Form 10-Q
period 2000-03-31
PREMIERWEST BANCORP
filed 2000-05-17
CIK 1102287

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

(Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2000

                                --------------

                                      OR

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from            to
                               ----------    ----------

Commission File Number   333-96209
                        -----------

                              PREMIERWEST BANCORP
            (Exact name of registrant as specified in its charter)

              OREGON                             93-1282171
     (State of Incorporation)                 (I.R.S. Employer
                                            Identification Number)

                           1455 East McAndrews Road
                             Medford, Oregon 97504
                   (Address of principal executive offices)
                                  (Zip Code)

                                (541) 618-6003
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  /X/    No / /


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of latest practicable date:

8,573,533 shares as of May 15, 2000.

                      Disclosure Regarding Forward-Looking Statements

This report includes forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of
1995. Such forward-looking statements are based on the beliefs of the Company's management and on assumptions made by and information currently available to management. All statements other than statements of historical fact, regarding the Company's financial position, business strategy and plans and objectives of management for future operations of the Company are forward-looking statements. When used herein, the words "anticipate," "believe," "estimate," "expect," and "intend" and words or phrases of similar meaning, as they relate to the Company or management, are intended to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to (i) projections of revenues, income or expenses, earnings per share, capital expenditures, dividends, capital structure and other financial items, (ii) statements of the plans and objectives of the Company or its management, or Board of Directors, including the introduction of new products or services, plans for expansion, acquisitions or future growth, or estimates or predictions of actions by customers, vendors, competitors or regulatory authorities, (iii) statements of future economic performance, and (iv) statements of assumptions underlying other statements about the Company and its business. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Forward-looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those indicated by the forward-looking statements. These risks and uncertainties include the Company's ability to maintain or expand its market share, net interest margins, or implement its marketing and growth strategies. Further, actual results may be affected by the Company's ability to compete on price and other factors with other financial institutions; customer acceptance of new products and services; general trends in the banking industry and the regulatory environment, as they relate to the Company's cost of funds and returns on assets. In addition, there are risks inherent in the banking industry relating to collectibility of loans and changes in interest rates. The reader is advised that this list of risks is not exhaustive and should not be construed as any prediction by the Company as to which risks would cause actual results to differ materially from those indicated by the forward-looking statements.

                                   Form 10-Q

                               Table of Contents


Part I  FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements ..................................  4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations .......................................  9


Part II OTHER INFORMATION

Item 1.  Legal Proceedings ............................................... 10

Item 6.  Exhibits and Reports on Form 8-K ................................ 10

Signatures ............................................................... 10

PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS



                              PREMIERWEST BANCORP

                                BALANCE SHEETS

                     March 31, 2000 and December 31, 1999



                           ASSETS

                                                             2000        1999

Due from Bank of Southern Oregon                         $   2,153   $   2,300
                                                         =========   =========

       LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)

Liabilities -
  Accounts payable                                       $  21,112   $  17,106

Shareholder's equity (deficit):
  Preferred stock, no par value;
    1,000,000 shares authorized; none issued                     -           -
  Common stock, no par value;
    20,000,000 shares authorized; 10 shares
    issued and outstanding                                     100         100
  Accumulated deficit                                      (19,059)    (14,906)
                                                         ---------   ---------
     Total shareholder's equity (deficit)                  (18,959)    (14,806)
                                                         ---------   ---------

     Total liabilities and shareholder's equity (deficit)$   2,153   $   2,300
                                                         =========   =========


See accompanying notes.

                              PREMIERWEST BANCORP

                            STATEMENT OF OPERATIONS

                   For the three months ended March 31, 2000


Organizational costs                                                 $  (6,653)

Credit for income taxes                                                  2,500
                                                                     ---------

Net loss                                                             $  (4,153)
                                                                     =========




See accompanying notes.

                              PREMIERWEST BANCORP

                            STATEMENT OF CHANGES IN
                        SHAREHOLDER'S EQUITY (DEFICIT)

                For the three-month period ended March 31, 2000



                                                                    Total
                              Number of                         shareholder's
                               common     Common   Accumulated     equity
                               shares      stock     deficit      (deficit)
------------------------------------------------------------------------------
Balance at
  January 1, 2000                 10    $    100    $(14,906)    $(14,806)

Net loss                          --          --      (4,153)      (4,153)
                                ----    --------    --------     --------

Balance at
     March 31, 2000               10    $    100    $(19,059)    $(18,959)
                                ====    ========    ========     ========




See accompanying notes.

PremierWest Bancorp - Notes to Condensed Financial Statements
March 31, 2000


1.   Summary of organization, business and significant accounting policies

     Organization and merger: PremierWest Bancorp (Bancorp) was incorporated in the state of Oregon on November 26, 1999, and as of March 31, 2000, was a wholly owned subsidiary of the Bank of Southern Oregon (the Bank). Effective on May 8, 2000, in a reorganization and merger accounted for as a pooling-of-interests, Bancorp became the holding company for the Bank; United Bancorp (United) was merged with and into Bancorp, and Douglas National Bank (United's wholly owned subsidiary) was merged with and into the Bank. In connection with the merger, Bancorp issued 3,715,993 shares of its common stock to United shareholders and 4,857,540 shares of its common stock to Bank shareholders.

     Basis of presentation: The accompanying financial statements include only the accounts and transactions of Bancorp and do not include any of the accounts and transactions of the Bank. Bancorp's fiscal year-end for tax and financial reporting purposes is December 31.

     Method of accounting: Bancorp prepares its financial statements in conformity with generally accepted accounting principles. Bancorp utilizes the accrual method of accounting, which recognizes income when earned and expenses when incurred. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

     Organizational costs: Costs associated with the organization of Bancorp have been expensed in the period incurred.

     Income taxes: The results of operations of Bancorp are reported for income tax purposes in consolidated income tax returns filed by the Bank. The credit for income taxes in the accompanying statement of operations is computed based upon Bancorp's taxable loss for financial reporting purposes.

     Operations and cash flow: During the period from November 26, 1999 (inception) through December 31, 1999, and for the three months ended March 31, 2000, Bancorp had no significant operations other than organizational activities. During these periods, the Bank paid expenses on behalf of Bancorp and, therefore, Bancorp had no cash flows. Bancorp intends to use dividends received from the Bank to help fund operations and service any borrowings under Bancorp's line-of-credit agreement (see
     Note 2).

2.   Line of credit agreement

     As of March 31, 2000 and December 31, 1999, Bancorp had a line-of-credit agreement (the Agreement) with West Coast Bank to pay for organizational costs up to $250,000. Borrowings under the Agreement are unsecured and bear interest at prime rate. As part of the Agreement, certain covenants are in existence. There were no borrowings outstanding as of March 31, 2000 and December 31, 1999; however, Bancorp borrowed $25,000 on May 4, 2000, to pay its accounts payable. Interest will be due monthly and any outstanding principal will be due June 1, 2000.

3.   Due from the Bank

     Amounts due from the Bank as of March 31, 2000 and December 31, 1999, represent Bancorp's credit for income taxes that will be utilized by the Bank, offset by organizational costs paid by the Bank on behalf of Bancorp during the period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FOR THE THREE MONTHS ENDED MARCH 31,2000

Net loss for PremierWest Bancorp (Bancorp) was $4,153 for the three months ended March 31,2000, consisting of organizational costs and the income tax benefit of those costs. There were no operations during the comparable period of 1999.

FINANCIAL CONDITION. Total assets at March 31, 2000 and December 31, 1999, consist of $2,153 and $2,300, respectively, due from its affiliate, Bank of Southern Oregon.

Accounts payable at March 31, 2000 and December 31, 1999, of $21,112 and $17,106, respectively, consist of amounts owed for organizational costs.

As of March 31, 2000, Bancorp had a shareholder's deficit of $18,959. After the May 8, 2000 merger with United Bancorp and its wholly owned subsidiary, Douglas National Bank, Bancorp had consolidated shareholders' equity of approximately $30 million.

LIQUIDITY. Bancorp has a line-of-credit for $250,000 with an unaffiliated bank, of which no advances were made as of March 31, 2000. Funds totaling $25,000 have subsequently been drawn upon for operations. Bancorp intends to retire any outstanding borrowings from the line-of-credit in the near future. Bancorp will obtain funds for repayment of the line-of-credit through a dividend from its wholly owned subsidiary, PremierWest Bank. (See notes to the condensed financial statements.)

Bancorp's future sources of funds will continue to mostly be through PremierWest Bank.

The ability of Bancorp to obtain funds for the payment of dividends and for other cash requirements is dependent on the amount of dividends that may be declared by its wholly owned subsidiary, PremierWest Bank. Under the Oregon Bank Act, an Oregon-chartered bank may not pay a cash dividend if the amount of the dividend exceeds its net unreserved retained earnings, after first deducting:

o bad debts, excepting bad debts that have already been charged against earnings or reserved for, and excepting bad debts that are fully secured and in the process of collection;

o all other assets charged off as required by the Director of the Oregon Department of Consumer and Business Services or by a state or federal examiner; and

o    all accrued expenses, interest and taxes of the bank.

For this purpose, "bad debt" means a debt on which interest is past due and unpaid for at least six months. Additionally, the Director of the Department of Consumer and Business Services may require an institution to suspend dividends if the Director determines that payment of dividends would result in remaining shareholders' equity being inadequate for the safe and sound operation of the bank. State-chartered banks' ability to pay dividends may be affected by capital adequacy guidelines of their primary federal bank regulatory agency.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.   None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


     (a) Exhibits: The following exhibits are being filed or incorporated by reference. This list constitutes the index.

          Exhibit
          Number       Description

          *   3.1      Articles of Incorporation of PremierWest Bancorp

          *   3.2      Bylaws of PremierWest Bancorp

          *   4.0      Specimen common stock certificate

          ** 27.0      Financial Data Schedule

--------------

* Incorporated by reference to the registration statement on Form S-4, File Number 333-96209, as declared effective by the Commission on April 4, 2000.

**   Filed herewith.

(b)  Reports on Form 8-K - None filed this period


SIGNATURES: Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATED: May 15, 2000

PREMIERWEST BANCORP

/s/ Bruce R. McKee
---------------------------------------                       .
Bruce R. McKee, Chief Financial Officer


/s/ John L. Anhorn
---------------------------------------                       .
John L. Anhorn, Chief Executive Officer