Form 10-Q
period 2000-06-30
PREMIERWEST BANCORP
filed 2000-08-11
CIK 1102287

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

(Mark One)

/X/      Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

For the quarterly period ended June 30, 2000
                               --------------

                                       OR

/ /      Transition Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

For the transition period from            to
                               ----------    ----------

Commission File Number   333-96209
                        -----------

                               PREMIERWEST BANCORP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              OREGON                             93-1282171
     ------------------------                 ----------------
     (State of Incorporation)                 (I.R.S. Employer
                                            Identification Number)

                           1455 East McAndrews Road
                             Medford, Oregon 97504
                    ----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (541) 618-6003
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  /X/    No / /


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of latest practicable date: 8,591,065 shares as of August 4, 2000.

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

                                Form 10-Q
                            Table of Contents


Part I FINANCIAL INFORMATION

Item 1  Condensed Consolidated Financial Statements .......................  4

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations ............................... 11

Part II OTHER INFORMATION

Item 1 Legal Proceedings .................................................. 14

Item 4 Submission of Matters to a Vote of Securities Holders .............. 14

Item 6 Exhibits and Reports on Form 8-K ................................... 14

Signatures ................................................................ 15

PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                     PREMIERWEST BANCORP AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)
                                  (UNAUDITED)


                                                     June 30,  December 31,
                                                       2000       1999
                                                   ----------- ----------
                  ASSETS

CASH AND DUE FROM BANKS                            $    12,551 $   12,593
FEDERAL FUNDS SOLD AND INTEREST-BEARING DEPOSITS        15,900      8,275
                                                   ----------- ----------
      Total cash and cash equivalents                   28,451     20,868
INVESTMENT SECURITIES AVAILABLE-FOR-SALE                78,613     82,349
LOANS, NET OF ALLOWANCE FOR LOAN LOSSES                214,578    171,420
FEDERAL HOME LOAN BANK STOCK                             1,374      5,818
PREMISES AND EQUIPMENT - NET                             9,828     10,296
ACCRUED INTEREST AND OTHER ASSETS                        8,213      5,901
                                                   ----------- ----------
      TOTAL ASSETS                                 $   341,057 $  296,652


   LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
  DEPOSITS:
   Non-interest-bearing checking                   $    52,606 $   43,789
   Savings and interest-bearing demand                 124,993    115,319
   Time                                                 89,300     70,637
                                                   ----------- ----------
      Total deposits                                   266,899    229,745
  FEDERAL HOME LOAN BANK BORROWINGS                     27,437     17,402
  REPURCHASE AGREEMENTS & FEDERAL FUNDS PURCHASED       14,038     18,600
  OTHER BORROWINGS                                       1,063        604
                                                   ----------- ----------
      Total borrowings                                  42,538     36,606
  OTHER LIABILITIES                                      2,358      2,077
                                                   ----------- ----------
      Total liabilities                                311,795    268,428

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Preferred stock - no par value; 1,000,000 shares
     authorized; none issued                                 -          -
  Common stock - no par value; 20,000,000 shares
     authorized; and 8,591,065 and 8,407,879
     shares issued and outstanding in 2000 and
     1999, respectively                                 18,522     17,918
  Retained earnings                                     13,096     12,710
  Unearned Employee Stock Ownership Plan compensation     (493)      (604)
  Accumulated other comprehensive loss                  (1,863)    (1,800)
                                                   ----------- ----------
      Total shareholders' equity                        29,262     28,224
                                                   ----------- ----------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $   341,057 $  296,652
                                                   =========== ==========

See accompanying notes.

                     PREMIERWEST BANCORP AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
          (Dollars in Thousands, Except for Earnings per Share Data)
                                  (UNAUDITED)


                                 FOR THE THREE MONTHS ENDED   FOR THE SIX MONTHS ENDED
                                 ---------------------------  ------------------------
                                       June 30,     June 30,   June 30,     June 30,
                                         2000         1999      2000          1999
--------------------------------------------------------------------------------------
Interest income:
  Interest and fees on loans           $  5,071    $  3,390    $  9,606    $  6,715
  Interest-earning deposits                 390         303         810       1,461
  Investment securities                     981       1,340       1,932       1,608
                                       --------    --------    --------    --------
      Total interest income               6,442       5,033      12,348       9,784
Interest expense:
  Deposits                                2,177       1,728       3,957       3,345
  Other borrowings                          607         262       1,173         608
                                       --------    --------    --------    --------
      Total interest expense              2,784       1,990       5,130       3,953
                                       --------    --------    --------    --------
Net interest income                       3,658       3,043       7,218       5,831
Loan loss provision                         193         140         379         240
                                       --------    --------    --------    --------
      Net interest income after loan
       loss provision                     3,465       2,903       6,839       5,591
Non-interest income                         594         473       1,008       1,010
Non-interest expense:
  Salaries and employee benefits          1,698       1,455       3,332       2,923
  Professional fees                         122         122         228         200
  Equipment                                 239         218         533         424
  Occupancy, net                            270         190         487         364
  Data processing                            68          57         130         112
  Advertising                               140         136         232         181
  Merger costs                              883           -         883           -
  Other                                     682         786       1,101       1,269
                                       --------    --------    --------    --------
      Total non-interest expense          4,102       2,964       6,926       5,473
                                       --------    --------    --------    --------
Income (loss) before income taxes           (43)        412         921       1,128
Provision for income taxes                 (193)       (107)       (535)       (358)
                                       ========    ========    ========    ========
      Net income (loss)                $   (236)   $    305    $    386    $    770

Earnings (loss) per common share:
  Basic                                $  (0.03)   $   0.04    $   0.04    $   0.09
                                       ========    ========    ========    ========
  Diluted                              $  (0.03)   $   0.04    $   0.04    $   0.09
                                       ========    ========    ========    ========



See accompanying notes.

                     PREMIERWEST BANCORP AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                            (Dollars in Thousands)
                                  (UNAUDITED)

                                                                                  Accumulated
                                                                    Unearned         other                         Total
                                   Comprehensive     Retained         ESOP       comprehensive     Common       shareholders'
                                   income (loss)     earnings    compensation    income (loss)      stock          equity
-----------------------------------------------------------------------------------------------------------------------------

BALANCE - JANUARY 1, 1999                         $      11,265  $        (890)  $         402  $      17,354  $       28,134

   Comprehensive loss:
     Net income                    $         770  $         770              -               -              -             770
     Net change in unrealized loss
       on investment securities
       available-for-sale,
       net of taxes                       (1,504)             -              -          (1,504)             -          (1,504)
                                   -------------
         Comprehensive loss        $        (734)
                                   =============

   ESOP compensation expense                                  -            155               -              -             155
   Cash dividend                                           (299)             -               -              -            (299)
   Amortization of stock
     compensation                                            11              -               -              -              11
   Stock options exercised                                    -              -               -             92              92
   Tax benefit of stock options
     exercised                                                -              -               -             62              62
                                                  -------------  -------------   -------------  -------------  --------------
BALANCE - JUNE 30, 1999                           $      11,747  $        (735)  $      (1,099) $      17,508  $       27,421
                                                  =============  =============   =============  =============  ==============

BALANCE - JANUARY 1, 2000                         $      12,710  $        (604)  $      (1,800) $      17,918  $       28,224

   Comprehensive income:
     Net income                    $         386            386              -               -              -             386
     Net change in unrealized loss
       on investment securities
       available-for-sale,
       net of taxes                          (63)             -              -             (63)             -             (63)
                                   -------------
         Comprehensive income      $         323
                                   =============

   ESOP compensation expense                                  -            111               -              -             111
   Stock options exercised                                    -              -               -            575             575
   Tax benefit of stock options
     exercised                                                -              -               -             29              29
                                                  -------------  -------------   -------------  -------------  --------------
BALANCE - JUNE 30, 2000                           $      13,096  $        (493)  $      (1,863) $      18,522  $       29,262
                                                  =============  =============   =============  =============  ==============




See accompanying notes.

                     PREMIERWEST BANCORP AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)
                                  (UNAUDITED)




                                                                           FOR THE SIX MONTHS ENDED
                                                                        ------------------------------
                                                                          June 30,         June 30,
                                                                            2000             1999
                                                                        --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                            $          386  $          770
  Adjustments to reconcile net income to net cash used by
    operating activities:
      Depreciation and amortization                                                515             209
      Amortization of premiums on investment securities, net                        11               2
      Deferred income taxes                                                       (128)            (86)
      Dividends on Federal Home Loan Bank stock                                   (162)           (105)
      Loan loss provision                                                          379             240
      Recognition of deferred compensation relating to ESOP                        111             166
      Increase in accrued interest and other assets                             (1,394)         (1,221)
      Increase in accrued interest and other liabilities                           281              13
                                                                        --------------  --------------
           Net cash used by operating activities                                    (1)            (12)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of Federal Home Loan Bank
    and Federal Reserve Bank stock                                               4,606               8
  Purchases of investment securities available-for-sale                              -         (27,165)
  Proceeds from maturities of investment securities                              3,662           4,616
  Proceeds from sale of property and equipment                                     275               -
  Loan originations (increase) decrease, net                                   (44,125)            336
  Purchase of premises and equipment, net                                         (495)         (2,065)
                                                                        --------------  --------------
           Net cash used in investing activities                               (36,077)        (24,270)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                                      37,154          12,416
  Net borrowings from Federal Home Loan Bank and other borrowings                5,932           7,808
  Cash dividend                                                                      -            (299)
  Proceeds from exercise of stock options                                          575              92
                                                                        --------------  --------------
           Net cash provided by financing activities                            43,661          20,017
                                                                        --------------  --------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 7,583          (4,265)

CASH AND CASH EQUIVALENTS - Beginning of the period                             20,868          43,378
                                                                        --------------  --------------

CASH AND CASH EQUIVALENTS - End of the period                           $       28,451  $       39,113
                                                                        ==============  ==============



See accompanying notes.

                     PREMIERWEST BANCORP AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STAEMENTS

                                 June 30, 2000

1.   SUMMARY OF OREGANIZATION, BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

     Organization and merger: PremierWest Bancorp was incorporated in the state of Oregon on November 26, 1999. Effective on May 8, 2000, in a reorganization and merger accounted for as a pooling-of-interests, PremierWest Bancorp became the holding company for PremierWest Bank (formerly, Bank of Southern Oregon); United Bancorp (United) merged with and into PremierWest Bancorp and United's wholly owned subsidiary, Douglas National Bank, merged with and into PremierWest Bank. In connection with the merger, PremierWest Bancorp issued 3,723,825 shares of its common stock to United shareholders and 4,857,540 shares of its common stock to PremierWest Bank shareholders.

     PremierWest Bank serves Jackson, Josephine and Douglas counties of Southern Oregon.

     Basis of presentation: The condensed consolidated financial statements include the accounts of PremierWest Bancorp and its wholly owned subsidiaries, PremierWest Bank, PremierWest Investment Company and
     Premier Finance Company, hereafter referred to as the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

     The interim condensed consolidated financial statements are not audited, but include all adjustments that management considers necessary for a fair presentation of the results of operations for such interim periods. In preparing the condensed consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheets and income and expenses for the periods. Actual results could differ from those estimates.

     The accompanying condensed consolidated financial statements are presented as though the merger had been consummated as of the earliest date reported. The balance sheet data as of December 31, 1999 was derived from audited financial statements and does not include all disclosures contained in each of the Bank of Southern Oregon's and United Bancorp's 1999 Annual Report to Shareholders and included in the Company's Registration Statement filed with the Securities and Exchange Commission, which became effective April 4, 2000. The interim condensed consolidated financial statements should be read in conjunction with each of the Bank of Southern Oregon's and United Bancorp's 1999 consolidated financial statements, including the notes thereto, included in their 1999 Annual Reports to Shareholders and the Company's April 4, 2000 Registration Statement. The reader should keep in mind that the results of operations for the interim periods shown in the accompanying condensed consolidated financial statements are not necessarily indicative of results for any future interim periods or the entire fiscal year.

     Method of accounting: The Company prepares its financial statements in conformity with generally accepted accounting principles. The Company utilizes the accrual method of accounting, which recognizes income when earned and expenses when incurred. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

2.   INVESTMENT SECURITIES AVAILABLE-FOR-SALE

     Investment securities available-for-sale at June 30, 2000 and December 31, 1999 consisted of the following:

                                                    2000                             1999
                                       -------------------------------  ------------------------------
                                                    Gross    Estimated              Gross    Estimated
                                       Amortized  Unrealized   fair     Amortized Unrealized    fair
        (Dollars in thousands)            cost      losses     value       cost     losses      value
------------------------------------------------------------------------------------------------------
        U.S. agency securities         $  41,537  $  (1,760) $  39,777  $  41,532 $  (1,620) $   9,912
        Collateralized mortgage
         obligations and mortgage-
          backed securities               22,862       (624)    22,238     24,894      (785)    24,109
        Obligations of states and
         political subdivisions           16,797       (636)    16,161     17,394      (514)    16,880
        Equity securities                    437          -        437      1,448         -      1,448
                                       ---------  ---------  ---------  --------- ---------  ---------
         Total                         $  81,633  $  (3,020) $  78,613  $  85,268 $  (2,919) $  82,349
                                       =========  =========  =========  ========= =========  =========


     At June 30, 2000, approximately $24 million in investment securities available-for-sale were pledged to secure public deposits and nonpublic deposits and borrowings.

3.   LOANS AND ALLOWANCE FOR LOAN LOSSES

     The composition of the loan portfolio at June 30, 2000 and December 31, 1999 was as follows:

         (Dollars in thousands)                   2000            1999
     -------------------------------------------------------------------
     Commercial                                $  36,733       $  33,065
     Real estate - construction                   46,515          34,844
     Real estate - other                         124,545          97,620
     Consumer installment                          9,656           9,009
     Other                                           794             442
                                               ---------       ---------
                                                 218,243         174,980

     Allowance for loan losses                    (3,126)         (3,075)
     Deferred loan fees                             (539)           (485)
                                               ---------       ---------
       Loans - net                             $ 214,578       $ 171,420
                                               =========       =========

     Impaired loans, on which the accrual of interest had been discontinued, were approximately $2.97 million at June 30, 2000 and $2.80 million at December 31, 1999.

     A summary of changes in the allowance for loan losses for the six months ended June 30, 2000 and 1999 were as follows:

     (Dollars in thousands)                           2000        1999
     -------------------------------------------------------------------
     Balance - Beginning of the period              $ 3,075      $ 2,832
     Loans charged-off                                 (402)        (163)
     Loan recoveries                                     74          209
     Loan loss provision                                379          240
                                                    -------      -------
     Balance - End of the period                    $ 3,126      $ 3,118
                                                    =======      =======


4.   LINE OF CREDIT AND OTHER BORROWINGS

     The Company has a line of credit with  Federal  Home Loan Bank of Seattle
     (FHLB) of approximately $32.8 million as of June 30, 2000. This line of credit is basically secured by restricted FHLB stock owned by the Company, funds on deposit with FHLB, investment securities and loans. Interest and principal payments are due monthly on any outstanding borrowings. As of June 30, 2000 and December 31, 1999, the Company had drawn $20.4 million and $10.0 million, respectively, of short-term advances from FHLB under the line of credit. As of June 30, 2000, all amounts were due within 60 days at an average annual interest rate of approximately 6.49%. The Company has also borrowed long-term funds from the FHLB against this line of credit, aggregating $7.0 million and $7.4 million as of June 30, 2000 and December 31, 1999, respectively. As of June 30, 2000, $5 million is due August 28, 2008, and the remaining $2.0 million is due at various times through February 2014. The Company is making monthly principal payments of approximately $61,000 plus interest at rates of 5.82% to 7.75%.

     Borrowings of approximately $14.0 million and $18.6 million at June 30, 2000 relate mostly to repurchase agreements used for customer overnight sweep accounts. The cost of these funds at June 30, 2000 is an average annual rate of interest of approximately 5.3%. Certain investment securities, as required, have been pledged as collateral to fully secure the long-term debt and the repurchase agreements.

     Additionally, the Company has approximately $15.0 million in available borrowings through lines of credit with certain correspondent banks and through the Federal Reserve Bank's discount window.

5.   COMMITMENTS AND CONTINGENCIES

     The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve various levels and elements of credit and interest rate risk in excess of the amount recognized in the accompanying condensed consolidated financial statements. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. As of June 30, 2000, the Company has $42,784,000 of commitments to extend credit to customers and $2,363,000 of standby letters of credit.

6.   EARNINGS PER SHARE

     The Company's basic earnings per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period. The Company's diluted earnings per common share is computed by dividing net income or loss by the weighted-average number of common shares outstanding plus dilutive common shares related to stock options. The weighted average number of common shares outstanding for basic earnings per share computations were approximately
     8.3 million for the three-month and six-month periods ended June 30, 2000 and approximately 8.1 million for the three-month and six-month periods ended June 30, 1999. Dilutive common shares related to stock options were approximately 297,000 for the three-month and six-month periods ended June 30, 2000 and approximately 236,000 for the three-month and six-month periods ended June 30, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

HIGHLIGHTS

As discussed in the notes accompanying the condensed consolidated financial statements included in this report, effective May 8, 2000, PremierWest Bancorp and its subsidiaries (hereafter also referred to as the Company) consummated a merger as a pooling-of-interests. The merger was between Bank of Southern Oregon, which changed its name to PremierWest Bank, and United Bancorp and its wholly owned subsidiary, Douglas National Bank. Accordingly, information and data included in the accompanying condensed consolidated financial statements and related notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations have been combined as though the merger had been consummated as of the earliest period financial information is presented.

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

FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999

The Company incurred a net loss of $236,000 for the three months ended June 30, 2000, after recognizing $883,000 in expenses related to the merger. Merger costs include a transaction fee of $150,000 paid to the Company's investment banker, $515,000 for fees incurred for legal and accounting services, $50,000 for printing and administrative charges, and $168,000 paid to a data processing provider for early contract termination and data processing conversion fees. Excluding these one-time mergers costs and for comparative purposes, the Company had net income of approximately $647,000, which was an increase of $342,000 (or 112%) compared to the same period in 1999. This increase is due mainly to a $615,000 increase in net interest income offset by an increase of $255,000 in non-interest expense over the comparative three-month period ended June 30, 1999.

The following table presents information regarding yields on interest-earning assets, expense on interest-bearing liabilities, net interest spread, net yields on average interest-earning assets, return on average assets and return on average equity for the periods indicated (dollars in thousands):

  Analysis for the three-month periods ended                                    Increase
  June 30, 2000 and 1999                                 2000         1999     (Decrease)    %Change
  ---------------------------------------------------------------------------------------------------
  Average interest-earning assets                     $   277,70  $   251,400  $    26,300     10.5%
  Average interest-bearing liabilities                $  296,600  $   243,400  $    53,200     21.9%
  Average total assets                                $  328,700  $   273,000  $    55,700     20.4%
  Average equity                                      $   29,500  $    28,400  $     1,100      3.9%

  Average yield earned                                      9.33%       8.03%        1.30%     16.2%
  Average rate paid                                         3.78%       3.28%       (0.50)%   (15.2)%

  Net interest spread                                       5.55%       4.75%        0.80%     16.8%

  Net interest income to average
    interest-earning assets                                 5.27%       4.85%        0.45%      9.3%
  Return on average assets, before merger costs             0.79%       0.45%        0.34%     75.5%
  Return on average equity, before merger costs             8.77%       4.31%        4.51%    104.6%
  Efficiency ratio, before merger costs                    75.71%      84.30%       (8.59)%   (10.2)%


NET INTEREST INCOME. Net interest income before the loan loss provision increased $615,000 for the three-month period ended June 30, 2000 over the same period in 1999. The increase was mainly due to an increase in the volume of loans and corresponding increase in overall yields. The Company's volume of interest-earning assets increased approximately $26 million during the three months ended June 30, 2000 as compared to the corresponding period in 1999. Although the Company's cost of funds has increased by 50 basis points and the volume of its interest-bearing liabilities increased $53 million during the three months ended June 30, 2000 as compared to the corresponding period in 1999, the Company still increased its interest rate margin by 80 basis points resulting in a 20% increase in net interest margin.

LOAN LOSS PROVISION. The loan loss provision during the three-month period ended June 30, 2000, was $193,000 as compared to $140,000 for the same period in 1999. The Company had net charge-offs of $114,000 during the three-month period ended June 30, 2000, compared to net recoveries of $108,000 for the corresponding period in 1999. Additions to the loan loss provision have maintained the allowance for loan losses at $3.126 million as of June 30, 2000, compared to $3.118 million as of June 30, 1999. The Company's ratio of allowance for loan losses to total loans was 1.43% at June 30, 2000, compared to 1.76% at June 30, 1999. Non-performing assets (defined as loans on non-accrual status, 90 days or more past due, and other real estate owned) were $3.766 million and $4.789 million at June 30, 2000 and 1999, respectively.

NON-INTEREST INCOME. Non-interest income increased 25.6% to $594,000 for the three months ended June 30, 2000, as compared to $473,000 for the same period in 1999. The increase in non-interest income was primarily due to fees earned from mortgage loan operations.

NON-INTEREST EXPENSE. Including the one-time merger costs of $883,000 discussed above, non-interest expense increased $1.4 million for the three months ended June 30, 2000 as compared to the corresponding period in 1999. Excluding the merger costs and for comparative purposes, non-interest expense increased $255,000 or 8.6% over the same period in 1999. Salaries and employee benefits increased $243,000 as a result of additional employees to support customer service and growth of the Company' operations. Occupancy, equipment and office expenses increased $101,000 for the three months ended June 30, 2000, as compared to the same period in 1999. This increase was attributed to costs associated with a new administration and loan production facility, including additional computer and phone equipment.

INCOME TAXES.  In  accordance  with  provisions  of the Internal  Revenue Code
(IRC), a significant portion of merger costs is not deductible for income tax purposes. As a result, the Company's taxable income resulted in an estimated $193,000 (an average tax rate of 30%) in federal and state income taxes for the three-month period ended June 30, 2000. This compares to an average tax rate of 26% for the three-month period ended June 30, 1999. The higher tax rate in 2000 is attributed to the graduated income tax rate structure of the IRC.

FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

Net income was $386,000 for the six months ended June 30, 2000, which was lower by $384,000 as compared to the same period in 1999. This decrease in net income also includes the one-time merger costs of $883,000, discussed above. Excluding the merger costs and to provide comparable information, net income was $1.269 million, an increase of $499,000 or 64.8% over the first six months of 1999. During the six months ended June 30, 2000, net interest income increased by $1.387 million, offset by an increase in non-interest expense of $570,000, excluding merger costs, over the comparative six-month period ended June 30, 1999.

The following table presents information regarding yields on interest-earning assets, expense on interest-bearing liabilities, net interest spread, net yields on average interest-earning assets, return on average assets and return on average equity for the periods indicated (dollars in thousands):

  Analysis for the six-month periods ended                                          Increase
  June 30, 2000 and 1999                                 2000           1999       (Decrease)     %Change
---------------------------------------------------------------------------------------------------------
  Average interest-earning assets                    $   280,300    $   249,300   $    31,000       12.4%
  Average interest-bearing liabilities               $   282,600    $   239,000   $    43,600       18.2%
  Average total assets                               $   311,600    $   268,600   $    43,000       16.0%
  Average equity                                     $    29,100    $    28,400   $       700        2.5%

  Average yield earned                                      8.86%          7.91%         0.95%      12.0%
  Average rate paid                                         3.65%          3.33%         0.32%       9.6%

  Net interest spread                                       5.21%          4.58%         0.63%      13.8%

  Net interest income to average
    interest-earning assets                                 5.15%          4.68%         0.46%      23.2%
  Return on average assets, excluding merger costs          0.82%          0.57%         0.24%      41.4%
  Return on average equity, excluding merger costs          8.72%          5.42%         3.30%      60.3%
  Efficiency ratio, excluding merger costs                 73.46%         80.00%        (6.54)%     (8.2)%


NET INTEREST INCOME. Net interest income before the loan loss provision increased $1,387 million for the six-month period ended June 30, 2000, for the same period in 1999.

The increase was primarily due to an increase in the volume of loans and related yields that more than offset an increase in the volume of interest-bearing deposits and borrowings and related rates paid. During the six-month period ended June 30, 2000, the volume of average loans increased by approximately $43 million, while overall yields increased approximately 95 basis points as compared to the corresponding period in the prior year. Such increases more than offset the $44 million increase in the volume of interest-bearing liabilities and 32 basis point increase in rates paid, enabling the Company to increase its net interest margin by 23.8%.

LOAN LOSS PROVISION. The loan loss provision during the six-month period ended June 30, 2000, was $379,000 as compared to $240,000 for the same period in 1999. The Company had net charge-offs of $328,000 during the six-month period ended June 30, 2000, compared to net recoveries of $46,000 for 1999.

NON-INTEREST INCOME. Non-interest income held steady at $1 million for the six months ended June 30, 2000, as compared to the same period in 1999.

NON-INTEREST EXPENSE. Non-interest expense increased to $6.9 million, including $883,000 of one-time merger costs discussed above, for the six months ended June 30, 2000, as compared to $5.5 million for the same period in 1999. Excluding the merger costs and again for comparative purposes, non-interest expense increased by $570,000 for the six months ended June 30, 2000, as compared to June 30, 1999. Salaries and employee benefits increased $409,000 with the increase in full-time employees supporting the high level of customer service and the greater volume of Company operations. Occupancy, equipment and office expenses increased $232,000 for the six months ended June 30, 2000, as compared to the same period in 1999. This increase was attributed to costs associated with the new administration and loan production facility that opened in December 1999 and additional computer and phone equipment.

INCOME TAXES. In accordance with provisions of the IRC and as discussed above, a significant portion of merger costs is not deductible for income tax purposes. As a result, the Company's taxable income resulted in an estimated $535,000 (an average tax rate of 33%) in federal and state income taxes for the six-month period ended June 30, 2000. This compares to an average tax rate of 32% for the six-month period ended June 30, 1999.

FINANCIAL CONDITION. Total assets at June 30, 2000, increased 15% to over $341 million since December 31, 1999, with growth in customer deposits of 16%, or over $37 million. The growth in customer deposits, increases in the Federal Home Loan Bank (FHLB) borrowings as well as a decrease in investment securities and a sale of FHLB stock was primarily used to increase loans by $43 million during the six months ended June 30, 2000. The increase in interest-bearing demand deposits and time certificates of deposit accounts provided additional funds to lend while allowing for adequate liquidity.

LIQUIDITY. Liquidity enables the Company to meet withdrawals of its deposits and borrowing needs of its loan customers. The Company maintains its liquidity position through maintenance of cash resources and the stability of its core deposit base. Liquidity has been relatively stable and adequate over its history. Short-term deposits, however, have grown while excess cash was invested on a short-term basis into federal funds sold and interest-earning deposits with the FHLB. As of June 30, 2000, the Company had $15.9 million in interest-earning deposits. These funds will be used to pay down the Company's short-term borrowings as such borrowings become due.

A further source of liquidity is the Company's ability to borrow funds by maintaining a secured line-of-credit with the FHLB up to 10% of the PremierWest Bank's total assets. As of June 30, 2000, $27.4 million had been advanced in short and long-term borrowings from the FHLB against the Company's credit line. Other borrowings of approximately $14 million relate mostly to repurchase agreements for customer overnight sweep accounts. The cost of these funds is approximately 5.3%. The Company also has established secured credit lines of approximately $15 million through certain correspondent banks and the discount window with the Federal Reserve Bank of San Francisco.

At June 30, 2000, the Company had approximately $43 million in outstanding commitments to extend credit for newly approved loans and available funds for construction projects. Under the terms of such commitments, completion of specified project benchmarks must be certified before funds may be drawn. In addition, it is anticipated that a portion of other commitments will expire or terminate without funding. Management believes that the Company's available resources will be sufficient to fund these commitments in the normal course of business.

CAPITAL RESOURCES. Federal regulators require the calculation of risk-based capital. This is an analysis that weights balance sheet and off-balance sheet items for their inherent risk. It requires minimum standards for risk-based capital-by-capital tier. As a minimum requirement, total risk-based capital ratio should be at least 8.00%, Tier 1 capital ratio should be at least 4.00%, and a leverage capital ratio should be at least 4.00%. At June 30, 2000, PremierWest Bank's estimated regulatory capital ratios were as follows: total risk-based capital ratio of 11.84%, Tier 1 capital ratio of 10.21%, and a leverage capital ratio of 8.76%. The Company's capital ratios also approximate the capital ratios of PremierWest Bank, since most Company capital and assets include the capital and assets of PremierWest Bank. However, were the Company or PremierWest Bank fully leveraged, further growth could be restricted to the level attainable through generation and retention of net income or the Company could seek additional capital from outside sources.

MARKET RISK. Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises principally from interest rate risk in its lending, deposit and borrowing activities. Management actively monitors and manages its interest rate risk exposure. Although the Company manages other risks, as in credit quality and liquidity risk, in the normal course of business, management considers interest rate risk to be a significant market risk, which could have the largest material effect on the Company's financial condition and results of operations. Other types of market risks, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities. The Company did not experience a significant change in market risk at June 30, 2000 as compared to December 31, 1999.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS. The Company may occasionally have pending routine litigation resulting from the collection of secured and unsecured indebtedness as part of its business of providing financial services. In some cases, such litigation will involve counterclaims or other claims against the Company. Other than litigation in the normal course of business and in the collection of Company loans and other such assets, the Company is not involved in any significant cases, which in management's opinion would have a material impact on the Company's financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

On May 5, 2000, the shareholders of Bank of Southern Oregon held their annual meeting. The following proposals were voted upon and approved:

Proposal 1: Adoption and approval the Agreement and Plan of Merger and share Exchange, dated as of October 7, 1999, as amended as of December 14, 1999, by among Bank of Southern Oregon, PremierWest Bancorp, United Bancorp and Douglas National Bank:

        For: 3,732,644
        Against: 37,484
        Abstentions and Broker Non-Votes: 742,609

Proposal 2: Reorganization of Bank of Southern Oregon into the holding company form of ownership as a wholly owned subsidiary of PremierWest Bancorp:

        For: 3,758,372
        Against: 37,484
        Abstentions and Broker Non-Votes: 13,187

Proposal 3: The following directors were elected to serve terms expiring with the 2000 annual meeting of shareholders:

          Jeffrey L.      John A.      Dennis N.    Richard K.    Richard R.   John L.       Patrick G.    James L.
          Chamberlain     Duke         Hoffbuhr     Karchmer      Hieb         Anhorn        Huycke        Patterson
          Director        Director     Director     Director      Director     Director      Director      Director
---------------------------------------------------------------------------------------------------------------------
For       4,240,479       4,241,729    4,241,729    4,241,729     4,241,529    4,241,729     4,240,729     4,240,099

Withheld     66,096          66,096       66,096       66,096       66,096        66,096        66,096        66,096


Proposal 4: Ratification of the appointment of Symonds, Evans & Larson, P.C. as independent auditor of Bank of Southern Oregon for the fiscal year ending December 31, 2000:

        For: 4,470,331
        Against: 28,974
        Abstentions and Broker Non-Votes: 14,432


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibit is being filed herewith and this list constitutes the Exhibit Index:

     Exhibit 27 Financial Data Schedule

(b)  Reports on Form 8-K

     On May 18, 2000, a Form 8-K was filed with the SEC to report the closing of the Plan of Merger and Share Exchange between Bank of Southern Oregon and United Bancorp and its wholly owned subsidiary, Douglas National Bank.

     On July 21, 2000, a Form 8-K/A was filed with the SEC to amend Form 8-K reported on May 18, 2000.

SIGNATURES: Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATED: August 8, 2000

PREMIERWEST BANCORP


By:  /s/ Bruce R. McKee
     -----------------------------------------
     Bruce R. McKee, Chief Financial Officer


By:  /s/ John L. Anhorn
     -----------------------------------------
     John L. Anhorn, Chief Executive Officer