Form 10-Q
period 2000-09-30
PREMIERWEST BANCORP
filed 2000-11-14
CIK 1102287

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

(Mark One)

/X/      Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

For the quarterly period ended September 30, 2000
                               --------------

                                       OR

/ /      Transition Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

For the transition period from            to
                               ----------    ----------

Commission File Number   333-96209
                       -----------

                               PREMIERWEST BANCORP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              OREGON                             93-1282171
     ------------------------               ----------------------
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

Yes  /X/    No / /

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of latest practicable date: 8,598,922 shares as of November 10, 2000.

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

                                   Form 10-Q

                               Table of Contents


Part I  FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements..........................4

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.................................11


Part II OTHER INFORMATION

Item 1. Legal Proceedings...................................................15

Item 4. Submission of Matters to a Vote of Securities Holders...............15

Item 6. Exhibits and Reports on Form 8-K....................................15

Signatures..................................................................16

PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                     PREMIERWEST BANCORP AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Dollars in 000's)
                                  (UNAUDITED)


                                                             September 30,  December 31,
                                                                 2000          1999
                                                             -------------  ------------
                     ASSETS

CASH AND DUE FROM BANKS                                         $   9,830   $  12,593
FEDERAL FUNDS SOLD AND INTEREST-BEARING DEPOSITS                    6,646       8,275
                                                                ---------   ---------
      Total cash and cash equivalents                              16,476      20,868
INVESTMENT SECURITIES AVAILABLE-FOR-SALE                           78,650      82,349
LOANS, NET OF ALLOWANCE FOR LOAN LOSSES                           217,787     171,420
FEDERAL HOME LOAN BANK STOCK                                        1,466       5,818
PREMISES AND EQUIPMENT - NET                                       10,519      10,296
ACCRUED INTEREST AND OTHER ASSETS                                   6,611       5,901
                                                                ---------   ---------
      TOTAL ASSETS                                              $ 331,509   $ 296,652
                                                                =========   =========

      LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
  DEPOSITS:
   Non-interest-bearing checking                                $  44,485   $  43,789
   Savings and interest-bearing demand                            136,877     115,319
   Time                                                            94,521      70,637
                                                                ---------   ---------
      Total deposits                                              275,883     229,745
  FEDERAL HOME LOAN BANK BORROWINGS                                 6,854      17,402
  REPURCHASE AGREEMENTS & FEDERAL FUNDS PURCHASED                  15,291      18,600
  EMPLOYEE STOCK OWNERSHIP PLAN NOTES PAYABLE                         438         604
                                                                ---------   ---------
      Total borrowings                                             22,583      36,606
  OTHER LIABILITIES                                                 2,359       2,077
                                                                ---------   ---------
      Total liabilities                                           300,825     268,428

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Preferred stock - no par value; 1,000,000 shares authorized;
   none issued                                                          -           -
  Common stock - no par value; 20,000,000 shares authorized;
   and 8,598,922 and 8,407,879 shares issued and outstanding
   in 2000 and 1999, respectively                                  18,575      17,918
  Retained earnings                                                13,902      12,710
  Unearned Employee Stock Ownership Plan compensation                (438)       (604)
  Accumulated other comprehensive loss                             (1,355)     (1,800)
                                                                ---------   ---------
      Total shareholders' equity                                   30,684      28,224
                                                                ---------   ---------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $ 331,509   $ 296,652
                                                                =========   =========

See accompanying notes.

                     PREMIERWEST BANCORP AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
            (Dollars in 000's, Except for Earnings per Share Data)
                                  (UNAUDITED)


                                                           FOR THE THREE MONTHS ENDED         FOR THE NINE MONTHS ENDED
                                                          ----------------------------      -----------------------------
                                                          September 30,   September 30,     September 30,    September 30,
                                                              2000              1999             2000              1999
                                                          --------------  ---------------   ---------------  ----------------

Interest income:
   Interest and fees on loans                             $        5,527  $         3,608   $        15,133  $         10,323
Interest-earning deposits                                            108              342               233               990
   Investment securities                                           1,322            1,340             3,939             3,761
                                                          --------------  ---------------   ---------------  ----------------
         Total interest income                                     6,957            5,290            19,305            15,074
Interest expense:
   Deposits                                                        2,537            1,618             6,494             4,963
   Other borrowings                                                  478              421             1,651             1,029
                                                          --------------  ---------------   ---------------  ----------------
         Total interest expense                                    3,015            2,039             8,145             5,992
                                                          --------------  ---------------   ---------------  ----------------
Net interest income                                                3,942            3,251            11,160             9,082
Loan loss provision                                                  215              245               594               485
                                                          --------------  ---------------   ---------------  ----------------
         Net interest income after loan
           loss provision                                          3,727            3,006            10,566             8,597
Non-interest income                                                  529              548             1,537             1,558
Non-interest expense:
   Salaries and employee benefits                                  1,600            1,759             4,932             4,682
   Professional fees                                                  28               74               256               274
   Occupancy & equipment, net                                        379              401             1,399             1,189
   Data processing                                                    33               54               163               166
   Advertising                                                        69              121               301               302
   Merger & data conversion costs                                     65                -               948                 -
   Other                                                             896              537             1,997             1,806
                                                          --------------  ---------------   ---------------  ----------------
         Total non-interest expense                                3,070            2,946             9,996             8,419
                                                          --------------  ---------------   ---------------  ----------------
Income before income taxes                                         1,186              608             2,107             1,736
Provision for income taxes                                           380              176               915               534
                                                          --------------  ---------------   ---------------  ----------------

         Net income                                     $            806  $           432   $         1,192  $          1,202
                                                          ==============  ===============   ===============  ================

Earnings per common share:
   Basic                                                $           0.10  $          0.05   $          0.14  $           0.15
                                                          ==============  ===============   ===============  ================
   Diluted                                              $           0.09  $          0.05   $          0.14  $           0.14
                                                          ==============  ===============   ===============  ================


See accompanying notes.

                     PREMIERWEST BANCORP AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                              (Dollars in 000's)
                                  (UNAUDITED)


                                                                                  Accumulated
                                                                    Unearned         other                         Total
                                  Comprehensive     Retained          ESOP       comprehensive    Common       shareholders'
                                  income (loss)     earnings      compensation   income (loss)     stock           equity
                                  --------------  -------------  --------------  -------------  -------------  --------------

BALANCE - JANUARY 1, 1999                         $      11,265  $        (890)  $         405  $      17,354  $       28,134

   Comprehensive loss:
     Net income                    $       1,202          1,202              -               -              -           1,202
     Net change in unrealized loss
       on investment securities
       available-for-sale,
       net of taxes                       (1,659)             -              -          (1,659)             -          (1,659)
                                   -------------
         Comprehensive loss        $        (457)
                                   =============

   ESOP compensation expense                                  -            222               -              -             222
   Cash dividend                                           (299)             -               -              -            (299)
   Amortization of stock
     compensation                                            16              -               -              -              16
   Stock options exercised                                    -              -               -            285             285
   Tax benefit of stock options
     exercised                                                -              -               -             87              87
                                                  -------------  -------------   -------------  -------------  --------------
BALANCE - SEPTEMBER 30, 1999                      $      12,184  $        (668)  $      (1,254) $      17,726  $       27,988
                                                  =============  =============   =============  =============  ==============

BALANCE - JANUARY 1, 2000                         $      12,710  $        (604)  $      (1,800) $      17,918  $       28,224

   Comprehensive income:
     Net income                    $       1,192          1,192              -               -              -           1,192
     Net change in unrealized loss
       on investment securities
       available-for-sale,
       net of taxes                          445              -              -             445              -             445
                                   -------------
         Comprehensive income      $       1,637
                                   =============

   ESOP compensation expense                                  -            166               -              -             166
   Stock options exercised                                    -              -               -            625             625
   Tax benefit of stock options
     exercised                                                -              -               -             32              32
                                                  -------------  -------------   -------------  -------------  --------------
BALANCE - SEPTEMBER 30, 2000                      $      13,902  $        (438)  $      (1,355) $      18,575  $       30,684
                                                  =============  =============   =============  =============  ==============


See accompanying notes.

                     PREMIERWEST BANCORP AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in 000's)
                                  (UNAUDITED)

                                                                                              FOR THE NINE MONTHS ENDED
                                                                                          ---------------------------------
                                                                                          September 30,       September 30,
                                                                                              2000                1999
                                                                                          ---------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                             $         1,192     $          1202
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                                                  783                 602
       Amortization (accretion) of premiums (discounts)
        on investment securities, net                                                                  17                (154)
       Deferred income taxes                                                                          (42)                160
       Dividends on Federal Home Loan Bank stock                                                     (186)               (309)
       Loan loss provision                                                                            594                 485
       Recognition of deferred compensation relating to ESOP                                          166                 222
       Decrease (increase) in accrued interest and other assets                                      (230)               (921)
       Increase in accrued interest and other liabilities                                             282                 928
                                                                                          ---------------     ---------------
              Net cash provided by operating activities                                             2,576               2,215

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of Federal Home Loan Bank
     and Federal Reserve Bank stock                                                                 4,538                 111
   Purchases of investment securities available-for-sale                                                -             (24,086)
   Proceeds from maturities of investment securities                                                4,403               5,490
   Loan originations, net                                                                         (47,643)            (14,861)
   Purchase of premises and equipment, net                                                         (1,006)             (2,498)
                                                                                          ---------------     ---------------
              Net cash used in investing activities                                               (39,708)            (35,844)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits                                                                        46,138              17,056
   Net (payments to) borrowings from Federal Home Loan Bank
    and other borrowings                                                                          (14,023)              9,142
   Cash dividend                                                                                        -                (299)
   Proceeds from exercise of stock options                                                            625                 285
                                                                                          ---------------     ---------------
              Net cash provided by financing activities                                            32,740              26,183
                                                                                          ---------------     ---------------

DECREASE IN CASH AND CASH EQUIVALENTS                                                              (4,392)             (7,446)

CASH AND CASH EQUIVALENTS - Beginning of the period                                                20,868              43,378
                                                                                          ---------------     ---------------

CASH AND CASH EQUIVALENTS - End of the period                                          $           16,476  $           35,932
                                                                                          ===============     ===============

See accompanying notes.

                         PREMIERWEST BANCORP AND SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STAEMENTS

                                  September 30, 2000

1.   SUMMARY OF OREGANIZATION, BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

     Organization and merger: PremierWest Bancorp was incorporated in the state of Oregon on November 26, 1999. Effective on May 8, 2000, in a
     reorganization and merger accounted for as a pooling-of-interests, PremierWest Bancorp became the holding company for PremierWest Bank (formerly, Bank of Southern Oregon); United Bancorp (United) merged with and into PremierWest Bancorp and United's wholly owned subsidiary, Douglas National Bank, merged with and into PremierWest Bank (the Bank). In connection with the merger, PremierWest Bancorp issued 3,723,825 shares of its common stock to United shareholders and 4,857,540 shares of its common stock to PremierWest Bank shareholders.

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

2.   INVESTMENT SECURITIES AVAILABLE-FOR-SALE

     Investment securities available-for-sale at September 30, 2000 and December 31, 1999 consisted of the following:

                                                                2000                                    1999
                                                -------------------------------------  -----------------------------------------
                                                                Gross      Estimated                   Gross       Estimated
                                                 Amortized   Unrealized      fair      Amortized     Unrealized      fair
         (Dollars in 000's)                        cost        losses         value        cost        losses        value
                                                -----------  -----------  -----------  -----------  -----------   -----------

         U.S. agency securities                 $    41,534  $    (1,393) $    40,141  $    41,532  $    (1,620)  $    39,912
         Collateralized mortgage
           obligations and mortgage-backed
           securities                                21,407         (518)      20,889       24,894         (785)       24,109
         Obligations of states and
           political subdivisions                    16,683         (286)      16,397       17,394         (514)       16,880
         Equity securities                            1,223            -        1,223        1,448            -         1,448
                                                -----------  -----------  -----------  -----------  -----------   -----------
           Total                                $    80,847  $    (2,197) $    78,650  $    85,268  $    (2,919)  $    82,349
                                                ===========  ===========  ===========  ===========  ===========   ===========

     At September 30, 2000, approximately $32 million in investment securities available-for-sale were pledged to secure public deposits and nonpublic deposits and borrowings.

3.   LOANS AND ALLOWANCE FOR LOAN LOSSES

     The composition of the loan portfolio at September 30, 2000 and December 31, 1999 was as follows:

         (Dollars in 000's)                              2000      1999
                                                      ---------  ---------

      Commercial                                      $  38,029  $  33,065
      Real estate - construction                         46,683     34,844
      Real estate - other                               110,301     97,620
      Consumer installment                               24,905      9,009
      Other                                               1,705        442
                                                      ---------  ---------

                                                        221,623    174,980
      Allowance for loan losses                          (3,354)    (3,075)
      Deferred loan fees                                   (482)      (485)
                                                      ---------  ---------
        Loans - net                                   $ 217,787  $ 171,420
                                                      =========  =========


     Impaired loans, on which the accrual of interest had been discontinued, were approximately $2.43 million at September 30, 2000 and $2.80 million at December 31, 1999.

     A summary of changes in the allowance for loan losses for the nine months ended September 30, 2000 and 1999 were as follows:

      (Dollars in 000's)                                 2000      1999
                                                      ---------  ---------

      Balance - Beginning of the period               $   3,075  $   2,832
      Loans charged-off                                    (404)      (845)
      Loan recoveries                                        89        225
      Loan loss provision                                   594        485
                                                      ---------  ---------
      Balance - End of the period                     $   3,354  $   2,697
                                                      =========  =========

4.   LINE OF CREDIT AND OTHER BORROWINGS

     The Company has a line of credit with  Federal  Home Loan Bank of Seattle
     (FHLB) up to approximately $49 million as of September 30, 2000. This line of credit is secured by restricted FHLB stock owned by the Company and is limited to 15% of the Bank's total assets and by the amount of FHLB stock held by the Bank. Interest and principal payments are due monthly on any outstanding borrowings. As of September 30, 2000 and
     December 31, 1999, the Company had drawn $0 and $10.0 million, respectively, of short-term advances from FHLB under the line of credit. The Company has also borrowed long-term funds from the FHLB against this line of credit, aggregating approximately $6.9 million and $7.4 million as of September 30, 2000 and December 31, 1999, respectively. As of September 30, 2000, $5 million is due August 28, 2008, and the remaining $1.9 million is due at various times through February 2014. The Company is making monthly principal payments of approximately $61,000 plus interest at rates of 5.82% to 7.75%.

     Borrowings of approximately $14.7 million and $18.6 million at September 30, 2000 and December 31, 1999, relate mostly to repurchase agreements used for customer overnight sweep accounts. The cost of these funds at September 30, 2000 is an average annual rate of interest of approximately 5.30%. Certain investment securities, as required, have been pledged as collateral to fully secure the long-term debt and the repurchase agreements.

     Additionally, as of September 30, 2000 the Company has approximately $18.5 million in available borrowings through lines of credit with certain correspondent banks and through the Federal Reserve Bank's discount window.

5.   COMMITMENTS AND CONTINGENCIES

     The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve various levels and elements of credit and interest rate risk in excess of the amount recognized in the accompanying condensed consolidated financial statements. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. As of September 30, 2000, the Company has $39,521,000 of commitments to extend credit to customers and $461,000 of standby letters of credit.

6.   EARNINGS PER SHARE

     The Company's basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period. The Company's diluted earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding plus dilutive common shares related to stock options. The weighted average number of common shares outstanding for basic earnings per share computations were approximately 8.4 million for the three-month and nine-month periods ended September 30, 2000 and approximately 8.1 million for the three-month and nine-month periods ended September 30, 1999. Dilutive common shares related to stock options were approximately 270,000 and 265,000 for the three-month and nine-month periods ended September 30, 2000, respectively, and approximately 212,000 and 202,000 for the three-month and nine-month periods ended September 30, 1999, respectively.

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

The Company had net income of $806,000 for the three months ended September 30, 2000, including $65,000 in expense related to the Company's recent merger and data conversion costs. Excluding these one-time costs and for comparative purposes, the Company had net income of approximately $871,000, which was an increase of $439,000 (or 102%) compared to the same period in 1999. This increase is due mainly to a $691,000 increase in net interest income offset by an increase of $59,000 in non-interest expense over the comparative three-month period ended September 30, 1999.

The following table presents information regarding yields on interest-earning assets, expense on interest-bearing liabilities, net interest spread, net yields on average interest-earning assets, return on average assets and return on average equity for the periods indicated (dollars in thousands):



  Analysis for the three-month periods ended                                    Increase
  September 30, 2000 and 1999                            2000         1999     (Decrease)    %Change
  ---------------------------------------------       ----------  -----------  -----------  ---------
  Average interest-earning assets                     $  304,534  $   262,199  $    42,335     16.2%
  Average interest-bearing liabilities                $  253,060  $   239,677  $    13,383      5.6%
  Average total assets                                $  327,792  $   285,233  $    42,559     14.9%
  Average equity                                      $   29,978  $    27,788  $     2,190      7.9%

  Average yield earned                                      9.09%        8.03%        1.06%    13.2%
  Average rate paid                                         4.74%        3.38%        1.36%    40.1%
                                                      ----------  -----------  -----------
  Net interest spread                                       4.35%        4.64%       (0.29)%   (6.3)%
                                                      ==========  ===========  ===========

  Net interest income to average
    interest-earning assets                                 5.15%        4.93%        0.22%     4.4%
  Return on average assets, before merger costs             1.06%        0.60%        0.46%    76.7%
  Return on average equity, before merger costs            11.56%        6.18%        5.38%    87.1%
  Efficiency ratio, before merger costs                    67.21%       77.94%      (10.73)%  (13.8)%


NET INTEREST INCOME. Net interest income before the loan loss provision increased $691,000 for the three-month period ended September 30, 2000 over the same period in 1999. The increase was mainly due to an increase in the volume of loans and corresponding increase in overall yields. The Company's volume of interest-earning assets increased approximately $42 million during the three months ended September 30, 2000 as compared to the corresponding period in 1999. Because the Company's cost of funds increased to 4.74% and the volume of its interest-bearing liabilities increased $13 million during the three months ended September 30, 2000 as compared to the corresponding period in 1999, the Company's interest rate margin decreased by 22 basis points resulting in a 6% decrease in net interest margin.

LOAN LOSS PROVISION. The loan loss provision during the three-month period ended September 30, 2000, was $215,000 as compared to $245,000 for the same period in 1999. The Company had net recoveries of $11,000 during the three-month period ended September 30, 2000, compared to net charge-offs of $653,000 for the corresponding period in 1999. Additions to the loan loss provision have maintained the allowance for loan losses at $3.354 million as of September 30, 2000, compared to $2.698 million as of September 30, 1999. The increase in the allowance for loan losses is primarily related to the increase in loans in addition to specific and inherent losses in the loan portfolio. The Company's ratio of allowance for loan losses to total loans was 1.52% at September 30, 2000, compared to 1.73% at September 30, 1999. Non-performing assets (defined as loans on non-accrual status, 90 days or more past due, and other real estate owned) either specifically reserved or adequately collateralized were $4.327 million and $2.878 million at September 30, 2000 and 1999, respectively.

NON-INTEREST INCOME. Non-interest income decreased slightly to $529,000 for the three months ended September 30, 2000, as compared to $548,000 for the same period in 1999. The decrease in non-interest income was primarily due to lower fees earned from deposit service charges and brokerage commissions.

NON-INTEREST EXPENSE. Including the one-time merger and data conversion costs of $65,000, non-interest expense increased $124,000 for the three months ended September 30, 2000 as compared to the corresponding period in 1999. Excluding the merger and data conversion costs and for comparative purposes, non-interest expense increased $59,000 or 2.0% over the same period in 1999. Salaries and employee benefits decreased $159,000 as a result of lower costs associated with recruiting and hiring and profit sharing expense related to the Company's employee stock option plan during the three months ended September 30, 2000 as compared to the corresponding period in 1999. Occupancy, equipment, data processing and advertising expenses decreased a total of $95,000 for the three months ended September 30, 2000, as compared to the same period in 1999. This decrease was attributed to reduction in costs associated with building maintenance and repairs, conversion from an outside data service bureau and a more focused advertising campaign compared to the three month period ended September 30, 1999. Other non-interest expense increased by $359,000 due to various factors including costs increases related to ATM and phone networks, training of personnel on new computer systems, and armored car and courier services between service branches.

INCOME TAXES.  In  accordance  with  provisions  of the Internal  Revenue Code
(IRC), certain merger costs are not deductible for income tax purposes. As a result, the Company's taxable income resulted in an estimated $380,000 (an effective tax rate of 32%) in federal and state income taxes for the three-month period ended September 30, 2000. This compares to an effective tax rate of 29% for the three-month period ended September 30, 1999.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Net income was $1,192,000 for the nine months ended September 30, 2000, which was lower by $10,000 as compared to the same period in 1999. This decrease in net income also includes the one-time merger and data conversion costs of $948,000. Merger costs include a transaction fee of $150,000 paid to the Company's investment banker, $515,000 for fees incurred for legal and accounting services, $70,000 for printing and administrative charges, and $168,000 paid to a data processing provider for early contract termination and data processing conversion fees. Conversion costs incurred in the third quarter of the year were $45,000. Excluding these merger and data conversion costs and to provide comparable information, net income was $2.140 million, an increase of $938,000 or 78% over the first nine months of 1999. During the nine months ended September 30, 2000, net interest income increased by $2.078 million, offset by an increase in non-interest expense of $629,000, excluding merger and data conversion costs, over the comparative nine-month period ended September 30, 1999.

The following table presents information regarding yields on interest-earning assets, expense on interest-bearing liabilities, net interest spread, net yields on average interest-earning assets, return on average assets and return on average equity for the periods indicated (dollars in thousands):


  Analysis for the nine-month periods ended                                     Increase
  September 30, 2000 and 1999                            2000         1999     (Decrease)    %Change
  ---------------------------------------------       ----------  -----------  -----------  ---------

  Average interest-earning assets                     $  293,690  $   253,252  $    40,438     16.0%
  Average interest-bearing liabilities                $  243,827  $   229,182  $    14,645      6.4%
  Average total assets                                $  319,615  $   273,914  $    45,701     16.7%
  Average equity                                      $   29,459  $    28,222  $     1,237      4.4%

  Average yield earned                                      8.78%        7.95%        0.83%    10.4%
  Average rate paid                                         4.46%        3.49%        0.97%    27.8%

  Net interest spread                                       4.32%        4.46%       (0.14)%   (3.1)%

  Net interest income to average
    interest-earning assets                                 5.08%        4.79%        0.29%     6.0%
  Return on average assets, excluding merger costs          0.89%        0.59%        0.31%    52.6%
  Return on average equity, excluding merger costs          9.70%        5.69%        4.01%    70.6%
  Efficiency ratio, excluding merger costs                 71.26%       79.13%       (7.87)%   (9.9)%



NET INTEREST INCOME. Net interest income before the loan loss provision increased $2.1 million for the nine-month period ended September 30, 2000, as compared to the same period in 1999.

The increase was primarily due to an increase in the volume of loans and related yields that more than offset an increase in the volume of interest-bearing deposits and borrowings and related rates paid. During the nine-month period ended September 30, 2000, the volume of average loans increased by approximately $64 million, while overall yields increased approximately 83 basis points as compared to the corresponding period in the prior year. Such increases more than offset the $14.6 million increase in the volume of interest-bearing liabilities and 97 basis point increase in rates paid, positively impacting the Company's net interest margin by 29 basis points.

LOAN LOSS PROVISION. The loan loss provision during the nine-month period ended September 30, 2000, was $594,000 as compared to $485,000 for the same period in 1999. The Company had net charge-offs of $315,000 during the nine-month period ended September 30, 2000, compared to net charge-offs of $620,000 for 1999. The provision for loan losses was increased during the year because of the increase in loans. Offsetting this was the decrease in net charge-offs as a result of the impact of improved underwriting policies.

NON-INTEREST INCOME. Non-interest income held fairly steady at $1.5 million for the nine months ended September 30, 2000, as compared to the same period in 1999.

NON-INTEREST EXPENSE. Non-interest expense increased to $10 million, including $948,000 of one-time merger and data conversion costs discussed above, for the nine months ended September 30, 2000, as compared to $8.4 million for the same period in 1999. Excluding the merger and data conversion costs and again for comparative purposes, non-interest expense increased by $629,000 for the nine months ended September 30, 2000, as compared to September 30, 1999. Salaries and employee benefits increased $250,000 with the increase in full-time employees supporting the high level of customer service and the greater volume of Company operations. Occupancy and equipment expenses increased $210,000 for the nine months ended September 30, 2000, as compared to the same period in 1999. This increase was attributed to costs associated with the new administration and loan production facility that opened in December 1999 and additional computer and phone equipment. While the size of the Company's operations expanded, costs in other non-interest expense have also increased though to a lesser degree. Management of the Company continually reviews areas to reduce duplication of operational processes in an effort to reduce other non-interest expenses.

INCOME TAXES. In accordance with provisions of the IRC and as discussed above, a significant portion of merger costs is not deductible for income tax purposes. As a result, the Company's taxable income resulted in an estimated $915,000 (an effective tax rate of 43%) in federal and state income taxes for the nine-month period ended September 30, 2000. This compares to an effective tax rate of 31% for the nine-month period ended September 30, 1999.

FINANCIAL CONDITION. Total assets at September 30, 2000, increased 12% to over $331 million since December 31, 1999, with growth in customer deposits of 20%, or over $46 million. The growth in customer deposits, $4.4 million in maturities of investment securities and the sale of $2.4 million in Federal Home Loan Bank (FHLB) and Federal Reserve Bank stock were primarily used to increase loans by $46 million and reduce FHLB borrowings of $10.5 million during the nine months ended September 30, 2000.

LIQUIDITY. Liquidity enables the Company to meet withdrawals of its deposits and borrowing needs of its loan customers. The Company maintains its liquidity position through maintenance of cash resources and the stability of its core deposit base. Liquidity has been relatively stable and adequate over its history. Short-term deposits, however, have grown while excess cash was invested on a short-term basis into federal funds sold and interest-earning deposits with the FHLB. As of September 30, 2000, the Company had $6.6 million in federal funds sold.

A further source of liquidity is the Company's ability to borrow funds by maintaining a secured line-of-credit with the FHLB up to 15% of the Bank's total assets. As of September 30, 2000, $6.9 million had been advanced in long-term borrowings from the FHLB against the Company's credit line. Other borrowings of approximately $15.3 million relate mostly to repurchase agreements for customer overnight sweep accounts. The cost of these funds is approximately 5.30%. The Company also has established secured credit lines of approximately $18.5 million through certain correspondent banks and the discount window with the Federal Reserve Bank of San Francisco.

At September 30, 2000, the Company had approximately $40 million in outstanding commitments to extend credit for newly approved loans and available funds for construction projects. Under the terms of such commitments, completion of specified project benchmarks must be certified before funds may be drawn. In addition, it is anticipated that a portion of other commitments will expire or terminate without funding. Management believes that the Company's available resources will be sufficient to fund these commitments in the normal course of business.

CAPITAL RESOURCES. Federal regulators require the calculation of risk-based capital. This is an analysis that weights balance sheet and off-balance sheet items for their inherent risk. It requires minimum standards for risk-based capital-by-capital tier. As a minimum requirement, total risk-based capital ratio should be at least 8.00%, Tier 1 capital ratio should be at least 4.00%, and a leverage capital ratio should be at least 4.00%. At September 30, 2000, PremierWest Bank's estimated regulatory capital ratios were as follows: total risk-based capital ratio of 12.22%, Tier 1 capital ratio of 10.98%, and a leverage capital ratio of 9.04%. The Company's capital ratios also approximate the capital ratios of PremierWest Bank, since most Company capital and assets include the capital and assets of PremierWest Bank. However, were the Company or PremierWest Bank fully leveraged, further growth could be restricted to the level attainable through generation and retention of net income or the Company could seek additional capital from outside sources.

MARKET RISK. Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises principally from interest rate risk in its lending, deposit and borrowing activities. Management actively monitors and manages its interest rate risk exposure. Although the Company manages other risks, as in credit quality and liquidity risk, in the normal course of business, management considers interest rate risk to be a significant market risk, which could have the largest material effect on the Company's financial condition and results of operations. Other types of market risks, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities. The Company did not experience a significant change in market risk at September 30, 2000 as compared to December 31, 1999.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

      NONE


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibit 27 - Financial Data Schedule

(b)   Reports on Form 8-K

On July 21, 2000, a Form 8-K/A was filed with the SEC to amend Form 8-K reported on May 18, 2000.

SIGNATURES: Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATED: November 13, 2000
PREMIERWEST BANCORP

                                                                 .
/s/ Bruce R. McKee
----------------------------------------
Bruce R. McKee, Chief Financial Officer


/s/ John L. Anhorn
----------------------------------------
John L. Anhorn, Chief Executive Officer