Form 10-K
period 2000-12-31
PREMIERWEST BANCORP
filed 2001-03-29
CIK 1102287

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

(Mark One)

[X]      Annual Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the fiscal year ended December 31, 2000

                                      or

[_]      Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from
                             to
         -------------------    --------------------------------

Commission file number:
                       ------------------------------

                               PremierWest Bancorp
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Oregon                                               93-1282171
------------------------------------        -----------------------------------
(State or other jurisdiction             (I.R.S. Employer Identification Number)
of incorporation or organization)

503 Airport Road, Medford, Oregon                                  97504
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code: 541-618-6003
                                                    ------------

Securities registered pursuant to               Name of exchange on
Section 12(b) of the Act:                       which registered:

     None                                                 None
----------------------------------              --------------------------------

          Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
--------------------------------------------------------------------------------
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X      No
                                               -------    -------

         Indicate by check mark if disclosure of delinquent filing pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         As of March 15, 2001, there were 8,598,915 shares of common stock outstanding. The aggregate market value of common stock held by non-affiliates was $34.9 million at March 15, 2001, based on the average bid and ask prices of such stock on such date as reported by the OTC Bulletin Board System.

                      Documents Incorporated by Reference:

None.

                                    Part I

ITEM 1.  BUSINESS

Introduction
------------

         PremierWest Bancorp ("PremierWest") was incorporated on November 26,
1999 for the purpose of becoming the holding company for PremierWest Bank, the resulting bank from the merger, completed in May 2000, of the Bank of Southern
Oregon, based in Medford, Oregon, and Douglas National Bank, headquartered in
Roseburg, Oregon.

         PremierWest conducts its business solely through PremierWest Bank, an
Oregon state-chartered commercial bank with branch offices located along the
Interstate-5 corridor from Medford to Roseburg. The bank has three subsidiaries:
Premier Finance Company makes consumer loans; PremierWest Investment Company offers insurance and investment products and services, and Blue Star Properties,
Inc. serves solely to hold properties used as bank offices.

Products and Services
---------------------

         PremierWest offers its customers a broad range of banking services, principally to small and medium-sized businesses and professional and retail customers.

         Loan Products
         -------------

         PremierWest makes commercial and real estate loans, construction loans for owner-occupied and rental properties, and secured and unsecured consumer installment loans. Commercial and real estate-based lending has been the primary focus of the bank's lending activities. Although PremierWest has made agricultural loans, it currently has no significant agricultural loans.

         Commercial Lending
         ------------------

         PremierWest offers specialized loans for business and commercial customers, including equipment and inventory financing, accounts receivable financing, operating lines of credit, and real estate construction loans.
PremierWest also makes Small Business Administration loans to qualified businesses. A substantial portion of PremierWest's commercial loans are designated as real estate loans for regulatory reporting purposes because they are secured by mortgages and trust deeds on real property, even if the loans are made for purpose of financing commercial activities, such as accounts receivable, equipment purchases and leasing.

         One of the primary risks associated with commercial loans is the risk that the commercial borrower might not generate sufficient income to repay the loan. The bank does not lend to start-up businesses, and the bank generally requires personal guarantees and secondary sources of repayment, such as real estate collateral.

         Real Estate Lending
         -------------------

         Real estate is commonly a material component of collateral for
PremierWest's loans. Although the expected source of repayment of these loans is generally the operation of the borrower's business or personal income, real estate collateral provides an additional measure of security. Risks associated with loans secured by real estate include fluctuating land values, changing local economic conditions, changes in tax policies, and a concentration of loans within a limited geographic area.

         Commercial real estate loans primarily include owner-occupied commercial properties and income-producing or farm properties. The primary risks of commercial real estate loans are loss of income of the borrower and the inability of the market to sustain rent levels. The bank mitigates commercial real estate risk by making the majority of commercial real estate loans on owner-occupied properties. PremierWest's underwriting standards also require a maximum loan-to-value ratio and a minimum period of time in which the borrower covers a minimum percentage of combined debt service, insurance and taxes.

         Although commercial and commercial real estate loans generally bear somewhat more risk than single-family residential mortgage loans, commercial and commercial real estate loans tend to be higher yielding, have shorter terms and generally provide for interest-rate adjustments as prevailing rates change.
Accordingly, commercial and commercial real estate loans increase the importance of interest-rate risk management while contributing to strong asset and income growth.

         PremierWest originates several different types of loans that it categorizes as construction loans, including residential construction loans to borrowers who will occupy the premises upon completion of construction, residential construction loans to builders, commercial construction loans, and real estate acquisition and development loans. Because of the complex nature of construction lending, these loans have a higher degree of risk than other forms of real estate lending. The bank mitigates its risk on construction loans by lending to customers who have been pre-qualified for long-term financing and who are using contractors acceptable to PremierWest.

         Consumer Lending
         ----------------

         PremierWest, through both the bank and the finance company subsidiary, makes secured and unsecured loans to individual borrowers for a variety of purposes, including personal, home improvements, revolving credit lines, autos, boats, and recreational vehicles. Unsecured consumer loans carry significantly higher interest rates than secured loans. PremierWest maintains a higher allowance for loan loss for consumer loans, while maintaining strict credit guidelines when considering consumer loan applications.

         Deposit Products and Other Services
         -----------------------------------

         PremierWest offers a variety of traditional bank deposit products to attract both commercial and consumer deposits through checking and savings accounts, money market accounts, and certificates of deposit. The company also offers travelers' checks, money orders and automated teller machines at most of its facilities.

         The company also has a finance company subsidiary, Premier Finance
Company, that originates consumer loans from its office in Portland. Premier
Finance serves customers in the Portland area, as well as providing a source of loans to bank customers, where the loans may carry a higher risk than permitted under the bank's lending criteria. Through PremierWest Investment Company, a subsidiary of the bank, the company sells insurance and related financial products, including life and health insurance, and through a third-party registered broker-dealer, provides mutual funds, annuities and other investment products to its customers.

         Market Area
         -----------

         On October 2, 2000, PremierWest Bank acquired Motor Investment Company, a Klamath Falls, Oregon consumer finance company. Motor Investment Company is an
80-year-old firm and is the fourth largest independent consumer finance company in Oregon, specializing in automobile and recreational vehicles financing, and equity and personal loans. It currently has approximately $4 million in consumer loans.

         On December 15, 2000, PremierWest Bank purchased Leader Mortgage Loan
Corporation, the largest mortgage brokerage in Southern Oregon with branches in
Medford, Grants Pass and Klamath Falls, Oregon, specializing in residential mortgages including FHA, VA and conventional home loans. Leader Mortgage now operates under the name "PremierWest Mortgage," as a division of PremierWest
Bank.

         PremierWest conducts its business in several primary market areas in southern Oregon. The company serves Jackson County from its main office in
Medford, three (3) branch offices in Medford and one branch in Central Point.
Medford is the fourth largest city in the state of Oregon and is the center for commerce, medicine and transportation in southwestern Oregon. The principal industries in the area include lumber and wood products, manufacturing and agriculture. Other manufacturing segments include electrical equipment and supplies, computing equipment, printing and publishing, fabricated metal products and machinery, and stone and concrete products. In the non-manufacturing sector, significant industries include the recreation, wholesale and retail trades, as well as medical care, particularly in connection with the area's growing retirement community.

         Another principal market area is centered in Roseburg, Oregon, and the surrounding communities in Douglas County, which the company serves from its five (5) branches in Roseburg, Winston, Glide, Sutherlin and Drain. The
company's presence in the Roseburg market area is the result of the merger with
Douglas National Bank on May 8, 2000. The economy of Douglas County has historically depended on the forest products industry, which is generally a declining industry, resulting in little economic growth and lower per capita income levels compared to other market areas along the Interstate-5 corridor.

         With the acquisition of Motor Investment Company, a consumer finance company, and of Leader Mortgage Company, a mortgage brokerage division of
PremierWest Bank, in October and December, 2000, respectively, the company now has a presence in Klamath Falls (Klamath County) and Grants Pass (Josephine
County) Oregon. The company anticipates building its banking network in these new areas in the coming year.

         Industry Overview
         -----------------

         The commercial banking industry continues to undergo increased competition, consolidation and change. Non-insured financial service companies such as mutual funds, brokerage firms, insurance companies, mortgage companies and leasing companies are offering alternative investment opportunities for customers' funds or lending sources for their needs. Banks have been granted extended powers to better compete including the limited right to sell insurance and securities products, but the percentage of financial transactions handled by commercial banks has dropped steadily. Although the amount of deposits in banks is remaining steady, such deposits represent less than 20% of household financial assets compared to over 35% twenty-five years ago. This trend represents a continuing shift to stocks, bonds, mutual funds and retirement accounts.

         Nonetheless, commercial banks are reducing costs by consolidation and exploring alternative ways of providing bank products. Although new community banks continue to be organized, bank mergers substantially outstrip formations.

         To more effectively and efficiently deliver its products, banks are opening in-store branches, installing more automated teller machines ("ATMs")
and investing in technology to permit telephone, personal computer and internet banking. While all banks are experiencing the effects of the changing environment, the manner in which banks choose to compete is increasing the gap between larger super-regional banks, committed to becoming national or regional
"brand names" providing a broad selection of products at low cost and with advanced technology, and community banks which provide most of the same products but with a commitment to personal service and with local ties to the customers and communities they serve.

         PremierWest Bancorp is subject to the supervision of and is examined by the Federal Reserve Bank. Areas subject to regulation are merger and acquisition activities, capital adequacy and intercompany transactions.

         PremierWest Bank is subject to the supervision and examination by, the
State of Oregon Department of Consumer and Financial Services. PremierWest Bank
is a member of the Federal Deposit Insurance Corporation ("FDIC") and is subject to examination by the FDIC. In practice, the primary state regulator makes regular examinations of the bank subject to its regulatory review or participates in joint examinations with federal regulator. Areas subject to review by federal authorities include the allowance for loan losses, investments, loans, mergers, payments of dividends, establishment of branches and other aspects of operations.

         Employees
         ---------

         As of December 31, 2000, PremierWest had 171 full-time equivalent employees. None of the employees is represented by a collective bargaining group. Management considers its relations with employees to be excellent.

         Government Policies
         -------------------

         The operations of PremierWest's subsidiaries are affected by state and federal legislative changes and by policies of various regulatory authorities, including those of the State of Oregon. These policies include, for example, statutory maximum legal lending rates, domestic monetary policies of the Board of Governors of the Federal Reserve System, Unites States fiscal policy, and capital adequacy and liquidity constraints imposed by national and state regulatory agencies.

         Supervision and Regulation
         --------------------------

         PremierWest is a registered bank holding company subject to the supervision of, and regulation by, the Board of Governors of the Federal Reserve
System (the "Federal Reserve").

         GENERAL - PremierWest is extensively regulated under federal and state law. These laws and regulations are generally intended to protect depositors, not shareholders. To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory or regulatory provisions. Any change in applicable laws or regulations may have a material effect on the business and prospects of the company. The operations of the company may be affected by legislative changes and by the policies of various regulatory authorities. The company cannot accurately predict the nature or the extent of the effects on its business and earnings that fiscal or monetary policies, or new federal or state legislation, may have in the future.

         FEDERAL AND STATE BANK REGULATION - PremierWest Bank, as a state chartered bank with deposits insured by the Federal Deposit Insurance
Corporation ("FDIC"), is subject to the supervision and regulation of the Oregon
Director, and of the FDIC. These agencies may prohibit the company from engaging in what they believe constitute unsafe or unsound banking practices.

         The Community Reinvestment Act ("CRA") requires that, in connection with examinations of financial institutions within its jurisdiction, the FDIC evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or new facility. The company's current CRA rating is
"Satisfactory."

         Banks are also subject to certain restrictions imposed by the Federal
Reserve Act on extensions of credit to executive officers, directors, principal shareholders or any related interest of such persons. Extensions of credit (i)
must be made on substantially the same terms, including interest rates and collateral as, and follow credit underwriting procedures that are not less stringent than, those prevailing at the time for comparable transactions with persons not affiliated with the company, and (ii) must not involve more than the normal risk of repayment or present other unfavorable features. Banks are also subject to certain lending limits and restrictions on overdrafts to such persons. A violation of these restrictions may result in the assessment of substantial civil monetary penalties on the affected bank or any officer, director, employee, agent or other person participating in the conduct of the affairs of that bank, the imposition of a cease and desist order, and other regulatory sanctions.

         Under the Federal Deposit Insurance Corporation Improvement Act
("FDICIA"), each federal banking agency has prescribed, by regulation, non-capital safety and soundness standards for institutions under its authority.
These standards cover internal controls, information and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, and standards for asset quality, earnings and stock valuation. An institution that fails to meet these standards must develop a plan acceptable to the agency, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions. Management believes that the company is in substantial compliance with these standards.

         DEPOSIT INSURANCE - The deposits of the company are currently insured to a maximum of $100,000 per depositor through the Bank Insurance Fund ("BIF"), administered by the FDIC. The company is required to pay semi-annual deposit insurance premium assessments to the FDIC.

         The FDICIA included provisions to reform the federal deposit insurance system, including the implementation of risk-based deposit insurance premiums.
The FDICIA also permits the FDIC to make special assessments on insured depository institutions in amounts determined by the FDIC to be necessary to give it adequate assessment income to repay amounts borrowed from the U.S.
Treasury and other sources or for any other purpose the FDIC deems necessary.
Pursuant to the FDICIA, the FDIC implemented a transitional risk based insurance premium system on January 1, 1993. Under this system, banks are assessed insurance premiums according to how much risk they are deemed to present to the
BIF. Banks with higher levels of capital and a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or involving a higher degree of supervisory concern. The bank qualifies for the lowest premium level, and currently pays only the statutory minimum rate.

         DIVIDENDS - Under the Oregon Bank Act, the bank is subject to restrictions on the payment of cash dividends to its parent holding company. A bank may not pay cash dividends if that payment would reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. In addition, the amount of the dividend may not be greater than its net unreserved retained earnings, after first deducting (i) to the extent not already charged against earnings or reflected in a reserve, all bad debts, which are debts on which interest is unpaid and past due at least six months;
(ii) all other assets charged off as required by the Oregon Director or state or federal examiner; and (iii) all accrued expenses, interest and taxes of the company.

         In addition, the appropriate regulatory authorities are authorized to prohibit banks and bank holding companies from paying dividends constituting an unsafe or unsound banking practice. The company is not currently subject to any regulatory restrictions on dividends other than those noted above.

         CAPITAL ADEQUACY - The federal and state bank regulatory agencies use capital adequacy guidelines in their examination and regulation of financial holding companies and banks. If the capital falls below the minimum levels established by these guidelines, a holding company or a bank may be denied approval to acquire or establish additional banks or non-bank businesses or to open new facilities.

         The FDIC and Federal Reserve have adopted risk-based capital guidelines for banks and bank holding companies. The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The current guidelines require all bank holding companies and federally regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Generally, banking regulators expect banks to maintain capital ratios well in excess of the minimum.

         Tier 1 capital for banks includes common shareholders' equity, qualifying perpetual preferred stock (up to 25% of total Tier 1 capital, if cumulative; under a Federal Reserve rule, redeemable perpetual preferred stock may not be counted as Tier 1 capital unless the redemption is subject to the prior approval of the Federal Reserve) and minority interests in equity accounts of consolidated subsidiaries, less intangibles, except as described above. Tier
2 capital includes: (i) the allowance for loan losses of up to 1.25% of risk-weighted assets; (ii) any qualifying perpetual preferred stock which exceeds the amount which may be included in Tier 1 capital; (iii) hybrid capital instruments (iv) perpetual debt; (v) mandatory convertible securities and (vi)
subordinated debt and intermediate term preferred stock of up to 50% of Tier 1 capital. Total capital is the sum of Tier 1 and Tier 2 capital less reciprocal holdings of other banking organizations, capital instruments and investments in unconsolidated subsidiaries.

         Banks' assets are given risk-weights of 0%, 20%, 50%, and 100%. In addition, certain off-balance sheet items are given credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. These computations result in the total risk-weighted assets.

         Most loans are assigned to the 100% risk category, except for first mortgage loans fully secured by residential property, which carry a 50% rating.
Most investment securities are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% risk-weight, and direct obligations of or obligations guaranteed by the U.S. Treasury or U.S. Government agencies, which have 0% risk-weight. In converting off-balance sheet items, direct credit substitutes, including general guarantees and standby letters of credit backing financial obligations, are given 100% conversion factor. The transaction-related contingencies such as bid bonds, other standby letters of credit and undrawn commitments, including commercial credit lines with an initial maturity of more than one year, have a 50% conversion factor.
Short-term, self-liquidating trade contingencies are converted at 20%, and short-term commitments have a 0% factor.

         The FDIC also has implemented a leverage ratio, which is Tier 1 capital as a percentage of total assets less intangibles, to be used as a supplement to risk-based guidelines. The principal objective of the leverage ratio is to place a constraint on the maximum degree to which a bank may leverage its equity capital base. The FDIC requires a minimum leverage ratio of 3%. However, for all but the most highly rated bank holding companies and for banks seeking to expand or experiencing or anticipating significant growth, the FDIC requires a minimum leverage ratio of 4%.

         The FDICIA created a statutory framework of supervisory actions indexed to the capital level of the individual institution. Under regulations adopted by the FDIC, an institution is assigned to one of five capital categories depending on its total risk-based capital ratio, Tier 1 risk-based capital ratio, and leverage ratio, together with certain subjective factors. Institutions deemed to be "undercapitalized" are subject to certain mandatory supervisory corrective actions. The company does not believe that these regulations have any material effect on its operations.

         EFFECTS OF GOVERNMENT MONETARY POLICY - The earnings and growth of the company are affected not only by general economic conditions, but also by the fiscal and monetary policies of the federal government, particularly the Federal
Reserve. The Federal Reserve can and does implement national monetary policy for such purposes as curbing inflation and combating recession, by its open market operations in U.S. Government securities, control of the discount rate applicable to borrowings from the Federal Reserve, and establishment of reserve requirements against certain deposits. These activities influence growth of bank loans, investments and deposits, and also affect interest rates charged on loans or paid on deposits. The nature and impact of future changes in monetary policies and their impact on the company cannot be predicted with certainty.

         CHANGING REGULATORY STRUCTURE OF THE BANKING INDUSTRY - The laws and regulations affecting banks and bank holding companies are currently undergoing significant changes. Bills are now pending or expected to be introduced in the
United States Congress that contain proposals for altering the structure, regulation, and competitive relationships of the nation's financial institutions. If enacted into law, these bills could have the effect of increasing or decreasing the cost of doing business, limiting or expanding permissible activities (including insurance and securities activities), or affecting the competitive balance among banks, savings associations, and other financial institutions. Some of these bills would reduce the extent of federal deposit insurance, broaden the powers or the geographical range of operations of bank holding companies, alter the extent of which banks will be permitted to engage in securities activities, and realign the structure and jurisdiction of various financial institution regulatory agencies. Whether or in what form any such legislation may be adopted or the extent to which the business of the company might be affected thereby cannot be predicted with certainty.

         Of particular note is legislation enacted by Congress in 1995 permitting interstate banking and branching, which allows banks to expand nationwide through acquisition, consolidation or merger. Under this law, an adequately capitalized bank holding company may acquire banks in any state or merge banks across state lines if permitted by state law. Further, banks may establish and operate branches in any state subject to the restrictions of applicable state law. Under Oregon law, an out-of-state bank or bank holding company may merge with or acquire an Oregon state chartered bank or bank holding company if the Oregon bank, or in the case of a bank holding company, the subsidiary bank, has been in existence for a minimum of three years, and the law of the state in which the acquiring bank in located permits such merger.
Branches may not be acquired or opened separately, but once an out-of-state bank has acquired branches in Oregon, either through a merger with or acquisition of substantially all the assets of an Oregon bank, the acquirer may open additional branches.

         In December 1999, Congress enacted the Gramm-Leach-Bliley Act (the "GLB
Act") and repealed the nearly 70-year prohibition on banks and bank holding companies engaging in the businesses of securities and insurance underwriting imposed by the Glass-Steagall Act.

         Under the GLB Act, a bank holding company may, if it meets certain criteria, elect to be a "financial holding company," which is permitted to offer, through a non-bank subsidiary, products and services that are "financial in nature" and to make investments in companies providing such services. A financial holding company may also engage in investment banking, and an insurance company subsidiary of a financial holding company may also invest in
"portfolio" companies, without regard to whether the businesses of such companies are financial in nature.

         The GLB Act also permits eligible banks to engage in a broader range of activities through a "financial subsidiary," although a financial subsidiary of a bank is more limited than a financial holding company in the range of services it may provide. Financial subsidiaries of banks are not permitted to engage in insurance underwriting, real estate investment or development, merchant banking or insurance portfolio investing. Banks with financial subsidiaries must (i)
separately state the assets, liabilities and capital of the financial subsidiary in financial statements; (ii) comply with operational safeguards to separate the subsidiary's activities from the bank; and (iii) comply with statutory restrictions on transactions with affiliates under Sections 23A and 23B of the
Federal Reserve Act.

         Activities that are "financial in nature" include activities normally associated with banking, such as lending, exchanging, transferring and safeguarding money or securities, and investing for customers. Financial activities also include the sale of insurance as agent (and as principal for a financial holding company, but not for a financial subsidiary of a bank), investment advisory services, underwriting, dealing or making a market in securities, and any other activities previously determined by the Federal
Reserve to be permissible non-banking activities.

         Financial holding companies and financial subsidiaries of banks may also engage in any activities that are incidental to, or determined by order of the Federal Reserve to be complementary to, activities that are financial in nature.

         To be eligible to elect status as a financial holding company, a bank holding company must be well capitalized, under the Federal Reserve capital adequacy guidelines, and well managed, as indicated in the institution's most recent regulatory examination.  In addition, each bank subsidiary must also be well capitalized and well managed, and must have received a rating of
"satisfactory" in its most recent CRA examination. Failure to maintain eligibility would result in suspension of the institution's ability to commence new activities or acquire additional businesses until the deficiencies are corrected. The Federal Reserve could require a non-compliant financial holding company that has failed to correct noted deficiencies to divest one or more subsidiary banks, or to cease all activities other than those permitted to ordinary bank holding companies under the regulatory scheme in place prior to enactment of the GLB Act.

         In addition to expanding the scope of financial services permitted to be offered by banks and bank holding companies, the GLB Act addressed the jurisdictional conflicts between the regulatory authorities that supervise various types of financial businesses. Historically, supervision was an entity-based approach, with the Federal Reserve regulating member banks and bank holding companies and their subsidiaries. As holding companies are now permitted to have insurance and broker-dealer subsidiaries, the supervisory scheme is oriented toward functional regulation. Thus, a financial holding company is subject to regulation and examination by the Federal Reserve, but a broker-dealer subsidiary of a financial holding company is subject to regulation by the Securities and Exchange Commission, while an insurance company subsidiary of a financial holding company would be subject to regulation and supervision by the applicable state insurance commission.

         The GLB Act also includes provisions to protect consumer privacy by prohibiting financial services providers, whether or not affiliated with a bank, from disclosing non-public, personal, financial information to unaffiliated parties without the consent of the customer, and by requiring annual disclosure of the provider's privacy policy. Each functional regulator is charged with promulgating rules to implement these provisions.

Item 2.  PROPERTIES

         PremierWest conducts its banking business through 13 offices of
PremierWest Bank, five are located in Jackson County, including the bank's main office and eight in Douglas County. In addition, the bank maintains an ATM kiosk in Roseburg, and has ATMs located at all but two branch offices. Further, the company conducts business through Premier Finance Company in a leased office in Portland, and its investment company activities in Roseburg, Motor Investment
Company located in Klamath Falls, and Leader Mortgage located in Medford, Grants
Pass and Klamath Falls, Oregon. PremierWest Mortgage has three branches located in Grants Pass, Klamath Falls and Medford, Oregon.

Item 3.  LEGAL PROCEEDINGS

         From time to time PremierWest is involved in various legal proceedings that are incidental to its business. In the opinion of management, no current legal proceedings are material to the financial condition of PremierWest, either individually or in the aggregate.

Item 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                    PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         Stock price quotations for the common stock of PremierWest appear on the OTC Bulletin Board, an electronic, screen-based market maintained by NASD
Regulation, Inc., a subsidiary of the National Association of Securities
Dealers, Inc., under the trading symbol "PRWT." The common stock is registered under the Securities Exchange Act of 1934, but is not currently eligible to be held in margin accounts. The following lists the high and low closing prices
(the latest trade) for each period, as adjusted for subsequent stock dividends. Prior to May 8, 2000, the prices reflect the high and low closing prices during each period for PremierWest's predecessor company, the Bank of
Southern Oregon, whose trading symbol was "BSOR." Prices do not include retail mark-ups, mark-downs or commissions. On March 15, 2001, the common stock was held of record by approximately 342 shareholders, a number which does not include beneficial owners who hold shares in "street name." As of March 15,
2001, the most recent date prior to the date of this proxy statement, the closing price of the common stock was $4.938 per share.

                              2000                           1999                                      1998
              ------------------------------  ---------------------------------     -----------------------------------
                     Closing                         Closing                                   Closing
                  Market Price     Cash           Market Price        Cash                   Market Price     Cash
              ------------------   Dividends  --------------------    Dividends     ----------------------    Dividends
                High      Low      Declared    High          Low      Declared        High           Low      Declared
              --------- --------  ---------   ---------    ---------  ---------     ---------     ---------   ---------
1st Quarter    $ 7.13    $ 5.50   $   -       $ 9.00        $ 7.50    $     -       $  8.00        $ 6.50     $   -
2nd Quarter    $ 6.88    $ 4.25   $   -       $ 9.00        $ 7.00    $     -       $ 14.63        $ 7.88     $   -
3rd Quarter    $ 5.63    $ 4.25   $   -       $ 7.75        $ 6.56    $     -       $ 11.00        $ 7.00     $   -
4th Quarter    $ 5.19    $ 4.13   $   -       $ 8.00        $ 6.50    $     -       $  9.88        $ 7.25     $   -

As of December 31, 2000, the Common Stock was held of record by approximately
345 shareholders.

         Oregon and federal banking laws and regulations place restrictions on the payment of dividends by a bank to its shareholders. PremierWest does not currently pay cash dividends, but rather retains earnings to help fund its acquisition plans and internal growth. Any change in this policy will be dependent upon its future financial needs and economic situations.

Item 6.  SELECTED FINANCIAL DATA

         The following tables present, for the periods specified, selected unaudited consolidated financial data for PremierWest. The information is presented for illustrative purposes only and is not necessarily indicative of the financial positions or results of operations, nor is it necessarily indicative of future financial positions or results of operations.

                                                                            Years ended December 31,
                                                                            ------------------------
(Dollars in thousands except per share data)                    2000        1999        1998        1997        1996         1995
--------------------------------------------                    ----        ----        ----        ----        ----         ----
Operating Results
Interest income                                              $ 26,199    $ 20,812    $ 20,020    $ 19,649     $ 17,962    $ 16,558
Interest expense                                               11,196       8,080       7,968       7,555        6,966       6,290
   Net interest income                                         15,003      12,732      12,052      12,094       10,996      10,268
Loan loss provisions                                              669         835       1,702       1,871          395         290
Non-interest income                                             1,930       2,080       2,162       1,515        1,288       1,323
Non-interest expense                                           12,275      11,542       9,062       7,630        6,604       6,734
   Income before income taxes                                   3,989       2,435       3,450       4,108        5,285       4,567
Provision for income taxes                                      1,098         707       1,214       1,362        1,624       1,491
Net income before merger and data conversion costs              2,891       1,728       2,236       2,746        3,661       3,076
Merger and data conversion costs (1)                            1,087           -           -           -            -           -
   Net income                                                 $ 1,804     $ 1,728     $ 2,236     $ 2,746      $ 3,661     $ 3,076

Per Share Data (2) (before merger & data conversion costs)(1)
Basic earnings per common share                                $ 0.32      $ 0.21      $ 0.28      $ 0.35       $ 0.75      $ 0.63
Diluted earnings per common share                              $ 0.32      $ 0.21      $ 0.27      $ 0.33       $ 0.75      $ 0.62
Dividends declared per common share                               $ -      $ 0.04      $ 0.03      $ 0.03       $ 0.04      $ 0.04
Ratio of dividends declared to net income                        0.0%       17.3%       11.8%        8.0%         5.3%        5.9%

Financial Ratios (before merger & data conversion costs)(1)
Return on average equity                                        9.54%       6.12%       8.14%      11.42%       17.19%      17.38%
Return on average assets                                        0.89%       0.62%       0.88%       1.18%        1.77%       1.63%
Efficiency ratio (3)                                           71.26%      77.92%      63.75%      56.06%       53.76%      58.10%
Net interest margin                                             5.16%       5.01%       5.15%       5.41%        5.68%       5.21%

Per Share Data (after merger & data conversion costs)(1)
Basic earnings per common share                                $ 0.21      $ 0.21      $ 0.28      $ 0.35       $ 0.75      $ 0.63
Diluted earnings per common share                              $ 0.21      $ 0.21      $ 0.27      $ 0.33       $ 0.75      $ 0.62
Dividends declared per common share                               $ -      $ 0.04      $ 0.03      $ 0.03       $ 0.04      $ 0.04
Ratio of dividends declared to net income                        0.0%       17.3%       11.8%        8.0%         5.3%        5.9%

Financial Ratios (after merger & data conversion costs)(1)
Return on average equity                                        5.96%       6.12%       8.14%      11.42%       17.19%      17.38%
Return on average assets                                        0.56%       0.62%       0.88%       1.18%        1.77%       1.63%
Efficiency ratio                                               78.91%      77.92%      63.75%      56.06%       53.76%      58.10%
Net interest margin                                             5.16%       5.01%       5.15%       5.41%        5.68%       5.21%

Balance Sheet Data at Year End
Loans                                                       $ 236,386   $ 174,980    $143,148    $135,877     $126,211    $115,731
Allowance for loan losses                                     $ 3,476     $ 3,075     $ 2,832     $ 1,570      $ 1,447     $ 1,222
Allowance as percentage of loans                                1.47%       1.76%       1.98%       1.15%        1.15%       1.06%
Total assets                                                $ 344,246   $ 296,652    $264,799    $251,060     $225,092    $195,414
Total deposits                                              $ 296,240   $ 229,745    $214,186    $194,348     $176,746    $156,570
Total equity                                                 $ 32,442    $ 28,224    $ 28,134    $ 25,493     $ 22,600    $ 19,677

----------------------------------
Notes:
(1)      Merger and data conversion costs relate to the United Bancorp merger that closed May 8, 2000.
(2)      Per share data has been retroactively adjusted for subsequent stock dividends and stock splits.
(3)      Efficiency ratio is noninterest expense divided by the sum of net interest income plus noninterest income minus nonrecurring items.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATION

         This document includes forward-looking statements containing assumptions and estimates of the management of PremierWest that are based upon currently available information. All statements other than statements of historical fact included herein regarding the company's financial position, business strategies, and management's plans and objectives for future operations, are forward-looking statements. The words "anticipate," "believe,"
"estimate," and "intend," and words or phrases of similar meaning, as they relate to the company or management, are intended to help identify forward-looking statements. Although management believes that the expectations reflected in such forward-looking statements are reasonable, they can give no assurance that such expectations will prove correct. Based upon changing conditions, the occurrence of certain risks or uncertainties, or if any underlying assumptions prove incorrect, actual results may vary materially and adversely from those expectations and intentions. The company does not intend to update these forward-looking statements. All subsequent written and oral forward-looking statements attributable to the company and/or persons acting on its behalf are expressly qualified in their entirety.

         PremierWest conducts a general commercial banking business, gathering deposits from the general public and applying those funds to the origination of loans for commercial, real estate and consumer loans and investments.
PremierWest was created from the merger of Bank of Southern Oregon and Douglas
National Bank on May 8, 2000, and the simultaneous formation of a bank holding company for the resulting bank, PremierWest Bank. The merger was accounted for as a pooling of interests. Accordingly, the consolidated financial statements included elsewhere in this proxy statement, and the following discussion, present the company as if the merger had taken place prior to the periods presented.

         PremierWest's profitability depends primarily on net interest income, which is the difference between (a) interest income generated by interest-earning assets (principally loans and investments) and (b) interest expense incurred on interest-bearing liabilities (principally customer deposits and borrowed funds). Net interest income is affected by the difference (the
"interest rate spread") between rates of interest earned on interest-earning assets and rates of interest paid on interest-bearing liabilities, as well as the relative amounts of interest-earning assets and interest-bearing liabilities. Financial institutions have traditionally used interest rate spreads as a measure of net interest income. Another indication of an institution's net interest income is its "net yield on interest-earning assets"
or "net interest margin," which is net interest income divided by average interest-earning assets.

         To a lesser extent, PremierWest's profitability is also affected by such factors as the level of noninterest income and expenses, the provision for loan losses, and the provision for income taxes. Noninterest income consists primarily of service charges on deposit accounts. Noninterest expense consists primarily of salaries and employee benefits, professional fees, equipment, occupancy-related expenses, data processing, advertising and other operating expenses.

         Financial Highlights
         --------------------

         The following financial highlights exclude $1.1 million of one-time merger and data processing costs related to the United Bancorp merger incurred during the year ended December 31, 2000. For the year ended December 31, 2000,
PremierWest earned $2.9 million compared with $1.7 million for 1999. Diluted earnings per share were $0.32 and $0.21 for the year ended 2000 and 1999, respectively. Return on average shareholders' equity was 9.5% and return on average assets was 0.9% for the year ended December 31, 2000 compared with a return on average shareholders' equity of 6.1% and a return on average assets of
0.6% for 1999.

         Loans and deposits grew to record highs at December 31, 2000. Loans have increased from $175.0 million at December 31, 1999 to $236 million at
December 31, 2000. Deposits have increased over $66 million, or 29% since
December 31, 1999 to $296 million at December 31, 2000.

         Net income was $1.7 million in 1999, down 23% over 1998 earnings of
$2.2 million. Diluted earnings per share also declined to $0.21 in 1999 compared with $0.27 in 1998. The return on average shareholders' equity declined to 6.1%
for 1999 compared with 8.1% for 1998. Total loans grew over 22% in 1999 to
$175.0 million at year-end, while total deposits increased 7% to $229.7 million during the same period.

         Results of Operations
         ---------------------

         For the years ended December 31, 2000, 1999 and 1998, net income of
$2.9 million in 2000 represents an increase of 67% over 1999. Net income of $1.7 million in 1999 represents a decrease of 23% as compared to 1998. The increase in net income in 2000 is due to an increase of $2.3 million in net interest income offset by an increase of $733,000 in noninterest expense and a $391,000 increase in income taxes on pretax earnings. Net income in 1999 decreased compared to 1998 as a result of a $680,000 increase in net interest income and a
$867,000 decrease in the loan loss provision, offset by a $2.5 million increase in noninterest expense.

         NET INTEREST INCOME

         2000 Compared to 1999. Net interest income before the loan loss provision increased 18% to $15 million for the year ended December 31, 2000, as compared to the same period in 1999.

         The increase was primarily due to an increase in the volume of loans and related yields that more than offset an increase in the volume of interest-bearing deposits and borrowings and related rates paid. During the year
2000, the volume of average interest earning assets increased by approximately
$39 million, while overall yields increased approximately 78 basis points as compared to the prior year. Such increases more than offset the $38 million increase in the volume of interest-bearing liabilities and 67 basis point increase in rates paid, positively impacting the company's net interest margin by 15 basis points on a tax-equivalent basis.

         1999 Compared to 1998. Net interest income for 1999 increased $680,000, or 5.6%, over 1998. Interest income in 1999 increased by $792,000, or 4.0%, over
1998, while interest expense in 1999 increased by $112,000, or 1.4%, from 1998.
The increase in net interest income is attributable primarily to an increase in the volume of average earning assets of $21.7 million, outpacing growth in the volume of average interest-bearing liabilities of $16.5 million and increases in rates paid. Average loans increased by $3.1 million, while average federal funds sold grew by $14.4 million. As a result of the change in asset mix, the interest rate spread declined to 4.27% in 1999 from 4.37% in 1998, and the net interest margin also declined in 1999 to 5.01% from 5.15% in 1998.

         AVERAGE BALANCES, INTEREST RATES AND YIELDS

         The following tables set forth certain information relating to
PremierWest's consolidated average interest-earning assets and interest-bearing liabilities and reflects the average yield on assets and average cost of liabilities for the years indicated. The yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the periods presented. During the periods indicated, nonaccruing loans, if any, are included in the net loan category. The yields and costs include fees, premiums and discounts, which are considered adjustments to yield. The table reflects the effect of income taxes on securities.

         Average Balances and Average Rates Earned and Paid
         --------------------------------------------------

         The following table shows average balances and interest income or interest expense, with the resulting average yield or rates by category of average earning asset or interest-bearing liability:

                                                Year-end December 31, 2000
                                                --------------------------
                                       Average   Interest Income  Average Yields
                                       Balance     or Expense       or Rates
                                     ----------    ----------       ----------
(in thousands)
INTEREST-EARNING ASSETS:
Loans (1) (2)                          $212,685      $ 20,957          9.85%
Investment securities
   Taxable securities                    64,556         4,193          6.50%
   Non-taxable securities (1)            16,364         1,141          6.97%
Temporary investments                     4,736           296          6.25%
                                      ---------    ----------
Total interest earning assets           298,341        26,587          8.91%
Cash and due from banks                  11,372
Allowance for loan losses                (3,646)
Other assets                             17,618
                                      ---------
   Total assets                        $323,685
                                      =========

INTEREST-BEARING LIABILITIES:
Interest-bearing checking and
   savings accounts                     $123,037     $  4,046         3.29%
Time deposits                             90,324        5,232         5.79%
Term debt                                 33,754        1,918         5.68%
                                       ---------    ---------
   Total interest-bearing liabilities    247,115       11,196         4.53%
Non-interest-bearing deposits             44,208
Other liabilities                          2,074
                                       ---------
   Total liabilities                     293,397
Shareholders' equity                      30,288
                                       ---------
   Total liabilities and
    shareholders' equity                $323,685
                                       =========

Net interest income (1)                              $ 15,391
                                                    =========
Net interest spread                                                    4.38%

Average yield on earing assets (1) (2)                                 8.91%
Interest expense to earning assets                                     3.75%
                                                                    --------
Net interest income to earning assets (1) (2)                          5.16%
                                                                    ========

[TABLE CONTINUED]
                                             Year-end December 31, 1999
                                             --------------------------
                                       Average   Interest Income  Average Yields
                                        Balance     or Expense       or Rates
                                      ----------    ----------       ----------
(in thousands)
INTEREST-EARNING ASSETS:
Loans (1) (2)                           $147,237     $ 14,470          9.83%
Investment securities
   Taxable securities                     68,345        4,355          6.37%
   Non-taxable securities (1)             17,272        1,037          6.00%
Temporary investments                     26,353        1,213          4.60%
                                       ---------    ---------
Total interest earning assets            259,207       21,075          8.13%
Cash and due from banks                   10,171
Allowance for loan losses                 (2,968)
Other assets                              12,159
                                       ---------
   Total assets                         $278,569
                                       =========

INTEREST-BEARING LIABILITIES:
Interest-bearing checking and
   savings accounts                    $ 113,300      $ 3,210          2.83%
Time deposits                             69,426        3,469          5.00%
Term debt                                 26,488        1,401          5.29%
                                       ---------    ---------
   Total interest-bearing liabilities    209,214        8,080          3.86%
Non-interest-bearing deposits             38,968
Other liabilities                          2,143
                                       ---------
   Total liabilities                     250,325
Shareholders' equity                      28,244
                                       ---------
   Total liabilities and
    shareholders' equity                $278,569
                                       =========

Net interest income (1)                              $ 12,995
                                                    =========
Net interest spread                                                    4.27%

Average yield on earing assets (1) (2)                                 8.13%
Interest expense to earning assets                                     3.12%
                                                                    --------
Net interest income to earning assets (1) (2)                          5.01%
                                                                    ========

[TABLE CONTINUED]
                                              Year-end December 31, 1998
                                              --------------------------
                                       Average   Interest Income  Average Yields
                                       Balance     or Expense       or Rates
                                     ----------    ----------       ----------
(in thousands)
INTEREST-EARNING ASSETS:
Loans (1) (2)                           $144,091     $ 14,471        10.04%
Investment securities
   Taxable securities                     69,605        4,380         6.29%
   Non-taxable securities (1)             11,857          738         6.22%
Temporary investments                     11,981          618         5.16%
                                       ---------    ---------
Total interest earning assets            237,534       20,207         8.51%
Cash and due from banks                    9,109
Allowance for loan losses                 (2,077)
Other assets                               8,704
                                       ---------
   Total assets                         $253,270
                                       =========

INTEREST-BEARING LIABILITIES:
Interest-bearing checking and
   savings accounts                     $105,140      $ 3,207         3.05%
Time deposits                             64,981        3,569         5.49%
Term debt                                 22,552        1,192         5.29%
                                       ---------    ---------
   Total interest-bearing liabilities    192,673        7,968         4.14%
Non-interest-bearing deposits             32,093
Other liabilities                          1,039
                                       ---------
   Total liabilities                     225,805
Shareholders' equity                      27,465
                                       ---------
   Total liabilities and
    shareholders' equity                $253,270
                                       =========

Net interest income (1)                              $ 12,239
                                                    =========
Net interest spread                                                    4.37%

Average yield on earing assets (1) (2)                                 8.51%
Interest expense to earning assets                                     3.35%
                                                                    --------
Net interest income to earning assets (1) (2)                          5.15%
                                                                    ========

---------------------------------------------
(1)      Tax exempt income has been adjusted to a tax equivalent basis at a 34%
         effective rate.

(2)      Non-accrual loans of $4.5 million for 2000, $4.1 million for 1999 and
         $7.2 million for 1998 are included in the average balances.

         RATE/VOLUME ANALYSIS

         The following tables analyze net interest income in terms of changes in the volume of interest-earning assets and interest-bearing liabilities, and changes in net interest income that are attributable to changes in yields earned on interest-earning assets and rates paid on interest-bearing liabilities. The table reflects the extent to which changes in interest income and changes in interest expense are attributable to changes in volume (changes in volume multiplied by the prior year rate) and changes in rate (changes in rate multiplied by prior year volume). Changes attributable to the combined impact of volume and rate have been allocated to rate.

Analysis of Changes in Interest Differential
--------------------------------------------

         The following table sets forth, on a tax-equivalent basis, a summary of the changes in net interest income resulting from changes in volumes and rates.
Changes not due solely to volume or rate changes are allocated to rate.

                                             2000 Compared to 1999                         1999 Compared to 1998
                                             Increase (Decrease)                             Increase (Decrease)
                                  -----------------------------------------------------------------------------------------------------------------------------------------------------------------------
                                             Due to change in                        Due to change in
                                  --------------------------------------   --------------------------------------
(in thousands)                     Volume          Rate        Net Change     Volume        Rate        Net Change
                                  ---------     ---------      ---------     --------     ---------     ---------
INTEREST-EARNING ASSETS:
Loans                              $ 6,432          $ 55        $ 6,487        $ 315        $ (316)          $ (1)
Investment securities:
   Taxable securities                 (241)           79           (162)         (79)           54            (25)
   Non-taxable securities              (55)          158            104          337           (38)           299
Temporary investments                 (995)           78           (917)         742          (147)           595
                                  ---------     ---------      ---------    ---------     ---------     ---------
Total                                5,141           370          5,512        1,315          (447)           868

INTEREST-BEARING LIABILITIES:
Interest-bearing checking and
   savings accounts                    276           560            836          248          (245)             3
Time deposits                        1,044           719          1,763          244          (344)          (100)
Term debt                              384           133            517          208             1            209
                                  ---------     ---------      ---------    ---------     ---------     ---------
   Total                             1,704         1,412          3,116          700          (588)           112
                                  ---------     ---------      ---------    ---------     ---------     ---------
Net increase (decrease) in
   net interest income             $ 3,437      $ (1,042)       $ 2,396        $ 615         $ 141          $ 756
                                  =========     =========      =========    =========     =========     =========

        LOAN LOSS PROVISION

         The loan loss provision is based upon management's assessment of various relevant factors, including:

         o        types and amounts of non-performing loans;

         o        historical loss experience;

         o        collectibility of collateral values and guaranties;

         o        pending legal action for collection of loans and related
                  guaranties; and

         o        current economic conditions.

         The loan loss provision reflects management's judgment of the credit risk inherent in the loan portfolio. Although management believes the loan loss provision has been sufficient to maintain an adequate reserve for loan losses, there can be no assurance that actual loan losses will not exceed the amounts that have been charged to operations.

         2000 COMPARED TO 1999. The loan loss provision during the year ended
December 31, 2000, was $669,000 as compared to $835,000 for 1999. The company had net charge-offs of $268,000 during the year 2000, compared to net charge-offs of $592,000 for 1999. The provision for loan losses decreased during the year because of a decrease in net charge-offs and the improved credit quality of the overall loan portfolio.

         1999 COMPARED TO 1998. The loan loss provision was $835,000 in 1999, compared to $1.7 million in 1998, a decrease of 51%. The change in the loan loss provision in 1999 was principally a result of new management's efforts to improve loan underwriting and loan collection discipline and to identify, monitor and resolve problem credits. Accordingly, there was an improvement in asset quality reflected by a decrease in non-performing loans from $4.9 million at the end of 1998 to $2.8 million at the end of 1999.

         The loan loss provisions in 2000, 1999 and 1998 were primarily related to commercial loans that were past due and not adequately collateralized. As a result, in 1998 and 1997 the company needed to allocate a larger portion of the reserve to commercial loans. Subsequently, a portion of these loans was charged-off. Since late 1998, management has required adherence to stringent loan policies and procedures and may require real estate to serve as additional commercial loan collateral, reducing credit risk and, as a consequence, reducing the need for additional reserve allocations for commercial loans.

         NONINTEREST INCOME

         2000 COMPARED TO 1999. Noninterest income held fairly steady at $1.93 million for the year ended December 31, 2000, as compared to 1999.

         1999 COMPARED TO 1998. Total noninterest income was $2.1 million in
1999, a decrease of 3.8% from 1998. The principal change was a $372,000 decrease in gains on sale of investment securities.

         As a result of liquidity needs in 1998 and a stable interest rate environment, the company sold approximately $26.6 million of available-for-sale securities and recognized a $379,000 gain. Due to a rising interest rate market in 1999 and the consequential unrealized losses on securities available-for-sale, only $1.5 million in securities were sold in 1999.

         In general, management prices deposits at rates competitive with rates offered by the leading commercial banks in PremierWest's market area, which tend to be somewhat lower than rates offered by thrift institutions and credit unions. The company generally has not imposed service charges and fees to the same extent as other local institutions. Although a wider range of service charges and fees and higher service charges and fees would yield more income for each dollar of deposits, imposing service charges and fees on a basis equivalent to those imposed by many other area commercial banks might adversely affect deposit growth. To promote deposit growth and create cross-selling opportunities, PremierWest has not adopted an aggressive fee structure. Deposit growth has been generated by developing strong customer relationships and cross-selling deposit relationships to loan customers, and to a lesser extent from new branch offices opened in 1999. Management intends to continue promoting demand deposit products, particularly noninterest bearing deposit products, in order to obtain additional interest-free lendable funds.

         Noninterest Expense
         -------------------

         2000 COMPARED TO 1999. Noninterest expense increased to $12.3 million for the year ended 2000, excluding $1.1 million of one-time merger and data conversion costs, as compared to $11.5 million for 1999. Salaries and employee benefits increased $474,000 with the increase in full-time employees supporting the high level of customer service and the greater volume of Company operations.
Occupancy and equipment expenses increased $443,000 for the year ended December
31, 2000, as compared to the same period in 1999. This increase was attributed to costs associated with the new administration and loan production facility that opened in December 1999 and additional computer and phone equipment. While the size of the company's operations expanded, costs in other noninterest expenses have also increased though to a lesser degree. Management of the company continually reviews areas to reduce duplication of operational processes in an effort to reduce other noninterest expenses.

         1999 COMPARED TO 1998. Total noninterest expense increased $2.5 million or 27.4% in 1999 from 1998. The largest component of noninterest expense was salaries and employee benefits, which increased 35.5%. This increase was the result of the overall growth of the company, two new branch offices opened in
1999 and an increase in management and staff personnel and related benefits.
Fees for professional services decreased by 1.6%, due principally to lower legal fees associated with the reduction of collection efforts needed on problem loans. Occupancy and equipment costs increased by 20% as a result of added capital expenditures, such as bank proof and optical reading equipment, computers, upgraded software, ATM machines and two new full service branch offices. Advertising costs increased by 161% in order to adequately market new products and promote growth in the customer base. Other noninterest expenses increased in 1999 as compared to 1998 primarily due to the general overall growth of the company.

         Provision For Income Taxes
         --------------------------

         2000 COMPARED TO 1999 AND 1998. In accordance with provisions of the
IRC a significant portion of merger costs is not deductible for income tax purposes. As a result, the company's taxable income resulted in an estimated
$1.1 million (an effective tax rate of 38%) in federal and state income taxes for the year ended December 31, 2000. This compares to an effective tax rate of
29% for 1999 and 35% for 1998.

         The provision for income taxes fluctuated in 1999 compared to 1998 primarily due to the changing level of pre-tax income and an increased level of nontaxable interest income in 1999.

         Financial Condition
         -------------------

         Total assets at December 31, 2000, increased 16% to over $344.2 million since December 31, 1999, with growth in customer deposits of 29%, or over $66.4 million. Funds from the growth in customer deposits, $5.2 million in maturities and $4.8 in sales of investment securities, and the sale of $4.5 million in
Federal Home Loan Bank (FHLB) and Federal Reserve Bank Stock were used to increase loans by $63 million and reduce FHLB borrowing of $10.7 million during the year 2000.

         PremierWest's total assets at December 31, 1999 were $296.6 million, compared to $264.8 million at December 31, 1998. Cash and cash equivalents decreased by $22.5 million, investment securities available-for-sale increased by $19.8 million, net loans increased by $31.6 million and premises and equipment, net, increased by $3.7 million, in 1999 as compared to 1998. As of
December 31, 1999 the company had decreased its interest-bearing deposits with
FHLB and sold its federal funds to invest in one- and two-year callable U.S.
Government Agency securities maturing in 3 to 5 years. Although loans increased by 22.6% in 1999, management seeks to reduce concentrations of credit in construction real estate loans and this has somewhat slowed loan growth.

         Premises and equipment, net of depreciation, increased in 1999 primarily due to new administrative offices purchased in December 1999, and two new branches in Central Point and Medford, Oregon, both opened in March
1999. Other capital expenditures in 1999 included computer equipment acquired to upgrade banking technology and prepare for the Y2K date conversion.

         Asset growth in 1999 was primarily funded by a $15.6 million, or
7.3%, increase in customer deposits. Specifically, noninterest bearing demand deposits increased $7.3 million, or 20%, at December 31, 1999 as compared to
December 31, 1998.

         Investment Portfolio
         --------------------

         Investment securities provide a return on residual funds after lending activities. Investments may be in interest-bearing deposits, U.S. Government and agency obligations, state and local government obligations and government-guaranteed, mortgage-backed securities. PremierWest generally does not invest in securities that are rated less than investment grade by a nationally recognized statistical rating organization. A goal of the bank's investment policy is to limit interest-rate risk.

         All securities-related activity is reported to the Board of Directors.
Board review and approval are required for general changes in investment strategy. Senior management can purchase and sell securities in accordance with
PremierWest's stated investment policy.

         Management determines the appropriate classification of securities at the time of purchase. If management has the intent and PremierWest has the ability at the time of purchase to hold a security until maturity or on a long-term basis, the security is classified as held-to-maturity and is reflected on the balance sheet at historical cost. Securities to be held for indefinite periods and not intended to be held to maturity or on a long-term basis are classified as available-for-sale. Available-for-sale securities are reflected on the balance sheet at their market value.

         The following table sets forth the estimated market value of
PremierWest's investment portfolio at the dates indicated.

                                                                                         December 31,
                                                                    ---------------------------------------------------
(in thousands)                                                                 2000                      1999
                                                                    -----------------------     -----------------------
INVESTMENT SECURITIES AVAILABLE-FOR-SALE:
Obligations of U.S. Government agencies                                      $ 41,154                 $ 39,912
Collateralized mortgage obligations and mortgage-backed securities             17,083                   24,109
Obligations of states and political subdivisions                               15,071                   16,880
Equity securities                                                                 326                      449
                                                                   -----------------------     -----------------------
                                                                             $73,634                  $ 81,350
                                                                   =======================     =======================

         The contractual maturity of investment securities at December 31,
2000 is shown below. Expected maturities of investment securities could differ from contractual maturities because the borrower, or issuer, may have the right to call or prepay obligations with or without call or prepayment penalties.

December 31, 2000
(in thousands)                               Amortized             Estimated
                                               Cost                Fair Value
                                        -------------------   ------------------
U.S. GOVERNMENT AGENCIES:
Due in one year or less                        $ 4,536                $ 4,536
Due from one year to five years                 37,270                 37,006
Due after ten years                             14,902                 14,683
Mortgage-backed securities                      14,449                 14,339
Collateralized mortgage obligations              2,748                  2,744
Equity securities                                  326                    326
                                        ---------------          ---------------
  Total                                       $ 74,231               $ 73,634
                                        ===============          ===============

         PremierWest sold approximately $4.8 million of U.S. agency mortgage-backed securities and municipal securities during the last quarter of
2000 with an insignificant amount of gain. In 1999, PremierWest sold $1.5 million in investment securities. PremierWest sold U.S. Government securities,
U.S. Government agency securities and Oregon municipal securities in 1998, resulting in a net realized gain of $379,000.

         Government securities may be pledged from time-to-time to secure public deposits. At December 31, 2000, $39 million of government securities classified as available-for-sale were pledged to secure public deposits.

         As of December 31, 2000, PremierWest also held 1,490 shares of $100 par value Federal Home Loan Bank of Seattle stock, which are restricted securities.
FHLB stock represents an equity interest in the FHLB, but it does not have a readily determinable market value. The stock can be sold at its par value only, and only to the FHLB or to another member institution. Member institutions are required to maintain a minimum stock investment in the FHLB, based on total assets, total mortgages and total mortgage-backed securities.

         From time to time PremierWest also holds government securities purchased under agreements to resell substantially identical securities.
Securities purchased under agreements to resell, or "fed funds," represent short-term loans and are reflected as a receivable on the balance sheet. All securities purchased under agreements to resell that were outstanding on
December 31, 1999 and 1998 matured overnight. Securities purchased under agreements to resell averaged $2 million in 1999 and $1.4 million in 1998. The maximum amount outstanding at any month end in those years was $5 million in
1999 and $6.5 million in 1998. There were virtually no securities purchased under agreements to resell invested during the year 2000.

         Loan Portfolio
         --------------

         The following table sets forth the composition of the loan portfolio in dollar amounts and in percentages at December 31, 2000, 1999 and 1998.

                             December 31, 2000         December 31, 1999      December 31, 1998
                          ----------------------    ---------------------- ----------------------
(in thousands)              Amount    Percentage      Amount    Percentage   Amount    Percentage
                          --------     --------     --------     --------  --------     --------

Commercial                $ 37,878      16.0%       $ 31,516      18.0%    $ 41,298      28.8%
Real estate construction    48,039      20.3%         34,843      19.9%      29,794      20.8%
Real estate other          114,902      48.5%         97,620      55.8%      62,795      43.9%
Consumer installment        30,675      12.9%          9,009       5.1%       8,679       6 1%
Other                        5,478       2.3%          1,992       1.2%         582       0.4%
                          --------    --------      --------    --------   --------    -------
   Total                  $236,972     100.0%       $174,980     100.0%    $143,148     100.0%
                          ====================      ====================   ===================

         The following table presents maturity information for the loan portfolio at December 31, 2000. The table does not include prepayments or scheduled principal repayments.

(in thousands)                    Within           One to          After
                                 One Year         Five Years      Five Years        Total
                             --------------    --------------   --------------  --------------
LOAN MATURITIES
FIXED -RATE
Commercial                        $ 15,326        $ 12,963        $ 4,426          $ 32,715
Real estate - construction          23,672           5,803          4,131            33,606
Real estate - other                  2,108           9,920         26,073            38,101
Consumer installment                 2,834          12,679         12,267            27,780
 Other                               4,452             144            606             5,202
                             --------------    --------------   --------------  --------------
   Total                          $ 48,392        $ 41,509       $ 47,503         $ 137,404
                             ==============    ==============   ==============  ==============

ADJUSTABLE-RATE LOAN REPRICINGS
Commercial                         $ 1,024         $ 4,139       $      -
Real estate - construction             738          13,095            600
Real estate - other                 25,510          51,134            157
Consumer installment                 2,021               -            874
Other                                  276               -              -
                             --------------   --------------    --------------
   Total                          $ 29,569        $ 68,368        $ 1,631
                             ==============   ==============    ==============

         Loans due on demand and overdrafts are included in the amount due in one year or less. PremierWest has no loans without a stated schedule of repayment or a stated maturity.

         At December 31, 2000, commercial loans that were more than 90 days delinquent or nonaccruing totaled $318,000 in aggregate outstanding balances, or
0.8% of the commercial loan portfolio. At December 31, 2000, real estate loans that were more than 90 days delinquent or nonaccruing totaled $3.4 million in aggregate outstanding balances or 2.9% of the commercial real estate portfolio.

         At December 31, 2000, real estate construction loans with outstanding balances more than 90 days delinquent or nonaccruing amounted to $1.1 million or
2.2% of the real estate construction loan portfolio.

         At December 31, 2000, PremierWest had approximately $31 million in its consumer installment loan portfolio, representing 5% of total loans. Installment loans totaling approximately $55,000 were over 90 days delinquent or nonaccruing on that date.

         Non-performing Loans
         --------------------

         A loan is considered by PremierWest to be non-performing when it is 90 days or more delinquent or, if sooner, when the bank has determined that repayment of the loan in full is unlikely. Generally, unless loan collateral is a one- to four-family residential dwelling, interest accrual ceases in 90 days
(but no later than the date of acquisition by foreclosure, voluntary deed or other means) and the loan is classified as non-performing. A loan placed on nonaccrual status may or may not be contractually past due at the time the determination is made to place the loan on nonaccrual status, and it may or may not be secured. When a loan is placed on nonaccrual status, it is the bank's policy to reverse interest previously accrued but uncollected and charge it against current income. Interest later collected on the nonaccrual loan is credited to loan principal if, in management's opinion, full collectability of principal is doubtful.

         When the bank acquires real estate through foreclosure, voluntary deed, or similar means, it is classified as "other real estate owned" until it is sold. On December 31, 2000, other real estate owned amounted to $1.8 million.
When property is acquired in this manner, it is recorded at the lower of cost
(the unpaid principal balance at the date of acquisition) or fair value. Any resulting write-down is charged to expense. All costs incurred from the date of acquisition to maintain the property are expensed. "Other real estate owned" is appraised during the foreclosure process, before acquisition. Losses are recognized for the amount by which the book value of the related mortgage loan exceeds the estimated net realizable value of the property.

         Certain potential problem loans that management believes are adequately secured and for which no material loss is expected are not categorized as non-performing loans. Loans of this type are considered problem loans because certain circumstances known to management could cause the borrowers to be unable to comply with the existing loan repayment terms at some future date. At
December 31, 2000 potential problem loans totaled approximately $4.8 million.
PremierWest had nonaccrual loans of $4.8 million at December 31, 2000, and $2.8 million at December 31, 1999. Interest income that would have been recognized on nonaccrual loans if such loans had performed in accordance with contractual terms totaled $539,000 for the year ended December 31, 2000 and $410,000 for the year ended December 31, 1999. Interest income recognized on such loans during all of the periods was insignificant.

         The following table summarizes non-performing assets by category:

                                                               December 31,
                                         -------------------------------------------------------
(in thousands)                              2000         1999        1998        1997      1996
                                         -------------------------------------------------------
Loans on non-accrual status                $ 4,803      $ 2,774    $ 5,003     $ 2,246     $ 212
Loans past due greater than 90 days but
  not on non-accrual status                      9          123        200       1,903       530
Other real estate owned                      1,846        1,209         73         257         -
                                         --------------------------------------------------------
   Total non-performing assets             $ 6,658      $ 4,106    $ 5,276     $ 4,406     $ 742
                                         ========================================================
Percentage of non-performing
  loans to total loans                         2.8%         2.3%       3.7%        3.2%      0.6%
                                         ========================================================

         Allowance for Loan Losses
         -------------------------

         Impaired loans include all nonaccrual and restructured commercial and real estate loans. Loan impairment is measured as the present value of expected future cash flows discounted at the loan's initial interest rate, the fair value of the collateral of an impaired collateral-dependent loan or an observable market price. Interest income on impaired loans is recognized on a cash-basis method. The investment in loans for which impairment had been recognized totaled
$4.8 million as of December 31, 2000 and $4.1 million as of December 31, 1999.
At December 31, 2000 and 1999, the valuation allowance for loan losses related to impaired loans was $720,000 and $836,000 respectively.

         PROVISION FOR LOAN LOSSES

         The loan loss provision represents a charge to earnings for maintaining an allowance for loan losses at a level management believes is adequate. The provision charged to operating expense is based on loan loss experience and other factors that, in management's judgment, should be recognized to estimate losses. Management monitors the loan portfolio to ensure that the reserve for loan losses remains adequate to absorb losses identified by the portfolio review process, including loans on nonaccrual status and current loans whose repayment according to the loan's repayment plan is considered by management to be in serious doubt. PremierWest takes into account loan growth and the level of delinquent and non-performing loans in its review of the portfolio, considering also such external factors as current economic conditions in the primary market area, collectibility of collateral values and guaranties and the current status of legal action for collection of loans and related guaranties.

         PremierWest's allowance for loan losses totaled $3.5 million at
December 31, 2000 and $3.1 million at December 31, 1999, representing 1.5% of total loans at December 31, 2000 and 1.7% of total loans at December 31, 1999.
The loan loss allowance represents 72% of non-performing loans at December 31,
2000 and 75% of non-performing loans at December 31, 1999. Although management believes that it uses the best information available in providing for estimated loan losses and believes that the allowance was adequate at December 31, 2000, future adjustments could be necessary and net earnings could be negatively affected if circumstances and/or economic conditions differ substantially from the assumptions used in making the initial determinations.

         The amount of the allowance for loan losses is based on a variety of factors, including:

         o        analysis of risks inherent in the various segments the loan portfolio;

         o        management's assessment of known or potential problem credits have come to management's attention during the ongoing review of credit quality;

         o        estimates of the value of underlying collateral and
                  guaranties;

         o        legal representation regarding the potential outcome of
                  pending actions for collection of loans and related
                  guaranties;

         o        historical loss experience; and

         o        current economic conditions and other factors.

         If actual circumstances and losses differ substantially from management's assumptions and estimates, the allowance for loan losses might not be sufficient to absorb all future losses. Net earnings would be adversely affected if that occurred. Loan loss estimates are reviewed periodically.
Adjustments, if any, are reported in earnings in the period in which they become known. In addition, PremierWest maintains a portion of the loan loss allowance to cover inherent losses that have not been specifically identified.

         Although management believes that it uses the best information available to make such determinations and that the allowance for loan losses was adequate at December 31, 2000, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations. A downturn in the local Oregon economy and employment could result in increased levels of non-performing assets and charge-offs, increased loan loss provisions and reductions in income.
Additionally, as an integral part of the examination process, bank regulatory agencies periodically review PremierWest's allowance for loan losses. The banking agencies could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

         The following is a summary of PremierWest's loan loss experience and selected ratios for the periods presented.

                                                                Years Ended December 31,
                                              ----------------------------------------------------------
(in thousands)                                         2000                1999              1998
                                              ----------------------------------------------------------
Loans outstanding at end of year                    $ 236,972           $ 174,980         $ 143,148
                                              ==========================================================
Average loans outstanding                           $ 212,685           $ 147,237         $ 144,091
                                              ==========================================================
Allowance for loan losses, beginning of year          $ 3,075             $ 2,832           $ 1,569
Loans charged off:
   Commercial                                            (197)               (726)             (452)
   Real estate                                           (163)                (34)              (98)
   Consumer                                              (147)                (74)              (72)
                                              ----------------------------------------------------------
   Total loans charged off                               (507)               (834)             (622)
                                              ----------------------------------------------------------
Recoveries:
   Commercial                                              38                  63               168
   Real estate                                             47                 167                 -
   Consumer                                                15                  12                15
   Other                                                  139
                                              ----------------------------------------------------------
   Total recoveries                                       239                 242               183
                                              ----------------------------------------------------------
Net loans (charged off) recovered                        (268)               (592)             (439)
Provision charged to income                               669                 835             1,702
                                              ----------------------------------------------------------
Allowance for loan losses, end of year                $ 3,476             $ 3,075           $ 2,832
                                              ==========================================================
Ratio of net loans charged off to average
   loans outstanding                                   -0.13%              -0.40%            -0.30%
                                              ==========================================================
Ratio of allowance for loan losses to
   ending total loans                                   1.47%               1.76%             1.98%
                                              ==========================================================

         The following table shows the allocation of PremierWest's allowance for loan losses by category and the percent of loans in each category to total loans at the dates indicated. PremierWest allocates its allowance for loan losses to each loan classification based on relative risk characteristics. Specific allocations represent estimated losses that are due to current credit circumstances and other available information. Unallocated portions of the allowance are intended to compensate for the subjective nature of the determination of losses inherent in the overall loan portfolio. Because the total loan loss allowance is a valuation reserve applicable to the entire loan portfolio, the portion of the allowance allocated to each loan category does not represent the total available for future losses that may occur within that loan category.

                                                                  At December 31,
                         --------------------------------------------------------------------------------------------------
                                  2000                                 1999                               1998
                         ---------------------------      -------------------------------    ------------------------------
                                       Percentage of                         Percentage of                    Percentage of
(in thousands)             Amount       Total Loans           Amount          Total Loans         Amount       Total Loans
                         ------------  -------------      -------------      -------------    -------------   -------------
Type of Loan:
Commercial                $1,214             16.0%              $1,112          18.0%             $1,421           28.8%
Real estate construction     925             20.3%                 657          19.9%                472           20.8%
Real Estate - other        1,207             48.5%               1,050          55.8%                731           50.0%
Installment and other         94             15.2%                  97           6.3%                 97            0.4%
   Unallocated                36              0.0%                 159           0.0%                111            0.0%
                         -------------  -------------     -------------      -------------    -------------   -------------
Total                     $3,476            100.0%              $3,075         100.0%             $2,832          100.0%
                         =============  =============     =============      =============    =============   =============

         As of December 31, 2000, PremierWest's specific allocation of its allowance for loan losses for commercial and real estate construction loans related primarily to loans on nonaccrual status. Specific allocation of loan loss reserves for other real estate loans relates to loans for which management believes the borrower might be unable to comply with loan repayment terms (even though the loans are not in nonaccrual status) and for which supporting collateral might not be adequate to recover loan amounts if foreclosure and subsequent sale of collateral become necessary.

         Management uses the best information available in reserving for loan losses and believes that the allowance for loan losses is adequate at December
31, 2000. Future adjustments, however, may be necessary and net earnings could be negatively affected if circumstances differ substantially from the assumptions used in making the initial determinations.

         Deposits
         --------

         Deposit accounts are the primary source of funds. PremierWest offers a number of deposit products to attract both commercial and regular consumer checking and savings customers, including regular and money market savings accounts, NOW accounts, and a variety of fixed-maturity, fixed-rate certificates with maturities ranging from seven days to 60 months. These accounts earn interest at rates established by management based on competitive market factors and management's desire to increase certain types or maturities of deposit liabilities. The bank also provides travelers checks, official checks, money orders, ATM services and IRA accounts. PremierWest does not solicit or accept brokered deposits.

         The distribution of deposit accounts by type and rate is set forth in the following tables as of the indicated dates.

                                                                              Years ended December 31,
                                        -------------------------------------------------------------------------------------------
                                                    2000                        1999                                1998
                                        -------------------------------------------------------------------------------------------
                                        Average    Interest   Average  Average Interest Average   Average     Interest  Average
(in thousands)                          Balance    Expense    Rate     Balance  Expense  Rate      Balance     Expense    Rate
                                        -------------------------------------------------------------------------------------------
LIABILITIES
Interest-bearing
        checking & savings          $123,037   $ 4,046    3.29%   $113,300   $3,210    2.83%    $105,140   $  3,207    3.05%
Time deposits                             90,324     5,232    5.79%     69,426    3,469    5.00%      64,981      3,569    5.49%
Borrowed funds                            33,754     1,918    5.68%     26,488    1,401    5.29%      22,552      1,192    5.29%
                                        --------   --------           --------  --------            --------   --------
  Total interest-bearing liabilities     247,115   $11,196    4.53%    209,214   $8,080    3.86%     192,673   $  7,968    4.14%
                                        ========  ========            ========  ========            ========   ========
Non-interest-bearing liabilities          44,208                       38,968                        32,093
Other non-interest-bearing liabilities     2,074                        2,143                         1,039
                                        --------                     --------                      --------
Total liabilities                       $293,397                     $250,325                      $225,805
                                        ========                     ========                      ========
                                                                                                                                                                     ========   ========   ===========

         The following table sets forth the amount of time deposits as of
December 31, 2000, including certificates of deposit, by time remaining until maturity.

                                                      At December 31, 2000
                                         ------------------------------------------------
                                           Time Deposits of           All Other
                                          $100,000 or More         Time Deposits
                                         -------------------- ---------------------------
(in thousands)                           Amount    Percentage    Amount    Percentage
                                         -------    -------     -------     -------
Time Remaining to Maturity
Three months or less                     $17,673      34.8%      $14,977      21.7%
Over three months through 12 months       15,968      31.4%       26,356      38.2%
Over 12 months                            17,173      33.8%  2     7,633      40.1%
                                         -------    -------       -------   -------
Total                                    $50,814     100.0%      $68,966     100.0%
                                         =======    =======       =======   =======

         Capital Resources
         -----------------

         Shareholders' equity was $32.4 million at December 31, 2000, an increase of $4.2 million or 14.9% from December 31, 1999. As of December 31,
2000, PremierWest was in compliance with applicable regulatory capital requirements, as shown in the following table.

                                          Minimum to be    Minimum to be
                                            "well           "adequately
                                 Actual    capitalized"      capitalized"
                                ----------------------------------------
Total Risk-Based Capital Ratio   11.60%      10.00%           8.00%
Tier 1 Risk-Base Capital Ratio   10.50%       6.00%           4.00%
Leverage Ratio                    9.20%       5.00%           4.00%

         Liquidity
         ---------

         Liquidity enables PremierWest to meet withdrawals of its deposits and borrowing needs of its loan customers. PremierWest maintains its liquidity position through maintenance of cash resources and the stability of its core deposit base. Liquidity has been relatively stable and adequate over its history. Short-term deposits, however, have grown while excess cash was invested on a short-term basis into federal funds sold and interest-earning deposits with the FHLB. As of December 31, 2000, PremierWest had $3.7 million in federal funds sold.

         At December 31, 2000, certificates of deposit represented 41% of total deposits, while demand deposit accounts, or checking accounts represented 17%, and savings accounts and interest-bearing demand accounts represented 42%.
Management believes that the bank will have sufficient sources of funds to meet the liquidity needs relating to deposit and savings accounts and maturing certificates of deposit for the next fiscal year.

         A further source of liquidity is PremierWest's ability to borrow funds by maintaining a secured line-of-credit with the FHLB up to 15% of the Bank's total assets. As of December 31, 2000, $6.7 million had been advanced in long-term borrowings from the FHLB against PremierWest credit line. Other borrowings of approximately $6.2 million relate mostly to repurchase agreements for customer overnight sweep accounts. The cost of these funds is approximately
4.9%. PremierWest also has established secured credit lines of approximately $19 million through certain correspondent banks and the discount window with the
Federal Reserve Bank of San Francisco.

         At December 31, 2000, PremierWest had approximately $45.7 million in outstanding commitments to extend credit for newly approval loans and available funds for construction projects. Under the terms of such commitments, completion of specified project benchmarks must be certified before funds may be drawn. In addition, it is anticipated that a portion of other commitments will expire or terminate without funding. Management believes that PremierWest's available resources will be sufficient to fund these commitments in the normal course of business.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Like other financial institutions, PremierWest is subject to interest rate risk. Interest-earning assets could mature or reprice more rapidly than, or on a different basis from, interest-bearing liabilities (primarily borrowings and deposits with short- and medium-term maturities) in a period of declining interest rates. Although having assets that mature or reprice more frequently on average than liabilities will be beneficial in times of rising interest rates, such an asset/liability structure will result in lower net interest income during periods of declining interest rates. Interest rate sensitivity, or interest rate risk, relates to the effect of changing interest rates on net interest income. Interest-earning assets with interest rates tied to the prime rate for example, or that mature in relatively short periods of time, are considered interest-rate sensitive. Interest-bearing liabilities with interest rates that can be repriced in a discretionary manner, or that mature in relatively short periods of time, are also considered interest-rate sensitive.
The differences between interest-sensitive assets and interest-sensitive liabilities over various time horizons are commonly referred to as sensitivity gaps. As interest rates change, the sensitivity gap will have either a favorable effect or an adverse effect on net interest income. A negative gap (with liabilities repricing more rapidly than assets) generally should have a favorable effect when interest rates are falling, and an adverse effect when rates are rising. A positive gap (with assets repricing more rapidly than liabilities) generally should have the opposite effect: an adverse effect when rates are falling and a favorable effect when rates are rising.

         The following table illustrates the maturities or repricing of
PremierWest's assets and liabilities at December 31, 2000, based upon the contractual maturity or contractual repricing dates of loans and the contractual maturities of time deposits. Prepayment assumptions have not been applied to fixed-rate mortgage loans. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Allocation of deposits other than time deposits to the various maturity and repricing periods is based upon management's best estimate, taking into account, among other things, the proposed policy statement issued by federal bank regulators on August 4, 1995.

December 31, 2000 (in thousands)

INTEREST RATE SENSITIVITY- STATIC GAP BASIS                                          BY REPRICING INTERVAL
                                                                 ------------------------------------------------------------------
                                                                 0-3 Months   4-12 Months   1-5 Years    Over 5 Years    Total
                                                                 ------------------------------------------------------------------
ASSETS
Interest-earning assets
Federal funds sold and interest-earning deposits in other bank   $   3,730    $    --      $    --      $    --       $   3,730
Securities available-for-sale                                        2,631        3,881       37,184       30,535        74,231
Loans                                                               38,967       38,557      111,243       48,205       236,972
                                                                 ---------    ---------    ---------    ---------     ---------
        Total                                                    $  45,328    $  42,438    $ 148,427    $  78,740     $ 314,933
                                                                 ---------    ---------    ---------    ---------     ---------

LIABILITIES
Interest-bearing liabilities
Interest-bearing checking and savings                            $  36,288    $  36,288    $  52,822    $    --       $ 125,398
Time deposits                                                       32,650       42,324       44,806         --         119,780
Borrowings                                                           6,016          791        2,717        3,693        13,217
                                                                 ---------    ---------    ---------    ---------     ---------
   Total                                                         $  74,954    $  79,403    $ 100,345    $   3,693     $ 258,395
                                                                 ---------    ---------    ---------    ---------     ---------

Interest rate sensitivity gap                                    $ (29,626)   $ (36,965)   $  48,082    $  75,047     $  56,538
Cumulative                                                       $ (29,626)   $ (66,591)   $ (18,509)   $ (18,509)    $ 113,076
                                                                 ------------------------------------------------------------------
Cumulative gap as a % of earning assets                             -65.4%      -156.9%       -12.5%         71.8%         35.9%
                                                                 ------------------------------------------------------------------

For purposes of the gap analysis, loans are not reduced by the allowance for loan losses and non-performing loans, and premiums, unearned discounts and deferred loan fees are excluded.

         This analysis of interest-rate sensitivity has a number of limitations.
The "gap" analysis above is based upon assumptions concerning such matters as when assets and liabilities will reprice in a changing interest rate environment. Because these assumptions are no more than estimates, certain assets and liabilities indicated as maturing or repricing within a stated period might actually mature or reprice at different times and at different volumes from those estimated. The actual prepayments and withdrawals after a change in interest rates could deviate significantly from those assumed in calculating the data shown in the table. Certain assets, adjustable-rate loans for example, commonly have provisions that limit changes in interest rates each time the interest rate changes and on a cumulative basis over the life of the loan. Also, the renewal or repricing of certain assets and liabilities can be discretionary and subject to competitive and other pressures. The ability of many borrowers to service their debt could diminish after an interest rate increase. Therefore, the gap table above does not and cannot necessarily indicate the actual future impact of general interest movements on net interest income.

         In addition to a static gap analysis of interest rate sensitivity,
PremierWest also attempts to monitor interest rate risk from the perspective of changes in the economic value of equity, also referred to as net portfolio value
(NPV), and changes in net interest income. Changes to the NPV and net interest income are simulated using instant and permanent rate shocks of plus and minus
200 basis points, in increments of 100 basis points. These results are then compared to prior periods to determine the effect of previously implemented strategies. If estimated changes to NPV or net interest income are not within acceptable limits, the Board may direct management to adjust its asset and liability mix to bring interest rate risk within acceptable limits. The NPV calculations are based on the net present value of discounted cash flows, using market prepayment assumptions and market rates of interest for each asset and liability product type based on its characteristics. The theoretical projected change in NPV and net interest income over a 12-month period under each of the instantaneous and permanent rate shocks have been calculated by PremierWest using computer simulation.

         PremierWest's simulation analysis forecasts net interest income and earnings given unchanged interest rates (stable rate scenario). The model then estimates a percentage change from the stable rate scenario under scenarios of rising and falling market interest rates over various time horizons. The simulation model based on December 31, 2000 data, estimates that if a decline of
200 basis points occurs, net interest income could be favorably affected up to approximately 0.5%, while a similar increase in market rates would also have a favorable impact of approximately 0.6%. Because of uncertainties about customer behavior, refinance activity, absolute and relative loan and deposit pricing levels, competitor pricing and market behavior, product volumes and mix, and other unexpected changes in economic events affecting movements and volatility in market rates, there can be no assurance that simulation results are reliable indicators of earnings under such conditions.

                                          Increase (decrease) in
                                          Net Interest Income     Net Interest      Return on
                                             (in thousands)        Margin 2000       Equity
                                          ----------------------------------------------------
Prime rate at December 31, 2000 is 9.50%    $    --                    5.16%             9.70%

PRIME RATE INCREASE OF:
2% TO 11.50%                                $    93                    5.18%             9.88%
1% TO 10.50%                                $   136                    5.20%             9.99%

PRIME RATE DECREASE OF:
2% TO 7.50%                                 $    68                    5.17%             9.83%
1% TO 8.50%                                 $   (85)                   5.13%             9.46%

         It is PremierWest's policy to manage interest rate risk to maximize long-term profitability under the range of likely interest-rate scenarios.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements called for by this item are included in this report beginning on page F-1.

         The following tables set forth the company's unaudited consolidated financial data regarding operations for each quarter of 2000 and 1999. This information, in the opinion of management, includes all adjustments necessary, consisting only of normal and recurring adjustments, to state fairly the information set forth therein. Certain amounts previously reported have been reclassified to conform to the current presentation. These reclassifications had no net impact on the results of operations.

                                       29

                                                                                             2000

                                                                             First    Second      Third    Fourth
                                                                            Quarter   Quarter    Quarter   Quarter
                                                                            -------   -------    -------   -------
INCOME STATEMENT DATA
   Interest income                                                          $ 5,906   $ 6,442    $ 6,957   $ 6,894
  Interest expense                                                            2,346     2,784      3,015     3,051
                                                                            -------   -------    -------   -------
  Net interest income                                                         3,560     3,658      3,942     3,843
  Provisions for loan losses                                                    186       193        215        75
                                                                            -------   -------    -------   -------
  Net interest income after provision for loan losses                         3,374     3,465      3,727     3,768
  Non-interest income                                                           414       594        529       393
  Non-interest expense                                                        2,824     3,219      3,005     3,227
                                                                            -------   -------    -------   -------
  Income before provision for income taxes                                      964       840      1,251       934
  Provision for income taxes                                                    342       193        380       183
                                                                            -------   -------    -------   -------
                Net Income before merger and data conversion costs              622       647        871       751
 Merger and data conversion costs                                              --         883         65       139
                                                                            -------   -------    -------   -------
               Net income (Loss)                                            $   622   $  (236)   $   806   $   612
                                                                            =======   =======    =======   =======
Basic earnings per common share (before merger &
        data conversion costs)                                              $  0.08   $  0.07    $  0.10   $  0.09
Diluted earnings per common share (before merger &
        data conversion costs)                                              $  0.08   $  0.07    $  0.10   $  0.07
Basic earnings per common share (after merger &
        data conversion costs)                                              $  0.07   $ (0.03)   $  0.10   $  0.07
Diluted earnings per common share (after merger &
        data conversion costs)                                              $  0.07   $ (0.03)   $  0.10   $  0.07

                                                                                             1999
(in thousands, except per share amounts) (unaudited)                        First    Second      Third    Fourth
                                                                            Quarter  Quarter    Quarter   Quarter
                                                                            -------   -------   -------   -------
INCOME STATEMENT DATA
   Interest income                                                          $ 4,751   $ 5,033    $ 5,290   $ 5,738
  Interest expense                                                            1,963     1,991      2,039     2,088
                                                                            -------   -------    -------   -------
  Net interest income                                                         2,788     3,043      3,251     3,650
  Provisions for loan losses                                                    100       140        245       350
                                                                            -------   -------    -------   -------
  Net interest income after provision for loan losses                         2,688     2,903      3,006     3,300
  Non-interest income                                                           537       473        548       522
  Non-interest expense                                                        2,508     2,964      2,946     3,124
                                                                            -------   -------    -------   -------
  Income before provision for income taxes                                      717       412        608       698
  Provision for income taxes                                                    252       107        176       172
                                                                            -------   -------    -------   -------
                                                                            -------   -------    -------   -------
     Net income                                                             $   465   $   305    $   432   $   526
                                                                            =======   =======    =======   =======
  Basic earnings per common share                                           $  0.06   $  0.04    $  0.05   $  0.06
  Diluted earnings per common share                                         $  0.06   $  0.04    $  0.05   $  0.06

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE

         None.

                                   PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Directors of PremierWest Bancorp
         --------------------------------

         John L. Anhorn, age 58, has served as Director, President and Chief
Executive Officer of PremierWest since its inception in 1999, and its predecessor, Bank of Southern Oregon, since May 1998. Mr. Anhorn has more than
35 years of banking experience, and previously served as President of Western
Bank until April 1997, when Western Bank merged into Washington Mutual Bank.

         John A. Duke, age 62, is a self-employed investment manager, and has served as Chairman of the Board of Directors of PremierWest since its inception in 1999, and its predecessor, Bank of Southern Oregon, since its organization in
1990.

         Dennis N. Hoffbuhr, age 52, has served as a director of PremierWest since its inception in 1999, and its predecessor, Bank of Southern Oregon, since its formation in 1990. Mr. Hofbuhr is the owner and President of Hoffbuhr and
Associates, Inc., a land surveying and land use planning firm in Medford,
Oregon. Mr. Hoffbuhr is a registered land surveyor certified by the Oregon State
Board of Engineering Examiners.

         Patrick G. Huycke, age 51, has served as a director of PremierWest since its inception in 1999, and its predecessor, Bank of Southern Oregon, since
1994. Mr. Huycke is an attorney with Huycke, Boyd & Maulding LLP. Mr. Huycke received his law degree from Willamette University and has practiced law for 23 years.

         James L. Patterson, age 61, became a director of Bank of Southern
Oregon in 1999 and continued as a director of PremierWest following its formation as a holding company of the bank. Mr. Patterson is a self-employed business consultant. He retired after serving for 34 years with Pacific Power.

         Pete Martini, age 57, is President of Elk River Enterprises, a
wood-products manufacturer. Mr. Martini served as a chairman of the board of directors of Douglas National Bank and United Bancorp from 1993 until its merger with PremierWest in May 2000.

         Rickar D. Watkins, age 55, is the President of a medical supply company he founded in 1974. Mr. Watkins served as a director of United Bancorp and
Douglas National Bank since 1987, until its merger with PremierWest in May 2000.

         Directors of PremierWest Bank
         -----------------------------

         In addition to Messrs. Anhorn, Duke, Hoffbuhr, Huycke, Becker,
Patterson, Martini and Watkins, about whom information is provided above, the following serve as directors of PremierWest Bank:

         Jeffrey L. Chamberlain, age 56, has served as a director of PremierWest since its inception in 1999, and its predecessor, Bank of Southern Oregon, since
1990. Mr. Chamberlain is a self-employed private investor and developer, specializing in the development of healthcare facilities. Mr. Chamberlain has a
B.S. in Business Administration from Portland State University.

         Richard R. Hieb, age 56, became a Director in 2000, and has served as
Executive Vice President, Chief Operating Officer and Secretary of PremierWest
since its formation in 1999 and of its predecessor, Bank of Southern Oregon since May 1998. Mr. Hieb has more than 35 years of experience in commercial banking, and previously served for 10 years as Executive Vice President and
Chief Administrative Officer of Western Bank, which was acquired by and became a division of Washington Mutual Bank in April 1997.

         Richard K. Karchmer, age 57, is a physician in the practice of medical oncology and hematology. He has served as a director of PremierWest since its inception in 1999, and its predecessor, Bank of Southern Oregon, since its formation in 1990.

         Brian Pargeter, age 58, is the owner of an insurance agency. Mr.
Pargeter served as a director of Douglas National Bank and United Bancorp from
1993 until its merger with PremierWest in May 2000.

         David A. Emmett, age 58, has served as a director of PremierWest Bank since the merger with Douglas National Bank. Mr. Emmett served as a director of
Douglas National Bank from 1998 through 2000. He is a Certified Public
Accountant, self-employed, and the owner and operator of a public accounting firm.

         Executive Officers
         ------------------

         In addition to Mr. Anhorn and Mr. Hieb, the following are the executive officers of PremierWest Bancorp and PremierWest Bank, as indicated.

         Tammy D. Glass, age 41, has 20 years of experience in banking. Ms.
Glass has been with Bank of Southern Oregon since its formation in 1990, and currently serves as Senior Vice President, Operations and Marketing.

         M. Neil Zick, age 58, has over 30 years of banking experience and serves as Executive Vice President and Chief Administrative Officer. Mr. Zick
served as President, Chief Executive Officer and a director of United Bancorp and Douglas National Bank from 1998 until its merger with PremierWest in May
2000. Prior to that time, Mr. Zick served as Senior Vice President and Chief
Financial Officer of United Bancorp and Douglas National Bank.

         Robert A. Johnson, age 62, has been engaged in the banking business for
41 years, for 34 years with First Interstate Bank of Oregon and for 5 years thereafter with Western Bank, which was acquired by and became a division of
Washington Mutual Bank in April 1997. Mr. Johnson was a regional credit administrator with Western Bank. In January 1999, when he left Western Bank to join Bank of Southern Oregon, Mr. Johnson was Team Leader for commercial lenders, with responsibility for a commercial loan portfolio of approximately
$40 million.

         Bruce R. McKee, age 50, serves as the Chief Financial Officer of
PremierWest Bancorp and Senior Vice President and Chief Financial Officer of
PremierWest Bank. He is a certified public accountant licensed both in Oregon and California. Before joining PremierWest in December 1998, he served for six years as Chief Financial Officer and Director of Finance for a healthcare company located on the West Coast. Before that, he served for eleven years with
Grant Thornton International, an international accounting and consulting firm providing consulting and audit services to over 150 financial institutions, including community banks, savings banks, and mortgage banking firms.

         Ronald T. Delude, age 64, serves as Senior Vice President of
PremierWest Bank, and also serves as an executive officer of the bank's subsidiaries, Premier Finance Co. and PremierWest Investment Co. Prior to
joining PremierWest in August 2000, Mr. DeLude was Executive Vice President and
Chief Operating Officer of West Coast Bank and President and Chief Executive
Officer of Bank of Vancouver, an affiliate of West Coast Bank. Prior to joining
West Coast Bank in 1998, Mr. DeLude was Senior Vice President and Regional
Manager for Western Bank, now a division of Washington Mutual.

         Section 16(a) Beneficial Ownership Reporting Compliance
         -------------------------------------------------------

         Section 16 of the Securities Exchange Act of 1934 requires that all executive officers, directors and persons who beneficially own more than 10 percent of the common stock file an initial report of their beneficial ownership of common stock and to periodically report changes in their ownership. The reports must be made with the Securities and Exchange
Commission with a copy sent to us.

         Based solely upon our review of the copies of the Section 16 filings that we received with respect to the fiscal year ended December 31, 2000, we believe that all reporting persons made all required Section 16 filings with respect to such fiscal year on a timely basis.

Item 11.  EXECUTIVE COMPENSATION

         The following table shows compensation for services in all capacities for the fiscal years ended December 31, 2000, 1999, and 1998 for the President and Chief Executive Officer and any other executive officer who received compensation in excess of $100,000 during 2000, including salary and bonus.

                                                                              Summary Compensation Table

                                                                  Annual Compensation             Securities
                                                                                                  Underlying      All Other
Name and Principal Position                             Year          Salary        Bonus (1)      Options      Compensation
                                                   --------------------------------------------------------------------------

John L. Anhorn,                                        2000         $ 165,000      $ 32,000             -       $ 3,000 (2)
  President and Chief Executive Officer (3)            1999         $ 152,000      $ 20,000             -       $ 3,000 (2)
                                                       1998         $  98,700      $     -         75,000       $ 1,500 (2)

Richard R. Hieb,                                       2000         $ 115,000      $ 27,500             -       $ 3,000 (2)
Executive Vice President,                              1999         $ 110,000      $ 15,000             -       $ 2,000 (2)
Chief Operating Officer and Secretary (3)              1998         $  58,000      $     -         60,000       $ 1,000 (2)

--------------------------------------------
(1)      Includes amounts deferred at the election of the name executive officers pursuant to the 401(k) Plan of PremierWest.

(2)      Represents matching contributions of PremierWest under its 401(k) plan.

(3)      Mr. Anhorn and Mr. Hieb joined PremierWest effective May 1, 1998

         Employment Agreements
         ---------------------

         PremierWest has an employment agreement with John Anhorn to serve as
President and Chief Executive Officer. The term of the employment agreement is indefinite, and Mr. Anhorn's service is terminable at any time by PremierWest with or without cause. The employment agreement provides for an annual salary and other benefits, including health insurance coverage, paid vacation, participation in incentive compensation and 401(k) plans, use of a bank-owned vehicle, term life insurance, disability insurance and paid membership in a country club.

         The employment agreement also grants to Mr. Anhorn an option to acquire
75,000 shares of PremierWest common stock, which may be increased based on subsequent changes in the common stock of Bank of Southern Oregon as a result of stock splits or stock dividends. If a change in control occurs before Mr. Anhorn completes 3 years of service, one half of the 75,000-share option grant vests.
The entire option grant vests if a change in control occurs after 3 years. If
Mr. Anhorn is terminated without cause, or if he terminates his service for cause, he will be entitled to severance in an amount equal to one year of his current base salary. If a change in control occurs, the severance payment will be reduced by any amounts he receives through ordinary compensation, noncompetition payments or other benefits payable by the acquiring company.

         The agreement also provides that Mr. Anhorn may not compete with
PremierWest for a period of two years if he is terminated for cause or if he terminates his service without cause, provided PremierWest continues to pay Mr.
Anhorn's annual salary and maintains continued health insurance coverage until age 65 for Mr. Anhorn during the noncompetition period. PremierWest has an employment agreement with Rich Hieb to serve as Chief Operating Officer. The terms of Mr. Hieb's employment agreement are largely identical to those in Mr.
Anhorn's employment agreement, except that Mr. Hieb's initial annual salary is
$100,000 and his stock option grant gives him the right to acquire 60,000 shares, and his non compete period is one year.

         PremierWest has entered into change of control agreements with Tammy
Glass, Robert A. Johnson, Ronald T. DeLude, and Bruce McKee, providing for severance payments of one-year's salary if that person is terminated within one year of a change of control of the company.

         Certain Relationships and Related Party Transactions
         ----------------------------------------------------

         PremierWest has deposit and lending relationships with its directors and officers, as well as with their affiliates. All loans to directors, officers and their affiliates were made in the ordinary course of business, on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons, and did not involve more than the normal credit risk or present other unfavorable features. All of the loans are current and all required payments thereon have been made. As of December 31, 1999, the aggregate outstanding amount of all loans to officers and directors was approximately $7.0 million, which represented 24.7% of shareholders' equity on that date.

Stock Option Plan
-----------------

         PremierWest assumed the Bank of Southern Oregon 1992 Combined Incentive and Non-Qualified Stock Option Plan and the United Bancorp Stock Option Plan, as
amended. The plans authorize the issuance of up to 734,189 shares upon exercise of options granted under the plans. Options can be either incentive stock options or non-qualified stock options. As of January 2, 2001, options to acquire 563,075 shares of PremierWest common stock were outstanding.

                                                           Securities
                                                      Underlying Unexercised             Value of In-the-Money Options
                   Shares                           Options at Fiscal Year-End (#)        at Fiscal Year-End ($) (1)
                 Acquired on          Value        -------------------------------     -------------------------------
                 Exercise (#)       Realized ($)   Exercisable       Unexercisable       Exercisable  Unexercisable
                 ------------      -----------    ------------       ------------        ------------  ------------
John Anhorn             0                  $0             0             75,000                  $0           $0
Richard R. Hieb         0                  $0             0             60,000                  $0           $0

---------------------------
(1)      None of the stock options held by Mr. Anhorn or Mr. Hieb are
         "in-the-money." In general, a stock option is "in-the-money" when the stock's fair market value exceeds the option exercise price. Value of unexercised options equals the estimated fair market value of a share acquirable upon exercise of an option at December 31, 1999, less the exercise price per share, multiplied by the number of shares acquirable upon exercise of the options. The stock options held by
         Mr. Anhorn and Mr. Hieb are exercisable at the price of $8.25 per share. PremierWest common stock is quoted on the OTC Bulletin Board, but it is not actively traded. Solely for purposes of the table and for no other purpose, PremierWest estimated the per share fair market value of the common stock at March 15, 2001 as $4.94, the closing price on that date. This is an estimate only and does not necessarily reflect actual transactions.

Report of the Budget and Compensation Committee on Executive Compensation
-------------------------------------------------------------------------

         The PremierWest Board of Directors does not have a compensation committee. The Executive committee, consisting of John L. Anhorn, John A. Duke,
Patrick G. Huycke, and Richard K. Karchmer acts as the compensation committee.
Mr. Anhorn does not participate in deliberations or voting on committee actions concerning his compensation.

         Compensation Objective
         ----------------------

         PremierWest's compensation policy is to align the interests of executive management with those of the shareholders. Key elements to the policy include:

         o        Set base compensation at a level to attract and retain
                  competent executives.

         o        Establish incentive compensation plans that deliver bonuses based on the financial performance of the company.

         o        Provide significant equity based incentives for executives to ensure they are motivated over the long term to respond to the company's business challenges and opportunities, as owners rather than just employees.

         In setting executive compensation, the committee utilizes the foregoing criteria. The committee utilizes cash bonuses and grants of stock options under the Stock Option Plan to provide rewards and incentives for achieving the objectives of the Board of Directors for the year. Option grants are at the
Board's discretion and awarded to individual executive officers to provide incentives to increase shareholder value.

         Mr. Anhorn's 2000 salary of $165,000 is commensurate with his experience and contributions to the improvement in the company's performance since joining the company in 1998. The committee believes this level of compensation is appropriate in view of the company's need to retain qualified management. Mr. Anhorn was granted stock options in that year as an incentive to improve the company's performance, and received a cash bonus of $32,000 in 2000 in recognition of the increases in credit quality, asset growth and interest income.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the shares of PremierWest common stock beneficially owned as of March 15, 2001, by each director and each named executive officer, the director and executive officers as a group and those persons known to beneficially owned more than 5% of PremierWest's common stock:

                                                                                Number of Shares               Percentage
                                                                                Beneficially                      of
Name and Position Number of Shares Percentage Beneficially of Owned (1) Class    Owned (1)                       Class
-----------------------------------------------------------------------------   ------------------         -----------------
John Duke, Director, Chairman of Board                                          604,730 (2)                     7.03%
Patrick Huycke, Director                                                        106,034 (3)                     1.23%
Dennis Hoffbuhr, Director                                                        52,568 (4)                     *
Pete Martini, Director                                                           51,129 (5)                     *
Thomas Becker, Director                                                          48,042 (6)                     *
Rickar Watkins, Director                                                         43,693 (7)                     *
John L. Anhorn, Director, CEO                                                    14,500 (8)                     *
Richard Hieb, Director and Chief Operating Officer                                8,700 (9)                     *
James Patterson, Director                                                         4,100                         *

All directors and executive officers as a group ( 16 persons)                                                                                                              1,016,173                                        11.82%

--------------------------------------------------
*        Less than 1.0%.
(1)      Shares held directly with sole voting and investment power, unless otherwise indicated
(2)      Includes 604,730 shares held in John A. Duke Trust
(3)      Includes 94,550 shares held by Profit Sharing Plan Trust
(4)      Includes 26,200 shares subject to option exercisable within 60 days and
         200 shares held by his spouse
(5)      Includes 3,080 shares held by Corporation controlled by Martini
(6)      Includes 15,768 shares subject to options exercisable within 60 days
(7)      Includes 13,599 shares held by the Rickar D. Watkins Trust
(8)      Includes 2,000 shares held in 401(k)
(9)      Includes 7,700 shares held in IRA

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         PremierWest has deposit and lending relationships with its directors and officers, as well as with their affiliates. All loans to directors, officers and their affiliates were made in the ordinary course of business, on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons, and did not involve more than the normal credit risk or present other unfavorable features. All of the loans are current and all required payments thereon have been made. As of December 31, 2000, the aggregate outstanding amount of all loans to officers and directors was approximately $8 million, which represented 24.7% of shareholders' equity on that date.

                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)(1)      Financial Statements:

                  The consolidated financial statements for the fiscal years ended December 31, 2000, 1999, and 1998 are included in this report beginning on page F-1.

         (2)      Financial Statement Schedules:

                  All schedules have been omitted because the information is not required, not applicable, not present in amounts sufficient to require submission of the schedule, or is included in the
                  financial statements or notes thereto.

         (3)      The following exhibits are filed with, and incorporated into by reference, this report, and this list constitutes the
                  exhibit index:

Exhibits
--------

3        (i) Articles of Incorporation of PremierWest Bancorp*

         (ii)Bylaws of PremierWest Bancorp*

4        Specimen Stock Certificate*

10.1     Agreement and Plan of Reorganization by and among PremierWest Bancorp,
         PremierWest Bank, Timberline Bancshares, and Timberline Community Bank
         dated October 16, 2000**

10.2     Stock Option Agreement by and between Timberline Bancshares and
         PremierWest Bancorp, dated October 16, 2000**

10.3     Employment Agreement between John L. Anhorn and Bank of Southern Oregon dated April 2, 1998*

10.4     Employment Agreement between Richard R. Heib and Bank of Southern
         Oregon dated April 2, 1998*

10.5     Lease and Purchase Agreement dated December 3, 1998 for the property at
         300 E. Pine Street, Central Point, Oregon*

10.6     Employment Agreement between PremierWest Bancorp, Bank of Southern
         Oregon, and M. Neil Zick dated January 25, 2000*

10.7     1992 Combined Incentive and Non-Qualified Stock Option Plan of Bank of
         Southern Oregon*

10.8     United Bancorp Stock Option Plan, as amended***

21       Subsidiaries of the PremierWest Bancorp

23       Consent of Symonds Evans & Company, P.C. (relating to the audited financial statements of the registrant)

* Incorporated by reference to the registration statement on Form S-4, and all amendments thereto (commission file no. 333-96209)

** Incorporated by reference to the registration statement on Form S-4, and all amendments thereto (commission file no. 333-53588)

*** Incorporated by reference to the registration statement on Form S-8
(commission file no. 333-40886)

         (b)      On October 16, 2000, the registrant filed on Form 8-K a report announcing that it had entered into a definitive agreement for the acquisition of Timberline Bancshares, Inc. by PremierWest
                  Bancorp and the merger of Timberline Community Bank into
                  PremierWest Bank, PremierWest Bancorp's banking subsidiary.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

PREMIERWEST BANCORP
(Registrant)

By:      /s/ John L. Anhorn                                 Date: March 22, 2001
   --------------------------------------------------
   John L. Anhorn, President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:                                                         Date: March 22, 2001
   --------------------------------------------------
   John Duke, Director

By:      /s/ Patrick Huycke                                 Date: March 22, 2001
   --------------------------------------------------
   Patrick Huycke, Director

By:      /s/ Dennis Hoffbuhr                                Date: March 22, 2001
   --------------------------------------------------
   Dennis Hoffbuhr, Director

By:                                                         Date: March 22, 2001
   --------------------------------------------------
   Pete Martini, Director

By:      /s/ Thomas Becker                                  Date: March 22, 2001
   --------------------------------------------------
   Thomas Becker, Director

By:                                                         Date: March __, 2001
   ---------------------------------------------------
   Rickar Watkins, Director

By:      /s/ James Patterson                                Date: March 22, 2001
   --------------------------------------------------
   James Patterson, Director

By:      /s/ John L. Anhorn                                 Date: March 22, 2001
   --------------------------------------------------
   John L. Anhorn, Director, President and
   Chief Executive Officer

By:      /s/ Richard R. Hieb                                Date: March 22, 2001
   --------------------------------------------------
   Richard R. Hieb, Chief Operating Officer

By:      /s/ Bruce R. McKee                                 Date: March 22, 2001
   --------------------------------------------------
   Bruce R. McKee, Chief Financial Officer, and
   Principal Accounting Office

                                                                      EXHIBIT 21

                         SUBSIDIARIES OF THE REGISTRANT

Name of                       Jurisdiction                      Name Under Which
Subsidiary                  of Incorporation               Business Is Conducted
--------------------------------------------------------------------------------
PremierWest Bank                Oregon                          PremierWest Bank
                                                                 Premier Finance
                                                  PremierWest Investment Company
                                                            Blue Star Properties
                                                            PremierWest Mortgage
                                                        Motor Investment Company

                                                                      EXHIBIT 23

                         CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statement (Form
S-8) pertaining to the 1992 Combined Incentive and Non-Qualified Stock Option
Plan of Bank of Southern Oregon and the United Bancorp Stock Option Plan, as
amended, of our report dated January 19, 2001, with respect to the consolidated financial statements of PremierWest Bancorp and subsidiaries (PremierWest) as of
December 31, 2000 and 1999 and for the years then ended, included in the Annual
Report (Form 10-K) for the year ended December 31, 2000. Our report states that we did not audit the consolidated financial statements of United Bancorp and subsidiaries (United) as of and for the year ended December 31, 1999, which were included in the consolidated financial statements of PremierWest. Those statements were audited by other auditors whose report was furnished to us, and our opinion, insofar as it related to the amounts included for United, was based solely on the report of the other auditors. Our report also contains an explanatory paragraph which states that "the consolidated financial statements for the year ended December 31, 1998, represent the combination of the consolidated financial statements of PremierWest and United, which were audited and reported on separately by other auditors. We have audited the combination of the accompanying consolidated financial statements for the year ended December
31, 1998, after restatement for the May 2000 pooling of interests." Insofar as our report related to the amounts included for PremierWest for the year ended
December 31, 1998, prior to the restatement for the May 2000 pooling of interests, it was based solely on the report of Kosmatka Donnelly & Co. LLP.
Insofar as our report related to the amounts included for United for the year ended December 31, 1998, it was based solely on the report of Knight Vale &
Gregory PLLC.

/s/ Symonds, Evans & Company, P.C.

Portland, Oregon
March 21, 2001