Form 10-Q
period 2001-03-31
PREMIERWEST BANCORP
filed 2001-05-15
CIK 1102287

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2001

OR

[_]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from             to

Commission File Number:    333-96209

PREMIERWEST BANCORP
(Exact name of registrant as specified in its charter)

OREGON	93-1282171
(State of Incorporation)	(I.R.S. Employer Identification Number)

503 Airport Road
P.O. Box 40
Medford, Oregon 97501
(Address of principal executive offices)

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

Yes      [X]      No      [_]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of latest practicable date: 8,598,914 shares of common stock, no par value, as of April 15, 2001.

Disclosure Regarding Forward-Looking Statements

This report includes forward-looking statements within the meaning of the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on the beliefs of the Company’s management and on assumptions made by and information currently available to management. All statements other than statements of historical fact, regarding the Company’s financial position, business strategy and plans and objectives of management for future operations of the Company are forward-looking statements. When used herein, the words “anticipate,” “believe,” “estimate,” “expect,” and “intend” and words or phrases of similar meaning, as they relate to the Company or management, are intended to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to (i) projections of revenues, income or expenses, earnings per share, capital expenditures, dividends, capital structure and other financial items, (ii) statements of the plans and objectives of the Company or its management, or Board of Directors, including the introduction of new products or services, plans for expansion, acquisitions or future growth, or estimates or predictions of actions by customers, vendors, competitors or regulatory authorities, (iii) statements of future economic performance, and (iv) statements of assumptions underlying other statements about the Company and its business. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Forward-looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those indicated by the forward-looking statements. These risks and uncertainties include the Company’s ability to maintain or expand its market share, net interest margins, or implement its marketing and growth strategies. Further, actual results may be affected by the Company’s ability to compete on price and other factors with other financial institutions; customer acceptance of new products and services; general trends in the banking industry and the regulatory environment, as they relate to the Company’s cost of funds and returns on assets. In addition, there are risks inherent in the banking industry relating to collectibility of loans and changes in interest rates. The reader is advised that this list of risks is not exhaustive and should not be construed as any prediction by the Company as to which risks would cause actual results to differ materially from those indicated by the forward-looking statements.

Form 10-Q

Table of Contents

PART 1	FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements ..........................................................................................	4
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations ......................	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk ...................................................................	13
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings ......................................................................................................................................	14
Item 2.	Changes in Securities and Use of Proceeds ..........................................................................................................................	none
Item 3.	Defaults Upon Senior Securities ....................................................................................................................................	none
Item 4.	Submission of Matters to a Vote of Securities Holders .............................................................................	14
Item 5.	Other Information ..................................................................................................................................................	none
Item 6.	Exhibits and Reports on Form 8-K ............................................................................................................	14
Signatures	....................................................................................................................................................................	14

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

PREMIERWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in 000's)
(UNAUDITED)

                                                                  March 31,         December 31,
                                                                    2001                2000
                                                             -----------------   ------------------
                                 ASSETS
                                 ------

CASH AND DUE FROM BANKS                                      $           10,365  $           14,306
FEDERAL FUNDS SOLD AND INTEREST-BEARING DEPOSITS                         21,220               3,730
                                                             ------------------  ------------------
         Total cash and cash equivalents                                 31,585              18,036
INVESTMENT SECURITIES AVAILABLE-FOR-SALE                                 58,954              73,634
LOANS, NET OF ALLOWANCE FOR LOAN LOSSES                                 238,504             232,910
FEDERAL HOME LOAN BANK STOCK                                              1,514               1,490
PREMISES AND EQUIPMENT - NET                                             11,158              11,172
ACCRUED INTEREST AND OTHER ASSETS                                         6,635               7,004
                                                             ------------------  ------------------

         TOTAL ASSETS                                        $          348,350  $          344,246
                                                             ==================  ==================

                  LIABILITIES AND SHAREHOLDERS' EQUITY
                  ------------------------------------

LIABILITIES:
   DEPOSITS:
     Non-interest-bearing checking                            $          48,453  $           51,062
     Savings and interest-bearing demand                                126,062             125,398
     Time                                                               124,979             119,780
                                                             ------------------  ------------------
         Total deposits                                                 299,494             296,240
   FEDERAL HOME LOAN BANK BORROWINGS                                      6,607               6,672
   REPURCHASE AGREEMENTS                                                  5,935               6,162
   EMPLOYEE STOCK OWNERSHIP PLAN NOTES PAYABLE                              328                 383
                                                             ------------------  ------------------
         Total borrowings                                                12,870              13,217
   OTHER LIABILITIES                                                      2,182               2,347
                                                             ------------------  ------------------
         Total liabilities                                              314,546             311,804

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
   Preferred stock - no par value; 1,000,000
        shares authorized; none issued                                       --                  --
   Common stock - no par value; 20,000,000
        shares authorized; and 8,598,914 and 8,598,917
        shares issued and outstanding in 2001 and 2000,
        respectively                                                     18,694              18,679
   Retained earnings                                                     15,164              14,514
   Unearned Employee Stock Ownership Plan
        compensation                                                       (328)               (383)
   Accumulated other comprehensive income (loss)                            274                (368)
                                                             ------------------  ------------------
         Total shareholders' equity                                      33,804              32,442
                                                             ------------------  ------------------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $          348,350  $          344,246
                                                             ==================  ==================

See accompanying notes

PREMIERWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in 000's, Except for Earnings per Share Data)
(UNAUDITED)

                                                 FOR THE THREE MONTHS ENDED
                                                 --------------------------
                                                 March 31,     March 31,
                                                   2001              2000
                                             ----------------  ---------------

Interest income:
   Interest and fees on loans                $          5,712  $         4,538
   Interest-earning deposits                              128               72
   Investment securities                                1,013            1,296
                                             ----------------  ---------------
         Total interest income                          6,853            5,906
Interest expense:
   Deposits                                             2,940            1,767
   Other borrowings                                       183              579
                                             ----------------  ---------------
         Total interest expense                         3,123            2,346
                                             ----------------  ---------------
Net interest income                                     3,730            3,560
Loan loss provision                                       162              186
                                             ----------------  ---------------
         Net interest income after loan
           loss provision                               3,568            3,374
Non-interest income                                       706              414
Non-interest expense:
   Salaries and employee benefits                       1,964            1,628
   Professional fees                                       80              104
   Occupancy & equipment, net                             555              488
   Advertising                                             57               87
   Other                                                  644              517
                                             ----------------  ---------------
         Total non-interest expense                     3,300            2,824
                                             ----------------  ---------------
Income before income taxes                                974              964
Provision for income taxes                                324              342
                                             ----------------  ---------------

         Net income                          $            650  $           622
                                             ================  ===============

Earnings per common share:
   Basic                                     $           0.08  $          0.07
                                             ================  ===============
   Diluted                                   $           0.07  $          0.07
                                             ================  ===============

See accompanying notes

PREMIERWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollars in 000's)
(UNAUDITED)

                                                                                    Accumulated
                                                                   Unearned            other                           Total
                                    Comprehensive     Retained       ESOP           comprehensive      Common        shareholders'
                                    income (loss)     earnings    compensation      income (loss)       stock          equity
                                    -------------    ---------   ---------------   ---------------  --------------   ---------

BALANCE - JANUARY 1, 2000                            $  12,710   $         (604)    $    (1,800)    $    17,918      $  28,224

   Comprehensive income:
     Net income                    $         622           622               --              --              --            622
     Net change in unrealized loss
       on investment securities
       available-for-sale,
       net of taxes                          230            --               --             230              --            230
                                   -------------

         Comprehensive income      $         852
                                   =============

   ESOP compensation expense                               --                56              --              --             56

   Stock options exercised                                 --                --              --             123            123
   Tax benefit of stock options
     exercised                                             --                --              --              38             38
                                                   ----------     -------------   -------------   -------------  -------------

BALANCE - MARCH 31, 2000                             $ 13,332     $        (548)  $      (1,570)  $      18,079  $      29,293
                                                   ==========     =============   =============   =============  =============

BALANCE - JANUARY 1, 2001                            $ 14,514     $        (383)  $        (368)  $      18,679  $      32,442

   Comprehensive income:
     Net income                    $         650          650                --              --              --            650
     Net change in unrealized
       income on investment
       securities
       available-for-sale,
       net of taxes                          642           --                --             642              --            642
                                   -------------

         Comprehensive income      $       1,292
                                   =============

   ESOP compensation expense                               --               55               --              --             55
   Stock options exercised                                 --          -                     --              15             15
                                                   ----------    -------------    -------------   -------------  -------------

BALANCE - MARCH 31, 2001                             $ 15,164    $        (328)   $         274   $      18,694  $      33,804
                                                   ==========    =============    =============   =============  =============

See accompanying notes

PREMIERWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in 000's)
(UNAUDITED)

                                                                          FOR THE THREE MONTHS ENDED
                                                                    --------------------------------------
                                                                         March 31,           March 31,
                                                                           2001                2000
                                                                    -----------------   ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                       $              650  $              622
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                               288                 248
       Amortization of premiums (accretion of discounts)
        on investment securities, net                                              (20)                  1
       Dividends on Federal Home Loan Bank stock                                   (24)                (81)
       Loan loss provision                                                         162                 186
       Recognition of deferred compensation relating to ESOP                        55                  56
       (Increase) Decrease in accrued interest and other assets                    (47)                541
       Decrease in accrued interest and other liabilities                         (150)               (477)
                                                                    ------------------- -------------------
              Net cash provided by operating activities                            914               1,096

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of Federal Home Loan Bank
     and Federal Reserve Bank stock                                                 --                  57
   Purchases of investment securities available-for-sale                        (7,059)                 --
   Proceeds from maturities and calls of investment
     securities available-for-sale                                              22,802                 252
   Loan originations, net                                                       (5,756)            (21,792)
   Purchase of premises and equipment, net                                        (274)               (219)
                                                                    ------------------  ------------------
              Net cash provided (used) by investing activities                   9,713             (21,702)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits                                                      3,254               8,829
   Net (payments to) borrowings from Federal Home Loan Bank
    and other borrowings                                                          (347)              5,368
   Proceeds from exercise of stock options                                          15                 123
                                                                    ------------------  ------------------
              Net cash provided by financing activities                          2,922              14,320
                                                                    ------------------  ------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                13,549              (6,286)

CASH AND CASH EQUIVALENTS - Beginning of the period                             18,036              20,868
                                                                    ------------------  ------------------

CASH AND CASH EQUIVALENTS - End of the period                       $           31,585  $           14,582
                                                                    ==================  ==================

See accompanying notes

PREMIERWEST BANCORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STAEMENTS
(UNAUDITED)

March 31, 2001

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

PremierWest Bank serves Jackson, Josephine, Douglas and Klamath counties of Southern Oregon.

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

The accompanying condensed consolidated financial statements are presented as though the merger had been consummated as of the earliest date reported. The balance sheet data as of December 31, 2000 was derived from audited financial statements and does not include all disclosures contained in the 2000 Annual Report to Shareholders. The interim condensed consolidated financial statements should be read in conjunction with the Company's 2000 consolidated financial statements, including the notes thereto, included in the 2000 Annual Report to Shareholders. The reader should keep in mind that the results of operations for the interim periods shown in the accompanying condensed consolidated financial statements are not necessarily indicative of results for any future interim periods or the entire fiscal year.

Method of accounting: The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States. The Company utilizes the accrual method of accounting, which recognizes income when earned and expenses when incurred. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

2.     INVESTMENT SECURITIES AVAILABLE-FOR-SALE

Investment securities available-for-sale at March 31, 2001 and December 31, 2000 consisted of the following:

                                                                  2001
                                      ------------------------------------------------------------
                                                          Gross           Gross        Estimated
                                         Amortized     unrealized      unrealized        fair
(Dollars in 000's)                         cost           gains          losses          value
                                      -------------   -------------  -------------  --------------

U.S. agency securities                $      18,897   $         183  $          (1) $       19,079
Collateralized mortgage obligations
  and mortgage-backed securities             23,533             124            (25)         23,632
Obligations of states and
  political subdivisions                     14,834             217            (52)         14,999
Equity securities                             1,244               -              -           1,244
                                      -------------   -------------  -------------  --------------

  Total                               $      58,508   $         524  $         (78) $       58,954
                                      =============   =============  =============  ==============

2.     INVESTMENT SECURITIES AVAILABLE-FOR-SALE (continued)

                                                                2000
                                    ------------------------------------------------------------
                                                        Gross           Gross        Estimated
                                       Amortized     unrealized      unrealized        fair
(Dollars in 000's)                       cost           gains          losses          value
                                    -------------   -------------  -------------  --------------

U.S. agency securities              $      41,531   $          27  $        (404)    $    41,154
Collateralized mortgage obligations
  and mortgage-backed securities           17,198              52           (167)         17,083
Obligations of states and
  political subdivisions                   15,176              84           (189)         15,071
Equity securities                             326              --             --             326
                                    -------------   -------------  -------------     -----------

  Total                             $      74,231   $         163  $        (760)    $    73,634
                                    =============   =============  =============     ===========

At March 31, 2001, approximately $31.5 million in investment securities available-for-sale were pledged to secure public deposits and nonpublic deposits and borrowings.

3.     LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio at March 31, 2001 and December 31, 2000 was as follows:

    (Dollars in 000's)             2001            2000
                               -------------  -------------

Commercial                     $      45,118  $      37,878
Real estate - construction            51,580         48,039
Real estate - other                  115,260        114,902
Consumer installment                  28,534         30,675
Other                                  2,175          5,478
                               -------------  -------------

                                     242,667        236,972
Allowance for loan losses             (3,630)        (3,476)
Deferred loan fees                      (533)          (586)
                               -------------  -------------

  Loans - net                  $     238,504  $     232,910
                               =============  =============

Impaired loans, on which the accrual of interest had been discontinued, were approximately $4.0 million at March 31, 2001 and $4.8 million at December 31, 2000.

A summary of changes in the allowance for loan losses for the three months ended March 31, 2001 and 2000 were as follows:

(Dollars in 000's)                       2001          2000
                                      ----------     --------

Balance - Beginning of the period     $    3,476     $  3,075
Loans charged-off                            (22)        (256)
Loan recoveries                               14           40
Loan loss provision                          162          186
                                      ----------     --------

Balance - End of the period           $    3,630     $  3,045
                                      ==========     ========

4.     LINE OF CREDIT AND OTHER BORROWINGS

The Company has a line of credit with Federal Home Loan Bank of Seattle (FHLB) up to approximately $50 million as of March 31, 2001. This line of credit is secured by restricted FHLB stock owned by the Company and is limited to 15% of the Bank's total assets and by the amount of FHLB stock held by the Bank. Interest and principal payments are due monthly on any outstanding borrowings. As of March 31, 2001 and December 31, 2000, the Company had no draws on short-term advances from FHLB under the line of credit. The Company has also borrowed long-term funds from the FHLB against this line of credit, aggregating approximately $6.61 million and $6.67 million as of March 31, 2001 and December 31, 2000, respectively. As of March 31, 2001, $5 million is due August 28, 2008, and the remaining $1.6 million is due at various times through February 2014. The Company is making monthly principal payments of approximately $60,000 plus interest at rates of 5.82% to 7.75%.

4.     LINE OF CREDIT AND OTHER BORROWINGS (continued)

Borrowings of approximately $5.9 million and $6.2 million at March 31, 2001 and December 31, 2000, relate to repurchase agreements used for customer overnight sweep accounts. The cost of these funds at March 31, 2001 is an average annual rate of interest of approximately 4.25%. Certain investment securities, as required, have been pledged as collateral to fully secure the long-term debt and the repurchase agreements.

Additionally, as of March 31, 2001 the Company has approximately $20 million in available borrowings through lines of credit with certain correspondent banks and through the Federal Reserve Bank's discount window.

5.     COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve various levels and elements of credit and interest rate risk in excess of the amount recognized in the accompanying condensed consolidated financial statements. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. As of March 31, 2001, the Company has $34 million of commitments to extend credit to customers and $1 million of standby letters of credit.

6.     EARNINGS PER SHARE

The Company's basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period. The Company's diluted earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding plus dilutive common shares related to stock options. The weighted average number of common shares outstanding for basic earnings per share computations were approximately 8.6 million for the three-month period ended March 31, 2001 and approximately 8.4 million for the three-month period ended March 31, 2000. Dilutive common shares related to stock options were approximately 102,000 for the three-month period ended March 31, 2001, and approximately 103,000 for the three-month period ended March 31, 2000, respectively.

7.     ADOPTION OF NEW ACCOUNTING STANDARDS

In September 2000, the Financial Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," as a replacement for SFAS No. 125. SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral, but it carries over most of the provisions of SFAS No. 125 without change.

SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The statement is effective for recognition and reclassification of collateral for fiscal years ending after December 15, 2000. The Company does not anticipate that the adoption of SFAS No. 140 will have a material effect on its financial position or results of operation.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

The Company had net income of $650,000 for the three months ended March 31, 2001 which was an increase of $28,000 (or 5%) compared to the same period in 2000. This increase is due mainly to a $170,000 increase in net interest income and $292,000 increase in non-interest income offset by an increase of $476,000 in non-interest expense over the comparative three-month period ended March 31, 2000.

The following table presents information regarding yields on interest-earning assets, expense on interest-bearing liabilities, net interest spread, net yields on average interest-earning assets, return on average assets and return on average equity for the periods indicated (dollars in thousands):

   Analysis for the three-month periods ended                                        Increase
   March 31, 2001 and 2000                              2001           2000         (Decrease)       %Change
   -----------------------                         -------------   -------------  -------------  --------------

   Average interest-earning assets                 $     312,999   $     274,048  $      38,951        14.2%
   Average interest-bearing liabilities            $     306,498   $     269,042  $      37,456        13.9%
   Average total assets                            $     341,828   $     300,068  $      41,760        13.9%
   Average equity                                  $      33,343   $      28,764  $       4,579        15.9%

   Average yield earned                                     8.88%           8.67%           0.2%        2.4%
   Average rate paid                                        4.13%           3.51%           0.6%       17.8%
                                                   -------------   -------------   ------------

   Net interest spread                                     4.75%            5.16%          (0.4)%      (8.0)%
                                                   =============   =============   ============

   Net interest income to average
     interest-earning assets                               4.83%            5.22%          (0.4)%      (7.5)%
   Return on average assets                                0.77%            0.83%          (0.1)%      (7.5)%
   Return on average equity                                7.91%            8.70%          (0.8)%      (9.1)%
   Efficiency ratio                                       74.39%           71.06%           3.3%        4.7%

NET INTEREST INCOME. Net interest income before the loan loss provision increased $170,000 for the three-month period ended March 31, 2001 over the same period in 2000. The increase was mainly due to an increase in the volume of loans offset by a decrease in overall yields. The Company’s volume of interest-earning assets increased approximately $39 million during the three months ended March 31, 2001 as compared to the corresponding period in 2000. Because the Company’s cost of funds increased to 4.13% and the volume of its interest-bearing liabilities increased $37 million during the three months ended March 31, 2001 as compared to the corresponding period in 2000, the Company’s interest rate margin decreased by 39 basis points resulting in a 7.5% decrease in net interest margin.

LOAN LOSS PROVISION. The loan loss provision during the three-month period ended March 31, 2001, was $162,000 as compared to $186,000 for the same period in 2000. The Company had net charge-offs of $8,000 during the three-month period ended March 31, 2001, compared to net charge-offs of $216,000 for the corresponding period in 2000. Additions to the loan loss provision have maintained the allowance for loan losses at $3.6 million as of March 31, 2001, compared to $3.0 million as of March 31, 2000. The increase in the allowance for loan losses is primarily related to the increase in loans in addition to specific and inherent losses in the loan portfolio. The Company’s ratio of allowance for loan losses to total loans was 1.5% at March 31, 2001, compared to 1.55% at March 31, 2000. Non-performing assets (defined as loans on non-accrual status, 90 days or more past due, and other real estate owned) either specifically reserved or adequately collateralized were $6.4 million and $3.9 million at March 31, 2001 and 2000, respectively.

NON-INTEREST INCOME. Non-interest income increased to $706,000 for the three months ended March 31, 2001, as compared to $521,000 for the same period in 2000. The increase in non-interest income was primarily due to an increase in mortgage brokerage fees.

NON-INTEREST EXPENSE. Non-interest expense increased $476,000 for the three months ended March 31, 2001 as compared to the corresponding period in 2000. Salaries and employee benefits increased $336,000 as a result of higher costs associated with recruiting and hiring and profit sharing expenses during the three months ended March 31, 2001 as compared to the corresponding period in 2000. Professional fees decreased by $24,000 due to costs associated with the Douglas National Bank merger in progress during the first quarter of 2000. Occupancy and equipment expenses increased a total of $67,000 for the three months ended March 31, 2001, as compared to the same period in 2000. This increase was attributed to higher costs associated with building maintenance and repairs. Advertising costs decreased $30,000 compared to the prior period since deposit programs were not warranted with increased deposit levels. Other non-interest expense increased by $127,000 due to various factors including cost increases related to ATM and phone networks, training of personnel on new computer systems, and armored car and courier services between service branches.

FINANCIAL CONDITION. Total assets at March 31, 2001, increased slightly to over $348 million since December 31, 2000, with growth in customer deposits of approximately $3 million. The growth in customer deposits, $20 million in called agency securities and maturities of investment securities were primarily used to increase loans by $5.5 million, purchase $7 million of new investment securities and increase federal funds sold by $17 million during the three months ended March 31, 2001.

LIQUIDITY. Liquidity enables the Company to meet withdrawals of its deposits and borrowing needs of its loan customers. The Company maintains its liquidity position through maintenance of cash resources and the stability of its core deposit base. Liquidity significantly increased during this quarter. Excess cash was invested on a short-term basis into federal funds sold and interest-earning deposits with the FHLB. As of March 31, 2001, the Company had $21 million in federal funds sold.

A further source of liquidity is the Company’s ability to borrow funds by maintaining a secured line-of-credit with the FHLB up to 15% of the Bank’s total assets. As of March 31, 2001, $6.8 million had been advanced in long-term borrowings from the FHLB against the Company’s credit line. Other borrowings of approximately $5.9 million relate to repurchase agreements for customer overnight sweep accounts. The cost of these funds is approximately 4.25%. The Company also has established secured credit lines of approximately $20 million through certain correspondent banks and the discount window with the Federal Reserve Bank of San Francisco.

At March 31, 2001, the Company had approximately $37 million in outstanding commitments to extend credit for newly approved loans and available funds for construction projects. Under the terms of such commitments, completion of specified project benchmarks must be certified before funds may be drawn. In addition, it is anticipated that a portion of other commitments will expire or terminate without funding. Management believes that the Company’s available resources will be sufficient to fund these commitments in the normal course of business.

CAPITAL RESOURCES. Federal regulators require the calculation of risk-based capital. This is an analysis that weights balance sheet and off-balance sheet items for their inherent risk. It requires minimum standards for risk-based capital-by-capital tier. As a minimum requirement, total risk-based capital ratio should be at least 8.00%, Tier 1 capital ratio should be at least 4.00%, and a leverage capital ratio should be at least 4.00%. At March 31, 2001, PremierWest Bank’s estimated regulatory capital ratios were as follows: total risk-based capital ratio of 12.3%, Tier 1 capital ratio of 11.1%, and a leverage capital ratio of 9.8%. The Company’s capital ratios also approximate the capital ratios of PremierWest Bank, since most Company capital and assets include the capital and assets of PremierWest Bank. However, were the Company or PremierWest Bank fully leveraged, further growth could be restricted to the level attainable through generation and retention of net income or the Company could seek additional capital from outside sources.

MARKET RISK. Market risk is the risk of loss from adverse changes in market prices and rates. The Company’s market risk arises principally from interest rate risk in its lending, deposit and borrowing activities. Management actively monitors and manages its interest rate risk exposure. Although the Company manages other risks, as in credit quality and liquidity risk, in the normal course of business, management considers interest rate risk to be a significant market risk, which could have the largest material effect on the Company’s financial condition and results of operations. Other types of market risks, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company’s business activities. The Company experienced a change in market risk at March 31, 2001 as compared to December 31, 2000. Prime rate adjusted by 150 basis points during the first quarter 2001 which caused a 39 basis point tightening of the Company’s interest rate margin. The Company is adjusting its cost of deposits to correct its interest rate margin. Further downward adjustments in the Prime interest rate will result in a further tightening of the Company’s margins.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Please refer to the section above "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 11-13.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

The Company may occasionally have pending routine litigation resulting from the collection of secured and unsecured indebtedness as part of its business of providing financial services. In some cases, such litigation will involve counterclaims or other claims against the Company. Other than litigation in the normal course of business and in the collection of Company loans and other such assets, the Company is not involved in any significant cases, which in management’s opinion would have a material impact on the Company’s financial condition.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

On March 15, 2001, at a special meeting, the shareholders of the registrant voted to approve the merger of Timberline Bancshares, Inc. with and into the registrant. A total of 5,774,009 shares were represented at the meeting by proxy or in person. 5,615,336 votes were cast in favor, 61,270 against, and 97,403 abstained.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits - None

(b)          Reports on Form 8-K:

On March 16, 2001, the registrant filed a Form 8-K, under Item 9, to report the issuance of a press release announcing shareholder approval of the merger of Timberline Bancshares, Inc. with and into the registrant.

SIGNATURES: Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: May 11, 2001

PREMIERWEST BANCORP

/s/ Bruce R. McKee

Bruce R. McKee, Chief Financial Officer

/s/ John L. Anhorn

John L. Anhorn, Chief Executive Officer