Form 10-Q
period 2001-06-30
PREMIERWEST BANCORP
filed 2001-08-14
CIK 1102287

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2001
[_]	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to _____

Commission File Number 333-96209

PREMIERWEST BANCORP
(Exact name of registrant as specified in its charter)

Oregon (State or other jurisdiction of incorporation or organization)	93-1282171 (I.R.S. Employer Identification No.)

503 Airport Road
P.O. Box 40
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

Yes  [X]        No  [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of latest practicable date: 10,854,732 shares as of July 31, 2001.

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

FORM 10-Q
TABLE OF CONTENTS

PART I.     FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PREMIERWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in 000's)
(UNAUDITED)

	June 30, 2001	December 31, 2000
ASSETS
CASH AND DUE FROM BANKS	$ 17,115	$ 14,306
FEDERAL FUNDS SOLD AND INTEREST-BEARING DEPOSITS	25,562	3,730
Total cash and cash equivalents	42,677	18,036
INVESTMENT SECURITIES AVAILABLE-FOR-SALE	69,138	73,634
LOANS, NET OF ALLOWANCE FOR LOAN LOSSES	321,070	232,910
FEDERAL HOME LOAN BANK STOCK	1,540	1,490
PREMISES AND EQUIPMENT, NET	15,372	11,172
ACCRUED INTEREST AND OTHER ASSETS	16,288	7,004
TOTAL ASSETS	$ 466,085 =========	$ 344,246 =========
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES: DEPOSITS: Non-interest-bearing checking	$ 76,536	$ 51,062
Savings and interest-bearing demand	167,500	125,398
Time	162,586	119,780
Total deposits	406,622	296,240
FEDERAL HOME LOAN BANK BORROWINGS	5,885	6,672
REPURCHASE AGREEMENTS	7,743	6,162
EMPLOYEE STOCK OWNERSHIP PLAN NOTES PAYABLE	272	383
Total borrowings	13,900	13,217
OTHER LIABILITIES	2,936	2,347
Total liabilities	423,458	311,804
COMMITMENTS AND CONTINGENCIES SHAREHOLDERS' EQUITY Preferred stock - no par value; 1,000,000 shares authorized; none issued	--	--
Common stock - no par value; 20,000,000 shares authorized; and 10,828,272 and 9,028,862 shares issued and outstanding in 2001 and 2000, respectively	29,391	18,679
Retained earnings	13,218	14,514
Unearned Employee Stock Ownership Plan compensation	(272)	(383)
Accumulated other comprehensive income (loss)	290	(368)
Total shareholders' equity	42,627	32,442)
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 466,085 =========	$ 344,246 =========

See accompanying notes.

PREMIERWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in 000's, Except for Earnings per Share Data)
(UNAUDITED)

	FOR THE THREE MONTHS ENDED			FOR THE SIX MONTHS ENDED
Interest income: Interest and fees on loans	$ 6,739	$ 5,071		$ 12,451	$ 9,606
Interest-earning deposits	353	390		481	810
Investment securities	1,008	981		2,021	1,932
Total interest income	8,100	6,442		14,953	12,348
Interest expense: Deposits	3,513	2,177		6,453	3,957
Other borrowings	126	607		309	1,173
Total interest expense	3,639	2,784		6,762	5,130
Net interest income	4,461	3,658		8,191	7,218
Loan loss provision	193	193		355	379
Net interest income after loan loss provision	4,268	3,465		7,836	6,839
Non-interest income	951	594		1,657	1,008
Non-interest expense: Salaries and employee benefits	2,476	1,698		4,440	3,332
Professional fees	170	122		250	228
Occupancy & equipment, net	779	509		1,334	1,020
Advertising	93	140		150	232
Merger costs	--	883		--	883
Goodwill	96	--		96	--
Other	700	750		1,344	1,231
Total non-interest expense	4,314	4,102		7,614	6,926
Income (loss) before income taxes	905	(43)		1,879	921
Provision for income taxes	305	193		629	535
Net income (loss)	$ 600 ========	$ (236 ========	)	$ 1,250 ========	$ 386 ========
Earnings (loss) per common share: Basic	$ 0.06 ========	$ (0.03 ========	)	$ 0.13 ========	$ 0.04 ========
Diluted	$ 0.06 ========	$ (0.03 ========	)	$ 0.13 ========	$ 0.04 ========

See accompanying notes.

PREMIERWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollars in 000's)
(UNAUDITED)

	Comprehensive income (loss)	Retained earnings	Unearned ESOP compensation		Accumulated other comprehensive income (loss)	Common stock	Total shareholders' equity
BALANCE - JANUARY 1, 2000		$ 12,710	$ (604)		$ (1,800)	$ 17,918	$ 28,224
Comprehensive income: Net income	$ 386	$ 386	--		--	--	$ 386
Net change in unrealized loss on investment securities available-for-sale, net of taxes	(63)	--	--		(63)	--	(63)
Comprehensive income	$ 323 ========
ESOP compensation expense		--	111		--	--	111
Stock options exercised		--	--		--	575	575
Tax benefit of stock options exercised		--	--		--	29	29
BALANCE - JUNE 30, 2000		$ 13,096 ========	$ (493 ========	)	$ (1,863 ======== )	$ 18,522 ========	$ 29,262 ========
BALANCE - JANUARY 1, 2001		$ 14,514	$ (383)		$ (368)	$ 18,679	$ 32,442
Comprehensive income: Net income	$ 1,250	$ 1,250	--		--	--	$ 1,250
Net change in unrealized gains on investment securities available-for-sale (net of taxes), net of reclassification adjustment for gains included in the statement of operations of approximately $23 (net of $12 in taxes)	658	--	--		658	--	658
Comprehensive income	$ 1,908 ========
Common stock issued to shareholders of Timberline Bancshares, Inc.		--	--		--	7,995	7,995
Stock dividend paid (5%)		(2,546)	--		--	2,546	--
ESOP compensation expense		--	111		--	34	145
Tax benefit of stock options exercised		--	--		--	31	31
Stock options exercised		--	--		--	106	106
BALANCE - JUNE 30, 2001		$ 13,218 ========	$ (272 ========	)	$ 290 ========	$ 29,391 ========	$ 42,627 ========

See accompanying notes.

PREMIERWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in 000's)
(UNAUDITED)

	FOR THE SIX MONTHS ENDED
	June 30, 2001	June 30, 2001
CASH FLOWS FROM OPERATING ACTIVITIES: Net income	$ 1,250	$ 386
Adjustments to reconcile net income to net cash provided (used) by operating activities: Depreciation and amortization	661	515
Goodwill and core deposit amortization	96	--
Amortization of premiums (accretion of discounts) on investment securities, net	25	11
Deferred income taxes	--	(128)
Dividends on Federal Home Loan Bank stock	(50)	(162)
Net securities gains	(35)	--
Loan loss provision	355	379
Loss on sale of other real estate	57	--
Recognition of deferred compensation relating to ESOP	145	111
Increase in accrued interest and other assets	(76)	(1,394)
(Decrease) increase in accrued interest and other liabilities	(194)	281
Net cash provided (used) by operating activities	2,234	(1)
CASH FLOWS FROM INVESTING ACTIVITIES: Proceeds from sale of Federal Home Loan Bank and Federal Reserve Bank stock	--	4,606
Purchases of investment securities available-for-sale	(19,867)	--
Proceeds from maturities and calls of investment securities available-for-sale	35,190	3,662
Loan originations, net	(32,125)	(44,125)
Proceeds from sale of property and equipment	815	275
Purchase of premises and equipment, net	(3,158)	(495)
Acquired net assets of Timberline, net of cash and cash equivalents acquired of $19,714	17,835	--
Net cash used by investing activities	(1,310)	(36,077)
CASH FLOWS FROM FINANCING ACTIVITIES: Net increase in deposits	22,928	37,154
Net borrowings from Federal Home Loan Bank and other borrowings	683	5,932
Proceeds from exercise of stock options	106	575
Net cash provided by financing activities	23,717	43,661
INCREASE IN CASH AND CASH EQUIVALENTS	24,641	7,583
CASH AND CASH EQUIVALENTS - Beginning of the period	18,036	20,868
CASH AND CASH EQUIVALENTS - End of the period	$ 42,677 =========	$ 28,451 =========

See accompanying notes.

PREMIERWEST BANCORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

June 30, 2001

1.          SUMMARY OF ORGANIZATION, BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and merger:    PremierWest Bancorp was incorporated in the state of Oregon on November 26, 2000. Effective on May 8, 2000, in a reorganization and merger accounted for as a pooling-of-interests, PremierWest Bancorp became the holding company for PremierWest Bank (formerly, Bank of Southern Oregon); United Bancorp (United) merged with and into PremierWest Bancorp and United's wholly owned subsidiary, Douglas National Bank, merged with and into PremierWest Bank (the Bank). In connection with the merger, PremierWest Bancorp issued 3,910,016 shares of its common stock to United shareholders and 5,100,417 shares of its common stock to PremierWest Bank shareholders.

On April 16, 2001, the Company completed the acquisition of Timberline Bancshares, Inc. and its wholly owned subsidiary, Timberline Community Bank (Timberline). The acquisition was accounted for using the purchase method of accounting. Accordingly, the assets and liabilities of Timberline have been recorded by the Company at their respective fair values at the time of the completion of the merger and the results of Timberline have been included with those of the Company since the date of the acquisition. The financial statement data for the periods presented are not comparable as a result of the acquisition of Timberline using the purchase method of accounting (see Note 8).

PremierWest Bank, including its subsidiaries, serves Jackson, Josephine, Douglas, and Klamath counties of Southern Oregon.

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

The accompanying condensed consolidated financial statements are presented as though the merger with United had been consummated as of the earliest date reported. The balance sheet data as of December 31, 2000 was derived from audited financial statements and does not include all disclosures contained in the 2000 Annual Report to Shareholders. The interim condensed consolidated financial statements should be read in conjunction with the Company's 2000 consolidated financial statements, including the notes thereto, included in the 2000 Annual Report to Shareholders. The reader should keep in mind that the results of operations for the interim periods shown in the accompanying condensed consolidated financial statements are not necessarily indicative of results for any future interim periods or the entire fiscal year.

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

Stock dividend:    On April 19, 2001, the Company declared a 5% stock dividend payable to its shareholders of record June 1, 2001. All shares and per share data in the accompanying condensed consolidated financial statement have been retroactively restated to reflect the stock dividend.

Reclassifications:    Certain amounts in 2000 have been reclassified to conform with the 2001 presentation.

PREMIERWEST BANCORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

June 30, 2001

2.          INVESTMENT SECURITIES AVAILABLE-FOR-SALE

Investment securities available-for-sale at June 30, 2001 and December 31, 2000 consisted of the following:

	2001
(Dollars in 000's)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
U.S. agency securities	$ 23,155	$ 195	$ (7)	$ 23,343
Collateralized mortgage obligations and mortgage-backed securities	21,778	117	(42)	21,853
Obligations of states and political subdivisions	20,519	236	(116)	20,639
Corporate securities	3,003	17	--	3,020
Equity securities	283	--	--	283
Total	$ 68,738 =========	$ 565 =========	$ (165 ========= )	$ 69,138 =========
	2000
(Dollars in 000's)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
U.S. agency securities	$ 41,531	$ 27	$ (404)	$ 41,154
Collateralized mortgage obligations and mortgage-backed securities	17,198	52	(167)	17,083
Obligations of states and political subdivisions	15,176	84	(189)	15,071
Equity securities	326	--	--	326
Total	$ 74,231 =========	$ 163 =========	$ (760 ========= )	$ 73,634 =========

At June 30, 2001, approximately $34 million in investment securities available-for-sale were pledged to secure public deposits and nonpublic deposits and borrowings.

3.          LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio at June 30, 2001 and December 31, 2000 was as follows:

(Dollars in 000's)	2001	2000
Commercial	$ 76,494	$ 37,878
Real estate - construction	56,355	48,039
Real estate - other	160,006	114,902
Consumer installment	30,751	30,675
Other	2,623	5,478
	326,227	236,972
Allowance for loan losses	(4,466)	(3,476))
Deferred loan fees	(693)	(586)
Loans - net	$ 321,070 =========	$ 232,910 =========

Impaired loans, on which the accrual of interest had been discontinued, were approximately $4.0 million at June 30, 2001 and $4.8 million at December 31, 2000.

PREMIERWEST BANCORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

June 30, 2001

A summary of changes in the allowance for loan losses for the six months ended June 30, 2001 and 2000 were as follows:

(Dollars in 000's)	2001	2000
Balance - Beginning of the period	$ 3,476	$ 3,075
Loans charged-off	(77)	(402)
Loan recoveries	36	74
Loan loss provision	355	379
Allowance for loan losses acquired from Timberline	676	--
Balance - End of the period	$ 4,466 =========	$ 3,126 =========

4.          LINE OF CREDIT AND OTHER BORROWINGS

The Company has a line of credit with Federal Home Loan Bank of Seattle (FHLB) up to approximately $50 million as of June 30, 2001. This line of credit is secured by restricted FHLB stock owned by the Company and is limited to 15% of the Bank's total assets and by the amount of FHLB stock held by the Bank. Interest and principal payments are due monthly on any outstanding borrowings. As of June 30, 2001 and December 31, 2000, the Company had no draws on short-term advances from FHLB under the line of credit. The Company has also borrowed long-term funds from the FHLB against this line of credit, aggregating approximately $5.89 million and $6.67 million as of June 30, 2001 and December 31, 2000, respectively. As of June 30, 2001, $4.9 million is due August 28, 2008, and the remaining $990,000 is due at various times through February 2014. The Company is making monthly principal payments of approximately $60,000 plus interest at rates of 5.82% to 7.75%.

Borrowings of approximately $7.7 million and $6.2 million at June 30, 2001 and December 31, 2000, relate to repurchase agreements used for customer overnight sweep accounts. The cost of these funds at June 30, 2001 is an average annual rate of interest of approximately 3.45%. Certain investment securities, as required, have been pledged as collateral to fully secure the long-term debt and the repurchase agreements.

Additionally, as of June 30, 2001 the Company has approximately $25 million in available borrowings through lines of credit with certain correspondent banks and through the Federal Reserve Bank's discount window.

5.          COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve various levels and elements of credit and interest rate risk in excess of the amount recognized in the accompanying condensed consolidated financial statements. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. As of June 30, 2001, the Company has $40 million of commitments to extend credit to customers and $2 million of standby letters of credit.

6.          EARNINGS PER SHARE

The Company's basic earnings (loss) per common share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. The Company's diluted earnings (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding plus dilutive common shares related to stock options. The weighted average number of common shares outstanding for basic earnings (loss) per share computations were approximately 10.488 million and 9.762 million for the three-month and six-month periods ended June 30, 2001 and approximately 8.715 million for each of the three-month and six-month periods ended June 30, 2000. Dilutive common shares related to stock options were approximately 93,000 for each of the three-month and six-month periods ended June 30, 2001, and approximately 312,000 for the three-month period ended June 30, 2000, respectively.

PREMIERWEST BANCORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

June 30, 2001

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

SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The statement is effective for recognition and reclassification of collateral for fiscal years ending after December 15, 2000. The adoption of SFAS No. 140 did not have a material effect on the Company's financial position or results of operation.

In July 2001, FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." These statements make significant changes to the accounting for business combinations and goodwill. SFAS No. 141 eliminates the pooling-of-interests method of accounting and requires that the purchase method of accounting be used for business combinations initiated after June 30, 2001. SFAS No. 142 discontinues the practice of amortizing goodwill and requires that goodwill be continually evaluated for impairment and be written-down when appropriate. Other intangible assets with a determinable useful life will continue to be amortized over future periods. Goodwill previously recorded by the Company will be affected upon adoption of SFAS No. 142 on January 1, 2002. Application of the non-amortization provisions of the statement will eliminate the Company's future amortization of goodwill. In addition, during 2002, the Company will perform the first of the required impairment tests of goodwill. However, management has not yet determined what the effect of these impairment tests will be on the Company's consolidated results of operations and financial position.

8.          ACQUISITION OF TIMBERLINE BANSCHARES, INC.

On April 16, 2001, the Company completed the acquisition of Timberline Bancshares, Inc. and its wholly owned subsidiary, Timberline Community Bank (Timberline). The Company issued 1,757,775 shares of its common stock valued at $7,995,000 and $5,595,000 in cash to shareholders in connection with the acquisition. The acquisition is being accounted for, using the purchase method of accounting. Accordingly, the assets and liabilities of Timberline have been recorded by the Company at their respective estimated fair values at the time of the completion of the transaction and the results of Timberline have been included with those of the Company since the date of the acquisition. The excess of the Company's purchase price over the estimated net fair value of the assets acquired and liabilities assumed, including identifiable intangible assets, is reported as goodwill and is being amortized on a straight-line basis over 20 years.

The estimated fair values of net assets acquired at the acquisition date are summarized as follows:

(Dollars in 000's) Cash and due from banks		$ 4,614
Federal funds sold		19,700
Investment securities		10,159
Loans, net of allowance for loan losses		56,270
Property and equipment		2,847
Other assets		8,838
Total Assets		$ 102,428
Deposits		$ 87,454
Other liabilities		783
		$ 88,237
Purchase price: PremierWest Common Stock	$ 7,995
Cash payments	5,595
Costs of acquisition	601	$ 14,191 =========

PREMIERWEST BANCORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

June 30, 2001

The following pro forma information presents the Company’s consolidated results of operations as if the acquisition of Timberline had occurred at the beginning of each of the periods presented below. The pro forma information does not purport to be indicative of the actual results of operations that would have occurred had the transactions taken place at the beginning of the periods presented or of future result of operations.

8.          ACQUISITION OF TIMBERLINE BANSCHARES, INC. (continued)

(Dollars in 000's, except earnings per share)	Six-months ended June 30,
	2001	2000
Total interest and non-interest income	$ 18,707	$ 17,010
Net income	$ 1,378	$ 698
Basic earnings per common share	$ 0.13	$ 0.07
Diluted earnings per common share	$ 0.13	$ 0.07

Note:    Earnings per share data have been adjusted for a 5% stock dividend declared April 19, 2001

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

On April 16, 2001, the Company completed the acquisition of Timberline Bancshares, Inc. and its wholly owned subsidiary, Timberline Community Bank (Timberline). The Company issued 1,757,775 shares of its common stock valued at $7,995,000 and $5,595,000 in cash to Timberline shareholders in connection with the acquisition. The acquisition is being accounted for, using the purchase method of accounting. Accordingly, the assets and liabilities of Timberline have been recorded by the Company at their respective estimated fair values at the time of the completion of the acquisition and the results of Timberline have been included with those of the Company since the date of the acquisition. The unidentified intangible assets related to the excess of the Company's purchase price over the estimated net fair value of the assets acquired and liabilities assumed is reported as goodwill and is being amortized over a useful life of 20 years. The financial statement data for the periods presented are not comparable as a result of the acquisition of Timberline using the purchase method of accounting.

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

FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000

The Company had net income of $600,000 for the three months ended June 30, 2001 which was an increase of $836,000 (or 254%) compared to the same period in 2000. This increase is due mainly to a $803,000 increase in net interest income and $357,000 increase in non-interest income offset by an increase of $212,000 in non-interest expense over the comparative three-month period ended June 30,2000.

The following table presents information regarding yields on interest-earning assets, expense on interest-bearing liabilities, net interest spread, net yields on average interest-earning assets, return on average assets and return on average equity for the periods indicated (dollars in thousands):

Analysis for the three-month periods ended June 30, 2001 and 2000	2001	2000	Increase (Decrease)	% Change
Average interest-earning assets	$ 397,290	$ 277,700	$ 119,950	43.1%
Average interest-bearing liabilities	$ 411,865	$ 296,600	$ 115,265	38.9%
Average total assets	$ 455,245	$ 328,700	$ 126,545	38.5%
Average equity	$ 37,500	$ 29,500	$ 8,000	27.1%
Average yield earned	8.18%	9.33%	-1.2%	-12.4%
Average rate paid	3.54%	3.78%	0.2%	-6.1%
Net interest spread	4.63% =========	5.55% =========	-0.9% =========	-16.6%
Net interest income to average interest-earning assets	4.50%	5.30%	-0.8%	-15.0%
Return on average assets, before merger costs	0.57%	-0.29%	0.9%	298.3%
Return on average equity, before merger costs	6.95%	-3.22%	10.2%	316.1%
Efficiency ratio, before merger costs	77.94%	96.47%	-18.5%	-19.2%

NET INTEREST INCOME. Net interest income before the loan loss provision increased $803,000 for the three-month period ended June 30, 2001 over the same period in 2000. Of this increase, $500,000 was contributed from the Timberline operations since its acquisition. The remaining increase was mainly due to an increase in the volume of loans offset by a decrease in overall yields. The Company’s volume of interest-earning assets increased approximately $76 million during the three months ended June 30, 2001 as compared to the corresponding period in 2000. Average earning assets of $63 million relates to the acquired Timberline operations. Though the Company’s cost of funds decreased to 3.79%, the volume of its interest-bearing liabilities increased $115 million ($77 million relating to the acquired Timberline operations) during the three months ended June 30, 2001 as compared to the corresponding period in 2000. As a result, the Company’s interest rate margin decreased by 80 basis points resulting in a 15% decrease in net interest margin.

LOAN LOSS PROVISION. The loan loss provision during the three-month periods ended June 30, 2001 and 2000, was $193,000. The Company had net charge-offs of $33,000 during the three-month period ended June 30, 2001, compared to net charge-offs of $112,000 for the corresponding period in 2000. Additions to the loan loss provision have maintained the allowance for loan losses at $4.5 million as of June 30, 2001, compared to $3.1 million as of June 30, 2000. Of the increase in the allowance for loan losses, $676,000 relates to loans of $57 million acquired in the Timberline transaction. The remaining increase in the allowance for loan losses is primarily related to the increase in loans in addition to specific and inherent losses in the loan portfolio. The Company’s ratio of allowance for loan losses to total loans was 1.37% at June 30, 2001, compared to 1.46% at June 30, 2000. Non-performing assets (defined as loans on non-accrual status, 90 days or more past due, and other real estate owned) either specifically reserved or adequately collateralized were $6.9 million and $3.8 million at June 30, 2001 and 2000, respectively.

NON-INTEREST INCOME. Non-interest income increased 60% to $951,000for the three months ended June 30, 2001, as compared to $594,000 for the same period in 2000. Of this increase, $109,000 relates to the acquired Timberline operations and $248,000 relates primarily to the increase in mortgage brokerage fees.

NON-INTEREST EXPENSE. Non-interest expense increased $212,000 for the three months ended June 30, 2001 as compared to the corresponding period in 2000. Salaries and employee benefits increased $778,000 ($356,000 relates to the Timberline operations) as a result of higher costs associated with recruiting and hiring and profit sharing expenses during the three months ended June 30, 2001 as compared to the corresponding period in 2000. Professional fees (not included in the $883,000 merger costs) increased by $48,000 due to costs associated with the Douglas National Bank merger in progress during the first quarter of 2000. Occupancy and equipment expenses increased a total of $270,000 ($98,000 relates to the Timberline operations) for the three months ended March 31, 2001, as compared to the same period in 2000. This increase was attributed to higher costs associated with building maintenance and repairs. Advertising costs decreased $47,000 compared to the prior period since deposit-marketing programs were not warranted with increased deposit levels. Other non-interest expense decreased by $50,000 due to various factors including cost savings associated with the Douglas National Bank merger. During the three months ended June 30, 2001, the Company amortized $96,000 in goodwill, such charges of which were not incurred during the three-month period ended June 30, 2000. However, during the second quarter of 2000, the Company charged to expense $883,000 in costs related to the Douglas National Bank merger completed in May 2000.

FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

Net income was $1,250,000 for the six months ended June 30, 2001, which was greater by $864,000 as compared to the same period in 2000. Goodwill amortization of $96,000 was charged to earnings for the six months ended June 30, 2001 compared to no amortization charges during the six months ended June 30, 2000. During the second quarter of 2000, net income for the six-month period ended June 30, 2000 includes one-time merger and data conversion costs of $883,000.

The following table presents information regarding yields on interest-earning assets, expense on interest-bearing liabilities, net interest spread, net yields on average interest-earning assets, return on average assets and return on average equity for the periods indicated (dollars in thousands):

Analysis for the six-month periods ended June 30, 2001 and 2000	2001	2000	Increase (Decrease)	% Change
Average interest-earning assets	$ 355,937	$ 280,246	$ 75,691	27.0%
Average interest-bearing liabilities	$ 359,461	$ 282,600	$ 76,861	27.2%
Average total assets	$ 396,404	$ 311,600	$ 84,804	27.2%
Average equity	$ 36,000	$ 29,100	$ 6,900	23.7%
Average yield earned	8.47%	8.86%	-0.4%	-4.4%
Average rate paid	3.79%	3.65%	0.1%	3.9%
Net interest spread	4.68% =========	5.21% =========	-0.5% =========	-10.2%
Net interest income to average interest-earning assets	4.64%	5.18%	-0.5%	-10.4%
Return on average assets, before merger costs	0.66%	0.25%	0.4%	165.5%
Return on average equity, before merger costs	7.28%	2.67%	4.6%	173.0%
Efficiency ratio, before merger costs	76.34%	84.20%	-7.9%	-9.3%

NET INTEREST INCOME.     During the six months ended June 30, 2001, net interest income increased by $973,000, ($500,000 contributed by the Timberline operations), as compared to the same period in 2000.

Other than the increase contributed by the Timberline operations, this increase was primarily due to an increase in the volume of loans offset by a 12.4% decrease in related yields. There was also an increase in the volume of interest-bearing deposits. During the six-month period ended June 30, 2001, the volume of average loans increased by approximately $76 million, while overall yields decreased approximately 39 basis points as compared to the corresponding period in the prior year. There was also an increase of $77 million in the volume of interest-bearing liabilities, excluding Timberline, while at the same time a 10 basis point increase in rates paid, negatively impacting the Company's net interest margin by 54 basis points.

LOAN LOSS PROVISION. The loan loss provision during the six-month period ended June 30, 2001, was $355,000 as compared to $379,000 for the same period in 2000. The Company had net charge-offs of $41,000 during the six-month period ended June 30, 2001, compared to net charge-offs of $328,000 for 2000. The provision for loan losses was decreased by $24,000 during this period due mainly to the decrease in net charge-offs as a result of the impact of improved underwriting policies.

NON-INTEREST INCOME. Non-interest income increased by $649,000 ($109,000 relates to the Timberline operations) to $1.7 million for the six months ended June 30, 2001, as compared to $1 million for the same period in 2000. Most of the remaining increase relates to mortgage loan brokerage fees that were earned during the six months ended June 30, 2001.

NON-INTEREST EXPENSE. Non-interest expense increased to $7.6 million, including a $96,000 charge for goodwill amortization for the six months ended June 30, 2001, as compared to $6.9 million, including $883,000 of one-time merger and data conversion costs discussed above, for the same period in 2000. Salaries and employee benefits increased $1.1 million ($356,000 relating to the Timberline operations) with the increase in full-time employees supporting the high level of customer service and the greater volume of Company operations. Occupancy and equipment expenses increased $314,000 ($96,000 relates to the Timberline operations) for the six months ended June 30, 2001, as compared to the same period in 2000. This increase was attributed to costs associated with the new administration and loan production facility that opened in December 2000 and additional computer and phone equipment. While the size of the Company's operations expanded, costs in other non-interest expense have also increased though to a lesser degree. Management of the Company continually reviews areas to reduce duplication of operational processes in an effort to reduce other non-interest expenses.

INCOME TAXES. In accordance with provisions of the IRC and as discussed above, a significant portion of merger costs incurred during the six months ended June 30, 2000 were not deductible for income tax purposes. As a result, the Company's taxable income resulted in an estimated $535,000 (an effective tax rate of 58%) in federal and state income taxes for the six-month period ended June 30, 2000. This compares to an effective tax rate of 33% for the six-month period ended June 30, 2001.

FINANCIAL CONDITION. Total assets at June 30, 2001, increased to over $466 million since December 31, 2000, $97 million added with the acquisition of Timberline and $25 million due to growth in mainly the loan area. Growth of $87 million in deposits with the Timberline acquisition and $24 million in new customer growth added $110 million in total deposits to $407 million. With the liquidation of $28 million of callable U.S. agency securities during the fist six months of 2001, federal funds sold increased by $22 million helping to make available funds for future loans. With the acquisition of Timberline in April 2001, the Company added approximately $8 million to capital holding the Company's capital to assets ratio at 9.15%.

LIQUIDITY. Liquidity enables the Company to meet withdrawals of its deposits and borrowing needs of its loan customers. The Company maintains its liquidity position through maintenance of cash resources and the stability of its core deposit base. Liquidity significantly increased during this quarter. Excess cash was invested on a short-term basis into federal funds sold and interest-earning deposits with the FHLB. As of June 30, 2001, the Company had $26 million in federal funds sold.

A further source of liquidity is the Company's ability to borrow funds by maintaining a secured line-of-credit with the FHLB up to 15% of the Bank's total assets. As of June 30, 2001, $5.9 million had been advanced in long-term borrowings from the FHLB against the Company's credit line. Other borrowings of approximately $7.7 million relate to repurchase agreements for customer overnight sweep accounts. The cost of these funds is approximately 3.45%. The Company also has established secured credit lines of approximately $25 million through certain correspondent banks and the discount window with the Federal Reserve Bank of San Francisco.

At June 30, 2001, the Company had approximately $40 million in outstanding commitments to extend credit for newly approved loans and available funds for construction projects. Under the terms of such commitments, completion of specified project benchmarks must be certified before funds may be drawn. In addition, it is anticipated that a portion of other commitments will expire or terminate without funding. Management believes that the Company's available resources will be sufficient to fund these commitments in the normal course of business.

CAPITAL RESOURCES. Federal regulators require the calculation of risk-based capital. This is an analysis that weights balance sheet and off-balance sheet items for their inherent risk. It requires minimum standards for risk-based capital-by-capital tier. As a minimum requirement, total risk-based capital ratio should be at least 8.00%, Tier 1 capital ratio should be at least 4.00%, and a leverage capital ratio should be at least 4.00%. At June 30, 2001, PremierWest Bancorp's estimated regulatory capital ratios were as follows: total risk-based capital ratio of 11.26%, Tier 1 capital ratio of 10.04%, and a leverage capital ratio of 9.11%. The Company's capital ratios also approximate the capital ratios of PremierWest Bank, since most Company capital and assets include the capital and assets of PremierWest Bank. However, if the Company or PremierWest Bank were fully leveraged, further growth could be restricted to the level attainable through generation and retention of net income or the Company could seek additional capital from outside sources.

MARKET RISK. Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises principally from interest rate risk in its lending, deposit and borrowing activities. Management actively monitors and manages its interest rate risk exposure. Although the Company manages other risks, as in credit quality and liquidity risk, in the normal course of business, management considers interest rate risk to be a significant market risk, which could have the largest material effect on the Company's financial condition and results of operations. Other types of market risks, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities. The Company experienced a change in market risk at June 30, 2001 as compared to December 31, 2000. Prime rate adjusted by 275 basis points during the first quarter 2001 that caused a 53 basis point tightening of the Company's interest rate margin. The Company is adjusting its cost of deposits to correct its interest rate margin. Additional downward adjustments in the Prime interest rate will result in a further tightening of the Company's margins.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Please refer to the section above "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 14-16.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

Annual Shareholders' Meeting held June 20, 2001 to vote for the Directors of PremierWest Bancorp:

Directors	Yes	No	Abstain
John L. Anhorn	7,574,482	-0-	128,307
Don L. Hilton	7,676,064	-0-	26,725
James L. Patterson	7,569,864	-0-	132,925
Thomas Becker	7,644,378	-0-	58,411
Dennis N. Hoffbuhr	7,569,864	-0-	132,925
Pete Martini	7,661,456	-0-	41,333
John A. Duke	7,676,064	-0-	26,725
Patrick G. Huycke	7,671,074	-0-	31,715
Rickar D. Watkins	7,661,456	-0-	41,333
Quorum: Allowed shares to vote:	10,310,264
Responded:	7,702,789
Percent Responded:	74.70%

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a)	None
(b)

Reports on Form 8-K
April 16, 2001 - Press Release on Close of the Timberline Bancshares, Inc. acquisition
April 30, 2001 - Acquisition of Assets related to the purchase of Timberline Bancshares, Inc.
July 20, 2001 - Earnings Release dated July 18, 2001

SIGNATURES:    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: August 10, 2001

PREMIERWEST BANCORP

/s/ Bruce R. McKee
Bruce R. McKee
Chief Financial Officer

/s/ John L. Anhorn
John L. Anhorn
Chief Executive Officer