Form 10-Q
period 2001-09-30
PREMIERWEST BANCORP
filed 2001-11-14
CIK 1102287

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

/X/      Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001
                               --------------

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

Yes  /X/    No / /

     Indicate the number of shares  outstanding of each of the issuer's  classes of common stock, as of latest practicable date: 10,854,732 shares as of November
7, 2001.

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

                                    Form 10-Q
                                Table of Contents

Part I ......   FINANCIAL INFORMATION

Item 1  .....   Condensed Consolidated Financial Statements.......................................................................4

Item 2  .....   Management's Discussion and Analysis of Financial Condition and Results of Operations............................13

Part II .....   OTHER INFORMATION

Item 1  .....   Legal Proceedings................................................................................................17

Item 4  .....   Submission of Matters to a Vote of Securities Holders............................................................17

Item 6  .....   Exhibits and Reports on Form 8-K.................................................................................17

Signatures      .................................................................................................................17

PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      PREMIERWEST BANCORP AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                               (Dollars in 000's)
                                   (UNAUDITED)

                                                         September 30,     December 31,
                                                             2001             2000
                                                      -----------------   -----------
                                 ASSETS
                                 ------

CASH AND DUE FROM BANKS                               $           17,429  $           14,306
FEDERAL FUNDS SOLD AND INTEREST-BEARING DEPOSITS                  40,869               3,730
                                                      ------------------  ------------------
         Total cash and cash equivalents                          58,298              18,036
INVESTMENT SECURITIES AVAILABLE-FOR-SALE                          59,890              73,634
LOANS, NET OF ALLOWANCE FOR LOAN LOSSES                          332,164             232,910
FEDERAL HOME LOAN BANK STOCK                                       1,567               1,490
PREMISES AND EQUIPMENT, NET                                       17,544              11,172
ACCRUED INTEREST AND OTHER ASSETS                                 13,342               7,004
                                                      ------------------  ------------------

         TOTAL ASSETS                                 $          482,805  $          344,246
                                                      ==================  ==================

                  LIABILITIES AND SHAREHOLDERS' EQUITY
                  ------------------------------------

LIABILITIES:
DEPOSITS:
     Non-interest-bearing checking                   $           77,901  $           51,062
     Savings and interest-bearing demand                        181,825             125,398
     Time                                                       163,255             119,780
                                                     ------------------  ------------------
         Total deposits                                         422,981             296,240
   FEDERAL HOME LOAN BANK BORROWINGS                              5,725               6,672
   REPURCHASE AGREEMENTS                                          7,618               6,162
   EMPLOYEE STOCK OWNERSHIP PLAN NOTES PAYABLE                      217                 383
                                                     ------------------  ------------------
         Total borrowings                                        13,560              13,217
   OTHER LIABILITIES                                              2,434               2,347
                                                     ------------------  ------------------
         Total liabilities                                      438,975             311,804

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
   Preferred stock - no par value; 1,000,000
        shares authorized; none issued                                -                   -
   Common stock - no par value; 20,000,000
        shares authorized; and 10,854,732 and
        9,028,862 shares issued and outstanding
        in 2001 and 2000, respectively                           29,462              18,679
   Retained earnings                                             13,820              14,514
   Unearned Employee Stock Ownership Plan compensation             (217)               (383)
   Accumulated other comprehensive income (loss)                    765                (368)
                                                        ------------------  ----------------
         Total shareholders' equity                              43,830              32,442
                                                        ------------------  ----------------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $       482,805      $      344,246
                                                        ==================  ==================

                            See accompanying notes.

                      PREMIERWEST BANCORP AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
             (Dollars in 000's, Except for Earnings per Share Data)
                                   (UNAUDITED)

                                          FOR THE THREE MONTHS ENDED              FOR THE NINE MONTHS ENDED
                                     -------------------------------------  ---------------------------------
                                       September 30,        September 30,       September 30,      September 30,
                                           2001                 2000                2001               2000
                                     -----------------  ------------------  ------------------  ------------------

Interest income:
   Interest and fees on loans        $           7,326  $            5,527  $           19,777  $           15,133
   Interest-earning deposits                       274                 108                 755                 233
   Investment securities                           929               1,322               2,950               3,939
                                     -----------------  ------------------  ------------------  ------------------
         Total interest income                   8,529               6,957              23,482              19,305
Interest expense:
   Deposits                                      3,528               2,537               9,981               6,494
   Other borrowings                                151                 478                 460               1,651
                                     -----------------  ------------------  ------------------  ------------------
         Total interest expense                  3,679               3,015              10,441               8,145
                                     -----------------  ------------------  ------------------  ------------------
Net interest income                              4,850               3,942              13,041              11,160
Loan loss provision                                258                 215                 613                 594
                                     -----------------  ------------------  ------------------  ------------------
         Net interest income after
           loan loss provision                   4,592               3,727              12,428              10,566
Non-interest income                              1,076                 529               2,733               1,537
Non-interest expense:
   Salaries and employee benefits                2,738               1,600               7,178               4,932
   Professional fees                                30                  28                 280                 256
   Occupancy & equipment, net                      747                 379               2,081               1,399
   Advertising                                      75                  69                 225                 301
   Merger and data conversion costs                  -                  65                   -                 948
   Goodwill                                         92                   -                 188                   -
   Other                                         1,064                 929               2,408               2,160
                                     -----------------  ------------------  ------------------  ------------------
         Total non-interest expense              4,746               3,070              12,360               9,996
                                     -----------------  ------------------  ------------------  ------------------
Income before income taxes                         922               1,186               2,801               2,107
Provision for income taxes                         320                 380                 949                 915
                                     -----------------  ------------------  ------------------  ------------------

         Net income                  $             602  $              806  $            1,852  $            1,192
                                     =================  ==================  ==================  ==================

Earnings per common share:
   Basic                             $            0.06  $             0.09  $             0.18  $             0.14
                                     =================  ==================  ==================  ==================
   Diluted                           $            0.06  $             0.09  $             0.18  $             0.13
                                     =================  ==================  ==================  ==================

                             See accompanying notes

                      PREMIERWEST BANCORP AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                               (Dollars in 000's)
                                   (UNAUDITED)

                                                                                  Accumulated
                                                                     Unearned      other                           Total
                                 Comprehensive      Retained           ESOP       comprehensive      Common      shareholders'
                                     income         earnings      compensation    income (loss)      stock         equity
                                   ----------     -------------  ---------------- ---------------- ---------     -----------

BALANCE - JANUARY 1, 2000                         $      12,710  $        (604)  $      (1,800)    $  17,918     $     28,224

   Comprehensive income:
     Net income                    $       1,192          1,192              -               -             -            1,192
     Net change in unrealized loss
       on investment securities
       available-for-sale,
       net of taxes                          445              -              -             445             -              445
                                   -------------

         Comprehensive income      $       1,637
                                   =============

   ESOP compensation expense                                  -            166               -             -              166

   Stock options exercised                                    -              -               -           625              625
   Tax benefit of stock options
     exercised                                                -              -               -            32               32
                                                  -------------  -------------   -------------  -------------  --------------

BALANCE - September 30, 2000                      $      13,902  $        (438)  $      (1,355) $     18,575   $       30,684
                                                  =============  =============   =============  =============  ==============

BALANCE - JANUARY 1, 2001                         $      14,514  $        (383)  $        (368) $     18,679   $       32,442

   Comprehensive income:
     Net income                    $       1,852          1,852              -               -             -            1,852
     Net change in unrealized gains
       on investment securities
       available-for-sale
       (net of taxes),
       net of reclassification
       adjustment for gains included
       in the income statement
       of approximately $45(net of
       $23 in taxes)                       1,133              -              -           1,133             -            1,133
                                   -------------

         Comprehensive income      $       2,985
                                   =============

   Common stock issued to
     shareholders of Timberline
     Bancshares, Inc.                                         -              -               -         7,995            7,995
   Stock dividend paid (5%)                              (2,546)             -               -         2,546                -
   ESOP compensation expense                                  -            166               -            44              210
   Tax benefit of stock
     options exercised                                        -              -               -            71               71
   Stock options exercised                                    -              -               -           127              127
                                                  -------------  -------------   -------------  -------------  --------------

BALANCE - SEPTEMBER 30, 2001                      $      13,820  $        (217)  $         765  $     29,462   $       43,830
                                                  =============  =============   =============  =============  ==============

                             See accompanying notes

                      PREMIERWEST BANCORP AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Dollars in 000's)
                                   (UNAUDITED)

                                                                               FOR THE NINE MONTHS ENDED
                                                                       ---------------------------------
                                                                       September 30,          September 30,
                                                                              2001                2000
                                                                       ------------------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                          $            1,852  $            1,192
   Adjustments to reconcile net income to net cash provided
     by operating activities:
       Depreciation and amortization                                                1,074                 783
       Goodwill amortization                                                          188                   -
       Amortization of premiums (accretion of discounts)
        on investment securities, net                                                  42                  17
       Dividends on Federal Home Loan Bank stock                                      (77)               (186)
       Net securities gains                                                           (68)                  -
       Loan loss provision                                                            613                 594
       Loss on sale of other real estate                                              101                   -
       Recognition of deferred compensation relating to ESOP                          210                 166
       Increase in accrued interest and other assets                                 (282)               (304)
       (Decrease) increase in accrued interest and other liabilities                 (696)                282
                                                                       ------------------- ------------------
              Net cash provided by operating activities                             2,957               2,544

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of Federal Home Loan Bank
     and Federal Reserve Bank stock                                                     -               4,538
   Purchases of investment securities available-for-sale                          (22,342)                  -
   Proceeds from maturities and calls of investment
     securities available-for-sale                                                 47,404               4,403
   Loan originations, net                                                         (42,021)            (47,643)
   Proceeds from sale of property and equipment                                     1,332                   -
   Purchase of premises and equipment, net                                         (4,731)             (1,006)
   Acquired net assets of Timberline, net of cash and cash
     equivalents acquired of $19,714                                               17,835                   -
                                                                       ------------------  ------------------
              Net cash used by investing activities                                (2,523)            (39,708)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits                                                        39,287              46,138
   Net borrowings (repayments)                                                        343             (14,023)
   Proceeds from exercise of stock options                                            127                 657
                                                                       ------------------  ------------------
              Net cash provided by financing activities                            39,828              32,772
                                                                       ------------------  ------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   40,262              (4,392)

CASH AND CASH EQUIVALENTS - Beginning of the period                                18,036              20,868
                                                                       ------------------  ------------------

CASH AND CASH EQUIVALENTS - End of the period                          $           58,298  $           16,476
                                                                       ==================  ==================

                             See accompanying notes

                      PREMIERWEST BANCORP AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               September 30, 2001

1.   SUMMARY OF  ORGANIZATION,  BUSINESS  AND  SIGNIFICANT  ACCOUNTING  POLICIES
     ---------------------------------------------------------------------------

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

     On April  16,  2001,  PremierWest  Bancorp  completed  the  acquisition  of
     Timberline  Bancshares,  Inc. and its wholly owned  subsidiary,  Timberline
     Community Bank  (Timberline).  The  acquisition was accounted for using the purchase method of accounting.  Accordingly,  the assets and liabilities of
     Timberline  have been recorded by PremierWest  Bancorp at their  respective fair values at the time of the  completion of the merger and the results of
     Timberline  have been included with those of PremierWest  Bancorp since the date of the  acquisition.  The  financial  statement  data for the  periods presented are not  comparable as a result of the  acquisition of Timberline using the purchase method of accounting (see Note 8).

     PremierWest Bank,  including its subsidiaries,  serves Jackson,  Josephine,
     Douglas,  and  Klamath  counties of Southern  Oregon and  Siskiyou  County,
     California.

     BASIS OF  PRESENTATION:  The condensed  consolidated  financial  statements
     include  the  accounts  of   PremierWest   Bancorp  and  its  wholly  owned
     subsidiaries, PremierWest Bank, PremierWest Investment Services and Premier
     Finance Company,  hereafter  referred to as "the Company".  All significant
     intercompany   accounts   and   transactions   have  been   eliminated   in
     consolidation.

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

     RECLASSIFICATION: Certain amounts in 2000 have been reclassified to conform with the 2001 presentation.

2.   INVESTMENT SECURITIES AVAILABLE-FOR-SALE
     ----------------------------------------

     Investment securities available-for-sale at September 30, 2001 and December
     31, 2000 consisted of the following:

                                                                                             2001
                                                                 ------------------------------------------------------------
                                                                                     Gross          Gross          Estimated
                                                                  Amortized        unrealized      unrealized        fair
(Dollars in 000's)                                                  cost            gains          losses           value
                                                                 -------------   -------------  -------------  --------------
U.S. agency securities                                           $      26,356   $         606  $           -  $       26,962
Collateralized mortgage obligations
           and mortgage-backed securities                               12,724             270             (4)         12,990
Obligations of states and
           political subdivisions                                       15,720             326             (1)         16,045
Corporate securities                                                     3,003              41              -           3,044
Equity securities                                                          849               -              -             849
                                                                 -------------   -------------  -------------  --------------
           Total                                                 $      58,652   $       1,243  $          (5) $       59,890
                                                                 =============   =============  =============  ==============

                                                                                             2000
                                                                 ------------------------------------------------------------
                                                                                     Gross          Gross          Estimated
                                                                  Amortized        unrealized      unrealized        fair
(Dollars in 000's)                                                  cost            gains          losses           value
                                                                 -------------   -------------  -------------  --------------
U.S. agency securities                                           $      41,531   $          27  $        (404)    $    41,154
Collateralized mortgage obligations
           and mortgage-backed securities                               17,198              52           (167)         17,083
Obligations of states and
           political subdivisions                                       15,176              84           (189)         15,071
Equity securities                                                          326               -              -             326
                                                                 -------------   -------------  -------------     -----------
           Total                                                 $      74,231   $         163  $        (760)    $    73,634
                                                                 =============   =============  =============     ===========

     At September 30, 2001,  approximately $37 million in investment  securities available-for-sale  were pledged to secure  public  deposits and  nonpublic deposits and borrowings.

3.   LOANS AND ALLOWANCE FOR LOAN LOSSES
     -----------------------------------

     The  composition  of the loan  portfolio at September 30, 2001 and December
     31, 2000 was as follows:

       (Dollars in 000's)                               2001                2000
                                                  ----------           ---------
       Commercial                                   $ 73,588             $37,878
       Real estate - construction                     57,096              48,039
       Real estate - other                           170,652              11,902
       Consumer installment                           33,279              30,575
       Other                                           2,776               5,478
                                                  ----------          ----------
                                                     337,491             236,972
       Allowance for loan losses                      (4,617)             (3,476)
       Deferred loan fees                               (710)               (586)
                                                  ----------          ----------
          Loans - net                               $332,164           $ 232,910
                                                  ==========          ==========

     Impaired  loans,  on which the accrual of interest  had been  discontinued, were  approximately  $4.0 million at September 30, 2001 and $4.8 million at
     December 31, 2000.

     A summary of changes in the  allowance  for loan losses for the nine months ended September 30, 2001 and 2000 were as follows:

       (Dollars in 000's)                                    2001           2000
                                                         ----------      -------
       Balance - Beginning of the period                 $  3,476        $  3,075
       Loans charged-off                                     (199)           (404)
       Loan recoveries                                         51              89
       Loan loss provision                                    613             594
       Allowance for loan losses acquired from Timberline     676               -
                                                         --------        --------
       Balance - End of the period                      $   4,617        $  3,354
                                                       ==========        ========

4.   LINE OF CREDIT AND OTHER BORROWINGS
     -----------------------------------

     The Company has a line of credit  available  with Federal Home Loan Bank of
     Seattle  (FHLB) for up to  approximately  $50 million as of  September  30,
     2001.  This line of credit is secured by restricted FHLB stock owned by the
     Company and is limited to 15% of the Bank's  total assets and by the amount of FHLB stock held by the Bank.  Interest  and  principal  payments are due monthly  on any  outstanding  borrowings.  As of  September  30,  2001  and
     December 31, 2000,  the Company had no draws on  short-term  advances  from
     FHLB under the line of credit.  The  Company  has also  borrowed  long-term funds from the FHLB against this line of credit,  aggregating approximately
     $5.7  million and $6.7  million as of  September  30, 2001 and December 31,
     2000,  respectively.  As of September 30, 2001,  $4.9 million is due August
     28,  2008,  and the  remaining  $800,000  is due at various  times  through
     February  2014.  The  Company  is  making  monthly  principal  payments  of approximately $60,000 plus interest at rates of 5.82% to 7.75%.

     Borrowings of approximately  $7.6 million and $6.2 million at September 30,
     2001 and  December  31,  2000,  relate to  repurchase  agreements  used for customer overnight sweep accounts. The cost of these funds at September 30,
     2001 is an average annual rate of interest of approximately  2.71%. Certain investment  securities,  as required,  have been pledged as  collateral  to fully secure the long-term debt and the repurchase agreements.

     Additionally,  as of September 30, 2001 the Company has  approximately  $25 million  in  available  borrowings  through  lines of credit  with  certain correspondent banks and through the Federal Reserve Bank's discount window.

5.   COMMITMENTS AND CONTINGENCIES
     -----------------------------

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
     As of September  30, 2001,  the Company has $39 million of  commitments  to extend credit to customers and $2 million of standby letters of credit.

6.   EARNINGS PER SHARE
     ------------------

     The Company's  basic earnings per common share are computed by dividing net income by the weighted average number of common shares  outstanding  during the period.  The Company's diluted earnings per common share is computed by dividing  net  income  by the  weighted-average  number  of  common  shares outstanding plus dilutive common shares related to stock options.

         Three-months ended September 30, 2001 and 2000:       2001         2000
                                                               ----         ----
       Weighted average number of common shares:
       Basic earnings per share                             10,855,000    8,820,000
       Diluted earnings per share                           10,934,000    9,104,000

         Nine-months ended September 30, 2001 and 2000:

       Weighted average number of common shares:
       Basic earnings per share                             10,131,000    8,820,000
       Diluted earnings per share                           10,210,000    9,098,000

7.   ADOPTION OF NEW ACCOUNTING STANDARDS
     ------------------------------------

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

7.   ADOPTION OF NEW ACCOUNTING STANDARDS (continued)
     ------------------------------------------------

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

8.   ACQUISITION OF TIMBERLINE BANSCHARES, INC.
     ------------------------------------------

     On April 16, 2001,  the Company  completed  the  acquisition  of Timberline
     Bancshares, Inc. and its wholly owned subsidiary, Timberline Community Bank
     (Timberline).  The  Company  issued  1,757,775  shares of its common  stock valued at $7,995,000 and $5,595,000 in cash to  shareholders  in connection with the acquisition. The acquisition was accounted for, using the purchase method of accounting. Accordingly, the assets and liabilities of Timberline have been recorded by the Company at their respective estimated fair values at the  time  of the  completion  of the  transaction  and the  results  of
     Timberline  have been  included with those of the Company since the date of the  acquisition.  The  excess of the  Company's  purchase  price  over the estimated net fair value of the assets  acquired and  liabilities  assumed, including  identifiable  intangible  assets, is reported as goodwill and is being amortized on a straight-line basis over 20 years.

     The estimated fair values of net assets  acquired at the  acquisition  date are summarized as follows:

       (Dollars in 000's)
       Cash and due from banks                                         $     4,614
       Federal funds sold                                                   19,700
       Investment securities                                                10,159
       Loans, net of allowance for loan losses                              56,270
       Property and equipment                                                2,847
       Other assets                                                          8,838
                                                                       -----------
       Total Assets                                                        102,428
                                                                       -----------
       Deposits                                                             87,454
       Other liabilities                                                       783
                                                                       -----------
                                                                            88,237
                                                                       -----------
       Purchase price:
                       PremierWest Common Stock        $     7,995
                       Cash payments                         5,595
                       Costs of acquisition                    601     $    14,191
                                                       -----------     ===========

     The following  pro forma  information  presents the Company's  consolidated results of operations as if the  acquisition  of Timberline had occurred at the  beginning  of each  of the  periods  presented  below.  The pro  forma information  does not  purport to be  indicative  of the actual  results of operations that would have occurred had the transactions taken place at the beginning of the periods presented or of future result of operations.

8.   ACQUISITION OF TIMBERLINE BANSCHARES, INC. (continued)
     ------------------------------------------------------

(Dollars in 000's, except earnings per share)      Nine-months ended September 30,
                                              ------------------------------------
                                                     2001                  2000
                                              -------------------    ------------
Total interest and non-interest income            $   28,312           $   26,394
Net income                                        $    1,980           $    1,817

Basic earnings per common share                   $     0.20           $     0.17
Diluted earnings per common share                 $     0.19           $     0.17

          Note: Earnings per share data has been retroactively adjusted for a 5%
          stock dividend declared April 19, 2001.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

HIGHLIGHTS
----------

As discussed in the notes  accompanying  the  condensed  consolidated  financial statements included in this report,  effective May 8, 2000,  PremierWest Bancorp and its subsidiaries (hereafter also referred to as "the Company") consummated a merger as a  pooling-of-interests.  The  merger  was  between  Bank of  Southern
Oregon,  which changed its name to PremierWest  Bank, and United Bancorp and its wholly owned  subsidiary,  Douglas National Bank.  Accordingly,  information and data included in the accompanying  condensed  consolidated  financial statements and related  notes,  and  Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations  have been combined as though the merger had been consummated as of the earliest period financial information is presented.

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
------------------------------------------------------

The Company had net income of $602,000 for the three months ended  September 30,
2001,  which was a decrease of $204,000 (or 25%)  compared to the same period in
2000. This decrease is due mainly to a $908,000  increase in net interest income and $547,000 increase in non-interest income offset by an increase of $1,676,000 in non-interest expense over the comparative  three-month period ended September
30,2000.

The following table presents  information  regarding yields on  interest-earning assets, expense on interest-bearing liabilities, net interest spread, net yields on  average  interest-earning  assets,  return on  average  assets and return on average equity for the periods indicated (dollars in thousands):

Analysis for the three-month period ended                                               Increase
September 30, 2001 and 2000                                2001           2000         (Decrease)       %Change
---------------------------                           -------------   -------------  -------------  -----------
Average interest-earning assets                       $     421,392   $     304,534  $     116,858        38.4%
Average interest-bearing liabilities                        428,265         253,060        175,206        69.2%
Average total assets                                        472,093         328,144        144,301        44.0%
Average equity                                               43,232          29,978         13,254        44.2%

Average yield earned                                          8.03%           9.09%          -1.1%       -11.6%
Average rate paid                                             3.41%           4.74%          -1.3%       -28.1%
                                                      -------------   -------------  -------------
Net interest spread                                           4.62%           4.35%           0.3%         6.9%
                                                      =============   =============  =============
Net interest income to average
     interest-earning assets                                  4.57%           5.15%          -0.6%       -11.7%
Return on average assets, before non-operating costs          0.58%           1.06%          -0.5%       -47.2%
Return on average equity, before non-operating costs          6.37%          11.56%          -5.2%       -44.9%
Efficiency ratio, before non-operating costs                 78.54%          67.21%          11.3%        16.8%

Note:  Non-operating costs include goodwill and merger charges.

NET  INTEREST  INCOME.  Net  interest  income  before  the loan  loss  provision increased  $908,000 for the three-month period ended September 30, 2001 over the same  period  in 2000.  Of this  increase,  $500,000  was  contributed  from the
Timberline  operations since its acquisition.  The remaining increase was mainly due to an  increase  in the  volume of loans  offset by a  decrease  in  overall yields. The Company's volume of interest-earning  assets increased approximately
$122 million during the three months ended September 30, 2001 as compared to the corresponding  period in 2000.  Average earning assets of $63 million relates to the acquired Timberline operations. Though the Company's cost of funds decreased to 3.41%, the volume of its interest-bearing  liabilities increased $122 million
($77 million relating to the acquired  Timberline  operations)  during the three months ended September 30, 2001 as compared to the corresponding period in 2000.
As a result,  the Company's  interest  rate margin  decreased by 58 basis points resulting in a 12% decrease in net interest margin.

LOAN LOSS  PROVISION.  The loan loss provision  during the  three-month  periods ended  September 30, 2001 was $258,000  compared to $215,000 for the three-month period ended  September 30, 2000.  The Company had net  charge-offs  of $107,000 during  the  three-month  period  ended  September  30,  2001,  compared  to net charge-offs of $112,000 for the corresponding  period in 2000.  Additions to the loan loss  provision  have  maintained  the  allowance  for loan  losses at $4.6 million as of September  30, 2001,  compared to $3.1 million as of September 30,
2000.  Of the increase in the  allowance  for loan losses,  $676,000  relates to loans of $57  million  acquired in the  Timberline  transaction.  The  remaining increase in the allowance  for loan losses is primarily  related to specific and inherent losses in the loan portfolio. The Company's ratio of allowance for loan losses to total  loans was 1.37% at  September  30,  2001,  compared to 1.52% at
September  30,  2000.  Non-performing  assets  (defined as loans on  non-accrual status,  90  days or  more  past  due,  and  other  real  estate  owned)  either specifically  reserved or adequately  collateralized  were $6.1 million and $4.3 million at September 30, 2001 and 2000, respectively.

NON-INTEREST  INCOME.  Non-interest  income increased 103% to $1,076,000 for the three months  ended  September  30,  2001,  as compared to $529,000 for the same period in 2000. Of this increase,  $130,000  relates to the acquired  Timberline operations,  $560,000  relates to an increase in mortgage  brokerage  fees,  and
$148,000 relates to investment services.

NON-INTEREST  EXPENSE.  Non-interest  expense increased $1,676,000 for the three months ended September 30, 2001 as compared to the corresponding period in 2000.
Salaries and employee  benefits  increased  $1,138,000  ($512,000 relates to the
Timberline  operations) as a result of higher costs  associated  with recruiting and hiring and profit sharing  expenses  during the three months ended September
30,  2001 as  compared  to the  corresponding  period  in  2000.  Occupancy  and equipment  expenses  increased  a total of  $368,000  ($142,000  relates  to the
Timberline  operations)  for the three  months  ended  September  30,  2001,  as compared to the same period in 2000.  This  increase  was  attributed  to higher costs  associated  with building  maintenance  and repairs.  Other  non-interest expense increased by $168,000 due to the Company's increase in operations offset by cost savings  associated with the acquisition of two community banks.  During the three months ended  September  30, 2001,  the Company  amortized  $92,000 in goodwill,  such charges of which were not incurred during the three-month period ended  September  30,  2000.  However,  during the second  quarter of 2000,  the
Company charged to expense $65,000 in costs related to the Douglas National Bank merger completed in May 2000.

FOR THE NINE MONTHS ENDED September 30, 2001 AND 2000
-----------------------------------------------------

Net income was  $1,852,000 for the nine months ended  September 30, 2001,  which was  greater  by  $660,000  as  compared  to the same  period in 2000.  Goodwill amortization  of  $188,000  was charged to  earnings  for the nine months  ended
September 30, 2001 compared to no  amortization  charges  during the nine months ended September 30, 2000.  During the second quarter of 2000, net income for the nine-month  period ended  September 30, 2000 includes  one-time  merger and data conversion costs of $948,000.

The following table presents  information  regarding yields on  interest-earning assets, expense on interest-bearing liabilities, net interest spread, net yields on  average  interest-earning  assets,  return on  average  assets and return on average equity for the periods indicated (dollars in thousands):

Analysis for the nine-month periods ended                                                          Increase
September 30, 2001 and 2000                                           2001           2000         (Decrease)       %Change
---------------------------                                      -------------   -------------  -------------  -----------

Average interest-earning assets                                  $     377,755   $     293,690  $      84,065        28.6%
Average interest-bearing liabilities                                   382,396         243,827        138,569        56.8%
Average total assets                                                   421,634         319,615        102,019        31.9%
Average equity                                                          38,411          29,459          8,952        30.4%

Average yield earned                                                     8.31%           8.78%          -0.5%        -5.3%
Average rate paid                                                        3.65%           4.46%          -0.8%       -18.2%
                                                                 -------------   -------------  -------------
Net interest spread                                                      4.66%           4.32%           0.3%         7.9%
                                                                 =============   =============  =============

Analysis for the nine-month periods ended                                                          Increase
September 30, 2001 and 2000                                           2001           2000         (Decrease)       %Change
---------------------------                                      -------------   -------------  -------------  -----------
Net interest income to average
     interest-earning assets                                             4.62%           5.08%          -0.5%        -9.1%
Return on average assets, before non-operating costs                     0.65%           0.89%          -0.2%       -27.7%
Return on average equity, before non-operating costs                     7.10%           9.70%          -2.6%       -26.8%
Efficiency ratio, before non-operating costs                            77.16%          71.26%           5.9%         8.3%

Note:  Non-operating costs include goodwill and merger charges.

NET INTEREST  INCOME.  During the nine months  ended  September  30,  2001,  net interest income increased by $1,881,000, ($993,000 contributed by the Timberline operations), as compared to the same period in 2000.

Other than the increase contributed by the Timberline operations,  this increase was  primarily  due to an  increase  in the  volume  of loans  offset  by a 5.3%
decrease  in  related  yields.  There  was also an  increase  in the  volume  of interest-bearing  deposits.  During the  nine-month  period ended  September 30,
2001, the volume of average loans increased by approximately $81 million,  while overall  yields  decreased  approximately  50 basis  points as  compared  to the corresponding  period  in the prior  year.  There  was also an  increase  of $95 million in the volume of  interest-bearing  liabilities,  including  Timberline, while at the same  time a 81 basis  point  decrease  in rates  paid,  negatively impacting the Company's net interest margin by 46 basis points.

LOAN LOSS PROVISION.  The loan loss provision during the nine-month period ended
September 30, 2001,  was $613,000 as compared to $594,000 for the same period in
2000. The Company had net charge-offs of $148,000  during the nine-month  period ended September 30, 2001,  compared to net charge-offs of $315,000 for 2000. The provision  for loan losses was  increased  by $19,000  during this period due to specific and inherent losses in the loan portfolio.

NON-INTEREST  INCOME.  Non-interest  income  increased by  $1,196,000  ($239,000 relates to the Timberline  operations) to $2.7 million for the nine months ended
September  30,  2001,  as compared to $1.5  million for the same period in 2000.
Most of the remaining increase relates to mortgage loan brokerage fees that were earned during the nine months ended September 30, 2001.

NON-INTEREST EXPENSE.  Non-interest expense increased to 12 million, including a
$188,000  charge for goodwill  amortization  for the nine months ended September
30, 2001, as compared to $10 million,  including $948,000 of one-time merger and data conversion costs discussed above, for the same period in 2000. Salaries and employee benefits  increased $2.2 million  ($698,000  relating to the Timberline operations)  with the increase in full-time  employees  supporting  the level of customer  service and the greater  volume of Company  operations.  Occupancy and equipment  expenses  increased  $682,000  ($188,000  relates  to the  Timberline operations)  for the nine months ended  September  30, 2001,  as compared to the same period in 2000.  This increase was attributed to costs  associated with the new administration and loan production facility that opened in December 2000 and additional  computer  and  phone  equipment.  While  the  size of the  Company's operations  expanded,  costs in other  non-interest  expense have also increased though to a lesser degree.  Management of the Company  continually reviews areas to reduce  duplication  of  operational  processes  in an effort to reduce other non-interest expenses.

INCOME TAXES. In accordance with provisions of the IRC and as discussed above, a significant  portion  of merger  costs  incurred  during the nine  months  ended
September 30, 2000 were not deductible for income tax purposes. As a result, the
Company's  taxable  income  resulted in an estimated  $915,000 (an effective tax rate of 43%) in federal and state income taxes for the  nine-month  period ended
September  30,  2000.  This  compares  to an  effective  tax rate of 34% for the nine-month period ended September 30, 2001.

FINANCIAL  CONDITION.  Total  assets at September  30,  2001,  increased to $483 million  since  December 31, 2000,  $97 million  added with the  acquisition  of
Timberline and $42 million due to growth in mainly the loan area.  Growth of $87 million in  deposits  with the  Timberline  acquisition  and $40  million in new customer  growth added $127 million in total deposits to $423 million.  With the liquidation of $30 million of callable U.S. agency  securities  during the first nine months of 2001, federal funds sold increased by $37 million helping to make available  funds for future loans.  With the  acquisition of Timberline in April
2001,  the Company added  approximately  $8 million to capital  maintaining  the
Company's capital to assets ratio at 9.08%.

LIQUIDITY. Liquidity enables the Company to meet withdrawals of its deposits and borrowing  needs of its loan  customers.  The Company  maintains  its  liquidity position  through  maintenance  of cash  resources and the stability of its core deposit base. Liquidity significantly increased during this quarter. Excess cash was invested on a short-term basis into federal funds sold and  interest-earning deposits with the FHLB. As of September 30, 2001, the Company had $41 million in federal funds sold.

A further  source of  liquidity  is the  Company's  ability  to borrow  funds by maintaining a secured line-of-credit with the FHLB up to 15% of the Bank's total assets.  As of September  30, 2001,  $5.7 million had been advanced in long-term borrowings from the FHLB against the Company's  credit line. Other borrowings of
approximately  $7.6  million  relate  to  repurchase   agreements  for  customer
overnight sweep accounts.  The cost of these funds is  approximately  2.71%. The
Company also has established  secured credit lines of approximately  $25 million through  certain  correspondent  banks and the discount  window with the Federal
Reserve Bank of San Francisco.

At September 30, 2001, the Company had  approximately $39 million in outstanding commitments to extend credit for newly  approved  loans and available  funds for construction  projects.  Under  the  terms of such  commitments,  completion  of specified  project  benchmarks  must be certified  before funds may be drawn. In addition,  it is anticipated that a portion of other  commitments will expire or terminate  without  funding.  Management  believes that the Company's  available resources  will be sufficient to fund these  commitments in the normal course of business.

CAPITAL  RESOURCES.  Federal  regulators  require the  calculation of risk-based capital.  This is an analysis that weights balance sheet and  off-balance  sheet items for their  inherent  risk. It requires  minimum  standards for  risk-based capital-by-capital  tier. As a minimum  requirement,  total  risk-based  capital ratio should be at least 8.00%,  Tier 1 capital  ratio should be at least 4.00%, and a leverage  capital  ratio should be at least 4.00%.  At September 30, 2001, the  Company's  estimated  regulatory  capital  ratios  were as  follows:  total risk-based  capital  ratio of  10.37%,  Tier 1  capital  ratio of  9.22%,  and a leverage  capital ratio of 7.87%. If the Company were fully  leveraged,  further growth  could be  restricted  to the level  attainable  through  generation  and retention  of net income or the  Company  could  seek  additional  capital  from outside sources.

MARKET  RISK.  Market  risk is the risk of loss from  adverse  changes in market prices and rates.  The Company's  market risk arises  principally  from interest rate risk in its lending, deposit and borrowing activities.  Management actively monitors  and manages its  interest  rate risk  exposure.  Although  the Company manages  other risks,  as in credit  quality and  liquidity  risk, in the normal course of business,  management considers interest rate risk to be a significant market  risk,  which could have the  largest  material  effect on the  Company's financial condition and results of operations. Other types of market risks, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities.  The Company experienced a change in market risk at September  30, 2001 as compared to December 31, 2000.
Prime rate adjusted by 450 basis points during the first  three-quarters of 2001 that caused a 46 basis point  tightening of the Company's  interest rate margin.
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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      None

(b)      Reports on Form 8-K
         October 24, 2001 - Earnings Release dated October 17, 2001

SIGNATURES: Pursuant to the requirements of the Securities Exchange Act of 1934, the  registrant  has duly  caused  this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: November 12, 2001

PREMIERWEST BANCORP

/s/ Bruce R. McKee
---------------------------------------
Bruce R. McKee, Chief Financial Officer

/s/ John L. Anhorn
---------------------------------------
John L. Anhorn, Chief Executive Officer