Form 10-Q/A
period 2001-09-30
PREMIERWEST BANCORP
filed 2001-11-29
CIK 1102287

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q/A

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
                                                  =============  =============   =============  =============  ==============

                             See accompanying notes

                      PREMIERWEST BANCORP AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Dollars in 000's)
                                   (UNAUDITED)

                                                                               FOR THE NINE MONTHS ENDED
                                                                       ---------------------------------
                                                                       September 30,          September 30,
                                                                              2001                2000
                                                                       ------------------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                          $            1,852  $            1,192
   Adjustments to reconcile net income to net cash provided
     by operating activities:
       Depreciation and amortization                                                1,074                 783
       Goodwill amortization                                                          188                   -
       Amortization of premiums (accretion of discounts)
        on investment securities, net                                                  42                  17
       Dividends on Federal Home Loan Bank stock                                      (77)               (186)
       Net securities gains                                                           (68)                  -
       Loan loss provision                                                            613                 594
       Loss on sale of other real estate                                              101                   -
       Recognition of deferred compensation relating to ESOP                          210                 166
       Increase in accrued interest and other assets                                 (282)               (304)
       (Decrease) increase in accrued interest and other liabilities                 (696)                282
                                                                       ------------------- ------------------
              Net cash provided by operating activities                             2,957               2,544

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of Federal Home Loan Bank
     and Federal Reserve Bank stock                                                     -               4,538
   Purchases of investment securities available-for-sale                          (22,342)                  -
   Proceeds from maturities and calls of investment
     securities available-for-sale                                                 47,404               4,403
   Loan originations, net                                                         (42,021)            (47,643)
   Proceeds from sale of property and equipment                                     1,332                   -
   Purchase of premises and equipment, net                                         (4,731)             (1,006)
   Acquired net assets of Timberline, net of cash and cash
     equivalents acquired of $19,714                                               17,835                   -
                                                                       ------------------  ------------------
              Net cash used by investing activities                                (2,523)            (39,708)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits                                                        39,287              46,138
   Net borrowings (repayments)                                                        343             (14,023)
   Proceeds from exercise of stock options                                            198                 657
                                                                       ------------------  ------------------
              Net cash provided by financing activities                            39,828              32,772
                                                                       ------------------  ------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   40,262              (4,392)

CASH AND CASH EQUIVALENTS - Beginning of the period                                18,036              20,868
                                                                       ------------------  ------------------

CASH AND CASH EQUIVALENTS - End of the period                          $           58,298  $           16,476
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

DATED: November 28, 2001

PREMIERWEST BANCORP

/s/ Bruce R. McKee
---------------------------------------
Bruce R. McKee, Chief Financial Officer

/s/ John L. Anhorn
---------------------------------------
John L. Anhorn, Chief Executive Officer