Form 10-K
period 2001-12-31
PREMIERWEST BANCORP
filed 2002-04-01
CIK 1102287

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
[ X ]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001
or
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number:

PremierWest Bancorp
(Exact name of registrant as specified in its charter)
Oregon (State or other jurisdiction of incorporation or organization)	93-1282171 (I.R.S. Employer Identification Number)
503 Airport Road, Medford, Oregon (Address of principal executive offices)	97504 (Zip Code)

Registrant's telephone number, including area code: 541-618-6003
Securities registered pursuant to Section 12(b) of the Act: None	Name of exchange on which registered: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X        No

Indicate by check mark if disclosure of delinquent filing pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 15, 2002, there were 10,964,339 shares of common stock outstanding. The aggregate market value of common stock held by non-affiliates was approximately $59 million at March 15, 2002, based on the average bid and ask prices of such stock on such date as reported by the OTC Bulletin Board System.

Documents Incorporated by Reference:

Portions of the registrant's definitive proxy statement for the 2002 annual meeting of shareholders are incorporated by reference in Part III hereof.

Part I

Item 1. Business

Introduction

PremierWest Bancorp ("PremierWest") was incorporated on November 26, 1999 for the purpose of becoming the holding company for PremierWest Bank, the resulting bank from the merger, completed in May 2000, of the Bank of Southern Oregon, based in Medford, Oregon, and Douglas National Bank, headquartered in Roseburg, Oregon. In April 2001, PremierWest acquired Timberline Bancshares, Inc. and its wholly owned subsidiary, Timberline Community Bank ("Timberline") with banking operations in northern California.

PremierWest conducts its business solely through PremierWest Bank (the "bank"), an Oregon state-chartered commercial bank with branch offices located mainly along the Interstate-5 corridor from Roseburg, Oregon to Redding, California. The bank has three subsidiaries: Premier Finance Company makes consumer loans; PremierWest Investment Services, Inc. offers insurance and investment products and services, and Blue Star Properties, Inc., serves solely to hold properties used as bank offices.

Products and Services

PremierWest offers its customers a broad range of banking services, principally to small and medium-sized businesses and professional and retail customers.

Loan Products

PremierWest makes commercial and real estate loans, construction loans for owner-occupied and rental properties, commercial and equipment leases, and secured and unsecured consumer installment loans. Commercial and real estate-based lending has been the primary focus of the bank's lending activities. Although PremierWest has made agricultural loans, it currently has no significant agricultural loans.

Commercial Lending

PremierWest offers specialized loans for business and commercial customers, including equipment and inventory financing, accounts receivable financing, operating lines of credit, and real estate construction loans. PremierWest also makes Small Business Administration loans to qualified businesses. A substantial portion of PremierWest's commercial loans are designated as real estate loans for regulatory reporting purposes because they are secured by mortgages and trust deeds on real property, even if the loans are made for purpose of financing commercial activities, such as accounts receivable, inventory, equipment purchases and leasing.

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

Deposit Products and Other Services

PremierWest offers a variety of traditional bank deposit products to attract both commercial and consumer deposits through checking and savings accounts, money market accounts, and certificates of deposit. The bank also offers travelers' checks, money orders and automated teller machines at most of its facilities.

The bank also has a finance company subsidiary, Premier Finance Company that originates consumer loans from its offices in Portland, Klamath Falls and Medford, Oregon. Premier Finance serves customers in these areas, as well as providing a source of loans to bank customers, where the loans may carry a higher risk than permitted under the bank's lending criteria. Through PremierWest Investment Services, Inc., a subsidiary of the bank, the company sells insurance and related financial products, including life and health insurance, and through a third-party registered broker-dealer, provides mutual funds, annuities and other investment products to its customers.

Market Area

On October 2, 2000, PremierWest Bank acquired Motor Investment Company, a Klamath Falls, Oregon consumer finance company. Motor Investment Company is an 80-year-old firm and the fourth largest independent consumer finance company in Oregon, specializing in automobile and recreational vehicles financing, and equity and personal loans. It currently has approximately $4 million in consumer loans.

On December 15, 2000, PremierWest Bank purchased Leader Mortgage Loan Corporation, the largest independent mortgage brokerage in Southern Oregon with branches in Medford, Grants Pass and Klamath Falls, Oregon, specializing in residential mortgages including FHA, VA and conventional home loans. Leader Mortgage now operates under the name "PremierWest Mortgage," as a division of PremierWest Bank.

PremierWest conducts its business in several primary market areas in southern Oregon. The Company serves Jackson County from its main office in Medford, four (4) branch offices in Medford and one branch in Central Point. Medford is the fourth largest city in the state of Oregon and is the center for commerce, medicine and transportation in southwestern Oregon. It also has two (2) full-service branches in Grants Pass, (Josephine County) Oregon, which opened during 2001. The principal industries in these areas include lumber and wood products, manufacturing and agriculture. Other manufacturing segments include electrical equipment and supplies, computing equipment, printing and publishing, fabricated metal products and machinery, and stone and concrete products. In the non-manufacturing sector, significant industries include the recreation, wholesale and retail trades, as well as medical care, particularly in connection with the area's growing retirement community.

Another principal market area is centered in Roseburg, Oregon, and the surrounding communities in Douglas County, which the Company serves from its eight (8) branches in Roseburg, Winston, Glide, Sutherlin and Drain. The Company's presence in the Roseburg market area is the result of the merger with Douglas National Bank on May 8, 2000. The economy of Douglas County has historically depended on the forest products industry, which is generally a declining industry, resulting in little economic growth and lower per capita income levels compared to other market areas along the Interstate-5 corridor.

During 2001, the PremierWest Bank contracted with a commercial leasing management company to introduce commercial equipment lease financing to its customers. Commercial leasing is an alternative to finance business equipment that primarily secures such financing.

PremierWest acquired Timberline on April 16, 2001, with eight branch locations in the County of Siskiyou, northern California. Since the acquisition of Timberline, the Company opened a mortgage and commercial loan office in Redding, California. The Company anticipates building its banking network in these new areas in the coming year.

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

Employees

As of December 31, 2001, PremierWest had 270 full-time equivalent employees. None of the employees is represented by a collective bargaining group. Management considers its relations with employees to be excellent.

Government Policies

The operations of PremierWest's subsidiaries are affected by state and federal legislative changes and by policies of various regulatory authorities, including those of the State of Oregon and the State of California. These policies include, for example, statutory maximum legal lending rates, domestic monetary policies of the Board of Governors of the Federal Reserve System, Unites States fiscal policy, and capital adequacy and liquidity constraints imposed by national and state regulatory agencies.

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

The Community Reinvestment Act ("CRA") requires that, in connection with examinations of financial institutions within its jurisdiction, the FDIC evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or new facility. The Company's current CRA rating is "Satisfactory."

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

Of particular note is legislation enacted by Congress in 1995 permitting interstate banking and branching, which allows banks to expand nationwide through acquisition, consolidation or merger. Under this law, an adequately capitalized bank holding company may acquire banks in any state or merge banks across state lines if permitted by state law. Further, banks may establish and operate branches in any state subject to the restrictions of applicable state law. Under Oregon law, an out-of-state bank or bank holding company may merge with or acquire an Oregon state chartered bank or bank holding company if the Oregon bank, or in the case of a bank holding company, the subsidiary bank, has been in existence for a minimum of three years, and the law of the state in which the acquiring bank is located permits such merger. Branches may not be acquired or opened separately, but once an out-of-state bank has acquired branches in Oregon, either through a merger with or acquisition of substantially all the assets of an Oregon bank, the acquirer may open additional branches.

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

To be eligible to elect status as a financial holding company, a bank holding company must be well capitalized, under the Federal Reserve capital adequacy guidelines, and to be well managed, as indicated in the institution's most recent regulatory examination. In addition, each bank subsidiary must also be well capitalized and well managed, and must have received a rating of "satisfactory" in its most recent CRA examination. Failure to maintain eligibility would result in suspension of the institution's ability to commence new activities or acquire additional businesses until the deficiencies are corrected. The Federal Reserve could require a non-compliant financial holding company that has failed to correct noted deficiencies to divest one or more subsidiary banks, or to cease all activities other than those permitted to ordinary bank holding companies under the regulatory scheme in place prior to enactment of the GLB Act.

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

Under the USA Patriot Act of 2001, adopted by the U.S. Congress on October 26, 2001 to combat terrorism, FDIC insured banks and commercial banks will be required to increase their due diligence efforts for correspondent accounts and private banking customers. The USA Patriot Act requires the bank to engage in additional record keeping or reporting, requiring identification of owners of accounts, or of the customers of foreign banks with accounts, and restricting or prohibiting certain correspondent accounts.

Item 2. Properties

PremierWest conducts its banking business through 29 offices of PremierWest Bank; five are located in Jackson County, including the bank's main office, two in Josephine County, eight in Douglas County, Oregon, and nine in Siskiyou County, California. Further, the Company conducts business through PremierWest Finance Company in a leased office in Portland, and its investment company activities in southern Oregon, Motor Investment Company located in Klamath Falls, and PremierWest Mortgage Division located in Medford, Grants Pass and Klamath Falls, Oregon, and Yreka and Redding, California.

Item 3. Legal Proceedings

From time to time PremierWest is involved in various legal proceedings that are incident to its business. The following information is given with respect to the more significant pending matters.

Bernard J. Woodward, et al vs. Bank of Southern Oregon (nka PremierWest Bank), Black Oak Construction, Inc., et al; Jackson County Circuit Court, Oregon filed March 1, 2001.

This matter involves a claim by the plaintiff alleging that the bank deposited checks payable to the plaintiff and Black Oak Construction, a bank customer in the amount of $930,840.32, without plaintiff's consent. Plaintiff is seeking return of the proceeds, interest and costs and has indicated an intent to seek punitive damages. The bank has denied liability and filed a counterclaim for approximately $1.16 million for losses incurred on other loans to Black Oak Construction. The dispute involves the right of the bank to deposit the proceeds of checks payable to the plaintiff and Black Oak Construction to repay certain outstanding loans to Black Oak Construction in connection with a joint construction project between the plaintiff and Black Oak Construction. The bank's counterclaim alleges the plaintiff intentionally caused Black Oak Construction to under bid other construction contracts. Discovery in the case is not yet completed. A trial date is currently scheduled for May 2002. Management believes its actions were proper; however a favorable outcome in the litigation cannot be assured.

Bank of Southern Oregon (nka PremierWest Bank) vs. Barry Fronek, Stanley Kelly, et al; Jackson County Circuit Court, Oregon filed in 1998; on Appeal to the Court of Appeals, State of Oregon.

The bank brought suit against the defendant borrowers and guarantors for collection of a loan owing to the bank. After a trial in 2001, the bank was awarded an amount of $1,200,000 plus interest and attorney fees. When the bank's borrowers failed to pay the loan, defendant Stanley Kelly, as guarantor, paid the total judgment in the amount of $1,475,000 but has appealed the Judgment as it applied to him arguing, among other things, that his guaranty was obtained by the bank fraudulently. Management believes the judgment will be confirmed although no assurances can be given that the appellate court will uphold the decision of the trial court judge.

Item 4. Submissions of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Stock price quotations for the common stock of PremierWest appear on the OTC Bulletin Board, an electronic, screen-based market maintained by NASD Regulation, Inc., a subsidiary of the National Association of Securities Dealers, Inc., under the trading symbol "PRWT." The common stock is registered under the Securities Exchange Act of 1934, but is not currently eligible to be held in margin accounts. The following lists the high and low closing prices (the latest trade) for each period, as adjusted for subsequent stock dividends. Prior to May 8, 2000, the prices reflect the high and low closing prices during each period for PremierWest's predecessor company, the Bank of Southern Oregon, whose trading symbol was "BSOR." Prices do not include retail mark-ups, mark-downs or commissions. On March 15, 2002, the common stock was held of record by approximately 975 shareholders, a number which does not include beneficial owners who hold shares in "street name." As of March 15, 2002, the most recent date prior to the date of this proxy statement, the closing price of the common stock was $5.82 per share.

	2001			2000			1999
	Closing		Cash	Closing		Cash	Closing		Cash
	Market Price		Dividends	Market Price		Dividends	Market Price		Dividends
	High	Low	Declared	High	Low	Declared	High	Low	Declared
1st Quarter	$ 4.70	$ 3.69	$ -	$ 6.79	$ 5.24	$ -	$ 8.57	$ 7.14	$ -
2nd Quarter	$ 5.05	$ 4.10	$ -	$ 6.55	$ 4.05	$ -	$ 8.57	$ 6.67	$ 0.04
3rd Quarter	$ 5.00	$ 4.55	$ -	$ 5.36	$ 4.05	$ -	$ 7.38	$ 6.25	$ -
4th Quarter	$ 6.20	$ 4.45	$ -	$ 4.94	$ 3.93	$ -	$ 7.62	$ 6.19	$ -

As of December 31, 2001, the Common Stock was held of record by approximately 970 shareholders.

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

(Dollars in thousands except share data and financial ratios)
		Years ended December 31,
		2001	2000	1999	1998	1997
Operating Results
Total interest income		$ 31,810	$ 26,199	$ 20,812	$ 20,020	$ 19,649
Total interest expense		13,445	11,196	8,080	7,968	7,555
	Net interest income	18,365	15,003	12,732	12,052	12,094
Provision for loan losses		1,163	669	835	1,702	1,871
Noninterest revenue		3,788	1,930	2,080	2,162	1,515
Noninterest expense		17,906	13,362	11,542	9,062	7,630
	Income before income taxes	3,084	2,902	2,435	3,450	4,108
Provision for income taxes		1,044	1,098	707	1,214	1,362
	Net income	2,040	1,804	1,728	2,236	2,746

Per Share Data (1)
Basic earnings per common share		$ 0.20	$ 0.20	$ 0.20	$ 0.27	$ 0.33
Diluted earnings per share		$ 0.20	$ 0.20	$ 0.20	$ 0.26	$ 0.31
Dividends declared per common share		$ -	$ -	$ 0.04	$ 0.03	$ 0.03
Ratio of dividends declared to net income		0.0%	0.0%	17.3%	11.8%	8.0%

Financial Ratios
Return on average equity		5.12%	5.96%	6.12%	8.14%	11.42%
Return on average assets		0.46%	0.56%	0.62%	0.88%	1.18%
Efficiency ratio (2)		80.83%	78.91%	77.92%	38.06%	56.06%
Net interest margin		4.71%	5.16%	5.01%	5.15%	5.41%

Balance Sheet Data at Year End
Loans		$ 358,393	$ 236,972	$ 174,495	$ 143,148	$ 135,518
Allowance for loan losses		$ 4,825	$ 3,476	$ 3,075	$ 2,832	$ 1,570
Allowance as percentage of loans		1.35%	1.47%	1.76%	1.98%	1.16%
Total assets		$ 488,310	$ 344,246	$ 296,652	$ 264,799	$ 251,060
Total deposits		$ 430,055	$ 296,240	$ 229,745	$ 214,186	$ 194,348
Total equity		$ 43,694	$ 32,442	$ 28,224	$ 28,134	$ 25,493

Notes:

    Per share data has been retroactively adjusted for subsequent stock dividends and stock splits.
    Efficiency ratio is noninterest expense divided by the sum of net interest income plus noninterest income minus nonrecurring items

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

This Form 10K includes forward-looking statements containing assumptions and estimates of the management of PremierWest that are based upon currently available information. All statements other than statements of historical fact included in this Form 10K statement regarding the Company's financial position, business strategies, and management's plans and objectives for future operations, are forward-looking statements. The words "anticipate," "believe," "estimate," and "intend," and words or phrases of similar meaning, as they relate to the Company or management, are intended to help identify forward-looking statements. Although management believes that the expectations reflected in such forward-looking statements are reasonable, they can give no assurance that such expectations will prove correct. Based upon changing conditions, the occurrence of certain risks or uncertainties, or if any underlying assumptions prove incorrect, actual results may vary materially and adversely from those expectations and intentions. The Company does not intend to update these forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Company and/or persons acting on its behalf are expressly qualified in their entirety.

PremierWest conducts a general commercial banking business, gathering deposits from the general public and applying those funds to the origination of loans for commercial, real estate and consumer loans and investments. PremierWest was created from the merger of Bank of Southern Oregon and Douglas National Bank on May 8, 2000, and the simultaneous formation of a bank holding company for the resulting bank, PremierWest Bank. The merger was accounted for as a pooling of interests. Accordingly, the consolidated financial statements included elsewhere in this statement, and the following discussion, present the Company as if the merger had taken place prior to the periods presented.

On April 16, 2001, PremierWest acquired Timberline Bancshares, Inc. and its wholly owned subsidiary, Timberline Community Bank with eight branch locations in the County of Siskiyou, northern California. This acquisition was accounted for as a purchase; accordingly, the consolidated financial statements of PremierWest include the results of operations of Timberline since acquisition date.

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

Financial Highlights

For the year ended December 31, 2001, PremierWest earned $2.0 million compared with $1.8 million for 2000. Diluted earnings per share were $0.20 and $0.20 for the year ended 2001 and 2000, respectively. Return on average shareholders' equity was 5.12% and return on average assets was 0.46% for the year ended December 31, 2001 compared with a return on average shareholders' equity of 5.96% and a return on average assets of 0.56% for 2000.

Loans and deposits grew to record highs at December 31, 2001. Loans increased from $237 million at December 31, 2000 to $358 million at December 31, 2001. Deposits increased over $134 million, or 45% since December 31, 2000 to $430 million at December 31, 2001.

Net income was $1.8 million in 2000, up 4% over 1999 earnings of $1.7 million. Diluted earnings per share was stable at $0.20 in 2000 and 1999. The return on average shareholders' equity declined to 5.96% for 2000 compared with 6.12% for 1999. Total loans grew over 35% in 2000 to $237 million at year-end, while total deposits increased 29% to $296 million during the same period.

Results of Operations

For the years ended December 31, 2001, 2000 and 1999, net income of $2.0 million in 2001 represents an increase of 13% over 2000. Net income of $1.8 million in 2000 represents a increase of 4.4% as compared to 1999. The increase in net income in 2001 is due to an increase of $5.2 million in net interest income and noninterest income offset by an increase of $494,000 in provision for loan losses and a $4.5 million increase in noninterest expense. Net income in 2000 increased compared to 1999 as a result of a $2.1 million increase in net interest income and noninterest income offset by a $1.8 million increase in noninterest expense.

Net Interest Income

2001 Compared to 2000. During the year ended December 31, 2001, net interest income increased by $3.4 million, ($1.4 million contributed by the Timberline operations), as compared to the same period in 2000.

Other than the increase contributed by the Timberline operations, this increase was primarily due to an increase in the volume of loans offset by a 9.3% decrease in related yields. There was also an increase in the volume of interest-bearing deposits. During 2001, the volume of average earning assets increased by approximately $100 million, while overall yields decreased approximately 83 basis points as compared to the corresponding period in the prior year. There was also an increase of $83 million in the volume of interest-bearing liabilities, including Timberline, while at the same time a 46 basis point decrease in rates paid, negatively impacting the Company's net interest margin by 45 basis points on a tax-equivalent basis.

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

Average Balances, Interest Rates and Yields

The following tables set forth certain information relating to PremierWest's consolidated average interest-earning assets and interest-bearing liabilities and reflects the average yield on assets and average cost of liabilities for the years indicated. The yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the periods presented. During the periods indicated, nonaccruing loans, if any, are included in the net loan category. The yields and costs include fees, premiums and discounts, which are considered adjustments to yield. The table reflects the effect of income taxes on non-taxable securities.

Average Balances and Average Rates Earned and Paid

The following table shows average balances and interest income or interest expense, with the resulting average yield or rates by category of average earning asset or interest-bearing liability:

	Year-end December 31, 2001			Year-end December 31, 2000			Year-end December 31, 1999
	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates
(in thousands)
INTEREST-EARNING ASSETS:
Loans (2)	$ 304,257	$ 27,149	8.92%	$ 212,685	$ 20,957	9.85%	$ 147,237	$ 14,470	9.83%
Investment securities
Taxable securities	50,555	2,984	5.90%	64,556	4,193	6.50%	68,345	4,355	6.37%
Non-taxable securities (1)	17,280	1,152	6.66%	16,364	1,141	6.97%	17,272	1,037	6.00%
Temporary investments	26,608	917	3.45%	4,736	296	6.25%	26,353	1,213	4.60%
Total interest earning assets	398,700	32,202	8.08%	298,341	26,587	8.91%	259,207	21,075	8.13%
Cash and due from banks	21,730			11,372			10,171
Allowance for loan losses	(4,854)			(3,646)			(2,968)
Other assets	27,376			17,618			12,159
Total assets	$ 442,952			$ 323,685			$ 278,569

INTEREST-BEARING LIABILITIES:
Interest-bearing checking and
savings accounts	$ 161,291	4,208	2.61%	$ 123,037	4,046	3.29%	$ 113,300	3,210	2.83%
Time deposits	150,980	8,692	5.76%	90,324	5,232	5.79%	69,426	3,469	5.00%
Term debt	17,734	545	3.07%	33,754	1,918	5.68%	26,488	1,401	5.29%
Total interest-bearing liabilities	330,005	13,445	4.07%	247,115	11,196	4.53%	209,214	8,080	3.86%
Non-interest-bearing deposits	67,698			44,208			38,968
Other liabilities	5,415			2,074			2,143
Total liabilities	403,118			293,397			250,325
Shareholders' equity	39,834			30,288			28,244
Total liabilities and
shareholders' equity	$ 442,952			$ 323,685			$ 278,569

Net interest income (1)		$ 18,757			$ 15,391			$ 12,995

Net interest spread			4.01%			4.38%			4.27%

Average yield on earning assets (1) (2)			8.08%			8.91%			8.13%
Interest expense to earning assets			3.37%			3.75%			3.12%
Net interest income to earning assets (1) (2)			4.71%			5.16%			5.01%

(1) Tax exempt income has been adjusted to a tax equivalent basis at a 34% effective rate. The amount of such adjustment was an addition to recorded income of $392, $388, and $263 for 2001, 2000, and 1999, respectively.

(2) Non-accrual loans of $3.7 million for 2001, $3.9 million for 2000, and $4.1 million for 1999 are included in the average balances.

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

	2001 vs. 2000			2000 vs. 1999
	Increase (Decrease) due to			Increase (Decrease) due to
			Net			Net
(in thousands)	Volume	Rate	Change	Volume	Rate	Change

Interest-earning assets:
Loans	$ 9,023	$ (2,831)	$ 6,192	$ 6,432	$ 55	$ 6,487
Investment securities:
Taxable	(909)	(300)	(1,209)	(241)	79	(162)
Tax-exempt	64	(53)	11	(55)	158	104
Temporary investments	1,367	(746)	621	(995)	78	(917)
Total	9,545	(3,930)	5,615	5,141	371	5,512

Interest-bearing liabilities:
Deposits:
Interest-bearing checking and savings	1,258	(1,096)	162	276	560	836
Time deposits	3,513	(53)	3,460	1,044	719	1,763
Term debt	(910)	(463)	(1,373)	384	133	517
Total	3,861	(1,612)	2,249	1,704	1,412	3,116

Net increase (decrease) in net interest income	$ 5,684	$ (2,318)	$ 3,366	$ 3,437	$ (1,041)	$ 2,396

Loan Loss Provision

The loan loss provision is based upon management's assessment of various relevant factors, including:

  types and amounts of non-performing loans;
  historical loss experience;
  collectibility of collateral values and guaranties;
  pending legal action for collection of loans and related guaranties; and
  current economic conditions.

The loan loss provision reflects management's judgment of the credit risk inherent in the loan portfolio. Although management believes the loan loss provision has been sufficient to maintain an adequate reserve for loan losses, there can be no assurance that actual loan losses will not exceed the amounts that have been charged to operations.

2001 Compared to 2000. The loan loss provision during the year ended December 31, 2001, was $1,163,000 as compared to $669,000 for 2000. The Company had net charge-offs of $1.2 million during the year 2001, compared to net charge-offs of $268,000 for 2000. The provision for loan losses increased primarily because of the increase in net charge-offs for the year in connection with merged bank loan portfolios.

2000 Compared to 1999. The loan loss provision during the year ended December 31, 2000, was $669,000 as compared to $835,000 for 1999. The Company had net charge-offs of $268,000 during the year 2000, compared to net charge-offs of $592,000 for 1999. The provision for loan losses decreased during the year primarily because of a decrease in net charge-offs and the improved credit quality of the overall loan portfolio.

The loan loss provisions in 2001, 2000 and 1999 were primarily related to commercial loans that were past due and not adequately collateralized. Management has since required adherence to stringent loan policies and procedures and may require real estate to serve as additional commercial loan collateral, reducing credit risk and, as a consequence, reducing the need for additional reserve allocations for commercial loans.

Noninterest Income

2001 Compared to 2000. Non-interest income doubled ($452,000 relates to the Timberline operations) to $3.8 million as compared to $1.9 million for 2000. Most of the remaining increase relates to mortgage loan brokerage fees earned during 2001. The increase in mortgage loan brokerage fees related to PremierWest's acquisition of Leader Mortgage and a decreasing interest rate environment.

2000 Compared to 1999. Noninterest income held fairly steady at $1.9 million for the year ended December 31, 2000, as compared to 1999.

In general, management prices deposits at rates competitive with rates offered by the leading commercial banks in PremierWest's market area, which tend to be somewhat lower than rates offered by thrift institutions and credit unions. To promote deposit growth and create cross-selling opportunities, PremierWest has not adopted an aggressive fee structure. Deposit growth has been generated by developing strong customer relationships and cross-selling deposit relationships to loan customers. Management intends to continue promoting demand deposit products, particularly noninterest bearing deposit products, in order to obtain additional interest-free lendable funds.

Noninterest Expense

2001 Compared to 2000. Non-interest expense increased to 17.9 million, including a $305,000 charge for goodwill amortization for 2001, as compared to $13.4 million, including $1.0 million of merger and data conversion costs for 2000. Salaries and employee benefits increased $3.3 million ($1.0 million relating to the Timberline operations) with the increase in full-time employees supporting the level of customer service and the greater volume of Company operations. Occupancy and equipment expenses increased $1.1 million ($371,000 relates to the Timberline operations) for 2001, as compared to 2000. This increase was attributed to costs associated with a new administration annex facility for data processing and operations support, a new branch office in Grants Pass, Oregon that opened in 2001, and computer system enhancements. Communications costs including telephone network, postage and courier services increased $165,000 related to Timberline's operations and $225,000 due to additional phone and data lines between all facility locations. While the size of the Company's operations expanded, costs in other non-interest expense have also increased though to a lesser degree. Management of the Company continually reviews areas to reduce duplication of operational processes in an effort to reduce other non-interest expenses.

2000 Compared to 1999. Non-interest expense increased to $13.4 million for the year ended 2000, including $1.0 million of merger and data conversion costs, as compared to $11.5 million for 1999. Salaries and employee benefits increased $474,000 with the increase in full-time employees supporting the high level of customer service and the greater volume of Company operations. Occupancy and equipment expenses increased $443,000 for the year ended December 31, 2000, as compared to the same period in 1999. This increase was attributed to costs associated with the new headquarters and loan production facility that opened in December 1999, including additional computer software and hardware equipment.

Provision For Income Taxes

2001 Compared to 2000 and 1999. The Company's taxable income resulted in an estimated $1,044,000 (an effective tax rate of 34%) in federal and state income taxes for 2001. This compares to an effective tax rate of 38% for 2000. The effective tax rate in 2000 was higher than 2001 because in accordance with provisions of the IRC, a significant portion of merger costs incurred in 2000 were not deductible for income tax purposes. The effective tax rate for 1999 was 29%, which was lower than the expected statutory rate primarily due to the proportion of non-taxable interest income.

Financial Condition

Total assets at December 31, 2001, increased to $488 million since December 31, 2000, $102 million added with the acquisition of Timberline and $42 million due to growth, in primarily the loan area. Growth of $87 million in deposits with the Timberline acquisition and $47 million in new customer growth added $134 million, bringing deposits to $430 million. With the liquidation of $35 million of callable U.S. agency securities during 2001, federal funds sold increased by $11 million helping to make available funds for future loans. With the acquisition of Timberline in April 2001, the Company added approximately $8 million to capital resulting in the Company's capital to assets ratio of 8.95%.

Investment Portfolio

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

The following table sets forth the estimated market value of PremierWest's investment portfolio at the dates indicated.

	December 31,
(in thousands)	2001	2000
INVESTMENT SECURITIES AVAILABLE-FOR-SALE
Obligations of U.S. Government agencies	$ 31,681	$ 41,154
Collateralized mortgage obligations and mortgage-backed securities	11,819	17,083
Obligations of states and political subdivisions	16,333	15,071
Corporate bonds	3,921	-
Equity securities	324	326
	$ 64,078	$ 73,634

The contractual maturity of investment securities at December 31, 2001 is shown below. Expected maturities of investment securities could differ from contractual maturities because the borrower, or issuer, may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	cost	fair value
U.S. Government agencies:
Due in one year or less	$ 3,440	$ 3,489
Due from one to five years	33,693	34,050
Due from five to ten years	11,850	11,926
Due after ten years	2,506	2,470
Mortgage-backed securities	11,669	11,819
Collateralized mortgage obligations	324	324
	$ 63,482	$ 64,078

PremierWest sold approximately $18 million of U.S. agency mortgage-backed securities and municipal securities during 2001 realizing a net gain of $73,000. Approximately $40 million of mostly U.S. Government agency securities were called and matured during 2001.

Government securities may be pledged from time-to-time to secure public deposits. At December 31, 2001, $39 million of government securities classified as available-for-sale were pledged to secure public deposits.

As of December 31, 2001, PremierWest also held 15,950 shares of $100 par value Federal Home Loan Bank of Seattle stock, which are restricted securities. FHLB stock represents an equity interest in the FHLB, but it does not have a readily determinable market value. The stock can be sold at its par value only, and only to the FHLB or to another member institution. Member institutions are required to maintain a minimum stock investment in the FHLB, based on total assets, total mortgages and total mortgage-backed securities.

Loan Portfolio

The following table sets forth the composition of the loan portfolio in dollar amounts and in percentages at December 31, 2001, 2000 and 1999.

	December 31, 2001		December 31, 2000		December 31, 1999
(in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
Commercial	$ 80,866	22.6%	$ 37,878	16.0%	$ 31,516	18.0%
Real estate - construction	59,754	16.7%	48,039	20.3%	34,843	19.9%
Real estate - other	175,047	48.8%	114,902	48.5%	97,620	55.8%
Consumer installment	36,110	10.1%	30,675	12.9%	9,009	5.1%
Other	6,616	1.8%	5,478	2.3%	1,992	1.2%
Total	$ 358,393	100.0%	$ 236,972	100.0%	$ 174,980	100.0%

The following table presents maturity information for the loan portfolio at December 31, 2001. The table does not include prepayments or scheduled principal repayments.

(in thousands)	Within One Year*	One to Five Years	After Five Years	Total
FIXED-RATE LOAN MATURITIES
Commercial	$ 3,569	$ 19,746	$ 7,261	$ 30,576
Real estate - construction	8,125	2,043	3,597	13,765
Real estate - other	3,990	9,720	45,725	59,435
Consumer installment	2,045	9,287	13,076	24,408
Other	236	175	266	677
Total	$ 17,965	$ 40,971	$ 69,925	$ 128,861

ADJUSTABLE-RATE LOAN REPRICINGS
Commercial	$ 34,800	$ 14,175	$ 1,315	$ 50,290
Real estate - construction	31,750	13,322	917	45,989
Real estate - other	27,586	77,903	10,123	115,612
Consumer installment	10,409	1,293	-	11,702
Other	5,103	143	693	5,939
Total	109,648	106,836	13,048	229,532
Total Maturities and Repricings	$ 127,613	$ 147,807	$ 82,973	$ 358,393

Loans due on demand and overdrafts are included in the amount due in one year or less. PremierWest has no loans without a stated schedule of repayment or a stated maturity.

At December 31, 2001, commercial loans that were more than 90 days delinquent or nonaccruing totaled $67,000 in aggregate outstanding balances, or 0.08% of the commercial loan portfolio.

At December 31, 2001, real estate loans that were more than 90 days delinquent or nonaccruing totaled $1.2 million in aggregate outstanding balances or 0.7% of the commercial real estate portfolio.

At December 31, 2001, real estate construction loans with outstanding balances more than 90 days delinquent or nonaccruing amounted to $25,000 or 0.04% of the real estate construction loan portfolio.

At December 31, 2001, PremierWest had approximately $36 million in its consumer installment loan portfolio, representing 10.0% of total loans. Installment loans totaling approximately $106,000 were over 90 days delinquent or nonaccruing on that date.

Non-performing Loans

A loan is considered by PremierWest to be non-performing when it is 90 days or more delinquent or, sooner, when the bank has determined that repayment of the loan in full is unlikely. Generally, unless loan collateral is a one to four-family residential dwelling, interest accrual ceases in 90 days (but no later than the date of acquisition by foreclosure, voluntary deed or other means) and the loan is classified as non-performing. A loan placed on nonaccrual status may or may not be contractually past due at the time the determination is made to place the loan on nonaccrual status, and it may or may not be secured. When a loan is placed on nonaccrual status, it is the bank's policy to reverse interest previously accrued but uncollected and charge it against current income. Interest later collected on the nonaccrual loan is credited to loan principal if, in management's opinion, full collectability of principal is doubtful.

When the bank acquires real estate through foreclosure, voluntary deed, or similar means, it is classified as "other real estate owned" until it is sold. On December 31, 2001, other real estate owned amounted to $1.3 million. When property is acquired in this manner, it is recorded at the lower of cost (the unpaid principal balance at the date of acquisition) or fair value. Any further write-down is charged to expense. All costs incurred from the date of acquisition to maintain the property are expensed. "Other real estate owned" is appraised during the foreclosure process, before acquisition. Losses are recognized for the amount by which the book value of the related mortgage loan exceeds the estimated net realizable value of the property.

Certain potential problem loans that management believes are adequately secured and for which no material loss is expected are not categorized as non-performing loans. Loans of this type are considered problem loans because certain circumstances known to management could cause the borrowers to be unable to comply with the existing loan repayment terms at some future date. At December 31, 2001 and 2000, potential problem loans totaled approximately $2.1 million and $4.8 million, respectively. PremierWest had nonaccrual loans of $2.1 million at December 31, 2001 and $4.8 million at December 31, 2000. Interest income that would have been recognized on nonaccrual loans if such loans had performed in accordance with contractual terms totaled $334,000 for the year ended December 31, 2001 and $539,000 for the year ended December 31, 2000. Interest income recognized on such loans during all of the periods was insignificant.

The following table summarizes non-performing assets by category:

	December 31,
(in thousands)	2001	2000	1999	1998	1997
Loans on non-accrual status	$ 2,115	$ 4,803	$ 2,774	$ 5,003	$ 2,246
Loans past due greater than 90 days but
not on non-accrual status	3,594	9	123	200	1,903
Other real estate owned	1,259	1,846	1,209	73	257
Total non-performing assets	$ 6,968	$ 6,658	$ 4,106	$ 5,276	$ 4,406

Percentage of non-performing loans to total loans	1.9%	2.8%	2.3%	3.7%	3.2%

Allowance for Loan Losses

Impaired loans include all nonaccrual and restructured commercial and real estate loans. Loan impairment is measured as the present value of expected future cash flows discounted at the loan's initial interest rate, the fair value of the collateral of an impaired collateral-dependent loan or an observable market price. Interest income on impaired loans is recognized on a cash-basis method. The investment in loans for which impairment had been recognized totaled $2.1 million as of December 31, 2001 and $4.8 million as of December 31, 2000. At December 31, 2001 and 2000, the valuation allowance for loan losses related to impaired loans was $556,000 and $720,000 respectively.

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

PremierWest's allowance for loan losses totaled $4.8 million at December 31, 2001 and $3.5 million at December 31, 2000, representing 1.35% of total loans at December 31, 2001 and 1.5% of total loans at December 31, 2000. The loan loss allowance represents 69% of non-performing loans at December 31, 2001 and 52% of non-performing loans at December 31, 2000. Although management believes that it uses the best information available in providing for estimated loan losses and believes that the allowance was adequate at December 31, 2001, future adjustments could be necessary and net earnings could be negatively affected if circumstances and/or economic conditions differ substantially from the assumptions used in making the initial determinations.

The amount of the allowance for loan losses is based on a variety of factors, including:

  analysis of risks inherent in the various segments the loan portfolio;
  management's assessment of known or potential problem credits have come to management's attention during the ongoing review of credit quality;
  estimates of the value of underlying collateral and guaranties;
  legal representation regarding the potential outcome of pending actions for collection of loans and related guaranties;
  historical loss experience; and
  current economic conditions and other factors.

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

A downturn in the local Oregon and/or California economy and employment could result in increased levels of non-performing assets and charge-offs, increased loan loss provisions and reductions in income. Additionally, as an integral part of the examination process, bank regulatory agencies periodically review PremierWest's allowance for loan losses. The banking agencies could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

The following is a summary of PremierWest's loan loss experience and selected ratios for the periods presented.

	Years Ended December 31,
(in thousands)	2001	2000	1999
Loans outstanding at end of year	$ 358,393	$ 236,972	$ 174,980

Average loans outstanding	$ 304,257	$ 212,685	$ 147,237

Allowance for loan losses, beginning of year	$ 3,476	$ 3,075	$ 2,832
Loans charged off:
Commercial	(500)	(197)	(726)
Real estate	(538)	(163)	(34)
Consumer	(297)	(147)	(74)
Total loans charged off	(1,335)	(507)	(834)
Recoveries:
Commercial	47	38	63
Real estate	-	47	167
Consumer	78	15	12
Other	-	139
Total recoveries	125	239	242
Net loans (charged off) recovered	(1,210)	(268)	(592)
Allowance for loan losses transferred from Timberline	1,396	-	-
Provision charged to income	1,163	669	835
Allowance for loan losses, end of year	$ 4,825	$ 3,476	$ 3,075

Ratio of net loans charged off to average
loans outstanding	-0.40%	-0.13%	-0.40%

Ratio of allowance for loan losses to
ending total loans	1.35%	1.47%	1.76%

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

	At December 31,
	2001		2000		1999
(in thousands)	Amount	Percentage of Total Loans	Amount	Percentage of Total Loans	Amount	Percentage of Total Loans
Type of Loan:
Commercial	$1,208	22.6%	$1,214	16.0%	$1,112	18.0%
Real estate construction	658	16.7%	925	20.3%	657	19.9%
Real Estate - other	2,677	48.8%	1,207	48.5%	1,050	55.8%
Installment and other	237	10.1%	94	15.2%	97	6.3%
Unallocated	45	1.8%	36	0.0%	159	0.0%
Total	$4,825	100.0%	$3,476	100.0%	$3,075	100.0%

As of December 31, 2001, PremierWest's specific allocation of its allowance for loan losses for commercial and real estate construction loans related to loans on nonaccrual status and an overall reserve based on credit risk ratings. Specific allocation of loan loss reserves for other real estate loans relates to loans for which management believes the borrower might be unable to comply with loan repayment terms (even though the loans are not in nonaccrual status) and for which supporting collateral might not be adequate to recover loan amounts if foreclosure and subsequent sale of collateral become necessary.

Deposits

Deposit accounts are PremierWest's primary source of funds. PremierWest offers a number of deposit products to attract both commercial and regular consumer checking and savings customers, including regular and money market savings accounts, NOW accounts, and a variety of fixed-maturity, fixed-rate certificates with maturities ranging from seven days to 60 months. These accounts earn interest at rates established by management based on competitive market factors and management's desire to increase certain types or maturities of deposit liabilities. The bank also provides travelers checks, official checks, money orders, ATM services and IRA accounts. PremierWest does not solicit or accept brokered deposits.

The distribution of deposit accounts by type and rate is set forth in the following tables as of the indicated dates.

	Years ended December 31,
	2001			2000			1999
(in thousands)	Average Balance	Interest Expense	Average Rate	Average Balance	Interest Expense	Average Rate	Average Balance	Interest Expense	Average Rate
LIABILITIES
Interest-bearing checking & savings	$ 161,291	$ 4,208	2.61%	$ 123,037	$ 4,046	3.29%	$ 113,300	$ 3,210	2.83%
Time deposits	150,980	8,692	5.76%	90,324	5,232	5.79%	69,426	3,469	5.00%
Borrowed funds	17,734	545	3.07%	33,754	1,918	5.68%	26,488	1,401	5.29%
Total interest-bearing liabilities	330,005	$ 13,445	4.07%	247,115	$ 11,196	4.53%	209,214	$ 8,080	3.86%
Non-interest-bearing liabilities	67,698			44,208			38,968
Other non-interest-bearing liabilities	5,415			2,074			2,143
Total liabilities	$ 403,118			$ 293,397			$ 250,325

The following table sets forth the amount of time deposits as of December 31, 2001, including certificates of deposit, by time remaining until maturity.

	At December 31, 2001
	Time Deposits of $100,000 or More		All Other Time Deposits
(in thousands)	Amount	Percentage	Amount	Percentage
Time Remaining to Maturity:
Three months or less	$ 15,715	25.7%	$ 28,945	29.3%
Over three months through 12 months	35,810	58.6%	54,409	55.0%
Over 12 months	9,599	15.7%	15,520	15.7%
Total	$ 61,124	100.0%	$ 98,874	100.0%

Capital Resources

Shareholders' equity was $43.7 million at December 31, 2001, an increase of $11.3 million or 34.7% from December 31, 2000. As of December 31, 2001, PremierWest was in compliance with applicable regulatory capital requirements, as shown in the following table.

		Minimum to be	Minimum to be
	Actual	"well capitalized"	"adequately capitalized"
Total Risk-Based Capital Ratio	10.30%	10.00%	8.00%
Tier 1 Risk-Base Capital Ratio	9.08%	6.00%	4.00%
Leverage Ratio	7.51%	5.00%	4.00%

Liquidity

Liquidity enables PremierWest to meet withdrawals of its deposits and borrowing needs of its loan customers. PremierWest maintains its liquidity position through maintenance of cash resources and the stability of its core deposit base. Liquidity has been relatively stable and adequate over its history. Short-term deposits, however, have grown while excess cash was invested on a short-term basis into federal funds sold and interest-earning deposits with the FHLB. As of December 31, 2001, PremierWest had $15.0 million in federal funds sold.

At December 31, 2001, certificates of deposit represented 37% of total deposits, while demand deposit accounts, or checking accounts represented 19%, and savings accounts and interest-bearing demand accounts represented 44%. Management believes that the bank will have sufficient sources of funds to meet the liquidity needs relating to deposit and savings accounts and maturing certificates of deposit for the next fiscal year.

A further source of liquidity is PremierWest's ability to borrow funds by maintaining a secured line-of-credit with the FHLB up to 15% of the Bank's total assets. As of December 31, 2001, there were $5.6 million advanced in long-term borrowings from the FHLB against PremierWest credit line. Other borrowings of approximately $5.5 million relate to repurchase agreements for customer overnight sweep accounts. The average cost of these funds is approximately 2.60%. PremierWest also has established secured credit lines of approximately $20 million through certain correspondent banks and the discount window with the Federal Reserve Bank of San Francisco.

At December 31, 2001, PremierWest had approximately $58 million in outstanding commitments to extend credit for newly approved loans and available funds for construction projects. Under the terms of such commitments, completion of specified project benchmarks must be certified before funds may be drawn. In addition, it is anticipated that a portion of other commitments will expire or terminate without funding. Management believes that PremierWest's available resources will be sufficient to fund these commitments in the normal course of business.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

The following table illustrates the maturities or repricing of PremierWest's assets and liabilities at December 31, 2001, based upon the contractual maturity or contractual repricing dates of loans and the contractual maturities of time deposits. Prepayment assumptions have not been applied to fixed-rate mortgage loans. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Allocation of deposits other than time deposits to the various maturity and repricing periods is based upon management's best estimate, taking into account, among other things, the policy statement issued by federal bank regulators on August 4, 1995.

(in thousands)	BY REPRICING INTERVAL
31-Dec-01	0-3 Months	4-12 Months	1-5 Years	Over 5 Years	Total
ASSETS
Interest-earning assets:
Federal funds sold and interest-earning deposits in other banks	$ 16,323	$ -	$ -	$ -	$ 16,323
Securities available-for-sale	7,206	13,748	16,323	26,205	63,482
Loans	53,537	74,076	147,807	82,893	358,313
Total	$ 77,066	$ 87,824	$ 164,130	$ 109,098	$ 438,118
LIABILITIES
Interest-bearing liabilities:
Interest-bearing checking and savings	$ 27,939	$ 46,044	$ 54,858	$ 58,531	$ 187,372
Time deposits	44,660	91,122	21,747	2,469	159,998
Borrowings	1,529	557	5,774	3,348	11,208
Total	$ 74,128	$ 137,723	$ 82,379	$ 64,348	$ 358,578
Interest rate sensitivity gap	$ 2,938	$ (49,899)	$ 81,751	$ 44,750	$ 79,540
Cumulative	$ 2,938	$ (46,961)	$ 34,790	$ 79,540
Cumulative gap as a % of earning-assets	3.8%	-53.5%	21.2%	72.9%	18.2%

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

PremierWest's simulation analysis forecasts net interest income and earnings given unchanged interest rates (stable rate scenario). The model then estimates a percentage change from the stable rate scenario under scenarios of rising and falling market interest rates over various time horizons. The simulation model based on December 31, 2001 data, estimates that if a decline of 200 basis points occurs, net interest income could be favorably affected up to approximately 0.5%, while a similar increase in market rates would also have a favorable impact of approximately 0.6%. Because of uncertainties about customer behavior, refinance activity, absolute and relative loan and deposit pricing levels, competitor pricing and market behavior, product volumes and mix, and other unexpected changes in economic events affecting movements and volatility in market rates, there can be no assurance that simulation results are reliable indicators of earnings under such conditions.

	Increase (decrease) in Net Interest income (in thousands)	Net Interest Margin	Return on Equity
As of December 31, 2001
the prime rate was 4.75%	$ -	4.71%	5.12%

PRIME RATE INCREASE OF:
2% to 6.75%	$ 430	4.80%	5.58%
1% to 5.75%	$ 493	4.75%	5.66%

PRIME RATE DECREASE OF:
2% to 2.75%	$ (123)	4.61%	4.99%
1% to 3.75%	$ (228)	4.58%	4.88%

It is PremierWest's policy to manage interest rate risk to maximize long-term profitability under the range of likely interest-rate scenarios.

Item 8. Financial Statements and Supplementary Data

The financial statements called for by this item are included in this report beginning on page F-1.

The following tables set forth the company's unaudited consolidated financial data regarding operations for each quarter of 2001 and 2000. This information, in the opinion of management, includes all adjustments necessary, consisting only of normal and recurring adjustments, to state fairly the information set forth therein. Certain amounts previously reported have been reclassified to conform to the current presentation. These reclassifications had no net impact on the results of operations.

2001

(in thousands, except per share amounts) (unaudited)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
INCOME STATEMENT DATA
Total interest income	$ 6,853	$ 8,100	$ 8,529	$ 8,328
Total interest expense	3,123	3,639	3,679	3,004
Net interest income	3,730	4,461	4,850	5,324
Provision for loan losses	162	193	258	550
Net interest income after provision for loan losses	3,568	4,268	4,592	4,774
Noninterest revenue	706	951	1,076	1,055
Noninterest expense	3,300	4,314	4,746	5,546
Income before income taxes	974	905	922	283
Provision for income taxes	324	305	320	95
Net Income (Loss)	$ 650	$ 600	$ 602	$ 188

Basic earnings per common share	$ 0.07	$ 0.06	$ 0.06	$ 0.01
Diluted earnings per share	$ 0.07	$ 0.06	$ 0.06	$ 0.01

2000

(in thousands, except per share amounts) (unaudited)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
INCOME STATEMENT DATA
Total interest income	$ 5,906	$ 6,442	$ 6,957	$ 6,894
Total interest expense	2,346	2,784	3,015	3,051
Net interest income	3,560	3,658	3,942	3,843
Provision for loan losses	186	193	215	75
Net interest income after provision for loan losses	3,374	3,465	3,727	3,768
Noninterest revenue	414	594	529	393
Noninterest expense	2,824	3,219	3,005	3,227
Income before income taxes	964	840	1,251	934
Provision for income taxes	342	193	380	183
Net income before merger and data conversion costs	622	647	871	751
Merger and data conversion costs (1)	-	883	65	139
Net Income (Loss)	$ 622	$ (236)	$ 806	$ 612

Basic earnings per common share (before merger & data conversion costs)	$ 0.08	$ 0.07	$ 0.10	$ 0.09
Diluted earnings per share (before merger & data converion costs)	$ 0.08	$ 0.07	$ 0.10	$ 0.07
Basic earnings per common share (after merger & data conversion costs)	$ 0.07	$ (0.03)	$ 0.09	$ 0.07
Diluted earnings per share (after merger & data converion costs)	$ 0.07	$ (0.03)	$ 0.09	$ 0.07

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The response to this item is incorporated by reference to PremierWest's Proxy Statement for the 2002 annual meeting of shareholders scheduled for May 23, 2002, under the captions "Information Regarding Directors and Executive Officers" and "Compliance with Section 16 Filing Requirements."

Item 11. Executive Compensation

The response to this item is incorporated by reference to PremierWest's Proxy Statement for the 2002 annual meeting of shareholders scheduled for May 23, 2002, under the captions "Executive Compensation," "Stock Performance Graph," and "Director Compensation."

Item 12. Security Ownership of Certain Beneficial Owners and Management

The response to this item is incorporated by reference to PremierWest's Proxy Statement for the 2002 annual meeting of shareholders scheduled to be held May 23, 2002, under the caption "Security Ownership of Management and Others."

Item 13. Certain Relationships and Related Transactions

The response to this item is incorporated by reference to PremierWest's Proxy Statement for the 2002 annual meeting of shareholders scheduled to be held May 23, 2002, under the caption "Transactions with Directors and Officers."

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)     (1)      Financial Statements:

The consolidated financial statements for the fiscal years ended December 31, 2001, 2000, and 1999 are included in this report beginning on page F-1.

         (2)      Financial Statement Schedules:

All schedules have been omitted because the information is not required, not applicable, not present in amounts sufficient to require submission of the schedule, or is included in the financial statements or notes thereto.

         (3)      The exhibits listed below are filed with, and incorporated into by reference, this report, and the list below constitutes the exhibit index.

(b)               The Company did not file any reports on Form 8-K during the quarter ended December 31, 2001.

Exhibits

3 (i) Articles of Incorporation of PremierWest Bancorp*

   (ii) Bylaws of PremierWest Bancorp*

4      Specimen Stock Certificate*

10.1 Employment Agreement between John L. Anhorn and Bank of Southern Oregon dated April 2, 1998*

10.2 Employment Agreement between Richard R. Heib and Bank of Southern Oregon dated April 2, 1998*

10.3 1992 Combined Incentive and Non-Qualified Stock Option Plan of Bank of Southern Oregon*

10.4 United Bancorp Stock Option Plan, as amended**

21    Subsidiaries of the PremierWest Bancorp

23    Consent of Symonds Evans & Company, P.C. (relating to the audited financial statements of the registrant)

*      Incorporated by reference to the registration statement on Form S-4, and all amendments thereto (commission file no. 333-96209)

**    Incorporated by reference to the registration statement on Form S-8 (commission file no. 333-40886)

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

PREMIERWEST BANCORP

(Registrant)

By:	/s/ John L. Anhorn John L. Anhorn, President and Chief Executive Officer	Date: March 28, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ John Duke John Duke, Director	Date: March 28, 2002

By:	/s/ Patrick Huycke Patrick Huycke, Director	Date: March 28, 2002

By:	/s/ Dennis Hoffbuhr, Director	Date: March __, 2002

By:	/s/ Pete Martini Pete Martini, Director	Date: March 28, 2002

By:	/s/ Thomas Becker Thomas Becker, Director	Date: March 28, 2002

By:	/s/ Rickar Watkins Rickar Watkins, Director	Date: March 28, 2002

By:	/s/ James Patterson James Patterson, Director	Date: March 28, 2002

By:	/s/ John L. Anhorn John L. Anhorn, Director, President and Chief Executive Officer	Date: March 28, 2002

By:	/s/ Richard R. Hieb Richard R. Hieb, Chief Operating Officer	Date: March 28, 2002

By:	/s/ Tom Anderson Tom Anderson, Chief Financial Officer, and Principal Accounting Office	Date: March 28, 2002

EXHIBIT 21

SUBSIDIARIES OF THE REGISTRANT

Name of Subsidiary	Jurisdiction of Incorporation	Name Under Which Business Is Conducted
PremierWest Bank	Oregon	PremierWest Bank Premier Finance PremierWest Investment Services, Inc. Blue Star Properties PremierWest Mortgage Motor Investment Company

EXHIBIT 23

CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statement (Form S-8) pertaining to the 1992 Combined Incentive and Non-Qualified Stock Option Plan of Bank of Southern Oregon and the United Bancorp Stock Option Plan, as amended, of our report dated January 19, 2001, with respect to the consolidated financial statements of PremierWest Bancorp and subsidiaries (PremierWest) as of December 31, 2001 and 2000 and for the years then ended, included in the Annual Report (Form 10-K) for the year ended December 31, 2001. Our report states that we did not audit the consolidated financial statements of United Bancorp and subsidiaries (United) as of and for the year ended December 31, 1999, which were included in the consolidated financial statements of PremierWest. Those statements were audited by other auditors whose report was furnished to us, and our opinion, insofar as it related to the amounts included for United, was based solely on the report of the other auditors. Our report also contains an explanatory paragraph which states that "the consolidated financial statements for the year ended December 31, 1998, represent the combination of the consolidated financial statements of PremierWest and United, which were audited and reported on separately by other auditors. We have audited the combination of the accompanying consolidated financial statements for the year ended December 31, 1998, after restatement for the May 2000 pooling of interests." Insofar as our report related to the amounts included for PremierWest for the year ended December 31, 1998, prior to the restatement for the May 2000 pooling of interests, it was based solely on the report of Kosmatka Donnelly & Co. LLP. Insofar as our report related to the amounts included for United for the year ended December 31, 1998, it was based solely on the report of Knight Vale & Gregory PLLC.

Portland, Oregon

PremierWest
BANCORP

*People doing business with people.*

PREMIERWEST BANCORP
AND SUBSIDIARY

CONSOLIDATED
FINANCIAL STATEMENTS

Years ended December 31, 2001, 2000 and 1999

REPORT OF SYMONDS, EVANS & COMPANY, P.C.,
INDEPENDENT AUDITORS

To the Board of Directors and
Shareholders of PremierWest Bancorp

We have audited the accompanying consolidated balance sheets of PremierWest Bancorp and subsidiary (PremierWest) as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of PremierWest's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the 1999 consolidated financial statements of United Bancorp and subsidiaries (United), which are included in the consolidated financial statements of PremierWest as discussed in Note 2 to the consolidated financial statements, and which statements reflect net interest income of approximately $5,447,000 for the year ended December 31, 1999. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for United, is based solely on the report of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PremierWest Bancorp and subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

Portland, Oregon
January 25, 2002

PREMIERWEST BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2001 and 2000

($ in 000s)

ASSETS	2001	2000

Cash and cash equivalents:
Cash and due from banks	$ 19,731	$ 14,306
Federal funds sold	15,000	3,730
Total cash and cash equivalents	34,731	18,036
Investment securities available-for-sale	64,078	73,634
Interest-bearing deposits with Federal Home Loan Bank	1,250	-
Federal Home Loan Bank stock	1,595	1,490
Loans, net	352,791	232,910
Premises and equipment, net	18,286	11,172
Accrued interest and other assets	15,579	7,004
Total assets	$ 488,310	$ 344,246

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Deposits:
Demand	$ 82,685	$ 51,062
Interest-bearing demand and savings	187,372	125,398
Time	159,998	119,780
Total deposits	430,055	296,240
Federal Home Loan Bank borrowings	5,566	6,672
Securities sold under agreements to repurchase	5,480	6,162
ESOP notes payable	162	383
Accrued interest and other liabilities	3,353	2,347
Total liabilities	444,616	311,804
Shareholders' equity:
Preferred stock, no par value; 1,000,000 shares authorized; none issued	-	-
Common stock, no par value; 20,000,000 shares authorized;
10,854,732 shares issued and outstanding (8,598,917 in 2000)	29,480	18,679
Retained earnings	14,008	14,514
Unearned ESOP compensation	(162)	(383)
Accumulated other comprehensive income (loss)	368	(368)
Total shareholders' equity	43,694	32,442

Total liabilities and shareholders' equity	$ 488,310	$ 344,246

See accompanying notes.

PREMIERWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2001, 2000 and 1999

($ in 000s, except for earnings per common share data)
	2001	2000	1999
Interest and dividend income:
Interest and fees on loans	$ 27,149	$ 20,957	$ 14,470
Taxable interest on investment securities	2,879	3,984	3,910
Nontaxable interest on investment securities	760	753	774
Interest on federal funds sold	715	190	468
Interest-bearing deposits with Federal Home Loan Bank	202	106	745
Dividends on Federal Home Loan Bank stock	105	209	412
Securities purchased under agreements to resell	-	-	33
Total interest and dividend income	31,810	26,199	20,812
Interest expense:
Deposits:
Interest-bearing demand and savings	4,208	4,046	3,210
Time	8,692	5,232	3,469
Federal funds purchased and securities sold under
agreements to repurchase	184	952	813
Federal Home Loan Bank borrowings and ESOP notes payable	361	966	588
Total interest expense	13,445	11,196	8,080
Net interest income	18,365	15,003	12,732
Loan loss provision	1,163	669	835
Net interest income after loan loss provision	17,202	14,334	11,897
Noninterest income:
Service charges on deposit accounts	1,243	989	1,046
Mortgage loan brokerage fees	1,165	163	40
Investment brokerage and annuity fees	261	217	257
Other commissions and fees	916	425	544
Gains on sales of investment securities, net	73	5	7
Other	130	131	186
Total noninterest income	3,788	1,930	2,080
Noninterest expense:
Salaries and employee benefits	10,129	6,850	6,376
Net occupancy and equipment	3,048	1,997	1,554
Communications	857	467	369
Professional fees	699	471	426
Advertising	385	465	451
Merger costs	-	962	-
Other	2,788	2,150	2,366
Total noninterest expense	17,906	13,362	11,542
Income before income taxes	3,084	2,902	2,435
Provision for income taxes	1,044	1,098	707

Net income	$ 2,040	$ 1,804	$ 1,728

Basic earnings per common share	$ 0.20	$ 0.20	$ 0.20

Diluted earnings per common share	$ 0.20	$ 0.20	$ 0.20

See accompanying notes.

PREMIERWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

Years ended December 31, 2001, 2000 and 1999

($ in 000s, except for dividends per common share data)

	Number of shares	Comprehensive income (loss)	Common stock	Retained earnings	Unearned ESOP compensation	Accumulated other comprehensive income (loss)	Total shareholders' equity

Balances at December 31, 1998	8,268,355		$ 17,354	$ 11,265	$ (890)	$ 405	$ 28,134

Comprehensive income:
Net income	-	$ 1,728	-	1,728	-	-	1,728
Other comprehensive loss -							-
unrealized losses on investment
securities available-for-sale of
approximately $2,200 (net of income
taxes of approximately $1,361), net of
reclassification adjustment for net gains
on sales of investment securities
available-for-sale included in net
income of approximately $5 (net of
income taxes of approximately $2)

	-	(2,205)	-	-	-	(2,205)	(2,205)

Comprehensive loss	-	$ (477)	-	-	-	-	-

ESOP compensation expense	-		78	-	286	-	364
Cash dividends paid ($.04 per common							-
share)	-		-	(299)	-	-	(299)
Dividends reinvested	9,118		41	-	-	-	41
Amortization of stock compensation	-		-	16	-	-	16
Stock options exercised	130,406		331	-	-	-	331
Income tax benefit of stock options exercised	-		114	-	-	-	114

Balances at December 31, 1999	8,407,879		17,918	12,710	(604)	(1,800)	28,224

See accompanying notes.

PREMIERWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (continued)

Years ended December 31, 2001, 2000 and 1999

($ in 000s, except for dividends per common share data)

	Number of shares	Comprehensive income	Common stock	Retained earnings	Unearned ESOP compensation	Accumulated other comprehensive income (loss)	Total shareholders' equity

Comprehensive income:
Net income	-	$ 1,804	$ -	$ 1,804	$ -	$ -	$ 1,804
Other comprehensive income -
unrealized gains on investment
securities available-for-sale of
approximately $1,436 (net of income
taxes of approximately $891), net of
reclassification adjustment for net gains
on sales of investment securities
available-for-sale included in net
income of approximately $4 (net of
income taxes of approximately $1)

	-	1,432	-	-	-	1,432	1,432

Comprehensive income	-	$ 3,236	-	-	-	-	-

ESOP compensation expense	-		71	-	221	-	292
Stock options exercised	191,122		593	-	-	-	593
Income tax benefit of stock options exercised	-		97	-	-	-	97
Purchase of fractional shares	(84)		-	-	-	-	-

Balances at December 31, 2000	8,598,917		18,679	14,514	(383)	(368)	32,442

See accompanying notes.

PREMIERWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (continued)

Years ended December 31, 2001, 2000 and 1999

($ in 000s, except for dividends per common share data)

	Number of shares	Comprehensive income	Common stock	Retained earnings	Unearned ESOP compensation	Accumulated other comprehensive income	Total shareholders' equity

Comprehensive income:
Net income	-	$ 2,040	$ -	$ 2,040	$ -	$ -	$ 2,040
Other comprehensive income -
unrealized gains on investment
securities available-for-sale of
approximately $781 (net of income
taxes of approximately $485), net of
reclassification adjustment for net gains on sales of investment securities available-for-sale included in net
income of approximately $45 (net of
income taxes of approximately $28)

	-	736	-	-	-	736	736

Comprehensive income	-	$ 2,776	-	-	-	-	-

Common stock issued to shareholders of
Timberline Bancshares, Inc.	1,674,036		7,995	-	-	-	7,995
5% stock dividend	513,945		2,546	(2,546)	-	-	-
ESOP compensation expense	-		70	-	221	-	291
Stock options exercised	67,834		119	-	-	-	119
Income tax benefit of stock options exercised	-		71	-	-	-	71

Balances at December 31, 2001	10,854,732		$ 29,480	$ 14,008	$ (162)	$ 368	$ 43,694

See accompanying notes.

PREMIERWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2001, 2000 and 1999

($ in 000s)
	2001	2000	1999
Cash flows from operating activities:
Net income	$ 2,040	$ 1,804	$ 1,728
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	1,966	1,221	884
Loan loss provision	1,163	669	835
Gains of sales of investment securities available-for-sale, net	(73)	(5)	(7)
Amortization of premium (accretion of discount) on investment
securities, net	(27)	22	(13)
Credit for deferred income taxes	(489)	(348)	(238)
Income tax benefit of stock options exercised	71	97	114
Dividends on Federal Home Loan Bank stock	(105)	(209)	(412)
Changes in accrued interest receivable/payable and other
assets/liabilities	(304)	(731)	163
Net cash provided by operating activities	4,242	2,520	3,054
Cash flows from investing activities:
Purchases of investment securities available-for-sale	(37,298)	-	(40,931)
Proceeds from maturities and calls of investment securities
available-for-sale	40,160	5,221	15,357
Proceeds from sales of investment securities available-for-sale	18,146	4,801	1,464
Proceeds from sale of Federal Home Loan Bank stock	-	4,536	-
Decrease (increase) in interest-bearing deposits with Federal Home
Loan Bank	(1,250)	1,000	5,000
Loan originations, net	(64,187)	(62,733)	(33,564)
Purchases of premises and equipment, net	(5,928)	(2,097)	(4,603)
Acquired net assets of Timberline Bancshares, Inc., net of cash and
cash equivalents acquired of $24,314	18,118	-	-
Other	-	-	24
Net cash used in investing activities	(32,239)	(49,272)	(57,253)
Cash flows from financing activities:
Net increase in deposits	46,361	66,495	15,559
Net increase (decrease) in Federal Home Loan Bank borrowings	(1,106)	(10,730)	9,268
Net increase (decrease) in securities sold under agreements
to repurchase	(682)	(12,438)	6,789
Stock options exercised	119	593	331
Dividends reinvested	-	-	41
Cash dividends paid	-	-	(299)
Net cash provided by financing activities	44,692	43,920	31,689
Net increase (decrease) in cash and cash equivalents	16,695	(2,832)	(22,510)
Cash and cash equivalents at beginning of the year	18,036	20,868	43,378
Cash and cash equivalents at end of the year	$ 34,731	$ 18,036	$ 20,868

See accompanying notes.

1. Description of business and summary of significant accounting policies

Principles of consolidation

The accompanying consolidated financial statements include the accounts of PremierWest Bancorp and its wholly-owned subsidiary, PremierWest Bank (collectively, "PremierWest" or "the Bank"). PremierWest Bank's wholly-owned subsidiaries include PremierWest Investment Services, Inc., Premier Finance Company, and Blue Star Properties, Inc. In addition, the accompanying consolidated financial statements have been retroactively restated to reflect PremierWest Bancorp becoming the bank holding company for PremierWest Bank and for PremierWest Bancorp's merger with United Bancorp (United) in May 2000 which was accounted for as a pooling-of-interests (see Note 2). All significant intercompany accounts and transactions have been eliminated in consolidation.

Description of business

The Bank conducts a general banking business and primarily operates in one business segment. The Bank's service area primarily includes Jackson, Josephine, Douglas, and Klamath counties of southern Oregon and Siskiyou County of northern California. Its activities include the usual lending and deposit functions of a commercial bank: commercial, real estate, installment and mortgage loans; checking, time deposit and savings accounts; mortgage loan brokerage services; automated teller machines (ATMs) and safe deposit facilities.

Method of accounting

The Bank prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States and prevailing practices within the banking industry. The Bank utilizes the accrual method of accounting which recognizes income when earned and expenses when incurred. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of income and expenses during the reporting periods. Actual results could differ from those estimates.

Cash and cash equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, money market funds, amounts due from banks and federal funds sold. Generally, federal funds are sold for one-day periods.

The Bank maintains balances in correspondent bank accounts which, at times, may exceed federally insured limits. Management believes that its risk of loss associated with such balances is minimal due to the financial strength of the correspondent banks. The Bank has not experienced any losses in such accounts.

1. Description of business and summary of significant accounting policies (continued)

Supplemental disclosures of cash flow information ($ in 000s)

During 2001, 2000 and 1999, noncash transactions resulted from unrealized gains (losses) on investment securities available-for-sale, net of income taxes, a stock dividend and the income tax benefit of stock options exercised, as disclosed in the accompanying consolidated statements of changes in shareholders' equity. In addition, noncash transactions included the following for the years ended December 31, 2001, 2000 and 1999:

	2001	2000	1999
Transfers of loans to other real estate	$ 587	$ 574	$ 1,136
ESOP compensation expense, including market-to-market
adjustments	291	292	364

During 2001, 2000 and 1999, the Bank paid approximately $13,470, $10,967 and $7,989, respectively, in interest expense.

Investment securities available-for-sale

Investment securities available-for-sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported as other comprehensive income or loss, net of income taxes.

Gains or losses on the sales of available-for-sale securities are determined using the specific-identification method. Premiums and discounts on available-for-sale securities are recognized in interest income using the interest method over the period to maturity.

Declines in the fair value of individual available-for-sale securities below their cost that are other than temporary would result in write-downs of the individual securities to their fair value. The related write-downs would be included in earnings as realized losses. Management believes that all unrealized losses on investment securities available-for-sale as of December 31, 2001 and 2000 are temporary.

Federal Home Loan Bank

The Bank's interest-bearing deposits with Federal Home Loan Bank (FHLB) mature within one year and are carried at cost.

The Bank's investment in FHLB stock is carried at par value, which approximates fair value. As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets or FHLB advances. At December 31, 2001 and 2000, the Bank met its minimum required investment. The Bank may request redemption at par value of any FHLB stock in excess of the minimum required investment. Stock redemptions are at the discretion of FHLB.

1. Description of business and summary of significant accounting policies (continued)

Loans

Loans are stated at the amount of unpaid principal, reduced by the allowance for loan losses and deferred loan fees. The allowance for loan losses represents management's recognition of the assumed risks of extending credit and the quality of the existing loan portfolio. The allowance is established to absorb known and inherent losses in the loan portfolio as of the balance sheet date. The allowance is maintained at a level considered adequate to provide for estimated loan losses based on management's assessment of various factors affecting the portfolio. Such factors include historical loss experience; review of problem loans; underlying collateral values and guaranties; current economic conditions; legal representation regarding the outcome of pending legal action for collection of loans and related loan guaranties; and an overall evaluation of the quality, risk characteristics and concentration of loans in the portfolio. The allowance is based on estimates, and ultimate losses may vary from the current estimates. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in operations in the periods in which they become known. The allowance is increased by provisions charged to operations and reduced by loans charged-off, net of recoveries.

The Bank considers loans to be impaired when management believes that it is probable that all amounts due will not be collected according to the contractual terms. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price or the fair value of the loan's underlying collateral or related guaranty. Since a significant portion of the Bank's loans are collateralized by real estate, the Bank primarily measures impairment based on the estimated fair value of the underlying collateral or related guaranty. In certain other cases, impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate. Amounts deemed impaired are either specifically allocated for in the allowance for loan losses or reflected as a partial charge-off of the loan balance. Smaller balance homogeneous loans (typically installment loans) are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual installment loans for impairment disclosures. Generally, the Bank evaluates a loan for impairment when it is placed on nonaccrual status. All of the Bank's impaired loans at December 31, 2001 and 2000 were on nonaccrual status.

The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to make payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.

Loan origination and commitment fees, net of certain direct loan origination costs, are generally recognized as an adjustment of the yield of the related loan.

Interest income on all loans is accrued as earned on the simple interest method.

Various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgment of the information available to them at the time of their examinations.

1. Description of business and summary of significant accounting policies (continued)

Premises and equipment

Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization of premises and equipment is computed on the straight-line method over the shorter of the estimated useful lives of the assets or terms of the leases. Amortization of leasehold improvements is included in depreciation and amortization expense in the accompanying consolidated financial statements.

Goodwill ($ in 000s)

Goodwill is the excess of the cost over fair value of net assets acquired in business combinations. Goodwill is amortized on the straight-line method, generally over a 20-year period (see "recently issued accounting standards" later in Note 1). In addition, it is the Bank's policy to review goodwill for impairment whenever events or changes in circumstances indicate that its investment in the underlying businesses that gave rise to such goodwill may not be recoverable. At December 31, 2001 and 2000, accrued interest and other assets in the accompanying consolidated balance sheets includes goodwill, net of accumulated amortization, of approximately $6,948 and $717, respectively. Goodwill amortization for 2001 and 2000 was approximately $305 and $20, respectively. There was no goodwill amortization in 1999.

Other real estate

Other real estate, acquired through foreclosure or deeds in lieu of foreclosure, is carried at the lower of cost or estimated net realizable value. When the property is acquired, any excess of the loan balance over the estimated net realizable value is charged to the allowance for loan losses. Holding costs, subsequent write-downs to net realizable value, if any, or any disposition gains or losses are included in noninterest income and expense.

Shareholders' equity

Business combination information (see Note 2), basic and diluted earnings per common share (see Note 14), cash dividends per common share, ESOP information (see Note 16) and stock option plan information (see Note 17) have been adjusted to give retroactive effect to a 5% stock dividend issued in 2001.

Advertising

Advertising costs are generally charged to expense during the year in which they are incurred.

Income taxes

Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision (credit) for income taxes.

1. Description of business and summary of significant accounting policies (continued)

Recently issued accounting standards

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These statements make significant changes to the accounting for business combinations and goodwill. SFAS No. 141 eliminates the pooling-of-interests method of accounting and requires that the purchase method of accounting be used for business combinations initiated after June 30, 2001. SFAS No. 142 discontinues the practice of amortizing goodwill and requires that goodwill be continually evaluated for impairment and be written-down when appropriate. SFAS No. 142 also requires that other intangible assets that have been separately identified and accounted for continue to be amortized over a determinable useful life. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Application of the non-amortization provisions of SFAS No. 142 will eliminate the Bank's future amortization of goodwill. However, beginning in 2002, the Bank will perform the first of the required goodwill impairment tests to determine if an impairment loss should be recognized. Management has not yet determined the effect that these impairment tests will have on the Bank's consolidated financial position or results of operations.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting obligations associated with the retirement of long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management does not expect that the adoption of SFAS No. 143 will have a material effect on the Bank's consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and provides guidance on the classification and accounting for such assets when held for sale or abandonment. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management does not expect that the adoption of SFAS No. 144 will have a material effect on the Bank's consolidated financial statements.

Reclassifications

Certain amounts in 2000 and 1999 have been reclassified to conform with the 2001 presentation.

2. Business combinations ($ in 000s, except share data)

On April 16, 2001, the Bank completed the acquisition of Timberline Bancshares, Inc. and its wholly-owned subsidiary, Timberline Community Bank (collectively, "Timberline"). The Bank issued approximately 1.758 million shares of its common stock valued at approximately $7,995 and approximately $5,595 in cash to Timberline shareholders in connection with the acquisition. In addition, the Bank incurred approximately $791 in acquisition costs. The acquisition was accounted for using the purchase method of accounting. Accordingly, the assets and liabilities of Timberline have been recorded by the Bank at their respective estimated fair values at the time of the completion of the transaction, and the results of operations of Timberline have been included with those of the Bank since the date of the acquisition. The excess of the Bank's purchase price over the estimated net fair value of the identifiable assets acquired and liabilities assumed is reported as goodwill and was amortized on a straight-line basis over a period of 20 years.

2. Business combinations ($ in 000s, except share data) (continued)

The estimated fair values of the net assets acquired and liabilities assumed at the acquisition date are summarized as follows:

Assets:
Cash and due from banks	$ 4,614
Federal funds sold	19,700
Investment securities	10,159
Loans, net	56,040
Premises and equipment	2,847
Other assets	8,604

Total assets acquired	$ 101,964

Liabilities:
Deposits	$ 86,800
Other liabilities	783
Total liabilities assumed	87,583
Net assets acquired	14,381

$ 101,964

The following pro forma information presents the Bank's consolidated results of operations as if the acquisition of Timberline had occurred at the beginning of the periods presented below. The pro forma information does not purport to be indicative of the actual results of operations that would have occurred had the transaction taken place at the beginning of the periods presented or the future results of operations.

	Years ended December 31,

	2001	2000

Total interest and non-interest income	$ 37,694	$ 35,600
Net income	1,436	2,262

Basic earnings per common share	0.13	0.21
Diluted earnings per common share	0.13	0.21

Effective May 8, 2000, PremierWest Bancorp became the holding company for PremierWest Bank and acquired United Bancorp and its wholly-owned subsidiary, Douglas National Bank (collectively, "United"). The merger was affected by issuing approximately 3.902 million shares of PremierWest common stock in exchange for 100% of the outstanding shares of United common stock. The merger was accounted for as a pooling-of-interests and, accordingly, all prior period consolidated financial statements of PremierWest have been restated to include the accounts and transactions of United. All information in the accompanying consolidated financial statements concerning common stock, employee stock plans and per share data has been restated on an equivalent share basis.

2. Business combinations ($ in 000s, except share data) (continued)

Net interest income and net income of PremierWest and United on a separate company basis for the three-month period ended March 31, 2000 (unaudited) and the year ended December 31, 1999 were as follows:

Three-month period ended
	March 31, 2000 (unaudited)		Year ended December 31, 1999
	PremierWest	United	PremierWest	United

Net interest income	$ 2,017	$ 1,525	$ 7,285	$ 5,447
Net income	410	211	1,241	487

There were no material transactions between PremierWest and United prior to the merger. The effects of conforming United's accounting policies to those of PremierWest were not significant.

3. Cash and due from banks ($ in 000s)

The Bank was required to maintain an average reserve balance of approximately $2,582 at December 31, 2001 with the Federal Reserve Bank (FRB) or maintain such reserve balance in the form of cash. This requirement was met by holding cash and maintaining an average reserve balance with the FRB in excess of this amount. The Bank was not required to maintain a reserve balance with the FRB at December 31, 2000.

4. Investment securities available-for-sale ($ in 000s)

Investment securities available-for-sale at December 31, 2001 and 2000 consisted of the following:

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
2001	cost	gains	losses	fair value
U.S. Government and agency
securities	$ 31,263	$ 453	$ 35	$ 31,681
Mortgage-backed securities and
collateralized mortgage obligations	11,669	161	11	11,819
Obligations of state and political
subdivisions	16,255	162	84	16,333
Corporate bonds	3,971	-	50	3,921
Equity securities	324	-	-	324

	$ 63,482	$ 776	$ 180	$ 64,078

4. Investment securities available-for-sale ($ in 000s) (continued)

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
2000	Cost	gains	losses	fair value
U.S. Government and agency
securities	$ 41,531	$ 27	$ 404	$ 41,154
Mortgage-backed securities and
collateralized mortgage obligations	17,198	52	167	17,083
Obligations of state and political
subdivisions	15,176	84	189	15,071
Equity securities	326	-	-	326

	$ 74,231	$ 163	$ 760	$ 73,634

The amortized cost and estimated fair value of investment securities available-for-sale at December 31, 2001, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

	Amortized	Estimated
	cost	fair value
Due in one year or less	$ 3,440	$ 3,489
Due after one year through five years	33,693	34,050
Due after five years through ten years	11,850	11,926
Due after ten years	2,506	2,470
Mortgage-backed securities and collateralized mortgage obligations	11,669	11,819
Equity securities	324	324

	$ 63,482	$ 64,078

Investment securities available-for-sale with a carrying value of approximately $38,760 and $39,337 at December 31, 2001 and 2000, respectively, were pledged to secure public deposits, FHLB borrowings, repurchase agreement deposit accounts and for other purposes as required or permitted by law.

Gross realized gains and losses on sales of investment securities available-for-sale in 2001, 2000 and 1999 were as follows:

	Gross	Gross
	realized	realized	Net gains
	gains	losses	on sales
2001	$ 136	$ 63	$ 73
2000	10	5	5
1999	7	-	7

5. Loans ($ in 000s)

Loans at December 31, 2001 and 2000 consisted of the following:

	2001	2000
Commercial	$ 80,866	$ 37,878
Real estate - construction	59,754	48,039
Real estate - other	175,047	114,902
Consumer installment	36,110	30,675
Other	6,616	5,478
	358,393	236,972
Less:
Allowance for loan losses	4,825	3,476
Deferred loan fees	777	586
	5,602	4,062

Loans, net	$ 352,791	$ 232,910

The Bank's market area consists principally of Jackson, Josephine, Douglas and Klamath counties of southern Oregon and Siskiyou County of northern California. A substantial portion of the Bank's loans are collateralized by real estate in these geographic areas and, accordingly, the ultimate collectibility of a substantial portion of the Bank's loan portfolio is susceptible to changes in the respective local market conditions.

In the normal course of business, the Bank participates portions of loans to third parties in order to extend the Bank's lending capability or to mitigate risk. At December 31, 2001 and 2000, the portion of these loans participated to third parties (which are not included in the accompanying consolidated financial statements) totaled approximately $1,649 and $3,078, respectively.

6. Allowance for loan losses ($ in 000s)

Transactions in the allowance for loan losses for the years ended December 31, 2001, 2000 and 1999 were as follows:

	2001	2000	1999
Balance at beginning of the year	$ 3,476	$ 3,075	$ 2,832

Loan loss provision	1,163	669	835
Timberline allowance for loan losses at date of acquisition	1,396	-	-
Loans charged-off	(1,335)	(507)	(834)
Recoveries of loans previously charged-off	125	239	242

Balance at end of the year	$ 4,825	$ 3,476	$ 3,075

6. Allowance for loan losses ($ in 000s) (continued)

Loans on nonaccrual status at December 31, 2001 and 2000 were approximately $2,115 and $4,803, respectively. Interest income which would have been realized on such nonaccrual loans if they had remained current in 2001, 2000 and 1999 was approximately $334, $539 and $410, respectively. Loans contractually past due 90 days or more on which the Bank continued to accrue interest at December 31, 2001 and 2000 were insignificant. As of December 31, 2001 and 2000, there were no commitments to lend additional funds to borrowers whose loans had been modified.

At December 31, 2001 and 2000, the Bank had approximately $2,115 and $4,803, respectively, in impaired loans, which are also nonaccrual loans as disclosed above. Impaired loans had a valuation allowance of approximately $556 and $720 at December 31, 2001 and 2000, respectively. The average recorded investment in impaired loans was approximately $3,706, $3,885 and $4,143 in 2001, 2000 and 1999, respectively. Interest income recognized on impaired loans in 2001, 2000 and 1999 was insignificant.

7. Premises and equipment ($ in 000s)

Premises and equipment at December 31, 2001 and 2000 consisted of the following:

	2001	2000
Land and improvements	$ 3,413	$ 2,378
Buildings and leasehold improvements	11,884	7,245
Furniture and equipment	8,937	6,188
	24,234	15,811
Less accumulated depreciation and amortization	6,617	4,956
	17,617	10,855
Construction in progress	669	317

Premises and equipment, net	$ 18,286	$ 11,172

8. Time deposits ($ in 000s)

Time deposits in excess of $100 aggregated approximately $61,124 and $50,814 at December 31, 2001 and 2000, respectively.

At December 31, 2001, the scheduled annual maturities of all time deposits were approximately as follows:

2002	$ 134,879
2003	14,333
2004	5,026
2005	2,957
2006	2,616
Thereafter	187

$ 159,998

9. FHLB borrowings ($ in 000s)

The Bank had long-term borrowings outstanding with the FHLB totaling $5,566 and $6,672 as of December 31, 2001 and 2000, respectively. The Bank makes monthly principal and interest payments on the long-term borrowings which mature between 2001 and 2014 and bear interest at rates ranging from 5.82% to 7.63%. The Bank also participates in the Cash Management Advance Program (the Program) with the FHLB. As of December 31, 2001, and 2000, the Bank had no borrowings outstanding under the Program. Under the Program, the Bank had available borrowings of approximately $72,212 as of December 31, 2001, with interest at the FHLB's cash management rate. All outstanding borrowings with the FHLB are collateralized by a blanket pledge agreement on the Bank's FHLB stock, any funds on deposit with the FHLB and investment securities available-for-sale and loans.

10. Federal funds purchased ($ in 000s)

Federal funds purchased generally mature within one to four days from the transaction date. Information concerning federal funds purchased for the years ended December 31, 2001, 2000 and 1999 is summarized as follows:

	2001	2000	1999
Average balance during the year	$ 17	$ 3,286	$ 2,538
Average interest rate during the year	3.4%	6.8%	5.4%
Maximum month-end balance during the year	$ 700	$ 6,370	$ 6,380

The Bank maintains federal funds lines with correspondent banks as a back-up source of liquidity. As of December 31, 2001, the Bank had approximately $20,000 of federal funds lines available to draw against on an uncollateralized basis.

11. Securities sold under agreements to repurchase ($ in 000s)

Securities sold under agreements to repurchase represent short-term borrowings with maturities which do not exceed 90 days. The following is a summary of such short-term borrowings for the years ended December 31, 2001, 2000 and 1999:

	2001	2000	1999
Average balance during the year	$ 7,044	$ 14,886	$ 15,041
Average interest rate during the year	2.6%	4.9%	4.5%
Maximum month-end balance during the year	$ 7,636	$ 23,464	$ 17,883

12. Off-balance sheet financial instruments ($ in 000s)

In the normal course of business, the Bank is a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of amounts recognized in the accompanying consolidated balance sheets. The contractual amounts of these instruments reflect the extent of the Bank's involvement in these particular classes of financial instruments. As of December 31, 2001 and 2000, the Bank had no commitments to extend credit at below-market interest rates and held no significant derivative financial instruments.

12. Off-balance sheet financial instruments ($ in 000s) (continued)

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The distribution of commitments to extend credit approximates the distribution of loans outstanding.

A summary of the Bank's off-balance sheet financial instruments at December 31, 2001 and 2000 is approximately as follows:

	2001	2000
Commitments to extend credit	$ 58,075	$ 45,129
Standby letters of credit	2,005	590

Total off-balance sheet financial instruments	$ 60,080	$ 45,719

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of fees. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held for commitments varies but may include accounts receivable, inventory, property and equipment, residential real estate and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These guaranties are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held, if required, varies as specified above.

13. Income taxes ($ in 000s)

The provision (credit) for income taxes for the years ended December 31, 2001, 2000 and 1999 was approximately as follows:

	2001	2000	1999
Current:
Federal	$ 1,295	$ 1,207	$ 780
State	238	239	165
	1,533	1,446	945
Deferred	(489)	(348)	(238)

Provision for income taxes	$ 1,044	$ 1,098	$ 707

13. Income taxes ($ in 000s) (continued)

The provision for income taxes results in effective tax rates which are different than the federal income tax statutory rate. The nature of the differences for the years ended December 31, 2001, 2000 and 1999 were approximately as follows:

	2001	2000	1999
Expected federal income tax provision at statutory
rate of 34%	$ 1,049	$ 987	$ 828
State income taxes, net of federal effect	148	158	108
Effect of non-taxable interest income, net	(234)	(254)	(232)
Non-deductible merger costs	-	218	-
Other, net	81	(11)	3

Provision for income taxes	$ 1,044	$ 1,098	$ 707

The components of the net deferred tax assets at December 31, 2001 and 2000 were approximately as follows:
	2001	2000
Assets:
Allowance for loan losses	$ 1,371	$ 813
Benefit plans	459	234
Net unrealized losses on investment securities available-for-sale	-	229
Other	76	260
Total deferred tax assets	1,906	1,536
Liabilities:
Net unrealized gains on investment securities available-for-sale	228	-
FHLB stock dividends	605	565
Premises and equipment	443	3
Other	358	-
Total deferred tax liabilities	1,634	568

Net deferred tax assets	$ 272	$ 968

Management believes, primarily based upon the Bank's historical performance, that the net deferred tax assets will be recognized in the normal course of operations and, accordingly, management has not reduced net deferred tax assets by a valuation allowance.

The Bank made income tax payments of approximately $1,107, $1,040 and $633 during 2001, 2000 and 1999, respectively.

14. Basic and diluted earnings per common share ($ in 000s, except per share amounts)

The Bank's basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. The Bank's diluted earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding plus dilutive common shares related to stock options.

The numerators and denominators used in computing basic and diluted earnings per common share for the years ended December 31, 2001, 2000 and 1999 can be reconciled as follows:

	Net income	Shares	Per-share
	(numerator)	(denominator)	amount
2001
Basic earnings per common share -
Income available to common
shareholders	$ 2,040	10,312,754	$ 0.20

Effect of assumed conversion of stock
options	-	112,010

Diluted earnings per common share	$ 2,040	10,424,764	$ 0.20

2000
Basic earnings per common share -
Income available to common
shareholders	$ 1,804	9,019,615	$ 0.20

Effect of assumed conversion of stock
options	-	108,441

Diluted earnings per common share	$ 1,804	9,128,056	$ 0.20

1999
Basic earnings per common share -
Income available to common
shareholders	$ 1,728	8,533,550	$ 0.20

Effect of assumed conversion of stock
options	-	257,652

Diluted earnings per common share	$ 1,728	8,791,202	$ 0.20

15. Transactions with related parties ($ in 000s)

Some of the officers and directors (and the companies with which they are associated) are customers of, and have had banking transactions with, the Bank in the ordinary course of the Bank's business. In addition, the Bank expects to continue to have such banking transactions in the future. All loans, and commitments to loans, to such parties are generally made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. In the opinion of management, these transactions do not involve more than the normal risk of collectibility or present any other unfavorable features.

15. Transactions with related parties ($ in 000s) (continued)

An analysis of the activity with respect to loans to directors and officers of the Bank for the year ended December 31, 2001 was approximately as follows:

Balance at December 31, 2000	$ 7,999
Additions	4,283
Repayments	(4,397)

Balance at December 31, 2001	$ 7,885

16. Benefit plans ($ in 000s)

401(k) profit sharing plan

The Bank maintains a 401(k) profit sharing plan (the Plan) that covers substantially all full-time employees. Employees may make voluntary tax-deferred contributions to the Plan, and the Bank's contributions to the Plan are at the discretion of the Board of Directors (the Board), not to exceed the amount deductible for federal income tax purposes. Employees vest in the Bank's contributions to the Plan over a period of seven years. Total amounts charged to operations under the Plan were approximately $106, $69 and $74 for the years ended December 31, 2001, 2000 and 1999, respectively.

ESOP

The Bank sponsors a leveraged employee stock ownership plan (ESOP) that covers substantially all previous employees of United. The Bank makes annual contributions to the ESOP. The amount of the annual contribution is discretionary, except that it must be sufficient to enable the ESOP to service its debt. The debt of the ESOP consists of notes payable to KeyBank with interest at fixed rates from 7.00% to 7.70%. The debt is due in quarterly installments and is scheduled to mature in 2002 and 2003. The initial ESOP shares were pledged as collateral for the debt. As the debt is repaid, shares are released and allocated to former United employees currently employed by the Bank, based on the proportion of debt paid. The debt of the ESOP is recorded as a liability, and the shares pledged as collateral are reported as unearned ESOP compensation in the shareholders' equity section of the accompanying consolidated balance sheets. As shares are released from collateral, the Bank reports compensation expense equal to the current market price of the shares for all shares acquired by the ESOP. The difference between the allocated shares' market value and the cost of the allocated shares in 2001, 2000 and 1999 was approximately $70, $71 and $78, respectively, and is included in salaries and employee benefits expense in the accompanying consolidated statements of income and in common stock in the accompanying consolidated statements of shareholders' equity. ESOP compensation expense related to the payment of debt was approximately $221, $221 and $286 in 2001, 2000 and 1999, respectively. The ESOP shares are considered outstanding for earnings per share computations. Cash dividends paid on unallocated shares which are collateral for debt are used to repay the ESOP debt. Cash dividends paid on allocated shares are distributed to the accounts of the ESOP participants.

16. Benefit plans ($ in 000s) (continued)

Shares held by the ESOP as of December 31, 2001 and 2000 were classified as follows:

	2001	2000
Allocated shares:
Prior to January 1, 1993	64,748	64,748
Subsequent to December 31, 1992	494,224	454,007
	558,972	518,755
Unallocated shares	61,365	101,582

Total ESOP shares	620,337	620,337

The approximate fair market value of the Bank's unallocated shares at December 31, 2001 and 2000 was approximately $356 and $492, respectively.

17. Stock option plan ($ in 000s, except per share amounts)

Under the Bank's Stock Option Plan (the Stock Option Plan), it may grant Incentive Stock Options (ISOs) and Non-qualified Stock Options (NSOs) to key employees. The option price of ISOs is the fair market value at the date of grant, and the option price of NSOs is to be a price not less than 85% of the fair market value at the date of grant. The options generally vest over time, and all options generally expire after a period of ten years. However, the Board has the right to suspend or terminate the Stock Option Plan at any time, except with respect to the remaining options outstanding.

SFAS No. 123, "Accounting for Stock-Based Compensation," (SFAS No. 123) requires companies, such as the Bank, that use the intrinsic value method to account for employee stock options to provide pro forma disclosures of the net income and earnings per share effect of applying the fair value-based method of accounting for stock options. The effect of applying the fair value-based method to stock options granted in the years ended December 31, 2001, 2000 and 1999 resulted in an estimated weighted-average grant date fair value of $2.07, $2.09 and $1.21, respectively. Had compensation cost been determined based on the fair value of the options at the date of grant, the Bank's pro forma net income, basic earnings per common share and diluted earnings per common share for the years ended December 31, 2001, 2000 and 1999 would have been as follows:

		2001	2000	1999
Net income	As reported	$ 2,040	$ 1,804	$ 1,728
	Pro forma	2,115	1,690	1,600

Basic earnings per common share	As reported	$ 0.20	$ 0.20	$ 0.20
	Pro forma	0.20	0.19	0.19

Diluted earnings per common share	As reported	$ 0.20	$ 0.20	$ 0.20
	Pro forma	0.20	0.19	0.18

17. Stock option plan ($ in 000s, except per share amounts) (continued)

The Bank used the Black-Scholes option-pricing model with the following weighted-average assumptions to value options granted for the years ended December 31, 2001, 2000 and 1999:

	2001	2000	1999
Dividend yield	1.5%	1.5%	1.5%
Expected volatility	35%	41%	37%
Risk-free interest rate	5.0%	5.0%	6.0%
Expected option lives	7 years	7 years	7 years

At December 31, 2001, 158,958 shares reserved under the Stock Option Plan were available for future grant. Activity related to the Stock Option Plan for the years ended December 31, 2001, 2000 and 1999 was as follows:

	2001		2000		1999
		Weighted- average exercise price		Weighted- average exercise price		Weighted- average exercise price
	Options out- standing		Options out- standing		Options out- standing

Balance at beginning
of year	596,584	$ 4.34	841,126	$ 3.83	801,490	$ 3.46
Granted	5,000	5.26	57,544	4.82	191,814	4.32
Forfeited	(56,871)	4.46	(101,408)	3.50	(15,252)	3.30
Exercised	(67,834)	2.09	(200,678)	2.73	(136,926)	2.41
Balance at end
of year	476,879	$ 4.66	596,584	$ 4.34	841,126	$ 3.83

Information regarding the number, weighted-average exercise price and weighted-average remaining contractual life of options by range of exercise price at December 31, 2001 is as follows:

Exercise price range	Options outstanding			Exercisable options
	Number of options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Number of options	Weighted- average exercise price

$0-$1.00	51,660	$ 0.77	1	51,660	$ 0.77
$1.01-$2.00	60,747	1.22	4	60,747	1.21
$3.01-$4.00	134,368	3.22	7	134,369	3.22
$4.01-$5.00	19,011	4.47	8	12,711	4.33
$5.01-$6.00	22,345	5.12	8	17,344	5.08
$6.01-$7.00	4,998	6.78	7	2,999	6.78
$7.01-$8.00	183,750	7.86	7	105,000	7.86
	476,879	$ 4.66	5.97	384,830	$ 3.99

Exercisable options as of December 31, 2000 and 1999 totaled 397,815 and 442,497, respectively.

18. Contingencies

In the ordinary course of business, the Bank becomes involved in various litigation arising from normal banking activities. In the opinion of management, the ultimate disposition of these actions will not have a material adverse effect on the Bank's consolidated financial position or results of operations.

19. Estimated fair values of financial instruments ($ in 000s)

The following disclosures are made in accordance with the provisions of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," which requires the disclosure of fair value information about financial instruments where it is practicable to estimate that value.

In cases where quoted market values are not available, the Bank primarily uses present value techniques to estimate the fair values of its financial instruments. Valuation methods require considerable judgment, and the resulting estimates of fair value can be significantly affected by the assumptions made and methods used. Accordingly, the estimates provided herein do not necessarily indicate amounts which could be realized in a current market exchange.

In addition, as the Bank normally intends to hold the majority of its financial instruments until maturity, it does not expect to realize many of the estimated amounts disclosed. The disclosures also do not include estimated fair value amounts for items which are not defined as financial instruments but which have significant value. These include such off-balance sheet items as core deposit intangibles on non-acquired deposits. The Bank does not believe that it would be practicable to estimate a representational fair value for these types of items as of December 31, 2001 and 2000.

Because SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements, any aggregation of the fair value amounts presented would not represent the underlying value of the Bank.

The Bank used the following methods and assumptions to estimate the fair value of its significant financial instruments:

Cash and cash equivalents: The carrying amount approximates the estimated fair value of these instruments.

Investment securities available-for-sale: The market value of investment securities available-for-sale, which is based on quoted market values or the market values for comparable securities, represents estimated fair value.

Interest-bearing deposits with FHLB:  The carrying amount approximates the estimated fair value.

FHLB stock:  The carrying amount approximates the estimated fair value.

Loans: The estimated fair value of loans is calculated by discounting the contractual cash flows of the loans using December 31, 2001 and 2000 origination rates. The resulting amounts are adjusted to estimate the effect of changes in the credit quality of borrowers since the loans were originated.

19. Estimated fair values of financial instruments ($ in 000s) (continued)

Deposits: The estimated fair value of demand deposits, consisting of checking, savings and certain interest-bearing demand deposit accounts, is represented by the amounts payable on demand. The estimated fair value of time deposits is calculated by discounting the scheduled cash flows using the December 31, 2001 and 2000 rates offered on these instruments.

FHLB borrowings: The estimated fair value of FHLB borrowings is calculated by discounting the scheduled cash flows using quoted rates from the FHLB as of December 31, 2001 and 2000.

Securities sold under agreements to repurchase:  The carrying amounts of securities sold under agreements to repurchase approximate the estimated fair value due to the short-term nature of these borrowings.

Off-balance sheet financial instruments: The estimated fair value of off-balance sheet financial instruments (primarily commitments to extend credit and standby letters of credit) is not significant.

The estimated fair values of the Bank's significant on-balance sheet financial instruments at December 31, 2001 and 2000 were as follows:

	2001		2000
	Carrying	Estimated	Carrying	Estimated
	value	fair value	value	fair value
Financial assets:
Cash and cash equivalents	$ 34,731	$ 34,731	$ 18,036	$ 18,036
Investment securities available-
for-sale	64,078	64,078	73,634	73,634
Interest-bearing deposits with FHLB	1,250	1,250	-	-
FHLB stock	1,595	1,595	1,490	1,490
Loans, net	352,791	359,264	232,910	232,136

Financial liabilities:
Deposits	430,055	434,559	296,240	284,873
FHLB borrowings	5,566	5,774	6,672	6,684
Securities sold under agreements to
repurchase	5,480	5,480	6,162	6,162

20. Regulatory matters ($ in 000s)

PremierWest Bancorp and PremierWest Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on PremierWest Bancorp's and PremierWest Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, PremierWest Bancorp and PremierWest Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. PremierWest Bancorp's and PremierWest Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

20. Regulatory matters ($ in 000s) (continued)

Quantitative measures established by regulation to ensure capital adequacy require PremierWest Bancorp and PremierWest Bank to maintain minimum amounts and ratios (set forth in the tables below) of Tier 1 capital to average assets, and Tier 1 and total capital to risk-weighted assets (all as defined in the regulations). Management believes that as of December 31, 2001 and 2000, PremierWest Bancorp and PremierWest Bank met or exceeded all relevant capital adequacy requirements.

As of December 31, 2001, the most recent notification from the regulators categorized PremierWest Bancorp and PremierWest Bank as "well capitalized" under the regulatory framework for prompt correction action. To be categorized as "well capitalized," PremierWest Bancorp and PremierWest Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since the notification from the regulators that management believes would change PremierWest Bancorp's or PremierWest Bank's regulatory capital categorization.

PremierWest Bancorp's actual and required capital amounts and ratios are presented in the following table:

			Regulatory minimum to be "adequately capitalized"		Regulatory minimum to be "well capitalized" under prompt correc- tive action provisions

	Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2001:
Tier 1 capital (to average assets)	$ 36,024	7.5%	$ 19,198	4.0%	$ 23,998	5.0%
Tier 1 capital
(to risk-weighted assets	36,024	9.1	15,870	4.0	23,805	6.0
Total capital
(to risk-weighted assets)	40,849	10.3	31,740	8.0	39,675	10.0
December 31, 2000:
Tier 1 capital (to average assets)	31, 943	9.8	13,087	4.0	16,358	5.0
Tier 1 capital
(to risk-weighted assets)	31, 943	11.1	11,632	4.0	17,448	6.0
Total capital
(to risk-weighted assets)	35,183	12.1	23,265	8.0	29,081	10.0

PremierWest Bank's actual and required capital amounts and ratios are presented in the following table:

			Regulatory minimum to be "adequately capitalized"		Regulatory minimum to be "well capitalized" under prompt correc- tive action provisions

	Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2001:
Tier 1 capital (to average assets)	$ 35,093	7.3%	$ 19,153	4.0%	$ 23,942	5.0%
Tier 1 capital
(to risk-weighted assets	35,093	8.9	15,834	4.0	23,750	6.0
Total capital
(to risk-weighted assets)	39,918	10.1	31,667	8.0	39,584	10.0

20. Regulatory matters ($ in 000s) (continued)

			Regulatory minimum to be "adequately capitalized"		Regulatory minimum to be "well capitalized" under prompt correc- tive action provisions

	Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2000:
Tier 1 capital (to average assets)	$ 30,269	9.2%	$ 13,144	4.0%	$ 16,430	5.0%
Tier 1 capital
(to risk-weighted assets	30,269	10.5	11,561	4.0	17,342	6.0
Total capital
(to risk-weighted assets)	33,645	11.6	23,122	8.0	28,904	10.0

21. Parent company financial information ($ in 000s)

Condensed financial information for PremierWest Bancorp (parent company only) is presented as follows:

CONDENSED BALANCE SHEETS

	December 31,
	2001	2000
Assets:
Cash and cash equivalents	$ 921	$ 814
Investment in subsidiary	42,753	29,480
Premises and equipment	23	1,651
Other assets	173	901

Total assets	$ 43,870	$ 32,846

Liabilities:
ESOP notes payable	$ 162	$ 383
Other liabilities	14	21
Total liabilities	176	404
Shareholders' equity	43,694	32,442

Total liabilities and shareholders' equity	$ 43,870	$ 32,846

21. Parent company financial information ($ in 000s) (continued)

CONDENSED STATEMENTS OF INCOME

	Years ended December 31,
	2001	2000	1999
Operating income	$ 197	$ 250	$ 196
Operating expense	189	643	327
Income (loss) before credit (provision) for income taxes,
dividends from subsidiary, and equity in undistributed
net earnings of subsidiary	8	(393)	(131)
Credit (provision) for income taxes	(3)	151	43
Income (loss) before dividends from subsidiary, and
equity in undistributed net earnings of subsidiary	5	(242)	(88)
Dividends from subsidiary	-	-	416
Equity in undistributed net earnings of subsidiary	2,035	2,046	1,400

Net income	$ 2,040	$ 1,804	$ 1,728

21. Parent company financial information ($ in 000s) (continued)

CONDENSED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2001	2000	1999
Cash flows from operating activities:
Net income	$ 2,040	$ 1,804	$ 1,728
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	26	28	57
Equity in undistributed net earnings of	(2,035)	(2,046)	(1,400)
subsidiary
Income tax benefit of stock options exercised	71	97	114
Other, net	107	584	286
Net cash provided by operating activities	209	467	785
Cash flows used by investing activities -
Purchases of premises and equipment, net	-	(278)	(411)

Cash flows from financing activities:
Payments on ESOP notes payable	(221)	(221)	(286)
Proceeds from stock options exercised	119	593	331
Repayment of notes payable to subsidiary	-	-	(248)
Dividends reinvested	-	-	41
Cash dividends paid	-	-	(299)
Net cash provided (used) by financing
activities	(102)	372	(461)
Net increase (decrease) in cash and cash equivalents	107	561	(87)

Cash and cash equivalents at beginning of the year	814	253	340

Cash and cash equivalents at end of the year	$ 921	$ 814	$ 253