Form 10-Q
period 2002-03-31
PREMIERWEST BANCORP
filed 2002-05-14
CIK 1102287

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)
/X/	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2002
OR
/ /	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File Number 333-96209

PREMIERWEST BANCORP
(Exact name of registrant as specified in its charter)
OREGON (State of Incorporation)	93-1282171 (I.R.S. Employer Identification Number)

503 Airport Road P.O. Box 40 Medford, Oregon (Address of principal executive offices)	97504 (Zip Code)

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

Yes /X/          No /   /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of latest practicable date: 10,978,674 shares as of May 9, 2002.

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

Form 10-Q

Table of Contents

		PAGE
Part I	FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements	4

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 4.	Submission of Matters to a Vote of Securities Holders	16

Item 6.	Exhibits and Reports on Form 8-K	16

Signatures		16

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

PREMIERWEST BANCORP AND SUBSIDIARY CONDENSED CONSOLIDATED BALANCE SHEETS (Dollars in 000's) (UNAUDITED)
	March 31, 2002	December 31, 2001
ASSETS
CASH AND DUE FROM BANKS	$19,877	$19,731
FEDERAL FUNDS SOLD AND INTEREST-BEARING DEPOSITS	9,304	15,000

Total cash and cash equivalents	29,181	34,731
INVESTMENT SECURITIES AVAILABLE-FOR-SALE	62,020	65,328
LOANS, NET OF ALLOWANCE FOR LOAN LOSSES	361,389	352,791
FEDERAL HOME LOAN BANK STOCK	1,595	1,595
PREMISES AND EQUIPMENT, NET	18,621	18,286
ACCRUED INTEREST AND OTHER ASSETS	16,359	15,579

TOTAL ASSETS	$489,165	$488,310

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
DEPOSITS:
Non-interest-bearing checking	$80,300	$82,685
Savings and interest-bearing demand	202,373	187,372
Time	145,493	159,998

Total deposits	428,166	430,055
FEDERAL HOME LOAN BANK BORROWINGS	5,406	5,566
REPURCHASE AGREEMENTS	7,183	5,480
EMPLOYEE STOCK OWNERSHIP PLAN NOTES PAYABLE	91	162

Total borrowings	12,680	11,208
OTHER LIABILITIES	3,451	3,353

Total liabilities	444,297	444,616
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Preferred stock - no par value; 1,000,000 shares authorized; none issued	-	-
Common stock - no par value; 20,000,000 shares authorized; and 11,512,539 and 11,397,468 shares issued and outstanding in 2002 and 2001, respectively	29,870	29,480
Retained earnings	14,915	14,008
Unearned Employee Stock Ownership Plan compensation	(91)	(162)
Accumulated other comprehensive income	174	368

Total shareholders' equity	44,868	43,694

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$489,165	$488,310

See accompanying notes.

PREMIERWEST BANCORP AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in 000's, Except for Earnings per Share Data)
(UNAUDITED)
	FOR THE THREE MONTHS ENDED
	March 31,	March 31,
	2002	2001
Interest income:
Interest and fees on loans	$7,299	$5,712
Interest-earning deposits	51	128
Investment securities	800	1,013

Total interest income	8,150	6,853
Interest expense:
Deposits	2,356	2,940
Other borrowings	102	183

Total interest expense	2,458	3,123

Net interest income	5,692	3,730
Loan loss provision	292	162

Net interest income after loan loss provision	5,400	3,568
Non-interest income	1,278	706
Non-interest expense:
Salaries and employee benefits	3,151	1,964
Occupancy & equipment, net	985	555
Communications	296	128
Professional fees	174	80
Supplies	143	67
Other	545	506

Total non-interest expense	5,294	3,300

Income before income taxes	1,384	974
Provision for income taxes	477	324

Net income	$907	$650

Earnings per common share:
Basic	$0.08	$0.07

Diluted	$0.08	$0.07

See accompanying notes.

PREMIERWEST BANCORP AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollars in 000's)
(UNAUDITED)
					Accumulated
				Unearned	other		Total
		Comprehensive	Retained	ESOP	comprehensive	Common	shareholders'
		income	earnings	compensation	income (loss)	stock	equity
BALANCE - JANUARY 1, 2001			$14,514	$(383)	$(368)	$18,679	$32,442
Comprehensive income:
Net income		$650	650	-	-	-	650
Unrealized gain
on investment securities
available-for-sale,
net of taxes		642	-	-	642	-	642

Comprehensive income	$	$ 1,292

ESOP compensation expense			-	55	-	-	55
Stock options exercised			-	-	-	15	15

BALANCE - MARCH 31, 2001			$15,164	$(328)	$274	$18,694	$33,804

BALANCE - JANUARY 1, 2002			$14,008	$(162)	$368	$29,480	$43,694
Comprehensive income:
Net income		$907	907	-	-	-	907
Unrealized loss
on investment securities
available-for-sale
(net of taxes),
net of reclassification
adjustment for gains included
in the income statement
of approximately $89(net of
$55 in taxes)		(194)	-	-	(194)	-	(194)

Comprehensive income		$713

ESOP compensation expense			-	71	-	27	98
Tax benefit of stock
options exercised			-	-	-	148	148
Stock options exercised			-	-	-	215	215

BALANCE - MARCH 31, 2002			$14,915	$(91)	$174	$29,870	$44,868

See accompanying notes.

PREMIERWEST BANCORP AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in 000's)
(UNAUDITED)
	FOR THE THREE MONTHS ENDED
	March 31,	March 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$907	$650
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	495	288
Amortization of premiums (accretion of discounts)
on investment securities, net	16	(20)
Dividends on Federal Home Loan Bank stock	(24)	(24)
Net securities gains	(145)	-
Net gain on sale of property	(41)	-
Loan loss provision	292	162
Recognition of deferred compensation relating to ESOP	98	55
Increase in accrued interest and other assets	(634)	(47)
Increase (decrease) in accrued interest and other liabilities	98	(150)

Net cash provided by operating activities	1,062	914
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available-for-sale	(7,056)	(7,059)
Proceeds from sales of investment securities available-for-sale	6,334	2,500
Proceeds from calls and maturities of investment
securities available-for-sale	3,991	20,302
Loan originations, net	(8,890)	(5,756)
Purchase of premises and equipment, net	(789)	(274)

Net cash (used) provided by investing activities	(6,410)	9,713
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(1,889)	3,254
Net borrowings (repayments)	1,472	(347)
Proceeds from exercise of stock options	215	15

Net cash (used) provided by financing activities	(202)	2,922
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,550)	13,549
CASH AND CASH EQUIVALENTS - Beginning of the period	34,731	18,036

CASH AND CASH EQUIVALENTS - End of the period	$29,181	$31,585

See accompanying notes.

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

PremierWest Bank, including its subsidiaries, serves Jackson, Josephine, Douglas, and Klamath counties of Southern Oregon and Siskiyou and Shasta counties of Northern California.

Basis of presentation: The condensed consolidated financial statements include the accounts of PremierWest Bancorp and its wholly owned subsidiary, PremierWest Bank, and the PremierWest Bank's wholly owned subsidiaries, PremierWest Investment Services, Premier Finance Company, and Blue Star Properties, Inc. (collectively, "the Company" or "the Bank"). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The balance sheet data as of December 31, 2001 was derived from audited financial statements and does not include all disclosures contained in the 2001 Annual Report to Shareholders. The interim condensed consolidated financial statements should be read in conjunction with the Company's 2001 consolidated financial statements, including the notes thereto, included in the 2001 Annual Report to Shareholders. The reader should keep in mind that the results of operations for the interim periods shown in the accompanying condensed consolidated financial statements are not necessarily indicative of results for any future interim periods or the entire fiscal year.

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

Stock dividends:  On April 19, 2001, the Company declared a 5% stock dividend payable to its shareholders of record June 1, 2001. On April 18, 2002, the Company declared a 5% stock dividend payable to its shareholders of record June 1, 2002. All share and per share data in the accompanying condensed consolidated financial statements have been retroactively restated to reflect the stock dividends.

2. INVESTMENT SECURITIES

At March 31, 2002, approximately $36 million in investment securities available-for-sale were pledged to secure public deposits and nonpublic deposits and borrowings. Investment securities available-for-sale at March 31, 2002 and December 31, 2001 consisted of the following:

	2002
(Dollars in 000's)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
U.S. agency securities	$30,988	$189	$101	$31,076
Mortgage-backed securities
and collateralized mortgage obligations	8,749	95	2	8,842
Obligations of states and
political subdivisions	16,902	202	41	17,063
Corporate bonds	3,969	-	58	3,911
Other securities	1,128	-	-	1,128

Total	$61,736	$486	$202	$62,020

	2001
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
(Dollars in 000's)	cost	gains	losses	value
U.S. agency securities	$31,263	$453	$35	$31,681
Mortgage-backed securities
and collateralized mortgage obligations	11,669	161	11	11,819
Obligations of states and
political subdivisions	16,255	162	84	16,333
Corporate bonds	3,971	-	50	3,921
Other securities	1,574	-	-	1,574

Total	$64,732	$776	$180	$65,328

3. LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio at March 31, 2002 and December 31, 2001 was as follows:

(Dollars in 000's)	2002	2001
Commercial	$ 94,090	$ 80,866
Real estate - construction	56,266	59,754
Real estate - other	180,212	175,047
Consumer installment	33,982	36,110
Other	2,843	6,616

	367,393	358,393
Less:
Allowance for loan losses	5,142	4,825
Deferred loan fees	862	777
Loan, net	$ 361,389	$ 352,791

Impaired loans, on which the accrual of interest had been discontinued, were approximately $2.1 million at March 31, 2002 and December 31, 2001.

A summary of changes in the allowance for loan losses for the three months ended March 31, 2002 and 2001 were as follows:

(Dollars in 000's)	2002	2001
Balance - Beginning of the period	$ 4,825	$ 3,476
Loans charged-off	(19)	(22)
Loan recoveries	44	14
Loan loss provision	292	162

Balance - End of the period	$ 5,142	$ 3,630

4. LINE OF CREDIT AND OTHER BORROWINGS

The Company has a line of credit available with Federal Home Loan Bank of Seattle (FHLB) for up to approximately $70 million as of March 31, 2002. This line of credit is secured by restricted FHLB stock owned by the Company and is limited to 15% of the Bank's total assets and by the amount of FHLB stock held by the Bank. Interest and principal payments are due monthly on any outstanding borrowings. As of March 31, 2002 and December 31, 2001, the Company had no draws on short-term advances from FHLB under the line of credit. The Company has also borrowed long-term funds from the FHLB against this line of credit, aggregating approximately $5.4 million and $5.6 million as of March 31, 2002 and December 31, 2001, respectively. As of March 31, 2002, $4.9 million is due August 28, 2008, and the remaining $500,000 is due at various times through February 2014. The Company is making monthly principal payments of approximately $53,000 plus interest at rates of 5.82% to 7.63%.

Borrowings of approximately $7.2 million and $5.5 million at March 31, 2002 and December 31, 2001, relate to repurchase agreements used for customer overnight sweep accounts. The cost of these funds at March 31, 2002 is an average annual rate of interest of approximately 1.29%. Certain investment securities, as required, have been pledged as collateral to fully secure the long-term debt and the repurchase agreements.

Additionally, as of March 31, 2002 the Company has approximately $20 million in available borrowings through lines of credit with certain correspondent banks and through the Federal Reserve Bank's discount window.

5. COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve various levels and elements of credit and interest rate risk in excess of the amount recognized in the accompanying condensed consolidated financial statements. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. As of March 31, 2002, the Company has $57 million of commitments to extend credit to customers and $2 million of standby letters of credit.

In the ordinary course of business, the Bank becomes involved in various litigation arising from normal banking activities. In the opinion of management, the ultimate disposition of these actions will not have a material adverse effect on the Bank's consolidated financial position or results of operations.

6. EARNINGS PER SHARE

The Company's basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period, retroactively adjusted for all stock dividends. The Company's diluted earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding plus dilutive common shares related to stock options, retroactively adjusted for all stock dividends.

Three-months ended March 31, 2002 and 2001:
Weighted average number of common shares:	2002	2001
Basic earnings per common share	11,447,000	9,482,000
Diluted earnings common per share	11,536,000	9,594,000

7. RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 discontinues the practice of amortizing goodwill and requires that goodwill be continually evaluated for impairment and be written-down when appropriate. SFAS No. 142 also requires that other intangible assets that have been separately identified and accounted for continue to be amortized over a determinable useful life. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Application of the non-amortization provisions of SFAS No. 142 have eliminated the Bank's amortization of goodwill beginning with the three months ended March 31, 2002. However, beginning in 2002, the Bank will perform the first of the required goodwill impairment tests to determine if an impairment loss should be recognized. Management has not yet determined the effect that these impairment tests will have on the Bank's consolidated financial position or results of operations.

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

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and provides guidance on the classification and accounting for such assets when held for sale or abandonment. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Bank's adoption of SFAS No. 144 did not have a material effect on its consolidated financial statements.

8. ACQUISITION OF TIMBERLINE BANCSHARES, INC.

On April 16, 2001, the Company completed the acquisition of Timberline Bancshares, Inc. and its wholly owned subsidiary, Timberline Community Bank (Timberline). The acquisition was accounted for using the purchase method of accounting. Accordingly, the assets and liabilities of Timberline have been recorded by the Company at their respective estimated fair values at the time of the completion of the transaction and the results of Timberline have been included with those of the Company since the date of the acquisition. As of March 31, 2002, the accompanying condensed consolidated balance sheet included approximately $5.9 million in goodwill related to this acquisition.

The following pro forma information presents the Company's consolidated results of operations as if the acquisition of Timberline had occurred at the beginning of the first period presented. The pro forma information does not purport to be indicative of the actual results of operations that would have occurred had the transactions taken place at the beginning of the first period presented or of future results of operations.

(Dollars in 000's, except earnings per share)	Three-months ended March 31,
	2002	2001
	Actual	Pro Forma
Total interest and non-interest income	$ 9,428	$ 9,382
Net income	$ 907	$ 317
Basic earnings per common share	$ 0.08	$ 0.03
Diluted earnings per common share	$ 0.08	$ 0.03

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

HIGHLIGHTS

As discussed in the notes accompanying the condensed consolidated financial statements included in this report, effective May 8, 2000, PremierWest Bancorp and its subsidiaries consummated a merger as a pooling-of-interests. The merger was between Bank of Southern Oregon, which changed its name to PremierWest Bank, and United Bancorp and its wholly owned subsidiary, Douglas National Bank.

On April 16, 2001, the Company completed the acquisition of Timberline Bancshares, Inc. and its wholly owned subsidiary, Timberline Community Bank ("Timberline"). The acquisition was accounted for using the purchase method of accounting. Accordingly, the assets and liabilities of Timberline have been recorded by the Company at their respective estimated fair values at the time of the completion of the acquisition and the results of Timberline have been included with those of the Company since the date of the acquisition. The unidentified intangible assets related to the excess of the Company's purchase price over the estimated net fair value of the assets acquired and liabilities assumed is reported as goodwill. The financial statement data for the periods presented are not comparable as a result of the acquisition of Timberline using the purchase method of accounting.

FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

The Company had net income of $907,000 for the three months ended March 31, 2002, which was an increase of $257,000 (or 40%) compared to the same period in 2001. This increase is due mainly to a $2.5 million increase in net interest income and non-interest income offset by an increase of $2.2 million in non-interest expense and applicable income taxes over the comparative three-month period ended March 31, 2001.

The following table presents information regarding yields on interest-earning assets, expense on interest-bearing liabilities, net interest spread, net yields on average interest-earning assets, return on average assets and return on average equity for the periods indicated (dollars in thousands):
Analysis for the three-month period ended March 31, 2002 and 2001	2002	2001	Increase (Decrease)	% Change
Average interest earning assets	$ 436,415	$ 312,999	$ 123,416	39.4%
Average interest bearing liabilities	438,715	306,498	132,217	43.1%
Average total assets	485,411	341,828	143,583	42.0%
Average equity	44,425	33,343	11,082	33.2%
Average yield earned	7.57%	8.88%	-1.3%	-14.7%
Average rate paid	2.27%	4.13%	-1.9%	-45.0%

Net interest spread	5.30%	4.75%	0.6%	11.6%

Net interest income to average interest earning assets	5.29%	4.83%	0.5%	9.5%
Return on average assets	0.76%	0.77%	0.0%	-1.3%
Return on average equity	8.28%	7.91%	0.4%	4.7%
Efficiency ratio	75.95%	74.39%	1.6%	2.1%

NET INTEREST INCOME. Net interest income before the loan loss provision increased $2 million for the three-month period ended March 31, 2002 over the same period in 2001. Of this increase, $590,000 was contributed from the Timberline operations. The remaining increase was mainly due to an increase in the volume of loans offset by a decrease in overall yields. The Company's volume of interest-earning assets increased approximately $123 million during the three months ended March 31, 2002 as compared to the corresponding period in 2001. Average earning assets of $50 million relates to the acquired Timberline operations. Though the Company's cost of funds decreased to 2.27%, the volume of its interest-bearing liabilities increased $132 million ($92 million relating to the acquired Timberline operations) during the three months ended March 31, 2002 as compared to the corresponding period in 2001. As a result, the Company's interest rate margin increased 46 basis points resulting in a 9.5% increase in net interest margin.

LOAN LOSS PROVISION. The loan loss provision during the three-month periods ended March 31, 2002 was $292,000 compared to $162,000 for the three-month period ended March 31, 2001. The Company had net recoveries of $25,000 during the three-month period ended March 31, 2002, compared to net charge-offs of $8,000 for the corresponding period in 2001. Additions to the loan loss provision have increased the allowance for loan losses to $5.1 million as of March 31, 2002, compared to $3.6 million as of March 31, 2001. Of the increase in the allowance for loan losses, $1.4 million relates to loans of $57 million acquired in the Timberline transaction. The remaining increase in the allowance for loan losses is primarily related to specific and inherent losses in the loan portfolio. The Company's ratio of allowance for loan losses to total loans was 1.4% at March 31, 2002, compared to 1.5% at March 31, 2001. Non-performing assets (defined as loans on non-accrual status, 90 days or more past due, and other real estate owned) either specifically reserved or adequately collateralized were $4.4 million and $6.4 million at March 31, 2002 and 2001, respectively.

NON-INTEREST INCOME. Non-interest income increased 81% to $1.3 million for the three months ended March 31, 2002, as compared to $706,000 for the same period in 2001. Of this increase, $145,000 relates to net gain on sale of securities, $127,000 relates to the acquired Timberline operations, $190,000 relates to an increase in mortgage brokerage fees, $68,000 relates to investment services, and $55,000 relates to account service fees.

NON-INTEREST EXPENSE. Non-interest expense increased $2.0 million for the three months ended March 31, 2002 as compared to the corresponding period in 2001. Salaries and employee benefits increased $1.2 million ($290,000 relates to Timberline) as a result of higher costs associated with new branch personnel, severance costs incurred, increases in commissions paid and employee benefits incurred during the three months ended March 31, 2002 as compared to the corresponding period in 2001. Occupancy and equipment expenses increased a total of $430,000 ($122,000 relates to Timberline) for the three months ended March 31, 2002, as compared to the same period in 2001. This increase was attributed to depreciation and other building charges with new branch and office facilities. Other non-interest expense increased by $39,000 due to the Company's increase in operations offset by cost savings associated with the two community bank acquisitions.

While the Company's efficiency ratio was 75.95% during the first quarter 2002 compared to 74.39% for the first quarter of 2001, it would had been 76.48% if Timberline's results of operations were combined with PremierWest's as of the beginning of the first quarter of 2001.

FINANCIAL CONDITION. Total assets at March 31, 2002, increased slightly to $489 million since December 31, 2001. Loans grew $8.6 million to $361 million accounting for 74% of total assets. Deposits remained level at $428 million resulting in a loan to deposit ratio of 85.6% compared to 80.8% as of March 31, 2001. With the acquisition of Timberline in April 2001, the Company added approximately $8 million to capital increasing the Company's capital to assets ratio to 9.17% as of March 31, 2002.

LIQUIDITY. Liquidity enables the Company to meet withdrawals of its deposits and borrowing needs of its loan customers. The Company maintains its liquidity position through maintenance of cash resources and the stability of its core deposit base. Liquidity declined slightly during this quarter as a result of the increase in loan volume. Excess cash was invested on a short-term basis into federal funds sold and interest-earning deposits with the FHLB. As of March 31, 2002, the Company had $9.3 million in federal funds sold.

A further source of liquidity is the Company's ability to borrow funds by maintaining a secured line-of-credit with the FHLB up to 15% of the Bank's total assets. As of March 31, 2002, $5.4 million had been advanced in long-term borrowings from the FHLB against the Company's credit line. Other borrowings of approximately $7.2 million relate to repurchase agreements for customer overnight sweep accounts. The cost of these funds is approximately 1.29%. The Company also has established secured credit lines of approximately $20 million through certain correspondent banks and the discount window with the Federal Reserve Bank of San Francisco.

At March 31, 2002, the Company had approximately $57 million in outstanding commitments to extend credit for newly approved loans and available funds for construction projects. Under the terms of such commitments, completion of specified project benchmarks must be certified before funds may be drawn. In addition, it is anticipated that a portion of other commitments will expire or terminate without funding. Management believes that the Company's available resources will be sufficient to fund these commitments in the normal course of business.

CAPITAL RESOURCES. Federal regulators require the calculation of risk-based capital. This is an analysis that weights balance sheet and off-balance sheet items for their inherent risk. It requires minimum standards for risk-based capital-by-capital tier. As a minimum requirement, total risk-based capital ratio should be at least 8.00%, Tier 1 capital ratio should be at least 4.00%, and a leverage capital ratio should be at least 4.00%. At March 31, 2002, the Company's estimated regulatory capital ratios were as follows: total risk-based capital ratio of 10.46%, Tier 1 capital ratio of 9.21%, and a leverage capital ratio of 7.80%. If the Company were fully leveraged, further growth could be restricted to the level attainable through generation and retention of net income or the Company could seek additional capital from outside sources.

MARKET RISK. Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises principally from interest rate risk in its lending, deposit and borrowing activities. Management actively monitors and manages its interest rate risk exposure. Although the Company manages other risks, as in credit quality and liquidity risk, in the normal course of business, management considers interest rate risk to be a significant market risk, which could have the largest material effect on the Company's financial condition and results of operations. Other types of market risks, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities. The Company had not experienced a significant change in market risk at March 31, 2002 as compared to December 31, 2001. The Company is experiencing a reduction in cost of deposits due to the increase in non-interest bearing deposits and the run-off of certificates of deposits with interest rates in excess of 6% resulting in an improvement in its interest rate margin.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS. From time to time PremierWest or its wholly owned subsidiary, PremierWest Bank (the "bank"), is involved in various legal proceedings that are incident to its business. The following information is given with respect to the more significant pending matters.

Bernard J. Woodward, et al vs. Bank of Southern Oregon (nka PremierWest Bank), Black Oak Construction, Inc., et al; Jackson County Circuit Court, Oregon filed March 1, 2001.

This matter involves a claim by the plaintiff alleging that the bank deposited checks payable to the plaintiff and Black Oak Construction, a bank customer in the amount of $930,840, without plaintiff's consent. Plaintiff is seeking return of the proceeds, interest and costs and has indicated an intent to seek punitive damages. The bank has denied liability and filed a counterclaim for approximately $1.16 million for losses incurred on other loans to Black Oak Construction. The dispute involves the right of the bank to deposit the proceeds of checks payable to the plaintiff and Black Oak Construction to repay certain outstanding loans to Black Oak Construction in connection with a joint construction project between the plaintiff and Black Oak Construction. The bank's counterclaim alleges the plaintiff intentionally caused Black Oak Construction to under bid other construction contracts. Discovery in the case is not yet completed. A trial date is currently scheduled for May 2002. Management believes its actions were proper; however a favorable outcome in the litigation cannot be assured.

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

PREMIERWEST BANCORP
(Registrant)
DATED: May 13, 2002	By: /s/ Tom Anderson Tom Anderson Chief Financial Officer
DATED: May 13, 2002	By: /s/ John L. Anhorn John L. Anhorn Chief Executive Officer
DATED: May 13, 2002	By: /s/ Bruce R. McKee Bruce R. McKee Chief Accounting Officer