Form 10-Q
period 2002-06-30
PREMIERWEST BANCORP
filed 2002-08-14
CIK 1102287

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

/X/      Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002
                               --------------

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

Yes  /X/    No / /


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of latest practicable date: 11,528,193 shares as of July 31, 2002.

                 Disclosure Regarding Forward-Looking Statements


This report includes forward-looking statements within the meaning of Section 21D of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on the beliefs of the Company's management and on assumptions made by and information currently available to management. All statements other than statements of historical fact regarding the Company's financial position, business strategy and plans and objectives of management for future operations of the Company are forward-looking statements. When used herein, the words "expect to", "plan", "anticipate", "believe", "estimate", and "intend" and words or phrases of similar predictive nature, as they relate to the Company or management, are intended in part to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to (i) projections of revenues, income or expenses, earnings per share, capital expenditures, dividends, capital structure and other financial items, (ii) statements of the plans and objectives of the Company or its management, or Board of Directors, including the introduction of new products or services, plans for expansion, acquisitions or future growth, or estimates or predictions of actions by customers, vendors, competitors or regulatory authorities, (iii) statements about future economic performance and potential economic conditions, and (iv) statements of assumptions underlying other statements about the Company and its business. Although management believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Forward-looking statements are subject to various risks and uncertainties, which could cause actual results to differ materially and adversely from those indicated by the forward-looking statements. These risks and uncertainties include the Company's ability to maintain or expand its market share and net interest margins, or to implement its marketing and growth strategies. Further, actual results may be affected by the Company's ability to compete on price and other factors with other financial institutions; customer acceptance of new products and services; general trends in the banking industry and the regulatory environment, as they relate to the Company's cost of funds and returns on assets. In addition, there are risks inherent in the banking industry relating to collectibility of loans and changes in interest rates. The reader is advised that this list of risks is not exhaustive and should not be construed as any prediction by the Company as to which risks would cause actual results to differ from those indicated by the forward-looking statements.

                                    Form 10-Q
                                Table of Contents


Part I     FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements.....................4

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations............................13



Part II    OTHER INFORMATION

Item 1.    Legal Proceedings..............................................16

Item 4.    Submission of Matters to a Vote of Securities Holders..........16

Item 6.    Exhibits and Reports on Form 8-K...............................17

Signatures................................................................17

Certifications............................................................18

PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          PREMIERWEST BANCORP AND SUBSIDIARY
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                               (Dollars in 000's)
                                   (UNAUDITED)
                                                                           June 30,     December 31,
                                                                             2002           2001
                                                                          ----------    ----------
                                                ASSETS
CASH AND DUE FROM BANKS                                                    $ 25,070      $ 19,731
FEDERAL FUNDS SOLD AND INTEREST-BEARING DEPOSITS                              6,474        15,000
                                                                          ----------    ----------
                Total cash and cash equivalents                              31,544        34,731
INVESTMENT SECURITIES AVAILABLE-FOR-SALE                                     43,029        65,328
LOANS, NET OF ALLOWANCE FOR LOAN LOSSES                                     379,134       352,791
FEDERAL HOME LOAN BANK STOCK                                                  1,643         1,595
PREMISES AND EQUIPMENT, NET                                                  18,518        18,286
ACCRUED INTEREST AND OTHER ASSETS                                            16,407        15,579
                                                                          ----------    ----------
                TOTAL ASSETS                                              $ 490,275     $ 488,310
                                                                          ==========    ==========
                                 LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
      DEPOSITS:
        Non-interest-bearing checking                                      $ 85,683      $ 82,685
        Savings and interest-bearing demand                                 206,474       187,372
        Time                                                                128,488       159,998
                                                                          ----------    ----------
                 Total deposits                                             420,645       430,055
      FEDERAL HOME LOAN BANK BORROWINGS                                      10,746         5,566
      REPURCHASE AGREEMENTS                                                   9,526         5,480
      EMPLOYEE STOCK OWNERSHIP PLAN NOTES PAYABLE                                64           162
                                                                          ----------    ----------
                 Total borrowings                                            20,336        11,208
      OTHER LIABILITIES                                                       2,945         3,353
                                                                          ----------    ----------
                 Total liabilities                                          443,926       444,616
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
      Preferred stock - no par value; 1,000,000 shares authorized;
        none issued                                                               -             -
      Common stock - no par value; 20,000,000 shares authorized;
        and 11,527,193 and 11,397,468 shares issued and outstanding
        in 2002 and 2001, respectively                                       33,493        29,480
      Retained earnings                                                      12,402        14,008
      Unearned Employee Stock Ownership Plan compensation                       (64)         (162)
      Accumulated other comprehensive income                                    518           368
                                                                          ----------    ----------
                 Total shareholders' equity                                  46,349        43,694
                                                                          ----------    ----------
                 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $ 490,275     $ 488,310
                                                                          ==========    ==========


                             See accompanying notes

                       PREMIERWEST BANCORP AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             (Dollars in 000's, Except for Earnings per Share Data)
                                   (UNAUDITED)
                                                FOR THE THREE MONTHS ENDED   FOR THE SIX MONTHS ENDED
                                                ---------------------------  ------------------------
                                                  June 30,       June 30,     June 30,     June 30,
                                                    2002          2001          2002         2001
                                                -------------  ------------  -----------  -----------
Interest income:
  Interest and fees on loans                         $ 7,330       $ 6,739     $ 14,628     $ 12,451
  Interest-earning deposits                               12           353           64          481
  Investment securities                                  691         1,008        1,491        2,021
                                                -------------  ------------  -----------  -----------
     Total interest income                             8,033         8,100       16,183       14,953
Interest expense:
  Deposits                                             1,981         3,513        4,337        6,453
  Other borrowings                                       126           126          228          309
                                                -------------  ------------  -----------  -----------
     Total interest expense                            2,107         3,639        4,565        6,762
                                                -------------  ------------  -----------  -----------
Net interest income                                    5,926         4,461       11,618        8,191
Loan loss provision                                      295           193          587          355
                                                -------------  ------------  -----------  -----------
     Net interest income after
       loan loss provision                             5,631         4,268       11,031        7,836
Non-interest income
     Service fees                                        576           372        1,103          762
     Mortgage loan brokerage fees                        410           427          868          666
     Commissions from investment services                208            29          314           67
     Net gains on sale of investment securities          141            11          285           35
     Other                                                33           112           76          127
                                                -------------  ------------  -----------  -----------
                                                       1,368           951        2,646        1,657
Non-interest expense:
  Salaries and employee benefits                       3,114         2,476        6,265        4,440
  Occupancy & equipment, net                           1,022           779        2,007        1,334
  Communications                                         274           191          570          319
  Professional fees                                      215            95          389          175
  Supplies                                               101           124          244          191
  Other                                                  600           649        1,145        1,155
                                                -------------  ------------  -----------  -----------
Total non-interest expense                             5,326         4,314       10,620        7,614
                                                -------------  ------------  -----------  -----------
Income before income taxes                             1,673           905        3,057        1,879
Provision for income taxes                               546           305        1,023          629
                                                -------------  ------------  -----------  -----------
     Net income before cumulative effect
       of an accounting change                         1,127           600        2,034        1,250
Cumulative effect of an accounting change,
     net of tax                                          (99)            -          (99)           -
                                                -------------  ------------  -----------  -----------
     Net income                                      $ 1,028         $ 600      $ 1,935      $ 1,250
                                                =============  ============  ===========  ===========
Earnings per common share:
  Basic                                               $ 0.10        $ 0.05       $ 0.18       $ 0.12
                                                =============  ============  ===========  ===========
  Diluted                                             $ 0.10        $ 0.05       $ 0.18       $ 0.12
                                                =============  ============  ===========  ===========
  Per share cumulative effect of an
    accounting change, net of tax                    $ (0.01)          $ -      $ (0.01)         $ -
                                                =============  ============  ===========  ===========
  Basic                                               $ 0.09        $ 0.05       $ 0.17       $ 0.12
                                                =============  ============  ===========  ===========
  Diluted                                             $ 0.09        $ 0.05       $ 0.17       $ 0.12
                                                =============  ============  ===========  ===========

                             See accompanying notes

                       PREMIERWEST BANCORP AND SUBSIDIARY
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                               (Dollars in 000's)
                                   (UNAUDITED)
                                                                                           Accumulated
                                                                             Unearned        other                        Total
                                              Comprehensive     Retained        ESOP       comprehensive     Common    shareholders'
                                                 income         earnings    compensation   income (loss)     stock        equity
                                              ------------    -----------   ------------   ------------    ----------   -----------
BALANCE - JANUARY 1, 2001                                       $ 14,514         $ (383)        $ (368)     $ 18,679      $ 32,442
    Comprehensive income:
        Net income                                $ 1,250          1,250              -              -             -         1,250
        Unrealized gains
            on investment securities
            available-for-sale,
            net of taxes                              658              -              -            658             -           658
                                              ------------
       Comprehensive income                       $ 1,908
                                              ============
    Common stock issued to
    shareholders of Timberline Bancshares, Inc.                        -              -              -         7,995         7,995
    Stock dividend paid (5%)                                      (2,546)             -              -         2,546             -
    ESOP compensation expense                                          -            111              -            34           145
    Tax benefit of stock  options exercised                            -              -              -            31            31
    Stock options exercised                                            -              -              -           106           106
                                                              -----------   ------------   ------------    ----------   -----------
BALANCE - JUNE 30, 2001                                         $ 13,218         $ (272)         $ 290      $ 29,391      $ 42,627
                                                              ===========   ============   ============    ==========   ===========
BALANCE - JANUARY 1, 2002                                       $ 14,008         $ (162)         $ 368      $ 29,480      $ 43,694
    Comprehensive income:
        Net income                                $ 1,935          1,935              -              -             -         1,935
        Unrealized gains
            on investment securities
            available-for-sale (net of taxes),
            net of reclassification adjustment
            for gains included in the income
            statement of approximately $188
            (net of $97 in taxes)                     150              -              -            150             -           150
                                              ------------
        Comprehensive income                      $ 2,085
                                              ============
    Stock dividend paid (5%)                                      (3,541)             -              -         3,541             -
    ESOP compensation expense                                          -             98              -            43           141
    Tax benefit of stock
        options exercised                                              -              -              -           162           162
    Stock options exercised                                            -              -              -           267           267
                                                              -----------   ------------   ------------    ----------   -----------
BALANCE - JUNE 30, 2002                                         $ 12,402          $ (64)         $ 518      $ 33,493      $ 46,349
                                                              ===========   ============   ============    ==========   ===========

                             See accompanying notes

                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Dollars in 000's)
                                       (UNAUDITED)
                                                                       FOR THE SIX MONTHS ENDED
                                                                       ------------------------
                                                                          June 30,     June 30,
                                                                            2002         2001
                                                                        ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                          $ 1,935      $ 1,250
      Adjustments to reconcile net income to net cash provided
           by operating activities:
           Depreciation and amortization                                      984          661
           Amortization of premiums
            on investment securities, net                                      28           25
           Dividends on Federal Home Loan Bank stock                          (48)         (50)
           Net securities gains                                              (285)         (35)
           Net (gain) loss on sale of property                                (43)          57
           Loan loss provision                                                587          355
           Recognition of deferred compensation relating to ESOP              141          145
           (Increase) decrease in accrued interest and other assets           (51)          20
           Decrease in accrued interest and other liabilities                (459)        (194)
                                                                        ----------   ----------
                 Net cash provided by operating activities                  2,789        2,234
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of investment securities, available-for-sale               (7,056)     (19,867)
      Proceeds from sales of investment securities, available-for-sale     12,482            -
      Proceeds from calls and maturities of investment
           securities, available-for-sale                                  16,602       35,190
      Loan originations, net                                              (26,813)     (32,125)
      Proceeds from sale of property                                           75          815
      Purchase of premises and equipment                                   (1,248)      (3,158)
      Acquired net assets of Timberline, net of cash and cash
          equivalents acquired of $24,314                                       -       17,835
                                                                        ----------   ----------
                 Net cash used by investing activities                     (5,958)      (1,310)
CASH FLOWS FROM FINANCING ACTIVITIES:
      Net (decrease) increase in deposits                                  (9,410)      22,928
      Net borrowings                                                        9,125          683
      Proceeds from exercise of stock options                                 267          106
                                                                        ----------   ----------
                 Net cash (used) provided by financing activities             (18)      23,717
                                                                        ----------   ----------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                           (3,187)      24,641
CASH AND CASH EQUIVALENTS - Beginning of the period                        34,731       18,036
                                                                        ----------   ----------
CASH AND CASH EQUIVALENTS - End of the period                            $ 31,544     $ 42,677
                                                                        ==========   ==========

                             See accompanying notes

                       PREMIERWEST BANCORP AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  June 30, 2002


1.     SUMMARY OF ORGANIZATION, BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
       ---------------------------------------------------------------------

       Organization and merger: PremierWest Bancorp was incorporated in the state of Oregon on November 26, 1999. Effective on May 8, 2000, in a reorganization and merger accounted for as a pooling-of-interests, PremierWest Bancorp became the holding company for PremierWest Bank (formerly, Bank of Southern Oregon); United Bancorp ("United") merged with and into PremierWest Bancorp and United's wholly-owned subsidiary, Douglas National Bank, merged with and into PremierWest Bank.

       On April 16, 2001, PremierWest Bancorp completed the acquisition of Timberline Bancshares, Inc. and its wholly-owned subsidiary, Timberline Community Bank ("Timberline"). The acquisition was accounted for using the purchase method of accounting. Accordingly, PremierWest Bancorp has recorded the assets and liabilities of Timberline at their respective fair values at the time of the completion of the merger and the results of Timberline have been included with those of PremierWest Bancorp since the date of the acquisition. The financial statement data for the periods presented are not comparable as a result of the acquisition of Timberline using the purchase method of accounting (see Note 8).

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

       Balance sheet data as of December 31, 2001 was derived from audited financial statements and does not include all disclosures contained in the 2001 Annual Report on Form 10-K. The interim condensed consolidated financial statements should be read in conjunction with the Company's 2001 consolidated financial statements, including the notes thereto, included in the 2001 Annual Report to Shareholders. The reader should keep in mind that the results of operations for the interim periods shown in the accompanying condensed consolidated financial statements are not necessarily indicative of results for any future interim periods or the entire fiscal year.

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

       Stock dividends: On April 19, 2001, the Company declared a 5% stock dividend payable to its shareholders of record June 1, 2001. On March 28, 2002, the Board of Directors of the Company declared a 5% stock dividend payable to its shareholders of record June 1, 2002. All share and per share data in the accompanying condensed consolidated financial statements have been retroactively restated to reflect the stock dividends.

                       PREMIERWEST BANCORP AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  June 30, 2002



2.     INVESTMENT SECURITIES
       ---------------------

       Investment securities available-for-sale at June 30, 2002 and December 31, 2001 consisted of the following:

                                                                                        2002
                                                     --------------------------------------------------------------------------
                                                                             Gross              Gross             Estimated
                                                        Amortized         unrealized          unrealized            fair
(Dollars in 000's)                                         cost              gains              losses              value
                                                     ----------------   ----------------    ---------------    ----------------
U.S. agency securities                                      $ 19,004              $ 337                $ -            $ 19,341
Mortgage-backed securities
            and collateralized mortgage obligations            2,171                 28                  1               2,198
Obligations of states and
            political subdivisions                            16,623                413                  2              17,034
Corporate bonds                                                3,968                 64                  -               4,032
Other securities                                                 424                  -                  -                 424
                                                     ----------------   ----------------    ---------------    ----------------
            Total                                           $ 42,190              $ 842                $ 3            $ 43,029
                                                     ================   ================    ===============    ================
                                                                                        2001
                                                     --------------------------------------------------------------------------
                                                                             Gross              Gross             Estimated
                                                        Amortized         unrealized          unrealized            fair
(Dollars in 000's)                                         cost              gains              losses              value
                                                     ----------------   ----------------    ---------------    ----------------
U.S. agency securities                                      $ 31,263              $ 453               $ 35            $ 31,681
Mortgage-backed securities
            and collateralized mortgage obligations           11,669                161                 11              11,819
Obligations of states and
            political subdivisions                            16,255                162                 84              16,333
Corporate bonds                                                3,971                  -                 50               3,921
Other securities                                               1,574                  -                  -               1,574
                                                     ----------------   ----------------    ---------------    ----------------
            Total                                           $ 64,732              $ 776              $ 180            $ 65,328
                                                     ================   ================    ===============    ================


       At June 30, 2002, approximately $42.6 million in investment securities available-for-sale were pledged to secure public deposits and nonpublic deposits and borrowings.


3.     LOANS AND ALLOWANCE FOR LOAN LOSSES
       -----------------------------------

The composition of the loan portfolio at June 30, 2002 and December 31, 2001 was as follows:

  (Dollars in 000's)                                      2002          2001
                                                       ----------    ----------
  Commercial                                           $ 101,561      $ 80,866
  Real estate - construction                              57,199        59,754
  Real estate - other                                    189,648       175,047
  Consumer installment                                    34,224        36,110
  Other                                                    2,807         6,616
                                                       ----------    ----------
                                                         385,439       358,393
  Less:
  Allowance for loan losses                                5,202         4,825
  Deferred loan fees                                       1,103           777
                                                       ----------    ----------
    Loan, net                                          $ 379,134     $ 352,791
                                                       ==========    ==========

       Impaired loans, on which the accrual of interest had been discontinued, were approximately $3.8 million and $3.7 million at June 30, 2002 and December 31, 2001, respectively.

                       PREMIERWEST BANCORP AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  June 30, 2002
A summary of changes in the allowance for loan losses for the six months ended June 30, 2002 and 2001 were as follows:

     (Dollars in 000's)                                     2002       2001
                                                          --------   --------
     Balance - Beginning of the period                    $ 4,825    $ 3,476
     Loans charged-off                                       (266)       (77)
     Loan recoveries                                           56         36
     Loan loss provision                                      587        355
     Allowance for loan losses acquired from Timberline         -        676
                                                          --------   --------
     Balance - End of the period                          $ 5,202    $ 4,466
                                                          ========   ========


4.     LINE OF CREDIT AND OTHER BORROWINGS
       -----------------------------------

       The Company has a line of credit available with the Federal Home Loan Bank of Seattle (FHLB) for up to approximately $73 million as of June 30, 2002. This line of credit is secured by restricted FHLB stock owned by the Company and is limited to 15% of the Bank's total assets and by the amount of FHLB stock held by the Bank. Interest and principal payments are due monthly on any outstanding borrowings. As of June 30, 2002, the Company had $5.5 million in advances on short-term advances from FHLB under the line of credit. As of December 31, 2001, the Company had no advances from the FHLB under the line of credit. The Company has also borrowed long-term funds from the FHLB against this line of credit, aggregating approximately $5.2 million and $5.6 million as of June 30, 2002 and December 31, 2001, respectively. As of June 30, 2002, $4.7 million is due August 28, 2008, and the remaining $500,000 is due at various times through February 2014. The Company is making monthly principal payments of approximately $53,000 plus interest at rates of 5.82% to 7.63%.

       Borrowings of approximately $9.5 million and $5.5 million at June 30, 2002 and December 31, 2001, relate to repurchase agreements used for customer overnight sweep accounts. The cost of these funds at June 30, 2002 is an average annual rate of interest of approximately 1.34%. Certain investment securities, as required, have been pledged as collateral to fully secure the long-term debt and the repurchase agreements.

       Additionally, as of June 30, 2002, the Company has approximately $20 million in available borrowings through lines of credit with correspondent banks and through the Federal Reserve Bank's discount window.

5.     COMMITMENTS AND CONTINGENCIES
       -----------------------------

       The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve various levels and elements of credit and interest rate risk in excess of the amount recognized in the accompanying condensed consolidated financial statements. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. As of June 30, 2002, the Company has $57.7 million of commitments to extend credit to customers and $3 million of standby letters of credit.

       In the ordinary course of business, the Bank becomes involved in various litigation arising from normal banking activities. In the opinion of management, the ultimate disposition of these actions will not have a material adverse effect on the Bank's consolidated financial position or results of operations.

6.     EARNINGS PER SHARE
       ------------------

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

                       PREMIERWEST BANCORP AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  June 30, 2002

       Three-months ended June 30, 2002 and 2001:
       ------------------------------------------
       Weighted average number of common shares:          2002          2001
                                                      -----------   -----------
       Basic earnings per common share                 11,467,000    11,012,000
       Diluted earnings common per share               11,554,000    11,110,000

       Six-months ended June 30, 2002 and 2001:
       ------------------------------------------
       Weighted average number of common shares:       2002          2001
                                                      -----------   -----------
       Basic earnings per common share                 11,486,000    10,250,000
       Diluted earnings common per share               11,548,000    10,348,000

7.     RECENTLY ISSUED ACCOUNTING STANDARDS
       ------------------------------------

       In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 discontinues the practice of amortizing goodwill and requires that goodwill be continually evaluated for impairment and be written-down when appropriate. SFAS No. 142 also requires that other intangible assets that have been separately identified and accounted for continue to be amortized over a determinable useful life. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Application of the non-amortization provisions of SFAS No. 142 have eliminated the Bank's amortization of goodwill beginning with the six months ended June 30, 2002. In June 2002, the Bank performed the first of the required goodwill impairment tests to determine if an impairment loss should be recognized. Adoption of SFAS No. 142 requires that a review be performed of the valuation of goodwill at all relevant business unit levels. Management determined the effect of these impairment tests on the Bank's consolidated financial position and results of operations recognizing a $99,000 goodwill impairment loss, net of $51,000 in related taxes, due to an acquisition of a finance company in October 2000. Analyses of other recorded goodwill components indicate that no additional impairment of asset values exists.

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

       In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and provides guidance on the classification and accounting for such assets when held for sale or abandonment. SFAS No. 144 became effective for fiscal years beginning after December 15, 2001. The Bank's adoption of SFAS No. 144 did not have a material effect on its consolidated financial statements.

       In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Management does not expect that the adoption of SFAS No. 145 will have a material effect on the Bank's consolidated financial statements.

       In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The statement is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. Management does not expect that the adoption of SFAS No. 146 will have a material effect on the Bank's consolidated financial statements.

                       PREMIERWEST BANCORP AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  June 30, 2002


8.     ACQUISITION OF TIMBERLINE BANSCHARES, INC.
       ------------------------------------------

       On April 16, 2001, the Company completed the acquisition of Timberline Bancshares, Inc. and its wholly-owned subsidiary, Timberline Community Bank. The acquisition was accounted for using the purchase method of accounting. Accordingly, the assets and liabilities of Timberline have been recorded by the Company at their respective estimated fair values at the time of the completion of the transaction and the results of Timberline have been included with those of the Company since the date of the acquisition. As of June 30, 2002, the accompanying condensed consolidated balance sheet included approximately $6.0 million in goodwill related to this acquisition.

       The estimated fair values of net assets acquired at the acquisition date are summarized as follows:

       (Dollars in 000's)
       Cash and due from banks                                     $ 4,614
       Federal funds sold                                           19,700
       Investment securities                                        10,159
       Loans, net of allowance for loan losses                      56,040
       Property and equipment                                        2,847
       Other assets                                                  8,604
                                                          -----------------
          Total assets acquired                                  $ 101,964
                                                          =================
       Deposits                                                   $ 86,800
       Other liabilities                                               783
                                                          -----------------
          Total liabilities assumed                                 87,583
           Net assets acquired                                      14,381
                                                          -----------------
                                                                 $ 101,964
                                                          =================

       The following pro forma information presents the Company's consolidated results of operations as if the acquisition of Timberline had occurred at the beginning of the six-month period ended June 30, 2001 presented below. The pro forma information does not purport to be indicative of the actual results of operations that would have occurred had the transactions taken place at the beginning of the six-month period presented or of future results of operations.

       (Dollars in 000's, except earnings per share) Six-months ended June 30,
                                                   ---------------------------
                                                      2002             2001
                                                   ------------    -----------
                                                      Actual         Pro Forma
                                                   ------------    -----------
       Total interest and non-interest income       $ 18,829        $ 18,700
       Net income                                   $  1,935        $  1,370
       Basic earnings per common share              $   0.17        $   0.12
       Diluted earnings per common share            $   0.17        $   0.12

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

HIGHLIGHTS
----------

Effective May 8, 2000, PremierWest Bancorp and its subsidiaries consummated a merger among Bank of Southern Oregon, which changed its name to PremierWest Bank, and United Bancorp and its wholly owned subsidiary, Douglas National Bank. The transaction was accounted for as a pooling of interest.

On April 16, 2001, the Company completed the acquisition of Timberline Bancshares, Inc. and its wholly-owned subsidiary, Timberline Community Bank ("Timberline"). The acquisition was accounted for using the purchase method of accounting. Accordingly, the Company has recorded the assets and liabilities of Timberline )at their fair market value, and the results of Timberline have been included with those of the Company since the date of the acquisition. The unidentified intangible assets related to the excess of the Company's purchase price over the estimated net fair value of the assets acquired and liabilities assumed is reported as goodwill and is tested periodically for impairment. The financial statement data for the six-month periods presented are not comparable as a result of the acquisition of Timberline using the purchase method of accounting.

FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001
-------------------------------------------------

The Company had net income of $1,028,000, after a $99,000 goodwill impairment charge (net of tax), for the three months ended June 30, 2002, which was an increase of $428,000 (or 71.3%) compared to the same period in 2001. This increase is due mainly to a $1.9 million increase in net interest income and non-interest income offset by an increase of $1.0 million in non-interest expense and applicable income taxes over the comparative three-month period ended June 30, 2001.

The following table presents information regarding yields on interest-earning assets, expense on interest-bearing liabilities, net interest spread, net yields on average interest-earning assets, return on average assets and return on average equity for the periods indicated (dollars in thousands):

Analysis for the three-month period ended                              Increase
June 30, 2002 and 2001                      2002           2001       (Decrease)       %Change
----------------------                   ------------   -----------   ------------   ------------
Average fed funds sold and investments      $ 58,549     $ 103,719      $ (45,170)        -43.6%
Average gross loans                          375,696       297,968         77,728          26.1%
Average interest earning assets              434,245       401,687         32,558           8.1%
Average interest bearing liabilities         437,674       411,865         25,809           6.3%
Average total assets                         485,096       455,245         29,851           6.6%
Average equity                                45,699        37,500          8,199          21.9%
Average yield earned (1)                       7.47%         8.14%          -0.7%          -8.2%
Average rate paid                              1.93%         3.54%          -1.6%         -45.5%
                                         ------------   -----------   ------------
Net interest spread                            5.54%         4.60%           0.9%          20.4%
                                         ============   ===========   ============
Net interest income to average
     interest earning assets                   5.47%         4.45%           1.0%          22.9%
Return on average assets                       0.85%         0.53%           0.3%          60.4%
Return on average equity                       9.02%         6.42%           2.6%          40.5%
Efficiency ratio (2)                          73.01%        79.71%          -6.7%          -8.4%

Notes:
------
(1)  Tax equivalent at a 34% rate
(2) Non-interest expense divided by net interest income plus non-interest income

NET INTEREST INCOME. Net interest income before the loan loss provision increased $1.5 million for the three-month period ended June 30, 2002 over the same period in 2001. The increase was mainly due to an increase of $32.6 million in the volume of average earning assets offset by a 70 basis point decrease in overall yields. Though the Company's cost of funds decreased to 1.93%, the volume of its interest-bearing liabilities increased $25.8 million during the three-month period ended June 30, 2002 compared to the comparative period ended June 30, 2001. As a result, the Company's interest rate margin increased 102 basis points.

LOAN LOSS PROVISION. The loan loss provision during the three-month periods ended June 30, 2002 was $295,000 compared to $193,000 for the three-month period ended June 30, 2001. The Company had net charge-offs of $235,000 during the three-month period ended June 30, 2002, compared to net charge-offs of $33,000 for the corresponding period in 2001. Additions to the loan loss provision have increased the allowance for loan losses to $5.2 million as of June 30, 2002, compared to $4.5 million as of June 30, 2001. The increase in the allowance for loan losses is primarily related to specific and inherent losses in the loan portfolio. The Company's ratio of allowance for loan losses to total loans was 1.35% at June 30, 2002, compared to 1.37% at June 30, 2001. Loans of approximately $1.7 million were put on non-accrual status during the second quarter. Management believes that non-performing loans have been adequately provided for in the allowance for loan losses. Non-performing assets (defined as loans on non-accrual status, loans 90 days or more past due, and other real estate owned) either specifically reserved or adequately collateralized totaled $7.7 million and $6.9 million at June 30, 2002 and 2001, respectively.

NON-INTEREST INCOME. Non-interest income increased 43.8% to $1.4 million for the three months ended June 30, 2002, as compared to $951,000 for the same period in 2001. Of this increase, $130,000 relates to net gains on sale of securities, $17,000 relates to a decrease in mortgage brokerage fees, $179,000 relates to an increase in the volume of investment services, and $204,000 relates to increases in account service fees.

NON-INTEREST EXPENSE. Non-interest expense increased $1.0 million for the three months ended June 30, 2002 as compared to the corresponding period in 2001. Salaries and employee benefits increased $638,000 as a result of higher costs associated with new branch personnel, severance costs incurred, increases in commissions paid and employee benefits incurred during the three months ended June 30, 2002 as compared to the corresponding period in 2001. Occupancy and equipment expenses increased a total of $243,000 for the three months ended June 30, 2002, as compared to the same period in 2001. This increase was attributed to depreciation and other building charges with new branch and office facilities. Other non-interest expense increased by $131,000 due to the Company's increase in loan collection efforts and in its growth in overall operations.

The Company's efficiency ratio of 73.01% during the second quarter 2002 compared to 79.71% for the second quarter of 2001 was mainly due to an increase in net interest income and non-interest income.

FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
-----------------------------------------------

The Company had net income of $1,935,000 for the six months ended June 30, 2002, which was an increase of $685,000 (or 54.8%) compared to the same period in 2001. This increase is due mainly to a $4.4 million increase in net interest income and non-interest income offset by an increase of $3.0 million or 39.47% in non-interest expense and applicable income taxes over the comparative six-month period ended June 30, 2001.

The following table presents information regarding yields on interest-earning assets, expense on interest-bearing liabilities, net interest spread, net yields on average interest-earning assets, return on average assets and return on average equity for the periods indicated (dollars in thousands):

Analysis for the six-month period ended                              Increase
June 30, 2002 and 2001                     2002          2001       (Decrease)      %Change
                                        -----------   -----------   ------------  ------------
Average fed funds sold and investments    $ 66,098      $ 92,189      $ (26,091)       -28.3%
Average gross loans                        369,906       267,706        102,200         38.2%
Average interest earning assets            436,004       359,895         76,109         21.1%
Average interest bearing liabilities       438,247       359,461         78,786         21.9%
Average total assets                       485,243       396,404         88,839         22.4%
Average equity                              45,085        36,000          9,085         25.2%
Average yield earned (1)                     7.54%         8.45%          -0.9%        -10.8%
Average rate paid                            2.10%         3.79%          -1.7%        -44.6%
                                        -----------   -----------   ------------
Net interest spread                          5.44%         4.66%           0.8%         16.7%
                                        ===========   ===========   ============
Net interest income to average
     interest earning assets                 5.37%         4.59%           0.8%         17.0%
Return on average assets                     0.80%         0.64%           0.2%         25.0%
Return on average equity                     8.65%         7.00%           1.7%         23.6%
Efficiency ratio (2)                        74.45%        77.32%          -2.9%         -3.7%

Notes:
(1)  Tax equivalent at a 34% rate
(2) Non-interest expense divided by net interest income plus non-interest income

NET INTEREST INCOME. Net interest income before the loan loss provision increased $3.4 million for the six-month period ended June 30, 2002 over the same period in 2001. Of this increase, $680,000 was contributed from the Timberline operations. The remaining increase was mainly due to an increase of $76 million in the volume of average interest earning assets offset by a decrease of 91 basis points in the total yield on average interest earning assets. Of the increase in average earning assets, $25 million relates to the acquired Timberline operations. The Company's cost of funds decreased to 2.10% with the volume of its interest-bearing liabilities increasing $78.8 million ($37 million relating to the acquired Timberline operations) during the six months ended June 30, 2002 as compared to the corresponding period in 2001. These factors caused the Company's interest rate margin to increase 78 basis points to 5.37% from 4.59% for the comparative two periods. The decline in yield was more than offset by decline in cost of funds.

LOAN LOSS PROVISION. The loan loss provision during the six-month periods ended June 30, 2002 was $587,000 compared to $355,000 for the six-month period ended June 30, 2001. The Company had net charge-offs of $210,000 during the six-month period ended June 30, 2002, compared to net charge-offs of $41,000 for the corresponding period in 2001. Additions to the loan loss provision have increased the allowance for loan losses by $736,000 as of June 30, 2002 compared to June 30, 2001, $676,000 of which relates to $56 million of loans acquired in the Timberline transaction. The remaining increase in the allowance for loan losses is primarily related to specific and inherent losses in the loan portfolio.

NON-INTEREST INCOME. Non-interest income increased 59.7% to $2.6 million for the six months ended June 30, 2002, as compared to $1.7 million for the same period in 2001. Of this increase, $250,000 relates to net gains on sale of securities, $202,000 relates to an increase in mortgage loan brokerage fees, $247,000 relates to an increase in the volume of investment services, $43,000 relates to net gains on sale of property, and $341,000 relates to increases in account service fees.

NON-INTEREST EXPENSE. Non-interest expense increased $3.0 million for the six months ended June 30, 2002 as compared to the corresponding period in 2001. Salaries and employee benefits increased $1.8 million ($384,000 of salaries relates to Timberline, including $47,000 of non-compete payments) as a result of higher costs associated with new branch personnel, severance and non-compete payments, increases in commissions paid and employee benefits incurred during the six months ended June 30, 2002 as compared to the corresponding period in 2001. Occupancy and equipment expenses increased a total of $673,000 ($142,000 relates to Timberline) for the six months ended June 30, 2002 as compared to the same period in 2001 as a result of new branch and office facility charges. Other non-interest expense increased by $508,000 due to the Company's increase in loan collection efforts and costs associated with improved customer service efforts in the northern California market.

The Company's efficiency ratio of 74.45% during the six-month period ended June 30, 2002 compared to 77.32% for the comparative period of 2001. If Timberline's results of operations had been combined with PremierWest's as of the beginning of 2001, the combined efficiency ratio would have been 78.0% for the six-month period ended June 30, 2001.

FINANCIAL CONDITION. Total assets at June 30, 2002 increased slightly to $490 million since December 31, 2001. Loans grew $26.7 million to $384 million accounting for 78% of total assets. Total deposits declined $9.4 million or 2.19% when compared to December 31, 2001 total deposits of $430.1 million. The decline was primarily attributable to a $31.5 million reduction in certificates of deposit, which was partially offset by increased volumes in both non-interest bearing demand, savings and other interest bearing demand deposits. The Company's loan to deposit ratio increased to 91.4% as of June 30, 2002 compared to 80.1% as of June 30, 2001. With the acquisition of Timberline in April 2001, the Company added approximately $8 million to capital. Adding net income from PremierWest's operations, the Company's capital to assets ratio was 9.45% as of June 30, 2002.

LIQUIDITY. Liquidity enables the Company to meet withdrawals of its deposits and borrowing needs of its loan customers. The Company maintains its liquidity position through maintenance of cash resources and the stability of its core deposit base. Liquidity declined slightly during this quarter as a result of the increase in loan volume. Excess cash was invested on a short-term basis into federal funds sold and interest-earning deposits with the FHLB. As of June 30, 2002, the Company had $6.5 million in federal funds sold.

A further source of liquidity is the Company's ability to borrow funds by maintaining a secured line-of-credit with the FHLB up to 15% of the Bank's total assets. As of June 30, 2002, the Company had $5.5 in overnight borrowings and $5.2 million in long-term borrowings from the FHLB against the Company's credit line. Other borrowings of approximately $9.5 million relate to repurchase agreements for customer overnight sweep accounts. The cost of all borrowed funds was approximately 3.12% as of June 30, 2002. The Company also has established credit lines of approximately $20 million through correspondent banks and through the "discount window" with the Federal Reserve Bank of San Francisco.

At June 30, 2002, the Company had approximately $57.7 million in outstanding commitments to extend credit for newly approved loans and available funds for construction projects. Under the terms of construction loan commitments, completion of specified project benchmarks must be certified before funds may be drawn. In addition, it is anticipated that a portion of other commitments will expire or terminate without funding. Management believes that the Company's available resources will be sufficient to fund these commitments in the normal course of business.

CAPITAL RESOURCES. Federal regulators require the calculation of risk-based capital. This is an analysis that weights balance sheet and off-balance sheet items for their inherent risk. It requires minimum standards for risk-based capital-by-capital tier. As a minimum requirement, total risk-based capital ratio should be at least 8.00%, Tier 1 capital ratio should be at least 4.00%, and a leverage capital ratio should be at least 4.00%. At June 30, 2002, the Company's estimated regulatory capital ratios were as follows: total risk-based capital ratio of 10.38%, Tier 1 capital ratio of 9.14%, and a leverage capital ratio of 8.03%. If the Company were fully leveraged, further growth could be restricted to the level attainable through generation and retention of net income or the Company could seek additional capital from outside sources.

MARKET RISK. Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises principally from interest rate risk in its lending, deposit and borrowing activities. Management actively monitors and manages its interest rate risk exposure. Although the Company manages other risks, as in credit quality and liquidity risk, in the normal course of business, management considers interest rate risk to be a significant market risk, which could have the largest material effect on the Company's financial condition and results of operations. Other types of market risks, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities. The Company had not experienced a significant change in market risk at June 30, 2002 as compared to December 31, 2001. The Company is experiencing a reduction in cost of deposits due to the increase in non-interest bearing deposits and a repricing opportunity for previously acquired high-cost transactional time deposits, resulting in an improvement in its interest rate margin.

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

This matter involves a claim that the Bank deposited checks payable to the plaintiff and Black Oak Construction, a bank customer, in the amount of
$930,840, without plaintiff's consent. Plaintiff is seeking return of the proceeds, interest and costs, and has indicated intent to seek punitive damages. The Bank has denied liability and filed a counterclaim for approximately $1.16 million for losses incurred on other loans to Black Oak Construction. The dispute involves the right of the Bank depositing proceeds from checks payable to Black Oak Construction thereby repaying certain outstanding loans of Black Oak Construction in connection with a joint construction project between the plaintiff and Black Oak Construction. The Bank's counterclaim alleges the plaintiff intentionally caused Black Oak Construction to under-bid other construction contracts. Discovery in the case is not yet completed. No trial date has been set. Management believes its actions were proper; however, a favorable outcome in the litigation cannot be assured.

Bank of Southern Oregon (nka PremierWest Bank) vs. Barry Fronek, Stanley Kelly, et al; Jackson County Circuit Court, Oregon filed in 1998; on Appeal to the Court of Appeals, State of Oregon.

The Bank brought suit against the defendant borrowers and guarantors for collection of a loan owing to the Bank. After a trial in 2001, the Bank was awarded an amount of $1,200,000 plus interest and attorney fees. When the Bank's borrowers failed to pay the loan, defendant Stanley Kelly, as guarantor, paid the total judgment in the amount of $1,475,000. However, Mr. Kelly has appealed the judgment as it applied to him arguing, among other things, that his guaranty was obtained by the Bank fraudulently. Management believes the judgment will be affirmed though no assurances can be given that the appellate court will uphold the decision of the trial court judge.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Annual Shareholders' Meeting held May 23, 2002
Results of Shareholder Votes
Proposal 1:                                                                 Percent Voting for
-----------                                                                 ------------------
Election of Board Directors             Yes           No         Abstain     Director/Proposal
---------------------------             ---           --         -------     -----------------
John L. Anhorn                       8,902,100       -0-          5,998           81.2%
Richard Hieb                         8,902,100       -0-          5,998           81.2%
John A. Duke                         8,902,405       -0-          5,693           81.2%
Patrick G. Huycke                    8,902,405       -0-          5,693           81.2%
Thomas Becker                        8,902,405       -0-          5,693           81.2%
Don L. Hilton                        8,902,405       -0-          5,693           81.2%
Dennis N. Hoffbuhr                   8,902,405       -0-          5,693           81.2%
Pete Martini                         8,902,405       -0-          5,693           81.2%
James L. Patterson                   8,900,025       -0-          8,073           81.2%
Rickar D. Watkins                    8,902,405       -0-          5,693           81.2%
Jeffrey Chamberlain                  8,902,405       -0-          5,693           81.2%
David Emmett                         8,902,405       -0-          5,693           81.2%
Brian Pargeter                       8,902,405       -0-          5,693           81.2%
Norman Fiock                         8,898,330       -0-          9,768           81.2%
Richard Karchmer                     8,902,405       -0-          5,693           81.2%
Proposal 2:
-----------
Approval of 2002 Stock Option Plan   6,907,601        315,877    49,400           63.0%
         - Broker non-votes                  -            -   2,925,350
Quorum:
Allowed shares to vote:             10,964,339
Responded:                           8,917,866

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      None

(b)      June 27, 2002 - Change in Certifying Public Accountants

(c)      Certification Pursuant to Sarbanes-Oxley Act



SIGNATURES: Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: August 12, 2002
PREMIERWEST BANCORP


/s/ TOM ANDERSON
-------------------------------------------------------------------
Tom Anderson, Chief Financial Officer



/s/ JOHN L. ANHORN
-------------------------------------------------------------------
John L. Anhorn, Chief Executive Officer

                                                                     Exhibit c


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002





This certification is given by the undersigned Chief Financial Officer and Chief Executive Officer of PremierWest Bancorp ("PremierWest") in connection with the Quarterly Report of PremierWest on Form 10-Q for the period ended June 30, 2002, as filed with the United States Securities and Exchange Commission on the date therein specified (the "Report"). Each of the undersigned hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002:


(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of PremierWest.





/S/ TOM ANDERSON


Tom Anderson,
Senior Vice President and Chief Financial Officer
August 12, 2002



/s/ JOHN L. ANHORN

John L Anhorn,
President and Chief Executive Officer
August 12, 2002