Form 10-Q
period 2002-09-30
PREMIERWEST BANCORP
filed 2002-11-15
CIK 1102287

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

                                   (Mark One)

           /X/ Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                For the quarterly period ended September 30, 2002
                                 --------------

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

Yes /X/     No / /

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of latest practicable date: 11,550,175 shares as of September 30, 2002.

                 Disclosure Regarding Forward-Looking Statements

This report includes forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on the beliefs of the Company's management and on assumptions made by and information currently available to management. All statements other than statements of historical fact, regarding the Company's financial position, business strategy and plans and objectives of management for future operations of the Company are forward-looking statements. When used herein, the words "expect to", "plan", "anticipate", "believe", "estimate", and "intend" and words or phrases of similar predictive nature, as they relate to the Company or management, are intended to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to (i) projections of revenues, income or expenses, earnings per share, capital expenditures, dividends, capital structure and other financial items, (ii) statements of the plans and objectives of the Company or its management, or Board of Directors, including the introduction of new products or services, plans for expansion, acquisitions or future growth, or estimates or predictions of actions by customers, vendors, competitors or regulatory authorities, (iii) statements of future economic performance, and (iv) statements of assumptions underlying other statements about the Company and its business. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Forward-looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those indicated by the forward-looking statements. These risks and uncertainties include the Company's ability to maintain or expand its market share, net interest margins, or implement its marketing and growth strategies. Further, actual results may be affected by the Company's ability to compete on price and other factors with other financial institutions; customer acceptance of new products and services; general trends in the banking industry and the regulatory environment, as they relate to the Company's cost of funds and returns on assets. In addition, there are risks inherent in the banking industry relating to collectibility of loans and changes in interest rates. The reader is advised that this list of risks is not exhaustive and should not be construed as any prediction by the Company as to which risks would cause actual results to differ materially from those indicated by the forward-looking statements.

                                    Form 10-Q
                                Table of Contents


Part I     FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements.....................4

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations............................16



Part II    OTHER INFORMATION

Item 1.    Legal Proceedings..............................................21

Item 6.    Exhibits and Reports on Form 8-K...............................22

Signatures................................................................22

PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       PREMIERWEST BANCORP AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                               (Dollars in 000's)

                                                                                               (Unaudited)           (Audited)
                                                                                              September 30,        December 31,
                                                                                                  2002                 2001
                                                                                            ------------------   ------------------
ASSETS
---------------
     CASH AND DUE FROM BANKS                                                                         $ 29,331             $ 19,731
     FEDERAL FUNDS SOLD AND INTEREST-BEARING DEPOSITS                                                  33,650               15,000
                                                                                            ------------------   ------------------

                            Total cash and cash equivalents                                            62,981               34,731

     INVESTMENT SECURITIES AVAILABLE-FOR-SALE                                                          37,138               65,328
     LOANS, NET OF ALLOWANCE FOR LOAN LOSSES                                                          383,425              352,791
     FEDERAL HOME LOAN BANK STOCK                                                                       1,668                1,595
     PREMISES AND EQUIPMENT, NET                                                                       19,094               18,286
     ACCRUED INTEREST AND OTHER ASSETS                                                                 15,975               15,579
                                                                                            ------------------   ------------------

               TOTAL ASSETS                                                                         $ 520,281            $ 488,310
                                                                                            ==================   ==================


LIABILITIES
---------------
     DEPOSITS:
       Non-interest-bearing checking                                                                 $ 91,314             $ 82,685
       Savings and interest-bearing demand                                                            201,092              187,372
       Time                                                                                           142,877              159,998
                                                                                            ------------------   ------------------

                Total deposits                                                                        435,283              430,055

     FEDERAL HOME LOAN BANK BORROWINGS                                                                 25,087                5,566
     REPURCHASE AGREEMENTS                                                                              8,675                5,480
     EMPLOYEE STOCK OWNERSHIP PLAN NOTES PAYABLE                                                           36                  162
                                                                                            ------------------   ------------------

                Total borrowings                                                                       33,798               11,208

     OTHER LIABILITIES                                                                                  3,536                3,353
                                                                                            ------------------   ------------------
                Total liabilities                                                                     472,617              444,616


SHAREHOLDERS' EQUITY
----------------------------
     Preferred stock - no par value; 1,000,000 shares authorized;
       none issued                                                                                          -                    -
     Common stock - no par value; 20,000,000 shares authorized;
       and 11,550,175 and 11,397,468 shares issued and outstanding
       in 2002 and 2001, respectively                                                                  33,596               29,480
     Retained earnings                                                                                 13,491               14,008
     Unearned Employee Stock Ownership Plan compensation                                                  (36)                (162)
     Accumulated other comprehensive income, net of tax                                                   613                  368
                                                                                            ------------------   ------------------

                TOTAL SHAREHOLDERS' EQUITY                                                             47,664               43,694
                                                                                            ------------------   ------------------

                TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $ 520,281            $ 488,310
                                                                                            ==================   ==================

                             See accompanying notes.

                       PREMIERWEST BANCORP AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             (Dollars in 000's, Except for Earnings per Share Data)
                                   (UNAUDITED)

                                              FOR THE THREE MONTHS ENDED     FOR THE NINE MONTHS ENDED
                                             ----------------------------  -----------------------------
                                              September 30,  September 30,  September 30,  September 30,
                                                 2002           2001           2002          2001
                                             -------------  -------------  -------------  --------------
Interest income:
  Interest and fees on loans                      $ 7,489        $ 7,326       $ 22,117      $ 19,777
  Interest-earning deposits                            83            274            147           755
  Investment securities                               489            929          1,980         2,950
                                             -------------  -------------  -------------  ------------
     Total interest income                          8,061          8,529         24,244        23,482
Interest expense:
  Deposits                                          1,806          3,528          6,143         9,981
  Other borrowings                                    218            151            446           460
                                             -------------  -------------  -------------  ------------
     Total interest expense                         2,024          3,679          6,589        10,441
                                             -------------  -------------  -------------  ------------
Net interest income                                 6,037          4,850         17,655        13,041
Loan loss provision                                   225            258            812           613
                                             -------------  -------------  -------------  ------------
     Net interest income after
       loan loss provision                          5,812          4,592         16,843        12,428
Non-interest income
     Service fees                                     598            521          1,702         1,342
     Mortgage loan brokerage fees                     372            407          1,240         1,103
     Commissions from investment services             155             82            467           148
     Net gains on sale of investment securities         4             33            290            68
     Other                                            171             33            247            72
                                             -------------  -------------  -------------  ------------
                                                    1,300          1,076          3,946         2,733
Non-interest expense:
  Salaries and employee benefits                    3,179          2,738          9,444         7,178
  Occupancy and equipment, net                      1,062            747          3,069         2,081
  Communications                                      284            251            850           570
  Professional fees                                   178             30            567           280
  Advertising                                          85             75            253           225
  Supplies                                            140            127            384           318
  Other                                               543            778          1,524         1,708
                                             -------------  -------------  -------------  ------------
Total non-interest expense                          5,471          4,746         16,091        12,360
                                             -------------  -------------  -------------  ------------
Income before income taxes and cumulative effect
of an accounting change                             1,641            922          4,698         2,801
Provision for income taxes                            552            320          1,575           949
                                             -------------  -------------  -------------  ------------
     Net income before cumulative effect
       of an accounting change                      1,089            602          3,123         1,852
Cumulative effect of an accounting change,
     net of tax                                         -              -            (99)            -
                                             -------------  -------------  -------------  ------------
     Net income                                   $ 1,089          $ 602        $ 3,024       $ 1,852
                                             =============  =============  =============  ============
Earnings per common share:
  Basic                                            $ 0.09         $ 0.05         $ 0.27        $ 0.17
                                             =============  =============  =============  ============
  Diluted                                          $ 0.09         $ 0.05         $ 0.27        $ 0.17
                                             =============  =============  =============  ============
  Per share cumulative effect of an
    accounting change, net of tax                     $ -            $ -        $ (0.01)          $ -
                                             =============  =============  =============  ============
  Basic                                            $ 0.09         $ 0.05         $ 0.26        $ 0.17
                                             =============  =============  =============  ============
  Diluted                                          $ 0.09         $ 0.05         $ 0.26        $ 0.17
                                             =============  =============  =============  ============

                            See accompanying notes.

                       PREMIERWEST BANCORP AND SUBSIDIARY
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                               (Dollars in 000's)
                                   (UNAUDITED)
                                                                                    Accumulated
                                                                    Unearned           other                              Total
                                 Comprehensive     Retained           ESOP          comprehensive       Common         shareholders'
                                    income         earnings       compensation      income (loss)        stock            equity
                                --------------  --------------   --------------    --------------   ---------------   --------------
BALANCE - JANUARY 1, 2001                            $ 14,514           $ (383)           $ (368)         $ 18,679         $ 32,442
    Comprehensive income:
        Net income                    $ 1,852           1,852                -                 -                 -            1,852

        Unrealized gains on investment
            securities available-for-sale
            net of taxes                1,201
        Reclassification adjustment for
            net gains on sales of investment
            securities available-for-sale
            included in net income        (68)
                                --------------
                                        1,133               -                -             1,133                 -            1,133
                                --------------

       Comprehensive income           $ 2,985
                                ==============

    Common stock issued to
    shareholders of Timberline Bancshares, Inc.             -                -                 -             7,995            7,995
    Stock dividend paid (5%)                           (2,546)               -                 -             2,546                -
    ESOP compensation expense                               -              166                 -                44              210
    Tax benefit of stock  options exercised                 -                -                 -                71               71
    Stock options exercised                                 -                -                 -               127              127
                                                --------------   --------------    --------------   ---------------   --------------

BALANCE - SEPTEMBER 30, 2001                         $ 13,820           $ (217)            $ 765          $ 29,462         $ 43,830
                                                ==============   ==============    ==============   ===============   ==============

BALANCE - JANUARY 1, 2002                            $ 14,008           $ (162)            $ 368          $ 29,480         $ 43,694
    Comprehensive income:
        Net income                    $ 3,024           3,024                -                 -                 -            3,024

        Unrealized gains on investment
            securities available-for-sale
            net of taxes                  535
        Reclassification adjustment for
            net gains on sales of investment
            securities available-for-sale
            included in net income       (290)
                                --------------
                                          245               -                -               245                 -              245
                                --------------

        Comprehensive income          $ 3,269
                                ==============

    Stock dividend paid (5%)                           (3,541)               -                 -             3,541                -
    ESOP compensation expense                               -              126                 -                69              195

    Tax benefit of stock
        options exercised                                   -                -                 -               162              162
    Stock options exercised                                 -                -                 -               344              344
                                                --------------   --------------    --------------   ---------------   --------------
BALANCE - SEPTEMBER 30, 2002                         $ 13,491            $ (36)            $ 613          $ 33,596         $ 47,664
                                                ==============   ==============    ==============   ===============   ==============

                            See accompanying notes.

                       PREMIERWEST BANCORP AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Dollars in 000's)
                                   (UNAUDITED)
                                                                                           FOR THE NINE MONTHS ENDED
                                                                                       -----------------------------------
                                                                                        September 30,      September 30,
                                                                                            2002               2001
                                                                                       ----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                                               $ 3,024            $ 1,852
      Adjustments to reconcile net income to net cash provided
           by operating activities:
           Depreciation and amortization                                                         1,493              1,262
           Amortization of premiums
            on investment securities, net                                                           31                 42
           Dividends on Federal Home Loan Bank stock                                               (73)               (77)
           Net securities gains                                                                   (290)               (68)
           Net (gain) loss on sale of property                                                     (65)               101
           Loan loss provision                                                                     812                613
           Recognition of deferred compensation relating to ESOP                                   195                210
           Decrease (Increase) in accrued interest and other assets                                890               (282)
           Increase (Decrease) in accrued interest and other liabilities                           346               (625)
                                                                                       ----------------   ----------------
                 Net cash provided by operating activities                                       6,363              3,028
                                                                                       ----------------   ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of investment securities, available-for-sale                                    (7,056)           (22,342)
      Proceeds from sales of investment securities, available-for-sale                          12,482                  -
      Proceeds from calls and maturities of investment
           securities, available-for-sale                                                       22,626             47,404
      Loan originations, net                                                                   (32,090)           (42,021)
      Proceeds from sale of property                                                               128              1,332
      Purchase of premises and equipment                                                        (2,364)            (4,731)
      Acquired net assets of Timberline, net of cash and cash
          equivalents acquired of $24,314                                                            -             17,835
                                                                                       ----------------   ----------------
                 Net cash used by investing activities                                          (6,274)            (2,523)
                                                                                       ----------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net increase increase in deposits                                                          5,227             39,287
      Net borrowings                                                                            22,590                343
      Proceeds from exercise of stock options                                                      344                127
                                                                                       ----------------   ----------------
                 Net cash provided by financing activities                                      28,161             39,757
                                                                                       ----------------   ----------------

INCREASE IN CASH AND CASH EQUIVALENTS                                                           28,250             40,262
CASH AND CASH EQUIVALENTS - Beginning of the period                                             34,731             18,036
                                                                                       ----------------   ----------------
CASH AND CASH EQUIVALENTS - End of the period                                                 $ 62,981           $ 58,298
                                                                                       ================   ================

                            See accompanying notes.

                       PREMIERWEST BANCORP AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               September 30, 2002

1. SUMMARY OF ORGANIZATION, BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

       ORGANIZATION AND MERGER: PremierWest Bancorp was incorporated in the state of Oregon on November 26, 1999. Effective on May 8, 2000, in a reorganization and merger accounted for as a pooling-of-interests, PremierWest Bancorp became the holding company for PremierWest Bank (formerly, Bank of Southern Oregon) at which time United Bancorp ("United") merged with and into PremierWest Bancorp and United's wholly owned subsidiary, Douglas National Bank, merged with and into PremierWest Bank.

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

       BASIS OF PRESENTATION: The condensed consolidated financial statements include the accounts of PremierWest Bancorp and its wholly owned subsidiary, PremierWest Bank, and PremierWest Bank's wholly owned subsidiaries, PremierWest Investment Services, Premier Finance Company, and Blue Star Properties, Inc. (collectively, "the Company" or "the Bank"). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

                       PREMIERWEST BANCORP AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               September 30, 2002

       and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

       CRITICAL ACCOUNTING POLICIES: Various elements of the Company's accounting policies are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, management has identified certain policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of our consolidated financial statements. These policies relate primarily to the determination of our allowance for loan losses.

       There are other complex accounting standards that require the Company to employ significant judgment in interpreting and applying certain of the principles prescribed by those standards. These judgments include, but are not limited to, the determination of whether a financial instrument or other contract meets the definition of a derivative and qualifies for accounting in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". These policies and judgments, estimates and assumptions are described in greater detail in subsequent sections of Management's Discussion and Analysis and in Notes to the consolidated financial statements included in the Company's 2001 Annual Report on Form 10-K. We believe that the judgments, estimates and assumptions used in the preparation of our consolidated financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of our consolidated financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition.

       STOCK DIVIDENDS: On April 19, 2001, the Company declared a 5% stock dividend payable to its shareholders of record June 1, 2001. On March 28, 2002, the Board of Directors of the Company declared a 5% stock dividend payable to its shareholders of record June 1, 2002. All share and per share data in the accompanying condensed consolidated financial statements has been retroactively restated to reflect the stock dividends.

                       PREMIERWEST BANCORP AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               September 30, 2002


2. INVESTMENT SECURITIES

Investment securities available-for-sale at September 30, 2002 and December 31, 2001 consisted of the following:

                                                                                       2002
                                                    --------------------------------------------------------------------------
                                                                             Gross              Gross            Estimated
                                                       Amortized          unrealized         unrealized            fair
(Dollars in 000's)                                        cost              gains              losses              value
                                                    ----------------    ---------------    ----------------   ----------------
U.S. agency securities                                     $ 13,506              $ 259                 $ -           $ 13,765
Mortgage-backed securities
            and collateralized mortgage obligations           1,987                 33                   1              2,019
Obligations of states and
            political subdivisions                           16,364                722                   -             17,086
Corporate bonds                                               3,966                  9                  29              3,946
Other securities                                                322                  -                   -                322
                                                    ----------------    ---------------    ----------------   ----------------
            Total                                          $ 36,145            $ 1,023                $ 30           $ 37,138
                                                    ================    ===============    ================   ================

                                                                                       2001
                                                    --------------------------------------------------------------------------
                                                                             Gross              Gross            Estimated
                                                       Amortized          unrealized         unrealized            fair
(Dollars in 000's)                                        cost              gains              losses              value
                                                    ----------------    ---------------    ----------------   ----------------

U.S. agency securities                                     $ 31,263              $ 453                $ 35           $ 31,681
Mortgage-backed securities
            and collateralized mortgage obligations          11,669                161                  11             11,819
Obligations of states and
            political subdivisions                           16,255                162                  84             16,333
Corporate bonds                                               3,971                  -                  50              3,921
Other securities                                              1,574                  -                   -              1,574
                                                    ----------------    ---------------    ----------------   ----------------

            Total                                          $ 64,732              $ 776               $ 180           $ 65,328
                                                    ================    ===============    ================   ================

At September 30, 2002, approximately $37.1 million in investment securities available-for-sale were pledged to secure public deposits and nonpublic deposits and borrowings.

                       PREMIERWEST BANCORP AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               September 30, 2002

3. LOANS, NON-PERFORMING LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio at September 30, 2002 and December 31, 2001 was as follows:

  (Dollars in 000's)                                                                2002                   2001
                                                                             -------------------    -------------------
  Commercial                                                                          $ 110,690               $ 80,866
  Real estate - construction                                                             52,299                 59,754
  Real estate - other                                                                   188,699                175,047
  Consumer installment                                                                   35,331                 36,110
  Other                                                                                   2,865                  6,616
                                                                             -------------------    -------------------
                                                                                        389,884                358,393
  Less:
  Allowance for loan losses                                                               5,283                  4,825
  Deferred loan fees                                                                      1,176                    777
                                                                             -------------------    -------------------
    Loans, net                                                                        $ 383,425              $ 352,791
                                                                             ===================    ===================



The following table summarizes non performing loans as of September 30, 2002 and December 31,2001:


  (Dollars in 000's)                                                                 2002               2001
                                                                                ---------------    ---------------
Loans on non-accrual status                                                            $ 3,425            $ 2,115
Loans past due greater than 90 days but
 not on non accrual status                                                                 127              3,594
                                                                                ---------------    ---------------
  Total non-performing loans                                                             3,552              5,709
                                                                                ===============    ===============

Percentage of non-performing loans to total loans                                        0.91%              1.59%
                                                                                ===============    ===============



A summary of changes in the allowance for loan losses for the nine months ended September 30, 2002 and 2001 were as follows:


  (Dollars in 000's)                                                                 2002               2001
                                                                                ---------------    ---------------
  Balance - Beginning of the period                                                    $ 4,825            $ 3,476
  Loans charged-off                                                                       (450)              (199)
  Loan recoveries                                                                           96                 51
  Loan loss provision                                                                      812                613
  Allowance for loan losses acquired from Timberline                                         -                676
                                                                                ---------------    ---------------
  Balance - End of the period                                                          $ 5,283            $ 4,617
                                                                                ===============    ===============

                       PREMIERWEST BANCORP AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               September 30, 2002


4. LINE OF CREDIT AND OTHER BORROWINGS

       The Company has a line of credit available with Federal Home Loan Bank of Seattle (FHLB) for up to approximately $78 million as of September 30, 2002. This line of credit is secured by restricted FHLB stock owned by the Company and is limited to 15% of the Bank's total assets and by the amount of FHLB stock held by the Bank. Interest and principal payments are due monthly on any outstanding borrowings. As of September 30, 2002 and December 31, 2001, the Company had no advances from the FHLB under the line of credit. The Company has also borrowed long-term funds from the FHLB against this line of credit, aggregating approximately $25.1 million and $5.6 million as of September 30, 2002 and December 31, 2001, respectively. As of September 30, 2002, $20.0 million is due July 23, 2004, $3.6 million is due August 28, 2008, and the remaining $1.5 million is due at various times through February 2014. The Company is making monthly principal payments of approximately $53,000 plus interest at rates of 2.81% to 7.63%.

       Borrowings of approximately $8.7 million and $5.5 million at September 30, 2002 and December 31, 2001 respectfully, relate to repurchase agreements used for customer overnight sweep accounts. The cost of these funds at September 30, 2002 is an average annual rate of interest of approximately 1.34%. Certain investment securities, as required, have been pledged as collateral to fully secure the repurchase agreements.

       Additionally, as of September 30, 2002, the Company has approximately $20 million in available borrowings through lines of credit with correspondent banks and through the Federal Reserve Bank's discount window. No balances were outstanding as of September 30, 2002 and December 31, 2001.


5. COMMITMENTS AND CONTINGENCIES

       The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve various levels and elements of credit and interest rate risk in excess of the amount recognized in the accompanying condensed consolidated financial statements. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. As of September 30, 2002, the Company has $63.4 million of commitments to extend credit to customers and $4.3 million of standby letters of credit.

       In the ordinary course of business, the Bank becomes involved in various litigation arising from normal banking activities. In the opinion of management, the ultimate disposition of these actions will not have a material adverse effect on the Bank's consolidated financial position or results of operations.

                       PREMIERWEST BANCORP AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               September 30, 2002


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

Three-months ended September 30:                                       2002                2001
------------------------------------------------------------     -----------------   ------------------
Weighted average number of common shares:
  Basic earnings per common share                                      11,528,000           11,397,000
  Diluted earnings common per share                                    11,597,000           11,481,000


Nine-months ended September 30:                                        2002                2001
------------------------------------------------------------     -----------------   ------------------
Weighted average number of common shares:
  Basic earnings per common share                                      11,500,000           10,638,000
  Diluted earnings common per share                                    11,576,000           10,720,000


7. RECENTLY ISSUED ACCOUNTING STANDARDS

       In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 discontinues the practice of amortizing goodwill and requires that goodwill be continually evaluated for impairment and be written-down when appropriate. SFAS No. 142 also requires that other intangible assets that have been separately identified and accounted for continue to be amortized over a determinable useful life. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Application of the non-amortization provisions of SFAS No. 142 have eliminated the Bank's amortization of goodwill beginning with the nine months ended September 30, 2002. In June 2002, the Bank performed the first of the required goodwill impairment tests to determine if an impairment loss should be recognized. Adoption of SFAS No. 142 requires that a review be performed of the valuation of goodwill at all relevant business unit levels. Management determined the effect of these impairment tests on the Bank's consolidated financial position and results of operations by recognizing a $99,000 goodwill impairment loss, net of $51,000 in related taxes, due to the acquisition of Motor Investments Company in October 2000. Analyses of other recorded goodwill components indicate that no additional impairment of asset values exists.

       In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting obligations associated with the retirement of long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective

                       PREMIERWEST BANCORP AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               September 30, 2002

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

       In April 2002, the FASB issued SFAS No., 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishments of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking Fund Requirements." This statement also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions and is effective for fiscal years beginning after May 31, 2002. The Company's management does not expect that the application of the provisions of this statement will have a material impact on the Bank's consolidated financial statements.

       In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The statement is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company's management does not expect that the application of the provisions of this statement will have a material impact on the Bank's consolidated financial statements.

       In October 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 147, "Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9." The Company's management does not expect that the application of the provisions of this statement will have a material impact on the Bank's consolidated financial statements.

                       PREMIERWEST BANCORP AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               September 30, 2002


8. ACQUISITION OF TIMBERLINE BANCSHARES, INC.

   On April 16, 2001, the Company completed the acquisition of Timberline Bancshares, Inc. and its wholly owned subsidiary, Timberline Community Bank. The acquisition was accounted for using the purchase method of accounting. Accordingly, the assets and liabilities of Timberline have been recorded by the Company at their respective estimated fair values at the time of the completion of the transaction and the results of Timberline have been included with those of the Company since the date of the acquisition. As of September 30, 2002, the accompanying condensed consolidated balance sheet included approximately $6.0 million in goodwill related to this acquisition.



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
                                                        =================


   The following pro forma information presents the Company's consolidated results of operations as if the acquisition of Timberline had occurred at the beginning of the nine-month period ended September 30, 2001 presented below. The pro forma information does not purport to be indicative of the actual results of operations that would have occurred had the transactions taken place at the beginning of the nine-month period presented or of future results of operations.

(Dollars in 000's, except earnings per share)                                Nine-months ended September 30,
                                                                      ----------------------------------------------
                                                                              2002                    2001
                                                                      ---------------------   ----------------------
                                                                             Actual                 Pro Forma
                                                                      ---------------------   ----------------------
Total interest and non-interest income                                            $ 28,190                 $ 28,312
Net income                                                                         $ 3,024                  $ 1,980

Basic earnings per common share                                                     $ 0.26                   $ 0.19
Diluted earnings per common share                                                   $ 0.26                   $ 0.18

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's unaudited condensed consolidated financial statements and the notes thereto for the nine month and three month periods ended September 30, 2002 and 2001 included in this report.

When used in the following discussion, the word "expects," "believes," "anticipates" an other similar expressions are intended to identify forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially form those projected. Specific risks and uncertainties include, but are not limited to, those listed in the paragraph entitled "Disclosure Regarding Forward-Looking Statements" at page 2, as well as general business and economic conditions, and other factors listed from time to time in the Company's SEC reports. Readers are cautioned not to place undue reliance on these forward-looking statements, as they are merely projections and are not assurances of future performance.

OVERVIEW.

PremierWest Bancorp is a bank holding company headquartered in Medford, Oregon. The largest subsidiary, PremierWest Bank, is a community bank that provides a broad array of financial services to customers located in southern Oregon and northern California. Growth has been rapid in recent years, having been formed in connection with the May 2000 merger of Douglas National Bank and its parent holding company, United Bancorp, with the Bank of Southern Oregon, which then changed its name to PremierWest Bank. In April 2001 the Bank acquired Yreka, California based Timberline Bancshares, Inc., and its wholly owned subsidiary, Timberline Community Bank, in a transaction accounted for as a purchase. Total assets at September 30, 2002 were $520 million and net loans outstanding were $383 million, compared with total assets of $483 million and net loans of $332 million at September 30, 2001. For the nine month period ending on September 30, 2002 net income was $3,024,000, an increase of $1,172,000 or 63% over the same period of 2001. Management attributes this growth in part to the acquisition in April 2001 of Timberline Bancshares, as well as an increased presence in other markets served.

Assets and earnings have grown with continued focus on providing high quality community banking services in the Bank's markets, improving the quality of the loan portfolio and pursuing a prudent plan of expansion, particularly in communities in Northern California. Continued growth is planned through the attraction of new customers and opening new branches, as well as expanding through acquisition in markets with similar cultures and customer bases. Further information about the Bank's business can be found at its Internet website at HTTP://WWW.PREMIERWESTBANK.COM; however, readers are cautioned that information provided on the website is not incorporated into this report except to the extent specifically described herein.

HIGHLIGHTS

As mentioned above, the Timberline acquisition was accounted for as a purchase. Accordingly, the Company has recorded the assets and liabilities of Timberline at the time of the completion of the acquisition at their respective estimated fair values and the results of operations of Timberline have been included with those of the Company since the date of the acquisition. The unidentified intangible assets related to the excess of the Company's purchase price over the estimated net fair value of the assets acquired and liabilities assumed is reported as goodwill. The financial statement data for the nine-month periods presented are not comparable as a result of the acquisition of Timberline using the purchase method of accounting (See Note 8 to the condensed consolidated financial statements).

FINANCIAL CONDITION AT SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
---------------------------------------------------------------

Total assets at September 30, 2002 increased 6.6% to $520 million compared to December 31, 2001. Net loans grew $31 million to $383 million accounting for 73.6% of total assets. Total deposits increased 1.2% to $435 million while the Bank's overall deposit mix changed from higher yielding certificates of deposits into less expensive core deposits. The Company's loan to deposit ratio increased to 89.6% as of September 30, 2002 compared to 83.3% as of December 31, 2001. During the quarter ending September 30, 2002 the Bank borrowed an additional $20 million from the FHLB to augment deposits as a source of liquidity and funding for increased loan demand. Overall loan quality has improved since December 31, 2001 - as of September 30, 2002 non-performing loans totaled $3.6 million or ..91% of total loans compared to $5.7 million or 1.59% of total loans as of December 31, 2001. As of September 30, 2002 the Bank's loan loss allowance totaled $5.3 million. Adding net income from PremierWest's operations, the Company's capital to assets ratio was 9.16% as of September 30, 2002.

EARNINGS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
---------------------------------------------------------------

The Company had net income of $1,089,000 for the three months ended September 30, 2002, which was an increase of $487,000 (or 80.9%) compared to the same period in 2001. This increase is due mainly to a $1.4 million increase in net interest income and non-interest income offset by an increase of $1 million in non-interest expense and applicable income taxes over the comparative three-month period ended September 30, 2001.

The following table presents information regarding yields on interest-earning assets, expense on interest-bearing liabilities, net interest spread, net yields on average interest-earning assets, return on average assets and return on average equity for the periods indicated (dollars in thousands):

Analysis for the three-month period ended                              Increase
September 30, 2002 and 2001                 2002          2001        (Decrease)      %Change
                                         ------------  ------------   ------------  ------------
Average fed funds sold and investments      $ 60,670      $ 95,085      $ (34,415)        -36.2%
Average gross loans                          387,260       329,569         57,691          17.5%
Average interest earning assets              447,930       424,654         23,276           5.5%
Average interest bearing liabilities         360,921       349,959         10,962           3.1%
Average total assets                         499,483       472,093         27,390           5.8%
Average equity                                47,213        43,232          3,981           9.2%

Average yield earned (1)                        7.19%         8.03%         -0.84%        -10.5%
Average rate paid                               1.79%         3.41%         -1.62%        -47.5%
                                         ------------  ------------   ------------
Net interest spread                             5.40%         4.62%          0.78%         16.9%
                                         ============  ============   ============

Net interest income to average
 interest earning assets (net interest margin)  5.35%         4.53%          0.82%         18.1%
Return on average assets                        0.86%         0.51%          0.35%         68.6%
Return on average equity                        9.15%         5.52%          3.63%         65.8%
Efficiency ratio (2)                           74.57%        78.54%         -3.97%         -5.1%

Notes:
(1)  Tax equivalent at a 34% rate
(2)  Non-interest expense divided by net interest income plus non-interest income

NET INTEREST INCOME. Net interest income before the loan loss provision increased $1.2 million for the three-month period ended September 30, 2002 over the same period in 2001. The increase was mainly due to an increase of $23.3 million in the volume of average earning assets offset by an 84 basis point decrease in overall yields. Though the Company's cost of funds decreased to 1.79%, the volume of its interest-bearing liabilities increased $11 million during the three-month period ended September 30, 2002 compared to the corresponding period ended September 30, 2001. As a result, the Company's interest rate margin increased 82 basis points.

LOAN LOSS PROVISION. The loan loss provision during the three-month period ended September 30, 2002 was $225,000 compared to $258,000 for the three-month period ended September 30, 2001. The Company had net charge-offs of $144,000 during the three-month period ended September 30, 2002, compared to net charge-offs of $107,000 for the corresponding period in 2001. Additions to the loan loss provision have increased the allowance for loan losses to $5.3 million as of September 30, 2002, compared to $4.6 million as of September 30, 2001. The Company's ratio of allowance for loan losses to total loans was 1.36% at September 30, 2002, compared to 1.37% at September 30, 2001. Loans of approximately $972,000 were put on non-accrual during the third quarter. Non-performing assets (defined as loans on non-accrual status, 90 days or more past due, and other real estate owned) either specifically reserved or adequately collateralized totaled $5.5 million and $6.1 million at September 30, 2002 and 2001, respectively. Management believes that non-performing loans have been adequately provided for in the allowance for loan losses.

NON-INTEREST INCOME. Non-interest income increased 20.8% to $1.3 million for the three months ended September 30, 2002, as compared to $1.1 million for the same period in 2001. Of this increase, $110,000 related to other income resulting from a gain on sale of other real estate owned, $77,000 resulted from increased account service fees and $73,000 related to increased investment service commissions, while mortgage loan brokerage income declined $35,000.

NON-INTEREST EXPENSE. Non-interest expense increased $725,000 for the three months ended September 30, 2002 as compared to the corresponding period in 2001. Salaries and employee benefits increased $441,000 as a result of higher costs associated with new branch personnel, severance costs incurred, increases in commissions paid and employee benefits incurred during the three months ended September 30, 2002 as compared to the corresponding period in 2001. Occupancy and equipment expenses increased $315,000 for the three months ended September 30, 2002, as compared to the same period in 2001 and was attributed to depreciation and other building charges resulting from new branch and office facilities.

The Company's efficiency ratio was 74.57% during the third quarter 2002 compared to 78.54% for the third quarter of 2001. The improvement resulted primarily from increased net interest margins as deposit interest expense decreased.

EARNINGS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
--------------------------------------------------------------

The Company had net income of $3,024,000 for the nine months ended September 30, 2002, which was an increase of $1,172,000 (or 63.3%) compared to the same period in 2001. This increase is due mainly to a $5.8 million increase in net interest income and non-interest income offset by an increase of $4.4 million in non-interest expense and applicable income taxes over the comparative nine-month period ended September 30, 2001.

The following table presents information regarding yields on interest-earning assets, expense on interest-bearing liabilities, net interest spread, net yields on average interest-earning assets, return on average assets and return on average equity for the periods indicated (dollars in thousands):

Analysis for the nine-month period ended                                            Analysis for the nine-month period ended
September 30, 2002 and 2001                      2002         2001                  September 30, 2002 and 2002               2000
                                              -----------  -----------                                                     ---------
Average fed funds sold and investments          $ 64,330     $ 89,260               Average fed funds sold and investments $114,190
Average gross loans                              375,787      291,776               Average gross loans                     207,765
Average interest earning assets                  440,117      381,036               Average interest earning assets         321,955
Average interest bearing liabilities             358,494      317,981               Average interest bearing liabilities    358,494
Average total assets                             490,602      421,634               Average total assets                    352,666
Average equity                                    46,670       38,411               Average equity                           30,152
Average yield earned (1)                            7.42%        8.31%              Average yield earned (1)                   9.20%
Average rate paid                                   1.99%        3.65%              Average rate paid                          5.31%
                                              -----------  -----------                                                     ---------
Net interest spread                                 5.43%        4.66%              Net interest spread                        3.89%
                                              ===========  ===========                                                     =========
Net interest income to average                                                      Net interest income to average
 interest earning assets                                                             interest earning assets
     (net interest margin)                          5.36%        4.58%                   (net interest margin)                 3.80%
Return on average assets                            0.82%        0.59%              Return on average assets                   0.36%
Return on average equity                            8.66%        6.45%              Return on average equity                   4.24%
Efficiency ratio (2)                               74.49%       77.16%              Efficiency ratio (2)                      79.83%

Notes:                                                                              Notes:
(1)  Tax equivalent at a 34% rate                                                   (1)  Tax equivalent at a 34% rate
(2)  Non-interest expense divided by net interest income plus non-interest income   (2)  Non-interest expense divided by net
                                                                                          interest income plus non-interest income

NET INTEREST INCOME. Net interest income before the loan loss provision increased $4.6 million, or 35.4%, for the nine-month period ended September 30, 2002 over the same period in 2001. This increase resulted from an $84 million, or 28.8%, growth in average gross loans outstanding in combination with an improved net interest margin. While average yields on earning assets declined 89 basis points, the Company's cost of average deposits and borrowings decreased 166 basis points to 1.99%. These factors contributed to the Company's interest rate margin increasing 78 basis points to 5.36% from 4.58% for the comparative two periods.

LOAN LOSS PROVISION. The loan loss provision during the nine-month period ended September 30, 2002 was $812,000 compared to $613,000 for the nine-month period ended September 30, 2001. The Company had net charge-offs of $354,000 during the nine-month period ended September 30, 2002, compared to net charge-offs of $148,000 for the corresponding period in 2001. Additions to the loan loss provision have increased the allowance for loan losses by $458,000 as of September 30, 2002 compared to December 31, 2001. At September 30, 2002 the allowance for loan losses amounted to 1.36% of outstanding loans. Management believes that non-performing loans have been adequately provided for in the allowance for loan losses to offset specific and inherent losses in the loan portfolio.

NON-INTEREST INCOME. Non-interest income increased 44.4% to $3.9 million for the nine months ended September 30, 2002, as compared to $2.7 million for the same period in 2001. Of this increase, $360,000 resulted from account service fees, $222,000 related to net gains on sold/called securities, $137,000 resulted from an increase in mortgage loan brokerage fees and $134,000 came from other income related to gains from sale of property including $110,000 from sale of other real estate. In addition, a $319,000 (216%) increase came from commissions on the sale of investment services products reflecting the success of the Bank's relatively new Investment Services division despite the volatility of the stock market this year.

NON-INTEREST EXPENSE. Non-interest expense increased $3.7 million for the nine months ended September 30, 2002 as compared to the corresponding period in 2001 and includes a full nine months of northern California operations from the former Timberline Bank in 2002, compared to just five months in 2001.

Salaries and employee benefits increased $2.3 million as a result of both the company's growth and consolidation efforts as higher costs associated with new branch personnel, severance and non-compete payments, as well as higher levels of commissions paid and increased employee benefits costs that were incurred during the nine months ended September 30, 2002 as compared to the corresponding period in 2001. Severance and non-compete payments amounted to $332,000 for nine months ending September 30, 2002 compared to $143,000 for the same period in 2001. Remaining severance and non-compete payments are on a diminishing payout schedule through 2003. Occupancy and equipment expenses increased by $988,000 for the nine months ended September 30, 2002 as compared to the same period in 2001 as a result of new branch and office facility charges. Other non-interest expense increased $477,000 and was primarily related to higher communications expense and professional fees. Communications expenses including telephone, postage and courier services increased $280,000 and related to the Bank's general growth in operations and infrastructure. Professional fees increased $287,000 resulting from a mix of professional services needs in support of the Bank's growth as well as ongoing credit collection efforts.

The Company's efficiency ratio during the nine-month period ended September 30, 2002 was 74.49%, compared to 77.16% for the same period of 2001. Driving this improvement was growth in the loan portfolio in combination with an improved net interest margin. Although non-interest expense increased 30.2% ($3.7 million) during the comparative period, management expects continued efficiencies as results from non-recurring expense items and other efforts to streamline and consolidate internal processes are fully realized.

LIQUIDITY AND CAPITAL RESOURCES.
-------------------------------

LIQUIDITY. Liquidity enables the Company to meet customer demands for deposit withdrawals and fund borrowing needs of its loan customers. The Company maintains its liquidity position through maintenance of cash resources and the stability of its core deposit base. Liquidity declined slightly during this quarter as a result of the increase in loan volume. Excess cash was invested on a short-term basis into federal funds sold and interest-earning deposits with the FHLB. As of September 30, 2002, the Company had $33.6 million in federal funds sold.

A further source of liquidity is the Company's ability to borrow funds by maintaining a secured line of credit with the FHLB up to 15% of the Bank's total assets. As of September 30, 2002, the Company had no overnight borrowings and $25.1 million in long-term borrowings from the FHLB against the Company's credit line, compared with $5.7 million at September 30, 2001. Other borrowings of approximately $8.7 million relate to repurchase agreements for customer overnight sweep accounts. The cost of all borrowed funds was approximately 3.01% for the nine-month period ending September 30, 2002. The Company also has established credit lines of approximately $20 million through correspondent banks and the discount window with the Federal Reserve Bank of San Francisco.

At September 30, 2002, the Company had approximately $63.4 million in outstanding commitments to extend credit for newly approved loans and available funds for construction projects. Under the terms of some commitments, completion of specified project benchmarks must be certified before funds may be drawn. In addition, it is anticipated that a portion of other commitments will expire or terminate without funding. Management believes that the Company's available resources will be sufficient to fund these commitments in the normal course of business.

CAPITAL RESOURCES. Federal regulators require that the Bank maintain certain ratios relating to its risk-based capital. This requirement weighs balance sheet and off-balance sheet items for their inherent risk. It requires minimum standards for risk-based-capital by capital tier. As a minimum requirement, the total risk-based capital ratio should be at least 8.00%, the Tier 1 capital ratio should be at least 4.00%, and the leveraged capital ratio should be at least 4.00%. At September 30, 2002, the Company's estimated regulatory capital ratios were as follows: total risk-based capital ratio of 10.27%, Tier 1 capital ratio of 9.04%, and leverage capital ratio of 7.95%. If the Company were fully leveraged, further growth could be restricted to the level attainable through generation and retention of net income or the Company could seek additional capital from outside sources.

MARKET RISK. Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises principally from interest rate risk in its lending, deposit and borrowing activities. Management actively monitors and manages its interest rate risk exposure. Although the Company manages other risks, as in credit quality and liquidity risk, in the normal course of business, management considers interest rate risk to be a significant market risk, which could have the largest material effect on the Company's financial condition and results of operations. Other types of market risks, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities. The Company had not experienced a significant change in market risk at September 30, 2002 as compared to December 31, 2001. The Company has experienced a reduction in its cost of deposits due to the increase in non-interest bearing deposits and lower relative cost savings and money market accounts while its higher relative cost time deposits have declined, resulting in an improvement in its interest rate margin.


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS. From time to time PremierWest or its wholly owned subsidiary, PremierWest Bank (the "Bank"), are involved in various legal proceedings that are incident to business. The following information is given with respect to the more significant pending matters.

Bernard J. Woodward, et al vs. Bank of Southern Oregon (nka PremierWest Bank), Black Oak Construction, Inc., et al; Jackson County Circuit Court, Oregon filed March 1, 2001.

This matter involves a claim by the plaintiff alleging that the Bank deposited checks payable to the plaintiff and Black Oak Construction, a bank customer, in the amount of $930,840, without plaintiff's consent. Plaintiff is seeking return of the proceeds, interest and costs and has indicated intent to seek punitive damages. The Bank has denied liability and filed a counterclaim for approximately $1.16 million for losses incurred on other loans to Black Oak Construction. The dispute involves the right of the Bank depositing proceeds from checks payable to Black Oak Construction thereby repaying certain outstanding loans of Black Oak Construction in connection with a joint construction project between the plaintiff and Black Oak Construction. The Bank's counterclaim alleges the plaintiff intentionally caused Black Oak Construction to under-bid other construction contracts. Discovery in the case is not yet completed. No trial date has been set. Management believes its actions were proper; however, a favorable outcome in the litigation cannot be assured.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

       99.1 Certification of Chief Executive Officer and Chief Finanical Officer pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8K

       None.





SIGNATURES: Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: November  14 , 2002
PREMIERWEST BANCORP


/S/on file
----------------------------------------------------------------
Tom Anderson, Senior Vice President & Chief Financial Officer


/S/on file
----------------------------------------------------------------
John L. Anhorn, President  & Chief Executive Officer

CERTIFICATION
-------------

I, John Anhorn, certify that:

1. I have reviewed this quarterly report on Form 10-Q of PremierWest Bancorp;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ on file
JOHN ANHORN
PRESIDENT AND CHIEF EXECUTIVE OFFICER

CERTIFICATION
-------------

I, Tom Anderson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of PremierWest Bancorp;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ on file
TOM ANDERSON
SENIOR VICE PRESIDENT & Chief Financial Officer

                                                                    Exhibit 99.1
                                                                    ------------

  Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, As Adopted
           Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

In connection with the Quarterly Report on Form 10-Q of PremierWest Bancorp (the "Company") dated November 14, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), John Anhorn, as Chief Executive Officer and President of the Company, and Tom Anderson, as Chief Financial Officer, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


 By                            /s/  JOHN ANHORN
                               John Anhorn
                               President and Chief Executive Officer
                               Date: November 14, 2002



 By                            /s/  TOM ANDERSON
                               Tom Anderson
                               Senior Vice President & Chief Financial Officer
                               Date: November 14, 2002

This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.