Form 10-K
period 2002-12-31
PREMIERWEST BANCORP
filed 2003-03-26
CIK 1102287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended: December 31, 2002

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to _____

Commission file number: 333-96209

PREMIERWEST BANCORP
(Exact name of registrant as specified in its charter)

93-1282171
Oregon	(I.R.S. Employer
(State of incorporation)	Identification No.)

503 Airport Road
Medford, Oregon   97504
(Address of principal executive offices)

Registrant’s telephone number: (541) 618-6003

Securities registered under Section 12(b) of the Exchange Act:   None

Securities registered under Section 12(g) of the Exchange Act:   Common stock

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes        No  X

        As of February 28, 2003, there were 11,567,559 shares of common stock outstanding. The aggregate market value of common stock held by nonaffiliates was approximately $73 million at February 28, 2003, based on the average bid and ask prices of such stock on that date as reported by the OTC Bulletin Board System.

Documents Incorporated by Reference:

        Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held May 22, 2003 are incorporated by reference into Part III.

PREMIERWEST BANCORP
FORM 10-K
TABLE OF CONTENTS

		PAGE
Disclosure Regarding Forward Looking Statements		1
PART I
Item 1	Business	1-8
Item 2	Properties	9-10
Item 3	Legal Proceedings	10
Item 4	Submission of Matters to a Vote of Security Holders	10
PART II
Item 5	Market for Registrant's Common Equity and Related Stockholder Matters	11
Item 6	Selected Financial Data	12
Item 7	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	13-33
Item 7A	Quantitative and Qualitative Disclosures about Market Risk	33-34
Item 8	Financial Statements and Supplementary Data	35
Item 9	Changes In and Disagreements with Accountants on Accounting
	and Financial Disclosure	36
PART III
Item 10	Directors, Executive Officers of the Registrant	36
Item 11	Executive Compensation and Report of Compensation Committee	36
Item 12	Security Ownership of Certain Beneficial Owners and Management	36-37
Item 13	Certain Relationships and Related Transactions	37
Item 14	Controls and Procedures	37
PART IV
Item 15	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	38-39
CERTIFICATIONS		40-41
SIGNATURES		42-43

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This report, particularly including the section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains a number of forward-looking statements about our anticipated business, operations, financial performance, and cash flows. Statements in this report that relate to future plans, events, and circumstances are provided to describe management’s intentions and expectations based on currently available information, and readers should not construe these statements as assurances or guarantees. As with any predictions, these statements are inherently difficult to make with any degree of assurance, and actual results may differ materially and adversely from management’s expectations described herein. Likewise, management’s plans described in this report may not come to pass because unforeseen events may force management to deviate from its expressed intentions. Forward-looking statements often can be identified by the use of predictive or prospective terms such as “expect,”“anticipate,” “believe,” “plan,” “intend,” and words of similar construction or meaning. Some of the events or circumstances that may cause our actual results to deviate from management’s expectations include the impact of competition and local and regional economic factors upon our customer base, our deposits and our loan portfolio; economic and regulatory limits on our ability to grow our assets and manage our business; interest rate fluctuations that may adversely impact our revenues and expenses; and the impact of impairment charges upon our intangible and other assets. Other factors that may adversely impact our performance are discussed in the section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors that May Affect Future Results of Operations, as well as other disclosures we make from time to time in our other filings with the Securities and Exchange Commission. Readers also should note that forward-looking statements expressed in this report are made as of the date this report is filed and management cannot undertake to update those statements to reflect future events or circumstances.

PART I

ITEM 1. BUSINESS

INTRODUCTION

        PremierWest Bancorp, an Oregon corporation (the “Company”), is a bank holding company headquartered in Medford, Oregon. We operate primarily through our subsidiary, PremierWest Bank (the “Bank” and collectively with the Company, “PremierWest”). PremierWest conducts a general commercial banking business, gathering deposits from the general public and applying those funds to the origination of loans for commercial, real estate, and consumer purposes and investments. PremierWest was created from the merger of Bank of Southern Oregon and Douglas National Bank on May 8, 2000, and the simultaneous formation of a bank holding company for the resulting bank, PremierWest Bank. The merger was accounted for as a pooling of interests. Accordingly, the consolidated financial statements included elsewhere in this statement, and the following discussion, present the Company as if the merger had taken place prior to the periods presented.

        The Bank is a community bank offering a full range of financial products and services through a network of branches along the Interstate 5 freeway corridor between Roseburg, Oregon, and Redding, California. The Bank has three subsidiaries: Premier Finance Company, PremierWest Investment Services, Inc. and Blue Star Properties, Inc. Premier Finance Company has offices in Medford, Klamath Falls and Portland, Oregon. Premier Investment Services, Inc. operates throughout the Bank’s entire market.

        PremierWest was originally state chartered as Bank of Southern Oregon in 1992 and was headquartered in Medford, Oregon. In May 2000, Bank of Southern Oregon merged with Douglas National Bank (“Douglas National”) headquartered in Roseburg, Oregon, and simultaneously formed a holding company for the resultant Bank, which was renamed PremierWest Bank. In April 2001, the Company acquired Timberline Bancshares, Inc. and its wholly-owned subsidiary, Timberline Community Bank (“Timberline”), with branch locations in northern California.

        For the year ended December 31, 2002, PremierWest earned $4.3 million, an increase of 110.98% compared to $2.0 million in net income for 2001. Net income of $2.0 million in 2001 was up 13.08% over 2000 earnings of $1.8 million. Our diluted earnings per share were $0.37, $0.19 and $0.19 for the years ended 2002, 2001 and 2000, respectively. Return on average shareholders’ equity was 9.13% for the year ended December 31, 2002. This compared with a return on average shareholders’ equity of 5.12% for 2001 and a return on average shareholders’ equity of 5.96% for 2000.

PRODUCTS AND SERVICES

        PremierWest offers a broad range of banking services to its customers, principally to small and medium-sized businesses and professional and retail customers.

        Loan products – PremierWest makes commercial and real estate loans, construction loans for owner-occupied and rental properties, commercial and equipment leases, and secured and unsecured consumer loans. Commercial and real estate-based lending has been the primary focus of the Bank’s lending activities.

        Commercial lending – PremierWest offers specialized loans for business and commercial customers, including equipment and inventory financing, accounts receivable financing, operating lines of credit, and real estate construction loans. PremierWest also makes Small Business Administration loans to qualified businesses. A substantial portion of PremierWest’s commercial loans are designated as real estate loans for regulatory reporting purposes because they are secured by mortgages and trust deeds on real property, even if the loans are made to finance commercial activities, such as inventory and equipment purchases and leasing, and even if they are secured by other assets such as equipment or accounts receivable.

        One of the primary risks associated with commercial loans is the risk that the commercial borrower might not generate sufficient cash flows to repay the loan. PremierWest always requires secondary sources of repayment, such as real estate collateral, and generally requires personal guarantees from the borrower’s principals.

        Real estate lending – Real estate is commonly a material component of collateral for PremierWest’s loans. Although the expected source of repayment of these loans is generally business or personal income, real estate collateral provides an additional measure of security. Risks associated with loans secured by real estate include fluctuating land values, changing local economic conditions, changes in tax policies, and a concentration of real estate loans within a limited geographic area.

        Commercial real estate loans primarily include owner-occupied commercial properties and income-producing or farm properties. The primary risks of commercial real estate loans are loss of income of the borrower and the inability of the market to sustain rent levels. PremierWest’s underwriting standards limit the maximum loan-to-value ratio and require a minimum debt service coverage ratio for each of its commercial real estate loans.

        Although commercial and commercial real estate loans generally are accompanied by somewhat greater risk than single-family residential mortgage loans, commercial and commercial real estate loans tend to be higher yielding, have shorter terms and generally provide for interest-rate adjustments as prevailing rates change. Accordingly, commercial and commercial real estate loans assist with interest-rate risk management while contributing to strong asset and income growth.

        PremierWest originates several different types of construction loans, including residential construction loans to borrowers who will occupy the premises upon completion of construction, residential construction loans to builders, commercial construction loans, and real estate acquisition and development loans. Because of the complex nature of construction lending, these loans have a higher degree of risk than other forms of real estate lending. Generally, the Bank mitigates its risk on construction loans by lending to customers who have been prequalified for long-term financing and who are using contractors acceptable to PremierWest.

        Consumer lending – PremierWest and its finance subsidiary, Premier Finance Company, make secured and unsecured loans to individual borrowers for a variety of purposes including personal loans and revolving credit lines, as well as consumer loans secured by autos, boats, recreational vehicles, and other consumer products. Besides serving the Bank’s immediate markets, Premier Finance Company also makes loans to Bank customers, where the loans may carry a higher risk than permitted under the Bank’s lending criteria. Since unsecured consumer loans normally carry significantly higher interest rates than secured loans, PremierWest maintains a higher allowance for loan loss for consumer loans, while maintaining strict credit guidelines when considering consumer loan applications.

        Lease financing – During 2001, the Bank contracted with a commercial leasing management company in Portland, Oregon, to introduce commercial equipment lease financing to customers primarily involved in the waste management industry. Management initially viewed commercial leasing as an alternative that brought additional flexibility to conventional borrowing for the purchase of business equipment. However, in 2002 management elected to curtail its leasing activities in favor of focusing on other commercial banking opportunities.

        Deposit products and other services – PremierWest offers a variety of traditional deposit products to attract both commercial and consumer deposits through checking and savings accounts, money market accounts, and certificates of deposit. The Bank also offers safe deposit facilities, travelers’ checks, money orders and automated teller machines at many of its facilities.

        PremierWest’s investment subsidiary, PremierWest Investment Services, Inc., sells insurance and related financial products, including life and health insurance, and provides mutual funds, annuities and other investment products to its customers through a third-party registered broker-dealer.

MARKET AREA

        PremierWest conducts business in several primary market areas in southern Oregon and northern California. The Company serves Jackson County, Oregon, from its main office in Medford, five branch offices in Medford and one branch in Central Point. Medford is the fourth largest city in Oregon and is the center for commerce, medicine and transportation in southwestern Oregon. PremierWest also has two full-service branches in Grants Pass (Josephine County), Oregon, which opened during 2001 and 2002. The principal industries in Jackson and Josephine Counties include forest products, manufacturing and agriculture. Other manufacturing segments include electrical equipment and supplies, computing equipment, printing and publishing, fabricated metal products and machinery, and stone and concrete products. In the nonmanufacturing sector, significant industries include recreational services, wholesale and retail trades, as well as medical care, particularly in connection with the area’s growing retirement community.

        Another principal market area is centered in Roseburg, Oregon, and the surrounding communities in Douglas County, which PremierWest serves from its eight branches in Roseburg, Winston, Glide, Sutherlin, and Drain. PremierWest’s presence in the Roseburg market area results primarily from Bank of Southern Oregon’s merger with Douglas National Bank on May 8, 2000. The economy in Douglas County has historically depended on the forest products industry, which is generally a declining industry, resulting in little economic growth and lower per capita income levels compared to other market areas along the Interstate 5 corridor, including those in Medford and Grants Pass and those in Northern California, which are somewhat more economically diversified.

        On April 16, 2001, PremierWest acquired Timberline and its eight branch locations within Siskiyou County in Northern California. PremierWest also opened a loan production office in Redding, California, late in 2001. The economy of Northern California from Siskiyou County to Redding is primarily involved in local government services, retail trade and services, recreation and tourism and health care as the region moves away from timber and timber products industries. Manufacturing jobs account for about 7% of all jobs in the region.

        PremierWest does business in many different communities. However, the geographic areas we serve also make our business more reliant on local economies than are super-regional and national banks. Nevertheless, management believes the diversity of our customers, communities, and economic sectors is a source of strength. In addition, management views our community focus as among our greatest strengths.

INDUSTRY OVERVIEW

        The commercial banking industry continues to undergo increased competition, consolidation and change. In addition to traditional competitors such as banks and credit unions, noninsured financial service companies such as mutual funds, brokerage firms, insurance companies, mortgage companies and leasing companies now offer alternative investment opportunities for customers’ funds and lending sources for their needs. Banks have been granted extended powers to better compete with these financial service providers through the limited right to sell insurance, securities products and other services, but the percentage of financial transactions handled by commercial banks continues to decline as the market penetration of other financial service providers has grown.

        PremierWest’s business model is to compete on the basis of customer service, not solely on price, and to compete for deposits by offering a variety of deposit accounts at rates generally competitive with financial institutions in the area.

        PremierWest’s competition for loans comes principally from banks, savings and loan associations, mortgage companies, finance companies, insurance companies, credit unions, and other traditional lenders. We compete for loans on the basis of interest rates and loan fees, our array of commercial and mortgage loan products, and the efficiency and quality of our services. Lending activity can also be affected by our liquidity, local and national economic conditions, current interest rate levels, and loan demand. As described above, PremierWest competes with the larger commercial banks by emphasizing a community bank orientation and efficient personal service to both commercial and individual customers.

EMPLOYEES

        As of December 31, 2002, PremierWest had 288 full-time equivalent employees compared to 278 at December 31, 2001. This relative stability, while net income has grown more than 110%, is due to increased efficiencies and our expansion of technology-based tools. None of our employees are represented by a collective bargaining group. Management considers our relations with employees to be excellent.

WEBSITE ACCESS TO PUBLIC FILINGS

        PremierWest makes available all periodic and current reports, free of charge, on its website as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). PremierWest’s website address is www.premierwestbank.com. The contents of our website are not incorporated into this report or into our other filings with the SEC.

GOVERNMENT POLICIES

        The operations of PremierWest’s subsidiaries are affected by state and federal legislative changes and by policies of various regulatory authorities, including those of the States of Oregon and California, the Federal Reserve Bank, and the Federal Deposit Insurance Corporation. These policies include, for example, statutory maximum legal lending limits and rates, domestic monetary policies of the Board of Governors of the Federal Reserve System, United States fiscal policy, and capital adequacy and liquidity constraints imposed by national and state regulatory agencies.

SUPERVISION AND REGULATION

        General – PremierWest is extensively regulated under federal and state law. These laws and regulations are generally intended to protect depositors, not shareholders. To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory or regulatory provisions. Any change in applicable laws or regulations may have a material effect on the business and prospects of the Company. The operations of the Company may be affected by legislative changes and by the policies of various regulatory authorities. The Company cannot accurately predict the nature or the extent of the effects on its business and earnings that fiscal or monetary policies, or new federal or state legislation, may have in the future.

        Federal and State Bank Regulation – PremierWest Bank, as a state chartered bank with deposits insured by the Federal Deposit Insurance Corporation (“FDIC”), is subject to the supervision and regulation of the State of Oregon and the FDIC. These agencies may prohibit the Company from engaging in what they believe constitutes unsafe or unsound banking practices.

        The Community Reinvestment Act (“CRA”) requires that, in connection with examinations of financial institutions within its jurisdiction, the FDIC evaluate the record of financial institutions in meeting the credit needs of their local communities, including low and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. These factors are also considered in evaluating mergers, acquisitions and applications to open a new branch or facility. The Company’s current CRA rating is “Satisfactory.”

        Banks are also subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal shareholders or any related interest of such persons. Extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral as, and follow credit underwriting procedures that are not less stringent than, those prevailing at the time for comparable transactions with persons not affiliated with the Company, and (ii) must not involve more than the normal risk of repayment or present other unfavorable features. Banks are also subject to certain lending limits and restrictions on overdrafts to such persons. A violation of these restrictions may result in the assessment of substantial civil monetary penalties on the bank or any officer, director, employee, agent or other person participating in the conduct of the affairs of that bank, the imposition of a cease and desist order, and other regulatory sanctions.

        Under the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”), each federal banking agency has prescribed, by regulation, capital safety and soundness standards for institutions under its authority. These standards cover internal controls, information and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, and standards for asset quality, earnings and stock valuation. An institution that fails to meet these standards must develop a plan acceptable to the agency, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions. Management believes that the Company is in substantial compliance with these standards.

        Deposit Insurance – The deposits of the Company are currently insured to a maximum of $100,000 per depositor through the Bank Insurance Fund (“BIF”), administered by the FDIC. The Company is required to pay semiannual deposit insurance premium assessments to the FDIC.

        The FDICIA included provisions to reform the federal deposit insurance system, including the implementation of risk-based deposit insurance premiums. The FDICIA also permits the FDIC to make special assessments on insured depository institutions in amounts determined by the FDIC to be necessary to give it adequate assessment income to repay amounts borrowed from the U.S. Treasury and other sources or for any other purpose the FDIC deems necessary. Pursuant to the FDICIA, the FDIC implemented a transitional risk-based insurance premium system on January 1, 1993. Under this system, banks are assessed insurance premiums according to how much risk they are deemed to present to the BIF. Banks with higher levels of capital and a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or involving a higher degree of supervisory concern. PremierWest Bank qualifies for the lowest premium level, and currently pays only the statutory minimum rate.

        Dividends – Under the Oregon Bank Act, banks are subject to restrictions on the payment of cash dividends to their parent holding company. A bank may not pay cash dividends if that payment would reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. In addition, the amount of the dividend may not be greater than its net unreserved retained earnings, after first deducting (i) to the extent not already charged against earnings or reflected in a reserve, all bad debts, which are debts on which interest is unpaid and past due at least six months; (ii) all other assets charged off as required by the state or federal examiner; and (iii) all accrued expenses, interest and taxes of the Company.

        In addition, the appropriate regulatory authorities are authorized to prohibit banks and bank holding companies from paying dividends constituting an unsafe or unsound banking practice. The Company is not currently subject to any regulatory restrictions on dividends other than those noted above.

        Capital Adequacy – The federal and state bank regulatory agencies use capital adequacy guidelines in their examination and regulation of financial holding companies and banks. If capital falls below the minimum levels established by these guidelines, a holding company or a bank may be denied approval to acquire or establish additional banks or non-bank businesses or to open new facilities.

        The FDIC and Federal Reserve have adopted risk-based capital guidelines for banks and bank holding companies. The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance-sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance-sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The current guidelines require all bank holding companies and federally regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Generally, banking regulators expect banks to maintain capital ratios well in excess of the minimum.

        Tier 1 capital for banks includes common shareholders’ equity, qualifying perpetual preferred stock (up to 25% of total Tier 1 capital, if cumulative; under a Federal Reserve rule, redeemable perpetual preferred stock may not be counted as Tier 1 capital unless the redemption is subject to the prior approval of the Federal Reserve) and minority interests in equity accounts of consolidated subsidiaries, less intangibles, except as described above. Tier 2 capital includes: (i) the allowance for loan losses of up to 1.25% of risk-weighted assets; (ii) any qualifying perpetual preferred stock which exceeds the amount which may be included in Tier 1 capital; (iii) hybrid capital instruments (iv) perpetual debt; (v) mandatory convertible securities and (vi) subordinated debt and intermediate term preferred stock of up to 50% of Tier 1 capital. Total capital is the sum of Tier 1 and Tier 2 capital less reciprocal holdings of other banking organizations, capital instruments and investments in unconsolidated subsidiaries.

        Banks’ assets are given risk-weights of 0%, 20%, 50%, and 100%. In addition, certain off-balance sheet items are given credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. These computations result in the total risk-weighted assets.

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

        The FDICIA created a statutory framework of supervisory actions indexed to the capital level of the individual institution. Under regulations adopted by the FDIC, an institution is assigned to one of five capital categories depending on its total risk-based capital ratio, Tier 1 risk-based capital ratio, and leverage ratio, together with certain subjective factors. Institutions deemed to be “undercapitalized” are subject to certain mandatory supervisory corrective actions. The Company does not believe that these regulations have any material effect on its operations.

        Effects of Government Monetary Policy – The earnings and growth of the Company are affected not only by general economic conditions, but also by the fiscal and monetary policies of the federal government, particularly the Federal Reserve. The Federal Reserve can and does implement national monetary policy for such purposes as curbing inflation and combating recession, by its open market operations in U.S. Government securities, control of the discount rate applicable to borrowings from the Federal Reserve, and establishment of reserve requirements against certain deposits. These activities influence growth of bank loans, investments and deposits, and also affect interest rates charged on loans or paid on deposits. The nature and impact of future changes in monetary policies and their impact on the Company cannot be predicted with certainty.

        Changing Regulatory Structure of the Banking Industry – The laws and regulations affecting banks and bank holding companies frequently undergo significant changes. Pending bills, or bills that may be introduced in the future, may be expected to contain proposals for altering the structure, regulation, and competitive relationships of the nation’s financial institutions. If enacted into law, these bills could have the effect of increasing or decreasing the cost of doing business, limiting or expanding permissible activities (including insurance and securities activities), or affecting the competitive balance among banks, savings associations, and other financial institutions. Some of these bills would reduce the extent of federal deposit insurance, broaden the powers or the geographical range of operations of bank holding companies, alter the extent to which banks will be permitted to engage in securities activities, and realign the structure and jurisdiction of various financial institution regulatory agencies. Whether, or in what form, any such legislation may be adopted or the extent to which the business of the Company might be affected thereby cannot be predicted with certainty.

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

        In December 1999, Congress enacted the Gramm-Leach-Bliley Act (the “GLB Act”) and repealed the nearly 70-year prohibition on banks and bank holding companies engaging in the businesses of securities and insurance underwriting imposed by the Glass-Steagall Act.

        Under the GLB Act, a bank holding company may, if it meets certain criteria, elect to be a “financial holding company,” which is permitted to offer, through a non-bank subsidiary, products and services that are “financial in nature” and to make investments in companies providing such services. A financial holding company may also engage in investment banking, and an insurance company subsidiary of a financial holding company may also invest in “portfolio” companies, without regard to whether the businesses of such companies are financial in nature.

        The GLB Act also permits eligible banks to engage in a broader range of activities through a “financial subsidiary,” although a financial subsidiary of a bank is more limited than a financial holding company in the range of services it may provide. Financial subsidiaries of banks are not permitted to engage in insurance underwriting, real estate investment or development, merchant banking or insurance portfolio investing. Banks with financial subsidiaries must (i) separately state the assets, liabilities and capital of the financial subsidiary in financial statements; (ii) comply with operational safeguards to separate the subsidiary’s activities from the bank; and (iii) comply with statutory restrictions on transactions with affiliates under Sections 23A and 23B of the Federal Reserve Act.

        Activities that are “financial in nature” include activities normally associated with banking, such as lending, exchanging, transferring and safeguarding money or securities, and investing for customers. Financial activities also include the sale of insurance as agent (and as principal for a financial holding company, but not for a financial subsidiary of a bank), investment advisory services, underwriting, dealing or making a market in securities, and any other activities previously determined by the Federal Reserve to be permissible non-banking activities.

        Financial holding companies and financial subsidiaries of banks may also engage in any activities that are incidental to, or determined by order of the Federal Reserve to be complementary to, activities that are financial in nature.

        To be eligible to elect status as a financial holding company, a bank holding company must be well capitalized, under the Federal Reserve capital adequacy guidelines, and to be well managed, as indicated in the institution’s most recent regulatory examination. In addition, each bank subsidiary must also be well capitalized and well managed, and must have received a rating of “satisfactory” in its most recent CRA examination. Failure to maintain eligibility would result in suspension of the institution’s ability to commence new activities or acquire additional businesses until the deficiencies are corrected. The Federal Reserve could require a non-compliant financial holding company that has failed to correct noted deficiencies to divest one or more subsidiary banks, or to cease all activities other than those permitted to ordinary bank holding companies under the regulatory scheme in place prior to enactment of the GLB Act.

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

        The GLB Act also includes provisions to protect consumer privacy by prohibiting financial services providers, whether or not affiliated with a bank, from disclosing non-public, personal, financial information to unaffiliated parties without the consent of the customer, and by requiring annual disclosure of the provider’s privacy policy. Each functional regulator is charged with promulgating rules to implement these provisions.

        The Company is also subject to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”). Among other things, the USA Patriot Act requires financial institutions, such as the Company to adopt and implement specific policies and procedures designed to prevent and defeat money laundering. Management believes the Company is in compliance with the USA Patriot Act.

        The Company is also subject to the information, proxy solicitation, insider trading restrictions and other requirements of the Securities Exchange Act of 1934, including certain requirements under the Sarbanes-Oxley Act of 2002. On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 (the “Act”) implementing legislative reforms intended to address corporate and accounting fraud. The Act, which applies to any issuer that has securities registered, or that is required to file reports, under the Securities Exchange Act, provides significant revisions to the U.S. securities laws. Among other things, the Act and the accompanying regulation include the following:

o	Certification and Accountability. The Act requires chief executive officers and chief financial officers or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement.

o	Criminal Penalty Enhancement. Longer prison terms will also be applied to corporate executives who violate federal securities laws, the period during which certain types of suits can be brought against a company or its officers has been extended, and bonuses issued to top executives prior to restatement of a company’s financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan “blackout” periods, and loans to company executives are restricted. In addition, a provision directs that civil penalties levied by the SEC as a result of any judicial or administrative action under the Act be deposited to a fund for the benefit of harmed investors.

o	Enhanced Financial Disclosures and Reporting Requirements. The legislation accelerates the time frame for disclosures by public companies and insiders, as they must more promptly disclose any material changes in their financial condition or operations. Directors and executive officers must also provide information for most changes in ownership in a company’s securities within two business days of the change.

o	Audit Committee Independence Requirements. The Company anticipates that the SEC will adopt the proposed rules regarding audit committee independence as final rules on, or around, April 26, 2003. The final rules will direct all national securities exchanges and national securities associates, including NYSE and NASDAQ, to prohibit the listing of any security of an issuer that is not in compliance with the audit committee requirements set out in the proposed rules. The Company anticipates on being in compliance with the rules when they become final rules and at such time when the final rules are applicable to the Company.

o	Financial Expert. The Act also requires issuers to disclose whether at least one member of the audit committee is a “financial expert” (as such term will be defined by the SEC) and if not, why not. The Company is not required to disclose whether at least one member of its audit committee is a “financial expert” in this report; however, the Company will be required to make such a disclosure in its next annual report for fiscal year ending 2003.

o	Code of Ethics. The Act also requires issuers to disclose whether they have adopted a code of ethics for their senior financial officers, and if not, the reason therefor, as well as any changes to, or waiver of any provision of, that code of ethics. The Company is not required to disclose whether it has a code of ethics in place for its senior financial officers in this report; however, the Company will be required to make such a disclosure in its next annual report for fiscal year ending 2003.

ITEM 2. PROPERTIES

        PremierWest conducts its banking and financial businesses through 34 offices of which seven are located in Jackson County, Oregon (including its headquarters and loan production office); two in Josephine County, Oregon; nine in Douglas County, Oregon; and ten in Siskiyou and Shasta Counties, California. The Company conducts business through Premier Finance Company with offices located in Portland, Medford and Klamath Falls, Oregon. PremierWest Investment Services, Inc. provides investment services through various PremierWest Bank offices. PremierWest Mortgage, a division of PremierWest Bank, provides mortgage services through PremierWest Bank offices and stand alone facilities located in Medford and Klamath Falls, Oregon, and Redding, California.

        The following sets forth certain information regarding PremierWest’s office facilities:

County FULL SERVICE BANKING OFFICES	City	Address	Square Footage	Date Opened or Acquired	Owned (O) or Leased (L)
Oregon
Jackson	Central Point	300 E. Pine	5,043	April 1999	O
Jackson	Medford	1455 E. McAndrew	6,255	June 1992	O
Jackson	Medford	2600 E. Barnett	4,560	December 1994	O
Jackson	Medford	3369 Crater Lake Hwy.	3,992	May 2000	O
Jackson	Medford	1200 Mira Mar (Rogue
		Valley Manor)	368	August 2001	L
Jackson	Medford	300 E. Main	3,198	September 2002	O

Douglas	Drain	257 2nd Street	1,480	May 2000	O
Douglas	Glide	19421 N. Umpqua Hwy.	1,650	May 2000	O
Douglas	Roseburg	555 S.E. Kane	9,792	May 2000	O
Douglas	Roseburg	350 N.E. Garden Valley	1,600	May 2000	O
Douglas	Roseburg	2655 Van Pelt Ave. (Linus Oaks)	160	May 2000	L
Douglas	Roseburg	2030 Stewart Pkwy.	2,500	May 2000	L
Douglas	Sutherlin	731 W. Central	3,000	May 2000	O
Douglas	Winston	40 N.W. Glenhart	4,419	May 2000	O

Josephine	Grants Pass	1689 Williams Hwy.	4,980	August 2001	O
Josephine	Grants Pass	1409 N.E. 7th	2,262	January 2002	O

California
Siskiyou	Dorris	201 W. 3rd Street	5,406	April 2001	O
Siskiyou	Dunsmuir	5800 Dunsmuir Ave.	3,007	April 2001	O
Siskiyou	Greenview	6701 N. Hwy. 3	2,281	April 2001	O
Siskiyou	McCloud	328 Main Street	4,600	April 2001	O
Siskiyou	Mt. Shasta	309 N. Mt. Shasta	1,200	April 2001	L
Siskiyou	Tulelake	398 Main Street	5,360	April 2001	O
Siskiyou	Weed	150 Alamo Ave.	8,646	April 2001	O
Siskiyou	Yreka	123 N. Main	4,980	April 2001	L(1)

Shasta	Redding	1320 Yuba Street, Suite 102	2,300	December 2002	L(2)

OTHER OFFICES
Oregon	Administrative
Jackson	Medford	503 Airport Rd. (Admin./
		Loan processing)	12,792	December 2000	O
Jackson	Medford	503 Airport Rd. (Processing/
		Proof dept.)	10,000	October 2001	O
Douglas	Roseburg	605 S.E. Kane (Admin./
		Proof dept.)	8,640	May 2000	O

Premier Finance Company
Klamath	Klamath Falls	531 S. 6th	1,512	September 2000	O
Jackson Co.	Medford	1175 Progress Way	1,699	October 2001	L
Multnomah	Portland	10415 S.E. Stark #D	1,250	May 2000	L

PremierWest Mortgage
Klamath	Klamath Falls	409 Pine St. #309	398	January 2001	L
Jackson	Medford	1457 E. McAndrews	7,200	December 2001	O

County	City	Address	Square Footage	Date Opened or Acquired	Owned (O) or Leased (L)
California	Administrative
Siskiyou	Yreka	2138 Fairlane Rd. (Proof
		department)	2,600	April 2001	O

PremierWest Mortgage
Shasta	Redding	434 Redcliff Dr., Suite B	2,500	July 2001	L

Notes
1.	The land on which this location is situated is leased under a 50-year lease. The building is owned by the Company.
2.	This branch is scheduled to open in the first quarter of 2003.

ITEM 3. LEGAL PROCEEDINGS

        In the normal course of business, PremierWest is from time to time a party to various legal actions. Generally these actions, if decided adversely to PremierWest, would not have a material adverse impact on our business, financial condition or results of operations except as set forth below:

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

Bank of Southern Oregon (nka PremierWest Bank) vs. Barry Fronek, Stanley Kelly, et al; Jackson County Circuit Court, Oregon file din 1998; on Appeal to the Court of Appeals, State of Oregon.

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

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of securities holders of PremierWest during the quarter ended December 31, 2002.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Stock price quotations for the common stock of PremierWest Bancorp appear on the OTC Bulletin Board, an electronic, screen-based market maintained by NASD Regulation, Inc., a subsidiary of the National Association of Securities Dealers, Inc., under the trading symbol "PRWT." The common stock is registered under the Securities Exchange Act of 1934, but is not currently eligible to be held in margin accounts. The following lists the high and low closing prices (the latest trade) for each period, as adjusted for subsequent stock dividends. Prior to May 8, 2000, the prices reflect the high and low closing prices during each period for PremierWest's predecessor company, the Bank of Southern Oregon, whose trading symbol was "BSOR." Prices do not include retail mark-ups, mark-downs or commissions. On February 28, 2003 the common stock was held of record by approximately 664 shareholders, a number which does not include approximately 1,124 beneficial owners who hold shares in "street name." As of February 28, 2003, the most recent date prior to the date of this Report, the closing price of the common stock was $6.30 per share.

	2002			2001			2000
	Closing Market Price		Cash Dividends	Closing Market Price		Cash Dividends	Closing Market Price		Cash Dividends
	High	Low	Declared	High	Low	Declared	High	Low	Declared
1st Quarter	$5.81	$5.33	$--	$4.70	$3.69	$--	$6.79	$5.24	$--
2nd Quarter	$7.75	$5.49	$--	$5.05	$4.10	$--	$6.55	$4.05	$--
3rd Quarter	$7.40	$6.17	$--	$5.00	$4.55	$--	$5.36	$4.05	$--
4th Quarter	$6.70	$5.70	$--	$6.20	$4.45	$--	$4.94	$3.93	$--

        As of February 28, 2003, the Company had 11,567,559 shares issued and outstanding which were held by approximately 664 shareholders of record.

        PremierWest does not currently pay cash dividends, but rather retains earnings to help fund its acquisition plans and internal growth. We do not anticipate that this policy will change in the future, and any change will depend upon our future financial needs and economic situations.

ITEM 6. SELECTED FINANCIAL DATA

        The following table sets forth certain information concerning the consolidated financial condition, operating results, and key operating ratios for PremierWest at the dates and for the periods indicated. This information does not purport to be complete, and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Consolidated Financial Statements of PremierWest and Notes thereto.

(Dollars in thousands except share data and financial ratios)

	Years ended December 31,

	2002	2001	2000	1999	1998

Operating Results

Total interest income	$ 32,298	$ 31,739	$ 26,199	$ 20,812	$ 20,020
Total interest expense	8,502	13,569	11,196	8,080	7,968

Net interest income	23,796	18,170	15,003	12,732	12,052
Provision for loan losses	1,037	1,163	669	835	1,702
Noninterest income	5,552	3,983	1,930	2,080	2,162
Noninterest expense	21,739	17,906	13,362	11,542	9,062

Income before income taxes and
cumulative effect of an
accounting change	6,572	3,084	2,902	2,435	3,450
Provision for income taxes	2,169	1,044	1,098	707	1,214

Net income before
cumulative of an effect
of an accounting change	4,403	2,040	1,804	1,728	2,236
Cumulative effect of an accounting change,
net of tax	(99)	--	--	--	--

Net Income	$ 4,304	$ 2,040	$ 1,804	$ 1,728	$ 2,236

Per Share Data (1)

Basic earnings per common share	0.38	0.19	0.19	0.20	0.27
Diluted earnings per common share	0.37	0.19	0.19	0.20	0.26
Dividends declared per common share	--	--	--	0.04	0.03
Ratio of dividends declared to net income	0.0%	0.0%	0.0%	17.3%	11.8%
Financial Ratios

Return on average equity	9.13%	5.12%	5.96%	6.12%	8.14%
Return on average assets	0.87%	0.46%	0.56%	0.62%	0.88%
Efficiency ratio (2)	74.07%	80.83%	78.91%	77.92%	63.75%
Net interest margin	5.36%	4.71%	5.16%	5.01%	5.15%
Balance Sheet Data at Year-End

Gross loans	$ 398,350	$358,393	$236,972	$174,980	$143,148
Allowance for loan losses	4,838	4,825	3,476	3,075	2,832
Allowance as percentage of loans	1.21%	1.35%	1.47%	1.76%	1.98%
Total assets	$ 515,084	$488,310	$344,246	$296,652	$264,799
Total deposits	$ 428,337	$430,055	$296,240	$229,745	$214,186
Total equity	$ 49,172	$ 43,694	$ 32,442	$ 28,224	$ 28,134

Notes:

(1)	Per share data has been retroactively adjusted for subsequent stock dividends and stock splits.
(2)	Efficiency ratio is non-interest expense divided by the sum of net interest income plus non-interest income.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIALCONDITION AND RESULTS OF OPERATION

OVERVIEW

        The following discussion should be read in conjunction with PremierWest’s audited consolidated financial statements and the notes thereto as of December 31, 2002 and 2001, and for each of the three years in the period ended December 31, 2002, included elsewhere in this report.

        PremierWest conducts a general commercial banking business, gathering deposits from the general public and applying those funds to the origination of loans for commercial, real estate, and consumer purposes and investments. PremierWest was created from the merger of Bank of Southern Oregon and Douglas National Bank on May 8, 2000, and the simultaneous formation of a bank holding company for the resulting bank, PremierWest Bank. The merger was accounted for as a pooling of interests. Accordingly, the consolidated financial statements included elsewhere in this statement, and the following discussion, present the Company as if the merger had taken place prior to the periods presented.

        On April 16, 2001, PremierWest acquired Timberline Bancshares, Inc. and its wholly-owned subsidiary, Timberline Community Bank, with eight branch locations in Siskiyou County of Northern California. This acquisition was accounted for as a purchase. Accordingly, the consolidated financial statements of PremierWest include the results of operations of Timberline since the acquisition date.

        PremierWest’s profitability depends primarily on net interest income, which is the difference between (a) interest income generated by interest-earning assets (principally loans and investments) and (b) interest expense incurred on interest-bearing liabilities (principally customer deposits and borrowed funds). Net interest income is affected by the difference (the “interest rate spread”) between rates of interest earned on interest-earning assets and rates of interest paid on interest-bearing liabilities, as well as the relative amounts of interest-earning assets and interest-bearing liabilities. Financial institutions have traditionally used interest rate spreads as a measure of net interest income. Another indication of an institution’s net interest income is its “net yield on interest-earning assets” or “net interest margin,” which is net interest income divided by average interest-earning assets.

        To a lesser extent, PremierWest’s profitability is also affected by such factors as the level of non-interest income and expenses, the provision for loan losses, and the provision for income taxes. Non-interest income consists primarily of service charges on deposit accounts and fees generated through PremierWest’s mortgage division and investment services subsidiary. Non-interest expense consists primarily of salaries and employee benefits, professional fees, equipment expenses, occupancy-related expenses, data processing, advertising and other operating expenses.

FINANCIAL HIGHLIGHTS

        For the year ended December 31, 2002, PremierWest earned $4.3 million, an increase of 110.98% compared to $2.0 million in net income for 2001. The increase in net income in 2002 is due to an increase of $5.7 million in net interest income, after the provision for loan losses, and $1.6 million in non-interest income, offset by an increase of $3.9 million in non-interest expense and an increase of $1.1 million in the provision for income taxes. Our diluted earnings per share were $0.37 and $0.19 for the years ended 2002 and 2001, respectively. Return on average shareholders’ equity was 9.13% and return on average assets was 0.87% for the year ended December 31, 2002. This compared with a return on average shareholders’ equity of 5.12% and a return on average assets of 0.46% for 2001.

        Loans outstanding grew to a record level at December 31, 2002. Gross loans increased from $358.4 million at December 31, 2001, to $398.4 million at December 31, 2002. Deposits declined $1.7 million to $428.3 million at December 31, 2002. Management attributes the strong loan growth achieved in 2002 to a focus on improved penetration in the markets served. Management noted that the decline in deposits was a result of management’s strategy to restructure the Bank’s deposit base. During 2002, $37.5 million of higher-cost time certificates of deposits acquired with the Douglas National Bank acquisition were closed and not renewed. Of these deposits, $21.5 million were in amounts of $100,000 or more. The average rate paid on the $37.5 million was 6.43%.

        Net income of $2.0 million in 2001 was up 13.08% over 2000 earnings of $1.8 million. The increase in net income in 2001 was due to an increase of $5.2 million in net interest income and non-interest income offset by an increase of $494,000 in the provision for loan losses and a $4.5 million increase in non-interest expense. Diluted earnings per share were stable at $0.19 in 2001 and 2000. The return on average shareholders’ equity declined to 5.12% for 2001 compared with 5.96% for 2000. Total loans grew over 51.24% in 2001 from $237.0 million to $358.4 million at year-end. Total deposits increased 45.17% from $296.2 million to $430.1 million during the same period. Net income in 2000 increased compared to 1999 as a result of a $2.1 million increase in net interest income and non-interest income offset by a $1.8 million increase in non-interest expense.

	Years Ended December 31,

	2002	2001	2000	1999	1998

(dollars in thousands except per share data)

Net income	$ 4,304	$ 2,040	$ 1,804	$ 1,728	$ 2,236
Average assets	$497,036	$442,952	$323,685	$278,569	$253,270
RETURN ON AVERAGE ASSETS	0.87%	0.46%	0.56%	0.62%	0.88%

Net income	$ 4,304	$ 2,040	$ 1,804	$ 1,728	$ 2,236
Average equity	$ 47,129	$ 39,834	$ 30,288	$ 28,244	$ 27,465
RETURN ON AVERAGE EQUITY	9.13%	5.12%	5.96%	6.12%	8.14%

Cash dividends declared and
Paid	$ --	$ --	$ --	$ 299	$ 264
Average equity	$ 47,129	$ 39,834	$ 30,288	$ 28,244	$ 27,465
DIVIDEND PAYOUT RATIO	--	--	--	1.06%	0.96%

Average equity	$ 47,129	$ 39,834	$ 30,288	$ 28,244	$ 27,465
Average assets	$497,036	$442,952	$323,685	$278,569	$253,270
AVERAGE EQUITY TO ASSET RATIO	9.48%	8.99%	9.36%	10.14%	10.84%

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        This “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as disclosures included elsewhere in this Form 10-K, are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, management evaluates the estimates used, including the adequacy of the allowance for loan and lease losses, impairment of intangible assets, and contingencies and litigation. Estimates are based upon historical experience, current economic conditions and other factors that management considers reasonable under the circumstances. These estimates result in judgments regarding the carrying values of assets and liabilities when these values are not readily available from other sources as well as assessing and identifying the accounting treatments of commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions. The following critical accounting policies involve the more significant judgments and assumptions used in the preparation of the consolidated financial statements.

        The allowance for loan and lease losses is established to absorb known and inherent losses attributable to loans and leases outstanding and related off-balance-sheet commitments. The adequacy of the allowance is monitored on an ongoing basis and is based on management’s evaluation of numerous factors. These factors include the quality of the current loan portfolio, the trend in the loan portfolio’s risk ratings, current economic conditions, loan concentrations, loan growth rates, past-due and non-performing trends, evaluation of specific loss estimates for all significant problem loans, historical charge-off and recovery experience and other pertinent information. As of December 31, 2002, approximately 76.90% of PremierWest’s loan portfolio is secured by real estate and a significant depreciation in real estate values in Oregon and California would cause management to increase the allowance for loan and lease losses.

        At December 31, 2002, PremierWest had approximately $6.6 million in unamortized goodwill as a result of business combinations. PremierWest adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 on January 1, 2002. Ongoing analysis of the fair value of recorded goodwill for impairment will involve a substantial amount of judgment, as will establishing and monitoring estimated lives of other amortizable intangible assets.

        PremierWest applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plans. Accordingly, compensation costs are recognized as the difference between the exercise price of each option and the market price of PremierWest’s stock at the date of each grant. Had compensation cost for PremierWest’s 2002, 2001, and 2000 grants for stock-based compensation plans been determined consistent with SFAS No. 123, its net income and earnings per common share for December 31, 2002, 2001, and 2000 would approximate the pro forma amounts below (in thousands, except per share data).

	2002	2001	2000
Net income:
As reported	$ 4,304	$ 2,040	$ 1,804
Pro forma	$ 4,224	$ 1,965	$ 1,690

Basic earnings per common share:
As reported	$ 0.37	$ 0.19	$ 0.19
Pro forma	$ 0.37	$ 0.18	$ 0.18

Diluted earnings per common share:
As reported	$ 0.37	$ 0.19	$ 0.19
Pro forma	$ 0.36	$ 0.18	$ 0.18

        The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for December 31, 2002, 2001, and 2000:

	2002	2001	2000
Dividend yield	5.1%	1.5%	1.5%
Expected life	3 years	7 years	7 years
Expected volatility	46%	35%	41%
Risk-free rate	3.3%	5.0%	5.0%

        The effects of applying SFAS No. 123 in the pro forma disclosure are not indicative of future amounts. Additionally, there can be no assurance that the Financial Accounting Standards Board will not adopt accounting principles mandating the application of SFAS No. 123 in the future.

        PremierWest may become party to various legal proceedings in the future. These matters have a high degree of uncertainty associated with them. There can be no assurance that the ultimate outcome will not be adverse to the financial condition and results of operations of PremierWest. There can also be no assurance that all matters that may be brought against us are known to us at any point in time.

RESULTS OF OPERATIONS

Net Interest Income

        PremierWest’s profitability depends primarily on net interest income, which is the difference between interest income generated by interest-earning assets (principally loans and investments) and interest expense incurred on interest-bearing liabilities (principally customer deposits and borrowed funds). Net interest income is affected by the difference (the “interest rate spread”) between rates of interest earned on interest-earning assets and rates of interest paid on interest-bearing liabilities, as well as the relative volumes of interest-earning assets and interest-bearing liabilities. Financial institutions have traditionally used interest rate spreads as a measure of net interest income. Another indication of an institution’s net interest income is its “net yield on interest-earning assets” or “net interest margin,” which is net interest income divided by average interest-earning assets.

Average Balances, Interest Rates and Yields

        The following tables set forth certain information relating to PremierWest’s consolidated average interest-earning assets and interest-bearing liabilities and reflect the average yield on assets and average cost of liabilities for the years indicated. The yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the periods presented. During the periods indicated, nonaccruing loans, if any, are included in the net loan category. The yields and costs include fees, premiums and discounts, which are considered adjustments to yield. The table reflects the effect of income taxes on nontaxable securities.

	Year-End December, 2002			Year-End December, 2001			Year-End December, 2000

(in thousands)	Average Balance	Interest Income Average Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates
INTEREST-BEARING ASSETS
Loans (1)(2)	$ 380,068	$ 29,595	7.79%	$ 304,257	$ 27,078	8.90%	$ 212,685	$ 20,957	9.85%
Investment securities:
Taxable securities	34,359	1,784	5.19%	50,555	2,984	5.90%	64,556	4,193	6.50%
Nontaxable securities	16,496	1,048	6.35%	17,280	1,151	6.66%	16,364	1,141	6.97%
Temporary investments	13,409	227	1.69%	26,608	917	3.45%	4,736	296	6.25%
Total interest-earning assets	444,332	$ 32,654	7.35%	398,700	$ 32,130	8.06%	298,341	$26,587	8.91%
Cash and due from banks	23,085			21,730			11,372
Allowance for loan losses	(5,152)			(4,854)			(3,646)
Other assets	34,771			27,376			17,618
Total assets	$ 497,036			$ 442,952			$ 323,685
INTEREST-BEARING LIABILITIES
Interest-bearing checking and
savings accounts	$ 197,362	$ 2,353	1.19%	$ 161,291	$ 4,332	2.69%	$ 123,037	$ 4,046	3.29%
Time deposits	141,200	5,460	3.87%	150,980	8,692	5.76%	90,324	5,232	5.79%
Term debt	23,486	689	2.93%	17,734	545	3.07%	33,754	1,918	5.68%
Total interest-bearing liabilities	362,048	$ 8,502	2.35%	330,005	$13,569	4.11%	247,115	$11,196	4.53%
Noninterest-bearing deposits	85,523			67,698			44,208
Other liabilities	2,336			5,415			2,074
Total liabilities	449,907			403,118			293,397
Shareholders' equity	47,129			39,834			30,288
Total liabilities and shareholders'
equity	$ 497,036			$ 442,952			$ 323,685
Net interest income (1)		$ 24,152			$ 18,561			$ 15,391
Net interest spread			5.00%			3.95%			4.38%
Average yield on earning assets (1)(2)			7.35%			8.06%			8.91%
Interest expense to earnings assets			1.91%			3.40%			3.75%
Net interest income to earning assets(1)(2)			5.44%			4.66%			5.16%

(1)	Tax-exempt income has been adjusted to a tax equivalent basis at a 34% effective rate. The amount of such adjustment was an addition to recorded income of $356, $391, and $388 for 2002, 2001, and 2000, respectively.
(2)	Nonaccrual loans of $3.2 million for 2002, $3.7 million for 2001, and $4.5 million for 2000 are included in the average balances.

Rate/Volume Analysis

        The following table analyzes net interest income in terms of changes in the volume of interest-earning assets and interest-bearing liabilities, and changes in net interest income that are attributable to changes in yields earned on interest-earning assets and rates paid on interest-bearing liabilities. The table reflects the extent to which changes in interest income and changes in interest expense are attributable to changes in volume (changes in volume multiplied by the prior-year rate) and changes in rate (changes in rate multiplied by prior-year volume). Changes attributable to the combined impact of volume and rate have been allocated to rate.

	2002 vs. 2001 Increase (Decrease) Due To			2001 vs. 2000 Increase (Decrease) Due To
(in thousands)	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest-earned assets:
Loans	$ 6,747	$(4,230)	$ 2,517	$ 9,020	$(2,899)	$ 6,121
Investment securities:
Taxable	(956)	(244)	(1,200)	(910)	(299)	(1,209)
Tax-exempt	(52)	(51)	(103)	64	(54)	10
Temporary investments	(455)	(235)	(690)	1,367	(746)	621
Total	5,284	(4,760)	524	9,541	(3,998)	5,543
Interest-bearing liabilities:
Deposits:
Interest-bearing checking and
Savings	(970)	2,949	1,979	(1,258)	972	(286)
Time deposits	563	2,669	3,232	(3,510)	50	(3,460)
Term debt	(177)	33	(144)	910	463	1,373
Total	(584)	5,651	5,067	(3,858)	1,485	(2,373)
Net increase (decrease) in net
Interest income	$ 4,700	$ 891	$ 5,591	$ 5,683	$(2,513)	$ 3,170

        Net interest income on a tax equivalent basis, before provisions for loan losses, for the year ended December 31, 2002, was $24.2 million, an increase of 30.12% compared to net interest income of $18.6 million in 2001, an increase of 20.60% compared to net interest income of $15.4 million in 2000. The overall tax-equivalent earning asset yield was 7.35% in 2002 compared to 8.06% in 2001 and 8.91% in 2000. For the same years, rates on interest-bearing liabilities were 2.35%, 4.11% and 4.53%, respectively.

        Total interest-earning assets averaged $444.3 million for the year ended December 31, 2002, compared to $398.7 million for the corresponding period in 2001. Most of the increase occurred in the loan category. Increases in the loan portfolio are attributed to favorable interest rates and the execution of PremierWest’s strategy to further establish itself in the communities it serves, by emphasizing responsiveness and building complete relationships with its customers.

        Interest-bearing liabilities averaged $362.0 million for the year ended December 31, 2002, compared to $330.0 million during the same period in 2001. Interest cost, as a percentage of earning assets, decreased to 1.91% in 2002, compared to 3.40% in 2001 and 3.75% in 2000.

        During 2002, 2001, and 2000 PremierWest expanded through acquisitions in Northern California and Douglas County, Oregon, and the establishment of new branch locations in the Southern Oregon region. Management expects that the larger geographic footprint of PremierWest’s service area will enhance opportunities for further growth in our loan portfolio and deposit base.

        Average loans, which generally carry a higher yield than investment securities and other earning assets, comprised 85.53% of average earning assets during 2002, compared to 76.31% in 2001 and 71.28% in 2000. During the same periods, average yields on loans were 7.79% in 2002, 8.90% in 2001, and 9.85% in 2000. Average investment securities comprised 11.45% of average earning assets in 2002, which was down from 17.01% in 2001 and 27.12% in 2000. Tax equivalent interest yields on investment securities were 5.57% for 2002, 6.10% in 2001, and 6.59% in 2000.

        Solid loan growth, improved credit quality and a stronger core deposit base contributed to an overall 78 basis point improvement in the net interest margin and a 105 basis point improvement in the net interest spread when comparing 2002 to 2001. The improvement was accomplished despite a declining interest rate environment. A change in deposit mix and a planned reduction in the higher cost transactional time deposits also contributed to the improved margin. Management believes that the Bank’s net interest margin could be pressured in an increasing rate environment. This is because a substantial dollar volume of loans are currently priced at a “floor rate.” These “floor rate” loans are currently priced considerably higher than the index rate of the loan and, therefore, would not be subject to a rate adjustment until the differential between the index rate and the “floor rate” narrows. However, management believes that further growth in higher yielding earning assets, together with continued strengthening of the Bank’s demand deposit base, should help avoid any material deterioration of the net interest margin during 2003.

        In addition to the increase attributed to the Timberline acquisition, the increase in net interest margin from 2001 to 2000 was primarily due to an increase in the volume of loans offset by a 95 basis point decrease in loan yields from 9.85% to 8.90%. There was also an increase of $82.9 million in the volume of interest-bearing liabilities, including Timberline, while at the same time average rates paid declined from 4.53% to 4.11%.

Loan Loss Provision

        The loan loss provision represents charges made to earnings to maintain an adequate allowance for loan losses. The allowance is maintained at an amount believed to be sufficient to absorb losses in the loan portfolio and has two components, one of which represents a pre-determined percentage of our entire loan portfolio, and the other representing specifically established reserves for individual classified loans. Factors considered in establishing an appropriate allowance include a careful assessment of the financial condition of the borrower; a realistic determination of the value and adequacy of underlying collateral; the condition of the local economy and the condition of the specific industry of the borrower; a comprehensive analysis of the levels and trends of loan categories; an assessment of pending legal action for collection of loans and related guarantees; and a review of delinquent and classified loans. PremierWest applies a systematic process for determining the adequacy of the allowance for loan losses, including an internal loan review program and a quarterly analysis of the adequacy of the allowance. The quarterly analysis includes determination of specific potential loss factors on individual classified loans, historical potential loss factors derived from actual net charge-off experience and trends in non-performing loans, and potential loss factors for other loan portfolio risks such as loan concentrations, the condition of the local economy, and the nature and volume of loans. The loan loss provision reflects management’s judgment of the credit risk inherent in the loan portfolio. Although management believes the loan loss provision has been sufficient to maintain an adequate reserve for loan losses, there can be no assurance that actual loan losses will not require more significant charges to operations in the future.

        For the year ended December 31, 2002, the loan loss provision totaled $1.04 million, compared to $1.16 million at December 31, 2001, and $669,000 at December 31, 2000. This represents a decrease of 10.83% between 2001 and 2002 and an increase of 73.84% between 2000 and 2001. The provision for loan losses decreased during 2002 due to a substantial decline in non-performing loans and improved credit quality of new loans generated. In 2001, the provision for loan losses increased over 2000 primarily due to an increase in net charge-offs for the year in connection with merged bank loan portfolios. Primary contributors to the loan loss provisions in 2002, 2001, and 2000 were commercial loans that were past due and not adequately collateralized. Management has since required adherence to stringent loan policies and procedures and may require real estate to serve as additional commercial loan collateral, thereby reducing credit risk and potentially mitigating the need for additional loan loss allocations for commercial loans. A more detailed review of the loan loss provision is presented in the table on page 26.

        Loan “charge-offs” refers to the recorded values of loans actually removed from the consolidated balance sheet and, after netting out recoveries on previously charged-off loans, become net charge-offs. PremierWest’s policy is to charge off loans when, in management’s opinion, the loan or a portion thereof is deemed uncollectible, although concerted efforts are made to maximize recovery after the charge-off. When a provision for loan loss is recorded, the amount is based on past charge-off experience, a careful analysis of the current portfolio, and an evaluation of economic trends in the Bank’s market areas. Management will continue to closely monitor the loan quality of new and existing relationships through stringent review and evaluation procedures and by making loan officers accountable for collection efforts.

        For the year ended December 31, 2002, loan charge-offs exceeded recoveries by $1.02 million as compared to 2001 and 2000, when loan charge-offs exceeded recoveries by $1.21 million and $268,000, respectively. A more detailed review of the net charge-offs is presented in the table on page 26.

Non-interest Income

        Non-interest income is primarily comprised of service charges on deposit accounts; mortgage loan brokerage and related fees; investment brokerage and annuity fees; other commissions and fees; gains on the sale of investment securities; and, other non-interest income. Nearly all of these categories of non-interest income have grown consistently over the past three years.

        Non-interest income increased from $4.0 million in 2001 to $5.6 million in 2002. An increase in services charges on deposit accounts of 17.12%, an increase in investment brokerage fees of 162.07% and an increase in other commissions and fees of 36.35% contributed to the improved performance in this area. This increase is also attributable in part to strong performances in 2002 by the Company’s Mortgage Loan Division, Premier Finance Company and PremierWest Investment Services, Inc.

        Non-interest income, including $452,000 related to acquired Timberline operations, increased to $4.0 million as compared to $1.9 million for 2000. Most of the remaining increase relates to mortgage loan brokerage fees earned during 2001. The increase in mortgage loan brokerage fees related to PremierWest’s acquisition of Leader Mortgage and a decreasing mortgage interest rate environment which contributed to an increased volume of mortgage financing activity.

        In general, management prices PremierWest’s deposit accounts at rates competitive with those offered by other commercial banks in PremierWest’s market area. Deposit growth has been generated by developing strong customer relationships and cross-selling deposit relationships to loan customers. Management intends to continue promoting demand deposit products, particularly non-interest-bearing deposit products, in order to obtain additional interest-free, core deposits.

Non-interest Expense

        Non-interest expenses consist principally of salaries and employee benefits, occupancy and equipment costs, communication expenses, professional fees, advertising and other expenses.

        Non-interest expense increased to $21.7 million in 2002 as compared to $17.9 million for 2001. Salaries and employee benefits increased $2.6 million as 2002 included a full year of former Timberline operations and the number of full-time employees increased to support the level of customer service required for the growth in Company operations. Communications and equipment costs increased $1.1 million as compared to 2001. This increase was attributed to a full year operation with the former Timberline facilities; opening of a new administration annex facility for data processing and operations support; and, continued computer systems enhancements. While the size of our operations expanded, costs in other non-interest expense have also increased though to a lesser degree. Management continually reviews areas in which we might reduce duplication of operational processes in an effort to reduce other non-interest expenses.

        Non-interest expense increased to $17.9 million in 2001, including a $305,000 charge for goodwill amortization, as compared to $13.4 million in 2000, which included $1.0 million of merger and data conversion costs. Salaries and employee benefits increased $3.3 million, of which $1.0 million related to the Timberline operations acquired through the merger with the remainder comprised of an increase in full-time employees to support growth in Company operations. Occupancy and equipment expenses increased $1.1  million for 2001, as compared to 2000. This increase was attributed to $371,000 due to the acquisition of Timberline; a new branch office in Grants Pass, Oregon, that opened in 2001; and, computer system enhancements. Communications costs including telephone network, postage and courier services increased $165,000 related to Timberline’s operations and $225,000 due to additional phone and data lines among all facility locations.

Provision for Income Taxes

        PremierWest’s taxable income resulted in an effective tax rate of 33% or $2.2 million in federal and state income taxes for 2002. This compares to an effective tax rate of 34% for 2001 and 38% for 2000. The effective tax rate for 2000 was greater than the expected statutory rate primarily because a significant portion of merger costs incurred in 2000 were not deductible for income tax purposes.

Efficiency Ratio

        Banks use the term “efficiency ratio” to describe the administrative and other costs associated with generating revenues, a concept similar to a measurement of overhead. The efficiency ratio is computed by dividing non-interest expense by the sum of net interest income plus noninterest income. Management views the efficiency ratio as a measure of PremierWest’s ability to control non-interest expenses. For the year ended December 31, 2002, the efficiency ratio was 74.07%, as compared to 80.83% in 2001, and 78.91% in 2000. The efficiency ratio reflects an improving trend and management’s focus in this area. Severance and noncompete payments associated with the acquisitions of United Bancorp, Timberline Bancshares and Leader Mortgage were charged against operating income during 2002, 2001, and 2000, adversely impacting those ratios. The minimal remaining balance of these payments will be expensed in 2003. Improved staff management and increased revenue during 2003 are key elements in management’s strategy to improve this important measurement

FINANCIAL CONDITION

        The table below sets forth certain summary balance sheet information for December 31, 2002, 2001 and 2000.

(dollars in thousands)	December 31,			Increase (Decrease)
	2002	2001	2000	12/31/01 - 12/31/02		12/31/00 - 12/31/01
ASSETS
Federal funds sold	$ 12,485	$ 15,000	$ 3,730	$(2,515)	(16.77)%	$ 11,270	302.14%
Investments	41,598	64,078	73,634	(22,480)	(35.08)%	(9,556)	(12.98)%
Federal Home Loan Bank
deposits and stock	1,904	2,845	1,490	(941)	(33.08)%	1,355	90,94%
Loans	392,274	352,791	232,910	39,483	11.19%	119,881	51.47%
Other assets (1)	66,823	53,596	32,482	13,227	24.68%	21,114	65.00%
Total assets	$515,084	$488,310	$344,246	$ 26,774	5.48%	$ 144,064	41.85%
LIABILITIES
Noninterest-bearing
deposits	$ 91,611	$ 82,685	$ 51,062	$ 8,926	10.80%	$ 31,623	61.93%
Interest-bearing deposits	336,726	347,370	245,178	(10,644)	3.06)%	102,192	41.68%
Total deposits	428,337	430,055	296,240	(1,718)	(0.40)%	133,815	45.17%
Other liabilities(2)	37,575	14,561	15,564	23,014	158.05%	(1,003)	(6.44)%
Total liabilities	465,912	444,616	311,804	21,296	4.79%	132,812	42.59%
SHAREHOLDERS' EQUITY	49,172	43,694	32,442	5,478	12.54%	11,252	34.68%
Total liabilities and
shareholder's
equity	$515,084	$488,310	$344,246	$ 26,774	5.48%	$ 144,064	41.85%

(1)    Includes cash and due from banks, property and equipment, and accrued interest receivable.
(2)    Includes borrowings, repurchase agreements, accrued interest payable and other liabilities.

Investment Portfolio

        Investment securities provide a return on residual funds after lending activities. Investments may be in interest-bearing deposits, U.S. government and agency obligations, state and local government obligations and government-guaranteed, mortgage-backed securities. PremierWest generally does not invest in securities that are rated less than investment grade by a nationally recognized statistical rating organization. All securities-related investment activity is reported to the Board of Directors. Board review is required for significant changes in investment strategy. Certain senior executives have the authority to purchase and sell securities for our portfolio in accordance with PremierWest’s stated funds management policy.

        Management determines the appropriate classification of securities at the time of purchase. If management has the intent and PremierWest has the ability at the time of purchase to hold a security until maturity or on a long-term basis, the security is classified as “held-to-maturity” and is reflected on the balance sheet at historical cost. Securities to be held for indefinite periods and not intended to be held to maturity or on a long-term basis are classified as “available-for-sale.” Available-for-sale securities are reflected on the balance sheet at their estimated fair market value.

        The following table sets forth the carrying value of PremierWest’s investment portfolio at the dates indicated.

	December 31,
(in thousands)	2002	2001	2000
Investment securities available-for-sale:
Obligations of U.S. government agencies	$18,658	$31,681	$41,154
Collateralized mortgage obligations and
mortgage-backed securities	1,913	11,819	17,083
Obligations of states and political
subdivisions	16,708	16,333	15,071
Corporate bonds	3,988	3,921	--
Equity securities	331	324	326
	$41,598	$64,078	$73,634

The contractual maturity of investment securities at December 31, 2002, is shown below. Expected maturities of investment securities could differ from contractual maturities because the borrower, or issuer, may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2002			December 31, 2001
(in thousands)	Amortized Cost	Estimated Fair Value	% Yield*	Amortized Cost	Estimated Fair Value	% Yield*
U.S. government and agency
securities
Due in one year or less	$ --	$ --	--	$ --	$ --	--
Due after one year through
five years	11,984	12,177	4.21%	22,282	22,588	5.43%
Due after five years through
ten years	6,447	6,481	4.44%	8,983	9,093	6.10%

	December 31, 2002			December 31, 2002
(in thousands)	Amortized Cost	Estimated Fair Value	% Yield*	Amortized Cost	Estimated Fair Value	% Yield*
Obligations of states and
political subdivisions:
Due in one year or less	$ 1,440	$ 1,454	6.36%	$ 785	$ 800	7.49%
Due after one year through
five years	9,412	9,828	5.94%	7,655	7,765	5.90%
Due after five years through
ten years	2,494	2,589	6.29%	4,545	4,548	6.29%
Due after ten years	2,774	2,837	6.72%	3,271	3,220	6.65%
Corporate bonds and other debt:
Due on one year or less	--	--	--	--	--	--
Due after one year through
five years	3,964	3,988	5.90%	3,971	3,921	5.89%
Total debt securities	38,515	39,354		51,492	51,935
Collateralized mortgage obligations
and mortgage- backed securities	1,875	1,913	3.93%	11,666	11,819	6.45%
Equity securities	331	331	N/A	324	324	N/A
Total securities	$40,721	$41,598		$63,482	$64,078

*Weighted average yields are stated on a federal tax-equivalent basis at a 34% rate.

        PremierWest received proceeds from the sale of investment securities of $12.5 million during 2002, $18.1 million in 2001, and $4.8 million in 2000. These resulted in realized gains of $304,000, $73,000, and $5,000 for the years ended December 31, 2002, 2001, and 2000, respectively. Approximately $30.1 million of mostly U.S. government agency securities matured or were called during 2002. This compares to proceeds from maturities and calls of investment securities of $40.2 million and $5.2 million in 2001 and 2000, respectively.

        At December 31, 2002, PremierWest’s investment portfolio had total net unrealized gains of approximately $877,000. This compares to net unrealized gains of approximately $596,000 at December 31, 2001, and net unrealized losses of $597,000 at December 31, 2000. Unrealized gains and losses reflect changes in market conditions and do not represent the amount of actual profits or losses. Actual realized gains and losses occur at the time investment securities are sold or called.

        Securities may be pledged from time-to-time to secure public deposits, FHLB borrowings, repurchase agreement deposit accounts, and for other purposes as required or permitted by law. At December 31, 2002, $41.6 million of securities classified as available-for-sale were pledged for such purposes.

        As of December 31, 2002, PremierWest also held 16,959 shares of $100 par value Federal Home Loan Bank of Seattle (FHLB) stock, which is a restricted equity security. FHLB stock represents an equity interest in the FHLB, but it does not have a readily determinable market value. The stock can be sold at its par value only, and only to the FHLB or to another member institution. Member institutions are required to maintain a minimum stock investment in the FHLB based on specific percentages of its outstanding mortgages, total assets or FHLB advances. At December 31, 2002 and 2001, the Bank met its minimum required investment in FHLB.

Loan Portfolio

        The most significant asset on our balance sheet in terms of its risk and its effect on our earnings is our loan portfolio. On our balance sheet, the term “net loans” refers to total loans outstanding, at their principal balance outstanding, net of the allowance for loan losses. PremierWest’s loan policies and procedures establish the basic guidelines governing our lending operations. Generally, the guidelines address the types of loans that we seek, our target markets, underwriting and collateral requirements, terms, interest rate and yield considerations, and compliance with laws and regulations. All loans or credit lines are subject to approval procedures and amount limitations. These limitations apply to the borrower’s total outstanding indebtedness to the Bank, including the indebtedness of any guarantor. The policies are reviewed and approved by the Board of Directors of PremierWest on a routine basis.

        Bank officers are charged with loan origination in compliance with underwriting standards overseen by the loan administration department and in conformity with established loan policies. On an annual basis, the Board of Directors determines the lending authority of the Bank’s loan officers. Such delegated authority may include authority related to loans, letters of credit, overdrafts, uncollected funds, and such other authority as determined by the Board, the President or Chief Credit Officer within their delegated authority.

        The Chief Credit Officer has the authority to approve loans up to a lending limit as set by the Board of Directors. All loans above the lending limit of the Chief Credit Officer, and up to a certain limit, are reviewed for approval by the President or Chief Operating Officer. Loans, which exceed this limit, are subject to review and approval by the Board’s Loan Committee. All loans approved by the Board Loan Committee are reviewed by the full Board at regularly scheduled monthly meetings. PremierWest’s unsecured legal lending limit was approximately $7.9 million and our real estate secured lending limit was $13.2 million at December 31, 2002. PremierWest seldom makes loans for an amount approaching its legal lending limits.

        The following table sets forth the composition of the loan portfolio in dollar amounts and in percentages at December 31, 1998, through 2002.

	December 31, 2002		December 31, 2001		December 31, 2000		December 31, 1999		December 31, 1998
(in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
Commercial	$ 46,797	11.75%	$ 49,265	13.75%	$ 37,878	15.98%	$ 31,516	18.01%	$ 41,298	28.85%
Real estate -
Construction	47,221	11.85%	59,754	16.67%	48,039	20.27%	34,843	19.91%	29,794	20.81%
Real estate -
Commercial/
Residential	259,097	65.04%	206,648	57.66%	114,902	48.49%	97,620	55.79%	62,795	43.87%
Consumer	34,648	8.70%	34,537	9.64%	30,675	12.94%	9,009	5.15%	8,679	6.06%
Other	10,587	2.66%	8,189	2.28%	5,478	2.32%	1,992	1.14%	582	0.41%
Total loans	$398,350	100.00%	$358,393	100.00%	$236,972	$100.00%	$174,980	100.00%	$143,148	100.00%

        Net outstanding loans totaled $392.3 million at December 31, 2002, representing an increase of $39.5 million, or 11.19% compared to $352.8 million as of December 31, 2001. Loan commitments grew to $66.6 million as of December 31, 2002, representing an increase of $6.5 million over year-end 2001.

        PremierWest’s gross loan portfolio at December 31, 2002, includes loans secured by real estate 76.89%, commercial loans 11.75%, and consumer and other loans 11.36%. The largest category is concentrated in real estate loans. This is primarily due to the significant growth and opportunity found in mortgage and commercial real estate loan activity within the Bank’s market area. Some commercial loans are secured by real estate, but are used for purposes other than financing the purchase of real property, such as inventory financing and equipment purchases, where real property serves as collateral for the loan.

        The following table presents maturity information for the loan portfolio at December 31, 2002. The table segments the loan portfolio between fixed-rate loans and repricing dates on variable rate loans for the periods indicated.

	December 31, 2002
(in thousands)	Within One Year*	One to Five Years	After Five Years	Total
FIXED-RATE LOAN MATURITIES
Commercial	$ 5,646	$ 11,054	$ 1,519	$ 18,219
Real estate - Construction	4,962	1,036	671	6,669
Real estate - Commercial/
residential	25,885	26,552	1,810	54,247
Consumer	3,902	8,239	10,594	22,735
Other	2,326	1,765	59	4,150
Total fixed-rate loan maturities	42,721	48,646	14,653	106,020
ADJUSTMENT-RATE LOAN
REPRICINGS
Commercial	26,052	2,202	324	28,578
Real estate - Construction	28,230	9,248	3,074	40,552
Real estate - Commercial/
residential	99,927	96,031	8,892	204,850
Consumer	10,137	1,650	126	11,913
Other	4,887	1,550	--	6,437
Total adjustable-rate loan
maturities	169,233	110,681	12,416	292,330
Total maturities and
repricings	$211,954	$159,327	$27,069	$398,350

* Loans due on demand and overdrafts are included in the amount due in one year or less. PremierWest has no loans without a stated schedule for repayment or a stated maturity.

Non-performing Loans

        Management considers a loan to be non-performing when it is 90 days or more delinquent, or sooner when the Bank has determined that repayment of the loan in full is unlikely. Generally, unless collateral for a loan is a one- to- four family residential dwelling, interest accrual ceases in 90 days (but no later than the date of acquisition by foreclosure, voluntary deed or other means) and the loan is classified as non-performing. A loan placed on non-accrual status may or may not be contractually past due at the time the determination is made to place the loan on non-accrual status, and it may or may not be secured. When a loan is placed on non-accrual status, it is the Bank's policy to reverse interest previously accrued but uncollected and charge it against current income. Interest later collected on the non-accrual loan is credited to loan principal if, in management's opinion, full collectibility of principal is doubtful.

        At December 31, 2002, loans that were more than 90 days delinquent or for which the accrual of interest had been discontinued included the following:

(in thousands)	Amount	% of Related Portfolio
Commercial	$ 645	1.38%
Real estate - Construction	--
Real estate - Commercial/residential	2,723	1.05%
Consumer	101	0.29%
Other	--
	$3,469	0.87%

        Impaired loans include all non-accrual and restructured commercial and real estate loans. Loan impairment is measured as the present value of expected future cash flows discounted at the loan’s initial interest rate, the fair value of the collateral of an impaired collateral-dependent loan or an observable market price. Interest income on impaired loans is recognized by the cash basis method.

        When the Bank acquires real estate through foreclosure, voluntary deed, or similar means, it is classified as “other real estate owned” until it is sold. On December 31, 2002, other real estate owned amounted to approximately $85,000, compared to $1.3 million in 2001. When property is acquired in this manner, it is recorded at the lower of cost (the unpaid principal balance at the date of acquisition) or fair value less estimated selling costs. Any further write-down is charged to expense. All costs incurred from the date of acquisition to maintain the property are expensed. “Other real estate owned” is appraised during the foreclosure process, before acquisition. Losses are recognized against the allowance for loan losses in the amount by which the book value of the related loan exceeds the estimated net realizable value of the property acquired.

        At December 31, 2002 and 2001, non-performing loans totaled approximately $3.4 million and $5.7 million, respectively. PremierWest had non-accrual loans of $3.4 million at December 31, 2002 and $2.1 million at December 31, 2001. Interest income that would have been recognized on non-accrual loans if such loans had performed in accordance with contractual terms totaled $324,000 for the year ended December 31, 2002, $334,000 for the year ended December 31, 2001, and $539,000 for the year ended December 31, 2000. Actual interest income recognized on such loans during all of the periods was insignificant. At December 31, 2002 and 2001, the allowance for loan losses related to impaired loans was $1.90 million and $556,000, respectively.

        The following table summarizes non-performing assets by category:

	December 31,
(in thousands)	2002	2001	2000	1999	1998
Loans on nonaccrual status	$3,410	$2,115	$4,803	$2,774	$5,003
Loans past due greater than 90
days but not on nonaccrual status	59	3,594	9	123	200
Other real estate owned	85	1,259	1,846	1,209	73
Total nonperforming assets	$3,554	$6,968	$6,658	$4,106	$5,276
Percentage of nonperforming
assets to total loans	0.89%	1.94%	2.81%	2.35%	3.69%

Allowance for Loan Losses

        The allowance for loan losses is established through the provision for loan losses charged to expenses and represents the aggregate of the loan loss provision charged against earnings as described above, net of loans charged-off and recoveries on previously charged-off loans. The provision charged to operating expense is based on loan loss experience and other factors that, in management’s judgment, should be recognized to estimate losses. Management monitors the loan portfolio to ensure that the reserve for loan losses remains adequate to absorb potential losses identified by the portfolio review process, including loans on non-accrual status and current loans whose repayment according to the loan’s repayment plan is considered by management to be in serious doubt.

        The amount of the allowance for loan losses is based on a variety of factors, including:

o	Analysis of risks inherent in the various segments of the loan portfolio;
o	Management’s assessment of known or potential problem credits which have come to management’s attention during the ongoing review of credit quality;
o	Estimates of the value of underlying collateral and guaranties;
o	Legal representation regarding the potential outcome of pending actions for collection of loans and related guaranties;
o	Historical loss experience; and,
o	Current economic conditions and other factors.

        If actual circumstances and losses differ substantially from management’s assumptions and estimates, the allowance for loan losses might not be sufficient to absorb all future losses. Net earnings would be adversely affected if that occurred. Loan loss estimates are reviewed periodically. Adjustments to the allowance, if any, are charged against or credited to earnings in the period in which the basis for the adjustment becomes known. In addition, management maintains a portion of the loan loss allowance to cover inherent losses that have not been specifically identified.

        A downturn in the local Oregon and/or California economies and employment could result in increased levels of non-performing assets and charge-offs, increased loan loss provisions and reductions in income. Additionally, as an integral part of the examination process, bank regulatory agencies periodically review PremierWest’s allowance for loan losses. The banking agencies could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

        PremierWest’s allowance for loan losses totaled $4.8 million at both December 31, 2002, and December 31, 2001, representing 1.21% of total loans at December 31, 2002, and 1.35% of total loans at December 31, 2001. The loan loss allowance represents 140.44% of non-performing loans at December 31, 2002, and 84.52% of non-performing loans at December 31, 2001. Although management believes that it uses the best information available in providing for estimated loan losses and believes that the allowance was adequate at December 31, 2002, future adjustments could be necessary and net earnings could be negatively affected if circumstances and/or economic conditions differ substantially from the assumptions used in making the determinations of the adequacy of the allowance for loan losses.

        The following is a summary of PremierWest’s loan loss experience and selected ratios for the periods presented.

	Years Ended December 31,
(in thousands)	2002	2001	2000	1999	1998
Loans outstanding at end
of year	$ 398,350	$ 358,393	$ 236,972	$ 174,980	$ 143,148
Average loans outstanding	$ 380,068	$ 304,257	$ 212,685	$ 147,237	$ 144,091
Allowance for loan losses,
beginning of year	$ 4,825	$ 3,476	$ 3,075	$ 2,832	$ 1,569
Loans charged off:
Commercial	(672)	(500)	(197)	(726)	(452)
Real estate	(253)	(538)	(163)	(34)	(98)
Consumer	(216)	(297)	(147)	(74)	(72)
Total loans charged off	(1,141)	(1,335)	(507)	(834)	(622)
Recoveries:
Commercial	55	47	38	63	168
Real estate	2	--	47	167	--
Consumer	60	78	15	12	15
Other	--	--	139	--	--
Total recoveries	117	125	239	242	183
Net loans charged off	(1,024)	(1,210)	(268)	(592)	(439)
Allowance for loan losses
transferred from Timberline	--	1,396	--	--	--
Provision charged to income	1,037	1,163	669	835	1,702
Provision for loan losses,
end of year	$ 4,838	$ 4,825	$ 3,476	$ 3,075	$ 2,832
Ratio of net loans charged-off
to average loans outstanding	(0.27)%	(0.40)%	(0.13)%	(0.40)%	(0.30)%
Ratio of allowance for loan
losses to ending total loans	1.21%	1.35%	1.47%	1.76%	1.98%

        The following table shows the allocation of PremierWest’s allowance for loan losses by category and the percent of loans in each category to total loans at the dates indicated. PremierWest allocates its allowance for loan losses to each loan classification based on relative risk characteristics. Specific allocations represent estimated losses that are due to current credit circumstances and other available information. Unallocated portions of the allowance are intended to compensate for the subjective nature of the determination of losses inherent in the overall loan portfolio. Because the total loan loss allowance is a valuation reserve applicable to the entire loan portfolio, the portion of the allowance allocated to each loan category does not represent the total potential for future losses that may occur within that loan category.

	December 31, 2002		December 31, 2001		December 31, 2000		December 31, 1999		December 31, 1998
(in thousands)	Total Amount	Percentage of Allowance	Total Amount	Percentage of Allowance	Total Amount	Percentage of Allowance	Total Amount	Percentage of Allowance	Total Amount	Percentage of Allowance
Type of loan:
Commercial	$1,148	23.73%	$1,208	25.04%	$1,214	34.93%	$1,112	36.16%	$1,421	50.18%
Real estate -
construction	286	5.91%	658	13.64%	925	26.61%	657	21.37%	472	16.67%
Real estate -
commercial/
residential	2,374	49.07%	2,677	55.48%	1,207	34.72%	1,050	34.15%	731	25.81%
Consumer and
Other	822	16.99%	237	4.91%	94	2.70%	97	3.15%	97	3.43%
Unallocated	208	4.30%	45	0.93%	36	1.04%	159	5.17%	111	3.91%
Total	$4,838	100.00%	$4,825	100.00%	$3,476	100.00%	$3,075	100.00%	$2,832	100.00%

        As of December 31, 2002, PremierWest’s specific allocation of its allowance for loan losses related to loans on non-accrual status; estimated reserves based on individual credit risk ratings; loans for which management believes the borrower might be unable to comply with loan repayment terms, even though the loans are not in non-accrual status; and, loans for which supporting collateral might not be adequate to recover loan amounts if foreclosure and subsequent sale of collateral become necessary. The unallocated portion of the allowance for loan losses is provided to recognize estimated potential losses for which a specific reserve has not been established. The unallocated, general reserve is based on the Bank’s historical loss experience. Management anticipates charge-offs for 2003 will continue to show improvement over the amount experienced during the past three years although there can be no assurance regarding the actual amount of future charge-offs that will be incurred.

Deposits

        Deposit accounts are PremierWest’s primary source of funds. PremierWest offers a number of deposit products to attract both commercial and consumer customers including regular checking and savings accounts, and money market savings accounts, IRA accounts, NOW accounts, and a variety of fixed-maturity, fixed-rate certificates with maturities ranging from seven days to 60 months. These accounts earn interest at rates established by management based on competitive market factors and management’s desire to increase certain types or maturities of deposit liabilities.

        The distribution of deposit accounts by type and rate is set forth in the following tables as of the indicated dates.

	Years Ended December 31,
	2002			2001			2000
(in thousands)	Average Balance	Interest Expense	Average Rate	Average Balance	Interest Expense	Average Rate	Average Balance	Interest Expense	Average Rate
Interest-bearing checking and savings	$197,362	$ 2,353	1.19%	$161,291	$ 4,332	2.69%	$123,037	$4,046	3.29%
Time deposits	141,200	5,460	3.87%	150,980	8,692	5.76%	90,324	5,232	5.79%

Total interest- bearing deposits	338,562	$ 7,813	2.31%	312,271	$13,024	4.17%	213,361	$9,278	4.35%

Noninterest- bearing deposits	85,523			67,698			44,208

Total interest- bearing and non- interest-bearing deposits	$424,085			$379,969			$257,569

        At December 31, 2002, total deposits were $428.3 million, a decrease of $1.7 million or 0.40%, from total deposits of $430.1 million at December 31, 2001. Total deposits at December 31, 2001, of $430.1 million represent an increase of $133.8 million or 45.17%, from total deposits of $296.2 million at December 31, 2000. The decrease in outstanding deposits from 2001 to 2002 is a direct result of management’s decision to reduce a concentration of higher priced time certificate accounts. However, while time deposit accounts declined by $19.0 million in 2002 over 2001, all other deposit accounts grew by $17.3 million or 6.41%. To the extent PremierWest can fund operations with non-interest bearing demand deposits, net interest spread, which is the difference between interest income and interest expense, will improve. At December 31, 2002, core deposits, which consist of all demand deposit accounts, savings accounts, and certificates of deposit less than $100,000, accounted for 89.54% of total deposits, up from 85.79% as of December 31, 2001.

        Interest-bearing deposits consist of money market, savings, and time certificate accounts. Interest-bearing account balances tend to grow or decline as PremierWest adjusts its pricing and product strategies based on market conditions, including competing deposit products. At December 31, 2002, total interest-bearing deposit accounts were $336.7 million, a decrease of $10.6 million, or 3.06%, from December 31, 2001. Increases in savings accounts and in interest-bearing deposits offset a decline in time deposits. Interest-bearing savings and demand accounts increased $8.4 million, or 4.48%, from December 31, 2001 to 2002, after increasing $93.6 million, or 53.04%, from 2001 to 2000.

        PremierWest generally has a policy against relying on brokered deposits as a source for funding future loan growth, since in most cases, brokered deposit accounts are purchased with a long-term maturity of two to seven years. At December 31, 2002, time certificates of deposits of $100,000 and over totaled $44.8 million, or 10.46% of total outstanding deposits, compared to $61.1 million,  or  14.21%,  of  total  outstanding  deposits  at  December 31,

2001, and $50.8 million, or 17.15%, of total outstanding deposits at December 31, 2000. The following table sets forth, by time remaining to maturity, all time certificates of deposit accounts outstanding at December 31, 2002:

	Time Deposits of $100,000 or More		Time Deposits Less Than $100,000
(in thousands)	Amount	Percentage	Amount	Percentage
Three months or less	$ 6,952	15.53%	$ 19,788	20.57%
Over three months through 12 months	17,431	38.93%	40,713	42.32%
Over 12 months	20,388	45.54%	35,704	37.11%
Total	$44,771	100.00%	$96,205	100.00%

Short-term and Long-term Borrowings.

        The following table sets forth certain information with respect to PremierWest’s short-term borrowings of federal funds purchased and securities sold under agreements to repurchase:

	Years Ended December 31,
	2002		2001		2000
(in thousands)	Repurchase Agreements	Federal Funds Purchased	Repurchase Agreements	Federal Funds Purchased	Repurchase Agreements	Federal Funds Purchased
Amount outstanding at end
of period	$8,890	$ --	$5,480	$ --	$ 6,162	$ --
Weighted average interest
rate at end of period	1.0%	--	1.2%	--	4.9%	--
Maximum amount outstanding
at any month-end during the
year	$9,525	$ --	$7,636	$700	$23,464	$6,370
Average amount outstanding
during the period	$8,134	$ 16	$7,044	$ 17	$14,886	$3,286
Average weighted interest
rate during the period	1.3%	2.1%	2.6%	3.4%	4.9%	6.8%

        PremierWest had long-term borrowings outstanding with the Federal Home Loan Bank of Seattle (FHLB) totaling $24.8 million and $5.6 million as of December 31, 2002 and 2001, respectively. The Company makes monthly principal and interest payments on the long-term borrowings which mature between 2003 and 2014 and bear interest at rates ranging from 2.81% to 7.63%. The Company also participates in the Cash Management Advance Program (the Program) with the FHLB. As of December 31, 2002 and 2001, the Bank had no borrowings outstanding under the Program but had an available line of credit of approximately $72.2 million as of December 31, 2002, with interest at the FHLB’s cash management rate. All outstanding borrowings with the FHLB are collateralized by a blanket pledge agreement on the Bank’s FHLB stock and any funds, investment securities available-for-sale, or loans on deposit with the FHLB.

        The maturity of FHLB notes payable is as follows (in thousands):

Years ending December 31, 2003	$ 1,789
2004	20,639
2005	639
2006	639
2007	633
Thereafter	508
$24,847

LIQUIDITY AND CAPITAL RESOURCES; REGULATORY CAPITAL

        Shareholders’ equity was $49.2 million at December 31, 2002, an increase of $5.5 million or 12.54% from December 31, 2001. The increase reflects comprehensive income of $4.5 million, ESOP compensation expense of $237,000, and the exercise of stock options and related tax benefit of $764,000.

        PremierWest has adopted policies to maintain a relatively liquid position to enable it to respond to changes in the financial environment and ensure sufficient funds are available to meet customers’ needs for borrowing and deposit withdrawals. Generally, PremierWest’s major sources of liquidity are customer deposits, sales and maturities of investment securities, the use of borrowings from the FHLB and correspondent banks, and net cash provided by operating activities. As of December 31, 2002 and 2001, unused and available lines of credit totaled $72.2 million from FHLB’s Cash Management Advance Program and $20.0 million from correspondent banks. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and unscheduled loan prepayments are not as stable because they are influenced by general interest rate levels, competing interest rates available on other investments, market competition, economic conditions, and other factors. Liquid asset balances include cash, amounts due from other banks, federal funds sold, and securities available-for-sale. At December 31, 2002, these liquid assets totaled $83.2 million or 16.16% of total assets as compared to $100.1 million or 20.49% of total assets at December 31, 2001. Total liquid assets of $100.1 million as of December 31, 2001, compare to $91.7 million or 26.63% of total assets at December 31, 2000. Liquidity declined during 2002 as a result of steady loan growth and management’s decision to not renew selected higher priced certificates of deposit.

        Analysis of liquidity should include a review of the changes that appear in the consolidated statements of cash flows for the year ended December 31, 2002. The statement of cash flows includes operating, investing, and financing categories. Operating activities include net income of $4.3 million and adjustments for non-cash items and changes in cash due to changes in certain assets and liabilities. Investing activities consist primarily of both proceeds from and purchases of securities and the impact of the net growth in loans. Financing activities present the cash flows associated with the change in deposit accounts, changes in long-term and other borrowings, and various stockholder transactions.

        At December 31, 2002, PremierWest had outstanding commitments to make loans of $66.6 million. Nearly all of these commitments represented unused portions of credit lines available to businesses. Many of these credit lines will not be fully drawn upon and, accordingly, the aggregate commitments do not necessarily represent future cash requirements. Management believes that PremierWest’s sources of liquidity are sufficient to meet likely calls on outstanding commitments, although there can be no assurance in this regard.

        The Federal Reserve Board and the Federal Deposit Insurance Corporation have established minimum requirements for capital adequacy for financial holding companies and member banks. The requirements address both risk-based capital and leveraged capital. The regulatory agencies may establish higher minimum requirements if, for example, a corporation has previously received special attention or has a high susceptibility to interest rate risk. The following reflects PremierWest Bank’s various capital ratios at December 31, 2002, and December 31, 2001, as compared to regulatory minimums for capital adequacy purposes:

	2002 Actual	2001 Actual	Minimum to be "Well- Capitalized"	Minimum to be "Adequately Capitalized"
Total risk-based capital
ratio	10.34%	10.08%	10.00%	8.00%
Tier I risk-based capital
ratio	9.24%	8.87%	6.00%	4.00%
Leverage ratio	7.96%	7.33%	5.00%	4.00%

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

        In addition to the other information contained in this report, the following risks may affect PremierWest. If any of these risks occur, our business, financial condition or operating results could be adversely affected.

Our markets are geographically concentrated and regional economic factors that impact our markets will affect our business more than they might a bank holding company with more diverse markets.

        A substantial portion of our entire market is located on the Interstate 5 corridor between Redding, California, and Roseburg, Oregon. Our customers are directly and indirectly dependent upon the economies of these areas and upon the timber and tourism industries, which are the primary employers and revenue sources in our markets. National, regional, and local economic factors that affect these industries will have a disproportionately negative impact on our customers. Localized economic declines will thus adversely impact our customers, and in exacerbated circumstances may increase the rate at which our borrowers default on their loans. Additionally, the vast majority of our loans are secured by real and personal property located in this same region, and declining economic conditions in this area could make it more difficult for us to realize full value on the collateral that secures these loans. A deterioration in economic and business conditions in our market areas, particularly in the natural resources, manufacturing and real estate industries on which some of these areas depend, could have a material adverse impact on the quality of our loan portfolio and the demand for our products and services, which in turn may have a material adverse effect on our results of operations. Further, a downturn in the national economy might further exacerbate local economic conditions. The extent of the future impact of these events on economic and business conditions cannot be predicted.

We may not effectively manage our growth and our recent and future acquisitions which could adversely effect the quality of our operations and our costs.

        Our financial performance and profitability will depend on our ability to manage recent and possible future growth. Although management believes that it has substantially integrated the business and operations of recent acquisitions, there can be no assurance that unforeseen issues relating to the acquisitions will not adversely affect us. In addition, any future acquisitions and continued growth may present operating and other problems that could have an adverse effect on our business, financial condition and results of operations. Accordingly, there can be no assurance that we will be able to execute our growth strategy or maintain the level of profitability that we have recently experienced.

Our earnings depend upon the spread between the interest rate we receive on loans and securities and the interest rates we pay on deposits and borrowings. If interest rates decline, our business may be negatively impacted more severely than would be experienced in a diversified business.

        Our earnings are impacted by changing interest rates. Changes in interest rates affect the demand for new loans, the credit profile of existing loans, the rates received on loans and securities, and rates paid on deposits and borrowings. The relationship between the rates received on loans and securities and the rates paid on deposits and borrowings is known as interest rate spread. Given our current volume and mix of interest-bearing liabilities and interest-earning assets, our interest rate spread could be expected to increase during times of rising interest rates and, conversely, to decline during times of falling interest rates. Exposure to interest rate risk is managed by monitoring the re-pricing frequency of the Bank’s rate-sensitive assets and rate-sensitive liabilities over any given period. Although we believe our current level of interest rate sensitivity is reasonable, significant fluctuations in interest rates may have an adverse affect on our business, financial condition and results of operations.

Our business is heavily regulated and the creation of additional regulations may negatively affect our operations.

        We are subject to government regulation that could limit or restrict our activities, which in turn could adversely impact our operations. The financial services industry is regulated extensively. Federal and state regulation is designed primarily to protect the deposit insurance funds and consumers, and not to benefit our stockholders. These regulations can sometimes impose significant limitations on our operations. In addition, these regulations are constantly evolving and may change significantly over time. Significant new laws or changes in existing laws or repeal of existing laws may cause our results to differ materially. Further, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects credit conditions for us.

In our intensely competitive markets many of our competitors offer similar services, which could impair our ability to attract new customers and retain existing customers.

        Competition may adversely affect our performance. The financial services business in our market areas is highly competitive. It is becoming increasingly competitive due to changes in regulation, technological advances, and the accelerating pace of consolidation among financial services providers. We face competition both in attracting deposits and in making loans. We compete for loans principally through the interest rates and loan fees we charge and the efficiency and quality of services we provide. Increasing levels of competition in the banking and financial services industries may reduce our market share or cause the prices we charge for our services to fall. Our results may differ in future periods depending upon the nature or level of competition.

Our earnings depend to a large extent upon the ability of our borrowers to repay their loans and our inability to manage credit risk would negatively affect our business.

        A source of risk arises from the possibility that losses will be sustained if a significant number of our borrowers, guarantors and related parties fail to perform in accordance with the terms of their loans. We have adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for credit losses, that management believes are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying our credit portfolio. These policies and procedures, however, may not prevent unexpected losses that could materially affect our results of operations.

RECENTLY ISSUED ACCOUNTING STANDARDS

        In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123.” This statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. PremierWest’s management intends to continue using the intrinsic value method for stock-based employee compensation arrangements and, therefore, does not expect that the application provisions of this statement will have a material impact on PremierWest’s consolidated financial statements.

        In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions.” This statement provides guidance on the accounting for the acquisition of a financial institution and applies to all acquisitions except those between two or more mutual enterprises. PremierWest’s management does not expect that the application provisions of this statement will have a material impact on PremierWest’s consolidated financial statements.

        In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” The statement is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. PremierWest’s management does not expect that the application of the provisions of this statement will have a material impact on PremierWest’s consolidated financial statements.

        In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” This statement also rescinds FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers.” This statement amends FASB Statement No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under conflicting conditions. PremierWest’s management does not expect that the application of the provisions of this statement will have a material impact on PremierWest’s consolidated financial statements.

        In November 2002, the FASB issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that is has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing a guarantee. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 31, 2002, and the initial recognition and initial measurement provisions shall be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The Company’s management does not expect that the application of the provisions of this interpretation will have a material impact on the Company’s consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Like other financial institutions, PremierWest is subject to interest rate risk. Interest-earning assets could mature or re-price more rapidly than, or on a different basis from, interest-bearing liabilities (primarily borrowings and deposits with short-and medium-term maturities) in a period of declining interest rates. Although having assets that mature or re-price more frequently on average than liabilities will be beneficial in times of rising interest rates, such an asset/liability structure will result in lower net interest income during periods of declining interest rates. Interest rate sensitivity, or interest rate risk, relates to the effect of changing interest rates on net interest income. Interest-earning assets with interest rates tied to the prime rate for example, or that mature in relatively short periods of time, are considered interest-rate sensitive. Interest-bearing liabilities with interest rates that can be re-priced in a discretionary manner, or that mature in relatively short periods of time, are also considered interest-rate sensitive. The differences between interest-sensitive assets and interest-sensitive liabilities over various time horizons are commonly referred to as sensitivity gaps. As interest rates change, the sensitivity gap will have either a favorable effect or an adverse effect on net interest income. A negative gap (with liabilities repricing more rapidly than assets) generally should have a favorable effect when interest rates are falling, and an adverse effect when rates are rising. A positive gap (with assets repricing more rapidly than liabilities) generally should have the opposite effect: an adverse effect when rates are falling and a favorable effect when rates are rising.

        The following table illustrates the maturities or repricing of PremierWest’s assets and liabilities as of December 31, 2002, based upon the contractual maturity or contractual repricing dates of loans and the contractual maturities of time deposits. Prepayment assumptions have not been applied to fixed-rate mortgage loans. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

	By Repricing Interval
(in thousands)	0 - 3 Months	4 - 12 Months	1 - 5 Years	Over 5 Years	Total
ASSETS
Interest-earning assets:
Federal funds sold and
interest earning deposits	$ 12,693	$ --	$ --	$ --	$ 12,693
Securities available-for-sale	3,062	7,406	18,288	11,965	40,721
Loans	135,799	76,155	159,327	27,069	398,350
Total	$151,554	$ 83,561	$177,615	$39,034	$451,764
LIABILITIES
Interest-bearing liabilities:
Interest-bearing checking
and savings	$ 75,306	$ 26,716	$ 77,753	$15,974	$195,749
Time deposits	26,741	58,238	55,943	54	140,976
Borrowings	10,075	3,617	20,045	--	33,737
Total	$112,122	$ 88,571	$153,741	$16,028	$370,462
Interest rate sensitivity gap	$ 39,432	$(5,010)	$ 23,874	$23,006	$ 81,302
Cumulative	$ 39,432	$ 34,422	$ 58,296	$81,302
Cumulative gap as a % of
earning-assets	26.0%	41.2%	32.8%	208.3%	18.0%

        For purposes of the gap analysis, loans are not reduced by the allowance for loan losses and non-performing loans. Premiums, unearned discounts and deferred loan fees are excluded.

        This analysis of interest-rate sensitivity has a number of limitations. The gap analysis above is based upon assumptions concerning such matters as when assets and liabilities will re-price in a changing interest rate environment. Because these assumptions are no more than estimates, certain assets and liabilities indicated as maturing or repricing within a stated period might actually mature or re-price at different times and at different volumes from those estimated. The actual prepayments and withdrawals after a change in interest rates could deviate significantly from those assumed in calculating the data shown in the table. Certain assets, adjustable-rate loans for example, commonly have provisions that limit changes in interest rates each time the interest rate changes and on a cumulative basis over the life of the loan. Also, the renewal or repricing of certain assets and liabilities can be discretionary and subject to competitive and other pressures. The ability of many borrowers to service their debt could diminish after an interest rate increase. Therefore, the gap table above does not and cannot necessarily indicate the actual future impact of general interest movements on net interest income.

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

        PremierWest's simulation analysis forecasts net interest income and earnings given unchanged interest rates (stable rate scenario). The model then estimates a percentage change from the stable rate scenario under scenarios of rising and falling market interest rates over various time horizons. The simulation model based on December 31, 2002 data, estimates that if a decline of 200 basis points occurs, net interest income could be unfavorably affected up to approximately 3.9%, while a similar increase in market rates would have a favorable impact of approximately 2.8%. Because of uncertainties about customer behavior, refinance activity, absolute and relative loan and deposit pricing levels, competitor pricing and market behavior, product volumes and mix, and other unexpected changes in economic events affecting movements and volatility in market rates, there can be no assurance that simulation results are reliable indicators of earnings under such conditions.

	Net (Decrease) In Net Interest Income (in thousands)	Net Interest Margin	Return Equity
As of December 31, 2002, the prime
rate was 4.25%	$ --	5.36%	9.13%
Prime rate increase of:
2% to 6.25%	$ 655	5.47%	10.46%
1% to 5.25%	$ 331	5.30%	10.03%
Prime rate decrease of:
2% to 2.25%	$(484)	4.82%	8.96%
1% to 3.25%	$(910)	4.97%	8.39%

        It is PremierWest’s policy to manage interest rate risk to maximize long-term profitability under the range of likely interest-rate scenarios.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements called for by this item are included in this report beginning on page F-1.

        The following tables set forth the Company’s unaudited consolidated financial data regarding operations for each quarter of 2002 and 2001. This information, in the opinion of management, includes all adjustments necessary, consisting only of normal and recurring adjustments, to state fairly the information set forth therein. Certain amounts previously reported have been reclassified to conform to the current presentation. These reclassifications had no net impact on the results of operations.

	2002
(in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
INCOME STATEMENT DATA
Total interest income	$8,150	$ 8,033	$8,061	$8,054
Total interest expense	2,458	2,107	2,024	1,913
Net interest income	5,692	5,926	6,037	6,141
Provision for loan losses	292	295	225	225
Net interest income after
provision for loan losses	5,400	5,631	5,812	5,916
Noninterest revenue	1,278	1,368	1,300	1,606
Noninterest expense	5,294	5,377	5,471	5,597
Income before income taxes	1,384	1,622	1,641	1,925
Provision for income taxes	477	495	552	645
Income before cumulative effect of
accounting change	907	1,127	1,089	1,280
Cumulative effect of an accounting
change, net of tax	--	(99)	--	--
Net income	$ 907	$ 1,028	$1,089	$1,280
Basic earnings per common share	$ 0.08	$ 0.09	$ 0.09	$ 0.11
Diluted earnings per common share	$ 0.08	$ 0.09	$ 0.09	$ 0.11
	2001
(in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
INCOME STATEMENT DATA
Total interest income	$6,853	$ 8,100	$8,529	$8,257
Total interest expense	3,123	3,639	3,679	3,128
Net interest income	3,730	4,461	4,850	5,129
Provision for loan losses	162	193	258	550
Net interest income after
Provision for loan losses	3,568	4,268	4,592	4,579
Noninterest revenue	706	951	1,076	1,250
Noninterest expense	3,300	4,314	4,746	5,546
Income before income taxes	974	905	922	283
Provision for income taxes	324	305	320	95
Net income	$ 650	$ 600	$ 602	$ 188
Basic earnings per common share	$ 0.07	$ 0.06	$ 0.06	$ --
Diluted earnings per common share	$ 0.07	$ 0.06	$ 0.06	$ --

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        During 2002, the Company changed Certified Public Accountants. The Company engaged Moss Adams LLP to audit the consolidated financial statements for 2002 and was noted on Form 8-K filed June 17, 2002. The change from Symonds, Evans & Company, P.C. was not related to a disagreement on accounting or financial disclosures, and at the time Symonds, Evans & Company was dismissed and for the two most recent fiscal years preceding that date, had there been any disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of that firm, would have caused it to make reference to the subject of the disagreement in the subject matter of its report. At the time Moss Adams LLP was engaged, they did not consult with the Company with respect to the application of specific accounting principles to a specified transaction, whether completed or proposed, on the type of audit opinion that might be rendered on the Company's financial statements, or any matter that was a subject of a disagreement with Symonds, Evans & Company.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information provided in response to this Item is incorporated by reference to the Definitive Proxy Statement on Schedule 14A for the Company's 2003 Annual Meeting of Shareholders, which the Company expects first to be sent or given to security holders on or about April 2, 2003.

ITEM 11 EXECUTIVE COMPENSATION AND REPORT OF COMPENSATION COMMITTEE

        The information provided in response to this Item is incorporated by reference to the Definitive Proxy Statement on Schedule 14A for the Company's 2003 Annual Meeting of Shareholders, which the Company expects first to be sent or given to security holders on or about April 2, 2003.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information provided in response to the Security Ownership of Certain Beneficial Owners and Management required by this Item is incorporated by reference to the Definitive Proxy Statement on Schedule 14A for the Company's 2003 Annual Meeting of Shareholders, which the Company expects first to be sent or given to security holders on or about April 2, 2003.

        Equity Compensation Plan Information

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	100,500	$ 7.06	739,500
Equity compensation plans not approved by security holders	317,283	$ 5.59	--
Total	417,783	$ 5.94	739,500

        Under the Bank's Stock Option Plan (the Stock Option Plan), it may grant Incentive Stock Options (ISOs) and Nonqualified Stock Options (NSOs) to key employees. The option price of ISOs is the fair market value at the date of grant, and the option price of NSOs is to be a price not less than 85% of the fair market value at the date of grant. The options generally vest over time, and all options generally expire after a period of ten years. However, the Board has the right to suspend or terminate the Stock Option Plan at any time, except with respect to the remaining options outstanding.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information provided in response to this Item is incorporated by reference to the Definitive Proxy Statement on Schedule 14A for the Company's 2003 Annual Meeting of Shareholders, which the Company expects first to be sent or given to security holders on or about April 2, 2003.

ITEM 14. CONTROLS AND PROCEDURES

        Within 90 days prior to the date of this report we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Our principal executive and financial officers supervised and participated in this evaluation. Based on this evaluation, our principal executive and financial officers each concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports to the SEC. The design of any system of controls is based in part upon various assumptions about the likelihood of future events, and there can be no assurance that any of our plans, products, services or procedures will succeed in achieving their intended goals under future conditions. In addition, there have been no significant changes in our internal controls or in other factors known to management that could significantly affect our internal controls subsequent to our most recent evaluation. We have found no facts that would require us to take any corrective actions with regard to significant deficiencies or material weaknesses.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)	Financial Statements: The consolidated financial statements for the fiscal years ended December 31, 2002, 2001, and 2000 are included in this report beginning on page F-1.

(2)	Financial Statement Schedules:
                      All schedules have been omitted because the information is not required, not applicable, not present in amounts sufficient to require submission of the schedule, or is included in the financial statements or notes thereto.

(3)	The following exhibits are filed with, and incorporated into by reference, this report, and this list constitutes the exhibit index:

Exhibits

3.1      Articles of Incorporation of PremierWest Bancorp*

3.2      Bylaws of PremierWest Bancorp*

4.1      Specimen Stock Certificate*

10.1     Stock Option Agreement by and between Timberline Bancshares and PremierWest Bancorp, dated October 16, 2000**

10.2     Employment Agreement between John L. Anhorn and PremierWest Bancorp dated August 9, 2002

10.3     Employment Agreement between Richard R. Hieb and PremierWest Bancorp dated August 9, 2002

10.4     Employment Agreement between Tom Anderson and PremierWest Bancorp dated January 11, 2002

10.5     Salary Continuation Agreement between John L. Anhorn and PremierWest Bank

10.6     Salary Continuation Agreement between Richard R. Hieb and PremierWest Bank

10.7     1992 Combined Incentive and Non-Qualified Stock Option Plan of Bank of Southern Oregon*

10.8     United Bancorp Stock Option Plan, as amended***

10.9     PremierWest Bancorp Stock Option Plan

16.1     Symonds, Evans & Company, P.C. consent letter regarding change of auditors.

21.1     Subsidiaries of the PremierWest Bancorp

23.1     Consent of Moss Adams LLP (relating to the audited financial statements of the registrant for the period ending December 31, 2002.)

23.2     Consent of Symonds, Evans & Company (relating to the audited financial statements of the registrant for the periods ended December 31, 2001 and 2000.)

99.1     Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2     Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Incorporated by reference to the registration statement on Form S-4 filed with the commission on February 4, 2000, and all amendments thereto (commission file no. 333-96209)

** Incorporated by reference to the registration statement on Form S-4 filed with the commission on January 31,2001, and all amendments thereto (commission file no. 333-53588)

*** Incorporated by reference to the registration statement on Form S-8 filed with the commission on July 6, 2000 (commission file no. 333-40886)

(b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the period covered by this Report.

CERTIFICATION PURSUANT TO SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, John L. Anhorn, certify that:

1.	I have reviewed this annual report on Form 10-K of PremierWest Bancorp.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003	/s/ JOHN L. ANHORN
John L. Anhorn
President and Chief Executive Officer

CERTIFICATION PURSUANT TO SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Tom Anderson, certify that:

1.	I have reviewed this annual report on Form 10-K of PremierWest Bancorp.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’ other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003	/s/ TOM ANDERSON
Tom Anderson
Chief Financial Officer, and Principal Accounting Officer

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

PREMIERWEST BANCORP
(Registrant)

By:	/s/ John L. Anhorn	Date: March 26, 2003

John L. Anhorn, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ John Duke	Date: March 21, 2003

John Duke, Director

By:	/s/ Dennis Hoffbuhr	Date: March 20, 2003

Dennis Hoffbuhr, Director

By:	/s/ Thomas Becker	Date: March 20, 2003

Thomas Becker, Director

By:	/s/ Rickar Watkins	Date: March 20, 2003

Rickar Watkins, Director

By:	/s/ James Patterson	Date: March 26, 2003

James Patterson, Director

By:	/s/ John L. Anhorn	Date: March 26, 2003

John L. Anhorn, Director, President and Chief Executive Officer

By:	/s/ Richard R. Hieb	Date: March 26, 2003

Richard R. Hieb, Chief Operating Officer

By:	/s/ Tom Anderson	Date: March 20, 2003

Tom Anderson, Chief Financial Officer, and Principal Accounting Officer

Signatures - (continued)

By:	/s/ David A. Emmett	Date: March 26, 2003

David A. Emmett, Director

By:	/s/ Brian Pargeter	Date: March 26, 2003

Brian Pargeter, Director

By:	/s/ Richard K. Karchmer	Date: March 26, 2003

Richard K. Karchmer, Director

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders
PremierWest Bancorp and Subsidiary

        We have audited the accompanying consolidated balance sheet of PremierWest Bancorp and Subsidiary (PremierWest Bank) as of December 31, 2002, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of PremierWest Bancorp's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of PremierWest Bancorp and Subsidiary as of December 31, 2001 and 2000, were audited by other auditors whose report dated January 25, 2002, expressed an unqualified opinion on those statements.

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of PremierWest Bancorp and Subsidiary, as of December 31, 2002, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Portland, Oregon
January 17, 2003

F-1

PREMIERWEST BANCORP AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS
ASSETS
	December 31,
	2002	2001
	(in thousands)
Cash and cash equivalents:
Cash and due from banks	$ 28,952	$ 19,731
Federal funds sold	12,485	15,000
Total cash and cash equivalents	41,437	34,731
Investment securities available-for-sale, at fair market value	41,598	64,078
Interest-bearing deposits with Federal Home Loan Bank	208	1,250
Federal Home Loan Bank stock	1,696	1,595
Loans, net of allowance for loan losses and
deferred loan fees	392,274	352,791
Premises and equipment, net of accumulated
depreciation and amortization	18,725	18,286
Goodwill, net of amortization	6,633	6,562
Accrued interest and other assets	12,513	9,017
TOTAL ASSETS	$515,084	$488,310
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits:
Demand	$ 91,611	$ 82,685
Interest-bearing demand and savings	195,750	187,372
Time	140,976	159,998

Total deposits	428,337	430,055
Federal Home Loan Bank borrowings	24,847	5,566
Securities sold under agreements to repurchase	8,890	5,480
ESOP notes payable	16	162
Accrued interest and other liabilities	3,822	3,353
Total liabilities	465,912	444,616

COMMITMENTS AND CONTINGENCIES (Note 18)

SHAREHOLDERS' EQUITY
Common stock, no par value, 20,000,000 shares authorized;
11,567,559 shares issued and outstanding
(10,854,732 in 2001)	33,875	29,480
Retained earnings	14,772	14,008
Unearned ESOP compensation	(16)	(162)
Accumulated other comprehensive income	541	368

Total shareholders' equity	49,172	43,694

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 515,084	$ 488,310
See accompanying notes.	F-2

PREMIERWEST BANCORP AND SUBSIDIARY CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2002	2001	2000
	(in thousands, except per share amounts)
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$29,595	$27,078	$20,957
Taxable interest on investment securities	1,683	2,879	3,984
Nontaxable interest on investment securities	692	760	753
Interest on federal funds sold	225	715	190
Interest-bearing deposits with Federal Home
Loan Bank	2	202	106
Federal Home Loan Bank stock and other
dividends	101	105	209

Total interest and dividend income	32,298	31,739	26,199

INTEREST EXPENSE
Deposits:
Interest-bearing demand and savings	2,353	4,332	4,046
Time	5,460	8,692	5,232
Federal funds purchased and securities sold
under agreements to repurchase	130	186	952
Federal Home Loan Bank borrowings and
ESOP notes payable	559	359	966

Total interest expense	8,502	13,569	11,196

Net interest income	23,796	18,170	15,003
LOAN LOSS PROVISION	1,037	1,163	669

Net interest income after loan loss provision	22,759	17,007	14,334

NONINTEREST INCOME
Service charges on deposit accounts	1,601	1,367	989
Mortgage loan brokerage and other fees	1,230	1,236	163
Investment brokerage and annuity fees	684	261	217
Other commissions and fees	1,249	916	425
Gains on sales of investment securities, net	304	73	5
Other noninterest income	484	130	131

Total noninterest income	5,552	3,983	1,930

NONINTEREST EXPENSE
Salaries and employee benefits	12,725	10,129	6,850
Net occupancy and equipment	3,929	3,087	1,997
Communications	1,088	857	467
Professional fees	668	427	471
Advertising	490	385	465
Merger costs	--	--	962
Other	2,839	3,021	2,150

Total noninterest expense	21,739	17,906	13,362

F-3

PREMIERWEST BANCORP AND SUBSIDIARY CONSOLIDATED STATEMENTS OF INCOME
	Years Ended December 31,
	2002	2001	2000
	(in thousands, except per share amounts)
INCOME BEFORE PROVISION FOR INCOME
TAXES AND CUMULATIVE EFFECT OF
AN ACCOUNTING CHANGE	$ 6,572	$ 3,084	$ 2,902
PROVISION FOR INCOME TAXES	2,169	1,044	1,098

NET INCOME BEFORE CUMULATIVE EFFECT
OF AN ACCOUNTING CHANGE	4,403	2,040	1,804
CUMULATIVE EFFECT OF AN ACCOUNTING
CHANGE, NET OF TAX	(99)	--	--

NET INCOME	$ 4,304	$ 2,040	$ 1,804

BASIC EARNINGS PER COMMON SHARE
BEFORE CUMULATIVE EFFECT OF
AN ACCOUNTING CHANGE	$ 0.38	$ 0.19	$ 0.19

DILUTED EARNINGS PER COMMON SHARE
BEFORE CUMULATIVE EFFECT OF
AN ACCOUNTING CHANGE	$ 0.38	$ 0.19	$ 0.19

PER SHARE CUMULATIVE EFFECT OF AN
ACCOUNTING CHANGE, NET OF TAX	$ 0.01	$ --	$ --

BASIC EARNINGS PER COMMON SHARE
AFTER CUMULATIVE EFFECT OF AN
ACCOUNTING CHANGE	$ 0.37	$ 0.19	$ 0.19

DILUTED EARNINGS PER COMMON SHARE
AFTER CUMULATIVE EFFECT OF AN
ACCOUNTING CHANGE	$ 0.37	$ 0.19	$ 0.19

See accompanying notes.	F-4

PREMIERWEST BANCORP AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
	Number of Shares	Common Stock	Retained Earnings	Unearned ESOP Compensation	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity	Comprehensive Income (loss)
	(in thousands, except share amounts)
BALANCE, December 31, 1999	8,407,879	$ 17,918	$ 12,710	$ (604)	$(1,800)	$ 28,224
Comprehensive income:
Net income	--	--	1,804			1,804	$ 1,804
Other comprehensive income -
Unrealized gains on investment
securities available-for-sale
of $1,436 (net of taxes of $ 891)	--	--	--		1,436	1,436	1,436
Reclassification adjustment
for net gains on sales of
investment securities
available-for-sale included in
net income of $4 (net of taxes of $1)	--	--	--		(4)	(4)	(4)
Comprehensive income							$ 3,236
ESOP compensation expense	--	71	--	221	--	292
Stock options exercised	191,122	593	--	--	--	593
Income tax benefit of stock options exercised	--	97	--	--	--	97
Purchase of fractional shares	(84)	--	--	--	--	--
BALANCE, December 31, 2000	8,598,917	18,679	14,514	(383)	(368)	32,442
Comprehensive income:
Net income		--	2,040	--	--	2,040	$ 2,040
Other comprehensive income -
Unrealized gains on investment
securities available-for-sale of
$781 (net taxes of $485)		--	--	--	781	781	781
Reclassification adjustment for
net gains on sales of investment
securities available-for-sale
included in net income of $45
(net of taxes of $28)	--	--	--	--	(45)	(45)	(45)
Comprehensive income							$ 2,776
Common stock issued to shareholders
of Timberline Bancshares, Inc.	1,674,036	7,995	--	--	--	7,995
5% stock dividend	513,945	2,546	(2,546)	--	--	--
ESOP compensation expense	--	70	--	221	--	291
Stock options exercised	67,834	119	--	--	--	119
Income tax benefit of stock options
exercised	--	71	--	--	--	71
	10,854,732	$29,480	$ 14,008	$ (162)	$ 368	$ 43,694
F-5

PREMIERWEST BANCORP AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
	Number of Shares	Common Stock	Retained Earnings	Unearned ESOP Compensation	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity	Comprehensive Income (loss)
	(in thousands, except share amounts)
BALANCE, December 31, 2001	10,854,732	$29,480	$ 14,008	$(162)	$ 368	$ 43,694

Comprehensive income:
Net income		--	4,304	--	--	4,304	$ 4,304
Other comprehensive income -
Unrealized gains on investment
securities available-for-sale of
$361 (net of taxes of $224)		--	--	--	361	361	361

Reclassification adjustment for
net gains on sales of investment
securities available-for-sale
included in net income of $188
(net of taxes of $116)	--	--	--	(188)	(188)		(188)

Comprehensive income							$ 4,477

5% stock dividend	542,574	3,540	(3,540)	--	--	--
ESOP compensation expense	91	--	146	--	237
Stock options exercised	170,253	572	--	--	--	572
Income tax benefit of stock options
exercised	--	192	--	--	--	192

BALANCE, December 31, 2002	11,567,559	$33,875	$ 14,772	$(16)	$ 541	$ 49,172

See accompanying notes.	F-6

PREMIERWEST BANCORP AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS
	Years Ended December 31,
	2002	2001	2000
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 4,304	$ 2,040	$ 1,804
Adjustments to reconcile net income to net cash
from operating activities:
Depreciation and amortization	2,026	1,966	1,221
Loan loss provision	1,037	1,163	669
Gain on the sales of investment securities
available-for-sale, net	(304)	(73)	(5)
Amortization of premium (accretion of
discount) on investment securities, net	28	(27)	22
Deferred income taxes	350	(489)	(348)
Income tax benefit of stock options exercised	192	71	97
Dividends on Federal Home Loan Bank stock	(101)	(105)	(209)
Gain on sale of fixed assets	(66)	--	--
Gain on sale of other real estate owned	(224)	--	--
Changes in accrued interest receivable/payable
and other
assets/liabilities	(3,825)	(304)	(731)
Net cash from operating activities	3,417	4,242	2,520
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investment securities available-for-sale	(19,498)	(37,298)	--
Proceeds from maturities and calls of investment
securities available-for-sale	30,053	40,160	5,221
Proceeds from sales of investment securities available-
for-sale	12,482	18,146	4,801
Proceeds from the sale of Federal Home Loan Bank
stock	--	--	4,536
Decrease (increase) in interest-bearing deposits with
Federal Home Loan Bank	1,042	(1,250)	1,000
Loan originations, net	(41,971)	(64,187)	(62,733)
Purchases of premises and equipment, net	(2,341)	(5,928)	(2,097)
Proceeds from the sale of other real estate owned	1,977	--	--
Acquired net assets of Timberline Bancshares, Inc.,
net of cash and cash equivalents acquired
of $24,314	--	18,118	--
Net cash from investing activities	(18,256)	(32,239)	(49,272)
F-7

PREMIERWEST BANCORP AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS
	Years Ended December 31,
	2002	2001	2000
	(in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES

Net (decrease) increase in deposits	$(1,718)	46,361	$ 66,495
Net increase (decrease) in Federal Home Loan
Bank borrowings	19,281	(1,106)	(10,730)
Net increase (decrease) in securities sold under
agreements to repurchase	3,410	(682)	(12,438)
Stock options exercised	572	119	593
Net cash from financing activities	21,545	44,692	43,920
NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	6,706	16,695	(2,832)
CASH AND CASH EQUIVALENTS,
beginning of year	34,731	18,036	20,868
CASH AND CASH EQUIVALENTS,
end of year	$41,437	$34,731	$18,036
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
Cash paid for interest	$8,783	$13,470	$10,967
Cash paid for taxes	$2,344	$1,107	$1,040
SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING ACTIVITIES
Transfers of loans to other real estate	$1,451	$ 587	$ 574
ESOP compensation expense, including market-
to-market adjustments	$ 199	$ 291	$ 292
See accompanying notes.	F-8

PREMIERWEST BANCORP AND SUBSIDIARY NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - The accompanying consolidated financial statements include the accounts of PremierWest Bancorp and its wholly-owned subsidiary, PremierWest Bank (collectively, "PremierWest" or "the Bank"). PremierWest Bank's wholly-owned subsidiaries include PremierWest Investment Services, Inc., Premier Finance Company, and Blue Star Properties, Inc. The consolidated financial statements also reflect the Bank's acquisition in April 2001 of Timberline Bancshares, Inc., which was accounted for by the purchase method, and its acquisition in May 2000 of United Bancorp, which was accounted for by the pooling-of-interests method of accounting (see Note 2).

The Bank conducts a general banking business operating primarily in Jackson, Josephine, Douglas, and Klamath counties of southern Oregon, and Siskiyou and Shasta counties of northern California. Its activities include the usual lending and deposit functions of a commercial bank; commercial, real estate, installment, and mortgage loans; checking, time deposit, and savings accounts; mortgage loan brokerage services; and automated teller machines (ATMs) and safe deposit facilities.

Method of accounting and use of estimates - The Bank prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. The Bank utilizes the accrual method of accounting which recognizes income when earned and expenses when incurred. In preparation of the consolidated financial statements, all significant intercompany accounts and transactions have been eliminated in consolidation.

The preparation of consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of income and expenses during the reporting periods. Actual results could differ from those estimates. The significant estimate made by management involves the calculation of the allowance for loan loss.

Cash and cash equivalents - For purposes of reporting cash flows, cash and cash equivalents include cash on hand, money market funds, amounts due from banks and federal funds sold. Generally, federal funds are sold for one-day periods.

The Bank maintains balances in correspondent bank accounts which, at times, may exceed federally insured limits. Management believes that its risk of loss associated with such balances is minimal due to the financial strength of correspondent banks. The Bank has not experienced any losses in such accounts.

Investment securities - The Bank is required to specifically identify its investment securities as "available-for-sale," "held-to-maturity," or "trading accounts." Accordingly, management has determined that all investment securities held at December 31, 2002, 2001, and 2000 are classified as "available-for-sale" and conform to the following accounting policies:

Securities available-for-sale - Available-for-sale securities consist of bonds, notes, debentures, and certain equity securities not classified as held-to-maturity securities. Securities are generally classified as available-for-sale if the instrument may be sold in response to such factors as (1) changes in market interest rates and related changes in the prepayment risk, (2) needs for liquidity, (3) changes in the availability of and the yield on alternative instruments, and (4) changes in funding sources and terms. Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as other comprehensive income and carried as accumulated comprehensive income or loss within shareholders' equity until realized. Fair values for these investment securities are based on quoted market prices. Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method.

Declines in the fair value of individual available-for-sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value. The related write-downs would be included in earnings as realized losses. Premiums and discounts are recognized in interest income using the effective interest method over the period to maturity.

PREMIERWEST BANCORP AND SUBSIDIARY NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

Federal Home Loan Bank - The Bank's interest-bearing deposits with Federal Home Loan Bank (FHLB) mature within one year and are carried at cost.

The Bank's investment in FHLB stock is carried at par value, which approximates fair value. As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets, or FHLB advances. At December 31, 2002 and 2001, the Bank met its minimum required investment. The Bank may request redemption at par value of any FHLB stock in excess of the minimum required investment. Stock redemptions are at the discretion of the FHLB.

Loans - Loans are stated at the amount of unpaid principal, reduced by the allowance for loan losses and deferred loan fees. The allowance for loan losses represents management's recognition of the assumed risks of extending credit and the quality of the existing loan portfolio. The allowance is established to absorb known and inherent losses in the loan portfolio as of the balance sheet date. The allowance is maintained at a level considered adequate to provide for estimated loan losses based on management's assessment of various factors affecting the portfolio. Such factors include historical loss experience; review of problem loans; underlying collateral values and guaranties; current economic conditions; legal representation regarding the outcome of pending legal action for collection of loans and related loan guaranties; and an overall evaluation of the quality, risk characteristics, and concentration of loans in the portfolio. The allowance is based on estimates and ultimate losses may vary from the current estimates. These estimates are reviewed periodically, and as adjustments become necessary, they are reported in operations in the periods in which they become known. The allowance is increased by provisions charged to operations and reduced by loans charged-off, net of recoveries.

Various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgment of the information available to them at the time of their examinations.

The Bank considers loans to be impaired when management believes that it is probable that all amounts due will not be collected according to the contractual terms. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the loan's underlying collateral or related guaranty. Since a significant portion of the Bank's loans are collateralized by real estate, the Bank primarily measures impairment based on the estimated fair value of the underlying collateral or related guaranty. In certain other cases, impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate. Amounts deemed impaired are either specifically allocated for in the allowance for loan losses or reflected as a partial charge-off of the loan balance. Smaller balance homogeneous loans (typically, installment loans) are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual installment loans for impairment disclosures. Generally, the Bank evaluates a loan for impairment when it is placed on nonaccrual status. All of the Bank's impaired loans at December 31, 2002 and 2001, were on nonaccrual status.

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

Premises and equipment - Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization of premises and equipment is computed by the straight-line method over the shorter of the estimated useful lives of the assets or terms of underlying leases. Estimated useful lives range from 3 to 15 years for furniture, equipment, and leasehold improvements, and up to 40 years for building premises.

PREMIERWEST BANCORP AND SUBSIDIARY NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

Goodwill - Goodwill represents the excess of the cost over fair value of net assets acquired in business combinations and was amortized by the straight-line method, generally over a 20-year period, until December 31, 2001. Effective January 1, 2002, the Bank ceased amortization of goodwill upon application of the nonamortization provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Under this statement impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. Accordingly, in June 2002, the Bank performed the first of on-going, required goodwill impairment tests to determine if an impairment loss should be recognized. As a result of the impairment test, management determined the effect on the Bank's consolidated financial position and results of operations resulted in a $150,000 write-down of goodwill related to Premier Finance Company and a recognition of an expense, recorded as the cumulative effect of change in accounting principle, of $99,000, net of $51,000 in related taxes. Continued analysis of this and other recorded goodwill components indicate that no additional impairment of asset values exists as of December 31, 2002.

The following summarizes the Bank's recorded goodwill account balance and the effects of adoption of SFAS No. 142 for the years ended December 31, 2002, 2001, and 2000 (in thousands):

	2002	2001	2000
Goodwill, net	$ 6,633	$ 6,562	$ 78

Reported net income	4,304	2,040	1,840
Add back goodwill amortization	--	305	20

Adjusted net income	$ 4,304	$ 2,345	$ 1,860

Basic earnings per share:
Reported net income	$ 0.37	$ 0.19	$ 0.19
Adjusted net income	$ 0.37	$ 0.22	$ 0.19
Diluted earnings per share:
Reported net income	$ 0.37	$ 0.19	$ 0.19
Adjusted net income	$ 0.37	$ 0.21	$ 0.19

Other real estate – Other real estate, acquired through foreclosure or deeds in lieu of foreclosure, is carried at the lower of cost or estimated net realizable value. When the property is acquired, any excess of the loan balance over the estimated net realizable value is charged to the allowance for loan losses. Holding costs, subsequent write-downs to net realizable value, if any, or any disposition gains or losses are included in noninterest income and expense. The Bank held approximately $85,000 and $1.3 million in other real estate at December 31, 2002 and 2001, respectively.

Advertising – Advertising and promotional costs are generally charged to expense during the year in which they are incurred. Advertising and promotional expenses were approximately $490,000, $385,000, and $465,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

Income taxes – Deferred income tax assets and liabilities are determined based on the tax effects of the differences between the book and tax bases of the various balance sheet assets and liabilities. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

PREMIERWEST BANCORP AND SUBSIDIARY NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

Earnings per share – Basic earnings per share is computed by dividing net income available to stockholders by the weighted average number of common shares outstanding during the period, after giving retroactive effect to stock dividends and splits. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Included in the denominator is the dilutive effect of stock options computed under the treasury stock method.

Stock options – PremierWest applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plans. SFAS No. 123, “Accounting for Stock-Based Compensation,” requires companies, such as the Bank, that use the intrinsic value method to account for employee stock options, to provide pro forma disclosures of the net income and earnings per share effect of applying the fair value-based method  of  accounting  for  stock options.

The effect of applying the fair value-based method to stock options granted in the years ended December 31, 2002, 2001, and 2000, resulted in an estimated weighted-average grant date fair value of $2.17, $2.07, and $2.09, respectively. Had compensation cost been determined consistent with SFAS No. 123, its net income and earnings per common share, and diluted earnings per common share for the years ended December 31, 2002, 2001, and 2000, would have been as follows (in thousands, except per share amounts):

	2002	2001	2000
Net income:
As reported	$ 4,304	$ 2,040	$ 1,804
Pro forma	$ 4,224	$ 1,965	$ 1,690

Basic earnings per common share:
As reported	$ 0.37	$ 0.19	$ 0.19
Pro forma	$ 0.37	$ 0.18	$ 0.18

Diluted earnings per common share:
As reported	$ 0.37	$ 0.19	$ 0.19
Pro forma	$ 0.36	$ 0.18	$ 0.18

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for December 31, 2002, 2001, and 2000:

	2002	2001	2000
Dividend yield	5.1%	1.5%	1.5%
Expected life (years)	3 years	7 years	7 years
Expected volatility	46%	35%	41%
Risk-free rate	3.3%	5.0%	5.0%

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

Off-balance-sheet financial instruments – In the ordinary course of business, the Bank has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements, commercial letters of credit, and standby letters of credit. These financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

PREMIERWEST BANCORP AND SUBSIDIARY NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

Fair value of financial instruments – The following methods and assumptions were used by the Bank in estimating fair values of financial instruments as disclosed herein:

Cash and cash equivalents – The carrying amounts of cash and short-term instruments approximate their fair value.

Available-for-sale – Fair values for investment securities are based on quoted market prices or the market values for comparable securities.

Interest-bearing deposits with FHLB and FHLB stock – The carrying amount approximates the estimated fair value.

Loans receivable – For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. Fair values for certain mortgage loans (for example, one-to-four family residential), credit card loans, and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. Fair values for commercial real estate and commercial loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

Deposit liabilities – The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The carrying amounts of variable-rate money market accounts and fixed-term certificates of deposit (CDs) approximate their fair values at the reporting date. Fair values for fixed-rate CDs are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Short-term borrowings – The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings maturing within 90 days approximate their fair values. Fair values of other short-term borrowings are estimated using discounted cash flow analyses based on the Bank’s current incremental borrowing rates for similar types of borrowing arrangements.

Long-term debt – The fair values of the Bank’s long-term debt is estimated using discounted cash flow analyses based on the Bank’s current incremental borrowing rates for similar types of borrowing arrangements.

Accrued interest – The carrying amounts of accrued interest approximate their fair values.

Off-balance-sheet instruments – The Bank’s off-balance-sheet instruments include unfunded commitments to extend credit and standby letters of credit. The fair value of these instruments is not considered practicable to estimate because of the lack of quoted market prices and the inability to estimate fair value without incurring excessive costs.

Recently issued accounting standards – In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123.” This statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement FASB No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Bank’s management intends to continue using the intrinsic value method for stock-based employee compensation arrangements and, therefore, does not expect that the application provisions of this statement will have a material impact on the Bank’s consolidated financial statements.

In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions.” This statement provides guidance on the accounting for the acquisition of a financial institution and applies to all acquisitions except those between two or more mutual enterprises. The Bank’s management does not expect that the application of the provisions of this statement will have a material impact on the Bank’s consolidated financial statements.

PREMIERWEST BANCORP AND SUBSIDIARY NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” This statement is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Bank’s management does not expect that the application of the provisions of this statement will have a material impact on the Bank’s consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” This statement also rescinds FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers.” This statement amends FASB Statement No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Bank’s management does not expect that the application of the provisions of this statement will have a material impact on the Bank’s consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” This interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. This interpretation explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that is acquired before February 1, 2003. The Interpretation applies to public enterprises as of the beginning of the applicable interim or annual period, and it applies to nonpublic enterprises as of the end of the applicable annual period. The Bank’s management does not expect that the application of the provisions of this interpretation will have a material impact on the Bank’s consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing a guarantee. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 31, 2002, and the initial recognition and initial measurement provisions shall be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The Bank’s management does not expect that the application of the provisions of this interpretation will have a material impact on the Bank’s consolidated financial statements.

Reclassifications – Certain amounts in 2001 and 2000 have been reclassified to conform with the 2002 presentation.

NOTE 2 – BUSINESS COMBINATIONS

On     April 16, 2001, the Bank completed its acquisition of Timberline Bancshares, Inc. and its wholly-owned subsidiary, Timberline Community Bank (collectively, "Timberline"). The Bank issued 1.758 million shares of its

PREMIERWEST BANCORP AND SUBSIDIARY NOTES TO FINANCIAL STATEMENTS

NOTE 2 - BUSINESS COMBINATIONS - (continued)

common stock valued at approximately $8.0 million and approximately $5.6 million in cash to Timberline shareholders in connection with the acquisition. In addition, the Bank incurred approximately $791,000 in acquisition costs. The acquisition was accounted for using the purchase method of accounting. Accordingly, the assets and liabilities of Timberline have been recorded by the Bank at their respective estimated fair values at the time of the completion of the transaction, and the results of operations of Timberline have been included with those of the Bank since the date of the acquisition. The excess of the Bank’s purchase price over the estimated net fair value of the identifiable assets acquired and liabilities assumed is reported as goodwill.

The estimated fair values of the net assets acquired and liabilities assumed at the acquisition date are summarized as follows (in thousands):

ASSETS
Cash and due from banks	$ 4,614
Federal funds sold	19,700
Investment securities	10,159
Loans, net	56,040
Premises and equipment	2,847
Other assets	8,604
Total assets acquired	$101,964
LIABILITIES
Deposits	$ 86,800
Other liabilities	783
Total liabilities assumed	87,583
Net assets acquired	14,381
$101,964

The following pro forma information presents the Bank’s consolidated results of operations as if the acquisition of Timberline had occurred at the beginning of the periods presented. The pro forma information does not purport to be indicative of the actual results of operations that would have occurred had the transaction taken place at the beginning of the periods presented or the future results of operations.

	2001	2000
Total interest and noninterest income	$ 37,694	$ 35,600
Net income	$ 1,436	$ 2,262
Basic earnings per common share	0.12	0.20
Diluted earnings per common share	0.12	0.20

Effective May 8, 2000, PremierWest Bancorp became the holding company for PremierWest Bank and simultaneously acquired United Bancorp and its wholly-owned subsidiary, Douglas National Bank (collectively, “United”). The merger was effected by issuing approximately 3.9 million shares of PremierWest common stock in exchange for 100% of the outstanding shares of United common stock. The merger was accounted for as a pooling-of-interests and, accordingly, the consolidated financial statements of PremierWest prior to its acquisition of United have been restated to include the accounts and transactions of United.

PREMIERWEST BANCORP AND SUBSIDIARY NOTES TO FINANCIAL STATEMENTS

NOTE 3 – CASH AND DUE FROM BANKS

The Bank was required to maintain an average reserve balance of approximately $6.9 million and $2.0 million at December 31, 2002 and 2001, respectively, with the Federal Reserve Bank (FRB) or maintain such reserve balances in the form of cash. This requirement was met by holding cash and maintaining average reserve balances with the FRB in excess of these amounts.

NOTE 4 – INVESTMENT SECURITIES AVAILABLE-FOR-SALE

Investment securities available-for-sale as of December 31 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
2002
U.S. government and agency securities	$18,431	$227	$ --	$18,658
Mortgage-backed securities and
collateralized mortgage obligations	1,875	39	(1)	1,913
Obligations of state and political
subdivisions	16,120	588	--	16,708
Corporate bonds	3,964	31	(7)	3,988
Equity securities	331	--	--	331

	$40,721	$885	(8)	$41,598

2001
U.S. government and agency securities	$31,263	$453	$ (35)	$31,681
Mortgage-backed securities and
collateralized mortgage obligations	11,669	161	(11)	11,819
Obligations of state and political
subdivisions	16,255	162	(84)	16,333
Corporate bonds	3,971	--	(50)	3,921
Equity securities	324	--	--	324

	$63,482	$776	$ (180)	$64,078

The amortized cost and estimated fair value of investment securities available-for-sale at December 31, 2002, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$ 1,440	$ 1,454
Due after one year through five years	25,360	25,993
Due after five years through ten years	8,941	9,071
Due after ten years	2,774	2,836
Mortgage-backed securities and collateralized mortgage obligations	1,875	1,913
Equity securities	331	331

	$40,721	$41,598

PREMIERWEST BANCORP AND SUBSIDIARY NOTES TO FINANCIAL STATEMENTS

NOTE 4 - INVESTMENT SECURITIES AVAILABLE-FOR-SALE - (continued)

Investment securities available-for-sale with a carrying amount of approximately $41.6 million and $38.8 million at December 31, 2002 and 2001, respectively, were pledged to secure public deposits, FHLB borrowings, repurchase agreement deposit accounts, and for other purposes as required or permitted by law.

Net realized gains on sales of investment securities available-for-sale were $304,000, $73,000, and $5,000 in 2002, 2001, and 2000, respectively.

NOTE 5 – LOANS

Loans as of December 31 consisted of the following (in thousands):

	2002	2001
Real estate - commercial	$255,172	$199,981
Real estate - construction	47,221	59,754
Real estate - residential	3,925	6,667
Commercial	46,797	49,265
Agricultural	7,410	5,713
Consumer	34,648	34,537
Other	3,177	2,476

	398,350	358,393

Less:
Allowance for loan losses	4,838	4,825
Deferred loan fees	1,238	777

	6,076	5,602

Loans, net	$392,274	$352,791

The Bank’s market area consists principally of Jackson, Josephine, Douglas and Klamath counties of southern Oregon, and Siskiyou and Shasta counties of northern California. A substantial portion of the Bank’s loans are collateralized by real estate in these geographic areas and, accordingly, the ultimate collectibility of a substantial portion of the Bank’s loan portfolio is susceptible to changes in the respective local market conditions.

In the normal course of business, the Bank participates portions of loans to third parties in order to extend the Bank’s lending capability or to mitigate risk. At December 31, 2002 and 2001, the portion of these loans participated to third parties (which are not included in the accompanying consolidated financial statements) totaled approximately $3.0 million and $1.6 million, respectively.

NOTE 6 – ALLOWANCE FOR LOAN LOSSES

Transactions in the allowance for loan losses for the years ended December 31 were as follows (in thousands):

	2002	2001	2000
BALANCE, beginning of year	$ 4,825	$ 3,476	$ 3,075
Loan loss provision	1,037	1,163	669
Timberline allowance for loan losses
at date of acquisition	--	1,396	--
Loans charged-off	(1,141)	(1,335)	(507)
Recoveries of loans previously charged-off	117	125	239

BALANCE, end of year	$ 4,838	$ 4,825	$ 3,476

PREMIERWEST BANCORP AND SUBSIDIARY NOTES TO FINANCIAL STATEMENTS

NOTE 6 - ALLOWANCE FOR LOAN LOSSES - (continued)

Loans on nonaccrual status and classified as impaired at December 31, 2002 and 2001, were approximately $3.4 million and $2.1 million, respectively. Interest income which would have been realized on such nonaccrual loans if they had remained current in 2002, 2001, and 2000 was approximately $324,000, $334,000, and $539,000, respectively. Loans contractually past due 90 days or more on which the Bank continued to accrue interest at December 31, 2002 and 2001, were insignificant. As of December 31, 2002 and 2001, commitments to lend additional funds to borrowers whose loans had been modified or were on nonaccrual status were insignificant.

Impaired loans were allocated approximately $1.9 million and $556,000 of the allowance for loan losses at December 31, 2002 and 2001, respectively. The average recorded investment in impaired loans was approximately $3.2 million, $3.7 million, and $3.9 million in 2002, 2001, and 2000, respectively. Interest income recognized on impaired loans in 2002, 2001, and 2000 was insignificant.

NOTE 7 - PREMISES AND EQUIPMENT

Premises and equipment at December 31 consisted of the following (in thousands)

	2002	2001
Land and improvements	$ 3,605	$ 3,413
Buildings and leasehold improvements	13,769	11,884
Furniture and equipment	9,523	8,937

	26,897	24,234
Less accumulated depreciation and amortization	8,172	6,617

	18,725	17,617
Construction in progress	--	669

Premises and equipment, net	$18,725	$18,286

Depreciation expense amounted to $2.0 million, $1.7 million, and $1.2 million for the years ended December 31, 2002, 2001, and 2000, respectively.

NOTE 8 - TIME DEPOSITS

Time deposits of $100,000 and over aggregated approximately $44.8 million and $61.1 million at December 31, 2002 and 2001, respectively.

At December 31, 2002, the scheduled annual maturities of all time deposits were approximately as follows (in thousands):

Years Ending December 31,	2003	$ 84,886
	2004	33,581
	2005	8,996
	2006	2,915
	2007	10,452
	Thereafter	146
		$140,976
F-18

PREMIERWEST BANCORP AND SUBSIDIARY NOTES TO FINANCIAL STATEMENTS

NOTE 9 - FEDERAL HOME LOAN BANK (FHLB)

The Bank had long-term borrowings outstanding with the FHLB totaling $24.8 million and $5.6 million as of December 31, 2002 and 2001, respectively. The Bank makes monthly principal and interest payments on the long-term borrowings, which mature between 2003 and 2014 and bear interest at rates ranging from 2.81% to 7.63%. The Bank also participates in the Cash Management Advance Program (the Program) with the FHLB. As of December 31, 2002 and 2001, the Bank had no borrowings outstanding under the Program but had an available line of credit of approximately $72.2 million as of December 31, 2002, with interest at the FHLB’s cash management rate. All outstanding borrowings with the FHLB are collateralized by a blanket pledge agreement on the Bank’s FHLB stock and any funds, investment securities available-for-sale, or loans on deposit with the FHLB.

The maturity of FHLB notes payable is as follows (in thousands):

Years Ending December 31,	2003	$ 1,789
	2004	20,639
	2005	639
	2006	639
	2007	633
	Thereafter	508
		$24,847

NOTE 10 - FEDERAL FUNDS PURCHASED

Federal funds purchased generally mature within one to four days from the transaction date. Federal funds purchased were insignificant in 2002. However, information concerning federal funds purchased for the years ended December 31, 2001 and 2000, is summarized as follows (in thousands):

	2001	2000
Average balance during the year	$ 17	$3,286
Average interest rate during the year	3.4%	6.8%
Maximum month-end balance during the year	$700	$6,370

The Bank maintains federal funds lines with correspondent banks as a back-up source of liquidity. As of December 31, 2002, the Bank had approximately $20.0 million of federal funds lines available to draw against on an uncollateralized basis.

NOTE 11 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase represent short-term borrowings with maturities which do not exceed 90 days. The following is a summary of such short-term borrowings for the years ended December 31 (in thousands):

	2002	2001	2000
Average balance during the year	$8,134	$7,044	$14,886
Average interest rate during the year	1.3%	2.6%	4.9%
Maximum month-end balance during the year	$9,525	$7,636	$23,464

PREMIERWEST BANCORP AND SUBSIDIARY NOTES TO FINANCIAL STATEMENTS

NOTE 12 - OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS

In the normal course of business, the Bank is a party to financial instruments with off-balance-sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of amounts recognized in the accompanying consolidated balance sheets. The contractual amounts of these instruments reflect the extent of the Bank’s involvement in these particular classes of financial instruments. As of December 31, 2002 and 2001, the Bank had no commitments to extend credit at below-market interest rates and held no derivative financial instruments.

The Bank’s exposure to credit loss in the event of nonperformance by another party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The distribution of commitments to extend credit approximates the distribution of loans outstanding.

A summary of the Bank’s off-balance-sheet financial instruments at December 31 is approximately as follows (in thousands):

	2002	2001
Commitments to extend credit	$62,280	$58,075
Standby letters of credit	4,320	2,005

Total off-balance-sheet financial instruments	$66,600	$60,080

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of fees. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held for commitments varies but may include accounts receivable, inventory, property and equipment, residential real estate, or income-producing commercial properties.

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

NOTE 13 – INCOME TAXES

The provision for income taxes as of December 31 was as follows (in thousands):

	2002	2001	2000
Current expense:
Federal	$1,514	$1,295	$1,207
State	305	238	239

	1,819	1,533	1,446

PREMIERWEST BANCORP AND SUBSIDIARY NOTES TO FINANCIAL STATEMENTS

NOTE 13 - INCOME TAXES - (continued)

	2002	2001	2000
Deferred expense (benefit):
Federal	$ 298	$ (416)	$ (296)
State	52	(73)	(52)

	350	(489)	(348)

Provision for income taxes	$ 2,169	$ 1,044	$ 1,098

The provision for income taxes results in effective tax rates which are different than the federal income tax statutory rate. The nature of the differences were as follows (in thousands):

	2002	2001	2000
Expected federal income tax provision
at statutory rate of 34%	$ 2,201	$ 1,049	$ 987
State income taxes, net of federal effect	253	148	158
Effect of nontaxable interest income, net	(216)	(234)	(254)
Nondeductible merger costs	--	--	218
Other, net	(69)	81	(11)

Provision for income taxes	$ 2,169	$ 1,044	$ 1,098

The components of the net deferred tax assets were approximately as follows (in thousands):

	2002	2001
Assets:
Allowance for loan losses	$ 1,383	$1,371
Benefit plans	492	459
Other	84	76

Total deferred tax assets	1,959	1,906

Liabilities:
Net unrealized gains on investment
securities available-for-sale	335	228
FHLB stock dividends	644	605
Premises and equipment	791	443
Intangibles and other	374	358

Total deferred tax liabilities	2,144	1,634

Net deferred tax (liabilities) assets	$ (185)	$ 272

Management believes, primarily based upon the Bank’s historical performance, that deferred tax assets will be recognized in the normal course of operations and, accordingly, management has not reduced deferred tax assets by a valuation allowance.

PREMIERWEST BANCORP AND SUBSIDIARY NOTES TO FINANCIAL STATEMENTS

NOTE 14 - BASIC AND DILUTED EARNINGS PER COMMON SHARE

The numerators and denominators used in computing basic and diluted earnings per common share for the years ended December 31 can be reconciled as follows (in thousands, except per share amounts):

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
2002
Basic earnings per common share -
Income available to common shareholders	$4,304	11,515,706	$ 0.37
Effect of assumed conversion of stock options
	--	75,501

Diluted earnings per common share	$4,304	11,591,207	$ 0.37

2001
Basic earnings per common share -
Income available to common shareholders	$2,040	10,828,392	$ 0.19
Effect of assumed conversion of stock options
	--	117,611

Diluted earnings per common share	$2,040	10,946,003	$ 0.19

2000
Basic earnings per common share -
Income available to common shareholders	$1,804	9,470,596	$ 0.19
Effect of assumed conversion of stock options
	--	113,863

Diluted earnings per common share	$1,804	9,584,459	$ 0.19

NOTE 15 – TRANSACTIONS WITH RELATED PARTIES

Certain officers and directors (and the companies with which they are associated) are customers of, and have had banking transactions with the Bank in the ordinary course of business. In addition, the Bank expects to continue to have such banking transactions in the future. All loans and commitments to lend to such parties are generally made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. In the opinion of management, these transactions do not involve more than the normal risk of collectibility or present any other unfavorable features.

An analysis of the activity with respect to loans outstanding to directors and executive officers of the Bank and their affiliates for the year ended December 31 was as follows (in thousands):

	2002	2001
Beginning balance	$ 7,885	$ 7,999
Additions	12,745	4,283
Repayments	(4,444)	(4,397)
Ending balance	$ 16,186	$ 7,885

PREMIERWEST BANCORP AND SUBSIDIARY NOTES TO FINANCIAL STATEMENTS

NOTE 16 - BENEFIT PLANS

401(k) profit sharing plan – The Bank maintains a 401(k) profit sharing plan (the Plan) that covers substantially all full-time employees. Employees may make voluntary tax-deferred contributions to the Plan, and the Bank’s contributions to the Plan are at the discretion of the Board of Directors, not to exceed the amount deductible for federal income tax purposes. Employees vest in the Bank’s contributions to the Plan over a period of seven years. Total amounts charged to operations under the Plan were approximately $160,000, $106,000, and $69,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

Employee stock ownership plan – The Bank sponsors a leveraged employee stock ownership plan (ESOP) that covers substantially all previous employees of United. The Bank makes annual contributions to the ESOP. The amount of the annual contribution is discretionary, except that it must be sufficient to enable the ESOP to service its debt. The debt of the ESOP consists of notes payable to KeyBank with interest at fixed rates from 7.00% to 7.70%. The debt is due in quarterly installments and is scheduled to mature in 2003. The initial ESOP shares were pledged as collateral for the debt. As the debt is repaid, shares are released and allocated to former United employees currently employed by the Bank, based on the proportion of debt paid. The debt of the ESOP is recorded as a liability, and the shares pledged as collateral are reported as unearned ESOP compensation in the shareholders’ equity section of the accompanying consolidated balance sheets. As shares are released from collateral, the Bank reports compensation expense equal to the current market price of the shares for all shares acquired by the ESOP. The difference between the allocated shares’ market value and the cost of the allocated shares in 2002, 2001, and 2000 was approximately $91,000, $70,000, and $71,000, respectively, and is included in salaries and employee benefits expense in the accompanying consolidated statements of income and in common stock in the accompanying consolidated statements of changes in shareholders’ equity. ESOP compensation expense related to the payment of debt was approximately $146,000, $221,000, and $221,000 in 2002, 2001, and 2000, respectively. The ESOP shares are considered outstanding for earnings per share computations. Cash dividends paid on unallocated shares which are collateral for debt are used to repay the ESOP debt. Cash dividends paid on allocated shares are distributed to the accounts of the ESOP participants.

Shares held by the ESOP were classified as follows:

	2002	2001
Allocated shares:
Prior to January 1, 1993	64,748	64,748
Subsequent to December 31, 1992	529,476	494,224

	594,224	558,972
Unallocated shares	26,113	61,365

Total ESOP shares	620,337	620,337

The approximate fair market value of the Bank’s unallocated shares at December 31, 2002 and 2001, was $157,000 and $356,000, respectively.

PREMIERWEST BANCORP AND SUBSIDIARY NOTES TO FINANCIAL STATEMENTS

NOTE 16 - BENEFIT PLANS - (continued)

Executive supplemental retirement and severance plans – In connection with its acquisition of United and Timberline, the Bank entered into various severance, noncompete, and retirement agreements with previous executives and Board members of United and Timberline. As of December 31, 2002 and 2001, the Bank’s recorded liability pursuant to these collective agreements was $1.3 million and $1.1 million, respectively. Payments on these plans are generally made on a monthly or quarterly basis and will continue until all liabilities are paid in full in 2015. To support its obligations under these arrangements, the Bank acquired bank-owned life insurance policies which had aggregate cash surrender values of $2.9 million and $2.8 million as of December 31, 2002 and 2001, respectively. For the years ended December 31, 2002, 2001, and 2000, the Bank recognized expenses relating to these agreements of $503,000, $190,000, and $177,000, respectively.

During 2002, the Bank entered into supplemental retirement plans for key executive officers. These plans provide for retirement benefits which increase annually until each executive reaches age 65 and will be paid out over a 15-year period following the retirement of each executive. Also to support its obligations under these plans and to provide death benefits to other selected employees, the Bank acquired bank-owned life insurance with a cash surrender value of $4.6 million at December 31, 2002. As of December 31, 2002, the Bank’s liability pursuant to the supplemental retirement plans was $31,000 and, for the year ended December 31, 2002, related expenses of $31,000 were recorded.

NOTE 17 - STOCK OPTION PLAN

Under the Bank’s Stock Option Plan (the Stock Option Plan), it may grant Incentive Stock Options (ISOs) and Nonqualified Stock Options (NSOs) to key employees. The option price of ISOs is the fair market value at the date of grant, and the option price of NSOs is to be a price not less than 85% of the fair market value at the date of grant. The options generally vest over time, and all options generally expire after a period of ten years. However, the Board has the right to suspend or terminate the Stock Option Plan at any time, except with respect to the remaining options outstanding.

At December 31, 2002, 739,500 shares reserved under the Stock Option Plan were available for future grant. Activity, after giving retroactive effect for the 5% stock dividend in 2002, related to the Stock Option Plan for the years ended December 31, 2002, 2001, and 2000, was as follows:

	2002		2001		2000
	Options Outstanding	Weighted- Average Exercise Price	Options Outstanding	Weighted- Average Exercise Price	Options Outstanding	Weighted- Average Exercise Price
Balance,
beginning
of year	500,723	$ 4.44	626,413	$ 4.13	883,182	$ 3.65

Granted	116,650	$ 6.85	5,250	$ 5.01	60,421	$ 4.59
Forfeited	(29,337)	$ 4.72	(59,715)	$ 4.25	(106,478)	$ 3.33
Exercised	(170,253)	$ 2.34	(71,226)	$ 1.99	(210,712)	$ 2.60

Balance,
end of
year	417,783	$ 5.94	500,722	$ 4.44	626,413	$ 4.13

PREMIERWEST BANCORP AND SUBSIDIARY NOTES TO FINANCIAL STATEMENTS

NOTE 17 - STOCK OPTION PLAN - (continued)

Information regarding the number, weighted-average exercise price, and weighted-average remaining contractual life of options by range of exercise price at December 31, 2002, is as follows:

	Options Outstanding			Exercisable Options
Exercise Price Range	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Number of Options	Weighted- Average Exercise Price
$0 - $1.00	36,927	$ 0.97	2.00	36,927	$ 0.97
$1.01 - $2.00	15,117	$ 1.59	4.00	15,117	$ 1.59
$2.01 - $3.00	26,076	$ 2.88	4.00	26,076	$ 2.88
$4.01 - $5.00	36,518	$ 4.53	7.00	32,383	$ 4.52
$5.01 - $6.00	21,000	$ 5.57	9.00	--	--
$6.01 - $7.00	5,248	$ 6.46	6.00	4,199	$ 6.46
$7.01 - $8.00	276,897	$ 7.33	7.15	118,688	$ 7.35

	417,783	$ 5.94	6.45	233,390	$ 5.06

NOTE 18 - COMMITMENTS AND CONTINGENCIES

Operating lease commitments – As of December 31, 2002, the Bank leased certain properties. Future minimum lease commitments are as follows (in thousands):

Years Ending December 31,	2003	$ 199
	2004	158
	2005	139
	2006	107
	2007	71
	Thereafter	1,198
		$1,872

Rental expense for all operating leases was $253,000, $350,000, and $166,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

Legal contingencies – The Bank may become a defendant in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, there are no current matters expected to have a material adverse effect on the consolidated financial condition of the Bank.

NOTE 19 - ESTIMATED FAIR VALUES OF FINANCIAL INSTRUMENTS

The following disclosures are made in accordance with the provisions of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” which requires the disclosure of fair value information about financial instruments where it is practicable to estimate that value.

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

PREMIERWEST BANCORP AND SUBSIDIARY NOTES TO FINANCIAL STATEMENTS

NOTE 19 - ESTIMATED FAIR VALUES OF FINANCIAL INSTRUMENTS - (continued)

In addition, as the Bank normally intends to hold the majority of its financial instruments until maturity, it does not expect to realize many of the estimated amounts disclosed. The disclosures also do not include estimated fair value amounts for items which are not defined as financial instruments but which have significant value. These include such off-balance-sheet items as core deposit intangibles on nonacquired deposits. The Bank does not believe that it would be practicable to estimate a representational fair value for these types of items as of December 31, 2002 and 2001.

Because SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements, any aggregation of the fair value amounts presented would not represent the underlying value of the Bank.

The estimated fair values of the Bank’s significant on-balance-sheet financial instruments at December 31, were as follows (in thousands):

	2002		2001
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$ 41,437	$ 41,437	$ 34,731	$ 34,731
Investment securities available-for-sale	$ 41,598	$ 41,598	$ 64,078	$ 64,078
Interest-bearing deposits with FHLB	$ 208	$ 208	$ 1,250	$ 1,250
FHLB stock	$ 1,696	$ 1,696	$ 1,595	$ 1,595
Loans, net	$392,274	$398,704	$352,791	$359,264

	2002		2001
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial liabilities:
Deposits	$428,337	$430,661	$430,055	$434,559
FHLB borrowings	$ 24,847	$ 25,304	$ 5,566	$ 5,774
Securities sold under agreements
to repurchase	$ 8,890	$ 8,890	$ 5,480	$ 5,480

NOTE 20 – REGULATORY MATTERS

PremierWest Bancorp and PremierWest Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on PremierWest Bancorp’s and PremierWest Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, PremierWest Bancorp and PremierWest Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. PremierWest Bancorp’s and PremierWest Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

PREMIERWEST BANCORP AND SUBSIDIARY NOTES TO FINANCIAL STATEMENTS

NOTE 20 - REGULATORY MATTERS - (continued)

Quantitative measures established by regulation to ensure capital adequacy require PremierWest Bancorp and PremierWest Bank to maintain minimum amounts and ratios (set forth in the tables below) of Tier 1 capital to average assets, and Tier 1 and total capital to risk-weighted assets (all as defined in the regulations). Management believes that as of December 31, 2002 and 2001, PremierWest Bancorp and PremierWest Bank met or exceeded all relevant capital adequacy requirements.

As of December 31, 2002, the most recent notification from the regulators categorized PremierWest Bancorp and PremierWest Bank as well capitalized under the regulatory framework for prompt correction action. To be categorized as well capitalized, PremierWest Bancorp and PremierWest Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 Leverage ratios as set forth in the table below. There are no conditions or events since the notification from the regulators that management believes would change PremierWest Bancorp’s or PremierWest Bank’s regulatory capital categorization.

	Actual		Regulatory Minimum To Be Adequately Capitalized		Regulatory Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(in thousands)
December 31, 2002
PremierWest Bancorp
Tier 1 capital (to average
assets)	$41,268	8.1%	$20,319	>4.0%	N/A	N/A
Tier 1 capital (to risk-weighted
assets)	$41,268	9.4%	$17,527	>4.0%	N/A	N/A
Total capital (to risk-weighted
assets)	$46,106	10.5%	$35,054	>8.0%	N/A	N/A

December 31, 2001
PremierWest Bancorp

Tier 1 capital (to average
assets)	$36,024	7.5%	$19,198	>4.0%	N/A	N/A
Tier 1 capital (to risk-weighted
assets	$36,024	9.1%	$15,870	>4.0%	N/A	N/A
Total capital (to risk-weighted
assets	$40,849	10.3%	$31,740	>8.0%	N/A	N/A

December 31, 2002
PremierWest Bank

Tier 1 capital (to average
assets)	$40,438	8.0%	$20,312	>4.0%	$ 25,390	>5.0%
Tier 1 capital (to risk- weighted
assets)	$40,438	9.2%	$17,513	>4.0%	$ 26,269	>6.0%
Total capital (to risk-weighted
assets)	$45,276	10.3%	$35,025	>8.0%	$ 43,782	>10.0%

PREMIERWEST BANCORP AND SUBSIDIARY NOTES TO FINANCIAL STATEMENTS

NOTE 20 - REGULATORY MATTERS - (continued)

	Actual		Regulatory Minimum To Be Adequately Capitalized		Regulatory Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(in thousands)
December 31, 2001
PremierWest Bank
Tier 1 capital (to average
assets)	$35,093	7.3%	$19,153	>4.0%	$23,942	>5.0%
Tier 1 capital (to risk-weighted
assets)	$35,093	8.9%	$15,834	>4.0%	$23,750	>6.0%
Total capital (to risk- weighted
assets)	$39,918	10.1%	$31,667	>8.0%	$39,584	>10.0%

NOTE 21 - PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for PremierWest Bancorp (parent company only) is presented as follows (in thousands):

	December 31,
	2002	2001
ASSETS
Cash and cash equivalents	$ 500	$ 921
Investment in subsidiary	48,342	42,753
Premises and equipment	--	23
Other assets	357	173

Total assets	$49,199	$43,870

LIABILITIES
ESOP notes payable	$ 16	$ 162
Other liabilities	11	14

Total liabilities	27	176
SHAREHOLDERS' EQUITY	49,172	43,694

Total liabilities and shareholders' equity	$49,199	$43,870

PREMIERWEST BANCORP AND SUBSIDIARY NOTES TO FINANCIAL STATEMENTS

NOTE 21 - PARENT COMPANY FINANCIAL INFORMATION - (continued)

CONDENSED STATEMENTS OF INCOME
	Years Ended December 31,
	2002	2001	2000
Operating income	$ 52	$ 197	$ 250
Operating expense	154	189	643

Income (loss) before credit (provision)
for income taxes, and equity in
undistributed net earnings of
subsidiary	(102)	8	(393)
Credit (provision) for income taxes	--	(3)	151

Income (loss) before dividends from
subsidiary, and equity in undistri-
buted net earnings of subsidiary	(102)	5	(242)
Equity in undistributed net earnings of
subsidiary	4,406	2,035	2,046

Net income	$ 4,304	$ 2,040	$ 1,804

CONDENSED STATEMENTS OF CASH FLOWS
	Years Ended December 31,
	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 4,304	$ 2,040	$ 1,804
Adjustments to reconcile net income to
net cash from operating activities:
Depreciation and amortization	--	26	28
Equity in undistributed net earnings of
subsidiary	(4,406)	(2,035)	(2,046)
Income tax benefit of stock options exercised	192	71	97
Other, net	(937)	107	584

Net cash from operating activities	(847)	209	467

PREMIERWEST BANCORP AND SUBSIDIARY NOTES TO FINANCIAL STATEMENTS

NOTE 21 - PARENT COMPANY FINANCIAL INFORMATION - (continued)

CONDENSED STATEMENTS OF CASH FLOWS
	Years Ended December 31,
	2002	2001	2000
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of premises and equipment, net	$ --	$ --	$(278)

Net cash from investing activities	--	--	(278)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on ESOP notes payable	(146)	(221)	(221)
Proceeds from stock options exercised	572	119	593

Net cash from financing activities	426	(102)	372

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	(421)	107	561
CASH AND CASH EQUIVALENTS,
beginning of year	921	814	253

CASH AND CASH EQUIVALENTS,
end of year	$ 500	$ 921	$ 814

