Form 10-Q
period 2003-03-31
PREMIERWEST BANCORP
filed 2003-05-09
CIK 1102287

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

/X/	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

OR

/ /	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________________ to _______________________

Commission File Number 333-96209

PREMIERWEST BANCORP
(Exact name of registrant as specified in its charter)

OREGON (State of Incorporation)	93-1282171 (I.R.S. Employer Identification Number)

503 Airport Road
P.O. Box 40
Medford, Oregon 97504
(Address of principal executive offices)
(Zip Code)

(541) 618-6003
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     /X/       No     /  /

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes     /X/       No     /  /

The number of shares outstanding of the registrant’s common stock, as of May 6, 2003 was 11,567,559.

Disclosure Regarding Forward-Looking Statements

This report includes forward-looking statements within the meaning of the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on the beliefs of the Company’s management and on assumptions made by and information currently available to management. All statements other than statements of historical fact, regarding the Company’s financial position, business strategy and plans and objectives of management for future operations of the Company are forward-looking statements. When used herein, the words “anticipate,” “believe,” “estimate,” “expect,” and “intend” and words or phrases of similar meaning, as they relate to the Company or management, are intended to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to (i) projections of revenues, income or expenses, earnings per share, capital expenditures, dividends, capital structure and other financial items, (ii) statements of the plans and objectives of the Company or its management, or Board of Directors, including the introduction of new products or services, plans for expansion, acquisitions or future growth, or estimates or predictions of actions by customers, vendors, competitors or regulatory authorities, (iii) statements of future economic performance, and (iv) statements of assumptions underlying other statements about the Company and its business. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Forward-looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those indicated by the forward-looking statements. These risks and uncertainties include the Company’s ability to maintain or expand its market share, net interest margins, or implement its marketing and growth strategies. Further, actual results may be affected by the Company’s ability to compete on price and other factors with other financial institutions; customer acceptance of new products and services; general trends in the banking industry; and, the regulatory environment, as they relate to the Company’s cost of funds and returns on assets. In addition, there are risks inherent in the banking industry relating to collectibility of loans and changes in interest rates. The reader is advised that this list of risks is not exhaustive and should not be construed as any prediction by the Company as to which risks would cause actual results to differ materially from those indicated by the forward-looking statements.

Form 10-Q
Table of Contents

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PREMIERWEST BANCORP AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in 000's)

ASSETS

	(Unaudited) March 31, 2003	(Audited) December 31, 2002
Cash and cash equivalents:
Cash and due from banks	$ 17,777	$ 28,952
Federal funds sold	41,790	12,485
Total cash and cash equivalents	59,567	41,437
Investment securities available-for-sale, at fair market value	38,399	41,598
Interest-bearing deposits with Federal Home Loan Bank	101	208
Federal Home Loan Bank stock	1,724	1,696
Loans, net of allowance for loan losses and deferred loan fees	391,578	392,274
Premises and equipment, net of accumulated depreciation
and amortization	18,519	18,725
Goodwill, net of amortization	6,633	6,633
Accrued interest and other assets	12,953	12,513
TOTAL ASSETS	$529,474	$515,084

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES Deposits:
Demand	$ 96,635	$ 91,611
Interest-bearing demand and savings	199,450	195,750
Time	145,059	140,976
Total deposits	441,144	428,337
Federal Home Loan Bank borrowings	24,566	24,847
Securities sold under agreements to repurchase	8,463	8,890
ESOP notes payable	--	16
Accrued interest and other liablities	4,846	3,822
Total liabilities	479,019	465,912
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Common stock - no par value; 20,000,000 shares authorized;
and 11,567,559 and 11,567,559 shares issued and outstanding
in 2003 and 2002, respectively	33,879	33,875
Retained earnings	16,020	14,772
Unearned ESOP compensation	--	(16)
Accumulated other comprehensive income, net of taxes	556	541
Total shareholders' equity	50,455	49,172
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$529,474	$ 515,084

See accompanying notes

PREMIERWEST BANCORP AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in 000's, Except for Earnings per Share Data)
(Unaudited)

	For the Three Months Ended March 31,
	2003	2002
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$7,333	$7,299
Taxable interest on investment securities	203	602
Nontaxable interest on investment securities	163	174
Interest on federal funds sold	81	51
Federal Home Loan Bank stock and other
dividends	70	24
Total interest and dividend income	7,850	8,150
INTEREST EXPENSE
Deposits:
Interest-bearing demand and savings	436	608
Time	1,084	1,748
Federal funds purchased and securities sold under
agreements to repurchase	22	21
Federal Home Loan Bank borrowings and ESOP
notes payable	208	81
Total interest expense	1,750	2,458
NET INTEREST INCOME	6,100	5,692
LOAN LOSS PROVISION	300	292
Net interest income after loan loss provision	5,800	5,400
NONINTEREST INCOME
Service charges on deposit accounts	401	364
Mortgage loan brokerage and other fees	454	458
Investment brokerage and annuity fees	173	105
Other commissions and fees	196	164
Gains on sales of investment securities, net	15	145
Other noninterest income	117	42
Total noninterest income	1,356	1,278
NONINTEREST EXPENSE
Salaries and employee benefits	3,112	3,151
Net occupancy and equipment	1,031	985
Communications	236	296
Professional fees	124	174
Advertising	126	78
Other	650	610
Total noninterest expense	5,279	5,294
INCOME BEFORE PROVISION FOR INCOME TAXES	1,877	1,384
PROVISION FOR INCOME TAXES	629	477
NET INCOME	$1,248	$ 907
Earnings per common share:
Basic	$ 0.11	$ 0.08
Diluted	$ 0.11	$ 0.08

See accompanying notes

PREMIERWEST BANCORP AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollars in 000's)
(Unaudited)

	Number of Shares	Common Stock	Retained Earnings	Unearned ESOP Compensation	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity	Comprehensive Income
	(in thousands, except share amounts)
BALANCE, JANUARY 1, 2002	11,403,251	$ 29,480	$ 14,008	$(162)	$368	$43,694
Comprehensive income:
Net income			907			907	$ 907
Unrealized loss
on investment securities
available-for-sale of $104
(net of taxes of $67)					(104)	(104)	(104)
Reclassifiecation adjustment
for net gains on sales of
investment securities
available-for-sale included in
net income of $90 (net of
taxes of $55)					(90)	(90)	(90)
Comprehensive income							$ 713
ESOP compensation expense		27		71		98
Tax benefit of stock options exercised		148				148
Stock options exercised	109,607	215				215
BALANCE, MARCH 31, 2002	11,512,858	$ 29,870	$ 14,915	$(91)	$174	$44,868
BALANCE - JANUARY 1, 2003	11,567,559	$ 33,875	$ 14,772	$(16)	$541	$49,172
Comprehensive income:
Net income			1,248			1,248	$ 1,248
Unrealized gain
on investment securities
available-for-sale of $24
(net of taxes of $9)					24	24	24
Reclassifiecation adjustment
for net gains on sales of
investment securities
available-for-sale included in
net income of $9 (net of
taxes of $6)					(9)	(9)	(9)
Comprehensive income							$ 1,263
ESOP compensation expense		4		16		20
BALANCE - MARCH 31, 2003	11,567,559	$ 33,879	$ 16,020	$ --	$556	$50,455

See accompanying notes

PREMIERWEST BANCORP AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in 000's)
(Unaudited)

	For the Three Months Ended March 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 1,248	$ 907
Adjustments to reconcile net income to net cash
from operating activities:
Depreciation and amortization	469	495
Amortization of premiums
on investment securities, net	--	16
Dividends on Federal Home Loan Bank stock	(28)	(24)
Net securities gains	(15)	(145)
Net gain on sale of property	(15)	(41)
Loan loss provision	300	292
Recognition of deferred compensation relating to ESOP	20	98
Decrease (increase) in accrued interest and other assets	120	(634)
Increase in accrued interest and other liabilities	1,024	98
Net cash from operating activities	3,123	1,062
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available-for-sale	(4,990)	(7,056)
Proceeds from sales of investment securities available-for-sale	1,024	6,334
Proceeds from calls and maturities of investment
securities available-for-sale	7,204	3,991
Decrease in deposit with FHLB	107	--
Loan originations, net	(173)	(8,890)
Proceeds from sale of premises and equipment	17	--
Purchase of premises and equipment	(265)	(789)
Net cash from investing activities	2,924	(6,410)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) increase in deposits	12,807	(1,889)
Net (repayments) borrowings	(724)	1,472
Proceeds from exercise of stock options	--	215
Net cash from financing activities	12,083	(202)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	18,130	(5,550)
CASH AND CASH EQUIVALENTS - BEGINNING OF THE PERIOD	41,437	34,731
CASH AND CASH EQUIVALENTS - END OF THE PERIOD	$ 59,567	$ 29,181

See accompanying notes

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

March 31, 2003

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization — The accompanying condensed consolidated financial statements include the accounts of PremierWest Bancorp and its wholly-owned subsidiary, PremierWest Bank (collectively, “PremierWest”, “the Company” or “the Bank”). PremierWest Bank’s wholly-owned subsidiaries include PremierWest Investment Services, Inc., Premier Finance Company, and Blue Star Properties, Inc. The consolidated financial statements also reflect the Bank’s acquisition in April 2001 of Timberline Bancshares, Inc., which was accounted for by the purchase method, and its acquisition in May 2000 of United Bancorp, which was accounted for by the pooling-of-interests method of accounting.

The Bank conducts a general banking business operating primarily in Jackson, Josephine, Douglas, and Klamath counties of southern Oregon, and Siskiyou and Shasta counties of northern California. Its activities include the usual lending and deposit functions of a commercial bank — commercial, real estate, installment, and mortgage loans; checking, time deposit, and savings accounts; mortgage loan brokerage services; and automated teller machines (ATMs) and safe deposit facilities

Basis of presentation — The condensed consolidated financial statements include the accounts of PremierWest Bancorp and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The interim condensed consolidated financial statements are not audited, but include all adjustments that management considers necessary for a fair presentation of the results of operations for such interim periods.

The balance sheet data as of December 31, 2002 was derived from audited financial statements and does not include all disclosures contained in the 2002 Annual Report to Shareholders. The interim condensed consolidated financial statements should be read in conjunction with the Company’s 2002 consolidated financial statements, including the notes thereto, included in the 2002 Annual Report to Shareholders. The reader should keep in mind that the results of operations for the interim periods shown in the accompanying condensed consolidated financial statements are not necessarily indicative of results for any future interim periods or the entire fiscal year.

Method of accounting and use of estimates — The Bank prepares its condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. The Bank utilizes the accrual method of accounting, which recognizes income when earned and expenses when incurred.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Critical Accounting Policies — Various elements of the Company’s accounting policies are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, management has identified certain policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of our consolidated financial statements. These policies relate primarily to the determination of our allowance for loan losses and the valuation of goodwill.

There are other complex accounting standards that require the Company to employ significant judgment in interpreting and applying certain of the principles prescribed by those standards. These judgments include the determination of whether a financial instrument or other contract meets the definition of a derivative and qualifies for accounting in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”. These judgments also include significant estimates and assumptions necessary to determine the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123.” These policies and judgments, estimates and assumptions are described in greater detail in the Notes to the consolidated financial statements included in the Company’s 2002 Annual Report on Form 10-K. We believe that the judgments and estimates and assumptions used in the preparation of our consolidated financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of our consolidated financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition.

Stock dividends — On April 18, 2002, the Company declared a 5% stock dividend payable on June 21, 2002 to its shareholders of record June 1, 2002. On March 27, 2003, the Company declared a 5% stock dividend payable on June 20, 2003 to its shareholders of record May 30, 2003. Share and per share data for 2002 in the accompanying condensed consolidated financial statements have been retroactively restated to reflect the stock dividend.

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

March 31, 2003

NOTE 2 - INVESTMENT SECURITIES AVAILABLE-FOR-SALE

Investment securities available-for-sale at March 31, 2003 and December 31, 2002 consisted of the following:

	2003
(Dollars in 000's)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
U.S. agency securities	$16,978	$166	$ --	$17,144
Mortgage-backed securities
and collateralized mortgage obligations	792	22	(1)	813
Obligations of states and
political subdivisions	15,450	709	--	16,159
Corporate bonds	3,963	40	(35)	3,968
Other securities	315	--	--	315
Total	$37,498	$937	$(36)	$38,399
	2002
(Dollars in 000's)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
U.S. government and agency securities	$18,431	$227	$ --	$18,658
Mortgage-backed securities
and collateralized mortgage obligations	1,875	39	(1)	1,913
Obligations of states and
political subdivisions	16,120	588	--	16,708
Corporate bonds	3,964	31	(7)	3,988
Other securities	331	--	--	331
Total	$40,721	$885	$(8)	$41,598

At March 31, 2003, essentially all investment securities available-for-sale were pledged to secure public deposits, certain nonpublic deposits, and borrowings.

NOTE 3 - LOANS, NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

Loans as of March 31, 2003 and December 31, 2002 consisted of the following:

(Dollars in 000's)	2003	2002
Real estate-commercial	$259,832	$255,172
Real estate-construction	46,027	47,221
Real estate-residential	3,503	3,925
Commercial	45,508	46,797
Agricultural	6,743	7,410
Consumer	32,977	34,648
Other	3,300	3,177
	397,890	398,350
Less:
Allowance for loan losses	5,070	4,838
Deferred loan fees	1,242	1,238
	6,312	6,076
Loans, net	$391,578	$392,274

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

March 31, 2003

Transactions in the allowance for loan losses for the three months ended March 31, 2003 and March 31, 2002 were as follows:

(Dollars in 000's)	2003	2002
BALANCE, beginning of the period	$ 4,838	$ 4,825
Loans charged-off	(81)	(19)
Loan recoveries	13	44
Loan loss provision	300	292
BALANCE, end of the period	$ 5,070	$ 5,142

The following table summarizes non-performing assets as of March 31, 2003 and December 31, 2002:

(Dollars in 000's)	2003	2002
Loans on non-accrual status	$2,571	$3,410
Loans past due greater than 90 days but
not on non-accrual status	173	59
Total non-performing loans	2,744	3,469
Other real estate owned	655	85
Total non-performing assets	$3,399	$3,554
Percentage of non-performing loans to total loans	0.69%	0.87%
Percentage of non-performing assets to total assets	0.64%	0.69%

NOTE 4 - LINE OF CREDIT AND OTHER BORROWINGS

The Company has a line of credit available with Federal Home Loan Bank of Seattle (FHLB) for up to approximately $79 million as of March 31, 2003. This line of credit is secured by loans and securities, including restricted FHLB stock owned by the Company, and is limited to 15% of the Bank's total assets. Interest and principal payments are due monthly on any outstanding borrowings. As of March 31, 2003 and December 31, 2002, the Company had no draws on short-term advances from the FHLB under the line of credit. The Company has borrowed long-term funds from the FHLB against this line of credit, aggregating approximately $24.6 million and $24.8 million as of March 31, 2003 and December 31, 2002, respectively. As of March 31, 2003, $20.0 million is due July 23, 2004, $3.3 million is due August 28, 2008, and the remaining $1.3 million is due at various times through February 2014. The Company is making monthly principal payments of approximately $53,000 plus interest at rates of 2.81% to 7.63%, with a weighted average interest rate of 3.4% at March 31, 2003.

Borrowings of approximately $8.5 million and $8.9 million at March 31, 2003 and December 31, 2002, relate to repurchase agreements used for customer overnight sweep accounts. The cost of these funds as of March 31, 2003 is at an average annual rate of interest of approximately 1.05%. Certain investment securities, as required, have been pledged as collateral to fully secure the long-term debt and the repurchase agreements.

Additionally, as of March 31, 2003 the Company has approximately $20 million in available borrowings through lines of credit with certain correspondent banks and through the Federal Reserve Bank's discount window. No balances were outstanding as of March 31, 2003 and December 31, 2002.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve various levels and elements of credit and interest rate risk in excess of the amount recognized in the accompanying condensed consolidated financial statements. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. As of March 31, 2003, the Company has $69.5 million of commitments to extend credit to customers and $5.4 million of standby letters of credit.

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

March 31, 2003

In the ordinary course of business, the Bank may become involved in various litigation arising from normal banking activities. In the opinion of management, the ultimate disposition of current actions will not have a material adverse effect on the Bank’s consolidated financial position or results of operations.

NOTE 6 — EARNINGS PER SHARE

The Company’s basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period, retroactively adjusted for all stock dividends. The Company’s diluted earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding plus dilutive common shares related to stock options, retroactively adjusted for all stock dividends.

Three-months ended March 31:	2003	2002
Weighted average number of common shares:
Basic earnings per common share	11,567,559	11,447,000
Diluted earnings common per share	11,617,014	11,536,000

NOTE 7 — STOCK OPTIONS

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plans. SFAS No. 123, “Accounting for Stock-Based Compensation,” requires companies, such as the Bank, that use the intrinsic value method to account for employee stock options, to provide pro forma disclosures of the net income and earnings per share effect of applying the fair value-based method of accounting for stock options.

There were no stock options granted in the first quarter of 2003. The effect of applying the fair value-based method to stock options granted for the three month period ended March 31, 2002 resulted in an estimated weighted-average grant date fair value of $1.38. Had compensation cost been determined consistent with SFAS No. 123, its effect on net income and earnings per common share, and diluted earnings per common share for the three month period ended March 31, 2002 would not have been significant to the reported results of operations.

NOTE 8 — RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure —an Amendment of FASB Statement No. 123.” This statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement FASB No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Bank’s management intends to continue using the intrinsic value method for stock-based employee compensation arrangements and, therefore, does not expect that the application provisions of this statement will have a material impact on the Bank’s consolidated financial statements.

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

March 31, 2003

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

HIGHLIGHTS

As discussed in the following sections, for the quarter ended March 31, 2003, the Company earned $1,248,000, an increase of 37.6% compared to $907,000 in net income for the quarter ended March 31, 2002. The increase in net income for the first quarter of 2003 is due to an increase of $400,000 in net interest income after the provision for loan losses, an increase of $78,000 in non-interest income and a $15,000 decrease in non-interest expense, offset by an increase of $152,000 in the provision for income taxes. Our diluted earnings per share were $0.11 and $0.08 for the quarters ended March 31, 2003 and 2002, respectively. Return on average shareholders equity was 10.11% and return on average assets was 0.98% for the quarter ended March 31, 2003. This compared with a return on average shareholders’ equity of 8.28% and a return on average assets of 0.76% for the quarter ended March 31, 2002.

At March 31, 2003 and December 31, 2002, gross loans totaled $397.8 and $398.4 million, respectively, which, although resulting in no significant growth during the quarter ended March 31, 2003, represents an 8.3% increase over gross loans at March 31, 2002 of $367.3 million. The lack of growth in loans in the first quarter of 2003 was attributable to several large pay-offs and refinancings that offset new loans booked for the first three months of 2003 and which were the result of a continuing competitive market for loans during a very low interest rate environment. Deposits were $441.1 million at March 31, 2003 compared to $428.3 million at December 31, 2002 and $428.2 million at March 31, 2002, representing a 3.0% increase. The increase in deposits is attributed to the Company’s continued emphasis on improving its core deposit base and offering attractive deposit products to its customers.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

The Company had net income of $1,248,000 for the three months ended March 31, 2003, which was an increase of $341,000 (or 37.6%) compared to the same period in 2002. The greatest contribution to improved net income came from a decrease of $708,000 in interest expense which was offset by a decrease in interest income of approximately $300,000. The following table presents information regarding yields on interest-earning assets, rates paid on interest-bearing liabilities, net interest spreads, net yields on average interest-earning assets, returns on average assets and returns on average equity for the periods indicated.

(Dollars in 000's) Analysis for the three-month period ended March 31:	2003	2002	Increase (Decrease)	% Change
Average interest-earning assets	$ 465,709	$ 436,515	$29,194	6.7%
Average interest-bearing liabilities	373,885	360,072	13,813	3.8%
Average total assets	517,904	485,411	32,493	6.7%
Average equity	50,067	44,425	5,642	12.7%
Average yield earned (1)	6.91%	7.66%	-0.75%	-9.8%
Average rate paid	1.53%	2.27%	-0.74%	-32.6%
Net interest spread	5.38%	5.39%	-0.01%	-0.2%
Net interest income to average
interest-earning assets	5.31%	5.29%	0.02%	0.4%
Return on average assets	0.98%	0.76%	0.22%	28.6%
Return on average equity	10.11%	8.28%	1.83%	22.1%
Efficiency ratio (2)	70.81%	75.95%	-5.14%	-6.8%

(1) Tax equivalent at a 34% rate.
(2) Non-interest expense divided by net interest income plus non-interest income.

NET INTEREST INCOME — Net interest income before the loan loss provision increased $408,000 for the three-month period ended March 31, 2003 over the same period in 2002. The increase was mainly due to a decrease in interest expense of $708,000, focused in the area of time deposits. This decrease in interest expense is the direct result of management’s decision to reduce the Bank’s concentration in higher priced time certificate accounts. This was offset by a decrease in interest income of $300,000. This decrease in interest income is primarily attributable to a $400,000 decrease in taxable interest on investment securities. The Company’s volume of interest-earning investments decreased approximately $23.6 million during the three months ended March 31, 2003 as compared to the corresponding period in 2002, mainly in the category of U.S. agency securities. This is the result of higher rate interest-bearing securities being called prior to maturity. The decrease in interest income on taxable investments was offset by modest increases in interest income on other interest-earning assets. Net loans increased approximately $30.2 million from March 31, 2002 to March 31, 2003 which led to an increase in loan interest income of approximately $34,000 for the first three months of 2003 compared to 2002. Also, interest income on federal funds sold increased approximately $30,000 in 2003 compared to 2002 as the balance in federal funds sold increased from $9.3 million at March 31, 2002 to $41.8 million at March 31, 2003. Overall, the Company’s average interest-earning assets increased approximately $29.2 million in the first three months of 2003 over 2002 and average interest-bearing liabilities increased approximately $13.8 million. As a result, the Company’s interest rate margin, net interest income to average interest-earning assets, increased 2 basis points for the first three months of 2003 compared to 2002.

LOAN LOSS PROVISION — The loan loss provision for the three-month period ended March 31, 2003 was $300,000 compared to $292,000 for the three-month period ended March 31, 2002. The Company had net charge-offs of $68,000 during the three-month period ended March 31, 2003 compared to net recoveries of $25,000 for the corresponding period in 2002.

NONINTEREST INCOME — Noninterest income increased 6.1% to $1.4 million for the three months ended March 31, 2003, as compared to $1.3 million for the same period in 2002. Of this increase, $68,000 relates to investment services, $37,000 relates to account service fees, $32,000 relates to other commissions and fees and $75,000 relates to other noninterest income including an increase in the cash surrender value of life insurance and gains on sales of fixed assets. These increases were offset by a decrease of $130,000 in gains on sales of investment securities.

NONINTEREST EXPENSE — Noninterest expense decreased $15,000 for the three months ended March 31, 2003 as compared to the corresponding period in 2002. A portion of this decrease occurred in salaries and employee benefits which decreased $39,000. This decrease was due to one-time severance costs and increases in commissions paid and employee benefit expenses that were incurred during the three months ended March 31, 2002. Occupancy and equipment expenses increased a total of $46,000 for the three months ended March 31, 2003, as compared to the same period in 2002. This increase was attributed to depreciation and other building charges resulting from the operation of new branch and office facilities. Other non-interest expense increased by $40,000 due to start-up costs involved in opening a new branch and an increase in the number of branches in operation in 2003 compared to 2002. Also, advertising costs increased $48,000 as the company promoted new deposit products and increased local media advertising. These increases were offset by decreases in communication expenses of $60,000 and $50,000 in professional fees.

EFFICIENCY RATIO — The Company’s efficiency ratio was 70.81% during the first quarter 2003 compared to 75.95% for the first quarter of 2002. The improvement resulted primarily from increased net interest margins as the decline in interest income was much less than that of deposit interest expense. Also contributing to the improvement in the efficiency ratio were decreased employee costs combined with asset growth and decreased legal fees as the quality of the Company’s credit portfolio improved. This ratio, however, does not reflect the benefits of several tax sensitive items. The tax equivalent efficiency ratio, adjusted for the effective tax rate on interest earned on municipal bond securities, tax free loan interest income, tax credits earned on equipment leases and income earned on the increase in the cash surrender value of life insurance, which is nontaxable, was 68.97% for the first quarter of 2003 compared to 74.32% for the first quarter of 2002.

FINANCIAL CONDITION — Total assets of $529.5 million at March 31, 2003 increased 2.8% over total assets as of December 31, 2002. This increase in total assets was mainly in the area of federal funds sold as both loans and the balance of investment securities decreased. Federal funds sold increased to $41.8 million at March 31, 2003 from $12.5 million at December 31, 2002 as management sought out short-term investments rather than long-term investments in the current interest-rate environment. The additional liquidity was generated from increased deposits and from the sales and calls of available-for-sale investment securities. Investments decreased 7.7% as higher interest-earning securities were called or matured and management decided against replacing them with long-term investments.

Net loans accounted for 73.9% of total assets at March 31, 2003 compared to 76.2% at December 31, 2002. As of March 31, 2003, the allowance for loan losses increased to $5.1 million from $4.8 million at December 31, 2002. The increase in the allowance for loan losses is primarily related to specific and inherent losses in the loan portfolio. The Company’s ratio of allowance for loan losses to total loans was 1.3% at March 31, 2003, compared to 1.2% at December 31, 2002. Non-performing assets (defined as loans on non-accrual status, loans 90 days or more past due and other real estate owned) either specifically reserved or adequately collateralized were $3.4 million and $3.5 million at March 31, 2003 and December 31, 2002, respectively.

Deposits increased to $441.1 million at March 31, 2003 resulting in a loan-to-deposit ratio of 88.8% compared to 91.6% as of December 31, 2002. Management continues to concentrate on reducing the number of higher-priced time certificate accounts and replacing them with noninterest-bearing demand accounts. The percentage of noninterest-bearing deposits to total deposits increased to 21.9% at March 31, 2003 compared to 21.4% at December 31, 2002.

The table below sets forth certain summary balance sheet information for March 31, 2003 and December 31, 2002.

	March 31	December 31	Increase (Decrease)
(Dollars in 000's)	2003	2002	3/31/03 - 12/31/02
ASSETS
Federal funds sold	41,790	12,485	29,305	234.7%
Investments	38,399	41,598	(3,199)	(7.7)%
Federal Home Loan Bank
deposits and stock	1,724	1,696	28	1.7%
Loans, net	391,578	392,274	(696)	(0.2)%
Other assets (1)	55,983	67,031	(11,048)	(16.5)%
Total assets	$529,474	$515,084	$ 14,390	2.8%
LIABILITIES
Noninterest-bearing
deposits	96,635	91,611	5,024	5.5%
Interest-bearing
deposits	344,509	336,726	7,783	2.3%
Total deposits	441,144	428,337	12,807	3.0%
Other liabilities (2)	37,875	37,575	300	0.8%
Total liabilities	479,019	465,912	13,107	2.8%
SHAREHOLDERS'
EQUITY	50,455	49,172	1,283	2.6%
Total liabilities
and share-
holder's equity	$529,474	$515,084	$ 14,390	2.8%

(1) Includes cash and due from banks, property and equipment, goodwill, and accrued interest receivable
(2) Includes borrowings, repurchase agreements, accrued interest payable and other liabilities.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY — Liquidity enables the Company to fund loan commitments and meet customer withdrawals of deposits. The Company maintains its liquidity position through maintenance of cash resources and the stability of its core deposit base. Liquidity increased slightly during the quarter ended March 31, 2003. Excess cash was invested on a short-term basis into federal funds sold and interest-earning deposits with the FHLB. As of March 31, 2003, the Company had $41.8 million in federal funds sold.

A further source of liquidity is the Company’s ability to borrow funds by maintaining a secured line-of-credit with the FHLB of up to 15% of the Bank’s total assets. As of March 31, 2003, $24.6 million had been advanced in long-term borrowings from the FHLB against the Company’s credit line. Other borrowings of approximately $8.5 million relate to repurchase agreements for customer overnight sweep accounts. The average cost of these two borrowings was approximately 2.78% for the first quarter of 2003 compared to 3.43% for the same period in 2002. The Company also has established secured credit lines of approximately $20 million through certain correspondent banks and the discount window with the Federal Reserve Bank of San Francisco.

At March 31, 2003, the Company had approximately $69.5 million in outstanding commitments to extend credit for newly approved loans and construction projects. Under the terms of construction project commitments, completion of specified project benchmarks must be certified before funds may be drawn. In addition, it is anticipated that a portion of these commitments will expire or terminate without funding. Management believes that the Company’s available resources will be sufficient to fund these commitments in the normal course of business.

CAPITAL RESOURCES — Federal regulators require the measurement of various capital ratios, including risk-based capital measurements. Risk-weighted ratios require an analysis that weights balance sheet and off-balance sheet items for their inherent risk. It requires minimum standards for risk-based capital-by-capital tier. As a minimum requirement, the total risk-based capital ratio should be at least 8.00%, the Tier 1 capital ratio should be at least 4.00%, and the leverage capital ratio should be at least 4.00%. At March 31, 2003, the Company’s regulatory capital ratios were as follows: total risk-based capital ratio of 10.66%, Tier 1 capital ratio of 9.52%, and a leverage capital ratio of 8.35%. If the Company achieved only minimum regulatory capital levels, further growth could be restricted to the level attainable through generation and retention of net income or the Company may find it necessary to seek additional capital from outside sources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates. The Company’s market risk arises principally from interest rate risk in its lending, deposit and borrowing activities. The Company is experiencing a positive response to its interest rate management through a reduction in cost of deposits as noninterest-bearing deposits increase and certificates of deposits with higher interest rates run off. Management actively monitors and manages its interest rate risk exposure. Although the Company manages other risks, such as credit quality and liquidity risk, in the normal course of business, management considers interest rate risk to be a significant market risk, which could have the largest material effect on the Company’s financial condition and results of operations. Other types of market risks, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company’s business activities. The Company did not experience a significant change in market risk at March 31, 2003 as compared to December 31, 2002.

As stated in the annual report on Form 10-K for 2002, the Company attempts to monitor interest rate risk from the perspective of changes in the economic value of equity, also referred to as net portfolio value (NPV), and changes in net interest income. Changes to the NPV and net interest income are simulated using instant and permanent rate shocks of plus and minus 200 basis points, in increments of 50 basis points. It is the Company’s policy to manage interest rate risk to maximize long-term profitability under the range of likely interest-rate scenarios. For additional information, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” referenced in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS — In the normal course of business, PremierWest is from time to time a party to various legal actions. Generally, these actions, if decided adversely to PremierWest, would not have a material adverse impact on our business, financial condition or results of operations except as set forth below:

Bernard J. Woodward, et al vs. Bank of Southern Oregon (nka PremierWest Bank), Black Oak Construction, Inc., et al; Jackson County Circuit Court, Oregon filed March 1, 2001.

This matter involves a claim by the plaintiff alleging that the Bank deposited checks payable to the plaintiff and Black Oak Construction, a Bank customer in the amount of $930,840, without plaintiff’s consent. Plaintiff is seeking return of the proceeds, interest and costs and has indicated intent to seek punitive damages. The Bank has denied liability and filed a counterclaim for approximately $1.16 million for losses incurred on other loans to Black Oak Construction. The dispute involves the right of the Bank to deposit the proceeds of checks payable to the plaintiff and Black Oak Construction to repay certain outstanding loans to Black Oak Construction in connection with a joint construction project between the plaintiff and Black Oak Construction. The Bank’s counterclaim alleges the plaintiff intentionally caused Black Oak Construction to under bid other construction contracts. Discovery in the case is not yet completed. No trial date has been set. Management believes its actions were proper; however a favorable outcome in the litigation cannot be assured.

Bank of Southern Oregon (nka PremierWest Bank) vs. Barry Fronek, Stanley Kelly, et al; Jackson County Circuit Court, Oregon filed in 1998; on Appeal to the Court of Appeals, State of Oregon.

The Bank brought suit against the defendant borrowers and guarantors for collection of a loan owing to the Bank. After a trial in 2001, the Bank was awarded an amount of $1,200,000 plus interest and attorney fees. When the Bank’s borrowers failed to pay the loan, defendant Stanley Kelly, as guarantor, paid the total judgment in the amount of $1,475,000 but has appealed the judgment as it applied to him arguing, among other things, that his guaranty was obtained by the Bank fraudulently. Management believes the judgment will be confirmed although no assurances can be given that the appellate court will uphold the decision of the trial court judge.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of securities holders of PremierWest during the quarter ended March 31, 2003.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

3.1	Articles of Incorporation of PremierWest Bancorp*

3.2	Bylaws of PremierWest Bancorp*

4.1	Stock Certificate*

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Incorporated by reference to the registration statement on Form S-4 filed with the commission on February 4, 2000, and all amendments thereto (commission file no. 333-96209).

(b)	Reports on Form 8K

A Form 8-K reporting the release of earnings for the first quarter of 2003 under Item 9, was filed with the Securities and Exchange Commission on April 16, 2003

CERTIFICATION

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

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)     presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 6, 2003

/s/ JOHN ANHORN
John Anhorn
President and Chief Executive Officer

CERTIFICATION

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

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)     presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 6, 2003

/s/ TOM ANDERSON
Tom Anderson
Senior Vice President & Chief Financial Officer

SIGNATURES: Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: May 6, 2003
PREMIERWEST BANCORP

/s/ JOHN L. ANHORN John L. Anhorn, President and Chief Executive Officer

/s/ TOM ANDERSON Tom Anderson, Senior Vice-President and Chief Financial Officer