Form 10-Q
period 2003-06-30
PREMIERWEST BANCORP
filed 2003-08-05
CIK 1102287

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended    June 30, 2003

OR

/  / Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the transition period from                 to

Commission File Number    000-50332

PREMIERWEST BANCORP
(Exact name of registrant as specified in its charter)

OREGON	93-1282171
(State of Incorporation)	(I.R.S. Employer Identification Number)

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

Yes /X/                No /  /

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of latest practicable date: 12,152,170 shares as of August 4, 2003.

Disclosure Regarding Forward-Looking Statements

This report includes forward-looking statements within the meaning of the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on the beliefs of the Company’s management and on assumptions made by and information currently available to management. All statements other than statements of historical fact, regarding the Company’s financial position and results of operations, business strategy and plans and objectives of management for future operations of the Company are forward-looking statements. When used herein, the words “anticipate,” “believe,” “estimate,” “expect,” and “intend” and words or phrases of similar meaning, as they relate to the Company or management, are intended to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to (i) projections of revenues, income or expenses, earnings per share, capital expenditures, dividends, capital structure and other financial items, (ii) statements of the plans and objectives of the Company or its management, or Board of Directors, including the introduction of new products or services, plans for expansion, acquisitions or future growth, or estimates or predictions of actions by customers, vendors, competitors or regulatory authorities, (iii) statements of future economic performance, and (iv) statements of assumptions underlying other statements about the Company and its business. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Forward-looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those indicated by the forward-looking statements. These risks and uncertainties include the Company’s ability to maintain or expand its market share, net interest margins, or implement its marketing and growth strategies. Further, actual results may be affected by the Company’s ability to compete on price and other factors with other financial institutions; customer acceptance of new products and services; general trends in the banking industry; and, the regulatory environment, as they relate to the Company’s cost of funds and returns on assets. In addition, there are risks inherent in the banking industry relating to collectibility of loans and changes in interest rates. The reader is advised that this list of risks is not exhaustive and should not be construed as any prediction by the Company as to which risks would cause actual results to differ materially from those indicated by the forward-looking statements.

Form 10-Q
Table of Contents

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PREMIERWEST BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in 000's)

ASSETS

	(Unaudited) June 30, 2003	(Audited) December 31, 2002
Cash and cash equivalents:
Cash and due from banks	$ 21,461	$ 28,952
Federal funds sold	43,447	12,485

Total cash and cash equivalents	64,908	41,437

Interest-bearing deposits with Federal Home Loan Bank	3,396	208
Investment securities available-for-sale, at fair market value	27,423	41,598
Federal Home Loan Bank stock	1,747	1,696
Other equity investments	20	--
Loans, net of allowance for loan losses and deferred loan fees	405,241	392,274
Premises and equipment, net of accumulated depreciation
and amortization	18,729	18,725
Goodwill, net of amortization	6,633	6,633
Accrued interest and other assets	12,751	12,513

TOTAL ASSETS	$540,848	$ 515,084

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits:
Non-interest-bearing demand	$102,684	$ 91,611
Savings and interest-bearing demand	208,484	195,750
Time	140,202	140,976

Total deposits	451,370	428,337
Federal Home Loan Bank borrowings	24,406	24,847
Securities sold under agreements to repurchase	8,026	8,890
ESOP notes payable	--	16
Accrued interest and other liabilities	4,953	3,822

Total liabilities	488,755	465,912

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Common stock - no par value; 20,000,000 shares authorized;
and 12,151,890 and 11,567,559 shares issued and outstanding
in 2003 and 2002, respectively	38,215	33,875
Retained earnings	13,230	14,772
Unearned ESOP compensation	--	(16)
Accumulated other comprehensive income	648	541

Total shareholders' equity	52,093	49,172

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$540,848	$ 515,084

See accompanying notes.

PREMIERWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in 000's, Except for Earnings per Share Data)
(UNAUDITED)

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$7,420	$ 7,329	$14,753	$ 14,628
Taxable interest on investment securities	205	491	450	1,093
Nontaxable interest on investment securities	155	176	318	350
Interest on federal funds sold	120	13	201	64
Federal Home Loan Bank stock dividends	23	24	51	48

Total interest income	7,923	8,033	15,773	16,183

INTEREST EXPENSE
Deposits:
Interest-bearing demand and savings	439	636	875	1,244
Time	1,018	1,345	2,102	3,093
Federal funds purchased and securities sold under
agreements to repurchase	23	47	45	68
Federal Home Loan Bank borrowings and ESOP
notes payable	206	79	414	160

Total interest expense	1,686	2,107	3,436	4,565

NET INTEREST INCOME	6,237	5,926	12,337	11,618
LOAN LOSS PROVISION	300	295	600	587

NET INTEREST INCOME AFTER LOAN
LOSS PROVISION	5,937	5,631	11,737	11,031

NON-INTEREST INCOME
Service charges on deposits accounts	535	397	936	761
Mortgage loan brokerage and other fees	519	410	973	868
Investment brokerage and annuity fees	199	209	372	314
Other commissions and fees	206	178	402	342
Gains on sales of investment securities, net	11	140	26	285
Other noninterest income	106	34	223	76

Total non-interest income	1,576	1,368	2,932	2,646

NON-INTEREST EXPENSE
Salaries and employee benefits	2,958	3,114	6,070	6,265
Net occupancy and equipment	1,015	1,022	2,046	2,007
Communications	284	274	520	570
Professional fees	151	215	275	389
Advertising	166	137	292	215
Other	649	564	1,299	1,174

Total non-interest expense	5,223	5,326	10,502	10,620

INCOME BEFORE PROVISION FOR INCOME TAXES
AND CUMULATIVE EFFECT OF AN
ACCOUNTING CHANGE	2,290	1,673	4,167	3,057
PROVISION FOR INCOME TAXES	769	546	1,398	1,023

NET INCOME BEFORE CUMULATIVE EFFECT
OF AN ACCOUNTING CHANGE	1,521	1,127	2,769	2,034
CUMULATIVE EFFECT OF AN ACCOUNTING
CHANGE, NET OF TAX	--	(99)	--	(99)

NET INCOME	$1,521	$ 1,028	$ 2,769	$ 1,935

See accompanying notes

PREMIERWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in 000's, Except for Earnings per Share Data)
(UNAUDITED)

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
BASIC EARNINGS PER COMMON SHARE BEFORE
CUMULATIVE EFFECT OF AN
ACCOUNTING CHANGE	$ 0.12	$ 0.09	$ 0.23	$ 0.17

DILUTED EARNINGS PER COMMON SHARE BEFORE
CUMULATIVE EFFECT OF AN
ACCOUNTING CHANGE	$ 0.12	$ 0.09	$ 0.23	$ 0.17

PER SHARE CUMULATIVE EFFECT OF AN
ACCOUNTING CHANGE, NET OF TAX	$ --	$(0.01)	$ --	$ (0.01)

BASIC EARNINGS PER COMMON SHARE AFTER
CUMULATIVE EFFECT OF AN
ACCOUNTING CHANGE	$ 0.12	$ 0.08	$ 0.23	$ 0.16

DILUTED EARNINGS PER COMMON SHARE AFTER
CUMULATIVE EFFECT OF AN
ACCOUNTING CHANGE	$ 0.12	$ 0.08	$ 0.23	$ 0.16

See accompanying notes

PREMIERWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollars in 000's)
(UNAUDITED)

	Number of shares	Common stock	Retained earnings	Unearned ESOP Compensation	Accumulated other comprehensive income	Total shareholders' equity	Comprehensive Income
	(in thousands, except share amounts)
BALANCE - JANUARY 1, 2002	10,854,732	$ 29,480	$ 14,008	$(162)	$ 368	$ 43,694
Comprehensive income:
Net income		--	1,935	--	--	1,935	$ 1,935
Unrealized loss
on investment securities
available-for-sale of $40
(net of taxes of $20)					(40)	(40)	(40)
Reclassification adjustment
for net gains on sales of
investment securities
available-for-sale included in
net income of $190 (net of
taxes of $95)		--	--	--	190	190	190

Comprehensive income							$ 2,085

Stock dividend paid (5%)	548,519	3,541	(3,541)	--	--	--
ESOP compensation expense		43	--	98	--	141
Tax benefit of stock options exercised		162	--	--	--	162
Stock options exercised	123,942	267	--	--	--	267

BALANCE - JUNE 30, 2002	11,527,193	$ 33,493	$ 12,402	$(64)	$ 518	$ 46,349

BALANCE - JANUARY 1, 2003	11,567,559	$ 33,875	$ 14,772	$(16)	$ 541	$ 49,172
Comprehensive income:
Net income		--	2,769	--	--	2,769	$ 2,769
Unrealized gains
on investment securities
available-for-sale of $124
(net of taxes of $62)		--	--	--	124	124	124
Reclassification adjustment
for net gains on sales of
investment securities
available-for-sale included in
net income of $17 (net of
taxes of $9)		--	--	--	(17)	(17)	(17)

Comprehensive income							$ 2,876

Stock dividend paid (5%)	578,200	4,311	(4,311)	--	--	--
ESOP compensation expense		5	--	16	--	21
Tax benefit of stock options exercised		10	--	--	--	10
Stock options exercised	6,131	14	--	--	--	14

BALANCE - JUNE 30, 2003	12,151,890	$ 38,215	$ 13,230	$ --	$ 648	$ 52,093

See accompanying notes

PREMIERWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in 000-s)
(UNAUDITED)

	FOR THE SIX MONTHS ENDED
	June 30, 2003	June 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 2,769	$ 1,935
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	939	984
Amortization of premiums
on investment securities, net	2	28
Dividends on Federal Home Loan Bank stock	(51)	(48)
Net securities gains	(26)	(285)
Net gain loss on sale of premises and equipment	(15)	(43)
Loan loss provision	600	587
Recognition of deferred compensation relating to ESOP	21	141
Decrease (increase) in accrued interest and other assets	278	(51)
Increase (decrease) in accrued interest and other liabilities	1,131	(459)

Net cash from operating activities	5,648	2,789

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available-for-sale	(5,989)	(7,056)
Proceeds from sales of investment securities available-for-sale	1,024	12,482
Proceeds from calls and maturities of investment
securities available-for-sale	19,335	16,602
Increase in deposits with FHLB	(3,188)	--
Increase in other investments	(20)	--
Loan originations, net	(14,137)	(26,813)
Proceeds from sale of premises and equipment	17	75
Purchase of premises and equipment	(945)	(1,248)

Net cash from investing activities	(3,903)	(5,958)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	23,033	(9,410)
Net (repayments) borrowings	(1,321)	9,125
Proceeds from exercise of stock options	14	267

Net cash from financing activities	21,726	(18)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	23,471	(3,187)
CASH AND CASH EQUIVALENTS - Beginning of the period	41,437	34,731

CASH AND CASH EQUIVALENTS - End of the period	$ 64,908	$ 31,544

See accompanying notes

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

June 30, 2003

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - The accompanying consolidated financial statements include the accounts of PremierWest Bancorp and its wholly-owned subsidiary, PremierWest Bank (collectively, "PremierWest", "the Company" or "the Bank"). PremierWest Bank's wholly-owned subsidiaries include PremierWest Investment Services, Inc., Premier Finance Company, and Blue Star Properties, Inc.

The Bank conducts a general banking business operating primarily in Jackson, Josephine, Douglas, and Klamath counties of southern Oregon, and Siskiyou and Shasta counties of northern California. Its activities include the usual lending and deposit functions of a commercial bank - commercial, real estate, installment, and mortgage loans; checking, time deposit, and savings accounts; mortgage loan brokerage services; and automated teller machines (ATMs) and safe deposit facilities.

Basis of presentation - The consolidated financial statements include the accounts of PremierWest Bancorp and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

The interim consolidated financial statements are not audited, but include all adjustments that management considers necessary for a fair presentation of the Company's financial position and results of operations for such interim periods.

Balance sheet data as of December 31, 2002 was derived from audited financial statements and does not include all disclosures contained in the 2002 Annual Report to Shareholders. The interim consolidated financial statements should be read in conjunction with the Company's 2002 consolidated financial statements, including the notes thereto, included in the 2002 Annual Report to Shareholders. The reader should keep in mind that the results of operations for the interim periods shown in the accompanying consolidated financial statements are not necessarily indicative of results for any future interim periods or the entire fiscal year.

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

Critical Accounting Policies - Various elements of the Company's accounting policies are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, management has identified certain policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of our consolidated financial statements. These policies relate primarily to the determination of our allowance for loan losses and the valuation of goodwill.

There are other complex accounting standards that require the Company to employ significant judgment in interpreting and applying certain of the principles prescribed by those standards. These judgments include the determination of whether a financial instrument or other contract meets the definition of a derivative and qualifies for accounting in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". These judgments also include significant estimates and assumptions necessary to determine the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" and Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123." These policies and judgments, estimates and assumptions are described in greater detail in the Notes to the consolidated financial statements included in the Company's 2002 Annual Report on Form 10-K. We believe that the judgments and estimates and assumptions used in the preparation of our consolidated financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of our consolidated financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition.

Stock dividends - On April 18, 2002, the Company declared a 5% stock dividend payable on June 21, 2002 to its shareholders of record June 1, 2002. On March 27, 2003, the Company declared a 5% stock dividend payable on June 20, 2003 to its shareholders of record May 30, 2003. Share and per share data for 2003 and 2002 in the accompanying consolidated financial statements have been retroactively restated to reflect the stock dividend.

Stock options - PremierWest applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plans. SFAS No. 123, "Accounting for Stock-Based Compensation," requires companies, such as the Bank, that use the intrinsic value method to account for employee stock options, to provide pro forma disclosures of the net income and earnings per share effect of applying the fair value-based method of accounting for stock options.

The effect of applying the fair value-based method to stock options granted during the six months ended June 30, 2003 and 2002, resulted in an estimated weighted-average grant date fair value of $1.97 and $2.29 for the three months ended June 30, 2003 and 2002 and $1.97 and $2.17 for the six months ended June 30, 2003 and 2002. Had compensation cost been determined consistent with SFAS No. 123, the Company's net

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

June 30, 2003

income and earnings per common share, and diluted earnings per common share for the quarter and six months ended June 30, 2003 and 2002 , would have been as follows (in thousands, except per share amounts):

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Net income:
As reported	$ 1,521	$ 1,028	$ 2,769	$ 1,935
Pro forma	$ 1,480	$ 949	$ 2,728	$ 1,855
Basic earnings per common share:
As reported	$ 0.12	$ 0.08	$ 0.23	$ 0.16
Pro forma	$ 0.12	$ 0.08	$ 0.22	$ 0.15
Diluted earnings per share:
As reported	$ 0.12	$ 0.08	$ 0.23	$ 0.16
Pro forma	$ 0.12	$ 0.08	$ 0.22	$ 0.15

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for June 30, 2003 and 2002.

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Dividend yield	5.1%	5.1%	5.1%	5.1%
Expected life (years)	3 years	3 years	3 years	3 years
Expected volatility	48%	46%	48%	46%
Risk-free rate	3.3%	3.3%	3.3%	3.3%

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

NOTE 2 - INVESTMENT SECURITIES AVAILABLE-FOR-SALE

Investment securities available for sale at June 30, 2003 and December 31, 2002 consisted of the following:

	2003
(Dollars in 000's)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
U.S. agency securities	$ 6,990	$ 129	$ --	$ 7,119
Mortgage-backed securities
and collateralized mortgage obligations	721	21	(1)	741
Obligations of states and
political subdivisions	14,372	770	--	15,142
Corporate bonds	3,961	130	--	4,091
Other securities	330	--	--	330

Total	$26,374	$1,050	$(1)	$27,423

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

June 30, 2003

	2002
(Dollars in 000's)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
U.S. agency securities	$18,431	$227	$ --	$18,658
Mortgage-backed securities
and collateralized mortgage obligations	1,875	39	(1)	1,913
Obligations of states and
political subdivisions	16,120	588	--	16,708
Corporate bonds	3,964	31	(7)	3,988
Other securities	331	--	--	331

Total	$40,721	$885	$(8)	$41,598

At June 30, 2003, $24.6 million in investment securities available-for-sale were pledged to secure public deposits, nonpublic deposits and borrowings.

NOTE 3 - LOANS, NON-PERFORMING LOANS AND ASSETS AND ALLOWANCE FOR LOAN LOSSES

Loans as of June 30, 2003 and December 31, 2002 consisted of the following:

(Dollars in 000's)	2003	2002
Real estate-commercial	$264,079	$255,172
Real estate-construction	48,950	47,221
Real estate-residential	3,334	3,925
Commercial	49,721	46,797
Agricultural	10,629	7,410
Consumer	31,753	34,648
Other	3,282	3,177

	411,748	398,350

Less:
Allowance for loan losses	5,236	4,838
Deferred loan fees	1,271	1,238

	6,507	6,076

Loans, net	$405,241	$392,274

Transactions in the allowance for loan losses for the six months ended June 30, 2003 and June 30, 2002 were as follows:

(Dollars in 000's)	2003	2002
BALANCE - Beginning of the period	$ 4,838	$ 4,825
Loans charged-off	(226)	(266)
Loan recoveries	24	56
Loan loss provision	600	587

BALANCE - End of the period	$ 5,236	$ 5,202

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

June 30, 2003

The following table summarizes non-performing assets as of June, 2003 and December 31, 2002:

(Dollars in 000's)	2003	2002
Loans on non-accrual status	$3,062	$3,410
Loans past due greater than 90 days but
not on non-accrual status	23	59

Total non-performing loans	3,085	3,469
Other real estate owned	655	85

Total non-performing assets	$3,740	$3,554

Percentage of non-performing loans to total loans	0.75%	0.87%

Percentage of non-performing assets to total assets	0.69%	0.69%

NOTE 4 - LINE OF CREDIT AND OTHER BORROWINGS

The Company has a line of credit available with the Federal Home Loan Bank of Seattle (FHLB) for up to approximately $81 million as of June 30, 2003. This line of credit is secured by loans and securities, including restricted FHLB stock owned by the Company, and is limited to 15% of the Bank's total assets. Interest and principal payments are due monthly on any outstanding borrowings. As of June 30, 2003 and December 31, 2002, the Company had no outstanding balances on short-term advances from the FHLB under the line of credit. The Company has borrowed long-term funds from the FHLB against this line of credit, aggregating approximately $24.4 million and $24.8 million as of June 30, 2003 and December 31, 2002, respectively. As of June 30, 2003, $20.0 million is due July 21, 2006, $3.1 million is due August 28, 2008 and the remaining $1.3 million is due at various times through February 2014. The Company is making monthly principal payments of approximately $53,000 plus interest at rates of 2.77% to 7.63%, with a weighted average interest rate of 3.3% at June 30, 2003.

Borrowings of approximately $8.0 million and $8.9 million at June 30, 2003 and December 31, 2002, relate to repurchase agreements used for customer overnight sweep accounts. The cost of these funds at June 30, 2003 is an average annual rate of interest of approximately 1.0%. for the six months ended June 30, 2003. Certain investment securities, as required, have been pledged as collateral to fully secure the long-term debt and the repurchase agreements.

Additionally, as of June 30, 2003, the Company has approximately $20 million in available borrowings through lines of credit with correspondent banks and through the Federal Reserve Bank's discount window. No balances were outstanding as of June 30, 2003 and December 31, 2002.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve various levels and elements of credit and interest rate risk in excess of the amount recognized in the accompanying consolidated financial statements. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. As of June 30, 2003, the Company has $62.3 million of commitments to extend credit to customers and $6.5 million of standby letters of credit.

In the ordinary course of business, the Bank becomes involved in various litigation matters arising from normal banking activities. In the opinion of management, the ultimate disposition of these actions will not have a material adverse effect on the Bank's consolidated financial position or results of operations.

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

June 30, 2003

NOTE 6 - EARNINGS PER SHARE

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

Three-months ended June 30, 2003 and 2002:
Weighted average number of common shares:	2003	2002

Basic common shares	12,145,928	12,040,350
Diluted common per shares	12,230,037	12,131,700

Six-months ended June 30, 2003 and 2002:
Weighted average number of common shares:	2003	2002

Basic common shares	12,146,144	12,060,300
Diluted common per shares	12,179,657	12,125,400

NOTE 7 - RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This statement establishes standards regarding classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires financial instruments within the scope of this statement to be classified as liabilities (or an asset in some circumstances). Many of these financial instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. For financial instruments created before the issuance date of this statement and still existing at the beginning of the interim period of adoption, transition is achieved by reporting the cumulative effect of a change in an accounting principle by initially measuring the financial instruments at fair value. The Company's management does not expect that the application of the provisions of this statement will have a material impact on the Company's consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for contracts entered into or modified after June 30, 2003, except for hedging relationships designated after June 30, 2003. The provisions of this statement relating to Statement 133 Implementation Issues, that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The Company's management does not expect that the application of the provisions of this statement will have a material impact on the Company's consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an Amendment of FASB Statement No. 123." This statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement FASB No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company's management intends to continue using the intrinsic value method for stock-based employee compensation arrangements and, therefore, does not expect that the application provisions of this statement will have a material impact on the Company's consolidated financial statements.

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." This statement provides guidance on the accounting for the acquisition of a financial institution and applies to all acquisitions except those between two or more mutual enterprises. The Company's management does not expect that the application of the provisions of this statement will have a material impact on the Company's consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." This statement is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company's management does not expect that the application of the provisions of this statement will have a material impact on the Company's consolidated financial statements.

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

June 30, 2003

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This statement also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." This statement amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company's management does not expect that the application of the provisions of this statement will have a material impact on the Company's consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." This interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. This interpretation explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that is acquired before February 1, 2003. The Interpretation applies to public enterprises as of the beginning of the applicable interim or annual period, and it applies to nonpublic enterprises as of the end of the applicable annual period. The Company's management does not expect that the application of the provisions of this interpretation will have a material impact on the Company's consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing a guarantee. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 31, 2002, and the initial recognition and initial measurement provisions shall be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The Company's management does not expect that the application of the provisions of this interpretation will have a material impact on the Company's consolidated financial statements.

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

June 30, 2003

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

HIGHLIGHTS

As more fully discussed in the following sections, for the quarter ended June 30, 2003, the Company earned $1,521,000, an increase of 48.0% compared to $1,028,000 in net income for the quarter ended June 30, 2002. For the six months ended June 30, 2003, the Company earned $2,769,000, an increase of 43.1% compared to $1,935, 000 in net income the first six months of 2002. The increase in net income for the second quarter of 2003 is due to an increase of $306,000 in net interest income after the provision for loan losses, an increase of $208,000 in non-interest income and a $103,000 decrease in non-interest expense, offset by an increase of $223,000 in the provision for income taxes. The increase in net income the first six months of 2003 is due to an increase of $706,000 in net interest income after the provision for loan losses, an increase of $286,000 in non-interest income and an $118,000 decrease in non-interest expense, offset by an increase of $375,000 in the provision for income taxes. Our diluted earnings per share were $0.12 and $0.08 for the quarters ended June 30, 2003 and 2002, respectively, and were $0.23 and $0.16 for the six months ended June 30, 2003 and 2002, respectively. On July 14, 2003, the Company issued a press release that reported basic and diluted earnings per share for the three month and six month periods ended June 30, 2003 of $0.13 and $0.24, respectively. A recalculation of the weighted average shares outstanding used in those computations has resulted in corrected earnings per share, basic and diluted, of $0.12 for the three months ended June 30, 2003 and $0.23 for the sixth months ended June 30, 2003. Return on average shareholders' equity was 11.85% and return on average assets was 1.15% for the quarter ended June 30, 2003. This compared to a return on average shareholders' equity of 9.02% and a return on average assets of 0.85% for the quarter ended June 30, 2002. Return on average shareholders' equity was 11.00% and return on average assets was 1.07% for the six months ended June 30, 2003. This compared to a return on average shareholders' equity of 8.65% and a return on average assets of 0.80% for the six months ended June 30, 2002.

At June 30, 2003 and December 31, 2002, gross loans totaled $411.7 and $398.4 million, respectively, which, represents a 3.3% increase. The growth in loans at June 30, 2003, also represents a 6.8% increase over gross loans at June 30, 2002 of $385.4 million. This increase in loans was achieved despite a continuing competitive market for loans during a very low interest rate environment as the Company continues to build on its strong customer relationships. Deposits were $451.3 million at June 30, 2003 compared to $428.3 million at December 31, 2002 and $420.6 million at June 30, 2002, representing increases of 5.4% and 7.3%, respectively. The increase in deposits is attributed to the Company's continued emphasis on improving its core deposit base and offering attractive deposit products to its customers.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002

The Company recognized net income of $1,521,000 for the three months ended June 30, 2003, which was an increase of $493,000 or 48.0% compared to the same period in 2002. The greatest contribution to improved net income came from a decline of $421,000 in interest expense which was partially offset by a decrease in interest income of $110,000.

The following table presents information regarding yields on interest-earning assets, rates paid on interest-bearing liabilities, net interest spreads, net yields on average interest-earning assets, return on average assets and return on average equity for the periods indicated (dollars in thousands):

Analysis for the three-month period ended June 30, 2003 and 2002 (Dollars in 000's)	2003	2002	Increase (Decrease)	%Change
Average fed funds sold and investments	$ 75,068	$ 58,549	$16,519	28.2%
Average gross loans	403,035	375,696	27,339	7.3%
Average interest-earning assets	478,103	434,245	43,858	10.1%
Average interest-bearing liabilities	376,395	354,488	21,907	6.2%
Average total assets	529,702	485,096	44,606	9.2%
Average equity	51,495	45,699	5,796	12.7%
Average yield earned (1)	6.71%	7.50%	-0.79%	-10.5%
Average rate paid	1.43%	1.93%	-0.50%	-25.9%

Net interest spread	5.28%	5.57%	-0.29%	-5.2%

Net interest income to average
interest-earning assets (net interest
margin) (1)	5.30%	5.55%	-0.25%	-4.5%
Return on average assets	1.15%	0.85%	0.30%	35.3%
Return on average equity	11.85%	9.02%	2.83%	31.4%
Efficiency ratio (2)	66.85%	73.02%	-6.17%	-8.4%

Notes:
(1)    Tax equivalent at a 34% rate
(2)    Non-interest expense divided by net interest income plus non-interest income

NET INTEREST INCOME - Net interest income before the loan loss provision increased $311,000 for the three-month period ended June 30, 2003 over the same period in 2002. The increase was primarily due to a decline in interest expense of $421,000, of which $327,000 was represented by a decrease in interest expense on time deposits. This decrease in interest expense is the result of management's decision to reduce the Bank's concentration in higher priced time certificate accounts and a period of continuing low interest rates for deposit products. While interest expense has declined, deposits as of June 30, 2003, have increased 7.3% compared to deposit totals one year ago. This decrease in interest expense was offset by a decline in interest income of $110,000. Interest income declined primarily as a result of a $286,000 reduction in taxable interest on investment securities as the Company's volume of interest-earning investments decreased approximately $15.6 million during the three-month period ended June 30, 2003 compared to the corresponding period in 2002. This is the result of higher rate interest-bearing securities, primarily US agency debt securities, being called prior to maturity. The decrease in income on taxable investments was partially offset by increases in income on other interest-earning assets. Net loans increased approximately $26.1 million from June 30, 2002 to June 30, 2003 which led to an increase in loan interest income of approximately $91,000 for the second quarter of 2003 compared to 2002. Interest income on federal funds sold increased $107,000 in the second quarter of 2003 compared to the second quarter of 2002 as the balance in federal funds sold increased from $6.4 million at June 30, 2002 to $43.4 million at June 30, 2003 and funds received from long-term investments that were called were re-deployed into short-term investments. Overall, the Company's average interest-earning assets increased approximately $43.8 million in the second quarter of 2003 over the second quarter of 2002 and average interest-bearing liabilities increased approximately $21.9 million. As a result, the Company's tax-adjusted net interest margin decreased 25 basis points from 5.55% to 5.30% for the second quarter of 2003 compared to the second quarter of 2002. Despite the recent reduction in rates by the Federal Reserve, management of the Company does not believe this will have a material impact on the net interest margin as the Company has established a strong core deposit base and quality credit portfolio in a very competitive market. The Company expects the net interest margin to remain fairly stable during the second half of 2003.

LOAN LOSS PROVISION - The loan loss provision during the three-month period ended June 30, 2003 was $300,000 compared to $295,000 for the three-month period ended June 30, 2002. The Company had net charge-offs of $134,000 during the three-month period ended June 30, 2003, compared to net charge-offs of $235,000 for the corresponding period in 2002. The allowance for loan losses remained stable at $5.2 million as of June 30, 2003, and June 30, 2002. Management believes that non-performing loans have been adequately provided for in the allowance for loan losses. The Company's ratio of allowance for loan losses to total loans was 1.28% at June 30, 2003, compared to 1.35% at June 30, 2002. Non-performing assets (defined as loans on non-accrual status, loans 90 days or more past due and other real estate owned) either specifically reserved for potential losses or adequately collateralized totaled $3.7 million and $7.7 million at June 30, 2003 and 2002, respectively. The ratio of non-performing assets to total assets improved from 1.57% as of June 30, 2002, to 0.69% as of June 30, 2003. This improvement is the result of the Company's focus on reducing non-performing assets while growing the loan portfolio without sacrificing credit quality or future earnings.

NON-INTEREST INCOME - Non-interest income increased 15.2 % to $1.6 million for the three months ended June 30, 2003, as compared to $1.4 million for the same period in 2002. Of this increase, $109,000 relates to an increase in mortgage brokerage fees, $72,000 relates to an increase in other income, and $138,000 relates to increases in account service fees. Mortgage brokerage fees increased as loans closed for the second quarter improved to $38.5 million in 2003 from $30.0 million in 2002. Other income increased from earnings on the cash surrender value of life insurance policies, since $4.5 million in new policies were purchased in the fall of 2002. Account service fees increased as a result of the introduction of new products and services. These increases were offset by a $129,000 decline in net gains on the sale of securities .

NON-INTEREST EXPENSE - Non-interest expense decreased $103,000 for the three months ended June 30, 2003 as compared to the corresponding period in 2002. Salaries and employee benefits decreased $156,000 as a result of increased salary deferrals associated with loan closings and a reduction of 4 full-time equivalent staff from June 30, 2002 to June 30, 2003. Occupancy and equipment expenses decreased a total of $7,000 for the three months ended June 30, 2003, as compared to the same period in 2002. This decline is due to decreased depreciation on equipment in 2003 due to assets that have become fully depreciated or disposed of and due to the Company's continued effort to reduce costs in areas such as repairs and maintenance. All other non-interest expenses increased by $60,000.

EFFICIENCY RATIO - The Company's efficiency ratio was 66.85% during the second quarter of 2003 compared to 73.02% for the second quarter of 2002. The improvement resulted primarily from increased net interest income, decreased employee costs and decreased legal fees as the quality of the Company's credit portfolio improved. These results were the product of management's attention to controlling expenses and growing both core relationships and non-interest income. This is the second consecutive quarter that the Company has shown significant improvement over prior year's numbers. This positive trend is in line with the Company's projection for an efficiency ratio in the 62% to 64% range for the fourth quarter of 2003. This ratio, however, does not reflect the benefits of several tax sensitive items. The tax equivalent efficiency ratio, adjusted for the effective tax rate on interest earned on municipal bonds, tax-free loan interest income, tax credits earned on certain equipment leases and income earned on the increase on the cash surrender value of life insurance, was 65.11% for the second quarter of 2003 compared to 71.48% for the second quarter of 2002.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

The Company had net income of $2,769,000 for the six months ended June 30, 2003, an increase of $834,000 or 43.1% compared to the same period in 2002. This increase is due mainly to a $719,000 increase in net interest income, a $286,000 increase in non-interest income and a $118,000 decrease in non-interest expense offset by an increase of $375,000 in applicable income taxes over the comparative six-month period ended June 30, 2002.

The following table presents information regarding yields on interest-earning assets, expense on interest-bearing liabilities, net interest spread, net yields on average interest-earning assets, return on average assets and return on average equity for the six month period ended June 30, 2003 and 2002 (dollars in thousands):

Analysis for the six-month period ended June 30, 2003 and 2002	2003	2002	Increase (Decrease)	%Change
Average fed funds sold and investments	$ 71,002	$ 66,098	$ 4,904	7.4%
Average gross loans	399,931	369,906	30,025	8.1%
Average interest-earning assets	470,933	436,004	34,929	8.0%
Average interest-bearing liabilities	375,146	357,265	17,881	5.0%
Average total assets	523,833	485,243	38,590	8.0%
Average equity	50,785	45,085	5,700	12.6%
Average yield earned (1)	6.82%	7.57%	-0.75%	-9.9%
Average rate paid	1.48%	2.10%	-0.62%	-29.5%

Net interest spread	5.34%	5.47%	-0.13%	-2.4%

Net interest income to average
interest-earning assets (net interest
margin) (1)	5.35%	5.46%	-0.11%	-2.0%
Return on average assets	1.07%	0.80%	0.27%	33.8%
Return on average equity	11.00%	8.65%	2.35%	27.2%
Efficiency ratio (2)	68.78%	74.45%	-5.67%	-7.6%

Notes:
(1)    Tax equivalent at a 34% rate
(2)    Non-interest expense divided by net interest income plus non-interest income

NET INTEREST INCOME - Net interest income before the loan loss provision increased $719,000 for the six-month period ended June 30, 2003 over the same period in 2002. The increase was due to a $1.1 million decline in interest expense, $708,000 of which came in the first quarter of 2003. This decrease in interest expense is the result of management's decision to reduce the Bank's concentration in higher priced time certificate accounts and a reflection of the continued low interest rate environment for deposit products. During the past year, over $30 million of higher-cost time certificates have been closed and not renewed, and over $20 million of the closed certificate accounts were comprised of deposits of $100,000 or more. Management has also concentrated on changing the Company's core deposit mix by increasing the percentage of non-interest bearing deposits, which grew from 20.4% of total deposits at June 30, 2002 to 22.7% of total deposits at June 30, 2003. As a result of these changes, the Company's cost of funds decreased 62 basis points, from 2.10% for the six months ending June 30, 2002, to 1.48% for the six months ending June 30, 2003. The decrease in interest expense was offset by a decrease of $410,000 in interest income for the first six months of 2003 compared to 2002. This decrease is due mainly to a $675,000 reduction in interest income from investment securities for the first six months of 2003 compared to 2002. This is the result of a decline in the balance of investment securities available for sale from $43.0 million at June 30, 2002 to $27.4 million at June 30, 2003 as higher interest rate securities, mainly government agencies, continue to be called in the current interest rate environment. Due to this current interest rate trend, the Company has decided to reinvest proceeds from called securities into short-term federal funds. The decrease in earnings from investment securities was offset by increases in loan interest income of $125,000 and interest income on federal funds sold of $137,000 for the corresponding periods in 2003 and 2002. These factors caused the Company's net interest margin, tax adjusted, to decrease 11 basis points from 5.46% to 5.35% for the comparative periods ending June 30, 2002 and June 30, 2003, respectively.

LOAN LOSS PROVISION - The loan loss provision during the six-month periods ended June 30, 2003 was $600,000 compared to $587,000 for the six-month period ended June 30, 2002. The Company had net charge-offs of $202,000 during the six-month period ended June 30, 2003, compared to net charge-offs of $210,000 for the corresponding period in 2002. The loan loss provision was $5.2 million at both June 30, 2003 and 2002, and is considered adequate by management to absorb potential losses in the loan portfolio.

NON-INTEREST INCOME - Non-interest income increased 10.8% to $2.9 million for the six months ended June 30, 2003, as compared to $2.6 million for the same period in 2002. Of this increase, $105,000 relates to an increase in mortgage loan brokerage fees, $58,000 relates to an increase in revenue from the Company's investment subsidiary, $60,000 relates to an increase in other commissions and fees, $175,000 relates to increases in account service fees and $147,000 relates to increases in other income, which primarily represents the increase in the cash surrender value of life insurance policies. Mortgage loan brokerage fees increased as mortgage loans booked through June 30 grew $8.2 million, from $64.6 million in 2002 to $72.8 million in 2003. Revenue from the investment subsidiary grew as the performance of the stock market continues to rebound from 2002. Deposit account fees contributed to the increase in service charges due to the introduction of new services and products available to customers. Also contributing to the increase in service charges was an increase in non-interest bearing deposit accounts. These increases were offset by a $259,000 decrease in gains on sales of investment securities.

NON-INTEREST EXPENSE - Non-interest expense decreased $118,000 for the six months ended June 30, 2003 as compared to the corresponding period in 2002. Salaries and employee benefits decreased $195,000 as a result of increased salary deferrals associated with loan closings and a reduction of full-time equivalent staff positions as the Company continues to improve employee efficiencies. Occupancy and equipment expenses increased $39,000 for the six months ended June 30, 2003, compared to the same period in 2002 as the Company put two new full-service branches into operation during the last year. All other non-interest expenses increased by $38,000.

EFFICIENCY RATIO - The Company's efficiency ratio posted a significant improvement, dropping to 68.78% for the six-month period ended June 30, 2003 compared to 74.45% for the comparative period of 2002. This improvement resulted from increased net interest income, decreased employee costs and decreased legal fees as the quality of the Company's credit portfolio improved. These results were the product of management's attention to controlling expenses and growing both core relationships and non-interest income. This ratio, however, does not reflect the benefits of several tax sensitive items. The tax equivalent efficiency ratio, adjusted for the effective tax rate on interest earned on municipal bonds, tax-free loan interest income, tax credits earned on certain equipment leases and income earned on the increase on the cash surrender value of life insurance, was 66.99% for the six months ended June 30, 2003 compared to 72.87% for the sixth months ended June 30, 2002.

FINANCIAL CONDITION - Total assets of $540.8 million at June 30, 2003 increased 5.0% over total assets as of December 31, 2002. The increase in total assets was primarily in the area of federal funds sold and loans as the balance of investment securities decreased. Federal funds sold increased to $43.4 million at June 30, 2003 from $12.5 million at December 31, 2002. Additional liquidity was generated from increased deposits and the sales and calls of available-for-sale investment securities.

Net loans accounted for 74.9% of total assets at June 30, 2003 compared to 76.2% at December 31, 2002. As of June 30, 2003, the allowance for loan losses increased to $5.2 million from $4.8 million at December 31, 2002. The increase in the allowance for loan losses is primarily related to overall growth in the loan portfolio and specific and inherent losses identified by management. The Company's ratio of allowance for loan losses to total loans was 1.28% at June 30, 2003, compared to 1.21% at December 31, 2002. Non-performing assets (defined as loans on non-accrual status, loans 90 days or more past due and other real estate owned) either specifically reserved for potential losses or adequately collateralized were $3.7 million and $3.5 million at June 30, 2003 and December 31, 2002, respectively.

Deposits increased to $451.3 million at June 30, 2003 resulting in a loan-to-deposit ratio of 89.8% compared to 91.6% as of December 31, 2002. Management continues to concentrate on reducing the number of higher-priced time certificate accounts and replacing them with non-interest-bearing demand accounts. The percentage of non-interest-bearing deposits to total deposits increased to 22.7% at June 30, 2003 compared to 21.4% at December 31, 2002.

The following table sets forth certain summary balance sheet information for June 30, 2003 and December 31, 2002.

(Dollars in 000's)	June 30 2003	December 31 2002	Increase (Decrease) 6/30/03 - 12/31/02
ASSETS
Federal funds sold	43,447	12,485	30,962	248.0%
Investments	27,423	41,598	(14,175)	-34.1%
Federal Home Loan Bank
deposits and stock	5,143	1,904	3,239	170.1%
Loans, net	405,241	392,274	12,967	3.3%
Other assets (1)	59,594	66,823	(7,229)	-10.8%

Total assets	$540,848	$515,084	$ 25,764	5.0%

LIABILITIES
Non-interest-bearing
deposits	102,684	91,611	11,073	12.1%
Interest-bearing
deposits	348,686	336,726	11,960	3.6%

Total deposits	451,370	428,337	23,033	5.4%
Other liabilities (2)	37,385	37,575	(190)	-0.5%

Total liabilities	488,755	465,912	22,843	4.9%
SHAREHOLDERS'
EQUITY	52,093	49,172	2,921	5.9%

Total liabilities
and share-
holder's equity	$540,848	$515,084	$ 25,764	5.0%

(1)    Includes cash and due from banks, property and equipment, goodwill, and accrued interest receivable
(2)    Includes borrowings, repurchase agreements, accrued interest payable and other liabilities

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY - Liquidity enables the Company to fund loan commitments and meet customer withdrawals of deposits. The Company maintains its liquidity position through maintenance of cash resources and the stability of its core deposit base. Liquidity increased slightly during the six-month period ended June 30, 2003. Excess cash was invested on a short-term basis in federal funds sold and interest-earning deposits with the FHLB. As of June 30, 2003, the Company had $43.4 million in federal funds sold.

A further source of liquidity is the Company's ability to borrow funds by maintaining a secured line-of-credit with the FHLB of up to 15% of the Bank's total assets. As of June 30, 2003, $24.4 million had been advanced in long-term borrowings from the FHLB against the Company's credit line. Other borrowings of approximately $8.0 million relate to repurchase agreements for customer overnight sweep accounts. The average cost of these two borrowings was approximately 2.77% for the first six months of 2003 compared to 3.12% for the same period in 2002. The Company also has established secured credit lines of approximately $20 million through certain correspondent banks and the discount window with the Federal Reserve Bank of San Francisco.

At June 30, 2003, the Company had approximately $62.3 million in outstanding commitments to extend credit for newly approved loans and construction projects. Under the terms of construction project commitments, completion of specified project benchmarks must be certified before funds may be drawn. In addition, it is anticipated that a portion of these commitments will expire or terminate without funding. Management believes that the Company's available resources will be sufficient to fund these commitments in the normal course of business.

CAPITAL RESOURCES - Federal regulators require the measurement of various capital ratios, including risk-based capital measurements. Risk-weighted ratios require an analysis that weights balance sheet and off-balance sheet items for their inherent risk. It requires minimum standards for risk-based capital by capital tier. As a minimum requirement, the total risk-based capital ratio should be at least 8.00%, the Tier 1 capital ratio should be at least 4.00%, and the leverage capital ratio should be at least 4.00%. At June 30, 2003, the Company's regulatory capital ratios were as follows: total risk-based capital ratio of 10.62%, Tier 1 capital ratio of 9.48%, and a leverage capital ratio of 8.31%. If the Company achieved only minimum regulatory capital levels, further growth could be restricted to the level attainable through generation and retention of net income or the Company may find it necessary to seek additional capital from outside sources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises principally from interest rate risk in its lending, deposit and borrowing activities. The Company is experiencing a positive response to its interest rate management through a reduction in the cost of deposits as non-interest-bearing deposits increase and certificates of deposits with higher interest rates run off and are not renewed. Management actively monitors and manages its interest rate risk exposure. Although the Company manages other risks, such as credit quality and liquidity risk, in the normal course of business, management considers interest rate risk to be a significant risk factor, which could have the largest material effect on the Company's financial condition and results of operations. Other types of market risks, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities. The Company did not experience a significant change in market risk at June 30, 2003 as compared to December 31, 2002.

As stated in the annual report on Form 10-K for 2002, the Company attempts to monitor interest rate risk from the perspective of changes in the economic value of equity, also referred to as net portfolio value ("NPV"), and changes in net interest income. Changes to the NPV and net interest income are simulated using instant and permanent rate shocks of plus and minus 200 basis points, in increments of 50 basis points. It is the Company's policy to manage interest rate risk to maximize long-term profitability under the range of likely interest-rate scenarios. For additional information, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" referenced in the Company's annual report on Form 10-K for the year ended December 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report management evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Our principal executive and financial officers supervised and participated in this evaluation. Based on this evaluation, our principal executive and financial officers each concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic reports to the SEC. The design of any system of controls is based in part upon various assumptions about the likelihood of future events, and there can be no assurance that any of our plans, products, services or procedures will succeed in achieving their intended goals under future conditions. In addition, there have been no significant changes in our internal controls or in other factors known to management that could significantly affect our internal controls subsequent to our most recent evaluation. Management has found no facts that would require the Company to take any corrective actions with regard to significant deficiencies or material weaknesses.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS. From time to time, in the normal course of business, PremierWest is a party to various legal actions. These actions, if decided adversely to the Company, could have a material adverse impact on our business financial condition or results of operations. The following summarizes the status of current litigation:

Bernard J. Woodard, et al vs. Bank of Southern Oregon (nka PremierWest Bank), Black Oak Construction, Inc., et al; Jackson County Circuit Court, Oregon filed March 1, 2001.

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

This case went to trial and a verdict was rendered against the Bank on June 12, 2003. The jury concluded that the plaintiff was entitled to prevail on their conversion claim against the Bank. However, the jury did not award the plaintiff any actual damages and awarded the plaintiff only one dollar in punitive damages.

Bank of Southern Oregon (nka PremierWest Bank) vs. Barry Fronek, Stanley Kelley, et al; Jackson County Circuit Court, Oregon filed in 1998; on Appeal to the Court of Appeals, State of Oregon.

The Bank brought suit against the defendant borrowers and guarantors for collection of a loan owing to the Bank. After a trial in 2001, the Bank was awarded an amount of $1,200,000 plus interest and attorney fees. When the Bank's borrower failed to pay the loan, defendant Stanley Kelley, as guarantor, paid the total judgment in the amount of $1,475,000. Mr. Kelley appealed the judgment as it applied to him arguing, among other things, that his guaranty was obtained by the Bank fraudulently. The appellate court upheld the judgment in favor of the Bank "without opinion" on June 26, 2003. The Bank subsequently filed a claim to recover attorney fees of approximately $30,000. Mr. Kelley has until August 1, 2003 to appeal the decision of the appellate court. As of August 1, 2003, we were not aware of an appeal being filed by Mr. Kelley.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

(a)    The Company's 2003 Annual Meeting of Stockholders (the "Annual Meeting") was held on May 22, 2003 in Medford, Oregon.

(b)    The following matter was voted upon at the Annual Meeting and received the following vote:

Proposal 1: Election of Board of Directors	Yes	No	Abstain	Percent Voting For Proposal
John L. Anhorn	9,850,255	-0-	11,703	85.15%
Richard Hieb	9,850,255	-0-	11,703	85.15%
John A. Duke	9,850,255	-0-	11,703	85.15%
Patrick G. Huycke	9,810,293	-0-	50,276	84.82%
Thomas Becker	9,850,255	-0-	11,703	85.15%
Don L. Hilton	9,850,255	-0-	11,703	85.15%
Dennis N. Hoffbuhr	9,850,255	-0-	11,703	85.15%
James L. Patterson	9,850,255	-0-	11,703	85.15%
Rickar D. Watkins	9,850,255	-0-	11,703	85.15%
Jeffrey Chamberlain	9,850,255	-0-	11,703	85.15%
David Emmett	9,850,255	-0-	11,703	85.15%
Brian Pargeter	9,850,255	-0-	11,703	85.15%
Norman Fiock	9,840,377	-0-	21,581	85.06%
Richard Karchmer	9,850,255	-0-	11,703	85.15%
Quorum:
Allowed shares to vote:	11,567,559
Responded:	9,861,958
Percent Responded:	85.25%

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

3.1	Articles of Incorporation of PremierWest Bancorp*

3.2	Bylaws of PremierWest Bancorp*

4.1	Stock Certificate*

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) of Rule 15d-14(a).

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

* Incorporated by reference to the registration statement on Form S-4 filed with the commission on February 4, 2000, and all amendments thereto (commission file no. 333-96209).

(b)	Reports on Form 8-K

On May 21, 2003, the Company filed a current report on Form 8-K to provide under Items 7 and 9 a press release reporting the filing of an application with NASDAQ to list the Company's common stock on the NASDAQ SmallCap Market .

On July 10, 2003, the Company filed a current report on Form 8-K to provide under Items 7 and 9 a press release reporting the approval of the Company's application with NASDAQ to list its common stock on the NASDAQ SmallCap Market.

On July 14, 2003, the Company furnished a current report on Form 8-K to provide under Items 7, 9 and 12 a press release reporting the release of earnings for the second quarter of 2003. Such information shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934.

SIGNATURES: Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: August 5, 2003
PREMIERWEST BANCORP

/s/ JOHN L. ANHORN John L. Anhorn, President and Chief Executive Officer

/s/ TOM ANDERSON Tom Anderson, Senior Vice-President and Chief Financial Officer

EXHIBIT 31.1

CERTIFICATION

I, John Anhorn, certify that:

1. I have reviewed this report on Form 10-Q of PremierWest Bancorp;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the company's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the company's internal control over financial reporting that occurred during the period covered by the annual report that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting; and

5. The company's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the company's auditors and the audit committee of the company's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the company's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the company's internal control over financial reporting.

Date: August 5, 2003

/s/ John Anhorn
John Anhorn
President and Chief Executive Officer

EXHIBIT 31.2

CERTIFICATION

I, Tom Anderson, certify that:

1. I have reviewed this report on Form 10-Q of PremierWest Bancorp;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the company's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the company's internal control over financial reporting that occurred during the period covered by the annual report that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting; and

5. The company's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the company's auditors and the audit committee of the company's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the company's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the company's internal control over financial reporting.

Date: August 5, 2003

/s/ Tom Anderson
Tom Anderson
Senior Vice President & Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of PremierWest Bancorp (the "Company") on Form 10-Q for the quarter ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John Anhorn, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C.ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company for the period certified.

/s/ JOHN ANHORN
John Anhorn
President and Chief Executive Officer
August 5, 2003

EXHIBIT 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of PremierWest Bancorp (the "Company") on Form 10-Q for the quarter ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Tom Anderson, Senior Vice-President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C.ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company for the period certified.

/s/ TOM ANDERSON
Tom Anderson
Senior Vice-President and Chief Financial Officer
August 5, 2003