Form 10-Q
period 2003-09-30
PREMIERWEST BANCORP
filed 2003-11-07
CIK 1102287

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

/X/    Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

_________________

OR

/  /    Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the transition period from          to

_________________

Commission File Number 000-50332
_________________

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

Yes /X/     No /  /

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of latest practicable date: 12,161,026 shares as of November 7, 2003.

Disclosure Regarding Forward-Looking Statements

This report includes forward-looking statements within the meaning of the “safe-harbor” provisions of Section 21D and 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on the beliefs of PremierWest Bancorp's (the "Company's") management and on assumptions made by and information currently available to management. Other than for statements of historical fact, all statements about our financial position and results of operations, business strategy and plans and objectives of management for future operations of the Company are forward-looking statements. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” and “intend” and words or phrases of similar meaning, as they relate to the Company or management, are intended in part to help identify forward-looking statements. Examples of forward-looking statements include, but are not limited to (i) statements that include projections or management’s expectations for revenues, income or expenses, earnings per share, capital expenditures, dividends, capital structure and other financial items, (ii) statements of the plans and objectives of the Company, its management or its board of directors, including the introduction of new products or services, plans for expansion, acquisitions or future growth, or estimates or predictions of actions by customers, vendors, competitors or regulatory authorities, (iii) statements about future economic performance, and (iv) statements of assumptions underlying other statements about the Company and its business. Although management believes that the expectations reflected in such forward-looking statements are reasonable, we can make no assurance that such expectations will prove correct. Forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements. These risks and uncertainties include our ability to conclude our previously announced merger with Mid Valley Bank; factors that might increase the costs or delay or diminish the expected benefits of that merger; factors that might inhibit our ability to maintain or expand our market share or our net interest margins; and factors that could limit or delay implementation of our marketing and growth strategies. Further, actual results may be affected by our ability to compete on price and other factors with other financial institutions; customer acceptance of new products and services; localized economic conditions and events that disproportionately affect our business; and general trends in the banking industry, interest rate economy and regulatory environment. In addition, we face various risks inherent in the banking industry relating to collectibility of loans and changes in interest rates. Other risks include those identified from time to time in our past and future filings with the Securities and Exchange Commission. Please note that this list of risks is not exhaustive, and risks identified are applicable as of the date made and cannot be updated.

Form 10-Q
Table of Contents

        PART I. FINANCIAL INFORMATION

        ITEM 1. FINANCIAL STATEMENTS.

PREMIERWEST BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in 000's)

ASSETS

	(Unaudited) September 30, 2003	(Audited) December 31, 2002
Cash and cash equivalents:
Cash and due from banks	$ 19,593	$ 28,952
Federal funds sold	52,650	12,485
Total cash and cash equivalents	72,243	41,437
Interest-bearing deposits with Federal Home Loan Bank	313	208
Investment securities available-for-sale, at fair market value	25,732	41,598
Federal Home Loan Bank stock	1,770	1,696
Other equity investments	11	--
Loans, net of allowance for loan losses and deferred loan fees	419,849	392,274
Premises and equipment, net of accumulated depreciation
and amortization	19,148	18,725
Goodwill, net of amortization	6,633	6,633
Accrued interest and other assets	13,537	12,513
TOTAL ASSETS	$559,236	$515,084

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits:
Non-interest-bearing demand	$109,434	$ 91,611
Savings and interest-bearing demand	226,641	195,750
Time	134,685	140,976
Total deposits	470,760	428,337
Federal Home Loan Bank borrowings	24,247	24,847
Securities sold under agreements to repurchase	5,491	8,890
ESOP notes payable	--	16
Accrued interest and other liabilities	5,118	3,822
Total liabilities	505,616	465,912
COMMITMENTS AND CONTINGENCIES (Note 5)
SHAREHOLDERS' EQUITY
Common stock - no par value; 20,000,000 shares authorized;
12,161,026 and 11,567,559 shares issued and outstanding
in 2003 and 2002, respectively	38,255	33,875
Retained earnings	14,872	14,772
Unearned ESOP compensation	--	(16)
Accumulated other comprehensive income	493	541
Total shareholders' equity	53,620	49,172
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$559,236	$ 515,084

See accompanying notes

PREMIERWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in 00O's, Except for Earnings per Share Data)
(UNAUDITED)

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$7,750	$7,489	$22,503	$ 22,117
Taxable interest on investment securities	129	292	578	1,385
Nontaxable interest on investment securities	145	172	463	522
Interest on federal funds sold	122	83	323	147
Federal Home Loan Bank stock dividends	23	25	74	73
Total interest income	8,169	8,061	23,941	24,244
INTEREST EXPENSE
Deposits:
Interest-bearing demand and savings	360	603	1,235	1,847
Time	966	1,203	3,067	4,296
Federal funds purchased and securities sold under
agreements to repurchase	8	35	53	103
Federal Home Loan Bank borrowings and ESOP
notes payable	204	183	618	343
Total interest expense	1,538	2,024	4,973	6,589
NET INTEREST INCOME	6,631	6,037	18,968	17,655
LOAN LOSS PROVISION	300	225	900	812
NET INTEREST INCOME AFTER LOAN
LOSS PROVISION	6,331	5,812	18,068	16,843
NON-INTEREST INCOME
Service charges on deposits accounts	565	424	1,502	1,184
Mortgage loan brokerage and other fees	533	372	1,505	1,240
Investment brokerage and annuity fees	185	155	557	467
Other commissions and fees	191	174	592	518
Gains on sales of investment securities, net	1	4	27	290
Other non-interest income	124	171	347	247
Total non-interest income	1,599	1,300	4,530	3,946
NON-INTEREST EXPENSE
Salaries and employee benefits	3,156	3,179	9,227	9,444
Net occupancy and equipment	1,001	1,062	3,047	3,069
Communications	270	284	789	850
Professional fees	156	165	431	530
Advertising	186	122	478	337
Other	695	659	1,994	1,861
Total non-interest expense	5,464	5,471	15,966	16,091
INCOME BEFORE PROVISION FOR INCOME TAXES
AND CUMULATIVE EFFECT OF AN
ACCOUNTING CHANGE	2,466	1,641	6,632	4,698
PROVISION FOR INCOME TAXES	824	552	2,221	1,575
NET INCOME BEFORE CUMULATIVE EFFECT
OF AN ACCOUNTING CHANGE	1,642	1,089	4,411	3,123
CUMULATIVE EFFECT OF AN ACCOUNTING
CHANGE, NET OF TAX	--	--	--	(99)
NET INCOME	$1,642	$1,089	$ 4,411	$ 3,024

See accompanying notes

PREMIERWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in 000's, Except for Earnings per Share Data)
(UNAUDITED)

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
BASIC EARNINGS PER COMMON SHARE BEFORE
CUMULATIVE EFFECT OF AN
ACCOUNTING CHANGE	$ 0.13	$ 0.09	$ 0.36	$ 0.26
DILUTED EARNINGS PER COMMON SHARE BEFORE
CUMULATIVE EFFECT OF AN
ACCOUNTING CHANGE	$ 0.13	$ 0.09	$ 0.36	$ 0.26
PER SHARE CUMULATIVE EFFECT OF AN
ACCOUNTING CHANGE, NET OF TAX	$ --	$ --	$ --	$ (0.01)
BASIC EARNINGS PER COMMON SHARE AFTER
CUMULATIVE EFFECT OF AN
ACCOUNTING CHANGE	$ 0.13	$ 0.09	$ 0.36	$ 0.25
DILUTED EARNINGS PER COMMON SHARE AFTER
CUMULATIVE EFFECT OF AN
ACCOUNTING CHANGE	$ 0.13	$ 0.09	$ 0.36	$ 0.25

See accompanying notes

PREMIERWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollars in 000's)
(UNAUDITED)

	Number of shares	Common stock	Retained earnings	Unearned ESOP compensation	Accumulated other comprehensive income (loss)	Total shareholders' equity	Comprehensive income
BALANCE - JANUARY 1, 2002	10,854,732	$29,480	$ 14,008	$(162)	$ 368	$ 43,694
Comprehensive income:
Net income		--	3,024	--	--	3,024	$ 3,024
Unrealized gain
on investment securities
available-for-sale of $438
(net of taxes of $221)		--	--	--	438	438	438
Reclassification adjustment
for net gains on sales of
investment securities
available-for-sale included in
net income of $193 (net of
taxes of $97)		--	--	--	(193)	(193)	(193)
Comprehensive income							$ 3,269
Stock dividend paid (5%)	548,519	3,541	(3,541)	--	--	--
ESOP compensation expense		69		126	--	195
Stock options exercised	146,924	344	--	--	--	344
Tax benefit of stock options exercised		162	--	--	--	162
BALANCE - SEPTEMBER 30, 2002	11,550,175	$33,596	$ 13,491	$(36)	$ 613	$ 47,664
BALANCE - JANUARY 1, 2003	11,567,559	$33,875	$ 14,772	$(16)	$ 541	$ 49,172
Comprehensive income:
Net income		--	4,411	--	--	4,411	$ 4,411
Unrealized loss
on investment securities
available-for-sale of $30
(net of taxes of $15)		--	--	--	(30)	(30)	(30)
Reclassification adjustment
for net gains on sales of
investment securities
available-for-sale included in
net income of $18 (net of
taxes of $9)		--	--	--	(18)	(18)	(18)
Comprehensive income							$ 4,363
Stock dividend paid (5%)	578,200	4,311	(4,311)	--	--	--
ESOP compensation expense		8		16		24
Stock options exercised	15,267	27	--	--		27
Tax benefit of stock options exercised		34	--	--		34
BALANCE - SEPTEMBER 30, 2003	12,161,026	$38,255	$ 14,872	$ --	$ 493	$ 53,620

See accompanying notes

PREMIERWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in 000's)
(UNAUDITED)

	FOR THE NINE MONTHS ENDED
	September 30, 2003	September 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 4,411	$ 3,024
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	1,442	1,493
Amortization of premiums (accretion of discounts)
on investment securities, net	(3)	31
Dividends on Federal Home Loan Bank stock	(74)	(73)
Net securities gains	(27)	(290)
Net loss (gain) on sale of premises and equipment	5	(65)
Loan loss provision	900	812
Recognition of deferred compensation relating to ESOP	24	195
Decrease in accrued interest and other assets	66	890
Increase in accrued interest and other liabilities	1,296	346
Net cash from operating activities	8,040	6,363
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available-for-sale	(5,989)	(7,056)
Proceeds from sales of investment securities available-for-sale	1,024	12,482
Proceeds from calls and maturities of investment
securities available-for-sale	20,782	22,626
Increase in deposits with FHLB	(105)	--
Increase in other investments	(11)	--
Loan originations, net	(29,532)	(32,090)
Proceeds from sale of premises and equipment	55	128
Purchase of premises and equipment	(1,893)	(2,364)
Net cash from investing activities	(15,669)	(6,274)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	42,423	5,227
Net (repayments) borrowings	(4,015)	22,590
Proceeds from exercise of stock options	27	344
Net cash from financing activities	38,435	28,161
INCREASE IN CASH AND CASH EQUIVALENTS	30,806	28,250
CASH AND CASH EQUIVALENTS - Beginning of the period	41,437	34,731
CASH AND CASH EQUIVALENTS - End of the period	$ 72,243	$ 62,981

See accompanying notes

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2003

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The interim consolidated financial statements are not audited, but include all adjustments that management considers necessary for a fair presentation of our financial position and results of operations for such interim periods.

Balance sheet data as of December 31, 2002 was derived from audited financial statements and does not include all disclosures contained in the 2002 Annual Report to Shareholders. The interim consolidated financial statements should be read in conjunction with our 2002 consolidated financial statements, including the notes thereto, included in the 2002 Annual Report to Shareholders. The reader should keep in mind that the results of operations for the interim periods shown in the accompanying consolidated financial statements are not necessarily indicative of results for any future interim periods or the entire fiscal year.

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

Elements of our accounting policies are inherently subject to estimation techniques, valuation assumptions and other subjective assessments that management has identified as being critical to an understanding of the consolidated financial statements. These policies relate primarily to the determination of our allowance for loan losses and the valuation of goodwill.

There are other complex accounting standards that require the Company to employ significant judgment in interpreting and applying certain of the principles prescribed by those standards. These judgments include the determination of whether a financial instrument or other contract meets the definition of a derivative and qualifies for accounting in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”. These judgments also include significant estimates and assumptions necessary to determine the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB Statement No. 123.” These policies and judgments, estimates and assumptions are described in greater detail in the Notes to the consolidated financial statements included in our 2002 Annual Report on Form 10-K. We believe that the judgments and estimates and assumptions used in the preparation of our consolidated financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of our consolidated financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition.

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

The effect of applying the fair value-based method to stock options granted during the nine months ended September 30, 2003 and 2002, resulted in an estimated weighted-average grant date fair value of $2.28 for the three months ended September 30, 2003 (there were no options issued in the three months ended September 30, 2002) and $1.97 and $2.17 for the nine months ended September 30, 2003 and 2002. Had compensation cost been determined consistent with SFAS No. 123, our net

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2003

income and earnings per common share, and diluted earnings per common share for the three and nine months ended September 30, 2003 and 2002 , would have been as follows (in thousands, except per share amounts):

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Net income:
As reported	$ 1,642	$ 1,089	$ 4,411	$ 3,024
Pro forma	$ 1,635	$ 1,062	$ 4,348	$ 2,970
Basic earnings per common share:
As reported	$ 0.13	$ 0.09	$ 0.36	$ 0.25
Pro forma	$ 0.13	$ 0.09	$ 0.36	$ 0.25
Diluted earnings per share:
As reported	$ 0.13	$ 0.09	$ 0.36	$ 0.25
Pro forma	$ 0.13	$ 0.09	$ 0.36	$ 0.24

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for September 30, 2003 and 2002.

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Dividend yield	5.1%	5.1%	5.1%	5.1%
Expected life (years)	3 years	3 years	3 years	3 years
Expected volatility	48%	46%	48%	46%
Risk-free rate	3.3%	3.3%	3.3%	3.3%

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

NOTE 2 - INVESTMENT SECURITIES AVAILABLE-FOR-SALE

Investment securities available for sale at September 30, 2003 and December 31, 2002 consisted of the following:

	2003
(Dollars in 000's)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
U.S. agency securities	$ 5,993	$ 87	$ --	$ 6,080
Mortgage-backed securities
and collateralized mortgage obligations	651	12	(2)	661
Obligations of states and
political subdivisions	13,995	584	--	14,579
Corporate bonds	3,959	117	--	4,076
Other securities	336	--	--	336
Total	$24,934	$800	$(2)	$25,732

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2003

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
At September 30, 2003, $22.2 million in investment securities available-for-sale were pledged to secure public deposits, nonpublic deposits and borrowings.

NOTE 3 - LOANS, NON-PERFORMING LOANS AND ASSETS AND ALLOWANCE FOR LOAN LOSSES

Loans as of September 30, 2003 and December 31, 2002 consisted of the following:

(Dollars in 000's)	2003	2002
Real estate-commercial	$264,955	$255,172
Real estate-construction	55,293	47,221
Real estate-residential	3,129	3,925
Commercial	51,077	46,797
Agricultural	9,692	7,410
Consumer	34,149	34,648
Other	8,077	3,177
	426,372	398,350
Less:
Allowance for loan losses	5,367	4,838
Deferred loan fees	1,156	1,238
	6,523	6,076
Loans, net	$419,849	$392,274
Transactions in the allowance for loan losses for the nine months ended September 30, 2003 and September 30, 2002 were as follows:

(Dollars in 000's)	2003	2002
Balance - Beginning of the period	$ 4,838	$ 4,825
Loans charged-off	(414)	(450)
Loan recoveries	43	96
Loan loss provision	900	812
Balance - End of the period	$ 5,367	$ 5,283

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2003

The following table sumarizes non performing assets as of September 30, 2003 and December 31, 2002:

(Dollars in 000's)	2003	2002
Loans on non-accrual status	$ 1,146	$ 3,410
Loans past due greater than 90 days but
not on non accrual status	31	59
Total non-performing loans	1,177	3,469
Other real estate owned	1,142	85
Total non-perfoming assets	$ 2,319	$ 3,554
Percentage of non-performing loans to total loans	0.28%	0.87%
Percentage of non-performing assets to total assets	0.41%	0.69%
NOTE 4 - LINE OF CREDIT AND OTHER BORROWINGS

The Company has a line of credit available with the Federal Home Loan Bank of Seattle (FHLB) for up to approximately $83 million as of September 30, 2003. This line of credit is secured by loans and securities, including restricted FHLB stock owned by the Company, and is limited to 15% of the Bank’s total assets. Interest and principal payments are due monthly on any outstanding borrowings. As of September 30, 2003 and December 31, 2002, the Company had no outstanding balances on short-term advances from the FHLB under the line of credit. The Company has borrowed long-term funds from the FHLB against this line of credit, aggregating approximately $24.2 million and $24.8 million as of September 30, 2003 and December 31, 2002, respectively. As of September 30, 2003, $20.0 million is due July 21, 2006, $3.0 million is due August 28, 2008 and the remaining $1.2 million is due at various times through February 2014. The Company is making monthly principal payments of approximately $53,000 plus interest at rates of 2.77% to 7.63%, with a weighted average interest rate of 3.33% at September 30, 2003.

Borrowings of approximately $5.5 million and $8.9 million at September 30, 2003 and December 31, 2002, relate to repurchase agreements used for customer overnight sweep accounts. The cost of these funds at September 30, 2003 is an average annual rate of interest of approximately .93% for the nine months ended September 30, 2003.

Certain investment securities, as required, have been pledged as collateral to fully secure the long-term debt and the repurchase agreements.

Additionally, as of September 30, 2003, the Company has approximately $20 million in available borrowings through lines of credit with correspondent banks and through the Federal Reserve Bank’s discount window. No balances were outstanding as of September 30, 2003 and December 31, 2002.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve various levels and elements of credit and interest rate risk in excess of the amount recognized in the accompanying consolidated financial statements. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. As of September 30, 2003, the Company has $70.4 million of commitments to extend credit to customers and $5.6 million of standby letters of credit.

In the ordinary course of business, the Bank becomes involved in various litigation matters arising from normal banking activities. In the opinion of management, the ultimate disposition of these actions will not have a material adverse effect on the Bank’s consolidated financial position or results of operations.

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2003

NOTE 6 - EARNINGS PER SHARE

Our basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period, retroactively adjusted for all stock dividends. Our diluted earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding plus dilutive common shares related to stock options, retroactively adjusted for all stock dividends.

Three-months ended September 30:	2003	2002
Weighted average number of common shares:
Basic earnings per common share	12,157,282	12,104,400
Diluted earnings per common share	12,292,065	12,176,850

Nine-months ended September 30:	2003	2002
Weighted average number of common shares:
Basic earnings per common share	12,150,096	12,075,000
Diluted earnings common per share	12,208,896	12,154,800

NOTE 7 - RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This statement establishes standards regarding classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires financial instruments within the scope of this statement to be classified as liabilities (or an asset in some circumstances). Many of these financial instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. For financial instruments created before the issuance date of this statement and still existing at the beginning of the interim period of adoption, transition is achieved by reporting the cumulative effect of a change in an accounting principle by initially measuring the financial instruments at fair value. Our management does not expect that the application of the provisions of this statement will have a material impact on our consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for contracts entered into or modified after June 30, 2003, except for hedging relationships designated after June 30, 2003. The provisions of this statement relating to Statement 133 Implementation Issues, which have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. Our management does not expect that the application of the provisions of this statement will have a material impact on our consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123.” This statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement FASB No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Our management intends to continue using the intrinsic value method for stock-based employee compensation arrangements and, therefore, does not expect that the application provisions of this statement will have a material impact on our consolidated financial statements.

In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions.” This statement provides guidance on the accounting for the acquisition of a financial institution and applies to all acquisitions except those between two or more mutual enterprises. Our management does not expect that the application of the provisions of this statement will have a material impact on our consolidated financial statements.

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2003

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” This statement is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. Our management does not expect that the application of the provisions of this statement will have a material impact on our consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” This statement also rescinds FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers.” This statement amends FASB Statement No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Our management does not expect that the application of the provisions of this statement will have a material impact on our consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” This interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. This interpretation explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that is acquired before February 1, 2003. The Interpretation applies to public enterprises as of the beginning of the applicable interim or annual period, and it applies to nonpublic enterprises as of the end of the applicable annual period. Our management does not expect that the application of the provisions of this interpretation will have a material impact on our consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing a guarantee. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 31, 2002, and the initial recognition and initial measurement provisions shall be applied on a prospective basis to guarantees issued or modified after December 31, 2002. Our management does not expect that the application of the provisions of this interpretation will have a material impact on our consolidated financial statements.

NOTE 8 - AGREEMENT OF MERGER

The Company signed a definitive agreement of merger on September 15, 2003 with Mid Valley Bank headquartered in Red Bluff, California. Under the terms of the agreement, Mid Valley Bank will merge with and into the Company and Mid Valley Bank shareholders will receive approximately $25 million in Company stock and cash. This translates into an estimated 1,715,000 shares of Company stock and $9,811,000 in cash. The agreement was unanimously approved by the board of directors of both entities and the transaction is expected to close early in the first quarter of 2004. The merger is subject to approval by the shareholders of Mid Valley Bank.

Mid Valley Bank, with $177 million in assets at June 30, 2003, presently has five locations in the Northern California communities of Red Bluff, Redding, Corning and Chico. The addition of Mid Valley Bank will expand the number of full service offices in Northern California to fourteen. Following the acquisition, the Company will have thirty-one full-service banking offices and is expected to have total assets exceeding $725 million and a market capitalization in excess of $120 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

HIGHLIGHTS

As more fully discussed in the following sections, the Company earned $1,642,000 for the quarter ended September 30, 2003; an increase of 50.8% compared to $1,089,000 in net income for the quarter ended September 30, 2002. For the nine months ended September 30, 2003, the Company earned $4,411,000, an increase of 45.9% compared to $3,024,000 in net income the first nine months of 2002. The increase in net income for the third quarter of 2003 is due to an increase of $519,000 in net interest income after the provision for loan losses, an increase of $299,000 in non-interest income and a $7,000 decrease in non-interest expense, offset by an increase of $272,000 in the provision for income taxes. The increase in net income the first nine months of 2003 is due to an increase of $1.2 million in net interest income after the provision for loan losses, an increase of $584,000 in non-interest income and an $125,000 decrease in non-interest expense, offset by an increase of $646,000 in the provision for income taxes. Our diluted earnings per share was $0.13 and $0.09 for the quarters ended September 30, 2003 and 2002, respectively, and was $0.36 and $0.25 for the nine months ended September 30, 2003 and 2002, respectively. Return on average shareholders’ equity was 12.39% and return on average assets was 1.20% for the quarter ended September 30, 2003 compared to a return on average shareholders’ equity of 9.23% and a return on average assets of 0.87% for the quarter ended September 30, 2002. Return on average shareholders’ equity was 11.41% and return on average assets was 1.11% for the nine months ended September 30, 2003 compared to a return on average shareholders’ equity of 8.64% and a return on average assets of 0.82% for the nine months ended September 30, 2002.

At September 30, 2003 and December 31, 2002, gross loans totaled $426.4 and $398.4 million, respectively, which, represents a 7.0% increase. The growth in loans at September also represents a 9.4% increase over gross loans at September 30, 2002 of $389.9 million. This increase in loans was achieved despite a continuing competitive market for loans during a very low interest rate environment as the Company continues to build on its strong customer relationships. Deposits were $470.8 million at September 30, 2003 compared to $428.3 million at December 31, 2002 and $435.3 million at September 30, 2002, representing increases of 9.9% and 8.2%, respectively. The increase in deposits is attributed to our continued emphasis on improving the core deposit base and offering attractive deposit products to customers.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

The Company recognized net income of $1,642,000 for the three months ended September 30, 2003, which was an increase of $553,000 or 50.8% compared to the same period in 2002. Contributing to the improvement in net income was an increase in interest income of $108,000, a decline of $486,000 in interest expense and an increase of $299,000 in non-interest income.

The following table presents information regarding yields on interest-earning assets, rates paid on interest-bearing liabilities, net interest spreads, net yields on average interest-earning assets, return on average assets and return on average equity for the periods indicated (dollars in thousands):

Analysis for the three-month period ended September 30, 2003 and 2002	2003	2002	Increase (Decrease)	%Change
Average fed funds sold and investments	$ 75,254	$ 60,670	$ 14,584	24.0%
Average gross loans	418,860	387,260	31,600	8.2%
Average interest earning assets	494,114	447,930	46,184	10.3%
Average interest bearing liabilities	383,794	360,921	22,873	6.3%
Average total assets	545,864	499,483	46,381	9.3%
Average equity	52,996	47,213	5,783	12.2%

Average yield earned (1)	6.69%	7.28%	(0.59)	-8.1%
Average rate paid	1.26%	1.80%	(0.54)	-30.0%
Net interest spread	5.43%	5.48%	(0.05)	-0.9%
Net interest income to average
interest earning assets (net interest margin) (1)	5.44%	5.47%	(0.03)	-0.5%
Return on average assets	1.20%	0.87%	0.33	37.9%
Return on average equity	12.39%	9.23%	3.16	34.2%
Efficiency ratio (2)	66.39%	74.57%	(8.18)	-11.0%

Notes: (1) Tax equivalent at a 34% rate (2) Non-interest expense divided by net interest income plus non-interest income

NET INTEREST INCOME - Net interest income before the loan loss provision increased $594,000 for the three-month period ended September 30, 2003 over the same period in 2002. The increase was primarily due to a decline in interest expense of $486,000; $237,000 of which was represented by a decrease in interest expense on time deposits and a $243,000 decrease in interest expense on interest-bearing demand and savings accounts. This decrease in interest expense is the result of management’s decision to reduce the Bank’s concentration in higher priced time certificate accounts, an effort to increase our share of non-interest bearing demand deposit accounts and a period of continuing low interest rates for deposit products. While interest expense has declined, deposits as of September 30, 2003, have increased 8.2% compared to deposit totals one year ago and non-interest bearing demand deposits have increased 19.8% over the same time period. Also contributing to the growth of net interest income was an improvement in interest income of $108,000. Interest income grew as the result of a $261,000 increase in loan interest income largely as the result of a $36.4 million increase in net loans from September 30, 2002 to September 30, 2003. This increase was offset by a reduction of $190,000 in interest income on investment securities as our volume of interest-earning investments decreased approximately $11.4 million from September 30, 2002 to September 30, 2003. This is the result of higher rate interest-bearing securities, primarily US government agency debt securities, being called prior to maturity. Interest income on federal funds sold also contributed to the growth in net interest income, increasing $39,000 in the third quarter of 2003 compared to the third quarter of 2002 as the balance in federal funds sold increased from $33.6 million at September 30, 2002 to $52.6 million at September 30, 2003 where funds received from long-term investments that were called were re-deployed into short-term investments. Overall, our average interest-earning assets increased approximately $46.2 million in the third quarter of 2003 over the third quarter of 2002 and average interest-bearing liabilities increased approximately $22.9 million over the same time frame. As a result, our tax-adjusted net interest margin decreased 3 basis points from 5.47% to 5.44% for the third quarter of 2003 compared to the third quarter of 2002. Despite the low interest rates set by the Federal Reserve, management does not believe potential changes in rates will have a material impact on the net interest margin because, in their view, we have established a strong core deposit base and quality credit portfolio in a very competitive market. Management expects the net interest margin to remain fairly stable for the remainder of 2003.

LOAN LOSS PROVISION; LOAN LOSS RESERVE - The loan loss provision during the three-month period ended September 30, 2003 was $300,000 compared to $225,000 for the three-month period ended September 30, 2002. The Company had net charge-offs of $188,650 during the three-month period ended September 30, 2003, compared to net charge-offs of $144,000 for the corresponding period in 2002. The allowance for loan losses remained stable at $5.4 million as of September 30, 2003, compared to $5.3 million at September 30, 2002. Management believes that non-performing loans have been adequately provided for in the allowance for loan losses. Our ratio of allowance for loan losses to total loans was 1.26% at September 30, 2003, compared to 1.36% at September 30, 2002. Non-performing assets (defined as loans on non-accrual status, loans 90 days or more past due and other real estate owned) either specifically reserved for potential losses or adequately collateralized totaled $2.3 million and $5.5 million at September 30, 2003 and 2002, respectively. The ratio of non-performing assets to total assets improved from 1.05% as of September 30, 2002, to 0.41% as of September 30, 2003. This improvement is the result of our focus on reducing non-performing assets while growing the loan portfolio without sacrificing credit quality or future earnings, and management believes the loan loss reserve is adequate in light of their assessment of our credit quality generally and specifically identified loans in our portfolio.

NON-INTEREST INCOME - Non-interest income increased 23.0 % to $1.6 million for the three months ended September 30, 2003, as compared to $1.3 million for the same period in 2002. Of this increase, $161,000 relates to an increase in mortgage brokerage fees, $141,000 relates to increases in account service fees and $30,000 relates to increases in income from investment company activity. Mortgage brokerage fees increased as loans closed for the third quarter improved to $46.0 million in 2003 from $27.9 million in 2002. Account service fees increased as a result of the introduction of new products and services and by the increase in non-interest bearing demand deposit accounts. These increases were offset by a $47,000 decline in other income in the third quarter of 2003. A significant portion of other income in the third quarter of 2002 came from gains of $110,000 recognized on the sale of other real estate owned. Such gains were not experienced in 2003.

NON-INTEREST EXPENSE - Non-interest expense decreased $7,000 for the three months ended September 30, 2003 as compared to the corresponding period in 2002. Salaries and employee benefits decreased $23,000 as a result of salary deferrals associated with loan origination costs. Occupancy and equipment expenses decreased by $61,000 for the three months ended September 30, 2003, as compared to the same period in 2002. This decline is due to decreased depreciation on equipment that has become fully depreciated or disposed of and due to our continued effort to reduce costs in areas such as repairs and maintenance, especially in the area of computer hardware and software expenses. All other non-interest expenses increased by $77,000.

EFFICIENCY RATIO - Our efficiency ratio was 66.39% during the third quarter of 2003 compared to 74.57% for the third quarter of 2002. The improvement resulted primarily from increased net interest income, increased non-interest income, particularly service charges and mortgage loan brokerage fees, reduced occupancy and equipment costs and reduced legal fees as the quality of our credit portfolio improved. These results were the product of management’s attention to controlling expenses and growing both core relationships and non-interest income. This is the third consecutive quarter that we have shown significant improvement over the prior year efficiency ratio. This positive trend is in line with management’s projection for an efficiency ratio in the 62% to 64% range for the fourth quarter of 2003. This ratio, however, does not reflect the benefits of several tax sensitive items. The tax equivalent efficiency ratio, adjusted for the effective tax rate on interest earned on municipal bonds, tax-free loan interest income, tax credits earned on certain equipment leases and income earned on the increase on the cash surrender value of life insurance, was 64.88% for the third quarter of 2003 compared to 73.17% for the third quarter of 2002.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

The Company had net income of $4,411,000 for the nine months ended September 30, 2003, an increase of $1.3 million or 45.9% compared to the same period in 2002. This increase is due mainly to a $1.3 million increase in net interest income, a $584,000 increase in non-interest income and a $125,000 decrease in non-interest expense offset by an increase of $646,000 in applicable income taxes over the comparative nine-month period ended September 30, 2002.

The following table presents information regarding yields on interest-earning assets, expense on interest-bearing liabilities, net interest spread, net yields on average interest-earning assets, return on average assets and return on average equity for the nine month period ended September 30, 2003 and 2002 (dollars in thousands):

Analysis for the nine-month period ended September 30, 2003 and 2002	2003	2002	Increase (Decrease)	%Change
Average fed funds sold and investments	$ 72,436	$ 64,330	$ 8,106	12.6%
Average gross loans	406,309	375,787	30,522	8.1%
Average interest earning assets	478,745	440,117	38,628	8.8%
Average interest bearing liabilities	378,061	358,494	19,567	5.5%
Average total assets	531,258	490,602	40,656	8.3%
Average equity	51,530	46,670	4,860	10.4%

Average yield earned (1)	6.74%	7.43%	(0.69)	-9.3%
Average rate paid	1.40%	1.99%	(0.59)	-29.6%
Net interest spread	5.34%	5.44%	(0.10)	-1.8%
Net interest income to average
interest earning assets (net interest margin)(1)	5.36%	5.43%	(0.07)	-1.3%
Return on average assets	1.11%	0.82%	0.29	35.4%
Return on average equity	11.41%	8.64%	2.77	32.1%
Efficiency ratio (2)	67.94%	74.49%	(6.55)	-8.8%

Notes: (1) Tax equivalent at a 34% rate (2) Non-interest expense divided by net interest income plus non-interest income

NET INTEREST INCOME — Net interest income before the loan loss provision increased $1.3 million for the nine-month period ended September 30, 2003 over the same period in 2002. This is the result of a $1.6 million decrease in interest expense offset by a $303,000 decrease in interest income. The decrease in interest expense is the result of management’s decision to reduce the Bank’s concentration in higher priced time certificate accounts and a reflection of the continued low interest rate environment for deposit products. Management has also concentrated on changing our core deposit mix by increasing the percentage of non-interest bearing deposits, which grew from 21.0% of total deposits at September 30, 2002 to 23.2% of total deposits at September 30, 2003. These changes caused our cost of funds to decrease 59 basis points, from 1.99% for the nine months ending September 30, 2002, to 1.40% for the nine months ending September 30, 2003. The decline in interest income is due primarily to a $866,000 reduction in interest income from investment securities for the first nine months of 2003 compared to 2002. This is the result of a decrease in the balance of investment securities available for sale from $37.1 million at September 30, 2002 to $25.7 million at September 30, 2003 as higher interest rate securities, mainly government agencies, continue to be called in the current interest rate environment. Due to this current interest rate trend, management has decided to reinvest proceeds from called securities into short-term federal funds. The decrease in earnings from investment securities was offset by increases in loan interest income of $386,000 and interest income on federal funds sold of $176,000 for the corresponding periods in 2003 and 2002. These factors caused our tax adjusted net interest margin to decrease 7 basis points from 5.43% to 5.36% for the comparative periods ending September 30, 2002 and September 30, 2003, respectively.

LOAN LOSS PROVISION; LOAN LOSS RESERVE — The loan loss provision during the nine-month period ended September 30, 2003 was $900,000 compared to $812,000 for the nine-month period ended September 30, 2002. The Company had net charge-offs of $414,000 during the nine-month period ended September 30, 2003, compared to net charge-offs of $450,000 for the corresponding period in 2002. The allowance for loan losses was $5.4 million at September 30, 2003 compared to $5.3 million at September 30, 2002, and is considered adequate by management to absorb potential losses in the loan portfolio.

NON-INTEREST INCOME – Non-interest income continued its double-digit growth in 2003 as it increased 14.8% from $3.9 million for the nine months ended September 30, 2002 to $4.5 million for the same period in 2003. Of this increase, $265,000 relates to an increase in mortgage loan brokerage fees, $90,000 relates to an increase in revenue from our investment subsidiary, $74,000 relates to an increase in other commissions and fees, $318,000 relates to increases in account service fees and $100,000 relates to increases in other income. Mortgage loan brokerage fees increased as mortgage loans booked through September 30 grew $26.1 million, from $92.8 million in 2002 to $118.9 million in 2003. Revenue from the investment subsidiary grew as the performance of the stock market continues to rebound from 2002. Deposit account fees contributed to the increase in service charges due to the introduction of new services and products available to customers and also an increase in non-interest bearing deposit accounts. The improvement in other income was driven by the increase in the cash surrender value of life insurance policies held by the Company on its top executives as policies totaling approximately $4.5 million were purchased in the fourth quarter of 2002. These increases were offset by a $263,000 decrease in gains on sales of investment securities.

NON-INTEREST EXPENSE – For the nine months ended September 30, 2003, non-interest expense decreased $125,000 as compared to the same period in 2002. Salaries and employee benefits decreased $217,000 as salary deferrals associated with loan origination costs offset increases in other areas such salaries, bonus and commissions, and executive retirement expenses. Despite putting two new full-service branches into operation during the last year, occupancy and equipment expenses decreased $22,000 for the nine months ended September 30, 2003 compared to the same period in 2002 due in part to decreased depreciation on equipment that has become fully depreciated or disposed of and in part to our continuing effort to reduce costs in areas such as repairs and maintenance. Other non-interest expenses increased by $114,000.

EFFICIENCY RATIO — Our efficiency ratio continued to post significant improvement, dropping from 74.49% for the nine-month period ended September 30, 2002 to 67.94% for the comparative period of 2003. This improvement resulted from increased net interest income, increased service charges and mortgage loan brokerage fees, reduced employee costs and reduced legal fees as the quality of our credit portfolio improved. These results were the product of management’s attention to controlling expenses and growing both core relationships and non-interest income. This ratio, however, does not reflect the benefits of several tax sensitive items. The tax equivalent efficiency ratio, adjusted for the effective tax rate on interest earned on municipal bonds, tax-free loan interest income, tax credits earned on certain equipment leases and income earned on the increase on the cash surrender value of life insurance, was 66.31% for the nine months ended September 30, 2003 compared to 73.05% for the nine months ended September 30, 2002.

FINANCIAL CONDITION — Total assets of $559.2 million at September 30, 2003 represents an 8.6% improvement over total assets as of December 31, 2002. The increase in total assets was primarily in the area of federal funds sold and loans as the balance of investment securities decreased. Federal funds sold increased from $12.5 million at December 31, 2002 to $52.6 million at September 30, 2003. Additional liquidity was generated from increased deposits and the sales and calls of available-for-sale investment securities.

At September 30, 2003 net loans comprised 75.1% of total assets compared to 76.2% at December 31, 2002. The allowance for loan losses increased from $4.8 million at December 31, 2002 to $5.4 million at September 30, 2003. The increase in the allowance for loan losses is primarily related to overall growth in the loan portfolio and specific and inherent losses identified by management. Our ratio of allowance for loan losses to total loans was 1.26% at September 30, 2003, compared to 1.21% at December 31, 2002. Non-performing assets (defined as loans on non-accrual status, loans 90 days or more past due and other real estate owned) either specifically reserved for potential losses or adequately collateralized were $2.3 million and $3.6 million at September 30, 2003 and December 31, 2002, respectively.

Deposits increased to $470.8 million at September 30, 2003 resulting in a loan-to-deposit ratio of 89.2% compared to 91.6% as of December 31, 2002. Management continues to concentrate on reducing the number of higher-priced time certificate accounts and replacing them with non-interest-bearing demand accounts. The percentage of non-interest-bearing deposits to total deposits increased to 23.2% at September 30, 2003 compared to 21.4% at December 31, 2002, continuing a trend seen throughout the nine-month period.

The following table sets forth certain summary balance sheet information for September 30, 2003 and December 31, 2002.

(Dollars in 000's)	September 30 2003	December 31 2002	Increase (Decrease) 9/30/03 - 12/31/02
ASSETS
Federal funds sold	$ 52,650	$ 12,485	$ 40,165	321.7%
Investments	25,732	41,598	(15,866)	-38.1%
Federal Home Loan Bank
deposits and stock	2,083	1,904	179	9.4%
Loans, net	419,849	392,274	27,575	7.0%
Other assets (1)	58,922	66,823	(7,901)	-11.8%
Total assets	$559,236	$515,084	$ 44,152	8.6%
LIABILITIES
Non-interest-bearing
deposits	$109,434	$ 91,611	$ 17,823	19.5%
Interest-bearing
deposits	361,326	336,726	24,600	7.3%
Total deposits	470,760	428,337	42,423	9.9%

Other liabilities (2)	34,856	37,575	(2,719)	-7.2%
Total liabilities	505,616	465,912	39,704	8.5%
SHAREHOLDERS'
EQUITY	53,620	49,172	4,448	9.0%
Total liabilities
and share-
holder's equity	$559,236	$515,084	$ 44,152	8.6%

(1) Includes cash and due from banks, other equity investments, property and equipment, goodwill and accrued interest receivable
(2) Includes borrowings, repurchase agreements, accrued interest payable and other liabilities

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY — Liquidity enables the Company to fund loan commitments and meet customer withdrawals of deposits. The Company maintains its liquidity position through maintenance of cash resources and the stability of its core deposit base. Liquidity increased during the nine-month period ended September 30, 2003. Excess cash was invested on a short-term basis in federal funds sold and interest-earning deposits with the FHLB. As of September 30, 2003, the Company had $52.6 million in federal funds sold.

A further source of liquidity is our ability to borrow funds by maintaining a secured line-of-credit with the FHLB of up to 15% of the Bank’s total assets. As of September 30, 2003, $24.2 million had been advanced in long-term borrowings from the FHLB against our credit line. Other borrowings of approximately $5.5 million relate to repurchase agreements for customer overnight sweep accounts. The average cost of these two borrowings was approximately 2.78% for the first nine months of 2003 compared to 3.01% for the same period in 2002. The Company also has established secured credit lines of approximately $20 million through certain correspondent banks and the discount window with the Federal Reserve Bank of San Francisco.

At September 30, 2003, the Company had approximately $70.4 million in outstanding commitments to extend credit for newly approved loans and construction projects. Under the terms of construction project commitments, completion of specified project benchmarks must be certified before funds may be drawn. In addition, management expects that, as is common within the banking industry, a portion of these commitments will expire or terminate without funding. Management believes that our available resources will be sufficient to fund these commitments in the normal course of business.

CAPITAL RESOURCES — Federal regulators require the measurement of various capital ratios, including risk-based capital measurements. Risk-weighted ratios require an analysis that weights balance sheet and off-balance sheet items for their inherent risk. It requires minimum standards for risk-based capital by capital tier. As a minimum requirement, the total risk-based capital ratio should be at least 8.00%, the Tier 1 capital ratio should be at least 4.00%, and the leverage capital ratio should be at least 4.00%. At September 30, 2003, our regulatory capital ratios were as follows: total risk-based capital ratio of 10.59%, Tier 1 capital ratio of 9.47%, and a leverage capital ratio of 8.38%. If the Company achieved only minimum regulatory capital levels, further growth could be restricted to the level attainable through generation and retention of net income or the Company may find it necessary to seek additional capital from outside sources. Management continually focuses on current and projected capital adequacy and where deemed appropriate, will seek approval from our board of directors to raise additional capital.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates. Our market risk arises principally from interest rate risk in its lending, deposit and borrowing activities. The Company is experiencing a positive response to its interest rate management through a reduction in the cost of deposits as non-interest-bearing deposits increase and certificates of deposits with higher interest rates mature and are not renewed. Management actively monitors and manages its interest rate risk exposure. Although the Company manages other risks, such as credit quality and liquidity risk, in the normal course of business, management considers interest rate risk to be a significant risk factor, which could have the largest material effect on our financial condition and results of operations. Other types of market risks, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of our business activities. The Company did not experience a significant change in market risk at September 30, 2003 as compared to December 31, 2002.

As stated in the annual report on Form 10-K for 2002, the Company attempts to monitor interest rate risk from the perspective of changes in the economic value of equity, also referred to as net portfolio value (“NPV”), and changes in net interest income. Changes to the NPV and net interest income are simulated using instant and permanent rate shocks of plus and minus 200 basis points, in increments of 50 basis points. It is our policy to manage interest rate risk to maximize long-term profitability under the range of likely interest-rate scenarios. For additional information, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” referenced in our annual report on Form 10-K for the year ended December 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS. In the normal course of business, PremierWest is a party to various legal actions. Generally, these actions, if decided adversely to the Company, would not have a material adverse impact on our business, financial condition or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) [Not applicable.]

(b) [Not applicable.]

(c) [Not applicable]

(d) [Not applicable.]

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(a) [Not applicable.]

(b) [Not applicable.]

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of securities holders of PremierWest during the quarter ended September 30, 2003.

ITEM 5. OTHER INFORMATION

[None.]

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
3.1	Articles of Incorporation of PremierWest Bancorp*
3.2	Amended & Restated Bylaws of PremierWest Bancorp
4.1	Stock Certificate*
10.10	Agreement of Merger among the registrant, the Bank and Mid Valley Bank dated September 15, 2003.
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) of Rule 15d-14(a).
32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

* Incorporated by reference to the registration statement on Form S-4 filed with the commission on February 4, 2000, and all amendments thereto (commission file no. 333-96209).

(b)	Reports on Form 8-K

On July 11, 2003, the Company filed a current report on Form 8-K to provide under Items 7 and 9 a press release reporting the approval of our application with NASDAQ to list our common stock on the NASDAQ SmallCap Market.

On July 14, 2003, the Company furnished a current report on Form 8-K to provide under Items 7, 9 and 12 a press release reporting the release of earnings for the second quarter of 2003. Such information shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934.

On July 31, 2003, the Company filed a current report on Form 8-K to furnish under Item 5 a press release reporting the listing and trading of our common stock on the NASDAQ SmallCap Market.

On September 19, 2003, the Company filed a current report on Form 8-K to furnish under Items 7 and 9 a press release announcing that the Company had entered into Agreement of Merger with Mid Valley Bank, pursuant to which Mid Valley Bank will merge with and into the Company subject to certain conditions.

On October 9, 2003, the Company filed a current report on Form 8-K to provide under Items 7, 9 and 12 a press release reporting the release of earnings for the third quarter of 2003. Such information shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934.

SIGNATURES: Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: November 7, 2003 PREMIERWEST BANCORP

/s/ John L. Anhorn John L. Anhorn, President and Chief Executive Officer

/s/ Tom Anderson Tom Anderson, Senior Vice President and Chief Financial Officer

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. Our other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of our disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting; and

5. Our other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to our auditors and the audit committee of our board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect our ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in our internal control over financial reporting.

Date: November 7, 2003

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. Our other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of our disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting; and

5. Our other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to our auditors and the audit committee of our board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect our ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in our internal control over financial reporting.

Date: November 7, 2003

/s/ Tom Anderson
Tom Anderson
Senior Vice President & Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of PremierWest Bancorp (the “Company”) on Form 10-Q for the quarter ended September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, John Anhorn, President and Chief Executive Officer of the Company, herby certify, as of the date hereof, solely for purposes of 18 U.S.C. §1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company at the date and for the periods indicated.

/s/ John Anhorn
John Anhorn
President and Chief Executive Officer
November 7, 2003

EXHIBIT 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of PremierWest Bancorp (the “Company”) on Form 10-Q for the quarter ended September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Tom Anderson, Senior Vice-President and Chief Financial Officer of the Company, hereby certify, as of the date hereof, solely for purposes of 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company at the date and for the periods indicated.

/s/ Tom Anderson
Tom Anderson
Senior Vice President and Chief Financial Officer
November 7, 2003