Form 10-K
period 2003-12-31
PREMIERWEST BANCORP
filed 2004-03-12
CIK 1102287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2003

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission file number: 000-50332

PREMIERWEST BANCORP
(Exact name of registrant as specified in its charter)

Oregon (State of incorporation)	93-1282171 (I.R.S. Employer Identification No.)

503 Airport Road
Medford, Oregon   97504
(Address of principal executive offices)

Registrant's telephone number: (541) 618-6003

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, No Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes_X__ No

As of January 27, 2004, there were 12,151,890 shares of common stock outstanding. The aggregate market value of common stock held by nonaffiliates was approximately $101 million; based on the average bid and ask prices of such stock on that date as reported by the OTC Bulletin Board System.

Documents Incorporated by Reference:

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held May 26, 2004 are incorporated by reference into Part III.

PREMIERWEST BANCORP
FORM 10-K
TABLE OF CONTENTS
		PAGE
Disclosure Regarding Forward Looking Statements		1

PART I
Item 1.	Business	1 - 8
Item 2.	Properties	8 - 9
Item 3.	Legal Proceedings	10
Item 4.	Submission of Matters to a Vote of Security Holders	10

PART II
Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters	11
Item 6.	Selected Financial Data	12
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13 - 34
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	34 - 36
Item 8.	Financial Statements and Supplementary Data	37
Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	38
Item 9A	Controls and Procedures	38

PART III
Item 10.	Directors, Executive Officers of the Registrant	38
Item 11	Executive Compensation and Report of Compensation Committee	38
Item 12.	Security Ownership of Certain Beneficial Owners and Management	38 - 39
Item 13.	Certain Relationships and Related Transactions	39
Item 14.	Principal Accounting Fees and Services	39

PART IV
Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	40 - 41

SIGNATURES		42 - 43

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

        This report includes forward-looking statements within the meaning of the "safe-harbor" provisions of Sections 21D and 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on the beliefs of PremierWest Bancorp's (the Company) management and on assumptions made by management on the basis of information currently available. Other than for statements of historical fact, all statements about our financial position and results of operations, business strategy and management's plans and objectives for future operations are forward-looking statements. When used in this report, the words "anticipate," "believe," "estimate," "expect," and "intend" and words or phrases of similar meaning, as they relate to the Company or management, are intended in part to help identify forward-looking statements. Examples of forward-looking statements include, but are not limited to statements that include projections or management's expectations for revenues, income or expenses, earnings per share, capital expenditures, dividends, capital structure and other financial items; statements of the plans and objectives of the Company, its management or its board of directors, including the introduction of new products or services, plans for expansion, acquisitions or future growth and estimates or predictions of actions by customers, vendors, competitors or regulatory authorities; statements about future economic performance; and statements of assumptions underlying other statements about the Company and its business. Although management believes that the expectations reflected in forward-looking statements are reasonable, we can make no assurance that such expectations will prove correct. Forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements. These risks and uncertainties include our ability to conclude and effectively integrate our previously disclosed merger with Mid Valley Bank; factors that might increase the costs or delay or diminish the expected benefits of that merger; factors that might inhibit our ability to maintain or expand our market share or our net interest margins; and factors that could limit or delay implementation of our marketing and growth strategies. Further, actual results may be affected by our ability to compete on price and other factors with other financial institutions; customer acceptance of new products and services; localized economic conditions and events that disproportionately affect our business; and general trends in the banking industry, interest rate economy and regulatory environment. In addition, we face various risks inherent in the banking industry relating to collectibility of loans and changes in interest rates. See other risks identified in the section captioned "Factors that May Affect Future Results of Operations." Other risks include those identified from time to time in our past and future filings with the Securities and Exchange Commission. Note that this list of risks is not exhaustive, and risks identified are applicable as of the date made and cannot be updated.

PART I

ITEM 1. BUSINESS

INTRODUCTION

        PremierWest Bancorp, an Oregon corporation (the "Company"), is a financial services holding company headquartered in Medford, Oregon. We operate primarily through our subsidiary, PremierWest Bank ("PremierWest Bank" or "Bank" and collectively with the Company, "PremierWest"). PremierWest conducts a general commercial banking business, gathering deposits from the general public and applying those funds to the origination of loans for commercial, real estate, and consumer purposes and investments. PremierWest was created from the merger of Bank of Southern Oregon and Douglas National Bank on May 8, 2000, and the simultaneous formation of a bank holding company for the resulting bank, PremierWest Bank. The merger was accounted for as a pooling of interests. Accordingly, the consolidated financial statements included elsewhere in this statement, and the following discussion, present the Company as if the merger had taken place prior to the periods presented. In April 2001, the Company acquired Timberline Bancshares, Inc. and its wholly-owned subsidiary, Timberline Community Bank ("Timberline"), with eight branch offices located in Siskiyou County in northern California. This acquisition was accounted for as a purchase. Accordingly, the consolidated financial statements of PremierWest include the results of operations of Timberline since the acquisition date. On January 23, 2004, the Company acquired Mid Valley Bank, with five branch offices located in the northern California counties of Shasta, Tehama, and Butte. This acquisition will also be accounted for as a purchase and be reflected in the 2004 consolidated financial statements of PremierWest from the date of acquisition forward.

        PremierWest Bank is a community bank offering a full range of financial products and services through a network of branches along the Interstate 5 freeway corridor between Roseburg, Oregon, and Redding, California. The Bank has three subsidiaries: Premier Finance Company, PremierWest Investment Services, Inc. and Blue Star Properties, Inc. Premier Finance Company has offices in Medford, Klamath Falls and Portland, Oregon. PremierWest Investment Services, Inc. operates throughout the Bank's entire market. Blue Star Properties serves solely to hold real estate properties of PremierWest and is currently inactive.

        PremierWest earned $6.0 million for the year ended December 31, 2003, a 39.53% increase compared to net income of $4.3 million for 2002. Net income of $4.3 million in 2002 was up 110.98% over 2001 earnings of $2.0 million. Our diluted earnings per share were $0.49, $0.35 and $0.18 for the years ended 2003, 2002 and 2001, respectively. Return on average shareholders' equity was 11.23% for the year ended December 31, 2003, compared to a return on average shareholders' equity of 9.13% and 5.12% for 2002 and 2001, respectively.

        On May 21, 2003, the Company filed an application for listing of its common stock on the Nasdaq SmallCap Market. Approval for the listing was received on July 10, 2003 and trading began on July 31, 2003 under the symbol "PRWT."

PRODUCTS AND SERVICES

        PremierWest Bank offers a broad range of banking services to its customers, principally to small and medium-sized businesses and professional and retail customers.

        Loan products - PremierWest Bank makes commercial and real estate loans, construction loans for owner-occupied and rental properties, commercial and equipment leases, and secured and unsecured consumer loans. Commercial and real estate-based lending has been the primary focus of the Bank's lending activities.

        Commercial lending - PremierWest Bank offers specialized loans for business and commercial customers, including equipment and inventory financing, accounts receivable financing, operating lines of credit, and real estate construction loans. PremierWest Bank also makes Small Business Administration loans to qualified businesses. A substantial portion of the Bank's commercial loans are designated as real estate loans for regulatory reporting purposes because they are secured by mortgages and trust deeds on real property, even if the loans are made to finance commercial activities, such as inventory and equipment purchases and leasing, and even if they are secured by other assets such as equipment or accounts receivable.

        One of the primary risks associated with commercial loans is the risk that the commercial borrower might not generate sufficient cash flows to repay the loan. PremierWest Bank always requires secondary sources of repayment, such as real estate collateral, and generally requires personal guarantees from the borrower's principals.

        Real estate lending - Real estate is commonly a material component of collateral for PremierWest Bank's loans. Although the expected source of repayment of these loans is generally business or personal income, real estate collateral provides an additional measure of security. Risks associated with loans secured by real estate include fluctuating land values, changing local economic conditions, changes in tax policies, and a concentration of real estate loans within a limited geographic area.

        Commercial real estate loans primarily include owner-occupied commercial properties and income-producing or farm properties. The primary risks of commercial real estate loans are the potential loss of income for the borrower and the ability of the market to sustain occupancy and rent levels. PremierWest Bank's underwriting standards limit the maximum loan-to-value ratio on real estate held as collateral and requires a minimum debt service coverage ratio for each of its commercial real estate loans.

        Although commercial loans and commercial real estate loans generally are accompanied by somewhat greater risk than single-family residential mortgage loans, commercial loans and commercial real estate loans tend to be higher yielding, have shorter terms and generally provide for interest-rate adjustments as prevailing rates change. Accordingly, commercial loans and commercial real estate loans assist with interest-rate risk management while contributing to strong asset and income growth.

        PremierWest Bank originates several different types of construction loans, including residential construction loans to borrowers who will occupy the premises upon completion of construction, residential construction loans to builders, commercial construction loans, and real estate acquisition and development loans. Because of the complex nature of construction lending, these loans have a higher degree of risk than other forms of real estate lending. Generally, the Bank mitigates its risk on construction loans by lending to customers who have been prequalified for long-term financing and who are using contractors acceptable to PremierWest Bank.

        Consumer lending - PremierWest Bank and Premier Finance Company, make secured and unsecured loans to individual borrowers for a variety of purposes including personal loans and revolving credit lines, as well as consumer loans secured by autos, boats, recreational vehicles, and other consumer products. Besides targeting non-bank customers in PremierWest Bank's immediate markets, Premier Finance Company also makes loans to Bank customers, where the loans may carry a higher risk than permitted under the Bank's lending criteria. Since consumer loans normally carry significantly higher interest rates than secured loans, PremierWest Bank and Premier Finance Company maintain a higher allowance for loan loss for consumer loans, while maintaining strict credit guidelines when considering consumer loan applications.

        Lease financing - During 2001, the Bank contracted with a commercial leasing management company in Portland, Oregon, to introduce commercial equipment lease financing to customers primarily involved in the waste management industry. Management initially viewed commercial leasing as an alternative that brought additional flexibility to conventional borrowing for the purchase of business equipment. However, during 2002 management elected to curtail its leasing activities in favor of other commercial banking opportunities. There were no new leases booked during 2003 and management does not expect significant leasing activity to occur during 2004.

        Deposit products and other services - PremierWest Bank offers a variety of traditional deposit products to attract both commercial and consumer deposits through checking and savings accounts, money market accounts, and certificates of deposit. The Bank also offers safe deposit facilities, travelers' checks, money orders and automated teller machines at many of its facilities.

        PremierWest Bank's investment subsidiary, PremierWest Investment Services, Inc., sells insurance and related financial products, including life and health insurance, and provides mutual funds, annuities and other investment products to its customers through a third-party registered broker-dealer.

        For the three year period ended December 31, 2003, no class of similar products or services accounted for 10% or more of consolidated revenues for PremierWest.

MARKET AREA

        PremierWest Bank conducts business in several primary market areas in southern Oregon and northern California. The Company serves Jackson County, Oregon, from its main office in Medford, six branch offices in Medford and one branch in Central Point. The most recent branch established in Medford opened in September 2003 and is a two thousand square foot full service office located adjacent to the Company's corporate headquarters. Medford is the fourth largest city in Oregon and is the center for commerce, medicine and transportation in southwestern Oregon. PremierWest Bank also has two full-service branches in Grants Pass (Josephine County), Oregon, which opened during 2001 and 2002. The principal industries in Jackson and Josephine Counties include forest products, manufacturing and agriculture. Other manufacturing segments include electrical equipment and supplies, computing equipment, printing and publishing, fabricated metal products and machinery, and stone and concrete products. In the non-manufacturing sector, significant industries include recreational services, wholesale and retail trades, as well as medical care, particularly in connection with the area's growing retirement community.

        Another principal market area is centered in Roseburg, Oregon, and the surrounding communities in Douglas County, which PremierWest Bank serves from its eight branches in Roseburg, Winston, Glide, Sutherlin, and Drain. PremierWest Bank's presence in the Roseburg market area results primarily from Bank of Southern Oregon's merger with Douglas National Bank on May 8, 2000. The economy in Douglas County has historically depended on the forest products industry, which is generally a declining industry, resulting in little economic growth and lower per capita income levels compared to other market areas along the Interstate 5 corridor, including those in Medford and Grants Pass and those in Northern California, which are somewhat more economically diversified.

        On April 16, 2001, PremierWest acquired Timberline Bancshares, Inc. and its subsidiary Timberline Bank with eight branch bank locations within Siskiyou County in northern California. Late in 2001, PremierWest Bank opened a loan production office in Redding, California and in March 2003 converted this facility to a full service branch in leased facilities on the west side of Redding. The economy of Northern California from Siskiyou County to Redding is primarily involved in local government services, retail trade and services, recreation and tourism and health care as the region moves away from timber and timber products industries. Manufacturing jobs account for about 7% of all jobs in the region.

        During the fourth quarter of 2003, the Company purchased a vacant banking facility in Klamath Falls, Oregon and applied for regulatory approval to establish a branch in that market. Regulatory approval was received and this office began operations on February 4, 2004. In addition to a full service branch facility, the building will also house offices for PremierWest Mortgage and Premier Finance Company.

        On September 15, 2003, PremierWest Bancorp and Mid Valley Bank, a bank headquartered in Red Bluff, California, with $176 million in assets, entered into a definitive agreement under which Mid Valley Bank agreed to merge into PremierWest Bank, with Mid Valley Bank shareholders receiving approximately $26.6 million in PremierWest Bancorp stock and cash. Banking regulatory approval was received for the transaction and Mid Valley Bank shareholders approved the transaction on January 22, 2004 effective as of the close of business on January 23, 2004. As a result, the merger was completed and the operations of Mid Valley Bank, as a division of PremierWest Bank, began on January 24, 2004.

        While PremierWest Bank does business in many different communities, the geographic areas we serve make our Bank more reliant on local economies than are super-regional and national banks. Nevertheless, management believes the diversity of our customers, communities, and economic sectors is a source of strength. In addition, management views our community banking approach among our greatest competitive advantages.

INDUSTRY OVERVIEW

        The commercial banking industry continues to undergo increased competition, consolidation and change. In addition to traditional competitors such as banks and credit unions, noninsured financial service companies such as mutual funds, brokerage firms, insurance companies, mortgage companies and leasing companies now offer alternative investment opportunities for customers' funds and lending sources for their needs. Banks have been granted extended powers to better compete with these financial service providers through the limited right to sell insurance, securities products and other services, but the percentage of financial transactions handled by commercial banks continues to decline as the market penetration of other financial service providers has grown.

        PremierWest Bank's business model is to compete on the basis of customer service, not solely on price, and to compete for deposits by offering a variety of accounts at rates generally competitive with other financial institutions in the area.

        PremierWest Bank's competition for loans comes principally from banks, savings and loan associations, mortgage companies, finance companies, insurance companies, credit unions, and other traditional lenders. We compete for loans on the basis of interest rates and loan fees, our array of commercial and mortgage loan products, and the efficiency and quality of our services. Lending activity can also be affected by our liquidity, local and national economic conditions, current interest rate levels, and loan demand. As described above, PremierWest Bank competes with larger commercial banks by emphasizing a community bank orientation and efficient personal service to both commercial and individual customers.

EMPLOYEES

        As of December 31, 2003, PremierWest Bank had 280 full-time equivalent employees compared to 288 at December 31, 2002. This reduction in staff was accomplished during a year in which net income grew 39.53% and two new full service branches were opened. The Bank has continued to derive efficiencies from prior merger consolidations while pursuing further efficiency gains from the expansion of technology-based tools. This included during 2003 our consolidating of proof operations for the California region with similar functions located at our administrative offices in Medford, Oregon.

        None of our employees are represented by a collective bargaining group. Management considers our relations with employees to be good.

WEBSITE ACCESS TO PUBLIC FILINGS

        PremierWest makes available all periodic and current reports, free of charge, on PremierWest Bank's website, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission ("SEC"). PremierWest Bank's website address is www.premierwestbank.com. The contents of our website are not incorporated into this report or into our other filings with the SEC.

GOVERNMENT POLICIES

        The operations of PremierWest and its subsidiaries are affected by state and federal legislative changes and by policies of various regulatory authorities, including those of the States of Oregon and California, the Federal Reserve Bank, and the Federal Deposit Insurance Corporation. These policies include, for example, statutory maximum legal lending limits and rates, domestic monetary policies of the Board of Governors of the Federal Reserve System, United States fiscal policy, and capital adequacy and liquidity constraints imposed by national and state regulatory agencies.

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

        Federal and State Bank Regulation - PremierWest Bank, as a state chartered bank with deposits insured by the Federal Deposit Insurance Corporation ("FDIC"), is subject to the supervision and regulation of the State of Oregon and the FDIC. These agencies may prohibit the Company from engaging in what they believe constitutes unsafe or unsound banking practices.

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

        Under the Federal Deposit Insurance Corporation Improvement Act ("FDICIA"), each federal banking agency has prescribed, by regulation, capital safety and soundness standards for institutions under its authority. These standards cover internal controls, information and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, and standards for asset quality, earnings and stock valuation. An institution that fails to meet these standards must develop a plan acceptable to the agency, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions. Management believes that the Company is in substantial compliance with these standards.

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

       Dividends - Under the Oregon Bank Act, banks are subject to restrictions on the payment of cash dividends to their parent holding company. A bank may not pay cash dividends if that payment would reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. In addition, the amount of the dividend may not be greater than its net unreserved retained earnings, after first deducting (i) to the extent not already charged against earnings or reflected in a reserve, all bad debts, which are debts on which interest is unpaid and past due at least six months; (ii) all other assets charged off as required by the state or federal examiner; and (iii) all accrued expenses, interest and taxes of the Company.

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

        Tier 1 capital for banks includes common shareholders' equity, qualifying perpetual preferred stock (up to 25% of total Tier 1 capital, if cumulative; under a Federal Reserve rule, redeemable perpetual preferred stock may not be counted as Tier 1 capital unless the redemption is subject to the prior approval of the Federal Reserve) and minority interests in equity accounts of consolidated subsidiaries, less intangibles. Tier 2 capital includes: (i) the allowance for loan losses of up to 1.25% of risk-weighted assets; (ii) any qualifying perpetual preferred stock which exceeds the amount which may be included in Tier 1 capital; (iii) hybrid capital instruments (iv) perpetual debt; (v) mandatory convertible securities and (vi) subordinated debt and intermediate term preferred stock of up to 50% of Tier 1 capital. Total capital is the sum of Tier 1 and Tier 2 capital less reciprocal holdings of other banking organizations, capital instruments and investments in unconsolidated subsidiaries.

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

        Changing Regulatory Structure of the Banking Industry - The laws and regulations affecting banks and bank holding companies frequently undergo significant changes. Pending bills, or bills that may be introduced in the future, may be expected to contain proposals for altering the structure, regulation, and competitive relationships of the nation's financial institutions. If enacted into law, these bills could have the effect of increasing or decreasing the cost of doing business, limiting or expanding permissible activities (including insurance and securities activities), or affecting the competitive balance among banks, savings associations, and other financial institutions. Some of these bills would reduce the extent of federal deposit insurance, broaden the powers or the geographical range of operations of bank holding companies, alter the extent to which banks will be permitted to engage in securities activities, and realign the structure and jurisdiction of various financial institution regulatory agencies. Whether, or in what form, any such legislation may be adopted or the extent to which the business of the Company might be affected thereby cannot be predicted with certainty.

        Of particular note is legislation enacted by Congress in 1995 permitting interstate banking and branching, which allows banks to expand nationwide through acquisition, consolidation or merger. Under this law, an adequately capitalized bank holding company may acquire banks in any state or merge banks across state lines if permitted by state law. Further, banks may establish and operate branches in any state subject to the restrictions of applicable state law. Under Oregon law, an out-of-state bank or bank holding company may merge with or acquire an Oregon state chartered bank or bank holding company if the Oregon bank, or in the case of a bank holding company, the subsidiary bank, has been in existence for a minimum of three years, so long as the law of the state in which the acquiring bank is located permits such merger. Branches may not be acquired or opened separately, but once an out-of-state bank has acquired branches in Oregon, either through a merger with or acquisition of substantially all the assets of an Oregon bank, the acquirer may open additional branches.

        In December 1999, Congress enacted the Gramm-Leach-Bliley Act (the "GLB Act") and repealed the nearly 70-year prohibition on banks and bank holding companies engaging in the businesses of securities and insurance underwriting imposed by the Glass-Steagall Act.

        Under the GLB Act, a bank holding company may, if it meets certain criteria, elect to be a "financial holding company," which is permitted to offer, through a nonbank subsidiary, products and services that are "financial in nature" and to make investments in companies providing such services. A financial holding company may also engage in investment banking, and an insurance company subsidiary of a financial holding company may also invest in "portfolio" companies, without regard to whether the businesses of such companies are financial in nature.

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

        The Company is also subject to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA Patriot Act"). Among other things, the USA Patriot Act requires financial institutions, such as the Company to adopt and implement specific policies and procedures designed to prevent and defeat money laundering. Management believes the Company is in compliance with the USA Patriot Act.

ITEM 2.    PROPERTIES

        PremierWest conducts its banking and financial businesses through 35 offices of which eight are located in Jackson County, Oregon (including its headquarters and loan production office); two in Josephine County, Oregon; nine in Douglas County, Oregon; and nine in Siskiyou and Shasta Counties, California. The Company conducts business through Premier Finance Company with offices located in Portland, Medford and Klamath Falls, Oregon. PremierWest Investment Services, Inc. provides investment services through various PremierWest Bank offices. PremierWest Mortgage, a division of PremierWest Bank, provides mortgage services through PremierWest Bank offices and stand alone facilities located in Medford and Klamath Falls, Oregon, and Redding, California.

        The following sets forth certain information regarding PremierWest's office facilities:

County	City	Address	Square Footage	Date Opened or Acquired	Owned (O) or Leased (L)

FULL SERVICE BANKING OFFICES
Oregon
Jackson	Central Point	300 E. Pine	5,043	April 1999	O
Jackson	Medford	1455 E. McAndrews	6,255	June 1992	O
Jackson	Medford	2600 E. Barnett	4,560	December 1994	O
Jackson	Medford	3369 Crater Lake Hwy	3,992	May 2000	O
Jackson	Medford	1200 Mira Mar (Rogue Valley Manor)	368	August 2001	L
Jackson	Medford	300 E Main	3,198	September 2002	O
Jackson	Medford	503 Airport Rd., Suite 103	2,060	September 2003	O

Douglas	Drain	257 2nd Street	1,480	May 2000	O
Douglas	Glide	19421 N. Umpqua Hwy	1,650	May 2000	O
Douglas	Roseburg	555 S.E. Kane	9,792	May 2000	O
Douglas	Roseburg	350 N.E. Garden Valley	1,600	May 2000	O
Douglas	Roseburg	2655 Van Pelt Ave (Linus Oaks)	160	May 2000	L
Douglas	Roseburg	2030 Stewart Pkwy	2,500	May 2000	L
Douglas	Sutherlin	731 W. Central	3,000	May 2000	O
Douglas	Winston	40 N.W. Glenhart	4,419	May 2000	O

Josephine	Grants Pass	1689 Williams Hwy	4,980	August 2001	O
Josephine	Grants Pass	1409 N.E. 7th	2,262	January 2002	O

Klamath	Klamath Falls	421 S. 7th Street	10,000	October 2003	O (2)

California
Siskiyou	Dorris	201 W. 3rd Street	5,406	April 2001	O
Siskiyou	Dunsmuir	5800 Dunsmuir Ave	3,007	April 2001	O
Siskiyou	Greenview	6701 N. Hwy 3	2,281	April 2001	O
Siskiyou	McCloud	328 Main Street	4,600	April 2001	O
Siskiyou	Mt. Shasta	309 N. Mt. Shasta	1,200	April 2001	L
Siskiyou	Tulelake	398 Main Street	5,360	April 2001	O
Siskiyou	Weed	150 Alamo Ave	8,646	April 2001	O
Siskiyou	Yreka	123 N. Main Street	4,980	April 2001	L (1)

Shasta	Redding	1320 Yuba Street, Suite 102	2,300	December 2002	L

OTHER OFFICES
Oregon	Administrative
Jackson	Medford	503 Airport Rd. (Admin/Loan processing)	12,792	December 2000	O
Jackson	Medford	503 Airport Rd. (Processing/proof dept)	10,000	October 2001	O
Douglas	Roseburg	605 S.E. Kane (Admin/proof dept)	8,640	May 2000	O

Premier Finance Company
Jackson	Medford	1174 Progress Way, Suite 104	1,699	October 2001	L
Klamath	Klamath Falls	531 S. 6th Street	1,512	September 2000	O
Multnomah	Portland	10415 S.E. Stark, Suite F	1,250	May 2000	L

PremierWest Mortgage
Jackson	Medford	1457 E. McAndrews	7,200	December 2001	O
Klamath	Klamath Falls	409 Pine St. #309	398	January 2001	L

California
PremierWest Mortgage
Shasta	Redding	2789 Bechelli Lane	2,500	July 2003	L

Notes:
1.	The land on which this location is situated is leased under a 50-year lease. The building is owned by the Company.
2.	This branch is scheduled to open in the first quarter of 2004.

ITEM 3.    LEGAL PROCEEDINGS

        From time to time, in the normal course of business, PremierWest may become party to various legal actions. Generally these actions are not expected to have a material adverse impact on our business, financial condition or results of operations except as set forth below:

Bernard J. Woodward, et al vs. Bank of Southern Oregon (nka PremierWest Bank), Black Oak Construction, Inc., et al; Jackson County Circuit Court, Oregon filed March 1, 2001.

        This matter involves a claim alleging that PremierWest Bank deposited checks in the amount of approximately $340,000 payable to the plaintiff and Black Oak Construction, a PremierWest Bank customer with outstanding loans, without plaintiff's consent. Plaintiff sought return of the proceeds, interest, costs and punitive damages. PremierWest Bank denied liability and filed a counterclaim for approximately $1.16 million alleging that the plaintiff intentionally caused Black Oak Construction to under-bid other construction contracts which resulted in losses on other loans made to Black Oak Construction by PremierWest Bank. After a three day trial - in July 2003, the jury concluded that PremierWest Bank had converted the checks without plaintiff's consent and awarded the plaintiff no compensatory damages and only $1 in punitive damages. Plaintiff has appealed the case and their opening brief is due in February, 2004. Management believes its actions were proper and intends to vigorously defend the appeal. However, a favorable outcome in this litigation cannot be assured. If the Bank should lose on appeal, the matter would likely be remanded for re-trial.

Jacob Cheechov and Amy Fay Courtney vs. PremierWest Bank, Douglas County Circuit Court, Oregon filed August 9, 2002 and amended January 6, 2003.

        This matter involves a claim alleging that PremierWest Bank improperly took possession of a heavy hauling trailer, causing damage to the plaintiffs. The trailer at issue was titled to another debtor of PremierWest Bank, and PremierWest Bank took possession of the trailer as collateral pledged by that debtor to secure a loan from PremierWest Bank. PremierWest Bank took possession of the trailer with the intent of selling it and applying the proceeds towards the loan principal due from the debtor because at that time the loan was deliquent. Plaintiffs claim that the debtor in question sold the trailer to them before PremierWest Bank repossessed it and that they are the rightful owners of the trailer. The trailer is currently being held by a third party. The plaintiffs are requesting judgment in the amount of $15,000 plus $200 per day since July 23, 2002, plus punitive damages in the amount of $1,375,000, plus interest, costs and disbursements. Management believes PremierWest Bank will prevail in the matter and that if the plaintiffs were to prevail judgment would not exceed $70,000 and would be offset by a partial assignment of judgment currently held by PremierWest Bank against the plaintiff. Trial on this matter is scheduled for June of 2004.

ITEM 4.    SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of securities holders of PremierWest during the quarter ended December 31, 2003.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        PremierWest common stock is quoted on the Nasdaq SmallCap Market ("Nasdaq") under the symbol "PRWT". Prior to July 31, 2003, PremierWest common stock was traded over-the-counter through the OTC Bulletin Board maintained by the NASD. The common stock is registered under the Securities Exchange Act of 1934. The table below sets forth the high and low sales prices of PremierWest common stock as reported on the Nasdaq and OTC Bulletin Board. This information has been adjusted to reflect previous stock dividends paid in 2003, 2002 and 2001. Bid quotations reflect inter-dealer prices, without adjustment for mark-ups, mark-downs, or commissions and may not necessarily represent actual transactions. On March 9, 2004, the Company had 13,866,499 shares of common stock issued and outstanding which were held by approximately 992 shareholders of record, a number which does not include approximately 2,268 beneficial owners who hold shares in "street name." As of March 9, 2004, the most recent date prior to the date of this Report, the closing price of the common stock was $10.25 per share.

	2003			2002			2001
	Closing		Cash	Closing		Cash	Closing		Cash
	Market Price		Dividends	Market Price		Dividends	Market Price		Dividends
	High	Low	Declared	High	Low	Declared	High	Low	Declared

1st Quarter	$ 7.14	$ 5.71	$ -	$ 5.27	$ 4.83	$ -	$ 4.06	$ 3.19	$ -
2nd Quarter	$ 8.50	$ 6.67	$ -	$ 7.03	$ 4.98	$ -	$ 4.36	$ 3.54	$ -
3rd Quarter	$ 9.50	$ 8.00	$ -	$ 7.05	$ 5.88	$ -	$ 4.54	$ 4.13	$ -
4th Quarter	$ 10.95	$ 9.00	$ -	$ 6.38	$ 5.43	$ -	$ 5.62	$ 4.04	$ -

        PremierWest does not currently pay cash dividends, but rather retains earnings to help fund its acquisition plans and internal growth. The timing and amount of any future dividends PremierWest might pay will be determined by our board of directors and will depend on earnings, cash requirements and the financial condition of PremierWest and its subsidiaries, applicable government regulations, and other factors deemed relevant by the board of directors.

RECENT SALES OF UNREGISTERED SECURITIES

        On November 17, 2003, PremierWest closed a private offering of 11,000 shares of its Series A Preferred Stock to three private investors, including John Duke, a director of PremierWest, for $875 per share. Holder's of the preferred stock are entitled to receive cash dividends at the annual rate of $25 per share, payable when and if declared by the Board of Directors. Such dividends are not cumulative. Each share of the Series A Preferred Stock is also convertible into 87.5 shares of PremierWest common stock beginning November 17, 2006 and converts automatically on the fifth anniversary of the issue date. The shares do not have voting rights, except in the event of extraordinary corporate events such as a merger in which PremierWest is not the surviving entity. In connection with this offering, PremierWest claimed exemptions from registration under Federal Rule 506 of Regulation D and Section 4(6) of the Securities Act of 1933. The aforementioned exemptions were claimed by PremierWest because the transaction was a non -public offering made only to accredited investors. The Series A Preferred Stock sale yielded net proceeds of $9.6 million to PremierWest. PremierWest plans to use the proceeds of the offering for working capital and additional expansion opportunities.

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth certain information concerning the consolidated financial condition, operating results, and key operating ratios for PremierWest at the dates and for the periods indicated. This information does not purport to be complete, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Consolidated Financial Statements of PremierWest and Notes thereto.

(dollars in thousands except per share data and financial ratios)
	Years Ended December 31,
	2003	2002	2001	2000	1999

Operating Results
Total interest income	$31,779	$32,298	$31,739	$26,199	$20,812
Total interest expense	6,391	8,502	13,569	11,196	8,080

Net interest income	25,388	23,796	18,170	15,003	12,732
Provision for loan losses	1,200	1,037	1,163	669	835
Noninterest income	5,880	5,552	3,983	1,930	2,080
Noninterest expense	21,041	21,739	17,906	13,362	11,542

Income before provision for income taxes and
cumulative effect of an accounting change	9,027	6,572	3,084	2,902	2,435
Provision for income taxes	3,024	2,169	1,044	1,098	707
Net income before cumulative effect
of an accounting change	6,003	4,403	2,040	1,804	1,728
Cumulative effect of an accounting change, net of tax	-	(99)	-	-	-

Net income	$6,003	$4,304	$2,040	$1,804	$1,728

Per Share Data (1)
Basic earnings per common share	$0.49	$0.35	$0.18	$0.18	$0.19
Diluted earnings per common share	$0.49	$0.35	$0.18	$0.18	$0.19
Dividends declared per common share	$-	$-	$-	$-	$0.04
Ratio of dividends declared to net income	0.0%	0.0%	0.0%	0.0%	17.3%

Financial Ratios
Return on average equity	11.23%	9.13%	5.12%	5.96%	6.12%
Return on average assets	1.11%	0.87%	0.46%	0.56%	0.62%
Efficiency ratio (2)	67.29%	74.07%	80.83%	78.91%	77.92%
Net interest margin (3)	5.29%	5.44%	4.66%	5.16%	5.06%

Balance Sheet Data at Year-End
Gross loans	$459,763	$398,350	$358,393	$236,972	$174,495
Allowance for loan losses	$5,466	$4,838	$4,825	$3,476	$3,075
Allowance as percentage of loans	1.19%	1.21%	1.35%	1.47%	1.76%
Total assets	$571,321	$515,084	$488,310	$344,246	$296,652
Total deposits	$475,746	$428,337	$430,055	$296,240	$229,745
Total equity	$64,751	$49,172	$43,694	$32,442	$28,224

Notes:
(1)	Per share data has been retroactively adjusted for subsequent stock dividends and stock splits.
(2)	Efficiency ratio is calculated by dividing noninterest expense by the sum of net interest income plus noninterest income.
(3)	Tax adjusted at 34%.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

        The following discussion should be read in conjunction with PremierWest's audited consolidated financial statements and the notes thereto as of December 31, 2003 and 2002, and for each of the three years in the period ended December 31, 2003, included elsewhere in this report.

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

        On September 15, 2003, PremierWest entered into an Agreement of Merger with Mid Valley Bank, pursuant to which Mid Valley Bank would merge with and into PremierWest Bank. Mid Valley Bank is a community bank headquartered in Red Bluff, California, with five branches in the northern California communities of Red Bluff, Redding, Corning and Chico. The merger was approved by Mid Valley Bank shareholders on January 22, 2004 and the transaction closed on January 23, 2004. Mid Valley Bank shareholders will receive approximately $26.6 million in PremierWest Bancorp stock and cash. The transaction will be accounted for as a purchase accordingly, the results of operations from the acquisition will be included in the consolidated financial statements of PremierWest from the date of acquisition forward. The acquisition of Mid Valley Bank is consistent with PremierWest's growth strategy for expanding its geographic reach into the northern California market. Further, management believes that Mid Valley Bank presented a particularly solid acquisition opportunity because it is an established banking franchise with minimal overlap to our existing presence and one in which its compatible culture would be conducive to a clean combination benefiting both customers and shareholders. Mid Valley Bank branches will retain their name and operate as a division of PremierWest Bank during the interim period which is expected to last through the second quarter of 2004.

        PremierWest's profitability depends primarily on net interest income, which is the difference between interest income generated by interest-earning assets (principally loans and investments) and interest expense incurred on interest-bearing liabilities (principally customer deposits and borrowed funds). Net interest income is affected by the difference (the "interest rate spread") between interest rates earned on interest-earning assets and interest rates paid on interest-bearing liabilities, and by the relative amounts of interest-earning assets and interest-bearing liabilities. Financial institutions have traditionally used interest rate spreads as a measure of net interest income. Another indication of an institution's net interest income is its "net yield on interest-earning assets" or "net interest margin," which is net interest income divided by average interest-earning assets.

        To a lesser extent, PremierWest's profitability is also affected by such factors as the level of noninterest income and expenses, the provision for loan losses, and the provision for income taxes. Noninterest income consists primarily of service charges on deposit accounts and fees generated through PremierWest's mortgage division and investment services subsidiary. Noninterest expense consists primarily of salaries and employee benefits, professional fees, equipment expenses, occupancy-related expenses, communications, advertising and other operating expenses.

FINANCIAL HIGHLIGHTS

        Net income for 2003 was $6.0 million, a 39.53% improvement over the 2002 figure of $4.3 million. Our diluted earnings per share were $0.49 and $0.35 for the years ended 2003 and 2002, respectively. This  improvement resulted from a $2.1 million reduction in interest expense, a $698,000 reduction in noninterest expense and a $328,000 increase in noninterest income. These results were offset by a $519,000 decrease in interest income. Interest income was affected by several factors throughout 2003. The continuing low-interest rate environment kept returns on loans below expected levels. Despite the low interest rates, interest income on loans actually grew by $470,000 due to significant growth in loan volume during 2003. This growth was offset by a decrease of almost $1.1 million in interest income on investment securities as higher-yielding securities were called or matured during the year. Conversely, the low-interest rate environment helped keep interest expense low and was assisted by the fact that during 2003, the balance of higher-paying time deposits continued to decrease while the balance of noninterest-bearing demand deposits continued to grow consistent with management's overall deposit strategy for the Bank. Return on average shareholders' equity was 11.23% and return on average assets was 1.11% for the year ended December 31, 2003. This compared with a return on average shareholders' equity of 9.13% and a return on average assets of 0.87% for 2002.

        Loans outstanding set another record in 2003. Gross loans grew $61.4 million, or 15.41% in 2003, totaling $459.8 million at December 31, 2003 compared to $398.4 at December 31, 2002. During the same period the allowance for loan loss increased 12.98% to $5.5 million or 1.19% of outstanding loans. Although on a percentage basis loan growth outpaced the increase in our allowance, management believes an appropriate overall reserve exists based on an assessment of the loan portfolio quality and the significantly reduced levels of nonperforming loans throughout 2003. We achieved this growth despite record low market interest rates that resulted in an intensely competitive environment for quality loans. Over fifty percent of our 2003 growth, $33.2 million, occurred during the fourth quarter. Management believes that its strategy of not competing for loans solely on the basis of price will prove beneficial in the long term as the Bank will be better positioned to address a rising interest rate environment.

        Total deposits also grew to record levels, reaching $475.7 million at December 31, 2003, an increase of $47.4 million from $428.3 million at December 31, 2002. This improvement reflects the Bank's focus on growing core deposits and improving the deposit mix. Noninterest-bearing demand deposits accounted for $29.9 million or 63.08% of the growth in deposits and accounted for 25.53% of total deposits at year end compared to 21.38% at December 31, 2002. The Bank will continue to aggressively pursue noninterest-bearing deposit relationships with consumers and businesses in order to reach its goal to attain a noninterest-bearing deposit base of 30% or more of total deposits.

        Net income of $4.3 million in 2002 was up 110.98% over 2001 earnings of $2.0 million. The increase in net income in 2002 was due to an increase of $5.7 million in net interest income, after the provision for loan losses and growth in noninterest income of $1.6 million. These improvements were offset by a rise in noninterest expense of $3.9 million and an increase of $1.1 million in the provision for income taxes. Diluted earnings per share were $0.35 and $0.18 in 2002 and 2001, respectively. The return on average shareholders' equity improved from 5.12% in 2001 to 9.13% in 2002 and return on assets nearly doubled, growing from 0.46% in 2001 to 0.87% in 2002. Loans outstanding grew to a then-record level at December 31, 2002. Gross loans increased from $358.4 million at December 31, 2001, to $398.4 million at December 31, 2002. Deposits, meanwhile, declined $1.7 million to $428.3 million at December 31, 2002. Management attributes the strong loan growth achieved in 2002 to a focus on improved penetration in the markets served. Management noted that the decline in deposits in 2002 was the result of management's strategy to restructure the Bank's deposit base. During 2002, $37.5 million of higher-cost time certificates of deposits acquired with the Douglas National Bank acquisition were closed and not renewed. Of these deposits, $21.5 million were in amounts of $100,000 or more. The average rate paid on the $37.5 million was 6.43%.

	Years Ended December 31,
	2003	2002	2001	2000	1999

(dollars in thousands except
financial ratios)

Net income	$6,003	$4,304	$2,040	$1,804	$1,728
Average assets	$538,870	$497,036	$442,952	$323,685	$278,569
RETURN ON AVERAGE ASSETS	1.11%	0.87%	0.46%	0.56%	0.62%

Net income	$6,003	$4,304	$2,040	$1,804	$1,728
Average equity	$53,464	$47,129	$39,834	$30,288	$28,244
RETURN ON AVERAGE EQUITY	11.23%	9.13%	5.12%	5.96%	6.12%

Cash dividends declared and paid	$-	$-	$-	$-	$299
Average equity	$53,464	$47,129	$39,834	$30,288	$28,244
PAYOUT RATIO	0.00%	0.00%	0.00%	0.00%	1.06%

Average equity	$53,464	$47,129	$39,834	$30,288	$28,244
Average assets	$538,870	$497,036	$442,952	$323,685	$278,569
AVERAGE EQUITY TO ASSET RATIO	9.92%	9.48%	8.99%	9.36%	10.14%

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        This "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as disclosures included elsewhere in this Form 10-K, are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, management evaluates the estimates used, including the adequacy of the allowance for loan and lease losses, impairment of intangible assets, and contingencies and litigation. Estimates are based upon historical experience, current economic conditions and other factors that management considers reasonable under the circumstances. These estimates result in judgments regarding the carrying values of assets and liabilities when these values are not readily available from other sources as well as assessing and identifying the accounting treatments of commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions. The following critical accounting policies involve the more significant judgments and assumptions used in the preparation of the consolidated financial statements.

        The allowance for loan and lease losses is established to absorb known and inherent losses attributable to loans and leases outstanding and related off-balance-sheet commitments. The adequacy of the allowance is monitored on an ongoing basis and is based on management's evaluation of numerous factors. These factors include the quality of the current loan portfolio, the trend in the loan portfolio's risk ratings, current economic conditions, loan concentrations, loan growth rates, past-due and nonperforming trends, evaluation of specific loss estimates for all significant problem loans, historical charge-off and recovery experience and other pertinent information. As of December 31, 2003, approximately 74.59% of PremierWest's loan portfolio is secured by real estate. Accordingly, a significant decline in real estate values in Oregon and California may cause management to increase the allowance for loan and lease losses.

        At December 31, 2003, PremierWest had approximately $6.6 million in unamortized goodwill as a result of previous business combinations. PremierWest adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002. Annual and periodic analysis of the fair value of recorded goodwill for impairment will involve a substantial amount of judgment, as will establishing and monitoring estimated lives of other amortizable intangible assets.

        PremierWest applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plans. Accordingly, compensation costs are recognized as the difference between the exercise price of each option and the market price of PremierWest's stock at the date of each grant. Had compensation cost for PremierWest's 2003, 2002, and 2001 grants for stock-based compensation plans been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," its net income and earnings per common share for December 31, 2003, 2002, and 2001 would approximate the pro forma amounts below.

	2003	2002	2001
(dollars in thousands except
per share amounts)

Net income:
As reported	$6,003	$4,304	$2,040
Pro forma	$5,936	$4,224	$1,965

Basic earnings per common share:
As reported	$0.49	$0.35	$0.18
Pro forma	$0.48	$0.35	$0.17

Diluted earnings per common share:
As reported	$0.49	$0.35	$0.18
Pro forma	$0.48	$0.35	$0.17

        The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for December 31, 2003, 2002, and 2001:

	2003	2002	2001

Dividend yield	5.0%	5.1%	1.5%
Expected life (years)	4 years	3 years	7 years
Expected volatility	44%	46%	35%
Risk-free rate	3.3%	3.3%	5.0%

        The effects of applying SFAS No. 123 in the pro forma disclosures are not indicative of future amounts. Additionally, there can be no assurance that the Public Company Accounting Oversight Board (PCAOB), the accounting standards setting body for public companies, will not adopt accounting principles mandating the application of SFAS No. 123 or a similar pronouncement in the future.

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

RESULTS OF OPERATIONS

Average Balances, Interest Rates and Yields

        The following tables set forth certain information relating to PremierWest's consolidated average interest-earning assets and interest-bearing liabilities and reflect the average yield on assets and average cost of liabilities for the years indicated. The yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the periods presented. During the periods indicated, nonaccruing loans, if any, are included in the net loan category. The yields and costs include fees, premiums and discounts, which are considered adjustments to yield. The table reflects the effect of income taxes on nontaxable loans and securities.

	Year Ended December 31, 2003			Year Ended December 31, 2002			Year Ended December 31, 2001
	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates

(dollars in thousands)
INTEREST-EARNING ASSETS:
Loans (1) (2)	$414,623	$ 30,012	7.24%	$380,068	$ 29,595	7.79%	$304,257	$ 27,078	8.90%
Investment securities:
Taxable securities	17,510	800	4.57%	34,359	1,784	5.19%	50,555	2,984	5.90%
Nontaxable securities (1)	15,312	918	6.00%	16,496	1,048	6.36%	17,280	1,151	6.66%
Temporary investments	39,930	422	1.06%	13,409	227	1.69%	26,608	917	3.45%
Total interest-earning assets	487,375	32,152	6.60%	444,332	32,654	7.35%	398,700	32,130	8.06%
Cash and due from banks	18,053			23,085			21,730
Allowance for loan losses	(5,260)			(5,152)			(4,854)
Other assets	38,702			34,771			27,376
Total assets	$538,870			$497,036			$442,952

INTEREST-BEARING LIABILITIES:
Interest-bearing checking and
savings accounts	$210,515	1,598	0.76%	$197,361	2,353	1.19%	$161,291	4,332	2.69%
Time deposits	138,507	3,925	2.83%	141,200	5,460	3.87%	150,980	8,692	5.76%
Term debt	30,834	868	2.82%	23,410	689	2.94%	17,734	545	3.07%
Total interest-bearing liabilities	379,856	6,391	1.68%	361,971	8,502	2.35%	330,005	13,569	4.11%
Noninterest-bearing deposits	100,698			85,523			67,698
Other liabilities	4,852			2,413			5,415
Total liabilities	485,406			449,907			403,118
Shareholders' equity	53,464			47,129			39,834
Total liabilities and
shareholders' equity	$538,870			$497,036			$442,952
		-			-			-
Net interest income (1)		$ 25,761			$ 24,152			$ 18,561
Net interest spread			4.92%			5.00%			3.95%

Average yield on earning assets (1) (2)			6.60%			7.35%			8.06%
Interest expense to earning assets			1.31%			1.91%			3.40%
Net interest income to earning assets (1) (2)			5.29%			5.44%			4.66%

(1)	Tax-exempt income has been adjusted to a tax equivalent basis at a 34% effective rate. The amount of such adjustment was an addition to recorded income of $373,000, $356,000 and $391,000 for 2003, 2002, and 2001, respectively.
(2)	Average nonaccrual loans of $2.5 million for 2003, $3.2 million for 2002, and $3.7 million for 2001 are included in the average loan balances.

Net Interest Income

        PremierWest's profitability depends primarily on net interest income, which is the difference between interest income generated by interest-earning assets (principally loans and investments) and interest expense incurred on interest-bearing liabilities (principally customer deposits and borrowed funds). Net interest income is affected by the difference between rates of interest earned on interest-earning assets and rates of interest paid on interest-bearing liabilities (the "interest rate spread"), as well as the relative volumes of interest-earning assets and interest-bearing liabilities. Financial institutions have traditionally used interest rate spreads as a measure of net interest income. Another indication of an institution's net interest income is its "net yield on interest-earning assets" or "net interest margin," which is net interest income divided by average interest-earning assets.

        Net interest income on a tax equivalent basis, before provisions for loan losses, for the year ended December 31, 2003, was $25.8 million, an increase of 6.67% compared to tax equivalent net interest income of $24.2 million in 2002, which was an increase of 30.12% compared to tax equivalent net interest income of $18.6 million in 2001. The overall tax-equivalent earning asset yield was 6.60% in 2003 compared to 7.35% in 2002 and 8.06% in 2001. For the same years, rates on interest-bearing liabilities were 1.68%, 2.35% and 4.11%, respectively.

        Total interest-earning assets averaged $487.4 million for the year ended December 31, 2003, compared to $444.3 million for the corresponding period in 2002. Most of the increase occurred in the loan category and is attributed to the execution of PremierWest's strategy to further establish itself in the communities it serves, by emphasizing responsiveness and building complete relationships with its customers.

        Interest-bearing liabilities averaged $379.9 million for the year ended December 31, 2003, compared to $362.0 million during the same period in 2002. Interest expense, as a percentage of earning assets, decreased to 1.31% in 2003, compared to 1.91% in 2002 and 3.40% in 2001.

        PremierWest continued to expand in 2003 and 2002 with the establishment of new branch locations in southern Oregon and northern California. With new branch locations and the acquisition of Mid Valley Bank in 2004, PremierWest Bank's presence in northern California will be significantly increased. Management expects that the larger geographic footprint of PremierWest's service area will enhance opportunities for continued growth in our loan portfolio and deposit base.

        Average loans, which generally carry a higher yield than investment securities and other earning assets, comprised 85.07% of average earning assets during 2003, compared to 85.54% in 2002 and 76.31% in 2001. During the same periods, average yields on loans were 7.24% in 2003, 7.79% in 2002, and 8.90% in 2001. Average investment securities comprised just 6.73% of average earning assets in 2003, which was down from 11.45% in 2002 and 17.01% in 2001. Tax equivalent interest yields on investment securities were 5.23% for 2003, 5.57% in 2002, and 6.09% in 2001.

        Despite continued solid loan growth, significantly improved credit quality and a stronger core deposit base, our net interest margin declined 15 basis points, from 5.44% in 2002 to 5.29% for 2003. Also, our net interest spread dropped 8 basis points, from 5.00% in 2002 to 4.92% in 2003. Management believes solid loan growth, improved credit quality and a stronger core deposit base mitigated the reduction in basis points in the net interest margin and the net interest spread during the low interest rate environment experienced in 2003. Management also believes that the Bank's strong core deposit base coupled with a quality credit portfolio has positioned the Bank for the future, and expects no material decline during 2004 in the net interest margin as a result of a climbing interest rate environment. While management does not expect a material decline in the net interest margin during 2004, there can be no assurance that the net interest margin and net interest spread will not continue to decrease.

Rate/Volume Analysis

        The following table analyzes net interest income on a tax equivalent basis in terms of changes in the volume of interest-earning assets and interest-bearing liabilities, and changes in net interest income that are attributable to changes in yields earned on interest-earning assets and rates paid on interest-bearing liabilities. The table reflects the extent to which changes in interest income and changes in interest expense are attributable to changes in volume (changes in volume multiplied by the prior-year rate) and changes in rate (changes in rate multiplied by prior-year volume). Changes attributable to the combined impact of volume and rate have been allocated to rate.

	2003 vs. 2002			2002 vs. 2001
	Increase (Decrease) Due To			Increase (Decrease) Due To
			Net			Net
(in thousands)	Volume	Rate	Change	Volume	Rate	Change

Interest-earning assets:
Loans	$ 2,691	$ (2,274)	$ 417	$ 6,747	$ (4,230)	$ 2,517
Investment securities:
Taxable securities	(875)	(109)	(984)	(956)	(244)	(1,200)
Nontaxable securities	(75)	(55)	(130)	(52)	(51)	(103)
Temporary investments	449	(254)	195	(455)	(235)	(690)
Total	2,190	(2,692)	(502)	5,284	(4,760)	524

Interest-bearing liabilities:
Deposits:
Interest-bearing checking and savings	158	(913)	(755)	970	(2,949)	(1,979)
Time deposits	(104)	(1,431)	(1,535)	(563)	(2,669)	(3,232)
Term debt	219	(40)	179	177	(33)	144
Total	273	(2,384)	(2,111)	584	(5,651)	(5,067)

Net increase (decrease) in net
interest income	$ 1,917	$ (308)	$ 1,609	$ 4,700	$ 891	$ 5,591

Loan Loss Provision

        The loan loss provision represents charges made against earnings to maintain an adequate allowance for loan losses. The allowance is maintained at an amount believed to be sufficient to absorb losses in the loan portfolio and has two components, one of which represents a pre-determined percentage of our entire loan portfolio, and the other representing specifically established reserves for individual classified loans. Factors considered in establishing an appropriate allowance include a careful assessment of the financial condition of the borrower; a realistic determination of the value and adequacy of underlying collateral; the condition of the local economy and the condition of the specific industry of the borrower; a comprehensive analysis of the levels and trends of loan categories; an assessment of pending legal action for collection of loans and related guarantees; and a review of delinquent and classified loans. PremierWest applies a systematic process for determining the adequacy of the allowance for loan losses, including an internal loan review program and a quarterly analysis of the adequacy of the allowance. The quarterly analysis includes determination of specific potential loss factors on individual classified loans, historical potential loss factors derived from actual net charge-off experience and trends in nonperforming loans, and potential loss factors for other loan portfolio risks such as loan concentrations, the condition of the local economy, and the nature and volume of loans. The loan loss provision reflects management's judgment of the credit risk inherent in the loan portfolio. Although management believes the loan loss provision has been sufficient to maintain an adequate reserve for loan losses, there can be no assurance that actual loan losses will not require more significant charges to operations in the future.

        For the year ended December 31, 2003, the loan loss provision totaled $1.2 million, compared to $1.0 million for 2002, and $1.2 million for 2001. This represents an increase of 15.72% between 2002 and 2003 and a decrease of 10.83% between 2001 and 2002. Even though nonperforming loans declined by 88.47% in 2003, the provision for loan losses increased in 2003 due to the overall growth in the size of the loan portfolio. The provision for loan losses decreased during 2002 due to a substantial decline in nonperforming loans, from $5.7 million to $3.5 million, and improved credit quality of new loans generated. Prior to 2003, a primary contributor to the loan loss provision was commercial loans that were past due and not adequately collateralized. Management has since required adherence to stringent loan policies and procedures and may require real estate to serve as additional commercial loan collateral, thereby reducing credit risk and potentially mitigating the need for additional loan loss allocations for commercial loans. A more detailed review of the loan loss provision is presented in the table on page 28.

        Loan "charge-offs" refers to the recorded values of loans actually removed from the consolidated balance sheet and, after netting out "recoveries" on previously charged-off loans, become "net charge-offs". PremierWest's policy is to charge off loans when, in management's opinion, the loan or a portion thereof is deemed uncollectible, although concerted efforts are made to maximize recovery after the charge-off. Management will continue to closely monitor the loan quality of new and existing relationships through stringent review and evaluation procedures and by making loan officers accountable for collection efforts.

        For the year ended December 31, 2003 and 2002, loan charge-offs exceeded recoveries by $572,000 and $1.0 million, respectively. A more detailed review of charge-offs and recoveries are presented in the table on page 28.

Noninterest Income

        Noninterest income is primarily comprised of service charges on deposit accounts; mortgage loan brokerage and related fees; investment brokerage and annuity fees; other commissions and fees; gains on the sale of investment securities; and other noninterest income. Nearly all of these categories of noninterest income have grown consistently over the past three years.

        For 2003, noninterest income increased from $5.6 million to $5.9 million, a 5.91% improvement. Contributing to this growth in 2003 was a $429,000 increase in service charges on deposit accounts and an $112,000 increase in investment brokerage and annuity fees. These increases were offset by a $275,000 decrease from realized gains on the sales of investment securities. Service charges on deposit accounts grew as the result of the introduction of new products and services and of the growth in noninterest-bearing demand deposit accounts. Investment brokerage and annuity fees increased as activity increased due to an improving stock market and overall economy in 2003. The decrease in the gain on sale of investment securities resulted from the reduced activity between 2003 and 2002 of higher yielding U.S. agency securities being called before their maturity.

        Noninterest income increased from $4.0 million in 2001 to $5.6 million in 2002. An increase in services charge income on deposit accounts of 17.12%, an increase in investment brokerage fees of 162.07% and an increase in other commissions and fees of 21.35% contributed to the improved performance in this area. This increase was also attributable in part to strong performances in 2002 by the Bank's Mortgage Loan Division, Premier Finance Company and PremierWest Investment Services, Inc.

        In general, management prices the Bank's deposit accounts at rates competitive with those offered by other commercial banks in its market area. Deposit growth has been generated by developing strong customer relationships and cross-selling deposit relationships to loan customers.

Noninterest Expense

        Noninterest expenses consist principally of salaries and employee benefits, occupancy and equipment costs, communication expenses, professional fees, advertising and other expenses.

        During 2003, the Bank was able to reduce noninterest expense by $698,000 or 3.21%, as the total fell from $21.7 million in 2002 to $21.0 million in 2003. Leading this improvement was a decrease in salaries and employee benefits expense of $536,000 and a decrease in professional fees of $118,000. The reduction in salaries and benefits was achieved while the Bank opened two new full service branches in 2003 and grew assets by over $56.2 million. The growth of the Bank in 2003 was accomplished while the number of full time equivalent employees dropped by 8 full time equivalent employees. Management believes that further growth in assets can be achieved while maintaining staff at current levels as the Bank utilizes its committed team of employees and excellent technology to its full advantage. The decline in professional fees came about as a direct result of reduced legal fees associated with improved credit quality in the loan portfolio and fees associated with the purchase and related due diligence on bank-owned life insurance products in 2002.

        Noninterest expense increased to $21.7 million in 2002 as compared to $17.9 million for 2001. Salaries and employee benefits increased $2.6 million, in part, because 2002 included a full year of the former Timberline operations and, in part, because we increased the number of full-time equivalent employees to support the level of customer service required for our expected growth. Net occupancy and equipment along with communications costs increased $1.1 million as compared to 2001, again attributable, in part, to a full year of operations with the former Timberline facilities. We also opened a new administration annex facility for data processing and operations support and added further computer systems enhancements in 2002.

Provision for Income Taxes

        PremierWest's taxable income resulted in an effective tax rate of 33.50% or $3.0 million in federal and state income taxes for 2003. This compares to an effective tax rate of 33.00% for 2002 and 33.85% for 2001.

Efficiency Ratio

        Banks use the term "efficiency ratio" to describe the relationship of administrative and other costs associated with generating revenues, a concept similar to a measurement of overhead. The efficiency ratio is computed by dividing noninterest expense by the sum of net interest income plus noninterest income. Management views the efficiency ratio as a measure of PremierWest's ability to control noninterest expenses. Generally, lower efficiency ratios reflect greater cost controls; however, community banks must balance that focus against the need to maintain quality customer service and loan administration. Management continues to strive to reach the upper 50 to lower 60 percentile as its target range for this important measurement. For the year ended December 31, 2003, our efficiency ratio was 67.29%, as compared to 74.07% in 2002, and 80.83% in 2001. The efficiency ratio reflects an improving trend and management's attention in this area. The primary reasons for the improvement in this key ratio were the decreases in interest expense which improved the net interest margin by $1.6 million and the decrease in noninterest expense. The leading factor for the reduction in noninterest expense was the decrease in salary and employee benefits as described above. In addition to improving staffing efficiencies, severance and noncompete payments associated with prior acquisitions were charged as expenses during 2002 and 2001, adversely impacting those ratios. Continued improvement in the efficiency ratio cannot be assured in the short-term as the Bank assimilates additional operating expenses resulting from the acquisition of Mid Valley Bank.

FINANCIAL CONDITION

        The table below sets forth certain summary balance sheet information for December 31, 2003, 2002 and 2001.

	December 31,			Increase (Decrease)
	2003	2002	2001	12/31/02 - 12/31/03		12/31/01 - 12/31/02
(dollars in thousands)

ASSETS
Federal funds sold	$31,400	$12,485	$15,000	$18,915	151.50%	$(2,515)	(16.77)%
Investments	23,351	41,598	64,078	(18,247)	(43.87)%	(22,480)	(35.08)%
Federal Home Loan Bank
deposits and stock	1,797	1,904	2,845	(107)	(5.62)%	(941)	(33.08)%
Loans	452,972	392,274	352,791	60,698	15.47%	39,483	11.19%
Other assets (1)	61,801	66,823	53,596	(5,022)	(7.52)%	13,227	24.68%

Total assets	$571,321	$515,084	$488,310	$56,237	10.92%	$26,774	5.48%

LIABILITIES
Noninterest-bearing
deposits	$121,467	$91,611	$82,685	$29,856	32.59%	$8,926	10.80%
Interest-bearing
deposits	354,279	336,726	347,370	17,553	5.21%	(10,644)	(3.06)%

Total deposits	475,746	428,337	430,055	47,409	11.07%	(1,718)	(0.40)%

Other liabilities (2)	30,824	37,575	14,561	(6,751)	(17.97)%	23,014	158.05%

Total liabilities	506,570	465,912	444,616	40,658	8.73%	21,296	4.79%

SHAREHOLDERS'
EQUITY	64,751	49,172	43,694	15,579	31.68%	5,478	12.54%

Total liabilities
and shareholder's equity	$571,321	$515,084	$488,310	$56,237	10.92%	$26,774	5.48%

(1)    Includes cash and due from banks, property and equipment, goodwill, other equity investments, accrued interest receivable and other assets.

(2)    Includes borrowings, repurchase agreements, accrued interest payable and other liabilities.

Investment Portfolio

        Investment securities provide a return on residual funds after lending activities. Investments may be in interest-bearing deposits, U.S. government and agency obligations, state and local government obligations or government-guaranteed, mortgage-backed securities. PremierWest generally does not invest in securities that are rated less than investment grade by a nationally recognized statistical rating organization. All securities-related investment activity is reported to the Board of Directors. Board review is required for significant changes in investment strategy. Certain senior executives have the authority to purchase and sell securities for our portfolio in accordance with PremierWest's stated Funds Management policy.

        Management determines the appropriate classification of securities at the time of purchase. If management has the intent and PremierWest has the ability at the time of purchase to hold a security until maturity or on a long-term basis, the security is classified as "held-to-maturity" and is reflected on the balance sheet at historical cost. Securities to be held for indefinite periods and not intended to be held to maturity or on a long-term basis are classified as "available-for-sale." Available-for-sale securities are reflected on the balance sheet at their estimated fair market value.

        The following table sets forth the carrying value of PremierWest's investment portfolio at the dates indicated.

	December 31,
(in thousands)	2003	2002	2001

Investment securities available-for-sale
U.S. Government and agency
securities	$4,045	$18,658	$31,681
Mortgage-backed securities
and collateralized mortgage
obligations	605	1,913	11,819
Obligations of states and
political subdivisions	14,301	16,708	16,333
Corporate bonds	4,055	3,988	3,921
Equity securities	345	331	324

	$23,351	$41,598	$64,078

        The contractual maturity of investment securities at December 31, 2003, is shown below. Expected maturities of investment securities could differ from contractual maturities because the borrower, or issuer, may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2003			December 31, 2002
	Amortized	Estimated	%	Amortized	Estimated	%
	Cost	Fair Value	Yield (1)	Cost	Fair Value	Yield (1)

(dollars in thousands)

U.S. Government and
agency securities:
One year or less	$1,998	$2,039	6.00%	$-	$-	-
One to five years	1,999	2,006	3.26%	11,984	12,177	4.21%
Five to ten years	-	-	-	6,447	6,481	4.44%

Obligations of states and
political subdivisions:
One year or less	3,361	3,407	5.70%	1,440	1,454	6.36%
One to five years	7,505	7,897	5.98%	9,412	9,828	5.94%
Five to ten years	1,473	1,538	6.65%	2,494	2,589	6.29%
Over ten years	1,409	1,459	6.81%	2,774	2,837	6.72%

Corporate bonds:
One year or less	1,956	1,972	5.32%	-	-	-
One to five years	2,001	2,083	6.12%	3,964	3,988	5.90%

Total debt securities	21,702	22,401		38,515	39,354

Mortgaged-backed securities
and collateralized mortgage
obligations	594	605	5.00%	1,875	1,913	3.93%
Equity securities	345	345	N/A	331	331	N/A

Total securities	$22,641	$23,351		$40,721	$41,598

(1)     Weighted average yields are stated on a federal tax-equivalent basis at a 34% rate.

        PremierWest received proceeds from the sale of investment securities of $1.0 million during 2003, $12.5 million during 2002, and $18.1 million in 2001. Also, approximately $23.1 million of primarily U.S. government agency securities matured, called or paid down during 2003 as the low-interest rate environment caused these higher-interest bearing securities to be liquidated prior to maturity. This compares to proceeds from maturities and calls of investment securities of $30.1 million and $40.2 million in 2002 and 2001, respectively. These sales and retirements resulted in realized gains of $29,000, $304,000 and $73,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

        At December 31, 2003, PremierWest's investment portfolio had total net unrealized gains of approximately $710,000. This compares to net unrealized gains of approximately $877,000 at December 31, 2002, and $596,000 at December 31, 2001. Unrealized gains and losses reflect changes in market conditions and do not represent the amount of actual profits or losses that may be recognized by the Bank. Actual realized gains and losses occur at the time investment securities are sold or called.

        Securities may be pledged from time-to-time to secure public deposits, FHLB borrowings, repurchase agreement deposit accounts, or for other purposes as required or permitted by law. At December 31, 2003, $19.0 million of securities classified as available-for-sale were pledged for such purposes.

        As of December 31, 2003, PremierWest also held 17,920 shares of $100 par value Federal Home Loan Bank of Seattle (FHLB) stock, which is a restricted equity security. FHLB stock represents an equity interest in the FHLB, but it does not have a readily determinable market value. The stock can be sold at its par value only, and only to the FHLB or to another member institution. Member institutions are required to maintain a minimum stock investment in the FHLB based on specific percentages of their outstanding mortgages, total assets or FHLB advances. At December 31, 2003 and 2002, the Bank met its minimum required investment in FHLB.

Loan Portfolio

        The most significant asset on our balance sheet in terms of risk and the effect on our earnings is our loan portfolio. On our balance sheet, the term "net loans" refers to total loans outstanding, at their principal balance outstanding, net of the allowance for loan losses and deferred loan fees. PremierWest's loan policies and procedures establish the basic guidelines governing our lending operations. Generally, the guidelines address the types of loans that we seek, our target markets, underwriting and collateral requirements, terms, interest rate and yield considerations, and compliance with laws and regulations. All loans or credit lines are subject to approval procedures and amount limitations. These limitations apply to the borrower's total outstanding indebtedness to the Bank, including the indebtedness of any guarantor. The policies are reviewed and approved by the Board of Directors of PremierWest on a routine basis.

        Bank officers are charged with loan origination in compliance with underwriting standards overseen by the loan administration department and in conformity with established loan policies. On an annual basis, the Board of Directors determines the lending authority of the Bank's loan officers. Such delegated authority may include authority related to loans, letters of credit, overdrafts, uncollected funds, and such other authority as determined by the Board, the President or Chief Credit Officer within their delegated authority.

        The Chief Credit Officer has the authority to approve loans up to a lending limit as set by the Board of Directors. All loans above the lending limit of the Chief Credit Officer, and up to a certain higher limit, are reviewed for approval by the President. Loans, that exceed this limit, are subject to review and approval by the Board's Loan Committee. All loans approved by the Board Loan Committee are reviewed by the full Board at regularly scheduled meetings. PremierWest's unsecured legal lending limit was approximately $8.4 million and our real estate secured lending limit was $14.0 million at December 31, 2003. PremierWest seldom makes loans for an amount approaching its legal lending limits.

        The following table sets forth the composition of the loan portfolio in dollar amounts and in percentages as of December 31, 1999, through 2003.

	December 31, 2003		December 31, 2002		December 31, 2001		December 31, 2000		December 31, 1999
(dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage

Commercial	$ 60,598	13.2%	$ 46,797	11.7%	$ 49,265	13.7%	$ 37,878	16.0%	$ 31,516	18.0%
Real estate - Construction	54,900	11.9%	47,221	11.9%	59,754	16.7%	48,039	20.3%	34,843	19.9%
Real estate - Commercial/
Residential	288,051	62.7%	259,097	65.0%	206,648	57.7%	114,902	48.5%	97,620	55.8%
Consumer	34,273	7.5%	34,648	8.7%	34,537	9.6%	30,675	12.9%	9,009	5.1%
Other	21,941	4.8%	10,587	2.7%	8,189	2.3%	5,478	2.3%	1,992	1.2%

Total	$ 459,763	100.0%	$ 398,350	100.0%	$ 358,393	100.0%	$ 236,972	100.0%	$ 174,980	100.0%

        Net outstanding loans totaled $453.0 million at December 31, 2003, representing an increase of $60.7 million, or 15.47% compared to $392.3 million as of December 31, 2002. Loan commitments grew to $86.1 million as of December 31, 2003, representing an increase of $19.5 million over year-end 2002.

        PremierWest's gross loan portfolio at December 31, 2003, includes loans secured by real estate 74.59%, commercial loans 13.18%, and consumer and other loans 12.23%. The largest category is concentrated in real estate loans, primarily due to management's focus on the significant growth opportunities existing within mortgage and commercial real estate activities occurring in the Bank's market area. Some commercial loans are secured by real estate, but are used for purposes other than financing the purchase of real property, such as inventory financing and equipment purchases, where real property serves as collateral for the loan; loans of this type are characterized as real estate loans because of the real estate held as collateral.

        The following table presents maturity and re-pricing information for the loan portfolio at December 31, 2003. The table segments the loan portfolio between fixed-rate and adjustable rate loans and their respective re-pricing intervals based on fixed rate loan maturity dates and variable rate loan re-pricing dates for the periods indicated.

	December 31, 2003
	Within One	One to Five	After Five
(dollars in thousands)	Year (1)	Years	Years	Total

FIXED-RATE LOAN MATURITIES
Commercial	$4,935	$8,128	$1,121	$14,184
Real estate - Construction	2,345	260	-	2,605
Real estate - Commercial/Residential	17,803	16,316	1,332	35,451
Consumer	4,416	8,688	9,016	22,120
Other	3,601	1,613	681	5,895

Total fixed rate loan maturities	33,100	35,005	12,150	80,255

ADJUSTABLE-RATE LOAN REPRICINGS
Commercial	$42,097	$3,266	$1,051	$46,414
Real estate - Construction	47,283	3,221	1,791	52,295
Real estate - Commercial/Residential	109,495	123,130	19,975	252,600
Consumer	10,290	1,769	94	12,153
Other	10,337	5,549	160	16,046

Total adjustable-rate loan maturities	219,502	136,935	23,071	379,508

Total maturities and repricings	$252,602	$171,940	$35,221	$459,763

(1)    Loans due on demand and overdrafts are included in the amount due in one year or less. PremierWest has no loans without a stated schedule for repayment or a stated maturity.

Nonperforming Loans

        Management considers a loan to be nonperforming when it is 90 days or more past due, or sooner when the Bank has determined that repayment of the loan in full is unlikely. Generally, unless collateral for a loan is a one- to- four family residential dwelling, interest accrual ceases in 90 days (but no later than the date of acquisition by foreclosure, voluntary deed or other means) and the loan is classified as nonperforming. A loan placed on nonaccrual status may or may not be contractually past due at the time the determination is made to place the loan on nonaccrual status, and it may or may not be secured. When a loan is placed on nonaccrual status, it is the Bank's policy to reverse interest previously accrued but uncollected. Interest later collected on the nonaccrual loan is credited to loan principal if, in management's opinion, full collectibility of principal is doubtful.

        At December 31, 2003, loans that were more than 90 days delinquent or for which the accrual of interest had been discontinued included the following:

		% of
		Related
(dollars in thousands)	Amount	Portfolio

Commercial	$32	0.05%
Real estate - Construction	-	-
Real estate - Commercial/Residential	272	0.09%
Consumer	96	0.28%
Other	-	-

Total	$400	0.09%

        Impaired loans include all nonaccrual and restructured commercial and real estate loans. Loan impairment is measured as the present value of expected future cash flows discounted at the loan's effective interest rate, the fair value of the collateral of an impaired collateral-dependent loan or an observable market price. Interest income on impaired loans is recognized by the cash basis method.

        When the Bank acquires real estate through foreclosure, voluntary deed, or similar means, it is classified as "other real estate owned" until it is sold. On December 31, 2003, other real estate owned amounted to approximately $1.5 million, compared to $85,000 in 2002. When property is acquired in this manner, it is recorded at the lower of cost (the unpaid principal balance at the date of acquisition) or fair value less estimated selling costs. Any further write-down is charged to expense. All costs incurred from the date of acquisition to maintain the property are expensed as incured. "Other real estate owned" is appraised during the foreclosure process, before acquisition. Losses are recognized against the allowance for loan losses in the amount by which the cost value of the related loan exceeds the estimated net realizable value of the property acquired.

        At December 31, 2003 and 2002, nonperforming loans totaled approximately $400,000 and $3.5 million, respectively. PremierWest had nonaccrual loans of $385,000 at December 31, 2003 and $3.4 million at December 31, 2002. This reduction in nonperforming and nonaccrual loans occurred during a year in which the Bank experienced nearly $60.7 million in net loan growth. Management is committed to a credit culture that embraces quality underwriting standards and that provides for the effective monitoring of loan quality and aggressive resolution to problem loans once they are identified. Nonperforming loans amounted to 0.09% of total loans outstanding at December 31, 2003, compared to 0.87% at December 31, 2002. Interest income that would have been recognized on nonaccrual loans if such loans had performed in accordance with contractual terms totaled $118,000 for the year ended December 31, 2003, $324,000 for the year ended December 31, 2002, and $334,000 for the year ended December 31, 2001. Actual interest income recognized on such loans during all of the periods was not significant. At December 31, 2003 and 2002, the allowance for loan losses related to impaired loans was $174,000 and $1.9 million, respectively.

        The following table summarizes nonperforming assets by category:

	December 31,
(dollars in thousands)	2003	2002	2001	2000	1999

Loans on nonaccrual status	$385	$3,410	$2,115	$4,803	$2,774
Loans past due greater than 90 days but
not on nonaccrual status	15	59	3,594	9	123
Other real estate owned	1,511	85	1,259	1,846	1,209

Total nonperforming assets	$1,911	$3,554	$6,968	$6,658	$4,106

Percentage of nonperforming assets
to total assets	0.33%	0.69%	1.43%	1.93%	1.38%

Allowance for Loan Losses

        The allowance for loan losses is established through the provision for loan losses charged to expense and represents the aggregate of the loan loss provision charged against earnings as described above, net of loans charged-off and recoveries on previously charged-off loans. The provision charged to operating expense is based on loan loss experience and other factors that, in management's judgment, should be recognized to estimate losses. Management monitors the loan portfolio to ensure that the reserve for loan losses remains adequate to absorb potential losses identified by the portfolio review process, including loans on nonaccrual status and current loans whose repayment according to the loan's repayment plan is considered by management to be in serious doubt.

        The amount of the allowance for loan losses is based on a variety of factors, including:

  Analysis of risks inherent in the various segments of the loan portfolio;
  Management's assessment of known or potential problem credits which have come to management's attention during the ongoing review of credit quality;
  Estimates of the value of underlying collateral and guarantees;
  Legal representation regarding the potential outcome of pending actions for collection of loans and related guarantees;
  Historical loss experience; and,
  Current local and national economic conditions and other factors.

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

        A downturn in the local Oregon and/or California economies and employment could result in increased levels of nonperforming assets and charge-offs, increased loan loss provisions and reductions in income. Additionally, as an integral part of the examination process, bank regulatory agencies periodically review PremierWest's allowance for loan losses. The banking agencies could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

        PremierWest's allowance for loan losses totaled $5.5 million at December 31, 2003, and $4.8 million at December 31, 2002, representing 1.19% of total loans at December 31, 2003, and 1.21% of total loans at December 31, 2002. The loan loss allowance represents 1,366.50% of nonperforming loans at December 31, 2003, and 139.46% of nonperforming loans at December 31, 2002. Although management believes that it uses the best information available in providing for estimated loan losses and believes that the allowance was adequate at December 31, 2003, future adjustments could be necessary and net earnings could be negatively affected if circumstances and/or economic conditions differ substantially from the assumptions used in making the determinations of the adequacy of the allowance for loan losses.

        The following is a summary of PremierWest's loan loss experience and selected ratios for the periods presented.

	December 31,
(dollars in thousands)	2003	2002	2001	2000	1999

Loans outstanding at end of year	$459,763	$398,350	$358,393	$236,972	$174,980
Average loans outstanding	$414,623	$380,068	$304,257	$212,685	$147,237
Allowance for loan losses, beginning
of year	$4,838	$4,825	$3,476	$3,075	$2,832
Loans charged off:
Commercial	(252)	(672)	(500)	(197)	(726)
Real estate	(160)	(253)	(538)	(163)	(34)
Consumer	(222)	(216)	(297)	(147)	(74)

Total loans charged off	(634)	(1,141)	(1,335)	(507)	(834)

Recoveries:
Commercial	28	55	47	38	63
Real estate	-	2	-	47	167
Consumer	34	60	78	15	12
Other	-	-	-	139	-

Total recoveries	62	117	125	239	242

Net loans charged off	(572)	(1,024)	(1,210)	(268)	(592)
Allowance for loan losses transferred
from Timberline	-	-	1,396	-	-
Provision charged to income	1,200	1,037	1,163	669	835

Allowance for loan losses, end of year	$5,466	$4,838	$4,825	$3,476	$3,075
Ratio of net loans charged off to average
loans outstanding	(0.14)%	(0.27)%	(0.40)%	(0.13)%	(0.40)%
Ratio of allowance for loan losses to
ending total loans	1.19%	1.21%	1.35%	1.47%	1.76%

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

	December 31,
	2003		2002		2001		2000		1999
	Total Amount	Percentage of Allowance	Total Amount	Percentage of Allowance	Total Amount	Percentage of Allowance	Total Amount	Percentage of Allowance	Total Amount	Percentage of Allowance
(dollars in thousands)

Type of loan:
Commercial	$874	15.99%	$1,148	23.73%	$1,208	25.04%	$1,214	34.93%	$1,112	36.16%
Real estate-
Construction	475	8.69%	286	5.91%	658	13.64%	925	26.61%	657	21.37%
Real estate-
Commercial/
Residential	3,038	55.58%	2,374	49.07%	2,677	55.48%	1,207	34.72%	1,050	34.15%
Consumer and Other	718	13.14%	822	16.99%	237	4.91%	94	2.70%	97	3.15%
Unallocated	361	6.60%	208	4.30%	45	0.93%	36	1.04%	159	5.17%

Total	$5,466	100.00%	$4,838	100.0%	$4,825	100.0%	$3,476	100.0%	$3,075	100.0%

        As of December 31, 2003, PremierWest's specific allocation of its allowance for loan losses related to loans on nonaccrual status; estimated reserves based on individual credit risk ratings; loans for which management believes the borrower might be unable to comply with loan repayment terms, even though the loans are not in nonaccrual status; and, loans for which supporting collateral might not be adequate to recover loan amounts if foreclosure and subsequent sale of collateral become necessary. The unallocated portion of the allowance for loan losses is provided to recognize estimated potential losses for which a specific reserve has not been established. The unallocated, general reserve is based on the Bank's historical loss experience. Management anticipates charge-offs for 2004 will continue to show improvement over the amount experienced during the past three years although there can be no assurance regarding the actual amount of future charge-offs that will be incurred.

Deposits

        Deposit accounts are PremierWest's primary source of funds. PremierWest offers a number of deposit products to attract both commercial and consumer customers including regular checking and savings accounts, money market savings accounts, IRA accounts, NOW accounts, and a variety of fixed-maturity, fixed-rate certificates with maturities ranging from seven days to 60 months. These accounts earn interest at rates established by management based on competitive market factors and management's desire to increase certain types or maturities of deposit liabilities.

        The distribution of deposit accounts by type and rate is set forth in the following tables as of the indicated dates.

	Years Ended December 31,
	2003			2002			2001
(dollars in thousands)	Average Balance	Interest Expense	Average Rate	Average Balance	Interest Expense	Average Rate	Average Balance	Interest Expense	Average Rate

Interest-bearing checking
and savings	$ 210,515	$ 1,598	0.76%	$ 197,362	$ 2,353	1.19%	$ 161,291	$ 4,332	2.69%
Time deposits	138,507	3,925	2.83%	141,200	5,460	3.87%	150,980	8,692	5.76%

Total interest-bearing deposits	349,022	$ 5,523	1.58%	338,562	$ 7,813	2.31%	312,271	$ 13,024	4.17%
Noninterest-bearing deposits	100,698			85,523			67,698

Total interest-bearing and
noninterest-bearing deposits	$ 449,720			$ 424,085			$ 379,969

        Total deposits grew $47.4 million during 2003, reaching $475.7 million at December 31, 2003 compared to $428.3 million at December 31, 2002, an 11.07% increase. At December 31, 2002, total deposits were $428.3 million, a decrease of $1.7 million or 0.40%, from total deposits of $430.1 million at December 31, 2001. The decrease in outstanding deposits from 2001 to 2002 was a direct result of management's decision to reduce a concentration of higher priced time certificate accounts. However, while time deposit accounts declined by $19.0 million in 2002 over 2001; all other deposit accounts grew by $17.3 million. To the extent PremierWest can fund operations with noninterest-bearing demand deposits, our net interest spread, which is the difference between interest income and interest expense, will improve. During 2003, noninterest-bearing deposits grew $29.9 million, from $91.6 million at December 31, 2002 to $121.5 million at December 31, 2003, a 32.59% increase. At December 31, 2003, core deposits, which consist of all demand deposit accounts, savings accounts, and certificates of deposit less than $100,000, accounted for 91.13% of total deposits, up from 89.55% as of December 31, 2002.

        Interest-bearing deposits consist of money market, NOW, savings, and time certificate accounts. Interest-bearing account balances tend to grow or decline as PremierWest adjusts its pricing and product strategies based on market conditions, including competing deposit products. At December 31, 2003, total interest-bearing deposit accounts were $354.3 million, an increase of $17.6 million, or 5.21%, from December 31, 2002. Increases in savings accounts of $5.8 million and in interest-bearing demand deposits of $25.7 million offset a reduction in time deposits of $14.0 million.

        Management generally follows a policy against relying on brokered deposits as a source for funding future loan growth, since in most cases, brokered deposit accounts are purchased with long-term maturities of two to seven years. At December 31, 2003, time certificates of deposits of $100,000 and over totaled $42.2 million, or 8.87% of total outstanding deposits, compared to $44.8 million,  or  10.45%,  of  total  outstanding  deposits  at  December 31, 2002, and $61.1 million, or 14.21%, of total outstanding deposits at December 31, 2001. This decrease over the last two years, both in amounts and percentage, is a key part of management's strategy to focus on growing core deposits and improving the mix of deposits by decreasing the number of higher paying time deposits accounts. The following table sets forth, by time remaining to maturity, time certificates of deposit accounts outstanding at December 31, 2003:

	Time Deposits of		Time Deposits Less
	$100,000 or More		Than $100,000
(dollars in thousands)	Amount	Percentage	Amount	Percentage

Three months or less	$ 11,613	27.50%	$ 23,132	27.28%
Over three months through six months	4,729	11.20%	13,578	16.01%
Over six months through 12 months	12,704	30.09%	21,270	25.09%
Over 12 months	13,177	31.21%	26,809	31.62%

Total	$ 42,223	100.0%	$ 84,789	100.0%

Short-term and Long-term Borrowings and Other Contractual Obligations

        The following table sets forth certain information with respect to PremierWest's short-term borrowings of federal funds purchased and securities sold under agreements to repurchase:

	Years Ended December 31,
	2003		2002		2001
		Federal		Federal		Federal
	Repurchase	Funds	Repurchase	Funds	Repurchase	Funds
	Agreements	Purchased	Agreements	Purchased	Agreements	Purchased
(dollars in thousands)

Amount outstanding at end of period	$3,401	-	$8,890	$-	$5,480	$-
Weighted average interest rate at
end of period	0.6%	-	1.0%	-	1.2%	-
Maximum amount outstanding at any
month-end during the year	$9,036	-	$9,525	$-	$7,636	$700
Average amount outstanding during
the period	$6,603	-	$8,134	$16	$7,044	$17
Average weighted interest rate
during the period	0.9%	-	1.3%	2.1%	2.6%	3.4%

        PremierWest had long-term borrowings outstanding with the Federal Home Loan Bank of Seattle (FHLB) totaling $23.1 million and $24.8 million as of December 31, 2003 and 2002, respectively. The Bank makes monthly principal and interest payments on the long-term borrowings which mature between 2006 and 2014 and bear interest at rates ranging from 2.77% to 7.63%. The Bank also participates in the Cash Management Advance Program (the Program) with the FHLB and as of December 31, 2003 and 2002, the Bank had no borrowings outstanding under the Program. The Bank had total FHLB borrowings of $23.1 million against an available line of credit of approximately $35.3 million as of December 31, 2003.. All outstanding borrowings with the FHLB are collateralized by a blanket pledge agreement on the Bank's FHLB stock and any funds, investment securities available-for-sale, or loans on deposit with the FHLB.

        PremierWest rents certain properties and facilities under long-term operating lease agreements with varying durations.

        The scheduled repayment of long-term borrowings and other contractual obligations is as follows (in thousands):

	Payments due by period
Contractual Obligations	Total	< 1 year	1-3 years	3-5 years	> 5 years

Long-term debt	$23,058	$639	$21,278	$1,099	$42

Capital lease obligations	-	-	-	-	-

Operating lease obligations	1,763	197	286	143	1,137

Purchase obligations	-	-	-	-	-

Other long-term liabilities reflected
on the company's balance sheet
under GAAP	-	-	-	-	-

Total	$24,821	$836	$21,564	$1,242	$1,179

Off-Balance Sheet Arrangements

        PremierWest does not engage in any off-balance sheet financing activity and there were no off-balance sheet arrangements outstanding at December 31, 2003 and 2002.

LIQUIDITY AND CAPITAL RESOURCES; REGULATORY CAPITAL

        Shareholders' equity was $64.8 million at December 31, 2003, an increase of $15.6 million or 31.68% from December 31, 2002. The increase reflects comprehensive income of $5.9 million, ESOP compensation expense of $24,000, the exercise of stock options and related tax benefit of $69,000, and approximately $9.6 million generated through the sale of Series A Preferred Stock in the fourth quarter of 2003.

        PremierWest has adopted policies to maintain a relatively liquid position to enable it to respond to changes in the financial environment and ensure sufficient funds are available to meet customers' needs for borrowing and deposit withdrawals. Generally, PremierWest's major sources of liquidity are customer deposits, sales and maturities of investment securities, the use of borrowings from the FHLB and correspondent banks, and net cash provided by operating activities. As of December 31, 2003, unused and available lines of credit totaled $85.6 million from FHLB's Cash Management Advance Program and $20.0 million from correspondent banks. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and unscheduled loan prepayments are not as stable because they are influenced by general interest rate levels, competing interest rates available on other investments, market competition, economic conditions, and other factors. Liquid asset balances include cash, amounts due from other banks, federal funds sold, and securities available-for-sale. At December 31, 2003, these liquid assets totaled $73.7 million or 12.90% of total assets as compared to $83.2 million or 16.16% of total assets at December 31, 2002. Total liquid assets of $83.2 million as of December 31, 2002, compare to $100.1 million or 20.49% of total assets at December 31, 2001. Liquidity declined during 2003 as a result of strong loan growth and management's continued commitment to not renew certain higher priced certificates of deposit.

        Analysis of liquidity should include a review of the changes that appear in the consolidated statements of cash flows for the year ended December 31, 2003. The statement of cash flows includes operating, investing, and financing categories. Operating activities include net income of $6.0 million and $3.1 million in adjustments for non-cash items and changes in cash due to changes in certain assets and liabilities. Investing activities consist primarily of both proceeds from and purchases of securities and the impact of the net growth in loans. Financing activities present the cash flows associated with the change in deposit accounts, changes in long-term and other borrowings, and various shareholder transactions, including the sale of preferred stock for $9.6 million.

        At December 31, 2003, PremierWest had outstanding unfunded lending commitments of $86.1 million. Nearly all of these commitments represented unused portions of credit lines available to businesses. Many of these credit lines are not expected to be fully drawn upon and, accordingly, the aggregate commitments do not necessarily represent future cash requirements. Management believes that PremierWest's sources of liquidity are sufficient to meet likely calls on outstanding commitments, although there can be no assurance in this regard.

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

        The following table reflects PremierWest Bank's various capital ratios at December 31, as compared to regulatory minimums for capital adequacy purposes:

	2003	2002	Minimum to be	Minimum to be
	Actual	Actual	"Adequately Capitalized"	"Well-Capitalized"

Total risk-based capital ratio	12.01%	10.34%	>8.00%	>10.00%
Tier 1 risk-based capital ratio	10.94%	9.24%	>4.00%	>6.00%
Leverage ratio	10.12%	7.96%	>4.00%	>5.00%

The various capital ratios for PremierWest Bancorp at December 31, compared to regulatory minimums for capital adequacy purposes are as follows:

	2003	2002	Minimum to be
	Actual	Actual	"Adequately Capitalized"

Total risk-based capital ratio	12.21%	10.52%	>8.00%
Tier 1 risk-based capital ratio	11.15%	9.42%	>4.00%
Leverage ratio	10.31%	8.12%	>4.00%

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

        After our merger with Mid Valley Bank, a substantial portion of our entire market is located on the Interstate 5 corridor between Chico, California, and Roseburg, Oregon. Our customers are directly and indirectly dependent upon the economies of these areas and upon the timber and tourism industries, which are the primary employers and revenue sources in our markets. National, regional, and local economic factors that affect these industries will have a disproportionately negative impact on our customers. Localized economic declines will thus adversely impact our customers, and in exacerbated circumstances may increase the rate at which our borrowers default on their loans. Additionally, the vast majority of our loans are secured by real and personal property located in this same region, and declining economic conditions in this area could make it more difficult for us to realize full value on the collateral that secures these loans. A deterioration in economic and business conditions in our market areas, particularly in the natural resources, manufacturing and real estate industries on which some of these areas depend, could have a material adverse impact on the quality of our loan portfolio and the demand for our products and services, which in turn may have a material adverse effect on our results of operations. Further, a downturn in the national economy might further exacerbate local economic conditions. The extent of the future impact of these events on economic and business conditions cannot be predicted.

We may not effectively manage our growth or our recent or future acquisitions which could adversely effect the quality of our operations and our costs.

        Our financial performance and profitability will depend on our ability to manage recent and possible future growth. Although management believes that it has substantially integrated the business and operations of recent acquisitions, there can be no assurance that unforeseen issues relating to the acquisitions will not adversely affect us. In addition, any future acquisitions and continued growth may present operating and other problems that could have an adverse effect on our business, financial condition and results of operations. Accordingly, there can be no assurance that we will be able to execute our growth strategy or maintain the level of profitability that we have recently experienced. Management anticipates that the merger with Mid Valley Bank will be accretive to earnings, but there can be no guarantee that we will obtain favorable results. As a combined entity with Mid Valley Bank, we will have thirty-two full service banking offices with total assets exceeding $750 million.

We may fail to achieve the revenue increases or realize the cost savings from the Mid Valley Bank acquisition.

        The success of the Mid Valley Bank merger will depend, in part, on our ability to achieve the revenue increases and realize the estimated cost savings from combining the businesses of PremierWest and Mid Valley Bank. PremierWest's management originally estimated that a combination of approximately $1.5 million of annual pre-tax (approximately $1.0 million after-tax) cost savings would be realized from the merger in the first full year after the merger closes. While we remain comfortable with these estimates as of the date of this report, our estimates of the potential cost savings may prove incorrect. Our cost savings estimates also depend on our ability to combine the businesses of PremierWest and Mid Valley Bank in a manner that permits those cost savings to be realized. If our estimates prove incorrect or if we cannot combine our two companies successfully and efficiently, the anticipated cost savings may not be realized fully, or at all, or may take longer to realize than expected.

Combining Mid Valley Bank's operations into PremierWest's may be more difficult, costly or time-consuming than we expect.

        Prior to merging, PremierWest and Mid Valley Bank have operated independently, each with separate operating procedures and management teams. It is possible that the integration process could result in the loss of key employees, the disruption of each company's ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with customers and employees or to achieve the anticipated benefits of the merger. As with any bank merger, there also may be disruptions that cause us to lose customers or cause customers to take their deposits out of our bank.

Our earnings depend upon the spread between the interest rate we receive on loans and securities and the interest rates we pay on deposits and borrowings. If interest rates decline, our business may be negatively impacted more severely than would be experienced in a diversified business.

        Our earnings are impacted by changing interest rates. Changes in interest rates affect the demand for new loans, the credit profile of existing loans, the rates received on loans and securities, and rates paid on deposits and borrowings. The relationship between the rates received on loans and securities and the rates paid on deposits and borrowings is known as interest rate spread. Given our current volume and mix of interest-bearing liabilities and interest-earning assets, our interest rate spread could be expected to increase during times of rising interest rates and, conversely, to decline during times of falling interest rates. Exposure to interest rate risk is managed by monitoring the re-pricing frequency of PremierWest Bank's rate-sensitive assets and rate-sensitive liabilities over any given period. Although we believe our current level of interest rate sensitivity is reasonable, significant fluctuations in interest rates may have an adverse affect on our business, financial condition and results of operations.

Our business is heavily regulated and the creation of additional regulations may negatively affect our operations.

        We are subject to government regulation that could limit or restrict our activities, which in turn could adversely impact our operations. The financial services industry is regulated extensively. Federal and state regulations are designed primarily to protect the deposit insurance funds and consumers, and not to benefit our stockholders. These regulations can sometimes impose significant limitations on our operations. In addition, these regulations are constantly evolving and may change significantly over time. Significant new laws or changes in existing laws or repeal of existing laws may cause our results to differ materially. Further, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects credit conditions for us.

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

        A source of risk arises from the possibility that losses will be sustained if a significant number of our borrowers, guarantors and related parties fail to perform in accordance with the terms of their loans. We have adopted underwriting and credit monitoring procedures and credit a policy, including the establishment and review of the allowance for loan losses that management believes are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying our credit portfolio. These policies and procedures, however, may not prevent unexpected losses that could materially affect our results of operations.

Recently issued accounting standards

        In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (VIE). It defined a VIE as a corporation, partnership, trust, or any other legal structure used for the business purpose that either a) does not have equity investors with voting rights or b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. This interpretation will require a VIE to be consolidated or deconsolidated by a company if that company is subject to a majority of the risk of loss from the VIE's activities or entitled to receive a majority of the entity's residual return. The provisions of interpretation No. 46 are required to be applied immediately to VIE's created after January 31, 2003. The Company does not have any VIE and accordingly the implementation of the Interpretation did not result in an impact on its financial position or results of operations.

        In April 2003, the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003. Adoption of the Statement did not result in an impact on the Company's statement of financial position or results of operations.

        In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. Adoption of the Statement did not result in an impact on the Company's statement of financial position or results of operations.

        In November 2003, the Emerging Issues Task Force (EITF) reached a consensus that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available-for-sale or held-to-maturity under FASB Statements No. 115 and 124, that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. This EITF consensus is effective for fiscal years ending after December 15, 2003. Accordingly, the Company has adopted this statement as of December 31, 2003 and the result did not have an impact on the Company's statement of financial position or results of operations.

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

        The following table illustrates the maturities or repricing of PremierWest's assets and liabilities as of December 31, 2003, based upon the contractual maturity or contractual repricing dates of loans and the contractual maturities of time deposits and borrowings. Prepayment assumptions have not been applied to fixed-rate mortgage loans. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

(dollars in thousands)	BY REPRICING INTERVAL
	0 - 3 Months	4 - 12 Months	1 - 5 Years	Over 5 Years	Total

ASSETS
Interest-earning assets:
Federal funds sold and interest-earning
deposits	$ 31,405	$ -	$ -	$ -	$ 31,405
Securities available-for-sale	3,046	5,503	11,055	3,037	22,641
Loans	157,036	95,567	171,940	35,220	459,763

Total	$ 191,487	$ 101,070	$ 182,995	$ 38,257	$ 513,809
LIABILITIES
Interest-bearing liabilities:
Interest-bearing checking and savings	$ 88,483	$ 32,148	$ 88,870	$ 17,766	$ 227,267
Time deposits	34,871	52,281	39,850	10	127,012
Borrowings	5,416	6,137	14,856	50	26,459

Total	$ 128,770	$ 90,566	$ 143,576	$ 17,826	$ 380,738

Interest rate sensitivity gap	$ 62,717	$ 10,504	$ 39,419	$ 20,431	$ 133,071
Cumulative	$ 62,717	$ 73,221	$ 112,640	$ 133,071
Cumulative gap as a % of earning-assets	12.2%	14.3%	21.9%	25.9%

        For purposes of the gap analysis, loans are not reduced by the allowance for loan losses and nonperforming loans. Unearned discounts and deferred loan fees are also excluded.

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

        PremierWest's simulation analysis forecasts net interest income and earnings given unchanged interest rates (stable rate scenario). The model then estimates a percentage change from the stable rate scenario under scenarios of rising and falling market interest rates over various time horizons. The simulation model based on December 31, 2003 data, estimates that if a decline of 200 basis points occurs, net interest income could be unfavorably affected up to approximately 7.06%, while a similar increase in market rates would have a favorable impact of approximately 6.60%. Because of uncertainties about customer behavior, refinance activity, absolute and relative loan and deposit pricing levels, competitor pricing and market behavior, product volumes and mix, and other unexpected changes in economic events affecting movements and volatility in market rates, there can be no assurance that simulation results are reliable indicators of earnings under such conditions.

	Net (Decrease) in	Net
	Net Interest Income	Interest	Return on
	(in thousands)	Margin	Equity

As of December 31, 2003,
the prime rate was 4.0%	$-	(1) 5.29%	11.23%

Prime rate increase of:
200 basis points to 6.0%	$1,833	5.93%	12.87%
100 basis points to 5.0%	$845	5.67%	11.92%

Prime rate decrease of:
200 basis points to 2.0%	$(1,962)	4.90%	9.15%
100 basis points to 3.0%	$(824)	5.17%	10.28%

(1) Tax adjusted at a 34% rate.

        It is PremierWest's policy to manage interest rate risk to maximize long-term profitability under the range of likely interest-rate scenarios.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements called for by this item are included in this report beginning on page F-1.

        The following tables set forth the Company's unaudited consolidated financial data regarding operations for each quarter of 2003 and 2002. This information, in the opinion of management, includes all adjustments necessary, consisting only of normal and recurring adjustments, to state fairly the information set forth therein. Certain amounts previously reported have been reclassified to conform to the current presentation. These reclassifications had no net impact on the results of operations.

	2003
(dollars in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

INCOME STATEMENT DATA
Total interest income	$7,850	$7,923	$8,169	$7,838
Total interest expense	1,750	1,686	1,538	1,418

Net interest income	6,100	6,237	6,631	6,420
Provision for loan losses	300	300	300	300

Net interest income after
provision for loan losses	5,800	5,937	6,331	6,120
Noninterest income	1,356	1,576	1,599	1,349
Noninterest expense	5,279	5,223	5,464	5,075

Income before income taxes	1,877	2,290	2,466	2,394
Provision for income taxes	629	769	824	802

Net income	$1,248	$1,521	$1,642	$1,592

Basic earnings per common share	$0.10	$0.12	$0.13	$0.13
Diluted earnings per common share	$0.10	$0.12	$0.13	$0.12

	2002
(dollars in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

INCOME STATEMENT DATA
Total interest income	$8,150	$8,033	$8,061	$8,054
Total interest expense	2,458	2,107	2,024	1,913

Net interest income	5,692	5,926	6,037	6,141
Provision for loan losses	292	295	225	225

Net interest income after
provision for loan losses	5,400	5,631	5,812	5,916
Noninterest income	1,278	1,368	1,300	1,606
Noninterest expense	5,294	5,377	5,471	5,597

Income before income taxes	1,384	1,622	1,641	1,925
Provision for income taxes	477	495	552	645

Income before cumulative effect of
accounting change	907	1,127	1,089	1,280
Cumulative effect of an accounting
change, net of tax	-	(99)	-	-

Net income	$907	$1,028	$1,089	$1,280

Basic earnings per common share	$0.07	$0.08	$0.09	$0.11
Diluted earnings per common share	$0.07	$0.08	$0.09	$0.10

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.     CONTROLS AND PROCEDURES

        As of the end of the calendar year covered by this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Our principal executive and financial officers supervised and participated in this evaluation. Based on this evaluation, our principal executive and financial officers each concluded that our disclosure controls and procedures are effective in timely alerting them to material information required o be included in our periodic reports to the SEC. The design of any system of controls is based in part upon various assumptions about the likelihood of future events, and there can be no assurance that any of our plans, products, services or procedures will succeed in achieving their intended goals under future conditions. In addition, there have been no significant changes in our internal controls or in other factors known to management that could significantly affect our internal controls subsequent to our most recent evaluation. We have found no facts that would require us to take any corrective actions with regard to significant deficiencies or material weaknesses.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information provided in response to this Item is incorporated by reference to the Definitive Proxy Statement on Schedule 14A for the Company's 2004 Annual Meeting of Shareholders, which the Company expects first to be sent or given to security holders on or about April 9, 2004.

ITEM 11.     EXECUTIVE COMPENSATION AND REPORT OF COMPENSATION COMMITTEE

        The information provided in response to this Item is incorporated by reference to the Definitive Proxy Statement on Schedule 14A for the Company's 2004 Annual Meeting of Shareholders, which the Company expects first to be sent or given to security holders on or about April 9, 2004.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information provided in response to the Security Ownership of Certain Beneficial Owners and Management required by this Item is incorporated by reference to the Definitive Proxy Statement on Schedule 14A for the Company's 2004 Annual Meeting of Shareholders, which the Company expects first to be sent or given to security holders on or about April 9, 2004.

        Equity Compensation Plan Information

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	510,277 (1)	$5.98 (1)	688,308
Equity compensation plans not approved by security holders	-	-	-
Total	510,277	$5.98	688,308

        Notes:

        (1)-  Includes 57,041 options with a weighted average exercise price of $3.56 that were assumed in the merger of Douglas National Bank on May 8, 2000.

        Under PremierWest Bank's Stock Option Plan (the Stock Option Plan), it may grant Incentive Stock Options (ISOs) and Nonqualified Stock Options (NSOs) to key employees. The option price of ISOs is the fair market value at the date of grant, and the option price of NSOs is to be a price not less than 85% of the fair market value at the date of grant. The options generally vest over time, and all options generally expire after a period of ten years. However, the Board has the right to suspend or terminate the Stock Option Plan at any time, except with respect to the remaining options outstanding.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information provided in response to this Item is incorporated by reference to the Definitive Proxy Statement on Schedule 14A for the Company's 2004 Annual Meeting of Shareholders, which the Company expects first to be sent or given to security holders on or about April 9, 2004.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information provided in response to this item is incorporated by reference to the Definitive Proxy Statement on Schedule 14A for the Company's 2004 Annual Meeting of Shareholders, which the Company expects first to be sent or given to security holders on or about April 9, 2004.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)	Financial Statements:
The consolidated financial statements for the fiscal years ended December 31, 2003, 2002, and 2001 are included in this report beginning on page F-1.

(2)	Financial Statement Schedules:

All schedules have been omitted because the information is not required, not applicable, not present in amounts sufficient to require submission of the schedule, or is included in the financial statements or notes thereto.

(3)	The following exhibits are filed with, and incorporated into by reference, this report, and this list constitutes the exhibit index:

Exhibits

2.1	Agreement of Merger dated September 15, 2003, by and among PremierWest Bancorp, PremierWest Bank and Mid Valley Bank (1)

2.2	Amendment No. 1 to the Agreement of Merger, dated November 24, 2003 (1)

3.1	Articles of Incorporation of PremierWest Bancorp (1)

3.2	Amended and Restated Bylaws of PremierWest Bancorp (2)

4.1	Specimen Stock Certificate (3)

4.2	Series A Preferred Stock Certificate Designation of the Registrant (1)

10.1	Stock Option Agreement by and between Timberline Bancshares and PremierWest Bancorp, dated October 16, 2000 (4)

10.2	Employment Agreement between Tom Anderson and PremierWest Bancorp dated January 11, 2002 (5)+

10.3	Employment Agreement between John L. Anhorn and PremierWest Bancorp dated August 9, 2002 (5)+

10.4	Employment Agreement dated September 15, 2003, by and among PremierWest Bancorp, PremierWest Bank and Joan M. Blocker (1)+

10.5	Employment Agreement between Richard R. Hieb and PremierWest Bancorp dated August 9, 2002 (5)+

10.7	Salary Continuation Agreement between John L. Anhorn and PremierWest Bank (5)+

10.8	Salary Continuation Agreement between Richard R. Hieb and PremierWest Bank (5)+

10.9	1992 Combined Incentive and Non-Qualified Stock Option Plan of Bank of Southern Oregon (3)

10.10	United Bancorp Stock Option Plan, as amended (6)

10.11	PremierWest Bancorp Stock Option Plan (5)

10.12	PremierWest Bancorp 401(k) Profit Sharing Plan (7)

21.1	Subsidiaries of PremierWest Bancorp (1)

23.1	Consent of Moss Adams LLP relating to the audited financial statements of the registrant for the period ending December 31, 2003 and 2002

23.2	Consent of Symonds, Evans & Company relating to the audited financial statements of the registrant for the periods ended December 31, 2001

31.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

	(1)	Incorporated by reference to the Registrant's statement on Form S-4 (File NO. 333-1110842)
	(2)	Incorporated by reference to the quarterly report on Form 10-Q for the period ended September 30, 2003
	(3)	Incorporated by reference to the registration statement on Form S-4 (File No. 333-96209)
	(4)	Incorporated by reference to the registration statement on Form S-4 (File No. 333-53588)
	(5)	Incorporated by reference to the Registrant's Annual Report on Form 10-K for fiscal year ended December 31, 2002
	(6)	Incorporated by reference to the registration statement on Form S-8 (File No. 333-40886)
	(7)	Incorporated by reference to the registration statement on Form S-8 (File No. 333-109419) + Management contract or compensatory plan or arrangement

(b) Reports on Form 8-K.

        On October 9, 2003, the Company filed a current report on Form 8-K to provide under Items 7, 9 and 12 a press release reporting the release of earnings for the third quarter of 2003. Such information shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934.

        On November 19, 2003, the Company filed a current report on Form 8-K to provide under Items 5 and 7 a press release announcing the closing of the sale of the Company's Series A Preferred Stock.

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

PREMIERWEST BANCORP
 (Registrant)

By:	/s/ John L. Anhorn	Date: March 9, 2004
John L. Anhorn, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ John Duke	Date: March 9, 2004
John Duke, Director

By:	/s/ Dennis Hoffbuhr	Date: March 9, 2004
Dennis Hoffbuhr, Director

By:	/s/ Rickar Watkins	Date: March 9, 2004
Rickar Watkins, Director

By:	/s/ James Patterson	Date: March 9, 2004
James Patterson, Director

By:	/s/ John L. Anhorn	Date: March 9, 2004
John L. Anhorn, President and Chief Executive Officer

By:	/s/ Richard R. Hieb	Date: March 9, 2004
Richard R. Hieb, Chief Operating Officer

By:	/s/ Tom Anderson	Date: March 9, 2004
Tom Anderson, Chief Financial Officer and Principal Accounting Officer

Signatures - (continued)

By:	/s/ David A. Emmett	Date: March 9, 2004
David A. Emmett, Director

By:	/s/ Brian Pargeter	Date: March 9, 2004
Brian Pargeter, Director

By:	/s/ Patrick Huycke	Date: March 9, 2004
Patrick Huycke, Director

By:	/s/ Jeffrey Chamberlain	Date: March 9, 2004
Jeffrey Chamberlain, Director

By:	/s/ Don Hilton	Date: March 9, 2004
Don Hilton, Director

PREMIERWEST BANCORP AND SUBSIDIARY

INDEPENDENT AUDITOR'S REPORT
AND
CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003, 2002, AND 2001

CONTENTS

PAGE
INDEPENDENT AUDITOR'S REPORT	1

CONSOLIDATED FINANCIAL STATEMENTS
Balance sheets	2 - 3
Statements of income	4 - 5
Statements of changes in shareholders' equity	6
Statements of cash flows	7 - 8
Notes to financial statements	9 - 40

Note: These consolidated financial statements have not been reviewed, or confirmed for accuracy or relevance by the Federal Deposit Insurance Corporation.

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders
PremierWest Bancorp and Subsidiary

We have audited the accompanying consolidated balance sheets of PremierWest Bancorp and Subsidiary (PremierWest Bank) as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of PremierWest Bancorp's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated statements of income, changes in shareholders' equity, and cash flows of PremierWest Bancorp and Subsidiary for the year ended December 31, 2001, were audited by other auditors whose report dated January 25, 2002, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PremierWest Bancorp and Subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Portland, Oregon
January 15, 2004

PREMIERWEST BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,
	2003	2002
	(in thousands)

Cash and cash equivalents:
Cash and due from banks	$18,949	$28,952
Federal funds sold	31,400	12,485

Total cash and cash equivalents	50,349	41,437

Interest-bearing deposits with Federal Home
Loan Bank	5	208

Investments:
Investment securities available-for-sale, at fair
market value	23,351	41,598
Federal Home Loan Bank stock	1,792	1,696
Other equity investments	5	-

Total investments	25,148	43,294

Loans, net of allowance for loan losses and
deferred loan fees	452,972	392,274

Premises and equipment, net of accumulated
depreciation and amortization	21,784	18,725

Goodwill, net of amortization	6,633	6,633

Accrued interest and other assets	14,430	12,513

TOTAL ASSETS	$571,321	$515,084

PREMIERWEST BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY

	December 31,
	2003	2002
	(in thousands)

LIABILITIES
Deposits:
Demand	$121,467	$91,611
Interest-bearing demand and savings	227,267	195,750
Time	127,012	140,976

Total deposits	475,746	428,337

Federal Home Loan Bank borrowings	23,058	24,847
Securities sold under agreements to repurchase	3,401	8,890
ESOP notes payable	-	16
Accrued interest and other liabilities	4,365	3,822

Total liabilities	506,570	465,912

COMMITMENTS AND CONTINGENCIES (Notes 13 and 19)

SHAREHOLDERS' EQUITY
Series A Preferred Stock, no par value, 1,000,000
shares authorized; 11,000 shares issued
and outstanding	9,590	-
Common stock, no par value, 20,000,000 shares
authorized; 12,162,026 shares issued
and outstanding (11,567,559 in 2002)	38,260	33,875
Retained earnings	16,463	14,772
Unearned ESOP compensation	-	(16)
Accumulated other comprehensive income	438	541

Total shareholders' equity	64,751	49,172

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$571,321	$515,084

See accompanying notes.

PREMIERWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2003	2002	2001
	(in thousands, except earnings per
	share amounts)

INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$29,951	$29,595	$27,078
Taxable interest on investment securities	704	1,683	2,879
Nontaxable interest on investment securities	606	692	760
Interest on federal funds sold	421	225	715
Interest on deposits with Federal Home
Loan Bank	1	2	202
Federal Home Loan Bank stock dividends	96	101	105

Total interest and dividend income	31,779	32,298	31,739

INTEREST EXPENSE
Deposits:
Interest-bearing demand and savings	1,598	2,353	4,332
Time	3,925	5,460	8,692
Federal funds purchased and securities sold
under agreements to repurchase	58	130	186
Federal Home Loan Bank borrowings and
ESOP notes payable	810	559	359

Total interest expense	6,391	8,502	13,569

NET INTEREST INCOME	25,388	23,796	18,170

LOAN LOSS PROVISION	1,200	1,037	1,163

Net interest income after loan loss provision	24,188	22,759	17,007

NONINTEREST INCOME
Service charges on deposit accounts	2,030	1,601	1,367
Mortgage loan brokerage and other fees	1,807	1,780	1,576
Investment brokerage and annuity fees	796	684	261
Other commissions and fees	780	699	576
Gains on sales of investment securities, net	29	304	73
Other noninterest income	438	484	130

Total noninterest income	5,880	5,552	3,983

NONINTEREST EXPENSE
Salaries and employee benefits	12,189	12,725	10,129
Net occupancy and equipment	3,892	3,961	3,116
Communications	1,068	1,088	857
Professional fees	550	668	427
Advertising	607	532	430
Other	2,735	2,765	2,947

Total noninterest expense	21,041	21,739	17,906

PREMIERWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2003	2002	2001
	(in thousands, except earnings per
	share amounts)

INCOME BEFORE PROVISION FOR INCOME
TAXES AND CUMULATIVE EFFECT OF AN
ACCOUNTING CHANGE	$9,027	$6,572	$3,084

PROVISION FOR INCOME TAXES	3,024	2,169	1,044

NET INCOME BEFORE CUMULATIVE EFFECT
OF AN ACCOUNTING CHANGE	6,003	4,403	2,040

CUMULATIVE EFFECT OF AN ACCOUNTING
CHANGE, NET OF TAX	-	(99)	-

NET INCOME	$6,003	$4,304	$2,040

BASIC EARNINGS PER COMMON SHARE
BEFORE CUMULATIVE EFFECT OF AN
ACCOUNTING CHANGE	$0.49	$0.36	$0.18

DILUTED EARNINGS PER COMMON SHARE
BEFORE CUMULATIVE EFFECT OF AN
ACCOUNTING CHANGE	$0.49	$0.36	$0.18

PER SHARE CUMULATIVE EFFECT OF AN
ACCOUNTING CHANGE, NET OF TAX	$-	$0.01	$-

BASIC EARNINGS PER COMMON SHARE
AFTER CUMULATIVE EFFECT OF AN
ACCOUNTING CHANGE	$0.49	$0.35	$0.18

DILUTED EARNINGS PER COMMON SHARE
AFTER CUMULATIVE EFFECT OF AN
ACCOUNTING CHANGE	$0.49	$0.35	$0.18

See accompanying notes.

PREMIERWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

							Accumulated
						Unearned	Other	Total
	Preferred Stock		Common Stock		Retained	ESOP	Comprehensive	Shareholders'	Comprehensive
	Shares	Amount	Shares	Amount	Earnings	Compensation	Income (Loss)	Equity	Income
	(in thousands, except share amounts)

BALANCE, December 31, 2000	-	$-	8,598,917	$18,679	$14,514	$(383)	$(368)	$32,442

Comprehensive income:
Net income	-	-	-	-	2,040	-	-	2,040	$2,040
Other comprehensive income -
unrealized gains on investment
securities available-for-sale of
$781 (net taxes of $485)	-	-	-	-	-	-	781	781	781

Reclassification adjustment
for net gains on sales of
investment securities
available-for-sale included in
net income of $45 (net of taxes
of $28)	-	-	-	-	-	-	(45)	(45)	(45)

Comprehensive income									$2,776

Common stock issued to shareholders
of Timberline Bancshares, Inc.	-	-	1,674,036	7,995	-	-	-	7,995
5% stock dividend	-	-	513,945	2,546	(2,546)	-	-	-
ESOP compensation expense	-	-	-	70	-	221	-	291
Stock options exercised	-	-	67,834	119	-	-	-	119
Income tax benefit of stock options
exercised	-	-	-	71	-	-	-	71

BALANCE, December 31, 2001	-	-	10,854,732	29,480	14,008	(162)	368	43,694

Comprehensive income:
Net income	-	-	-	-	4,304	-	-	4,304	$4,304
Other comprehensive income -
unrealized gains on investment
securities available-for-sale of
$361 (net of taxes of $224)	-	-	-	-	-	-	361	361	361

Reclassification adjustment
for net gains on sales of
investment securities
available-for-sale included in
net income of $188 (net of taxes
of $116)	-	-	-	-	-	-	(188)	(188)	(188)

Comprehensive income									$4,477

5% stock dividend	-	-	542,574	3,540	(3,540)	-	-	-
ESOP compensation expense	-	-	-	91	-	146	-	237
Stock options exercised	-	-	170,253	572	-	-	-	572
Income tax benefit of stock options
exercised	-	-	-	192	-	-	-	192

BALANCE, December 31, 2002	-	-	11,567,559	33,875	14,772	(16)	541	49,172

Comprehensive income:
Net income	-	-	-	-	6,003	-	-	6,003	$6,003
Other comprehensive income -
unrealized losses on investment
securities available-for-sale of
$84 (net taxes of $43)	-	-	-	-	-	-	(84)	(84)	(84)

Reclassification adjustment
for net gains on sales of
investment securities
available-for-sale included in
net income of $19 (net of taxes
of $10)	-	-	-	-	-	-	(19)	(19)	(19)

Comprehensive income									$5,900

Issuance of preferred stock	11,000	9,590	-	-	-	-	-	9,590
5% stock dividend	-	-	578,200	4,308	(4,308)	-	-	-
Cash paid for fractional shares	-	-	-	-	(4)	-	-	(4)
ESOP compensation expense	-	-	-	8	-	16	-	24
Stock options exercised	-	-	16,267	31	-	-	-	31
Income tax benefit of stock options
exercised	-	-	-	38	-	-	-	38

BALANCE, December 31, 2003	11,000	$9,590	12,162,026	$38,260	$16,463	$-	$438	$64,751

See accompanying notes.

PREMIERWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2003	2002	2001
	(in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,003	$4,304	$2,040
Adjustments to reconcile net income to net cash
from operating activities:
Depreciation and amortization	1,939	2,026	1,966
Loan loss provision	1,200	1,037	1,163
Gains on sales of investment securities
available-for-sale, net	(29)	(304)	(73)
Amortization of premium (accretion of
discount) on investment securities, net	5	28	(27)
Decrease in value of equity investments	15	-	-
Deferred income taxes	101	350	(489)
Income tax benefit of stock options exercised	38	192	71
Dividends on Federal Home Loan Bank stock	(96)	(101)	(105)
Loss (gain) on sale of fixed assets	5	(66)	-
Gain on sale of other real estate owned	(3)	(224)	-
Changes in accrued interest receivable/payable
and other assets/liabilities	(15)	(3,825)	(304)

Net cash from operating activities	9,163	3,417	4,242

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investment securities available-for-sale	(6,019)	(19,498)	(37,298)
Proceeds from maturities and calls of investment
securities available-for-sale	23,108	30,053	40,160
Proceeds from sales of investment securities available-
for-sale	1,015	12,482	18,146
Decrease (increase) in interest-bearing deposits with
Federal Home Loan Bank	203	1,042	(1,250)
Purchase of other equity investments	(20)	-	-
Loan originations, net	(63,406)	(41,971)	(64,187)
Purchases of premises and equipment, net	(4,962)	(2,341)	(5,928)
Proceeds from the sale of other real estate owned	82	1,977	-
Acquired net assets of Timberline Bancshares, Inc., net
of cash and cash equivalents acquired of $24,314	-	-	18,118

Net cash from investing activities	(49,999)	(18,256)	(32,239)

PREMIERWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2003	2002	2001
	(in thousands)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	$47,409	$(1,718)	$46,361
Net (decrease) increase in Federal Home Loan
Bank borrowings	(1,789)	19,281	(1,106)
Net (decrease) increase in securities sold under
agreements to repurchase	(5,489)	3,410	(682)
Proceeds from the issuance of preferred stock	9,590	-	-
Stock options exercised	31	572	119
Cash paid for fractional shares relating to stock dividend	(4)	-	-

Net cash from financing activities	49,748	21,545	44,692

NET INCREASE IN CASH AND CASH EQUIVALENTS	8,912	6,706	16,695

CASH AND CASH EQUIVALENTS,
beginning of year	41,437	34,731	18,036

CASH AND CASH EQUIVALENTS,
end of year	$50,349	$41,437	$34,731

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
Cash paid for interest	$6,489	$8,783	$13,470
Cash paid for taxes	$2,829	$2,344	$1,107

SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING ACTIVITIES
Transfers of loans to other real estate owned	$1,508	$1,451	$587
ESOP compensation expense, including mark-
to-market adjustments	$24	$237	$291

See accompanying notes.

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - The accompanying consolidated financial statements include the accounts of PremierWest Bancorp (the Company or PremierWest) and its wholly-owned subsidiary, PremierWest Bank (the Bank).

The Bank offers a full range of financial products and services through a network of branches along the Interstate 5 freeway corridor between Roseburg, Oregon, and Redding, California. The Bank's activities include the usual lending and deposit functions of a community oriented commercial bank: commercial, real estate, installment, and mortgage loans; checking, time deposit, and savings accounts; mortgage loan brokerage services; and automated teller machines (ATMs) and safe deposit facilities. The Bank has three subsidiaries: Premier Finance Company, PremierWest Investment Services, Inc., and Blue Star Properties, Inc. Premier Finance Company has offices in Medford, Klamath Falls, and Portland, Oregon. PremierWest Investment Services, Inc. operates throughout the Bank's market area. Blue Star Properties, Inc. serves solely to hold real estate properties for the Company and is currently inactive.

Method of accounting and use of estimates - The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. The Company utilizes the accrual method of accounting which recognizes income when earned and expenses when incurred. In preparation of the consolidated financial statements, all significant intercompany accounts and transactions have been eliminated.

The preparation of consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of income and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates made by management involves the calculation of the allowance for loan loss, the fair value of available-for-sale investment securities, the value of other real estate owned, and the calculations involved in determining potential goodwill impairment.

Cash and cash equivalents - For purposes of reporting cash flows, cash and cash equivalents include cash on hand, money market funds, amounts due from banks, and federal funds sold. Generally, federal funds are sold for one-day periods.

The Bank maintains balances in correspondent bank accounts which at times may exceed federally insured limits. Management believes that its risk of loss associated with such balances is minimal due to the financial strength of correspondent banks. The Bank has not experienced any losses in such accounts.

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

Investment securities - The Bank is required to specifically identify its investment securities as "available-for-sale," "held-to-maturity," or "trading accounts." Accordingly, management has determined that all investment securities held at December 31, 2003, 2002, and 2001 are classified as "available-for-sale."

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

The Bank's investment in FHLB stock is carried at par value, which approximates fair value. As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets, or FHLB advances. At December 31, 2003 and 2002, the Bank met its minimum required investment. The Bank may request redemption at par value of any FHLB stock in excess of the minimum required investment. Stock redemptions are at the discretion of the FHLB.

Other equity investments - The Bank has a 10% interest in a limited partnership that owns and operates affordable housing projects. Investments in these projects serve as an element of the Bank's compliance with the Community Reinvestment Act, and the Bank receives tax benefits in the form of deductions for operating losses and tax credits. The tax credits may be used to reduce taxes currently payable or may be carried back one year or forward 20 years to recapture or reduce taxes. The Bank uses the equity method in accounting for its interest in the partnership's operating results; tax credits are recorded in the years they become available to reduce income taxes.

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

Loans - Loans are stated at the amount of unpaid principal, reduced by the allowance for loan losses and deferred loan fees. The allowance for loan losses represents management's recognition of the assumed risks of extending credit and the quality of the existing loan portfolio. The allowance is established to absorb known and inherent losses in the loan portfolio as of the balance sheet date. The allowance is maintained at a level considered adequate to provide for estimated loan losses based on management's assessment of various factors affecting the portfolio. Such factors include historical loss experience; review of problem loans; underlying collateral values and guaranties; current economic conditions; legal representation regarding the outcome of pending legal action for collection of loans and related loan guaranties; and an overall evaluation of the quality, risk characteristics, and concentration of loans in the portfolio. The allowance is based on estimates and ultimate losses may vary from the current estimates. These estimates are reviewed periodically and as adjustments become necessary, they are reported in operations in the periods in which they become known. The allowance is increased by provisions charged to operations and reduced by loans charged off, net of recoveries.

Various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgment of the information available to them at the time of their examinations.

The Bank considers loans to be impaired when management believes that it is probable that all amounts due will not be collected according to the contractual terms. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the loan's underlying collateral or related guaranty. Since a significant portion of the Bank's loans are collateralized by real estate, the Bank primarily measures impairment based on the estimated fair value of the underlying collateral or related guaranty. In certain other cases, impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate. Amounts deemed impaired are either specifically allocated for in the allowance for loan losses or reflected as a partial charge-off of the loan balance. Smaller balance homogeneous loans (typically, installment loans) are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual installment loans for impairment disclosures. Generally, the Bank evaluates a loan for impairment when it is placed on nonaccrual status. All of the Bank's impaired loans at December 31, 2003 and 2002, were on nonaccrual status. After considering the borrower's financial condition, the loan's collateral position, collection efforts and other pertinent factors, impaired loans and other loans are charged to the allowance when the Bank believes that collection of future payments of principal is not probable.

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

Interest income on all loans is accrued as earned on the simple interest method. The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to make payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income on nonaccrual loans is subsequently recognized only to the extent cash payments are received. Nonaccrual loans are returned to accrued status when the loans are paid current as to principal and interest and future payments are expected to be made in accordance with the contractual terms of the loan.

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

Goodwill - Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations and was amortized by the straight-line method, generally over a 20-year period, until December 31, 2001. Effective January 1, 2002, the Bank ceased amortization of goodwill upon application of the nonamortization provisions of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." Under this statement, impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. Accordingly, in June 2002, the Bank performed the first of on-going, required goodwill impairment tests to determine if any impairment losses should be recognized. As a result of the initial impairment tests in 2002, management determined the effect on the Bank's consolidated financial position and results of operations resulted in a $150,000 write-down of goodwill related to Premier Finance Company and the recognition of an expense, recorded as the cumulative effect of change in accounting principle, of $99,000, net of $51,000 in related taxes. Required annual analysis of this and other recorded goodwill components indicate that no additional impairment of asset values exists as of December 31, 2003.

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

The following summarizes the Bank's recorded goodwill account balance and the effects of adoption of SFAS No. 142 for the years ended December 31 (in thousands):

	2003	2002	2001

Goodwill, net	$6,633	$6,633	$6,562

Reported net income	$6,003	$4,304	$2,040
Add back goodwill amortization	-	-	305

Adjusted net income	$6,003	$4,304	$2,345

Basic earnings per common share:
Reported net income	$0.49	$0.35	$0.18
Adjusted net income	$0.49	$0.35	$0.21

Diluted earnings per common share:
Reported net income	$0.49	$0.35	$0.18
Adjusted net income	$0.49	$0.35	$0.20

Other real estate - Other real estate, acquired through foreclosure or deeds in lieu of foreclosure, is carried at the lower of cost or estimated net realizable value. When the property is acquired, any excess of the loan balance over the estimated net realizable value is charged to the allowance for loan losses. Holding costs, subsequent write-downs to net realizable value, if any, or any disposition gains or losses are included in noninterest income and expense. The Bank held approximately $1.5 million and $85,000 in other real estate at December 31, 2003 and 2002, respectively.

Advertising - Advertising and promotional costs are generally charged to expense during the year in which they are incurred. Advertising and promotional expenses were approximately $607,000, $532,000, and $430,000 for the years ended December 31, 2003, 2002, and 2001, respectively.

Income taxes - Deferred income tax assets and liabilities are determined based on the tax effects of the differences between the book and tax bases of the various balance sheet assets and liabilities. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

Earnings per common share - Basic earnings per common share are computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period, after giving retroactive effect to stock dividends and splits. Diluted earnings per common share is computed similar to basic earnings per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. Included in the denominator is the dilutive effect of stock options computed under the treasury stock method and the dilutive effect of preferred stock as if converted to common stock.

Stock options - The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plans. SFAS No. 123, "Accounting for Stock-Based Compensation," requires companies that use the intrinsic value method to account for employee stock options, to provide pro forma disclosures of the net income and earnings per share effect of applying the fair value-based method of accounting for stock options. The effect of applying the fair value-based method to stock options granted in the years ended December 31, 2003, 2002, and 2001, resulted in an estimated weighted-average grant date fair value of $1.82, $2.17, and $2.07, respectively. Had compensation cost been determined consistent with SFAS No. 123, the Bank's net income basic earnings per common share, and diluted earnings per common share for the years ended December 31, 2003, 2002, and 2001, would have been as follows (in thousands, except per share amounts):

	2003	2002	2001

Net income:
As reported	$6,003	$4,304	$2,040
Pro forma	$5,936	$4,224	$1,965

Basic earnings per common share:
As reported	$0.49	$0.35	$0.18
Pro forma	$0.48	$0.35	$0.17

Diluted earnings per common share:
As reported	$0.49	$0.35	$0.18
Pro forma	$0.48	$0.35	$0.17

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for December 31:

	2003	2002	2001

Dividend yield	5.0%	5.1%	1.5%
Expected life (years)	4 years	3 years	7 years
Expected volatility	44%	46%	35%
Risk-free rate	3.3%	3.3%	5.0%

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

Off-balance-sheet financial instruments - In the ordinary course of business, the Bank enters into off-balance-sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements, commercial letters of credit, and standby letters of credit. These financial instruments are recorded in the consolidated financial statements when they are funded or related fees are incurred or received.

Fair value of financial instruments - The following methods and assumptions were used by the Company in estimating fair values of financial instruments as disclosed herein:

Cash and cash equivalents - The carrying amounts of cash and short-term instruments approximate their fair value.

Investment securities available-for-sale - Fair values for investment securities are based on quoted market prices or the market values for comparable securities.

Interest-bearing deposits with FHLB and FHLB stock - The carrying amount approximates the estimated fair value.

Loans - For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. Fair values for certain mortgage loans (for example, one-to-four family residential), credit card loans, and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. Fair values for commercial real estate and commercial loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

Deposit liabilities - The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The carrying amounts of variable-rate money market accounts and fixed-term certificates of deposit (CDs) approximate their fair values at the reporting date. Fair values for fixed-rate CDs are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Short-term borrowings - The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings maturing within 90 days approximate their fair values. Fair values of other short-term borrowings are estimated using discounted cash flow analyses based on the Bank's current incremental borrowing rate for similar types of borrowing arrangements.

Long-term debt - The fair values of the Bank's long-term debt is estimated using discounted cash flow analyses based on the Bank's current incremental borrowing rate for similar types of borrowing arrangements.

Accrued interest - The carrying amounts of accrued interest approximate their fair values.

Off-balance-sheet instruments - The Bank's off-balance-sheet instruments include unfunded commitments to extend credit and standby letters of credit. The fair value of these instruments is not considered practicable to estimate because of the lack of quoted market prices and the inability to estimate fair value without incurring excessive costs.

Recently issued accounting developments - In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities." It defined a valuable interest entity (VIE) as a corporation, partnership, trust, or any other legal structure used for the business purpose that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. This interpretation will require a VIE to be consolidated or deconsolidated by a company if that company is subject to a majority of the risk of loss from the VIE's activities or entitled to receive a majority of the entity's residual return. The provisions of Interpretation No. 46 are required to be applied immediately to VIEs created after January 31, 2003. PremierWest does not have any VIEs and, accordingly, the implementation of the interpretation did not result in an impact on its consolidated financial statements.

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for contracts entered into or modified after June 30, 2003. Adoption of the statement did not result in an impact on PremierWest's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. Adoption of the statement did not result in an impact on PremierWest's consolidated financial statements.

In November 2003, the Emerging Issues Task Force (EITF) reached a consensus that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115 and No. 124, that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. This EITF consensus is effective for fiscal years ending after December 15, 2003. Accordingly, PremierWest has adopted this statement as of December 31, 2003, and the result did not have an impact on PremierWest's consolidated financial statements.

Reclassifications - Certain reclassifications have been made to the 2002 and 2001 consolidated financial statements to conform with current year presentations.

NOTE 2 - AGREEMENT OF MERGER

On September 15, 2003, PremierWest entered into an Agreement of Merger with Mid Valley Bank, pursuant to which Mid Valley Bank would merge with and into PremierWest Bank. Mid Valley Bank is a community bank headquartered in Red Bluff, California, with five branches in the northern California communities of Red Bluff, Redding, Corning, and Chico. The merger was approved by Mid Valley Bank shareholders on January 22, 2004, and the  transaction  closed on January 23, 2004. Mid Valley Bank shareholders will receive approximately 1,697,677 in PremierWest Bancorp common stock and $9,811,000 in cash aggregating to a total purchase price of $26.6 million. The transaction will be accounted for as a purchase accordingly and the results of operations from the acquisition will be included in the consolidated financial statements of PremierWest from the date of acquisition forward. As of December 31, 2003, the Company had capitalized and recorded, among other assets, approximately $371,000 in direct merger related costs.

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - CASH AND DUE FROM BANKS

The Bank was required to maintain an average reserve balance of approximately $2.5 million and $6.9 million at December 31, 2003 and 2002, respectively, with the Federal Reserve Bank or maintain such reserve balances in the form of cash. This requirement was met by holding cash and maintaining average reserve balances with the Federal Reserve Bank in excess of these amounts.

NOTE 4 - INVESTMENT SECURITIES AVAILABLE-FOR-SALE

Investment securities available-for-sale as of December 31 consisted of the following (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

2003

U.S. Government and agency
securities	$3,997	$48	$-	$4,045
Mortgage-backed securities and
collateralized mortgage
obligations	595	12	(2)	605
Obligations of state and political
subdivisions	13,747	554	-	14,301
Corporate bonds	3,957	98	-	4,055
Equity securities	345	-	-	345

	$22,641	$712	$(2)	$23,351

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - INVESTMENT SECURITIES AVAILABLE-FOR-SALE - (continued)

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

2002

U.S. Government and agency
securities	$18,431	$227	$-	$18,658
Mortgage-backed securities and
collateralized mortgage
obligations	1,875	39	(1)	1,913
Obligations of state and political
subdivisions	16,120	588	-	16,708
Corporate bonds	3,964	31	(7)	3,988
Equity securities	331	-	-	331

	$40,721	$885	$(8)	$41,598

The following table presents the gross unrealized losses and fair value of the Bank's investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2003:

	Less Than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Mortgage-backed securities
and collateralized
mortgage obligations	$ 127	$ (1)	$ 7	$ (1)	$ 134	$ (2)

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - INVESTMENT SECURITIES AVAILABLE-FOR-SALE - (continued)

The amortized cost and estimated fair value of investment securities available-for-sale at December 31, 2003, by contractual maturity are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value

Due in one year or less	$7,315	$7,418
Due after one year through five years	11,505	11,986
Due after fives through ten years	1,473	1,538
Due after ten years	1,409	1,459
Mortgage-backed securities and collateralized
mortgage obligations	594	605
Equity securities	345	345

	$22,641	$23,351

Investment securities available-for-sale with a carrying amount of $19.0 million and $41.6 million at December 31, 2003 and 2002, respectively, were pledged to secure public deposits, FHLB borrowings, repurchase agreement deposit accounts, and for other purposes as required or permitted by law.

Net realized gains on sales of investment securities available-for-sale were $29,000, $304,000, and $73,000 in 2003, 2002, and 2001, respectively.

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - LOANS

Loans as of December 31 consisted of the following (in thousands):

	2003	2002

Real estate - commercial	$284,881	$255,172
Real estate - construction	54,900	47,221
Real estate - residential	3,170	3,925
Commercial	60,598	46,797
Agricultural	12,310	7,410
Consumer	34,273	34,648
Other	9,631	3,177

	459,763	398,350

Less allowance for loan losses	(5,466)	(4,838)
Less deferred loan fees	(1,325)	(1,238)

	(6,791)	(6,076)

Loans, net of allowance for loan losses
and deferred loan fees	$452,972	$392,274

The Bank's market area consists principally of Jackson, Josephine, Douglas, and Klamath counties of southern Oregon, and Siskiyou and Shasta counties of northern California. A substantial portion of the Bank's loans are collateralized by real estate in these geographic areas and, accordingly, the ultimate collectibility of a substantial portion of the Bank's loan portfolio is susceptible to changes in the respective local market conditions.

In the normal course of business, the Bank participates portions of loans to third parties in order to extend the Bank's lending capability or to mitigate risk. At December 31, 2003 and 2002, the portion of these loans participated to third parties (which are not included in the accompanying consolidated financial statements) totaled approximately $3.9 million and $3.0 million, respectively.

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - ALLOWANCE FOR LOAN LOSSES

Transactions in the allowance for loan losses for the years ended December 31 were as follows (in thousands):

	2003	2002	2001

BALANCE, beginning of year	$4,838	$4,825	$3,476
Loan loss provision	1,200	1,037	1,163
Timberline Bancshares, Inc. allowance
for loan losses at date of acquisition	-	-	1,396
Loans charged off	(634)	(1,141)	(1,335)
Recoveries of loans previously
charged off	62	117	125

BALANCE, end of year	$5,466	$4,838	$4,825

Impaired loans, including loans on nonaccrual status, had a recorded investment of approximately $385,000 and $3.4 million at December 31, 2003 and 2002, respectively. The Bank's average investment in impaired loans, measured on the basis of the present value of expected future cash flows discounted at the loans' effective interest rates, was approximately $1.8 million and $3.2 million during 2003 and 2002, respectively. The total allowance for loan losses related to these loans at December 31, 2003 and 2002, was approximately $174,000 and $1.9 million, respectively. Had the impaired loans performed according to their original terms, additional interest income of $118,000, $324,000, and $334,000 would have been recognized in 2003, 2002, and 2001, respectively. No interest income has been recognized on impaired loans during the period of impairment. Further, loans contractually past due 90 days or more on which the Bank continued to accrue interest at December 31, 2003 and 2002, were insignificant.

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - PREMISES AND EQUIPMENT

Premises and equipment at December 31 consisted of the following (in thousands)

	2003	2002

Land and improvements	$3,618	$3,605
Buildings and leasehold improvements	15,053	13,769
Furniture and equipment	11,388	9,523

	30,059	26,897
Less accumulated depreciation and amortization	(9,986)	(8,172)

	20,073	18,725
Construction in progress	1,711	-

Premises and equipment, net of accumulated
depreciation and amortization	$21,784	$18,725

Depreciation expense totaled $1.9 million, $2.0 million, and $1.7 million for the years ended December 31, 2003, 2002, and 2001, respectively.

NOTE 8 - TIME DEPOSITS

Time deposits of $100,000 and over totaled approximately $42.2 million and $44.8 million at December 31, 2003 and 2002, respectively.

At December 31, 2003, the scheduled annual maturities of all time deposits were as follows (in thousands):

Years ending December 31,	2004	$87,150
	2005	21,319
	2006	5,083
	2007	9,935
	2008	3,392
	Thereafter	133

		$127,012

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - FEDERAL HOME LOAN BANK BORROWINGS

The Bank had long-term borrowings outstanding with the Federal Home Loan Bank totaling $23.1 million and $24.8 million as of December 31, 2003 and 2002, respectively. The Bank makes monthly principal and interest payments on the long-term borrowings, which mature between 2003 and 2014 and bear fixed interest at rates ranging from 2.77% to 7.63%. The Bank also participates in the Cash Management Advance Program with the FHLB. However, as of December 31, 2003 and 2002, the Bank had no borrowings outstanding under the this program. All outstanding borrowings with the FHLB are collateralized by a blanket pledge agreement on the Bank's FHLB stock and any funds, investment securities available-for-sale, or loans on deposit with the FHLB.

The scheduled repayment of FHLB borrowings is as follows (in thousands):

Years ending December 31,	2004	$639
	2005	639
	2006	20,639
	2007	633
	2008	466
	Thereafter	42

		$23,058

NOTE 10 - FEDERAL FUNDS PURCHASED

Federal funds purchased generally mature within one to four days from the transaction date. Federal funds purchased were insignificant in 2003 and 2002. However, information concerning federal funds purchased for the year ended December 31, 2001, is summarized as follows (in thousands):

2001

Average balance during the year	$17
Average interest rate during the year	3.4%
Maximum month-end balance during
the year	$700

The Bank maintains federal funds lines with correspondent banks as a back-up source of liquidity. As of December 31, 2003, the Bank had approximately $20.0 million of federal funds lines available to draw against on an uncollateralized basis.

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase represent short-term borrowings with maturities which do not exceed 90 days. The following is a summary of securities sold under agreement to repurchase for the years ended December 31 (in thousands):

	2003	2002	2001

Average balance during the year	$6,603	$8,134	$17
Average interest rate during the year	0.9%	1.3%	3.4%
Maximum month-end balance during
the year	$9,036	$9,525	$700

NOTE 12 - preferred stock

On November 17, 2003, PremierWest closed a private offering of 11,000 shares of its Series A Preferred Stock to a group of private investors, including a director of PremierWest, for $875 per share. Holders of the preferred stock are entitled to receive cash dividends at the annual rate of $25 per share, payable when and if declared by the Board of Directors. Such dividends are not cumulative. Each share of the Series A Preferred Stock is also convertible into 87.5 shares of PremierWest common stock beginning November 17, 2006, and converts automatically on the fifth anniversary of the issue date. The shares do not have voting rights except in the event of extraordinary corporate events, such as a merger in which PremierWest is not the surviving entity. The Series A Preferred Stock sale yielded net proceeds of $9.6 million.

The preferred stock rank senior to the common stock and have a liquidation preference of $875 per share plus any declared but unpaid dividends.

NOTE 13 - OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS

In the normal course of business, the Bank is a party to financial instruments with off-balance-sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of amounts recognized in the accompanying consolidated balance sheets. The contractual amounts of these instruments reflect the extent of the Bank's involvement in these particular classes of financial instruments. As of December 31, 2003 and 2002, the Bank had no commitments to extend credit at below-market interest rates and held no derivative financial instruments.

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS - (continued)

The Bank's exposure to credit loss in the event of nonperformance by another party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The distribution of commitments to extend credit approximates the distribution of loans outstanding.

A summary of the Bank's off-balance-sheet financial instruments at December 31 is as follows (in thousands):

	2003	2002

Commitments to extend credit	$ 79,032	$ 62,280
Standby letters of credit	7,086	4,320

Total off-balance-sheet financial instruments	$ 86,118	$ 66,600

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

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - INCOME TAXES

The provision for income taxes for the years ended December 31 was as follows (in thousands):

	2003	2002	2001

Current expense:
Federal	$ 2,100	$ 1,514	$ 1,295
State	523	305	238

	2,623	1,819	1,533

Deferred expense (benefit):
Federal	333	298	(416)
State	68	52	(73)

	401	350	(489)

Provision for income taxes	$ 3,024	$ 2,169	$ 1,044

The provision for income taxes results in effective tax rates which are different than the federal income tax statutory rate. The nature of the differences for the years ended December 31 were as follows (in thousands):

	2003	2002	2001

Expected federal income tax provision
at statutory rate of 34%	$ 3,069	$ 2,201	$ 1,049
State income taxes, net of federal effect	334	253	148
Effect of nontaxable interest income, net	(232)	(216)	(234)
Life insurance	(130)	-	-
Other, net	(17)	(69)	81

Provision for income taxes	$ 3,024	$ 2,169	$ 1,044

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - INCOME TAXES - (continued)

The components of the net deferred tax assets as of December 31 were approximately as follows (in thousands):

	2003	2002

Assets:
Allowance for loan losses	$1,678	$1,383
Benefit plans	590	492
Other	112	84

Total deferred tax assets	2,380	1,959

Liabilities:
Net unrealized gains on investment
securities available-for-sale	271	335
FHLB stock dividends	682	644
Premises and equipment	1,296	791
Intangibles and other	653	374

Total deferred tax liabilities	2,902	2,144

Net deferred tax assets (liabilities)	$(522)	$(185)

Management believes, primarily based upon the Bank's historical performance, that deferred tax assets will be recognized in the normal course of operations and, accordingly, management has not reduced deferred tax assets by a valuation allowance.

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - BASIC AND DILUTED EARNINGS PER COMMON SHARE

The numerators and denominators used in computing basic and diluted earnings per common share for the years ended December 31 are summarized as follows (in thousands, except per share amounts):

		Average
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

2003

Basic earnings per common share -
income available to common
shareholders and Series A
Preferred Stock	$6,003	12,271,546	$0.49
Effect of assumed conversion of
stock options	-	91,659

Diluted earnings per common share	$6,003	12,363,205	$0.49

2002

Basic earnings per common share -
income available to common
shareholders	$4,304	12,091,491	$0.35
Effect of assumed conversion of
stock options	-	79,276

Diluted earnings per common share	$4,304	12,170,767	$0.35

2001

Basic earnings per common share -
income available to common
shareholders	$2,040	11,369,812	$0.18
Effect of assumed conversion of
stock options	-	123,491

Diluted earnings per common share	$2,040	11,493,303	$0.18

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - TRANSACTIONS WITH RELATED PARTIES

Certain officers and directors (and the companies with which they are associated) are customers of, and have had banking transactions with, the Bank in the ordinary course of business. In addition, the Bank expects to continue to have such banking transactions in the future. All loans, and commitments to lend, to such parties are generally made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. In the opinion of management, these transactions do not involve more than the normal risk of collectibility or present any other unfavorable features.

An analysis of the activity with respect to loans outstanding to directors and executive officers of the Bank and their affiliates for the years ended December 31 is as follows (in thousands):

	2003	2002

Beginning balance	$ 16,186	$ 7,885
Additions	8,304	12,745
Repayments	(11,061)	(4,444)

Ending balance	$ 13,429	$ 16,186

NOTE 17 - BENEFIT PLANS

401(k) profit sharing plan - The Bank maintains a 401(k) profit sharing plan (the Plan) that covers substantially all full-time employees. Employees may make voluntary tax deferred contributions to the Plan, and the Bank's contributions to the Plan are at the discretion of the Board of Directors, not to exceed the amount deductible for federal income tax purposes. Employees vest in the Bank's contributions to the Plan over a period of seven years. Total amounts charged to operations under the Plan were approximately $166,000, $160,000, and $106,000 for the years ended December 31, 2003, 2002, and 2001, respectively.

Employee stock ownership plan - The Bank sponsored a leveraged employee stock ownership plan (ESOP) that covered substantially all previous employees of United Bancorp (a company previously acquired by PremierWest). The Bank made annual contributions to the ESOP. The amount of the annual contribution was discretionary, except that it had to be sufficient to enable the ESOP to service its debt. The debt of the ESOP consisted of notes payable to KeyBank with interest at fixed rates from 7.00% to 7.70%. The debt was due in quarterly installments and matured in 2003. The initial ESOP shares were pledged as collateral for the debt. As the debt was repaid, shares were released and allocated to former United Bancorp employees currently employed by the Bank, based on the proportion of debt paid. The debt of the ESOP was recorded as a liability, and the shares pledged as collateral were reported as unearned ESOP compensation in the shareholders' equity section of the accompanying consolidated balance sheets. As shares were released from collateral, the Bank reported compensation  expense   equal   to   the   current market price of the shares for all shares acquired by the ESOP. The difference between the allocated shares' market value and the cost of the allocated shares in 2003, 2002, and 2001 was approximately $8,000, $91,000, and $70,000, respectively, and is included in salaries and employee benefits expense in the accompanying consolidated statements of income and in common stock in the accompanying consolidated statements of changes in shareholders' equity. ESOP compensation expense related to the payment of debt was approximately $16,000, $146,000, and $221,000 in 2003, 2002, and 2001, respectively. The ESOP shares have been considered outstanding for earnings per share computations. During 2003, the ESOP was terminated and all shares were distributed to the plan's participants.

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - BENEFIT PLANS - (continued)

Shares held by the ESOP as of December 31, 2002, and prior to its termination were classified as follows:

2002

Allocated shares:
Prior to January 1, 1993	64,748
Subsequent to December 31, 1992	529,476

594,224
Unallocated shares	26,113

Total ESOP shares	620,337

The approximate fair market value of the Bank's unallocated shares at December 31, 2002, was $157,000.

Executive supplemental retirement and severance plans - In connection with previous acquisitions of United Bancorp and Timberline Bancshares, Inc., the Company entered into various severance, noncompete, and retirement agreements with previous executives and Board members of United Bancorp and Timberline Bancshares, Inc. As of December 31, 2003 and 2002, the Bank's recorded liability pursuant to these collective agreements was $1.2 million and $1.3 million, respectively. Payments on these plans are generally made on a monthly or quarterly basis and will continue until all liabilities are paid in full in 2015. To support its obligations under these arrangements, the Bank acquired bank-owned life insurance policies which had aggregate cash surrender values of $3.0 million and $2.9 million as of December 31, 2003 and 2002, respectively. For the years ended December 31, 2003, 2002, and 2001, the Bank recognized expenses relating to these agreements of $230,000, $503,000, and $190,000, respectively.

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - BENEFIT PLANS - (continued)

During 2002, the Bank entered into supplemental retirement plans for key executive officers. These plans provide for retirement benefits which increase annually until each executive reaches age 65 and will be paid out over a 15-year period following the retirement of covered executives. Also to support its obligations under these plans and to provide death benefits to other selected employees, the Bank has acquired bank-owned life insurance with a cash surrender value of $4.8 million and $4.6 million at December 31, 2003 and 2002, respectively. As of December 31, 2003 and 2002, the Bank's liability pursuant to these supplemental retirement plans was $228,000 and $31,000, respectively. For the years ended December 31, 2003 and 2002, related expenses of $197,000 and $31,000 were recorded, respectively.

NOTE 18 - STOCK OPTION PLAN

The Company has a stock option plan (the Stock Option Plan) under which it may grant Incentive Stock Options (ISOs) and nonqualified stock options (NSOs) to key employees. The option price of ISOs is the fair market value at the date of grant, and the option price of NSOs is a price not less than 85% of the fair market value at the date of grant. The options generally vest over time, and all options generally expire after a period of ten years. However, the Board has the right to suspend or terminate the Stock Option Plan at any time, except with respect to the remaining options outstanding.

At December 31, 2003, approximately 688,000 shares reserved under the Stock Option Plan were available for future grant. Activity, after giving retroactive effect for the 5% stock dividend in 2003, related to the Stock Option Plan for the years ended December 31 was as follows:

	2003		2002		2001
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Options	Exercise	Options	Exercise	Options	Exercise
	Outstanding	Price	Outstanding	Price	Outstanding	Price

Balance, beginning of year	438,672	$ 5.66	525,758	$4.23	657,733	$ 3.93
Granted	96,813	$ 6.79	122,483	$6.52	5,512	$ 4.77
Forfeited	(8,645)	$ 1.85	(30,804)	$4.50	(62,700)	$ 4.05
Exercised	(16,563)	$ 6.75	(178,765)	$2.23	(74,787)	$ 1.90

Balance, end of year	510,277	$ 5.98	438,672	$5.66	525,758	$ 4.23

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 - STOCK OPTION PLAN - (continued)

Information regarding the number, weighted-average exercise price, and weighted-average remaining contractual life of options by range of exercise price at December 31, 2003, is as follows:

	Options Outstanding			Exercisable Options
			Weighted-
		Weighted-	Average		Weighted-
		Average	Remaining		Average
Exercise	Number of	Exercise	Contractual	Number	Exercise
Price Range	Options	Price	Life (Years)	of Options	Price

$0 - $1.00	28,200	$ 0.92	1.00	28,200	$ 0.92
$1.01 - $2.00	12,155	$ 1.51	2.00	12,155	$ 1.51
$2.01 - $3.00	27,380	$ 2.74	3.00	27,380	$ 2.74
$3.01 - $4.00	11,408	$ 3.84	5.00	11,408	$ 3.84
$4.01 - $5.00	32,448	$ 4.56	6.61	26,935	$ 4.51
$5.01 - $6.00	16,538	$ 5.22	8.00	-	$ -
$6.01 - $7.00	195,927	$ 6.73	8.78	81,916	$ 6.70
$7.01 - $8.00	185,221	$ 7.13	4.16	123,865	$ 7.13
$8.01 - $9.00	1,000	$ 8.24	10.00	-	$ -

	510,277	$ 5.98	5.95	311,859	$ 5.50

NOTE 19 - COMMITMENTS AND CONTINGENCIES

Operating lease commitments - As of December 31, 2003, the Bank leased certain properties. Future minimum lease commitments are as follows (in thousands):

Years ending December 31,	2004	$197
	2005	166
	2006	120
	2007	71
	2008	72
	Thereafter	1,137

		$1,763

Rental expense for all operating leases was $271,000, $253,000, and $350,000 for the years ended December 31, 2003, 2002, and 2001, respectively.

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 - COMMITMENTS AND CONTINGENCIES - (continued)

Legal contingencies - The Company may become a defendant in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, there are no current matters expected to have a material adverse effect on the consolidated financial condition of the Company.

NOTE 20 - ESTIMATED FAIR VALUES OF FINANCIAL INSTRUMENTS

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

In addition, as the Bank normally intends to hold the majority of its financial instruments until maturity, it does not expect to realize many of the estimated amounts disclosed. The disclosures also do not include estimated fair value amounts for items which are not defined as financial instruments but which have significant value. These include such off-balance-sheet items as core deposit intangibles on nonacquired deposits. The Bank does not believe that it would be practicable to estimate a representational fair value for these types of items as of December 31, 2003 and 2002.

Because SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements, any aggregation of the fair value amounts presented would not represent the underlying value of the Bank.

The estimated fair values of the Bank's significant on-balance-sheet financial instruments at December 31 were as follows (in thousands):

	2003		2002
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

Financial assets:
Cash and cash equivalents	$50,349	$50,349	$41,437	$41,437
Interest-bearing deposits with FHLB	5	$5	$208	$208
Investment securities available-for-
sale	$23,351	$23,351	$41,598	$41,598
FHLB stock	$1,792	$1,792	$1,696	$1,696
Loans, net	$452,972	$452,683	$392,274	$393,428

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 - ESTIMATED FAIR VALUES OF FINANCIAL INSTRUMENTS - (continued)

	2003		2002
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

Financial liabilities:
Deposits	$475,746	$477,804	$428,337	$430,661
FHLB borrowings	$23,058	$23,483	$24,847	$25,304
Securities sold under agreements to
repurchase	$3,401	$3,401	$8,890	$8,890

NOTE 21 - REGULATORY MATTERS

PremierWest and the Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on PremierWest's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, PremierWest and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. PremierWest's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require PremierWest and the Bank to maintain minimum amounts and ratios (set forth in the following tables) of Tier 1 capital to average assets, and Tier 1 and total capital to risk-weighted assets (all as defined in the regulations). Management believes that as of December 31, 2003 and 2002, PremierWest and the Bank met or exceeded all relevant capital adequacy requirements.

As of December 31, 2003, the most recent notification from the regulators categorized PremierWest and the Bank as well capitalized under the regulatory framework for prompt correction action. To be categorized as well capitalized, PremierWest and the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification from the regulators that management believes would change PremierWest's or the Bank's regulatory capital categorization.

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 - REGULATORY MATTERS - (continued)

PremierWest's actual and required capital amounts and ratios are presented in the following table (amounts in thousands):

					Regulatory
					Minimum To Be
			Regulatory		Well Capitalized
			Minimum To Be		Under Prompt
			Adequately		Corrective
	Actual		Capitalized		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2003

Tier 1 capital (to
average assets)	$ 57,047	10.3%	$ 22,133	>4.0%	N/A	N/A
Tier 1 capital (to risk-
weighted assets)	$ 57,047	11.1%	$ 20,473	>4.0%	N/A	N/A
Total capital (to risk-
weighted assets)	$ 62,513	12.2%	$ 40,946	>8.0%	N/A	N/A

December 31, 2002

Tier 1 capital (to
average assets)	$ 41,268	8.1%	$ 20,319	>4.0%	N/A	N/A
Tier 1 capital (to risk-
weighted assets	$ 41,268	9.4%	$ 17,527	>4.0%	N/A	N/A
Total capital (to risk-
weighted assets	$ 46,106	10.5%	$ 35,054	>8.0%	N/A	N/A

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 - REGULATORY MATTERS - (continued)

The Bank's actual and required capital amounts and ratios are presented in the following table (amounts in thousands):

					Regulatory
					Minimum To Be
			Regulatory		Well Capitalized
			Minimum To Be		Under Prompt
			Adequately		Corrective
	Actual		Capitalized		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2003

Tier 1 capital (to
average assets)	$ 55,914	10.1%	$ 22,108	>4.0%	$ 27,635	>5.0%
Tier 1 capital (to risk-
weighted assets)	$ 55,914	10.9%	$ 20,445	>4.0%	$ 30,668	>6.0%
Total capital (to risk-
weighted assets)	$ 61,380	12.0%	$ 40,890	>8.0%	$ 51,113	>10.0%

December 31, 2002

Tier 1 capital (to average
average assets)	$ 40,438	8.0%	$ 20,312	>4.0%	$ 25,390	>5.0%
Tier 1 capital (to risk-
weighted assets)	$ 40,438	9.2%	$ 17,513	>4.0%	$ 26,269	>6.0%
Total capital (to risk-
weighted assets)	$ 45,276	10.3%	$ 35,025	>8.0%	$ 43,782	>10.0%

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 - PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for PremierWest (parent company only) is presented as follows (in thousands):

CONDENSED BALANCE SHEETS

	December 31,
	2003	2002

ASSETS
Cash and cash equivalents	$395	$500
Investment in subsidiary	63,618	48,342
Premises and equipment	-	-
Other assets	742	357

Total assets	$64,755	$49,199

LIABILITIES
ESOP notes payable	$-	$16
Other liabilities	4	11

Total liabilities	4	27

SHAREHOLDERS' EQUITY	64,751	49,172

Total liabilities and shareholders' equity	$64,755	$49,199

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 - PARENT COMPANY FINANCIAL INFORMATION - (continued)

CONDENSED STATEMENTS OF INCOME

	Years Ended December 31,
	2003	2002	2001

Operating income	$30	$52	$197
Operating expense	107	154	189

(Loss) income before provision
for income taxes, and equity in
undistributed net earnings of
subsidiary	(77)	(102)	8
Provision for income taxes	-	-	(3)

(Loss) income before dividends from
subsidiary, and equity in undistri-
buted net earnings of subsidiary	(77)	(102)	5
Equity in undistributed net earnings of
subsidiary	6,080	4,406	2,035

NET INCOME	$6,003	$4,304	$2,040

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 - PARENT COMPANY FINANCIAL INFORMATION - (continued)

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2003	2002	2001

CASH FLOWS FROM OPERATING
ACTIVITIES
Net income	$6,003	$4,304	$2,040
Adjustments to reconcile net income to
net cash from operating activities:
Depreciation and amortization	-	-	26
Equity in undistributed net
earnings of subsidiary	(6,080)	(4,406)	(2,035)
Income tax benefit of stock
options exercised	38	192	71
Other, net	(81)	(937)	107

Net cash from operating
activities	(120)	(847)	209

CASH FLOWS FROM FINANCING
ACTIVITIES
Payments on ESOP notes payable	(16)	(146)	(221)
Proceeds from stock options
exercised	31	572	119

Net cash from financing
activities	15	426	(102)

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	(105)	(421)	107

CASH AND CASH EQUIVALENTS,
beginning of year	500	921	814

CASH AND CASH EQUIVALENTS,
end of year	$395	$500	$921

Exhibit 23.1

CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

As independent public accountants, we hereby consent to the incorporation of our report dated January 15, 2004, relating to the audited consolidated financial statements of PremierWest Bancorp and Subsidiary as of December 31, 2003 and 2002, and for the years then ended included in the Form 10-K, into the Company's Registration Statement File No. 000-50332.

/s/ Moss Adams LLP

Portland, Oregon
March 9, 2004

Exhibit 23.2

CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statement (Form S-8) pertaining to the 2002 PremierWest Bancorp Stock Option Plan of our report dated January 25, 2002, with respect to the consolidated financial statements of PremierWest Bancorp and Subsidiary for the year ended December 31, 2001, included in the Annual Report (Form 10-K) for the year ended December 31, 2003.

/s/ Symonds, Evans & Company, P.C.

Portland, Oregon
March 5, 2004

Exhibit 31.1

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

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

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-(e)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this annual report based on such evaluation; and

c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrants most recent fiscal quarter (the registrants fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: March 9, 2004	/s/ JOHN L. ANHORN John L. Anhorn President and Chief Executive Officer

Exhibit 31.2

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

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

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-(e)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this annual report based on such evaluation; and

c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrants most recent fiscal quarter (the registrants fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: March 9, 2004	/s/ TOM ANDERSON Tom Anderson Chief Financial Officer and Principal Accounting Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the Annual Report of PremierWest Bancorp (the "Company") on Form 10-K for the year ending December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John L. Anhorn, the President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

    The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
    The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company for the period certified.

        This certification is being furnished solely to comply with the requirements of 18 U.S.C. Section 1350, and shall not be incorporated by reference into any of the Company's filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, or otherwise be deemed to be filed as part of the Report or under such Acts.

Date: March 9, 2004	/s/ JOHN L. ANHORN John L. Anhorn President and Chief Executive Officer

Exhibit 32.2

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the Annual Report of PremierWest Bancorp (the "Company") on Form 10-K for the year ending December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Tom Anderson, the Chief Financial Officer and Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.     The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.     The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company for the period certified.

        This certification is being furnished solely to comply with the requirements of 18 U.S.C. Section 1350, and shall not be incorporated by reference into any of the Company's filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, or otherwise be deemed to be filed as part of the Report or under such Acts.

Date: March 9, 2004	/s/ TOM ANDERSON Tom Anderson Chief Financial Officer and Principal Accounting Officer