Form 10-Q
period 2004-03-31
PREMIERWEST BANCORP
filed 2004-05-10
CIK 1102287

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

/X/	Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

--------------

OR

/ /	Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission File Number 000-50332

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

Yes /X / No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 13,867,179 shares as of April 30, 2004

Disclosure Regarding Forward-Looking Statements

This report includes forward-looking statements within the meaning of the "safe-harbor" provisions of Sections 21D and 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on the beliefs of PremierWest Bancorp's (the Company) management and on assumptions made by management on the basis of information currently available. Other than for statements of historical fact, all statements about our financial position and results of operations, business strategy and management's plans and objectives for future operations are forward-looking statements. When used in this report, the words "anticipate," "believe," "estimate," "expect," and "intend" and words or phrases of similar meaning, as they relate to the Company or management, are intended in part to help identify forward-looking statements. Examples of forward-looking statements include, but are not limited to statements that include projections or management's expectations for revenues, income or expenses, earnings per share, capital expenditures, dividends, capital structure and other financial items; statements of the plans and objectives of the Company, its management or its board of directors, including the introduction of new products or services, plans for expansion, acquisitions or future growth and estimates or predictions of actions by customers, vendors, competitors or regulatory authorities; statements about future economic performance; and statements of assumptions underlying other statements about the Company and its business. Although management believes that the expectations reflected in forward-looking statements are reasonable, we can make no assurance that such expectations will prove correct. Forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements. These risks and uncertainties include our ability to effectively integrate our merger with Mid Valley Bank; factors that might increase the costs or delay or diminish the expected benefits of that merger; factors that might inhibit our ability to maintain or expand our market share or our net interest margins; and factors that could limit or delay implementation of our marketing and growth strategies. Further, actual results may be affected by our ability to compete on price and other factors with other financial institutions; customer acceptance of new products and services; localized economic conditions and events that disproportionately affect our business; and general trends in the banking industry, interest rate economy and regulatory environment. In addition, we face various risks inherent in the banking industry relating to collectibility of loans and changes in interest rates. Other risks include those identified from time to time in our past and future filings with the Securities and Exchange Commission. Note that this list of risks is not exhaustive, and risks identified are applicable as of the date made and cannot be updated.

     Form 10-Q
Table of Contents

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PREMIERWEST BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in 000's)
(Unaudited)
ASSETS
	(Unaudited)	(Audited)
	March 31,	December 31,
	2004	2003

Cash and cash equivalents:
Cash and due from banks	$21,171	$18,949
Federal funds sold	55,265	31,400

Total cash and cash equivalents	76,436	50,349

Interest-bearing deposits with Federal Home Loan Bank	278	5

Investments:
Investment securities available-for-sale, at fair market value	31,275	23,351
Federal Home Loan Bank stock	1,810	1,792
Other equity investments	249	5

Total investments	33,334	25,148

Loans, net of allowance for loan losses and deferred loan fees	570,613	452,972
Premises and equipment, net of accumulated depreciation
and amortization	26,592	21,784
Goodwill, net of amortization	20,310	6,633
Accrued interest and other assets	22,871	14,430

TOTAL ASSETS	$750,434	$571,321

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits:
Demand	$155,683	$121,467
Interest-bearing demand and savings	292,042	227,267
Time	186,827	127,012

Total deposits	634,552	475,746
Federal Home Loan Bank borrowings	22,898	23,058
Securities sold under agreements to repurchase	2,244	3,401
Accrued interest and other liabilities	7,309	4,365

Total liabilities	667,003	506,570

COMMITMENTS AND CONTINGENCIES (Note 6)
SHAREHOLDERS' EQUITY
Series A Preferred Stock, no par value, 1,000,000 shares
authorized, 11,000 shares issued and outstanding	9,590	9,590
Common stock - no par value; 20,000,000 shares authorized;
and 13,867,179 and 12,162,026 shares issued and outstanding
in 2004 and 2003, respectively	55,126	38,260
Retained earnings	18,230	16,463
Accumulated other comprehensive income, net of taxes	485	438

Total shareholders' equity	83,431	64,751

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$750,434	$571,321

See accompanying notes.

PREMIERWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in 000's, Except for Earnings per Share Data)
(Unaudited)
	For the ThreeMonths Ended March 31,

	2004	2003

INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$9,055	$7,333
Taxable interest on investment securities	170	245
Nontaxable interest on investment securities	151	163
Interest on federal funds sold	126	8 1
Federal Home Loan Bank stock dividends	18	2 8

Total interest and dividend income	9,520	7,850

INTEREST EXPENSE
Deposits:
Interest-bearing demand and savings	446	436
Time	927	1,084
Federal funds purchased and securities sold under
agreements to repurchase	3	2 2
Federal Home Loan Bank borrowings and ESOP
notes payable	181	208

Total interest expense	1,557	1,750

NET INTEREST INCOME	7,963	6,100
LOAN LOSS PROVISION	300	300

Net interest income after loan loss provision	7,663	5,800

NONINTEREST INCOME
Service charges on deposit accounts	612	401
Mortgage loan brokerage and other fees	253	454
Investment brokerage and annuity fees	258	173
Other commissions and fees	267	196
Gains on sales of investment securities, net	-	1 5
Other noninterest income	161	117

Total noninterest income	1,551	1,356

NONINTEREST EXPENSE
Salaries and employee benefits	3,748	3,112
Net occupancy and equipment	1,167	995
Communications	323	236
Professional fees	162	124
Advertising	165	126
Other	910	686

Total noninterest expense	6,475	5,279

INCOME BEFORE PROVISION FOR INCOME TAXES	2,739	1,877
PROVISION FOR INCOME TAXES	904	629

NET INCOME	$1,835	$1,248

Earnings per common share:
Basic	$0.13	$0.10

Diluted	$0.13	$0.10

See accompanying notes.

			PREMIERWEST BANCORP AND SUBSIDIARY
		CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
			(Dollars in 000's)
			(Unaudited)

							Accumulated
						Unearned	Other	Total
	Preferred Stock		Common Stock		Retained	ESOP	Comprehensive	Shareholders'	Comprehensive
	Shares	Amount	Shares	Amount	Earnings	Compensation	Income (Loss)	Equity	Income
					(in thousands, except share amounts)
BALANCE, January 1, 2003	-	$-	11,567,559	$33,875	$14,772	$(16)	$541	$49,172

Comprehensive income:
Net income					1,248			1,248	$1,248
Unrealized gain
on investment securities
available-for-sale of $24
(net of taxes of $9)	-	-	-	-	-	-	24	24	24
Reclassification adjustment
for net gains on sales of
investment securities
available-for-sale included in
net income of $9 (net of
taxes of $6)	-	-	-	-	-	-	(9)	(9)	(9)

Comprehensive income									$1,263

ESOP compensation expense	-	-	-	4	-	16	-	20

BALANCE, March 31, 2003	-	$-	11,567,559	$33,879	$16,020	$-	$556	$50,455

BALANCE - January 1, 2004	11,000	$9,590	12,162,026	$38,260	$16,463	$-	$438	$64,751

Comprehensive income:
Net income					1,835			1,835	$1,835
Unrealized gain
on investment securities
available-for-sale of $47
(net of taxes of $24)	-	-	-	-	-	-	47	47	47

Comprehensive income									$1,882

Common stock issued to
shareholders of
Mid Valley Bank	-	-	1,697,473	16,805	-	-	-	16,805
Preferred stock dividend declared	-	-	-	-	(68)	-	-	(68)
Stock options exercised	-	-	7,680	52	-	-	-	52
Income tax benefit of stock options
exercised	-	-	-	9	-	-	-	9

BALANCE - March 31, 2004	11,000	$9,590	13,867,179	$55,126	$18,230	$-	$485	$83,431

See accompanying notes.

PREMIERWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in 000's)
(Unaudited)

	For the Three Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,835	$1,248
Adjustments to reconcile net income to net cash
from operating activities:
Depreciation and amortization	568	469
Amortization of premiums
on investment securities, net	39	-
Dividends on Federal Home Loan Bank stock	(18)	(28)
Gains on sales of investment securities available-for-sale, net	-	(15)
Deferred income taxes	(405)	9
Income tax benefit of stock options exercised	9	-
Gain on sale of premises and equipment	(7)	(15)
Loan loss provision	300	300
Recognition of deferred compensation relating to ESOP	-	20
Decrease in accrued interest and other assets	1,176	111
(Decrease) increase in accrued interest and other liabilities	(19)	1,024

Net cash from operating activities	3,478	3,123

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available-for-sale	-	(4,990)
Proceeds from sales of investment securities available-for-sale	38,565	1,024
Proceeds from calls and maturities of investment
securities available-for-sale	2,686	7,204
Proceeds from redemption of Federal Reserve Bank stock	214	-
(Increase) decrease in interest-bearing deposit with
Federal Home Loan Bank	(273)	107
Loan originations, net	(16,557)	(173)
Proceeds from sale of premises and equipment	7	17
Purchase of premises and equipment, net	(1,553)	(265)
Cash and cash equivalents received in acquisition of Mid Valley Bank,
net of cash paid of $9,813 and acquistion costs of $613	6,831	-

Net cash from investing activities	29,920	2,924

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(6,046)	12,807
Net decrease in Federal Home Loan Bank borrowings	(160)	(281)
Net decrease in securities sold under agreements to repurchase	(1,157)	(443)
Proceeds from exercise of stock options	52	-

Net cash from financing activities	(7,311)	12,083

INCREASE IN CASH AND CASH EQUIVALENTS	26,087	18,130

CASH AND CASH EQUIVALENTS - Beginning of the period	50,349	41,437

CASH AND CASH EQUIVALENTS - End of the period	$76,436	$59,567

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,455	$1,744

Cash paid for taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
Transfer of loans to other real estate owned	$74	$570

Preferred stock dividend declared	$68	$-

ESOP compensation expense, including mark-to-market adjustment	$-	$20

See accompanying notes.

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

March 31, 2004

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and merger - The accompanying consolidated financial statements include the accounts of PremierWest Bancorp and its wholly-owned subsidiary, PremierWest Bank (collectively, "PremierWest", "the Company" or "the Bank"). PremierWest Bank's wholly-owned subsidiaries include PremierWest Investment Services, Inc., Premier Finance Company, and Blue Star Properties, Inc.

On January 23, 2004, the Company completed its acquisition of Mid Valley Bank ("MVB"). Mid Valley Bank, with nearly $177 million in assets at acquisition, consists of 5 branch locations in the northern California communities of Red Bluff, Redding, Corning and Chico. The combined institution benefits the customers of Mid Valley Bank by providing an expanded array of financial products and services that the larger organization can provide, while also solidifying the presence of PremierWest Bank in the northern California market. Until full system integration can be completed sometime during the second quarter of 2004, Mid Valley Bank will continue to operate under its existing name as a division of PremierWest Bank. The acquisition was accounted for using the purchase method of accounting. Accordingly, assets and liabilities of MVB have been recorded by the Company at their respective fair values at the time of the completion of the merger and the results of MVB have been included with those of the Company since the date of acquisition. The effects of the business acquisition are further described in Note 2.

The Bank has conducted a general banking business operating primarily in Jackson, Josephine, Douglas, and Klamath counties of southern Oregon, and Siskiyou and Shasta counties of northern California. With the acquisition of MVB, the Bank also now operates in Tehama and Butte counties of northern California. Its activities include the usual lending and deposit functions of a commercial bank - commercial, real estate, installment, and mortgage loans; checking, time deposit, and savings accounts; mortgage loan brokerage services; and automated teller machines (ATMs) and safe deposit facilities

Basis of presentation - The consolidated financial statements include the accounts of PremierWest Bancorp and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

The interim consolidated financial statements are not audited, but include all adjustments that management considers necessary for a fair presentation of the results of operations for such interim periods.

The balance sheet data as of December 31, 2003 was derived from audited financial statements and does not include all disclosures contained in the 2003 Annual Report to Shareholders. The interim consolidated financial statements should be read in conjunction with the Company's 2003 consolidated financial statements, including the notes thereto, included in the 2003 Annual Report to Shareholders. The reader should keep in mind that the results of operations for the interim periods shown in the accompanying consolidated financial statements are not necessarily indicative of results for any future interim periods or the entire fiscal year.

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

Elements of our accounting policies are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, management has identified certain policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of our consolidated financial statements. These policies relate primarily to the determination of our allowance for loan losses and the valuation of goodwill and intangible assets.

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

March 31, 2004

There are other complex accounting standards that require the Company to employ significant judgment in interpreting and applying certain of the principles prescribed by those standards. These judgments include the determination of whether a financial instrument or other contract meets the definition of a derivative and qualifies for accounting in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". These judgments also include significant estimates and assumptions necessary to determine the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" and Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123." These policies and judgments, estimates and assumptions are described in greater detail in the Notes to the consolidated financial statements included in our 2003 Annual Report on Form 10-K. We believe that the judgments and estimates and assumptions used in the preparation of our consolidated financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of our consolidated financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition.

Stock dividends - On March 1, 2004, the Company declared a 5% stock dividend payable on June 21, 2004 to its shareholders of record May 28, 2004. On March 27, 2003, the Company declared a 5% stock dividend payable on June 20, 2003 to its shareholders of record May 30, 2003. Share and per share data for 2003 in the accompanying consolidated financial statements have been retroactively restated to reflect the stock dividend.

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

There were no stock options granted or vesting in the first quarters of 2004 and 2003.

NOTE 2 - ACQUISITION OF MID VALLEY BANK

On January 23, 2004, the Company completed the acquisition of Mid Valley Bank (MVB). To complete its acquisition, the Company issued 1,697,473 shares of its common stock valued at $16,804,990 and $9,812,956 in cash to shareholders of MVB. The acquisition has been accounted for using the purchase method of accounting. Accordingly, the assets and liabilities of MVB have been recorded by the Company at their respective fair values at the time of the completion of the transaction and the results of MVB have been included with those of the Company since acquisition. The excess of the Company's purchase price of MVB over the estimated net fair value of the assets acquired and the liabilities assumed, including identifiable intangible assets, is reported as goodwill.

The estimated fair values of net assets acquired at the acquisition date remain preliminary as of the date of these financial statements and are summarized as follows: (Dollars in 000's)

ASSETS
Cash and due from banks	$11,092
Federal funds sold	6,165
Investment securities	49,601
Loans, net of allowance for loan losses	101,458
Property and equipment	3,817
Other assets	23,119

Total assets acquired	$195,252

LIABILITIES
Deposits	$165,126
Other liabilities	1,526

Total liabilities assumed	166,652
Net assets acquired	28,600

$195,252

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

March 31, 2004

Component cost to the Company for the net assets acquired were as follows: (Dollars in 000's)

Fair value of common stock issued to Mid Valley Bank shareholders	$16,805
Cash paid to Mid Valley Bank shareholders	9,813
Direct transaction costs incurred	613
Restructuring charges in the form of severance and other payments	1,369

Net assets acquired	$28,600

The direct transaction costs included in the above schedule involve expenses incurred primarily for legal, accounting, and investment banking services related to the business acquisition. Restructuring charges primarily include severance costs for the termination of personnel and charges for the discontinuance of contract activities for which management has established a plan that will be executed in 2004. Some of these restructuring charges are presently being negotiated by management and may ultimately result in an adjustment to the preliminary valuation of goodwill.

The following pro forma information represents the Company's consolidated results of operation as if the acquisition of MVB had occurred at the beginning of the earliest period presented. The pro forma information does not purport to be indicative of the actual results of operations that would have occurred had the transactions taken place at the beginning of the periods presented or of future results of operations. Management of the Company anticipates that significant cost savings and operational synergies will be realized when the operations of Mid Valley Bank are fully integrated in 2004.

(Dollars in 000's, except earnings per share)
	Three months ended March31,

	2004	2003

Total interest and noninterest income	$11,701	$11,920
Net income	$1,653	$1,574
Basic earnings per common share	$0.12	$0.11
Diluted earnings per common share	$0.11	$0.11

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

March 31, 2004

NOTE 3 - INVESTMENT SECURITIES AVAILABLE-FOR-SALE

Investment securities available-for-sale at March 31, 2004 and December 31, 2003 consisted of the following: (Dollars in 000's)

	2004
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
U.S. Government and agency securities	$12,880	$45	$-	$12,925
Mortgage-backed securities and collateralized
mortgage obligations	715	13	(2)	726
Obligations of states and political subdivisions	13,581	641	-	14,222
Corporate bonds	2,956	89	-	3,045
Equity securities	357	-	-	357

Total	$30,489	$788	$(2)	$31,275

	2003
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
U.S. Government and agency securities	$3,997	$48	$-	$4,045
Mortgage-backed securities and collateralized
mortgage obligations	595	12	(2)	605
Obligations of states and political subdivisions	13,747	554	-	14,301
Corporate bonds	3,957	98	-	4,055
Equity securities	345	-	-	345

Total	$22,641	$712	$(2)	$23,351

At March 31, 2004, $19.9 million in investment securities available-for-sale were pledged to secure public deposits, certain nonpublic deposits, and borrowings.

NOTE 4 - LOANS, NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

Loans as of March 31, 2004 and December 2003 consisted of the following: (Dollars in 000's)

	2004	2003

Real estate-commercial	$325,648	$284,881
Real estate-construction	101,706	54,900
Real estate-residential	4,204	3,170
Commercial	79,303	60,598
Agricultural	23,945	12,310
Consumer	41,013	34,273
Other	8,261	9,631

	584,080	459,763

Less:
Allowance for loan losses	(11,757)	(5,466)
Deferred loan fees	(1,710)	(1,325)

	(13,467)	(6,791)

Loans, net	$570,613	$452,972

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

March 31, 2004

Transaction in the allowance for loan losses for the three months ended March 31, 2004 and March 31, 2003 were as follows:

(Dollars in 000's)	2004	2003

BALANCE, beginning of the period	$5,466	$4,838
Loans charged-off	(112)	(81)
Loan recoveries	18	13
Loan loss provision	300	300
Allowance for loan losses recorded with acquisition of Mid Valley Bank	6,085	-

BALANCE, end of the period	$11,757	$5,070

The following table summarizes non-performing assets as of March 31, 2004 and December 31, 2003: (Dollars in 000's)

	2004
	PremierWest Bank	Mid Valley Bank	Combined Total	2003
Loans on non-accrual status	$1,809	$5,730	$7,539	$385
Loans past due greater than 90 days but
not on non-accrual status	258	-	258	15

Total non-performing loans	2,067	5,730	7,797	400
Other real estate owned	1,585	-	1,585	1,511

Total non-performing assets	$3,652	$5,730	$9,382	$1,911

Percentage of non-performing loans to total loans	0.35%	0.98%	1.33%	0.09%

Percentage of non-performing assets to total assets	0.49%	0.76%	1.25%	0.33%

NOTE 5 - LINE OF CREDIT AND OTHER BORROWINGS

The Company has a secured line of credit available with Federal Home Loan Bank of Seattle (FHLB) under which it may borrow up to 15% of the Bank's total assets. The line of credit is secured by loans and securities, including restricted FHLB stock owned by the Company. As of March 31, 2004 the Company had pledged available collateral of approximately $34.6 million. As of March 31, 2004 and December 31, 2003, the Company had borrowed long-term funds from the FHLB against this line of credit, aggregating to $22.9 million and $23.1 million respectively. Interest and principal payments are due monthly on any outstanding borrowings and the Company is presently making monthly principal payments of approximately $53,000 plus interest at rates between 2.77% and 7.63% . As of March 31, 2004 the weighted average interest rate was 3.17% . Required repayments of principal are $20.0 million by July 2006, $2.7 million by August 2008, and the remaining $200,000 is due at various times through February 2014.

Borrowings of $2.2 million and $3.4 million at March 31, 2004 and December 31, 2003, relate to repurchase agreements used for customer overnight sweep accounts. The cost of these funds as of March 31, 2004 is at an average annual rate of interest of approximating .54%. Certain investment securities, as required, have been pledged as collateral to fully secure the long-term debt and the repurchase agreements.

Additionally, as of March 31, 2004 the Company has approximately $20 million in available borrowings through lines of credit with certain correspondent banks and through the Federal Reserve Bank's discount window. No balances were outstanding as of March 31, 2004 and December 31, 2003.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve various levels and elements of credit and interest rate risk in excess of the amount recognized in the accompanying consolidated financial statements. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. As of March 31, 2004, the Company has $115.6 million of commitments to extend credit to customers and $7.4 million of standby letters of credit.

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

March 31, 2004

In the ordinary course of business, the Bank may become involved in various litigation arising from normal banking activities. In the opinion of management, the ultimate disposition of current actions will not have a material adverse effect on the Bank's consolidated financial position or results of operations.

NOTE 7 - EARNINGS PER SHARE

The Company's basic earnings per common share is computed by dividing net income, less dividends declared on convertible preferred stock, by the weighted average number of common shares outstanding during the period, retroactively adjusted for all stock dividends. The Company's diluted earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding plus dilutive common shares related to stock options and convertible preferred shares, retroactively adjusted for all stock dividends.

Three-months ended March 31:	2004	2003

Weighted average number of common shares:
Average shares outstanding-basic	13,434,032	12,145,937
Average shares outstanding-diluted	14,570,852	12,197,865

NOTE 8 - RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This statement establishes standards regarding classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires financial instruments within the scope of this statement to be classified as liabilities (or an asset in some circumstances). Many of these financial instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and was otherwise effective at the beginning of the first interim period beginning after June 15, 2003. For financial instruments created before the issuance date of this statement and still existing at the beginning of the interim period of adoption, transition is achieved by reporting the cumulative effect of a change in an accounting principle by initially measuring the financial instruments at fair value. PremierWest's management does not expect that the application of the provisions of this statement will have a material impact on PremierWest's consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." This interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. This interpretation explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. In December 2003, FASB made revisions and delayed implementation of certain provisions of FIN 46. As a public entity that is not a "Small Business Issuer," PremierWest is now required to apply FIN 46 to all unconsolidated variable interest entities no later than March 31, 2004, with the exception of unconsolidated special-purpose entities, which had an implementation deadline of December 31, 2003. Special-purpose entities for this provision are expected to include entities whose activities are primarily related to securitizations or other forms of asset-backed financings or single-lessee leasing arrangements. PremierWest's management does not expect that the application of the provisions of this interpretation will have a material impact on PremierWest's consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

HIGHLIGHTS

As discussed in the following sections, for the first quarter ended March 31, 2004, the Company earned $1,835,000, an increase of 47.04% compared to $1,248,000 in net income for the quarter ended March 31, 2003. The significant increase in net income for the first quarter of 2004 compared to the same period a year ago was driven by a combination of internal growth and the acquisition on January 23, 2004 of Mid Valley Bank. The increase in net income for the first quarter of 2004 resulted from a $1.9 million increase in net interest income after the provision for loan losses and a $195,000 increase in noninterest income offset by a $1.2 million increase in noninterest expense and a $275,000 increase in the provision for income taxes. Diluted earnings per share were $0.13 and $0.10 for the quarters ended March 31, 2004 and 2003, respectively. Return on average shareholder's equity was 9.35% and return on average assets was 1.05% for the quarter ended March 31, 2004 as compared to a return on average shareholders' equity of 9.97% and a return on average assets of 0.96% for the quarter ended March 31, 2003.

At March 31, 2004 and December 31, 2003, gross loans, net of deferred loan fees, totaled $582.4 and $458.4 million, respectively, an increase of $124.0 million or 27.05% since year end and an increase of $185.8 million or 46.85% when compared to gross loans of $396.6 million as of March 31, 2003. Of this growth, approximately $106 million was attributable to the Mid Valley Bank acquisition. Deposits totaled $634.6 million at March 31, 2004 compared to $475.7 million at December 31, 2003 and $441.1 million at March 31, 2003, representing a 33.38% increase since year end and 43.87% compared to a year ago. Substantially all of this growth was attributed to the acquisition of MVB through which $165.1 million in deposits were acquired.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

The Company recorded net income of $1,835,000 for the three months ended March 31, 2004, which was an increase of $587,000 (or 47.04%) compared to the same period in 2003. The primary contributing factor to the improved net income came from an increased net interest margin that resulted from a combination of a $1.7 million increase in interest income and a $193,000 decrease in interest expense. The following table presents information regarding yields on interest-earning assets, rates paid on interest-bearing liabilities, net interest spreads, net yields on average interest-earning assets, returns on average assets and returns on average equity for the periods indicated.

(Dollars in 000's)			Increase
Analysis for the three-month period ended March 31:	2004	2003	(Decrease)	% Change

Average fed funds sold and investments	$91,605	$68,918	$22,687	32.92%
Average gross loans	535,885	396,791	139,094	35.05%
Average interest-earning assets	627,490	465,709	161,781	34.74%
Average interest-bearing liabilities	464,025	373,885	90,140	24.11%
Average total assets	697,005	517,904	179,101	34.58%
Average equity	78,475	50,067	28,408	56.74%

Average yield earned (1)	6.14%	6.82%	(0.68)	-9.97%
Average rate paid	1.02%	1.51%	(0.49)	-32.45%

Net interest spread	5.12%	5.31%	(0.19)	-3.58%

Net interest income to average
interest-earning assets (net interest margin) (1)	5.15%	5.32%	(0.17)	-3.20%
Return on average assets	1.05%	0.96%	0.09	9.38%
Return on average equity	9.35%	9.97%	(0.62)	-6.22%
Efficiency ratio (2)	68.06%	70.80%	(2.74)	-3.87%

(1) Tax equivalent at a 34% rate.
(2) Noninterest expense divided by net interest income plus noninterest income.

NET INTEREST INCOME - Net interest income before the loan loss provision increased $1,863,000 for the three-month period ended March 31, 2004 as compared to the same period in 2003. The increase was mainly due to an increase in interest income of $1.7 million that resulted from higher levels of earning assets in combination with a reduction in interest expense by $193,000. The declining interest rate environment impacted yields for both loans and deposits; however, average earning assets, particularly loans, increased 34.74% while interest bearing liabilities increased only 24.11% . Further assisting the decline in interest expense were changes in the Bank's overall deposit mix as interest paid on certificates of deposit declined 69 basis points while noninterest bearing demand deposits, as a percentage of total deposits, increased to 24.53% as of March 31, 2004 compared to 21.91% as of March 31, 2003. The change in deposit mix is a direct result of management's efforts to reduce the Bank's concentration in higher priced time certificate accounts and build a stable base of lower cost core deposits. Net loans increased approximately $179.0 million (including approximately $101.5 million from the acquisition of Mid Valley Bank) from March 31, 2003 to March 31, 2004 leading to an increase in loan interest income of approximately $1,722,000 for the first three months of 2004 compared to 2003. This was offset by a $52,000 decline in interest income from investments and fed funds sold, which although balances outstanding increased, earned a 112 basis point lower average yield for the period ending March 31, 2004 compared to the same period in 2003. Overall, the Company's average interest-earning assets increased approximately $161.8 million in the first three months of 2004 over 2003 and average interest-bearing liabilities increased approximately $90.1 million. The Company's interest rate margin, net interest income divided by average interest-earning assets, decreased 17 basis points for the first three months of 2004 compared to 2003.

LOAN LOSS PROVISION - The loan loss provision was $300,000 for both the three-month periods ended March 31, 2004 and March 31, 2003, respectively. The Company had net charge-offs of $94,000 during the three-month period ended March 31, 2004 compared to net charge-offs of $68,000 for the corresponding period in 2003.

NONINTEREST INCOME - Noninterest income increased 14.38% to $1.6 million for the three months ended March 31, 2004, as compared to $1.4 million for the same period in 2003. The acquisition of Mid Valley Bank contributed essentially all or $194,000 to this improvement. Of the overall increase, account service fees contributed $211,000, $85,000 related to investment services, $71,000 related to other commissions and fees and $44,000 related to other noninterest income including an increase in the cash surrender value of life insurance and gains on sales of fixed assets. These increases were offset by a $201,000 decrease in mortgage loan fee income resulting from lower demand for home mortgages and a decline of $15,000 in gains on sales of investment securities.

NONINTEREST EXPENSE - Noninterest expense increased approximately $1.2 million for the three months ended March 31, 2004 as compared to the corresponding period in 2003. On a consolidated basis the increase resulted from a $636,000 increase in salaries and benefits expenses; a $172,000 increase in occupancy and equipment expenses; and a $388,000 increase in other noninterest expenses. Of the total increase, 68.50% or $822,000 was directly attributable to the acquired operations of Mid Valley Bank and consisted of $575,000 in salaries and benefits expense, $54,000 in occupancy expense and $194,000 in other noninterest expenses. The remaining 31.50% increase for the quarter approximated $378,000 and resulted from the ongoing operations of PremierWest. The increases included approximately $60,000 in salaries and benefits expense attributed to annual salary increases, additional staffing associated with two new offices and key administrative positions to support the Bank's expansion; $118,000 in occupancy expense primarily as a result of greater depreciation expense in support of the Company's growth; and approximately $200,000 in other noninterest expense, including $65,000 in one-time merger related expenses associated with the acquisition of Mid Valley Bank.

EFFICIENCY RATIO - The Company's efficiency ratio was 68.06% during the first quarter 2004 compared to 70.80% for the first quarter of 2003. The improvement in this key measure of operating efficiency was the result of combined increases in the Company's net interest income and noninterest income that exceeded the increase that occurred in noninterest expense for the quarter ending March 31, 2004 when compared to the quarter ending March 31, 2003. While the Company experienced improvement in this ratio for the first quarter of 2004 as compared to the first quarter of 2003, the ratio does reflect a 2.74 basis point decline when compared to the 65.32% efficiency ratio achieved for the immediately preceding quarter ending December 31, 2003. This decline was anticipated due to increased noninterest expenses associated with merger related activities that occurred in the first quarter of 2004. Although management expects higher levels of expense associated with the merger to continue through the second quarter of 2004, while scheduled merger integration processes are completed, efficiency gains will continue to progress such that the Company's targeted efficiency ratio in the low 60% range will be achieved. The tax equivalent efficiency ratio, adjusted for the effective tax rate on interest earned on municipal bond securities, tax free loan interest income, tax credits earned on equipment leases and income earned on the increase in the cash surrender value of life insurance, which is nontaxable, was 66.47% for the first quarter of 2004 compared to 68.97% for the first quarter of 2003.

FINANCIAL CONDITION - Total assets of $750.4 million at March 31, 2004 increased 31.35% over total assets of $571.3 million at December 31, 2003. This amount includes $195 million of assets recognized upon the acquisition of Mid Valley Bank. As of March 31, 2004, net loans totaled $570.6 million of which the Mid Valley Bank acquisition contributed $100.1 million. Federal funds sold increased to $55.3 million at March 31, 2004 from $31.4 million at December 31, 2003 as selected securities acquired with the Mid Valley acquisition were sold in order to position the combined Bank's security portfolio and liquidity needs consistent with management's objectives in the current low interest rate environment. Investment securities available for sale increased $7.9 million as $10.5 million of the securities acquired with the Mid Valley acquisition were retained and offset by $2.6 million in securities that were called or matured during the three months ended March 31, 2004.

Gross loans grew by approximately $124.3 million in the first quarter of 2004, including $17.8 million from PremierWest Bank loan growth and $106.5 million in loans from the Mid Valley Bank acquisition. Net loans accounted for 76.03% of total assets at March 31, 2004 compared to 79.29% at December 31, 2003. As of March 31, 2004, the allowance for loan losses increased to $11.8 million from $5.5 million at December 31, 2003. The increase in the allowance for loan losses was significantly impacted by the $6.1 million allowance for loan losses acquired with MVB. The Company's ratio of allowance for loan losses to total loans was 2.02% at March 31, 2004, compared to 1.19% at December 31, 2003. Non-performing assets (defined as loans on non-accrual status, loans 90 days or more past due and other real estate owned) either specifically reserved or adequately collateralized were $9.4 million and $1.9 million at March 31, 2004 and December 31, 2003, respectively. The $7.5 million increase in non-performing assets includes $1.8 million from the operations of PremierWest Bank and $5.7 million acquired from the operations of Mid Valley Bank. The $1.8 million increase from the PremierWest Bank portfolio included $1.5 million associated with one credit that is expected to be paid off during the second quarter of 2004. Non-performing loans acquired with the MVB portfolio accounted for 73.49% of consolidated non-performing loans as of March 31, 2004. Based on management's past success in aggressively administering problem loans and improving portfolio risk, management expects to progressively improve credit quality in the acquired portfolio of MVB.

Deposits increased to $634.6 million at March 31, 2004 with $162.9 attributable to Mid Valley Bank. This increase resulted in a loan-to-deposit ratio of 89.92% compared to 95.21% as of December 31, 2003. This decrease was also attributable to loans and deposits acquired from MVB which separately had a loan to deposit ratio of 61.40% compared to 99.78% for PremierWest Bank. As part of the acquisition, management will continue to concentrate on reducing the number of higher-priced time certificate accounts and replacing them with noninterest-bearing demand accounts. Nevertheless, the percentage of noninterest-bearing deposits to total deposits decreased to 24.53% at March 31, 2004 compared to 25.53% at December 31, 2003.

The table below sets forth certain summary balance sheet information for March 31, 2004 and December 31, 2003: (Dollars in 000's)

	PremierWest	Mid Valley	March 31	December 31	Increase (Decrease)
	Bank	Bank	2004	2003	3/31/04 –12/31/03

ASSETS
Federal funds sold	$55,265	$-	$55,265	$31,400	$23,865	76.00%
Securities available for sale	31,275	-	31,275	23,351	7,924	33.93%
Federal Home Loan Bank
deposits and stock	2,088	-	2,088	1,797	291	16.19%
Loans, net	470,556	100,057	570,613	452,972	117,641	25.97%
Other assets (1)	84,347	6,846	91,193	61,801	29,392	47.56%

Total assets	$643,531	$106,903	$750,434	$571,321	$179,113	31.35%

LIABILITIES
Noninterest-bearing
deposits	$113,724	$41,959	155,683	$121,467	$34,216	28.17%
Interest-bearing
deposits	357,880	120,989	478,869	354,279	124,590	35.17%

Total deposits	471,604	162,948	634,552	475,746	158,806	33.38%
Intercompany accounts (net)	57,389	(57,389)	-	-	-	0.00%
Other liabilities (2)	31,617	834	32,451	30,824	1,627	5.28%

Total liabilities	560,610	106,393	667,003	506,570	160,433	31.67%

SHAREHOLDERS’
EQUITY	82,921	510	83,431	64,751	18,680	28.85%

Total liabilities
and share-
holder’s equity	$643,531	$106,903	$750,434	$571,321	$179,113	31.35%

(1) Includes cash and due from banks, other equity investments, premises and equipment, goodwill, accrued interest receivable, bank-owned life insurance and other intangible assets
(2) Includes borrowings, repurchase agreements, accrued interest payable and other liabilities

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY - Liquidity enables the Company to fund loan commitments and meet customer withdrawals of deposits. The Company maintains its liquidity position through maintenance of cash resources and the stability of its core deposit base. Along with the acquisition of Mid Valley Bank, the Company was able to increase its liquidity during the quarter ended March 31, 2004. Excess cash was invested on a short-term basis into federal funds sold and interest-earning deposits with the FHLB. As of March 31, 2004, the Company had $55.3 million in federal funds sold.

A further source of liquidity is the Company's ability to borrow funds by maintaining a secured line-of-credit with the FHLB of up to 15% of the Bank's total assets. As of March 31, 2004, $22.9 million had been advanced in long-term borrowings from the FHLB against the Company's credit line. Other borrowings of approximately $2.2 million relate to repurchase agreements for customer overnight sweep accounts. The average cost of these two borrowings was approximately 2.89% for the first quarter of 2004 compared to 2.78% for the same period in 2003. The Company also has established secured credit lines of approximately $20 million through certain correspondent banks and the discount window with the Federal Reserve Bank of San Francisco.

At March 31, 2004, the Company had approximately $115.6 million in outstanding commitments to extend credit for newly approved loans and construction projects. Under the terms of construction project commitments, completion of specified project benchmarks must be certified before funds may be drawn. In addition, it is anticipated that a portion of these commitments will expire or terminate without funding. Management believes that the Company's available resources will be sufficient to fund these commitments in the normal course of business.

CAPITAL RESOURCES - Federal regulators require the measurement of various capital ratios, including risk-based capital measurements. Risk-weighted ratios require an analysis that weights balance sheet and off-balance sheet items for their inherent risk. It requires minimum standards for risk-based capital-by-capital tier. As a minimum requirement, the total risk-based capital ratio should be at least 8.00%, the Tier 1 capital ratio should be at least 4.00%, and the leverage capital ratio should be at least 4.00% . At March 31, 2004, the Company's regulatory capital ratios were as follows: total risk-based capital ratio of 10.42%, Tier 1 capital ratio of 9.16%, and a leverage capital ratio of 8.74% . If the Company achieved only minimum regulatory capital levels, further growth could be restricted to the level attainable through generation and retention of net income or the Company may find it necessary to seek additional capital from outside sources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises principally from interest rate risk in its lending, deposit and borrowing activities. The Company is experiencing a positive response to its interest rate management through a reduction in cost of deposits as noninterest-bearing deposits increase and certificates of deposits with higher interest rates run off. Management actively monitors and manages its interest rate risk exposure. Although the Company manages other risks, such as credit quality and liquidity risk, in the normal course of business, management considers interest rate risk to be a significant market risk, which could have the largest material effect on the Company's financial condition and results of operations. Other types of market risks, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities. The Company did not experience a significant change in market risk at March 31, 2004 as compared to December 31, 2003.

As stated in the annual report on Form 10-K for 2003, the Company attempts to monitor interest rate risk from the perspective of changes in the economic value of equity, also referred to as net portfolio value (NPV), and changes in net interest income. Changes to the NPV and net interest income are simulated using instant and permanent rate shocks of plus and minus 200 basis points, in increments of 50 basis points. It is the Company's policy to manage interest rate risk to maximize long-term profitability under the range of likely interest-rate scenarios. For additional information, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" referenced in the Company's annual report on Form 10-K for the year ended December 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - From time to time, in the normal course of business, PremierWest may become party to various legal actions. Generally these actions are not expected to have a material adverse impact on our business, financial condition or results of operations. Litigation matters that have been reported previously have been resolved or, in the opinion of management, are not expected to have a material adverse impact on the financial condition or results of operations for the Company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) [Not applicable.]

(b) [Not applicable.]

(c) [Not applicable.]

(d) [Not applicable.]

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(a) [Not applicable.]

(b) [Not applicable.]

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of securities holders of PremierWest during the quarter ended March 31, 2004.

ITEM 5. OTHER INFORMATION

[None.]

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

	31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
	31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
	32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of
the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
	32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of
the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K

On January 20, 2004, the Company filed a current report on Form 8-K to provide under Items 7, 9 and 12, a press release reporting the release of earnings for the fourth quarter of 2003. Such information shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934.

On January 23, 2004, the Company filed a current report on Form 8-K to provide under Items 2 and 7, a press release reporting the closing of the acquisition of Mid Valley Bank and the subsequent merger with and into the Company.

On March 1, 2004, the Company filed a current report on Form 8-K to provide under Items 5 and 7, a press release announcing the declaration of a 5% stock dividend payable on June 21, 2004 to shareholders of record on May 28, 2004.

On March 30, 2004, the Company filed a current report on Form 8-K/A to provide under Items 2 and 7, an amendment to Form 8-K filed on January 23, 2004, a press release reporting the closing of the acquisition of Mid Valley Bank and the subsequent merger with and into the Company.

On April 13, 2004, the Company filed a current report on Form 8-K to provide under Items 7, 9 and 12, a press release reporting the release of earnings for the first quarter of 2004. Such information shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934.

SIGNATURES: Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: May 6, 2004

PREMIERWEST BANCORP

/s/ John L. Anhorn

John L. Anhorn, President and Chief Executive Officer

/s/ Tom Anderson

Tom Anderson, Senior Vice-President and Chief Financial Officer

EXHIBIT 31.1

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES -OXLEY ACT OF 2002

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

4. The registrant's other certifying officers and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13(a)-15(e) and 15(d)-(e) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting,, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: May 6, 2004

/s/ John Anhorn
 John Anhorn
President and Chief Executive Officer

EXHIBIT 31.2

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES -OXLEY ACT OF 2002

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

4. The registrant's other certifying officers and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13(a)-15(e) and 15(d)-(e) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting,, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: May 6, 2004

/s/ Tom Anderson
 Tom Anderson
Senior Vice President & Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of PremierWest Bancorp (the "Company") on Form 10-Q for the quarter ended March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John Anhorn, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

/s/ John Anhorn
John Anhorn
President and Chief Executive Officer
 May 6, 2004

EXHIBIT 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of PremierWest Bancorp (the "Company") on Form 10-Q for the quarter ended March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Tom Anderson, Senior Vice-President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

/s/ Tom Anderson
Tom Anderson
Senior Vice-President and Chief Financial Officer
May 6, 2004