Form 10-K/A
period 2003-12-31
PREMIERWEST BANCORP
filed 2004-06-14
CIK 1102287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended: December 31, 2003
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the transition period from ___________ to ___________

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
Yes_X__ No

As of June 30, 2003, there were 12,151,890 shares of common stock outstanding. The aggregate market value of common stock held by nonaffiliates was approximately $101 million; based on the average bid and ask prices of such stock on that date as reported by the OTC Bulletin Board System.

EXPLANATION FOR AMENDMENT

We are filing this amendment to our annual report on Form 10-K filed on March 15, 2004 to include information from our definitive proxy statement for the 2004 annual meeting of shareholders filed May 28, 2004. As a result of the late filing of the definitive proxy statement, we were unable to properly incorporate by reference the information from the definitive proxy statement.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

The Board of Directors consists of the following individuals. John Dickerson was added to the board with the completion of the merger with Mid-Valley Bank in early 2004. Don Hilton, Richard Karchmer, David Emmett and Jeffrey Chamberlain will not stand for re-election in 2004.

        John L. Anhorn, 61, is the President and Chief Executive Officer of PremierWest Bancorp and has been a director since its formation and served as a director of its predecessor, Bank of Southern Oregon, since May 1998. Mr. Anhorn is a member of the Executive Committee. Mr. Anhorn also serves as a Director and the President & Chief Executive Officer of PremierWest Bancorp's subsidiary PremierWest Bank. Mr. Anhorn previously served as President of Western Bank until April 1997, when Western Bank was acquired by Washington Mutual Bank. Mr. Anhorn has over thirty-nine (39) years experience in the banking industry.

        Richard R. Hieb, 59, is the Executive Vice President & Chief Operating Officer and Secretary of PremierWest Bancorp and has been a director since its formation and served as a director of its predecessor, Bank of Southern Oregon since May 1998. Mr. Hieb is a member of the Executive Committee. Mr. Hieb also serves as a Director and the Executive Vice President & Chief Operating Officer of PremierWest Bank. Previous to his employment with PremierWest Mr. Hieb was Executive Vice President & Chief Administrative Officer of Western Bank, until it was acquired by Washington Mutual Bank in April 1997. Mr. Hieb has in excess of forty (40) years experience in the banking industry.

        Thomas Becker, 52, was a Director of United Bancorp, which was acquired through a merger with PremierWest Bancorp and joined the board as a result of that merger. Mr. Becker serves on the Company's Audit Committee. Mr. Becker has served as Executive Director of the Rogue Valley Manor, a continuing care retirement community in Medford, Oregon since 1978. In 1990, he became the Chief Executive Officer of Pacific Retirement Services, Inc., the parent corporation of 28 organizations providing housing and related services to over 3,000 seniors in Oregon, California and Texas. Mr. Becker also serves as a Director of Lithia Motors, Inc., a public corporation headquartered in Medford, Oregon.

        John A. Duke, 65, is the Chairman of the Board and has served in that capacity with PremierWest Bancorp since its formation and served as a director with its predecessor, Bank of Southern Oregon, since its organization in 1990. Mr. Duke serves as Chairman of the Company's Executive Committee. Mr. Duke also served as a Director for Jefferson State Bank, Medford, Oregon, until First Interstate Bank acquired it. Mr. Duke is the owner of Superior Athletic Clubs, Medford, Oregon and is a self-employed investment manager.

        Dennis N. Hoffbuhr, 55, has served as a Director of PremierWest Bancorp since its formation and served as a director of its predecessor, Bank of Southern Oregon, since its formation in 1990. Mr. Hoffbuhr is the owner and President of Hoffbuhr and Associates, Inc., a land surveying and land use planning firm in Medford, Oregon. Mr. Hoffbuhr is a registered land surveyor certified by the Oregon State Board of Engineering Examiners.

        Patrick G. Huycke, 54, has served as a Director of PremierWest Bancorp since its formation, and served as a director of its predecessor, Bank of Southern Oregon, since 1994. Mr. Huycke is the Vice Chairman of the Board of Directors. Mr. Huycke is an attorney with Huycke, O'Connor & Jarvis, LLP. Mr. Huycke is a member of the Company's Executive Committee. Mr. Huycke received his law degree from Willamette University and has practiced law since 1975.

        James L. Patterson, 64, has served as a Director of PremierWest Bancorp since its formation and served as a director of its predecessor, Bank of Southern Oregon, since 1999. Mr. Patterson also serves as Chairman of the Company's Audit Committee and is a member of the Executive Committee. Mr. Patterson retired from Pacific Power & Light with thirty-four (34) years of service. He is a self-employed business consultant.

        Rickar D. Watkins, 57, previously served as a Director of United Bancorp and its subsidiary Douglas National Bank from 1993 until its merger with PremierWest Bancorp in May, 2000, at which time he joined the board of PremierWest Bancorp. Mr. Watkins is the President of a medical supply company he founded in 1974.

        Brian Pargeter, 61, previously served as a Director of United Bancorp and its subsidiary Douglas National Bank until its merger with PremierWest Bancorp in May, 2000, at which time he joined the board of PremierWest Bank. Mr. Pargeter was elected to the board of PremierWest Bancorp in 2002 and serves on the Executive Committee and the Audit Committee of the Company. Mr. Pargeter is President and majority owner of Umpqua Insurance Agency, where he has been employed since 1967.

        John B. Dickerson, 63, previously served as a Director of Mid Valley Bank until its merger with PremierWest Bank in January 2004, at which time he joined the Board of PremierWest Bancorp. Mr. Dickerson served as Chief Executive Officer of Mid Valley Bank from 1990 until its merger with PremierWest in January 2004, at which time he retired.

        Jeffrey L. Chamberlain, age 58, has served as a Director of PremierWest Bank and its predecessor Bank of Southern Oregon since its inception in 1990. Mr. Chamberlain was appointed as a Director of PremierWest Bancorp in March 2002. Mr. Chamberlain owns and operates retirement communities throughout the Northwest.

        Richard K. Karchmer, age 60, has served as a Director of PremierWest Bank and its predecessor, Bank of Southern Oregon since 1990. Mr. Karchmer was appointed as a Director of PremierWest Bancorp in March 2002. Mr. Karchmer is a practicing Oncologist with Hematology Oncology Associates P.C. in Medford, Oregon.

        Don L. Hilton, age 66, served as a director of Timberline Bancshares from 1991 and Timberline Community Bank from 1981 until the completion of the merger with PremierWest Bancorp in April 2001 at which time he joined PremierWest Bancorp as a Director. Previous to 2000 Mr. Hilton was Director of Dealer Development - North America for Sundowner Trailers, a manufacturer of horse and livestock trailers.

        David Emmett, age 61, has served as a Director of PremierWest Bank since April 2000. Mr. Emmett is a member of the Audit Committee. Mr. Emmett previously served as a Director of Douglas National Bank and its parent United Bancorp until its merger with and into PremierWest Bancorp. Mr. Emmett was appointed as a Director of PremierWest Bancorp in March 2002. Mr. Emmett is a partner with Wicks, Emmett, Hatfield & Chappell, LLP. He was previously the owner of David A. Emmett, CPA, PC. Mr. Emmett is a Certified Public Accountant.

OTHER EXECUTIVE OFFICERS

In addition to Mr. Anhorn and Mr. Hieb, whose information is set forth in the Nominees for Director section, the age, business experience, and position of executive officers of PremierWest Bancorp and its subsidiary PremierWest Bank is as follows:

        Bob DuMilieu, age 55, serves as Senior Vice President & Oregon Regional Administrator for PremierWest Bank. Prior to joining PremierWest in April 2002, Mr. DuMilieu served Washington Mutual/Western Bank in the same position. Mr. DuMilieu has over thirty-five (35) years of banking experience, all in management and commercial lending, including fourteen years (14) with First National Bank and nine (9) years with Oregon Bank/Security Pacific Bank before joining Western Bank in 1992. Mr. DuMilieu is a graduate of Pacific Banking School.

        Tom Anderson, age 53, serves as Senior Vice President & Chief Financial Officer for PremierWest Bancorp and its subsidiary PremierWest Bank. Mr. Anderson previously served as a Director of VRB Bancorp and its subsidiary Valley of the Rogue Bank until its acquisition by Umpqua Holdings Co. in December 2000. Mr. Anderson served as VRB Bancorp's Executive Vice President & Chief Operating Officer and Corporate Secretary, and Valley of the Rogue Bank's Executive Vice President & Chief Operating Officer until June of 1999. Prior to joining Valley of the Rogue Bank in 1977, Mr. Anderson was employed by Bank of America. He has in excess of thirty-one (31) years of experience in the Banking industry.

        Owen Atkinson, age 51, serves as Senior Vice President & Director of Information Technology for PremierWest Bank. Mr. Atkinson joined PremierWest Bank in September 2001. He served as Vice President & Director of Information Services for Umpqua Bank from December 2000 through September 2001. He also served as Vice President & Director of Information Services for Valley of the Rogue Bank from September 1997 until its merger with Umpqua Holdings Company in December 2000. Mr. Atkinson has over twenty-five (25) years of experience in the Information Services area, eighteen (18) of those in a management capacity with financial services organizations.

        Jim Earley, age 49, serves as Senior Vice President & Credit Administrator for PremierWest Bank. Mr. Earley previously served as a Credit Administrator in various banking groups at US Bank from 1993 until 2001. He served as a Credit Examiner with the Farm Credit Administration from 1986 to 1990, a Senior Credit Examiner with Wells Fargo Bank from 1990 to 1993, and a lender with the Department of Commerce prior to 1990. Mr. Earley holds a Master of Science degree from Oregon State University in Agricultural and Resource Economics, as well as two undergraduate degrees. He has twenty-one (21) years of experience in the financial services industry.

COMPOSITION OF THE BOARD

The Board of Directors consists of a majority of independent directors as defined in the NASD listing standards. The Board has reviewed the relationship between non-management directors and management of Bancorp and PremierWest Bank and determined that John A. Duke, Thomas A. Becker, Dennis N. Hoffbuhr, Patrick G. Huycke, James L. Patterson, Rickar D. Watkins, John B. Dickerson and Brian Pargeter are all independent as defined in the NASD listing standards.

Board Committees

The Board of Directors of Bancorp maintains an independent Audit Committee; an Executive Committee, which is comprised of a majority of independent directors; a Nomination Committee, which is a subcommittee of independent directors of the Executive Committee; and a Compensation Committee.

Audit Committee

     The directors currently serving on the Audit Committee are James L. Patterson (Chairman), Dave Emmett (Vice Chairman), Brian Pargeter and Thomas Becker. Each member of the Audit Committee is independent in accordance with the applicable NASD listing standards. Each member has the requisite employment and experience necessary and appropriate to serve on the Audit Committee. None of the current members qualify as an "audit committee financial expert." However, in accordance with the NASD listing standards, at least one member possesses employment experience in finance or accounting, requisite professional certification in accounting, or any other comparable experience or background which results in the individual's financial sophistication, including being or having been a chief executive officer, chief financial officer or other senior officer with financial oversight responsibilities.

     The Audit Committee is responsible for oversight of the accounting, auditing and financial reporting processes, including the review and preparation of financial information disclosed to the public; monitoring the internal controls over financial accounting; and the performance and selection of the independent auditors. The Audit Committee is also responsible for receiving and investigating all inquiries and complaints relating to Bancorp's accounting and auditing procedures and policies. The Board has adopted an Audit Committee charter that is available on our website at www.premierwestbank.com. Please refer to the Audit Committee Charter for more detailed information regarding the duties and responsibilities of the Audit Committee.

Executive Committee

     In accordance with the Bancorp Bylaws, the Board of Directors has designated an Executive Committee which consist of six (6) board members and the Chief Financial Officer, Mr. Tom Anderson. The board members are John Duke, Patrick Huycke, James Patterson, Brian Pargeter, John Anhorn and Richard Hieb. Mr. Anhorn, Mr. Hieb and Mr. Anderson are not independent and do not participate in any deliberations or vote on matters of which the NASD listing standards require be performed by independent board members.

     The Executive Committee is responsible for designing, implementing and monitoring corporate governance policies and a code of ethics, evaluating the performance of the full Board, identifying qualified director nominees, and ensuring compliance with the NASD listing standards and other corporate governance regulations promulgated under the Sarbanes-Oxley Act of 2002. The Executive Committee delegates its duties relative to selection of director nominees to a Nominating Committee comprised solely of independent members of the Executive Committee. The Executive Committee has adopted a charter that is available on the Bancorp website at www.premierwestbank.com.

Nominating Committee

The Nominating Committee is comprised of John Duke, Patrick Huycke, James Patterson, Brian Pargeter, all of whom the Board of Directors has determined are independent as required by the NASD listing standards. The Nominating Committee is responsible for evaluating the composition of the Board of Directors and selecting all director nominees for approval by the full Board to stand for election at the annual meeting of shareholders. The Nominating Committee has adopted a charter that is publicly available on the Bancorp website at www.premierwestbank.com.

Compensation Committee

The Compensation Committee is comprised of John Duke, Patrick Huycke, James Patterson and Brian Pargeter, all of whom the Board of Directors has determined are independent as required by the NASD listing standards. The Compensation Committee is responsible for establishing the compensation of the Chief Executive Officer and approving the compensation of the executive officers and directors upon recommendation of and after consultation with the CEO. Additionally, the Compensation Committee is also responsible for overseeing the design and administration of certain compensation plans for Bancorp officers, directors and employees. The Compensation Committee has adopted a charter that is publicly available on the Bancorp website at www.premierwestbank.com.

CODE OF ETHICS

The Board of Directors has adopted and approved a Code of Conduct and Ethics which is publicly available on our website at www.premierwestbank.com. Bancorp intends to disclose all amendments to and waivers of this code on our website.

COMPLIANCE WITH SECTION 16 FILING REQUIREMENTS

Section 16 of the Securities Exchange Act of 1934 requires that all executive officers, directors and persons who beneficially own more than 10 percent of the common stock file an initial report of their beneficial ownership of common stock and to periodically report changes in their ownership. The reports must be made with the Securities and Exchange Commission with a copy sent to PremierWest Bancorp.

Based solely upon our review of the copies of the Section 16 filings that we received with respect to the fiscal year ended December 31, 2003, we believe that all reporting persons made all required Section 16 filings with respect to such fiscal year.

ITEM 11. EXECUTIVE COMPENSATION AND REPORT OF COMPENSATION COMMITTEE

EXECUTIVE COMPENSATION

The following table shows compensation for services in all capacities for the fiscal years ended December 31, 2003, 2002, and 2001 for the President and Chief Executive Officer and any other executive officer that received compensation in excess of $100,000, including salary and bonus, during 2003.

Summary Compensation Table
Name and Principal Position	Year	Salary (1)	Bonus (1)	Securities Underlying Options	Other Compensation(2)
John L. Anhorn, President & Chief Executive Officer	2003	$196,524	$ 28,107		$ 23,213
	2002	$185,400	$ 29,664	-	$ 10,064
	2001	$180,000	$ 12,000	-	$ 6,730
Richard R. Hieb Executive Vice President & Chief Operating Officer & Secretary	2003	$139,926	$ 16,694		$ 17,489
	2002	$133,900	$ 20,085	-	$ 5,390
	2001	$130,000	$ 7,500	-	$ 4,530
Tom D. Anderson, Senior Vice President & Chief Financial Officer (3)	2003	$115,000	$ 10,000	-	$ 8,736
	2002	$ 89,410	$ 5,000	-	$ 2,786
	2001	-	-	-	-
James V. Earley Senior Vice President & Credit Administrator (4)	2003	$ 94,800	$ 10,000	-	$ 5,310
	2002	$ 90,000	$ 5,000	-	$ 2,850
	2001	$ 26,250	-	-	$ 675

(1)	Includes amounts deferred at the election of the named executive officers pursuant to the 401(k) Plan of PremierWest Bank or deferred compensation agreements in effect during 2003, 2002, or 2001
(2)	Represents:
Matching contributions of PremierWest under its 401(k) plan for all
Country Club memberships for Mr. Anhorn, Mr. Hieb and Mr. Earley
Director's fees and use of Company owned automobile for Mr. Anhorn and Mr. Hieb
Taxable fringe benefits for Mr. Anderson
(3)	Hired February 12, 2002.
(4)	Hired September 17, 2001.

EXECUTIVE COMPENSATION PLANS AND AGREEMENTS

Employment and Change of Control Agreements

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

If Mr. Anhorn is terminated without cause, or if he terminates his service for cause, PremierWest will, upon Mr. Anhorn entering into a Separation Agreement with the Company, continue to pay Mr. Anhorn his base salary for two years and maintain continued health insurance coverage on Mr. Anhorn until age 65 and Mr. Anhorn agrees not to compete with PremierWest for a period of one year following his termination. If a change in control occurs and Mr. Anhorn is terminated by the Company without cause or Mr. Anhorn terminates his employment with cause within one year after the change in control, PremierWest agrees to pay a lump sum severance payment equal to twice Mr. Anhorn's annual salary. In addition to the lump sum severance payment, Mr. Anhorn is also entitled to continue receiving health insurance coverage until age 65.

     The agreement also provides that Mr. Anhorn may not compete with PremierWest for a period of two years if he is terminated for cause or if he terminates his service without cause, provided Mr. Anhorn enters into a Separation Agreement and PremierWest continues to pay Mr. Anhorn's annual salary for 2 years.

     PremierWest has an employment agreement with Richard Hieb to serve as Executive Vice President & Chief Operating Officer. The terms of Mr. Hieb's employment agreement are largely identical to those in Mr. Anhorn's employment agreement.

     PremierWest has entered into change of control agreements with Tom Anderson and James Earley, providing for severance payments if that person is terminated (without cause) within one year following a change of control.

STOCK OPTION PLAN

PremierWest Bancorp assumed the Bank of Southern Oregon 1992 Combined Incentive and Non-Qualified Stock Option Plan and the United Bancorp Employee Stock Option Plan, as amended. Shareholders of PremierWest Bancorp approved the 2002 PremierWest Bancorp Stock Option Plan in 2002. Options granted under these three plans can be either incentive stock options or non-qualified stock options. The Bank of Southern Oregon Plan expired in 2002. The United Bancorp Employee Stock Option Plan was designated as inactive at the time of the acquisition of United Bancorp by PremierWest Bancorp. As of December 31, 2003, options to acquire 510,277 shares of PremierWest common stock were outstanding. During 2003, 96,813 options to acquire shares of PremierWest Bancorp common stock were granted, including a 5% stock dividend paid on June 20, 2003.

	Options Granted in Last Fiscal Year

	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (1)
	Number of Securities Underlying Options Granted	Percentage of Total Options Granted to Employees in Fiscal Year	Exercise Price (Dollars per Share)	Expiration Date	5%($)	10%($)

John L. Anhorn	6,300	6.5%	$6.77	5/1/2013	$26,823	$67,975
Richard R. Hieb	5,250	5.4%	$6.77	5/1/2013	$22,352	$56,646
Tom D. Anderson	3,150	3.3%	$6.77	5/1/2013	$13,411	$33,987
James V. Earley	3,150	3.3%	$6.77	5/1/2013	$13,411	$33,987

(1)	The potential realizable value of the options granted is calculated by multiplying the difference between the exercise price of the option and the market value per share of the underlying stock (assuming a 5% or 10%, as the case may be, compounded annual increase of the stock price from the date of grant to the final expiration of the option) by the number of shares underlying the options granted.

	Aggregate Option Exercises Last Fiscal Year and Fiscal Year-End Option Values

			Number of Securities Underlying Unexercised Options at FY-End		Value of Unexercised In-the-Money Options at FY-End ($) (1)
	Shares Acquired on Exercise (#)	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
John L. Anhorn	-	-	60,775	38,647	$189,618	$125,430
Richard R. Hieb	-	-	48,620	31,338	$151,694	$101,817
Tom D. Anderson	-	-	840	23,048	$ 2,965	$106,009
James V. Earley	-	-	840	12,023	$ 2,965	$ 53,034

(1) All of the stock options held by Mr. Anhorn, Mr. Hieb, Mr. Anderson and Mr. Earley are "in-the-money." In general, a stock option is "in-the-money" when the stock's fair market value exceeds the option exercise price. Value of unexercised options equals the estimated fair market value of a share acquirable upon exercise of an option at December 31, 2003, less the exercise price per share, multiplied by the number of shares acquirable upon exercise of the options. PremierWest Bancorp common stock is quoted on the Nasdaq SmallCap Market. Solely for purposes of the table and for no other purpose, PremierWest estimated that the per-share fair market value of the common stock at December 31, 2003 was $10.25. This is an estimate only and does not necessarily reflect actual transactions.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

        During 2003 the Executive Committee reviewed performance and set compensation levels for the President & Chief Executive Officer and the Executive Vice President & Chief Operating Officer. Executive Committee members John Anhorn, Rich Hieb and Tom Anderson did not participate in the discussion or vote on issues concerning executive compensation.

        Our compensation philosophy is to provide a competitive base salary to attract and retain executive officers; establish bonus plans to motivate our executive officers to reach financial goals; and offer equity-based incentives in the form of stock options to retain our executive officers and align their interests with shareholders.

        The Committee proposed and the Board set salary levels based upon its evaluation and assessment of senior management's success in implementing a previously agreed strategic plan for PremierWest. The strategic plan included goals for growth in assets and earnings. The Committee also reviewed salaries of comparable executives in the financial services industry.

        The 2002 Stock Option Plan provides for the issuance of incentive or nonqualified stock options to officers and employees to purchase shares of PremierWest Bancorp common stock. The Board makes grants at its discretion and granted 24,150 options to executive officers in 2003.

        The Committee believes that the Compensation levels for our executive officers fairly represent the level of experience and performance they provide PremierWest Bancorp.

Submitted by Compensation Committee Members:

        John A. Duke (Chairman)
        Patrick Huycke
        Brian Pargeter
        James Patterson

STOCK PERFORMANCE GRAPH

The graph below compares the yearly percentage change in the cumulative shareholder return on PremierWest Bancorp's common stock during the four fiscal years ended December 31, 2003, with (a) the Total Return Index for The Nasdaq Stock Market (U.S. Companies) as reported by the Center for Research in Securities Prices, and (b) the Total Return Index for Nasdaq Bank Stocks as reported by the Center for Research in Securities Prices. This comparison assumes $100.00 was invested on December 31, 1999, in PremierWest's common stock, and the comparison indices, and assumes the reinvestment of all cash dividends prior to any tax effect, and retention of all stock dividends.

PremierWest was quoted on the Over The Counter Bulletin Board from June 1999 to July 30, 2003. On July 31, 2003, PremierWest Bancorp common stock began trading on the Nasdaq SmallCap Market. For purposes of computing return information for the periods being compared, the chart is based on price information obtained by using the OTCBB quotes from December 1999 to July 30, 2003 as of that date. Price information from July 31, 2003 to December 31, 2003 was obtained by using price quotes as reported by Nasdaq.

PremierWest Bancorp
Nasdaq Bank Stocks
Nasdaq U.S.
S&P 500
200
180
160
140
120
100
80
60
40
20
0
Dec-99
Dec-00
Dec-01
Dec-02
Dec-03

DIRECTOR COMPENSATION

        Each director of Bancorp, including employee-directors, received a fee of $900 per month in 2003. The Vice Chairman of the Board received an additional $500 per month. Non-employee directors who serve board committees receive $150 per committee meeting attended. Employee-directors do not receive any additional compensation for service on board committees.

        Directors received the following compensation for service during 2003:

Patrick Huycke	$20,750
James Patterson	$14,100
John Duke	$13,850
Rickar Watkins	$13,400
Brian Pargeter	$12,650
Don Hilton	$12,650
Dennis Hoffbuhr	$12,500
Tom Becker	$11,900
Dave Emmett	$11,600
Richard Karchmer	$11,300
Jeffrey Chamberlain	$11,150
John Anhorn	$10,800
Rich Hieb	$10,800
Norman Fiock	$6,500

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF MANAGEMENT AND OTHERS

The following table sets forth certain information regarding beneficial ownership of issued and outstanding shares of PremierWest Bancorp stock as of March 11, 2004, by (i) each shareholder who is known by the Company to own beneficially more than 5 percent of the outstanding shares of any class of stock, (ii) each of directors (iii) each of our named executive officers, and (iv) all of our directors and executive officers as a group.

Name & Address of Beneficial Owner	Class of Stock	Amount Beneficially Owned	Notes	Percentage of Class Owned

John A. and Marilyn R.
Duke Charitable Lead	Common	800,000	(1)	5.77%
Annuity Trust

John Duke Trust
503 Airport Road,	Common	400,932	(2)	2.89%
Medford, OR 97504

Don L. Hilton	Common	246,499	(3)	1.78%
Patrick G. Huycke	Common	276,715	(4)	1.99%
Jeffrey Chamberlain	Common	122,957	(5)	*
Richard Karchmer	Common	65,101	(6)	*
Thomas Becker	Common	60,288	(7)	*
Dennis Hoffbuhr	Common	192,539	(8)	1.39%
Rickar Watkins	Common	58,671	(9)	*
John Anhorn, CEO	Common	243,661	(10)	1.75%
Brian Pargeter	Common	58,979	(11)	*
Richard Hieb, COO	Common	222,803	(12)	1.60%
James Patterson	Common	14,098	(13)	*
David Emmett	Common	170,971	(14)	1.23%
John Dickerson	Common	129,985	(15)	*
Tom Anderson	Common	24,161	(16)	*
James Earley	Common	6,635	(17)	*

All Directors and Executive
Officers as a group (20	Common	1,722,547	(1)	12.19%
persons)

*Less than one percent

(1)	Mr. Duke has no beneficial ownership of shares held in the John A Duke and Marilyn R. Duke Charitable Lead Annuity Trust. Mr. Duke is not a Trustee of the Trust and has no voting authority over these shares.
(2)	Includes (i) 262,000 shares held in trust for the benefit of Mr. Duke, (ii) 6,825 shares subject to options exercisable within sixty (60) days, and (iii) 130,649 shares held in the PremierWest 401(k) Plan of which Mr. Duke is a trustee and over which Mr. Duke has shared voting and dispositive power. Mr. Duke disclaims beneficial ownership of shares held in the PremierWest 401 (k) Plan. Does not include 4,140 shares of Series A Preferred Stock which are convertible into 362,250 shares of common stock on November 17, 2006. These shares represent 37.64% of the 11,000 total shares of Series A Preferred Stock outstanding.
(3)	Includes (i) 237,920 shares held in trust for the benefit of Mr. Hilton, (ii) 4,904 shares held as custodian for Mr. Hilton's children, and (iii) 3,675 shares subject to options exercisable within sixty (60) days. Mr. Hilton is presently a director, but is not running for a position in the current election of directors for the next year.

(4)	Includes (i) 122,031 shares held in a Profit Sharing Trust Plan, (ii) 6,825 shares subject to options exercisable within sixty (60) days , (iii) 130,649 shares held in the PremierWest 401(k) plan of which Mr. Huycke is a trustee and over which Mr. Huycke has shared voting and dispositive power, (iv) 16,071 shares held jointly with his spouse, and (v) 1,139 shares held in Mr. Huycke's IRA account. Mr. Huycke disclaims beneficial ownership of shares held in PremierWest's 401 (k) Plan,
(5)	Includes (i) 16,572 shares held by Mr. Chamberlain's spouse, (ii) 61,845 shares held by Mr. Chamberlain's immediate family, and (iii) 13,771 shares subject to options exercisable within sixty (60) days. Mr. Chamberlain is presently a director, but is not running for a position in the current election of directors for the next year.
(6)	Includes 2,100 shares subject to options exercisable within sixty (60) days. Mr. Karchmer is presently a director, but is not running for a position in the current election of directors for the next year.
(7)	Includes 21,928 shares subject to options exercisable within sixty (60) days.
(8)	Includes (i) 231 shares held by Mr. Hoffbuhr's spouse, (ii) 13,771 shares subject to options exercisable within sixty (60) days, and (iii) 130,649 shares held in the PremierWest 401(k) plan of which Mr. Hoffbuhr is a trustee and over which Mr. Hoffbuhr has shared voting and dispositive power. Mr. Hoffbuhr disclaims beneficial ownership of shares held in PremierWest's 401 (k) Plan.
(9)	Includes (i) 1,681 shares held in an IRA for the benefit of Mr. Watkins, (ii) 2,894 shares held in SEP account for the benefit of Mr. Watkins, (iii) 18,479, shares held in trust for the benefit of Mr. Watkins, and (iv) 31,055 shares subject to options exercisable within sixty (60) days.
(10)	Includes (i) 12,832 shares held in a 401(k) Plan for the benefit of Mr. Anhorn, (ii) 79,400 shares subject to options exercisable within sixty (60) days, and (iii) 130,649 shares held in the PremierWest 401(k) plan of which Mr. Anhorn is a trustee and over which Mr. Anhorn has shared voting and dispositive power. Mr. Anhorn disclaims beneficial ownership of shares held in PremierWest's 401 (k) Plan, except to the extent of his individual pecuniary interests in them.
(11)	Includes (i) 27,423 shares held by Mr. Pargeter's spouse and (ii) 3,675 shares subject to options exercisable within sixty (60) days.
(12)	Includes (i) 15,614 shares held in an IRA for the benefit of Mr. Hieb, (ii) 12,978 shares held in a 401(k) Plan for the benefit of Mr. Hieb, (iii) 63,562 shares subject to options exercisable within sixty (60) days, and (iv) 130,649 shares held in the PremierWest 401(k) plan of which Mr. Hieb is a trustee and over which Mr. Hieb has shared voting and dispositive power. Mr. Hieb disclaims beneficial ownership of shares held in PremierWest's 401(k) Plan, except to the extent of his individual pecuniary interests in them.
(13)	Includes (i) 7,848 shares held in a Profit Sharing Plan Trust and (ii) 6,250 shares subject to options exercisable within sixty (60) days.
(14)	Includes (i) 4,774 shares held in an IRA for the benefit of Mr. Emmett, (ii) 9,581 shares held by E.T. Investments an entity Mr. Emmett controls, and (iii) 130,649 shares held in the PremierWest 401(k) plan of which Mr. Emmett is a trustee and over which Mr. Emmett has shared voting and dispositive power. Mr. Emmett disclaims beneficial ownership of shares held in PremierWest's 401 (k) Plan. Mr. Emmett is presently a director, but is not running for a position in the current election of directors for the next year.
(15)	Includes (i) 3,375 shares held in an IRA for the benefit of Mr. Dickerson, (ii) 944 shares held in another IRA for the benefit of Mr. Dickerson, (iii) 5,966 shares held in a family trust for the benefit of Mr. Dickerson and (iv) 119,700 shares held in another family trust for the benefit of Mr. Dickerson.
(16)	Includes (i) 20,000 held in an IRA for the benefit of Mr. Anderson, (ii) 2,691 shares held in a 401(k) plan for the benefit of Mr. Anderson, and (iii) 1,470 shares subject to options exercisable within sixty (60) days.
(17)	Includes (i) 1,470 shares held in an IRA for the benefit of Mr. Earley, (ii) 3,695 shares held in a 401(k) plan for the benefit of Mr. Earley, and (iii) 1,470 shares subject to options exercisable within sixty (60) days.

                                                                            EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	510,277 (1)	$5.98 (1)	688,308
Equity compensation plans not approved by security holders	-	-	-
Total	510,277	$5.98	688,308

Notes:

(1.)- Includes 57,041 options with a weighted average exercise price of $3.56 that were assumed in the merger of Douglas National Bank on May 8, 2000.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH DIRECTORS AND OFFICERS

PremierWest Bank has deposit and lending relationships with its directors and officers, as well as with their affiliates. All loans to directors, officers and their affiliates were made in the ordinary course of business, on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons, and did not involve more than the normal credit risk or present other unfavorable features. All of the loans are current and all required payments thereon have been made. As of December 31, 2003, the aggregate outstanding amount of all loans to officers and directors was approximately $14.9 million, which represented 22.9% of shareholders' equity on that date.

In the last quarter of 2003, Bancorp issued 11,000 shares of Series A Preferred Stock in a private placement to three investors. John Duke, a current board member, acquired 4,140 shares of Preferred Stock for an investment of $3,622,500. Mr. Duke acquired these shares on the same terms and conditions as the non-affiliated investors and did not participate in any of the deliberations or voting regarding the designation and issuance of the Series A Preferred Stock.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

FEES PAID TO AUDITORS

		Percent Approved by		Percent Approved by
	2003	Audit Committee	2002	Audit Committee
Audit Fees	$ 96,712	100%	$ 83,578	100%
Audit Related Fees (1)	$ 12,115	100%	$ 10,260	100%
Tax Fees (2)	$ 78,883	100%	$ 11,491	100%
All Other Fees (3)	$130,538	100%	$ 58,438	100%
TOTAL	$318,248	100%	$163,767	100%

(1)	Includes fees for information technology systems review in conjunction with the audit of the consolidated financial statements.
(2)	Includes fees for the preparation of federal and state income tax returns and in 2003, the performance of a property cost segregation analysis for tax reporting purposes.
(3)	Includes consulting services regarding a merger transaction, preparation of a registration statement for the issuance of additional common stock, issuance of preferred shares, acquisition of bank-owned life insurance, implementation of supplemental executive retirement plans, and performance measurement analysis.

PRE-APPROVAL POLICIES

All audit and non-audit services performed by Moss Adams, and all audit services performed by other independent auditors, must be pre-approved by the Audit Committee. These services include, but are not limited to, the annual financial statement audit, audits of employee benefit plans, tax compliance assistance, tax consulting and assistance with executing our acquisition strategy. Moss Adams may not perform any prohibited services as defined by the Sarbanes-Oxley Act of 2002 including but not limited to any bookkeeping or related services, information systems consulting, internal audit outsourcing, legal services, and performing any management or human resources functions.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

Exhibits

Exhibit 31.1 302 Certification of John Anhorn, Chief Executive Officer

Exhibit 31.2 302 Certification of Tom Anderson, Chief Financial Officer

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

PREMIERWEST BANCORP
(Registrant)
By: /s/ Tom Anderson	Date: June 14, 2004
Tom Anderson, Chief Financial Officer and Principal Accounting Officer

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
b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: June 14, 2004	/s/ JOHN L. ANHORN
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
b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: June 14, 2004	/s/ TOM ANDERSON
Tom Anderson
Chief Financial Officer and Principal Accounting Officer