Form 10-Q
period 2004-06-30
PREMIERWEST BANCORP
filed 2004-08-03
CIK 1102287

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004
--------------

OR

/ / Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the transition period from _______ to _______

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
14,566,033 shares as of July 30, 2004

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

     Form 10-Q Table of Contents

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PREMIERWEST BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in 000’s)

ASSETS

	(Unaudited)	(Audited)
	June 30,	December 31,
	2004	2003

Cash and cash equivalents:
Cash and due from banks	$34,661	$18,949
Federal funds sol d	40,650	31,400

Total cash and cash equivalents	75,311	50,349

Interest-bearing deposits with Federal Home Loan Bank	28	5

Investments:
Investment securities available-for-sale, at fair market value	23,183	23,351
Federal Home Loan Bank stock	1,828	1,792
Other equity investments	277	5

Total Investments	25,288	25,148

Loans, net of allowance for loan losses and deferred loan fees	604,707	452,972
Premises and equipment, net of accumulated depreciation
and amortization	26,154	21,784
Goodwill, net of amortization	20,079	6,633
Accrued interest and other assets	24,003	14,430

TOTAL ASSETS	$775,570	$571,321

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits:
Non-interest-bearing demand	$169,986	$121,467
Savings and interest-bearing demand	307,566	227,267
Time	182,878	127,012

Total deposits	660,430	475,746

Federal Home Loan Bank borrowings	22,738	23,058
Securities sold under agreements to repurchase	264	3,401
Accrued interest and other liabilities	6,988	4,365

Total liabilities	690,420	506,570

COMMITMENTS AND CONTINGENCIES (Note 6)

SHAREHOLDERS' EQUITY
Series A Preferred Stock, no par value, 1,000,000 shares
authorized, 11,000 shares issued and outstanding	9,590	9,590
Common stock - no par value; 20,000,000 shares authorized;
and 14,564,354 and 12,162,026 shares issued and outstanding
in 2004 and 2003, respectively	62,213	38,260
Retained earnings	13,192	16,463
Accumulated other comprehensive income, net of taxes	155	438

Total shareholders' equity	85,150	64,751

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$775,570	$571,321

See accompanying notes.

PREMIERWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in 000’s, Except for Earnings per Share Data)
(UNAUDITED)

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED

	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003

INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$9,994	$7,420	$19,049	$14,753
Taxable interest on investment securities	81	205	250	450
Nontaxable interest on investment securities	129	155	280	318
Interest on federal funds sold	120	120	246	201
Dividends on Federal Home Loan Bank stock
an d other equity investments	22	23	41	51

Total interest and dividend income	10,346	7,923	19,866	15,773

INTEREST EXPENSE

Interest-bearing demand and savings	491	439	935	875
Time	924	1,018	1,853	2,102
Federal funds purchased and securities sold under
agreements to repurchase	2	23	5	45
Federal Home Loan Bank and other borrowings	179	206	360	414

Total interest expense	1,596	1,686	3,153	3,436

NET INTEREST INCOME	8,750	6,237	16,713	12,337
LOAN LOSS PROVISION	200	300	500	600

Net interest income after loan loss provision	8,550	5,937	16,213	11,737

NONINTEREST INCOME
Service charges on deposits accounts	663	535	1,253	936
Mortgage loan brokerage and other fees	326	519	579	973
Investment brokerage and annuity fees	243	199	500	372
Other commissions and fees	316	206	614	402
Gains on sales of investment securities, net	1	11	1	26
Other noninterest income	147	106	300	223

Total noninterest income	1,696	1,576	3,247	2,932

NONINTEREST EXPENSE
Salaries and employee benefits	3,958	2,958	7,705	6,070
Net occupancy and equipment	1,263	982	2,429	1,977
Communications	372	284	694	520
Professional fees	254	151	428	275
Advertising	231	166	396	292
Other	1,029	682	1,929	1,368

Total noninterest expense	7,107	5,223	13,581	10,502

INCOME BEFORE PROVISION FOR INCOME TAXES	3,139	2,290	5,879	4,167
PROVISION FOR INCOME TAXES	1,036	769	1,940	1,398

NET INCOME	$2,103	$1,521	$3,939	$2,769

Earnings per common share:
Basic	$0.14	$0.12	$0.27	$0.22

Diluted	$0.13	$0.12	$0.25	$0.22

See accompanying notes.

PREMIERWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in 000’s)
(UNAUDITED)

							Accumulated
						Unearned	Other	Total
	Preferred Stock		Common Stock		Retained	ESOP	Comprehensive	Shareholders'	Comprehensive
	Shares	Amount	Shares	Amount	Earnings	Compensation	Income	Equity	Income

	(in thousands, except share amounts)
BALANCE - JANUARY 1, 2003	-	$-	11,567,559	$33,875	$14,772	$(16)	$541	$49,172
Comprehensive income:
Net income				-	2,769	-	-	2,769	$ 2,769
Unrealized gains
on investment securities
available-for-sale of $124
(net of taxes of $62)	-	-	-	-	-	-	124	124	124
Reclassification adjustment
for net gains on sales of
investment securities
available-for-sale included in
net income of $17 (net of
taxes of $9)	-	-	-	-	-	-	(17)	(17)	(17)

Comprehensive income									$ 2,876

Stock dividend paid (5%)	-	-	578,200	4,311	(4,311)	-	-	-
ESOP compensation expense	-	-	-	5	-	16	-	21
Stock options exercised	-	-	6,131	14	-	-	-	14
Income tax benefit of stock options
exercised	-	-	-	10	-	-	-	10

BALANCE - JUNE 30, 2003	-	$-	12,151,890	$38,215	$13,230	$-	$648	$52,093

BALANCE - JANUARY 1, 2004	11,000	$9,590	12,162,026	$38,260	$16,463	$-	$438	$64,751
Comprehensive income:
Net income	-	-	-	-	3,939	-	-	3,939	$ 3,939
Unrealized losses
on investment securities
available-for-sale of $283
(net of taxes of $143)	-	-	-	-	-	-	(283)	(283)	(283)

Comprehensive income									$ 3,656

Common stock issued to
shareholders of
Mid Valley Bank	-	-	1,697,473	16,805	-	-	-	16,805
Preferred stock dividend declared	-	-	-	-	(138)	-	-	(138)
Stock dividend paid (5%)	-	-	692,698	7,072	(7,072)	-	-	-
Stock options exercised	-	-	12,157	60	-	-	-	60
Income tax benefit of stock options
exercised	-	-	-	16	-	-	-	16

BALANCE - JUNE 30, 2004	$11,000	$9,590	$14,564,354	$62,213	$13,192	$-	$155	$85,150

See accompanying notes.

     PREMIERWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in 000’s)
(UNAUDITED)

	FOR THE SIX MONTHS ENDED

	June 30,	June 30,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,939	$2,769
Adjustments to reconcile net income to net cash
from operating activities:
Depreciation and amortization	1,198	939
Amortization of premiums
on investment securities, net	82	2
Dividends on Federal Home Loan Bank stock	(36)	(51)
Gains on sales of investment securities available-for-sale, net	(1)	(26)
Deferred income taxes	(399)	66
Income tax benefit of stock options exercised	16	10
Gains on sales of premises and equipment	(7)	(15)
Loan loss provision	500	600
Recognition of deferred compensation relating to ESOP	-	21
Decrease in accrued interest and other assets	198	202
(Decrease) increase in accrued interest and other liabilities	(607)	1,131

Net cash from operating activities	4,883	5,648

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available-for-sale	-	(5,989)
Proceeds from sales of investment securities available-for-sale	38,566	1,024
Proceeds from calls and maturities of investment
securities available-for-sale	10,200	19,335
Proceeds from redemption of Federal Reserve Bank
and Federal Home Loan Bank stock	340	-
Increase in interest-bearing deposit with
Federal Home Loan Bank	(23)	(3,188)
Increase (decrease) in other investments	5	(20)
Loan originations, net	(50,811)	(14,137)
Proceeds from sale of premises and equipment	40	17
Purchase of premises and equipment	(1,490)	(945)
Cash and cash equivalents received in acquisition of Mid Valley Bank,
net of cash paid of $9,813 and acquisition costs of $627	6,817	-

Net cash from investing activities	3,644	(3,903)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	19,832	23,033
Net decrease in Federal Home Loan Bank borrowings	(320)	(441)
Net decrease in securities sold under agreements to repurchase	(3,137)	(864)
Net decrease in ESOP notes payable	-	(16)
Proceeds from exercise of stock options	60	14

Net cash from financing activities	16,435	21,726

INCREASE IN CASH AND CASH EQUIVALENTS	24,962	23,471
CASH AND CASH EQUIVALENTS - Beginning of the period	50,349	41,437

CASH AND CASH EQUIVALENTS - End of the period	$75,311	$64,908

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$3,065	$3,496

Cash paid for taxes	$930	$782

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
Transfer of loans to other real estate owned	$34	$570

Preferred stock dividend declared	$138	$-

See accompanying notes.

     PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

June 30, 2004

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

On January 23, 2004, the Company completed its acquisition of Mid Valley Bank ("MVB"). Mid Valley Bank, with nearly $177 million in assets at acquisition, consists of 5 branch locations in the northern California communities of Red Bluff, Redding, Corning and Chico. The combined institution benefits the customers of Mid Valley Bank by providing an expanded array of financial products and services that the larger organization can provide, while also solidifying the presence of PremierWest Bank in the northern California market. Internal system integration was completed in mid-May and as of July 1, 2004 all signage at the five Mid Valley Bank branches had been changed to PremierWest Bank. The acquisition was accounted for using the purchase method of accounting. Accordingly, assets and liabilities of MVB have been recorded by the Company at their respective fair values at the time of the completion of the merger and the results of MVB have been included with those of the Company since the date of acquisition. The effects of the business acquisition are further described in Note 2.

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

Dividends declared - On March 1, 2004, the Company declared a 5% common stock dividend payable on June 21, 2004 to its May 28, 2004 common shareholders of record. On March 27, 2003, the Company declared a 5% common stock dividend payable on June 20, 2003 to its May 30, 2003 common shareholders of record. Share and per share data for 2003 in the accompanying consolidated financial statements have been retroactively restated to reflect the common stock dividends.

On March 25, 2004 the Company declared a quarterly $6.25 per share cash dividend payable on December 15, 2004 to its December 1, 2004 preferred shareholders of record.

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

June 30, 2004

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

The effect of applying the fair-value based method to stock options granted during the six months ended June 30, 2004 and 2003 resulted in an estimated weighted-average grant date fair value of $3.29 and $1.97 for the three and six months ended June 30, 2004 and 2003. Had compensation costs been determined consistent with SFAS 123, the Company's net income and earnings per common share, and diluted earnings per common share for the quarter and six months ended June 30, 2004 and 2003 would have been as follows: (Dollar in 000s, except per share amounts)

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED

	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Net income:
As reported	$2,103	$1,521	$3,939	$2,769
Fair value of stock-based
compensation cost, net of tax	$(24)	$(41)	$(33)	$(41)

Pro forma net income	$2,079	$1,480	$3,906	$2,728

Basic earnings per common share:
As reported	$0.14	$0.12	$0.27	$0.22
Pro forma	$0.14	$0.12	$0.27	$0.22

Diluted earnings per share:
As reported	$0.13	$0.12	$0.25	$0.22
Pro forma	$0.13	$0.12	$0.25	$0.22

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for June 30, 2004 and 2003:

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED

	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Dividend yield	5.0%	5.0%	5.0%	5.0%
Expected life (years)	7.75 years	7-8 years	7.75 years	7-8 years
Expected volatility	40%	44%	40%	44%
Risk-free rate	3.4%	3.3%	3.4%	3.3%

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

     PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

June 30, 2004

The estimated fair values of net assets acquired at the acquisition date remain preliminary as of the date of these financial statements and are summarized as follows: (Dollars in 000's)

ASSETS
Cash and due from banks	$11,092
Federal funds sold	6,165
Investment securities	49,755
Loans, net of allowance for loan losses	101,458
Property and equipment	4,105
Other assets	22,888

Total assets acquired	$195,463

LIABILITIES
Deposits	$165,126
Other liabilities	1,526

Total liabilities assumed	166,652
Net assets acquired	28,811

$195,463

Component cost to the Company for the net assets acquired were as follows: (Dollars in 000's)

Fair value of common stock issued to Mid Valley Bank shareholders	$16,805
Cash paid to Mid Valley Bank shareholders	9,813
Direct transaction costs incurred	627
Restructuring charges in the form of severance and other payments	1,566

Net assets acquired	$28,811

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

During the quarter ending June 30, 2004, adjustments to the initial fair market value of assets acquired were made to reflect a $154,000 increase to investment securities and $288,000 increase to property and equipment based on a final fair value assessment. In addition, increases of $197,000 were made to restructuring charges for additional severance and other accruals and $14,000 was accrued for direct transaction costs associated with accounting and legal services relating to the acquisition. Each of the these adjustments resulted in an adjustment to the recorded value of goodwill.

The following reconciles the activity affecting the liability for restructure related charges:

Restructuring charges liability balance as of March 31, 2004	$1,368
Payments made for restructuring charges	(460)
Adjustments made to increase restructuring charge liability	197

Restructuring charges liability balance as of June 30, 2004	$1,105

 PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

June 30, 2004

The following pro forma information represents the Company's consolidated results of operation as if the acquisition of MVB had occurred at the beginning of the earliest period presented. The pro forma information does not purport to be indicative of the actual results of operations that would have occurred had the transaction taken place at the beginning of the periods presented or of future results of operations. Management of the Company anticipates that significant cost savings and operational synergies will be realized when the operations of Mid Valley Bank are fully integrated in 2004.

(Dollars in 000's, except earnings per share)
	Three months ended June 30,		Six months ended June 30,

	2004	2003	2004	2003

Total interest and noninterest income	$12,042	$12,098	$23,743	$24,018
Net income	$2,103	$1,812	$3,756	$3,386

Basic earnings per common share	$0.14	$0.12	$0.26	$0.23
Diluted earnings per common share	$0.13	$0.12	$0.24	$0.23

Basic shares outstanding	14,563,273	14,535,571	14,521,577	14,535,798
Diluted shares outstanding	15,761,146	14,623,886	15,716,284	14,570,987

NOTE 3 - INVESTMENT SECURITIES AVAILABLE-FOR-SALE

Investment securities available-for-sale at June 30, 2004 and December 31, 2003 consisted of the following: (Dollars in 000's)

	2004
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value

U.S. Government and agency securities	$7,671	$-	$(91)	$7,580
Mortgage-backed securities and collateralized
mortgage obligations	518	9	(3)	524
Obligations of states and political subdivisions	12,393	312	(29)	12,676
Corporate bonds	2,001	52	-	2,053
Equity securities	350	-	-	350

Total	$22,933	$373	$(123)	$23,183

	2003
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value

U.S. Government and agency securities	$3,997	$48	$-	$4,045
Mortgage-backed securities and collateralized
mortgage obligations	595	12	(2)	605
Obligations of states and political subdivisions	13,747	554	-	14,301
Corporate bonds	3,957	98	-	4,055
Equity securities	345	-	-	345

Total	$22,641	$712	$(2)	$23,351

At June 30, 2004, $18.7 million in investment securities available-for-sale were pledged to secure public deposits, certain nonpublic deposits, and borrowings.

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

June 30, 2004

NOTE 4 - LOANS, NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

Loans as of June 30, 2004 and December 31, 2003 consisted of the following: (Dollars in 000's)

	2004	2003

Real estate-commercial	$339,413	$284,881
Real estate-construction	112,975	54,900
Real estate-residential	5,467	3,170
Commercial	82,263	60,598
Agricultural	20,909	12,310
Consumer	44,128	34,273
Other	10,134	9,631

	615,289	459,763

Less:
Allowance for loan losses	(8,651)	(5,466)
Deferred loan fees	(1,931)	(1,325)

	(10,582)	(6,791)

Loans, net	$604,707	$452,972

Transactions in the allowance for loan losses for the six months ended June 30, 2004 and June 30, 2003 were as follows: (Dollars in 000's)

	2004	2003

BALANCE - Beginning of the period	$5,466	$4,838
Loans charged-off	(3,632)	(226)
Loan recoveries	232	24
Loan loss provision	500	600
Allowance for loan losses recorded with acquisition of Mid Valley Bank	6,085	-

BALANCE - End of the period	$8,651	$5,236

The following table summarizes non-performing assets as of June 30, 2004 and December 31, 2003: (Dollars in 000's)

	2004	2003

Loans on non-accrual status	$2,394	$385
Loans past due greater than 90 days but
not on non-accrual status	35	15

Total non-performing loans	2,429	400
Other real estate owned	1,545	1,511

Total non-performing assets	$3,974	$1,911

Percentage of non-performing loans to total loans	0.39%	0.09%

Percentage of non-performing assets to total assets	0.51%	0.33%

NOTE 5 - LINE OF CREDIT AND OTHER BORROWINGS

The Company has a secured line of credit available with Federal Home Loan Bank of Seattle (FHLB) under which it may borrow up to 15% of the Bank's total assets. The line of credit is secured by loans and securities, including restricted FHLB stock owned by the Company. As

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

June 30, 2004

of June 30, 2004 the Company had pledged available collateral of approximately $38.6 million. As of June 30, 2004 and December 31, 2003, the Company had borrowed long-term funds from the FHLB against this line of credit, aggregating to $22.7 million and $23.1 million respectively. Interest and principal payments are due monthly on any outstanding borrowings and the Company is presently making monthly principal payments of approximately $53,000 plus interest at rates between 2.77% and 7.63% . As of June 30, 2004, the weighted average interest rate was 3.15% . Required repayments of principal are $20.0 million by July 2006, $2.5 million by August 2008, and the remaining $193,000 is due at various times through February 2014.

Borrowings of $264,000 and $3.4 million at June 30, 2004 and December 31, 2003, relate to repurchase agreements used for customer overnight sweep accounts. The cost of these funds as of June 30, 2004 is at an average annual rate of interest of approximating .37%. Certain investment securities, as required, have been pledged as collateral to fully secure the long-term debt and the repurchase agreements.

Additionally, as of June 30, 2004, the Company has approximately $40 million in available borrowings through lines of credit with certain correspondent banks and through the Federal Reserve Bank's discount window. No balances were outstanding as of June 30, 2004 and December 31, 2003.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve various levels and elements of credit and interest rate risk in excess of the amount recognized in the accompanying consolidated financial statements. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. As of June 30, 2004, the Company has $123.6 million of commitments to extend credit to customers and $8.9 million of standby letters of credit.

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

Three-months ended June 30, 2004 and 2003:
Weighted average number of common shares:	2004	2003
Basic common shares	14,563,273	12,753,224
Diluted common per shares	15,761,146	12,841,539
Six-months ended June 30, 2004 and 2003:
Weighted average number of common shares:	2004	2003
Basic common shares	14,296,335	12,753,451
Diluted common per shares	15,491,042	12,788,640

NOTE 8 - RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This statement establishes standards regarding classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires financial instruments within the scope of this statement to be classified as liabilities (or an asset in some circumstances). Many of these financial instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and was otherwise effective at the beginning of the first interim period beginning after June 15, 2003. For financial instruments created before the issuance date of this statement and still existing at the beginning of the interim period of adoption, transition is achieved by reporting the cumulative effect of a change in an accounting principle by initially measuring the financial instruments at fair value. Application of the provisions of this statement did not have a material impact on PremierWest's consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." This interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. This interpretation explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. In December 2003, FASB made revisions and delayed implementation of certain provisions of FIN 46. As a public entity that is not a "Small Business Issuer," PremierWest was required to apply FIN 46 to all unconsolidated variable interest

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

June 30, 2004

entities no later than March 31, 2004, with the exception of unconsolidated special-purpose entities, which had an implementation deadline of December 31, 2003. Special-purpose entities for this provision are expected to include entities whose activities are primarily related to securitizations or other forms of asset-backed financings or single-lessee leasing arrangements. PremierWest's management does not expect that the application of the provisions of this interpretation will have a material impact on PremierWest's consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

HIGHLIGHTS

For the second quarter ended June 30, 2004, the Company earned $2,103,000, an increase of 38.26% compared to $1,521,000 in net income for the quarter ended June 30, 2003. The significant increase in net income for the second quarter of 2004 compared to the same period a year ago was driven by a combination of internal growth and the acquisition on January 23, 2004 of Mid Valley Bank. The increase in net income for the second quarter of 2004 resulted from a $2.6 million increase in net interest income after the provision for loan losses and a $120,000 increase in non-interest income offset by a $1.9 million increase in non-interest expense and a $267,000 increase in the provision for income taxes. Diluted earnings per share were $0.13 and $0.12 for the quarters ended June 30, 2004 and 2003, respectively. Return on average shareholder's equity was 9.96% and return on average assets was 1.10% for the quarter ended June 30, 2004 as compared to a return on average shareholders' equity of 11.81% and a return on average assets of 1.15% for the quarter ended June 30, 2003.

At June 30, 2004 and December 31, 2003, gross loans, net of deferred loan fees, totaled $613.4 and $458.4 million, respectively, an increase of $155.0 million or 33.81% since year end and an increase of $202.9 million or 49.43% when compared to gross loans of $410.5 million as of June 30, 2003. Of this growth, approximately $108.0 million was attributable to the Mid Valley Bank acquisition. Deposits totaled $660.4 million at June 30, 2004 compared to $475.7 million at December 31, 2003 and $451.4 million at June 30, 2003, representing a 38.83% increase since year end and 46.30% compared to a year ago. A significant potion of this growth came as a result of the acquisition of Mid Valley Bank from which $165.4 million of deposit growth can be attributed.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003

The Company recorded net income of $2.1 million for the three months ended June 30, 2004, which was an increase of $582,000 (or 38.26%) compared to the same period in 2003. The primary contributing factor to the improvement in net income was from increased net interest income that resulted from a combination of a $2.4 million increase in interest income and a $90,000 decrease in interest expense. The following table presents information regarding yields on interest-earning assets, rates paid on interest-bearing liabilities, net interest spreads, net yields on average interest-earning assets, returns on average assets and returns on average equity for the periods indicated.

Analysis for the three-month period ended			Increase
June 30, 2004 and 2003 (Dollars in 000's)	2004	2003	(Decrease)	%Change

Average fed funds sold and investments	$77,140	$76,872	$268	0.35%
Average gross loans	600,664	403,035	197,629	49.04%
Average interest-earning assets	677,804	479,907	197,897	41.24%
Average interest-bearing liabilities	505,340	376,395	128,945	34.26%
Average total assets	761,950	529,702	232,248	43.85%
Average equity	84,424	51,495	32,929	63.95%
Average yield earned (1)	6.16%	6.68%	(0.52)	-7.78%
Average rate paid	0.95%	1.43%	(0.48)	-33.57%

Net interest spread	5.21%	5.25%	(0.04)	-0.76%

Net interest income to average
interest-earning assets (net interest
margin) (1)	5.22%	5.27%	(0.05)	-0.95%
Return on average assets	1.10%	1.15%	(0.05)	-4.35%
Return on average equity	9.96%	11.81%	(1.85)	-15.66%
Efficiency ratio (2)	68.04%	66.85%	1.19	1.78%

Notes:
 (1) Tax equivalent at a 34% rate
(2) Non-interest expense divided by net interest income plus non-interest income

NET INTEREST INCOME - Net interest income before the loan loss provision increased $2.5 million for the three-month period ended June 30, 2004 as compared to the same period in 2003. The increase was primarily due to an increase in interest income of $2.4 million that resulted from higher levels of earning assets in combination with a reduction in interest expense by $90,000. The declining interest rate environment impacted yields for both loans and deposits; however, average earning assets, particularly loans, increased 41.24% while average interest-bearing liabilities increased only 34.26% . Further assisting the decline in interest expense were changes in the Bank's overall deposit mix as interest paid on certificates of deposit declined 91 basis points and non-interest-bearing demand deposits, as a percentage of total deposits, increased to 25.74% as of June 30, 2004 compared to 22.75% as of June 30, 2003. The change in deposit mix is a direct result of management's efforts to reduce the Bank's concentration in higher priced time certificate accounts and build a stable base of lower cost core deposits. Net loans increased approximately $199.5 million (including approximately $108.0 million from the acquisition of

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

June 30, 2004

Mid Valley Bank) from June 30, 2003 to June 30, 2004 leading to an increase in loan interest income of approximately $2.6 million for the three months ended June 30, 2004 compared to the same period of 2003. This was offset by a $151,000 decline in interest income from investments and fed funds sold which, although balances outstanding increased, earned a 79 basis point lower average yield for the period ending June 30, 2004 compared to the same period in 2003. Overall, the Company's average interest-earning assets increased approximately $197.9 million in the second quarter of 2004 over 2003 and average interest-bearing liabilities increased approximately $128.9 million. The Company's net interest rate margin, net interest income divided by average interest-earning assets, decreased 5 basis points for the three months ending June 30, 2004 compared to the same period of 2003.

LOAN LOSS PROVISION - The loan loss provision was $200,000 and $300,000 respectively for the three-month periods ended June 30, 2004 and June 30, 2003. The Company had net charge-offs of $3.3 million during the three-month period ended June 30, 2004 compared to net charge-offs of $134,000 for the corresponding period in 2003. The unusually large level of charge-offs experienced during the quarter ended June 30, 2004 was principally the result of one loan acquired from the Mid Valley Bank portfolio that had been recognized at acquisition and specifically reserved for in the Bank's allowance for loan losses.

NON-INTEREST INCOME - Non-interest income increased 7.61% to $1.7 million for the three months ended June 30, 2004, as compared to $1.6 million for the same period in 2003. The $120,000 increase was a consequence of benefits from the merger and internal growth. Of the overall increase, service charges on deposit accounts contributed $128,000, $44,000 was related to investment services and $151,000 was related to other sources of non-interest income including fees, commissions and increased cash surrender value of life insurance. These increases were partially offset by a $193,000 decrease in mortgage loan fee income that resulted from lower demand for home mortgages and a decline of $10,000 in gains on sales of investment securities. Approximately $226,000 of total non-interest income was contributed from the acquired operations of Mid Valley Bank which more than offset the $193,000 decline in mortgage loan fee income from the PremierWest operations.

NON-INTEREST EXPENSE - Non-interest expense increased approximately $1.9 million for the three months ended June 30, 2004 as compared to the corresponding period in 2003. On a consolidated basis the increase resulted from a $1.0 million increase in salaries and benefits expenses; a $281,000 increase in occupancy and equipment expenses; and a $603,000 increase in other non-interest expenses. Of the total increase, 51.68% or $982,000 was directly attributable to the acquired ongoing operations of Mid Valley Bank and consisted of $602,000 in salaries and benefits expense, $137,000 in occupancy expense and $243,000 in other non-interest expenses. The remaining 48.32% increase for the quarter approximated $918,000 and resulted from the on-going operations of PremierWest. The increases included approximately $398,000 in salaries and benefits expense attributed to annual salary increases, additional staffing associated with two new offices and key administrative positions to support the Bank's expansion; $144,000 in occupancy expense primarily as a result of greater depreciation expense in support of the Company's growth; and approximately $440,000 in other non-interest expense, including $86,000 in one-time merger related expenses associated with the acquisition of Mid Valley Bank.

EFFICIENCY RATIO - The Company's efficiency ratio was 68.04% for the second quarter of 2004 compared to 66.85% for the second quarter of 2003. This deterioration was anticipated and came as a result of increased non-interest expenses associated with merger related activities that occurred in the first two quarters of 2004. However, the efficiency ratio improved slightly compared to the 68.06% ratio for the immediately preceding quarter ended March 31, 2004. Management does not anticipate any further merger related expense beyond the second quarter of 2004 now that system integration has been completed. Going forward, management expects progressive efficiency gains and that the Company's targeted efficiency ratio in the low 60% range will be achieved. The tax equivalent efficiency ratio, adjusted for the effective tax rate on interest earned on municipal bond securities, tax free loan interest income, tax credits earned on equipment leases and income earned from the increase in the cash surrender value of life insurance, which is nontaxable, was 66.76% for the second quarter of 2004 compared to 65.11% for the second quarter of 2003.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

The Company recorded net income of $3.9 million for the six months ended June 30, 2004, which was an increase of $1.2 million (or 42.25%) compared to the same period in 2003. The primary contributing factor to the improved net income came from increased net interest income that resulted from a combination of a $4.1 million increase in interest income and a $283,000 decrease in interest expense. The following table presents information regarding yields on interest-earning assets, rates paid on interest-bearing liabilities, net interest spreads, net yields on average interest-earning assets, returns on average assets and returns on average equity for the periods indicated.

     PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

June 30, 2004

Analysis for the six-month period ended			Increase
June 30, 2004 and 2003 (Dollars in 000's)	2004	2003	(Decrease)	%Change

Average fed funds sold and investments	$84,371	$72,917	$11,454	15.71%
Average gross loans	568,266	399,931	168,335	42.09%
Average interest-earning assets	652,637	472,848	179,789	38.02%
Average interest-bearing liabilities	484,906	375,147	109,759	29.26%
Average total assets	729,475	523,833	205,642	39.26%
Average equity	81,450	50,785	30,665	60.38%
Average yield earned (1)	6.15%	6.75%	(0.60)	-8.89%
Average rate paid	0.99%	1.47%	(0.48)	-32.65%

Net interest spread	5.16%	5.28%	(0.12)	-2.27%

Net interest income to average
interest-earning assets (net interest
margin) (1)	5.19%	5.29%	(0.10)	-1.89%
Return on average assets	1.08%	1.06%	0.02	1.89%
Return on average equity	9.67%	10.90%	(1.23)	-11.28%
Efficiency ratio (2)	68.04%	68.78%	(0.74)	-1.08%

Notes:
 (1) Tax equivalent at a 34% rate
(2) Non-interest expense divided by net interest income plus non-interest income

NET INTEREST INCOME - Net interest income before the loan loss provision increased $4.4 million for the six-month period ended June 30, 2004 as compared to the same period in 2003. The increase was primarily due to an increase in interest income of $4.1 million that resulted from higher levels of earning assets in combination with a reduction in interest expense by $283,000. The declining interest rate environment impacted yields for both loans and deposits; however, average earning assets, particularly loans, increased 38.02% while interest-bearing liabilities increased only 29.26% . Further assisting the decline in interest expense were changes in the Bank's overall deposit mix as interest paid on certificates of deposit declined 89 basis points while non-interest-bearing demand deposits, as a percentage of total deposits, increased to 25.74% as of June 30, 2004 compared to 22.75% as of June 30, 2003. The change in deposit mix is a direct result of management's efforts to reduce the Bank's concentration in higher priced time certificate accounts and build a stable base of lower cost core deposits. Net loans increased approximately $199.5 million (including approximately $108.0 million from the acquisition of Mid Valley Bank) from June 30, 2003 to June 30, 2004 leading to an increase in loan interest income of approximately $4.3 million for the six months ended June 30, 2004 compared to the same period of 2003. This was offset by a $203,000 decline in interest income from investments and fed funds sold, which although balances outstanding increased, earned an 88 basis point lower average yield for the six month period ending June 30, 2004 compared to the same period in 2003. Overall, the Company's average interest-earning assets increased approximately $179.8 million during the first six months of 2004 over 2003 and average interest-bearing liabilities increased approximately $109.8 million. The Company's net interest rate margin, net interest income divided by average interest-earning assets, decreased 10 basis points for the first six months of 2004 compared to 2003.

LOAN LOSS PROVISION - The loan loss provision was $500,000 and $600,000 for the six month periods ended June 30, 2004 and June 30, 2003, respectively. The Company had net charge-offs of $3.4 million during the six-month period ended June 30, 2004 compared to net charge-offs of $202,000 for the corresponding period in 2003. The unusually large level of net charge-offs experienced during the six month period ended June 30, 2004 was principally the result of one loan acquired from the Mid Valley Bank portfolio that had been recognized at acquisition and specifically reserved for in the Bank's allowance for loan losses.

NON-INTEREST INCOME - Non-interest income increased 10.74% to $3.2 million for the six months ended June 30, 2004, as compared to $2.9 million for the same period in 2003. The acquired operations of Mid Valley Bank contributed $428,000 to this improvement. Of the overall increase, service charges on deposit accounts contributed $317,000, while $128,000 was related to investment services and $289,000 was related to other sources of non-interest income including fees, commissions and increased cash surrender value of life insurance. These increases were offset by a $394,000 decrease in mortgage loan fee income resulting from lower demand for home mortgages and a decline of $25,000 in gains on sales of investment securities.

NON-INTEREST EXPENSE - Non-interest expense increased approximately $3.1 million for the six months ended June 30, 2004 as compared to the corresponding period in 2003. On a consolidated basis, the increase resulted from a $1.6 million increase in salaries and benefits expenses; a $452,000 increase in occupancy and equipment expenses; and a $992,000 increase in other non-interest expenses. Of the total increase, 60.19% or $1.9 million was directly attributable to the acquired operations of Mid Valley Bank and consisted of $1.2 million in salaries and benefits expense, $234,000 in occupancy expense and $417,000 in other non-interest expenses. The remaining 39.81% increase for the six month period approximated $1.2 million and resulted from the on-going operations of PremierWest. The increases included approximately $433,000 in salaries and benefits expense attributed to annual salary increases, additional staffing

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

June 30, 2004

associated with two new offices and key administrative positions to support the Bank's expansion; $218,000 in occupancy expense primarily as a result of greater depreciation expense in support of the Company's growth; and approximately $575,000 in other non-interest expense, including approximately $150,000 in one-time merger related expenses associated with the acquisition of Mid Valley Bank.

EFFICIENCY RATIO - The Company's efficiency ratio was 68.04% for the six month period ending June 30, 2004 compared to 68.78% for the same period of 2003. The improvement in this key measure of operating efficiency was the result of combined increases in the Company's net interest income and non-interest income that exceeded the increase that occurred in non-interest expense for the six month period ending June 30, 2004 when compared to the same period of 2003. While the Company experienced improvement in this ratio for the six-month period ending June 30, 2004 as compared to the same period of 2003, the ratio does reflect an unfavorable movement of 272 basis points when compared to the 65.32% efficiency ratio achieved for the fourth quarter ending December 31, 2003. This change was anticipated due to increased non-interest expenses associated with merger and growth related activities that occurred during the first six months of 2004. Management does not anticipate any further merger related expense beyond the second quarter of 2004 now that system integration has been completed. Going forward, management expects efficiency gains such that the Company's targeted efficiency ratio in the low 60% range will be achieved. The tax equivalent efficiency ratio, adjusted for the effective tax rate on interest earned on municipal bond securities, tax free loan interest income, tax credits earned on equipment leases and income earned on the increase in the cash surrender value of life insurance, which is nontaxable, was 66.62% for the six months ended June 30, 2004 compared to 66.99% for the comparable period ended June 30, 2003.

FINANCIAL CONDITION - Total assets of $775.6 million at June 30, 2004 increased 35.75% over total assets of $571.3 million at December 31, 2003. This amount includes $195 million of assets initially recognized upon the acquisition of Mid Valley Bank. As of June 30, 2004, net loans totaled $604.7 million of which the operations of Mid Valley Bank contributed approximately $108.0 million. Federal funds sold increased to $40.7 million at June 30, 2004 from $31.4 million at December 31, 2003 as selected securities acquired with the Mid Valley acquisition were sold in order to position the combined Bank's security portfolio and liquidity needs consistent with management's objectives in the current low interest rate environment. Investment securities available for sale decreased $168,000 as $10.5 million of the securities acquired with the Mid Valley acquisition were offset by $10.2 million in securities that were called or matured during the six months ended June 30, 2004.

Gross loans grew by approximately $154.9 million in the first six months of 2004, including approximately $46.9 million from PremierWest Bank loan growth and $108.0 million in loans from the Mid Valley Bank acquisition. Net loans accounted for 77.97% of total assets at June 30, 2004 compared to 79.29% at December 31, 2003. As of June 30, 2004, the allowance for loan losses increased to $8.6 million from $5.5 million at December 31, 2003. The increase in the allowance for loan losses was significantly impacted by the allowance for loan losses acquired with Mid Valley Bank. The Company's ratio of allowance for loan losses to total loans was 1.41% at June 30, 2004, compared to 1.19% at December 31, 2003. Non-performing assets (defined as loans on non-accrual status, loans 90 days or more past due and other real estate owned) either specifically reserved or adequately collateralized were $4.0 million and $1.9 million at June 30, 2004 and December 31, 2003, respectively. The $2.1 million increase in non-performing assets includes $300,000 from the operations of PremierWest Bank and $1.8 million acquired from the operations of Mid Valley Bank. Non-performing loans acquired with the MVB portfolio accounted for 87.32% of consolidated non-performing loans as of June 30, 2004. Based on its past success in aggressively administering problem loans and improving portfolio risk, management expects to progressively improve credit quality in the acquired portfolio of MVB.

Deposits increased to $660.4 million at June 30, 2004 with $165.4 attributable to the operations acquired from Mid Valley Bank. This increase resulted in a loan-to-deposit ratio of 91.56% compared to 95.21% as of December 31, 2003. The decrease in the loan-to-deposit ratio is attributable to loans and deposits acquired from MVB which separately had a loan to deposit ratio of 61.40% compared to 99.78% for PremierWest Bank. As part of the acquisition, management will continue to concentrate on reducing the number of higher-priced time certificate accounts and replacing them with non-interest-bearing demand accounts. The percentage of non-interest-bearing deposits to total deposits increased to 25.74% at June 30, 2004 compared to 25.53% at December 31, 2003.

The table below sets forth certain summary balance sheet information for June 30, 2004 and December 31, 2003: (Dollars in 000's)

     PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

June 30, 2004

	June 30	December 31	Increase (Decrease)
	2004	2003	6/30/04 - 12/31/03
(Dollars in 000's)
ASSETS
Federal funds sold	40,650	31,400	9,250	29.46%
Securities available for sale	23,183	23,351	(168)	-0.72%
Federal Home Loan Bank
deposits and stock	1,856	1,797	59	3.28%
Loans, net	604,707	452,972	151,735	33.50%
Other assets (1)	105,174	61,801	43,373	70.18%

Total assets	$775,570	$571,321	$204,249	35.75%

LIABILITIES
Noninterest-bearing
deposits	169,986	121,467	48,519	39.94%
Interest-bearing
deposits	490,444	354,279	136,165	38.43%

Total deposits	660,430	475,746	184,684	38.82%
Other liabilities (2)	29,990	30,824	(834)	-2.71%

Total liabilities	690,420	506,570	183,850	36.29%
SHAREHOLDERS’
EQUITY	85,150	64,751	20,399	31.50%

Total liabilities
and share-
holder’s equity	$775,570	$571,321	$204,249	35.75%

(1) Includes cash and due from banks, other equity investments, premises and equipment, goodwill, accrued interest receivable, bank-owned life insurance and other intangible         assets
(2) Includes borrowings, repurchase agreements, accrued interest payable and other liabilities

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY - Liquidity enables the Company to fund loan commitments and meet customer withdrawals of deposits. The Company maintains its liquidity position through maintenance of cash resources and the stability of its core deposit base. Along with the acquisition of Mid Valley Bank, the Company was able to increase its liquidity during the quarter ended June 30, 2004. Excess cash was invested on a short-term basis into federal funds sold and interest-earning deposits with the FHLB. As of June 30, 2004, the Company had $40.6 million in federal funds sold.

A further source of liquidity is the Company's ability to borrow funds by maintaining a secured line-of-credit with the FHLB of up to 15% of the Bank's total assets. As of June 30, 2004, $22.7 million had been advanced in long-term borrowings from the FHLB against the Company's credit line. Other borrowings of approximately $264,000 relate to repurchase agreements for customer overnight sweep accounts. The average cost of these two borrowings was approximately 2.97% for the second quarter of 2004 compared to 2.75% for the same period in 2003. The Company also has established secured credit lines of approximately $40 million through certain correspondent banks and the discount window with the Federal Reserve Bank of San Francisco.

At June 30, 2004, the Company had approximately $123.6 million in outstanding commitments to extend credit for newly approved loans and construction projects. Under the terms of construction project commitments, completion of specified project benchmarks must be certified before funds may be drawn. In addition, it is anticipated that a portion of these commitments will expire or terminate without funding. Management believes that the Company's available resources will be sufficient to fund these commitments in the normal course of business.

CAPITAL RESOURCES - Federal regulators require the measurement of various capital ratios, including risk-based capital measurements. Risk-weighted ratios require an analysis that weights balance sheet and off-balance sheet items for their inherent risk. It requires minimum standards, by capital tier, for risk-based capital. As a minimum requirement, the total risk-based capital ratio should be at least 8.00%, the Tier 1 capital ratio should be at least 4.00%, and the leverage capital ratio should be at least 4.00% . At June 30, 2004, the Company's regulatory capital ratios were as follows: total risk-based capital ratio of 10.26%, Tier 1 capital ratio of 9.01%, and a leverage capital ratio of 8.40% . If the Company achieved only minimum regulatory capital levels, further growth could be restricted to the level attainable through generation and retention of net income or the Company may find it necessary to seek additional capital from outside sources.

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

June 30, 2004

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises principally from interest rate risk in its lending, deposit and borrowing activities. The Company is experiencing a positive response to its interest rate management through a reduction in cost of deposits as non-interest-bearing deposits increase and certificates of deposits with higher interest rates run off. Management actively monitors and manages its interest rate risk exposure. Although the Company manages other risks, such as credit quality and liquidity risk, in the normal course of business, management considers interest rate risk to be a significant market risk, which could have the largest material effect on the Company's financial condition and results of operations. Other types of market risks, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities. The Company did not experience a significant change in market risk at June 30, 2004 as compared to December 31, 2003.

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

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

June 30, 2004

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)     [Not applicable.]

(b)     [Not applicable.]

(c)     [Not applicable.]

(d)     [Not applicable.]

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(a)     [Not applicable.]

(b)     [Not applicable.]

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

(a)     The Company's 2004 Annual Meeting of Stockholders (the "Annual Meeting") was held on May 26, 2004 in Medford, Oregon.

(b)     The following matters were voted upon at the Annual Meeting and received the following vote:

Proposal 1:			Percent
Election of Board of Directors	For	Withheld	Voting For Proposal
John L. Anhorn	11,700,269	76,735	84.37%
Richard Hieb	11,701,287	75,717	84.38%
John A. Duke	11,699,120	77,884	84.37%
Patrick G. Huycke	11,660,906	116,098	84.09%
Thomas Becker	11,660,906	116,098	84.09%
Dennis N. Hoffbuhr	11,701,406	75,598	84.38%
James L. Patterson	11,699,120	77,884	84.37%
Rickar D. Watkins	11,701,406	75,598	84.38%
John Dickerson	11,699,001	78,003	84.36%
Brian Pargeter	11,701,406	75,598	84.38%

Proposal 2:	For	Against	Withheld
Ratification of the issuance of 11,000 shares
of Series A Preferred Stock	6,357,685	620,031	52,784	45.85%
Broker Non-votes			4,746,504

Quorum:
Allowed shares to vote:	13,867,179
Responded:	11,777,004
Percent Responded:	84.93%

ITEM 5. OTHER INFORMATION

[None.]

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

June 30, 2004

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
On July 13, 2004, the Company filed a current report on Form 8-K to provide under Items 7 and 12, a press release reporting the release of earnings for the second quarter of 2004. Such information shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934.

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

June 30, 2004

SIGNATURES: Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: August 2, 2004
PREMIERWEST BANCORP

/s/ John L. Anhorn
John L. Anhorn, President and Chief Executive Officer

/s/ Tom Anderson
Tom Anderson, Senior Vice-President and Chief Financial Officer

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

June 30, 2004

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

Date: August 2, 2004

/s/ John Anhorn
John Anhorn
President and Chief Executive Officer

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

June 30, 2004

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

Date: August 2, 2004

/s/ Tom Anderson
Tom Anderson
Senior Vice President & Chief Financial Officer

     PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

June 30, 2004

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
  18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of PremierWest Bancorp (the "Company") on Form 10-Q for the quarter ended June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John Anhorn, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

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

/s/ John Anhorn
John Anhorn
President and Chief Executive Officer
August 2, 2004

     PREMIERWEST BANCORP AND SUBSIDIARY
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

June 30, 2004

EXHIBIT 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of PremierWest Bancorp (the "Company") on Form 10-Q for the quarter ended June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Tom Anderson, Senior Vice-President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

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
August 2, 2004