Form 10-Q
period 2004-11-05
PREMIERWEST BANCORP
filed 2004-11-05
CIK 1102287

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

OR

/ / Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the transition period from ___________________ to ___________________

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
14,591,782 shares as of November 1, 2004

Disclosure Regarding Forward-Looking Statements

This report includes forward-looking statements within the meaning of the "safe-harbor" provisions of Sections 21D and 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on the beliefs of PremierWest Bancorp's (the Company) management and on assumptions made by management on the basis of information currently available. Other than for statements of historical fact, all statements about our financial position and results of operations, business strategy and management's plans and objectives for future operations are forward-looking statements. When used in this report, the words "anticipate," "believe," "estimate," "expect," and "intend" and words or phrases of similar meaning, as they relate to the Company or management, are intended in part to help identify forward-looking statements. Examples of forward-looking statements include, but are not limited to statements that include projections or management's expectations for revenues, income or expenses, earnings per share, capital expenditures, dividends, capital structure and other financial items; statements of the plans and objectives of the Company, its management or its board of directors, including the introduction of new products or services, plans for expansion, acquisitions or future growth and estimates or predictions of actions by customers, vendors, competitors or regulatory authorities; statements about future economic performance; and statements of assumptions underlying other statements about the Company and its business. Although management believes that the expectations reflected in forward-looking statements are reasonable, we can make no assurance that such expectations will prove correct. Forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements. These risks and uncertainties include our ability to maintain or expand our market share or our net interest margins; and factors that could limit or delay implementation of our marketing and growth strategies. Further, actual results may be affected by our ability to compete on price and other factors with other financial institutions; customer acceptance of new products and services; localized economic conditions and events that disproportionately affect our business; and general trends in the banking industry and regulatory environment. In addition, we face various risks inherent in the banking industry relating to collectibility of loans and changes in interest rates. Other risks include those identified from time to time in our past and future filings with the Securities and Exchange Commission. Note that this list of risks is not exhaustive, and risks identified are applicable as of the date made and cannot be updated.

     Form 10-Q Table of Contents

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PREMIERWEST BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in 000’s)

ASSETS

	(Unaudited)	(Audited)
	September 30,	December 31,
	2004	2003

Cash and cash equivalents:
Cash and due from banks	$28,406	$18,949
Federal funds sold	21,260	31,400

Total cash and cash equivalents	49,666	50,349

Interest-bearing deposits with Federal Home Loan Bank	318	5

Investments:
Investment securities available-for-sale, at fair market value	8,993	23,351
Investment securities held-to-maturity, at amortized cost	12,262	-
Federal Home Loan Bank stock	1,844	1,792
Other equity investments	277	5

Total Investments	23,376	25,148

Loans, net of allowance for loan losses and deferred loan fees	626,543	452,972
Premises and equipment, net of accumulated depreciation
and amortization	26,472	21,784
Goodwill, net of amortization	20,079	6,633
Accrued interest and other assets	22,802	14,430

TOTAL ASSETS	$769,256	$571,321

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits:
Non-interest-bearing demand	$176,754	$121,467
Savings and interest-bearing demand	314,709	227,267
Time	179,446	127,012

Total deposits	670,909	475,746

Federal Home Loan Bank borrowings	2,579	23,058
Securities sold under agreements to repurchase	-	3,401
Accrued interest and other liabilities	7,948	4,365

Total liabilities	681,436	506,570

COMMITMENTS AND CONTINGENCIES (Note 6)

SHAREHOLDERS' EQUITY
Series A Preferred Stock, no par value, 1,000,000 shares
authorized, 11,000 shares issued and outstanding	9,590	9,590
Common stock - no par value; 20,000,000 shares authorized;
14,591,451 and 12,162,026 shares issued and outstanding
in 2004 and 2003, respectively	62,320	38,260
Retained earnings	15,550	16,463
Accumulated other comprehensive income, net of taxes	360	438

Total shareholders' equity	87,820	64,751

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$769,256	$571,321

See accompanying notes.

PREMIERWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in 000’s, Except for Earnings per Share Data)
 (UNAUDITED)

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED

	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003

INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$10,908	$7,750	$29,957	$22,503
Taxable interest on investment securities	68	129	317	578
Nontaxable interest on investment securities	123	145	404	463
Interest on federal funds sol d	112	122	358	323
Dividends on Federal Home Loan Bank stock
and other equity investments	16	23	57	74

Total interest and dividend income	11,227	8,169	31,093	23,941

INTEREST EXPENSE
Deposits:
Interest-bearing demand and savings	577	360	1,512	1,235
Time	935	966	2,787	3,067
Federal funds purchased and securities sold under
agreements to repurchase	-	8	5	53
Federal Home Loan Bank and other borrowings	87	204	448	618

Total interest expense	1,599	1,538	4,752	4,973

NET INTEREST INCOME	9,628	6,631	26,341	18,968

LOAN LOSS PROVISION	150	300	650	900

Net interest income after loan loss provision	9,478	6,331	25,691	18,068

NONINTEREST INCOME
Service charges on deposits accounts	694	565	1,946	1,502
Mortgage loan brokerage and other fees	263	533	843	1,505
Investment brokerage and annuity fees	222	185	722	557
Other commissions and fees	372	191	986	592
Gains on sales of investment securities, net	-	1	1	27
Other noninterest income	136	124	436	347

Total noninterest income	1,687	1,599	4,934	4,530

NONINTEREST EXPENSE
Salaries and employee benefits	4,104	3,156	11,809	9,227
Net occupancy and equipment	1,247	1,001	3,676	3,047
Communications	389	270	1,083	789
Professional fees	331	165	760	455
Advertising	265	186	660	478
Other	1,208	686	3,137	1,970

Total noninterest expense	7,544	5,464	21,125	15,966

INCOME BEFORE PROVISION FOR INCOME TAXES	3,621	2,466	9,500	6,632

PROVISION FOR INCOME TAXES	1,195	824	3,135	2,221

NET INCOME	$2,426	$1,642	$6,365	$4,411

Earnings per common share:
Basic	$0.16	$0.13	$0.43	$0.35

Diluted	$0.15	$0.13	$0.41	$0.34

See accompanying notes.

PREMIERWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in 000’s)
(UNAUDITED)

							Accumulated
						Unearned	Other	Total
	Preferred Stock		Common Stock		Retained	ESOP	Comprehensive	Shareholders'	Comprehensive
	Shares	Amount	Shares	Amount	Earnings	Compensation	Income	Equity	Income
	(in thousands, except share amounts)

BALANCE - JANUARY 1, 2003	-	$-	11,567,559	$33,875	$14,772	$(16)	$541	$49,172
Comprehensive income:
Net income				-	4,411	-	-	4,411	$4,411
Unrealized loss
on investment securities
available-for-sale of $30
(net of taxes of $15)	-	-	-	-	-	-	(30)	(30)	(30)
Reclassification adjustment
for net gains on sales of
investment securities
available-for-sale included in
net income of $18 (net of
taxes of $9)	-	-	-	-	-	-	(18)	(18)	(18)

Comprehensive income									$4,363

Stock dividend paid (5%)	-	-	578,200	4,311	(4,311)	-	-	-
ESOP compensation expense	-	-	-	8	-	16	-	24
Stock options exercised	-	-	15,267	27	-	-	-	27
Income tax benefit of stock options
exercised	-	-	-	34	-	-	-	34

BALANCE - SEPTEMBER 30, 2003	-	$-	12,161,026	$38,255	$14,872	$-	$493	$53,620

BALANCE - JANUARY 1, 2004	11,000	$9,590	12,162,026	$38,260	$16,463	$-	$438	$64,751
Comprehensive income:
Net income	-	-	-	-	6,365	-	-	6,365	$6,365
Unrealized losses
on investment securities
available-for-sale of $78
(net of taxes of $40)	-	-	-	-	-	-	(78)	(78)	(78)

Comprehensive income									$6,287

Common stock issued to
shareholders of
Mid Valley Bank	-	-	1,697,473	16,805	-	-	-	16,805
Preferred stock dividend declared	-	-	-	-	(206)	-	-	(206)
Stock dividend paid (5%)	-	-	692,698	7,072	(7,072)	-	-	-
Stock options exercised	-	-	39,254	145	-	-	-	145
Income tax benefit of stock options
exercised	-	-	-	38	-	-	-	38

BALANCE - SEPTEMBER 30, 2004	11,000	$9,590	14,591,451	$62,320	$15,550	$-	$360	$87,820

See accompanying notes.

     PREMIERWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in 000’s)
(UNAUDITED)

	FOR THE NINE MONTHS ENDED

	September 30,	September 30,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,365	$4,411
Adjustments to reconcile net income to net cash
from operating activities:
Depreciation and amortization	1,793	1,442
Amortization of premiums
on investment securities, net	110	(3)
Dividends on Federal Home Loan Bank stock	(52)	(74)
Gains on sales of investment securities available-for-sale, net	(1)	(27)
Deferred income taxes	(395)	-
Losses (Gains) on sales of premises and equipment	(7)	5
Losses (Gains) on sales of other real estate owned	286	-
Loan loss provision	650	900
Recognition of deferred compensation relating to ESOP	-	24
Decrease in accrued interest and other assets	829	66
Increase in accrued interest and other liabilities	323	1,296

Net cash from operating activities	9,901	8,040

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available-for-sale	-	(5,989)
Proceeds from sales of investment securities available-for-sale	38,566	1,024
Proceeds from calls and maturities of investment
securities available-for-sale	11,876	20,782
Proceeds from redemption of Federal Reserve Bank
and Federal Home Loan Bank stock	340	-
Increase in interest-bearing deposit with
Federal Home Loan Bank	(313)	(105)
Increase (decrease) in other investments	5	(11)
Loan originations, net	(72,763)	(29,532)
Proceeds from sale of premises and equipment	40	55
Proceeds from sale of other real estate owned	675
Purchase of premises and equipment	(2,403)	(1,893)
Cash and cash equivalents received in acquisition of Mid Valley Bank,
net of cash paid of $9,813 and acquisition costs of $627	6,817	-

Net cash from investing activities	(17,160)	(15,669)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	30,311	42,423
Net decrease in Federal Home Loan Bank borrowings	(20,479)	(4,015)
Net decrease in securities sold under agreements to repurchase	(3,401)	-
Proceeds from exercise of stock options	145	27

Net cash from financing activities	6,576	38,435

INCREASE IN CASH AND CASH EQUIVALENTS	(683)	30,806

CASH AND CASH EQUIVALENTS - Beginning of the period	50,349	41,437

CASH AND CASH EQUIVALENTS - End of the period	$49,666	$72,243

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$4,712	$5,056

Cash paid for taxes	$1,908	$1,622

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
Transfer of loans to other real estate owned	$34	$1,138

Preferred stock dividend declared	$206	$-

Transfer securities from Available For Sale to Hold To Maturity classification	$12,262	$-

Income tax benefit of stock options exercised	$38	$-

See accompanying notes.

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2004

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

On January 23, 2004, the Company completed its acquisition of Mid Valley Bank ("MVB"). Mid Valley Bank, with nearly $177 million in assets at acquisition, consisted of 5 branch locations in the northern California communities of Red Bluff, Redding, Corning and Chico. The combined institution benefits the customers of Mid Valley Bank by providing an expanded array of financial products and services that the larger organization can provide, while also solidifying the presence of PremierWest Bank in the northern California market. Internal system integration was completed in mid-May and as of July 1, 2004 all signage at the five Mid Valley Bank branches had been changed to PremierWest Bank. The acquisition was accounted for using the purchase method of accounting. Accordingly, assets and liabilities of MVB have been recorded by the Company at their respective fair values at the time of the completion of the merger and the results of MVB have been included with those of the Company since the date of acquisition. The effects of the business acquisition are further described in Note 2.

The Bank has conducted a general banking business operating primarily in Jackson, Josephine, Douglas, and Klamath counties of southern Oregon, and Siskiyou and Shasta counties of northern California. The acquisition of MVB added locations in Tehama and Butte counties of northern California and during the third quarter of 2004 the Company opened an office in the Yolo County community of Woodland, California. Its activities include the usual lending and deposit functions of a commercial bank - commercial, real estate, installment, and mortgage loans; checking, time deposit, and savings accounts; mortgage loan brokerage services; and automated teller machines (ATMs) and safe deposit facilities.

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

On July 19, 2004 the Company approved an annual cash dividend payment, to be declared quarterly and paid December 15, 2004 to preferred shareholders of record December 1, 2004. The dividend amount declared for the quarter ending September 30, 2004 was $6.25 per share. Preferred stock dividends declared have been included in the calculation of fully diluted earnings per share.

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2004

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

The effect of applying the fair-value based method to stock options granted during the nine months ended September 30, 2004 and 2003 resulted in an estimated weighted-average grant date fair value of $3.29 and $1.97 for the three and nine months ended September 30, 2004 and 2003. Had compensation costs been determined consistent with SFAS 123, the Company's net income and earnings per common share, and diluted earnings per common share for the quarter and nine months ended September 30, 2004 and 2003 would have been as follows: (Dollar in 000s, except per share amounts)

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED

	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003

Net income:
As reported	$2,426	$1,642	$6,365	$4,411
Fair value of stock-based
compensation cost, net of tax	$(24)	$(7)	$(57)	$(63)

Pro forma net income	$2,402	$1,635	$6,308	$4,348

Basic earnings per common share:
As reported	$0.16	$0.13	$0.43	$0.35
Pro forma	$0.16	$0.13	$0.42	$0.34

Diluted earnings per share:
As reported	$0.15	$0.13	$0.41	$0.34
Pro forma	$0.15	$0.13	$0.40	$0.34

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for September 30, 2004 and 2003:

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED

	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003

Dividend yield	5.0%	5.1%	5.0%	5.1%
Expected life (years)	7.75 years	3 years	7.75 years	3 years
Expected volatility	40%	48%	40%	48%
Risk-free rate	3.4%	3.3%	3.4%	3.3%

NOTE 2 - ACQUISITION OF MID VALLEY BANK

On January 23, 2004, the Company completed its acquisition of Mid Valley Bank (MVB). To complete its acquisition, the Company issued 1,697,473 shares of its common stock valued at $16,804,990 and $9,812,956 in cash to shareholders of MVB. The acquisition has been accounted for using the purchase method of accounting. Accordingly, the assets and liabilities of MVB have been recorded by the Company at their respective fair values at the time of the completion of the transaction and the results of MVB have been included with those of the Company since acquisition. The excess of the Company's purchase price of MVB over the estimated net fair value of the assets acquired and the liabilities assumed, including identifiable intangible assets, is reported as goodwill.

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2004

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

During the quarter ending June 30, 2004, $460,000 in payments were made for restructuring charges while adjustments to the initial fair market value of assets acquired were made to reflect a $154,000 increase to investment securities and $288,000 increase to property and equipment based on a final fair value assessment. In addition, increases of $197,000 were made to restructuring charges for additional severance and other accruals and $14,000 was accrued for direct transaction costs associated with accounting and legal services relating to the acquisition. During the quarter ending September 30, 2004, $138,000 in payments were made for restructuring charges and there were no adjustments made to the initial fair market value of assets acquired or restructuring charges. Each of the these adjustments resulted in an adjustment to the recorded value of goodwill.

The following reconciles the activity affecting the liability for restructure related charges:

Restructuring charges liability balance as of March 31, 2004	$1,368
Payments made for restructuring charges	(598)
Adjustments made to increase restructuring charge liability	198

Restructuring charges liability balance as of September 30, 2004	$968

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2004

The following pro forma information represents the Company's consolidated results of operation as if the acquisition of MVB had occurred at the beginning of the earliest period presented. The pro forma information does not purport to be indicative of the actual results of operations that would have occurred had the transaction taken place at the beginning of the periods presented or of future results of operations. Management of the Company anticipates that significant cost savings and operational synergies will be realized as the operations of Mid Valley Bank are fully integrated in 2004.

(Dollars in 000's, except earnings per share)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Total interest and noninterest income	$12,914	$12,478	$36,496	$36,494
Net income	$2,426	$1,956	$6,182	$5,342

Basic earnings per common share	$0.16	$0.13	$0.43	$0.37
Diluted earnings per common share	$0.15	$0.13	$0.39	$0.37

Basic shares outstanding	14,579,630	14,547,493	14,541,069	14,539,948
Diluted shares outstanding	15,787,918	14,689,015	15,731,575	14,601,688

NOTE 3 - INVESTMENT SECURITIES

Investment securities at September 30, 2004 and December 31, 2003 consisted of the following: (Dollars in 000's)

	2004
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value

Available-for-sale
U.S. Government and agency securities	$6,131	$-	$(40)	$6,091
Mortgage-backed securities and collateralized
mortgage obligations	483	9	(2)	490
Obligations of states and political subdivisions	-	-		-
Corporate bonds	2,000	59	-	2,059
Equity securities	353	-	-	353

Total	$8,967	$68	$(42)	$8,993

Held-to-maturit y
Obligations of states and political subdivisions	$12,262	$520	$-	$12,782

During the third quarter 2004, the bank reclassified obligations of states and political subdivision securities from available-for-sale to held-to maturity to more accurately reflect the purpose and intent of the securities portfolio. The unrealized holding gain at the time of transfer was $559,000 and is being amortized as an adjustment to yield from the date of transfer through the maturity date of each security transferred.

	2003
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value

Available-for-sale
U.S. Government and agency securities	$3,997	$48	$-	$4,045
Mortgage-backed securities and collateralized
mortgage obligations	595	12	(2)	605
Obligations of states and political subdivisions	13,747	554	-	14,301
Corporate bonds	3,957	98	-	4,055
Equity securities	345	-	-	345

Total	$22,641	$712	$(2)	$23,351

At September 30, 2004, $16.2 million in investment securities were pledged to secure public deposits, certain nonpublic deposits, and borrowings.

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2004

NOTE 4 - LOANS, NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

Loans as of September 30, 2004 and December 31, 2003 consisted of the following: (Dollars in 000's)

	2004	2003

Real estate-commercial	$339,458	$284,881
Real estate-construction	127,963	54,900
Real estate-residential	8,853	3,170
Commercial	85,782	60,598
Agricultural	21,331	12,310
Consumer	43,744	34,273
Other	10,383	9,631

	637,514	459,763

Less:
Allowance for loan losses	(8,795)	(5,466)
Deferred loan fees	(2,176)	(1,325)

	(10,971)	(6,791)

Loans, net	$626,543	$452,972

Transactions in the allowance for loan losses for the nine months ended September 30, 2004 and September 30, 2003 were as follows: (Dollars in 000's)

	2004	2003

BALANCE - Beginning of the period	$5,466	$4,838
Loans charged-off	(3,700)	(414)
Loan recoveries	294	43
Loan loss provision	650	900
Allowance for loan losses recorded with acquisition of Mid Valley Bank	6,085	-

BALANCE - End of the period	$8,795	$5,367

The following table summarizes non-performing assets as of September 30, 2004 and December 31, 2003: (Dollars in 000's)

	2004	2003

Loans on non-accrual status	$2,455	$385
Loans past due greater than 90 days but
not on non-accrual status	160	15

Total non-performing loans	2,615	400
Other real estate owned	550	1,511

Total non-performing assets	$3,165	$1,911

Percentage of non-performing loans to total loans	0.41%	0.09%

Percentage of non-performing assets to total assets	0.41%	0.33%

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2004

NOTE 5 - LINE OF CREDIT AND OTHER BORROWINGS

The Company has a secured line of credit available with the Federal Home Loan Bank of Seattle (FHLB) under which it may borrow up to 10% of the Bank's total assets. The line of credit is secured by loans and securities, including restricted FHLB stock owned by the Company. As of September 30, 2004, the Company had pledged available collateral of approximately $43.9 million. As of September 30,

2004 and December 31, 2003, the Company had borrowed long-term funds from the FHLB against this line of credit, aggregating to $2.6 million and $23.1 million, respectively. Interest and principal payments are due monthly on any outstanding borrowings and the Company is presently making monthly principal payments of approximately $53,000 plus interest at rates between 5.82% and 7.63% . As of September 30, 2004, the weighted average interest rate was 5.92% . Required repayments of principal are $2.4 million at approximately $50,000 monthly through August 2008 and the remaining $158,000 being amortized at approximately $3,200 monthly with maturity dates ranging between July 2007 and February 2014.

Borrowings of $3.4 million at December 31, 2003, relate to repurchase agreements used for customer overnight sweep accounts. Certain investment securities, as required, have been pledged as collateral to fully secure the long-term debt and the repurchase agreements.

Additionally, as of September 30, 2004, the Company has approximately $40 million in available borrowings through lines of credit with certain correspondent banks and through the Federal Reserve Bank's discount window. No balances were outstanding as of September 30, 2004 and December 31, 2003.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve various levels and elements of credit and interest rate risk in excess of the amount recognized in the accompanying consolidated financial statements. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. As of September 30, 2004, the Company has $162.2 million of commitments to extend credit to customers and $10.9 million of standby letters of credit.

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

Three-months ended September 30, 2004 and 2003:

Weighted average number of common shares:	2004	2003

Basic common shares	14,579,630	12,765,146
Diluted common per shares	15,787,918	12,906,668

Nine-months ended September 30, 2004 and 2003:

Weighted average number of common shares:	2004	2003

Basic common shares	14,391,456	12,757,601
Diluted common per shares	15,581,962	12,819,341

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

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2004

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." This interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. This interpretation explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. In December 2003, FASB made revisions and delayed implementation of certain provisions of FIN 46. As a public entity that is not a "Small Business Issuer," PremierWest was required to apply FIN 46 to all unconsolidated variable interest entities no later than March 31, 2004, with the exception of unconsolidated special-purpose entities, which had an implementation deadline of December 31, 2003. Special-purpose entities for this provision are expected to include entities whose activities are primarily related to securitizations or other forms of asset-backed financings or single-lessee leasing arrangements. PremierWest's management does not expect that the application of the provisions of this interpretation will have a material impact on PremierWest's consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

HIGHLIGHTS

For the third quarter and year-to-date period ended September 30, 2004, the Company earned $2,426,000 and $6,365,000 respectively, an increase of 47.75% and 44.30% when compared to the same periods a year ago. Diluted earnings per share were $0.15 and $0.13 for the quarters ended September 30, 2004 and September 30, 2003. Return on average shareholder's equity was 11.18% and return on average assets was 1.26% for the quarter ended September 30, 2004 as compared to a return on average shareholders' equity of 12.39% and a return on average assets of 1.20% for the quarter ended September 30, 2003.

The significant increase in net income in comparison to a year ago was driven by a combination of internal growth from existing operations and management's successful progression of its I-5 growth strategy for establishing a community banking franchise between Sacramento, California to the south and Eugene, Oregon to the north. Results of management's expansion plans in the current year include the acquisition on January 23, 2004 of Mid Valley Bank, the opening of a full service branch office in Klamath Falls, Oregon and a loan production office in Woodland, California. The Woodland office will include a full service branch facility before year end. In addition, the Company opened two new Premier Finance Company offices in Grants Pass and Roseburg, Oregon and announced its entry into the Bend, Oregon market with a loan production office.

At September 30, 2004 and December 31, 2003, gross loans, net of deferred loan fees, totaled $635.3 and $458.4 million, respectively, an increase of $176.9 million or 38.59% since year end and an increase of $210.0 million or 49.39% when compared to gross loans, net of deferred fees, of $425.2 million as of September 30, 2003. Of this growth, approximately $108.0 million was attributable to the Mid Valley Bank acquisition. Deposits totaled $670.9 million at September 30, 2004 compared to $475.7 million at December 31, 2003 and $470.8 million at September 30, 2003, representing a 41.03% increase since year end and 42.50% compared to a year ago. A significant portion of this growth came as a result of the acquisition of Mid Valley Bank from which $162.6 million of deposit growth can be attributed.

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2004

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

The Company recorded net income of $2.4 million for the three months ended September 30, 2004, which was an increase of $784,000 (or 47.75%) compared to the same period in 2003. The primary contributing factor to the improvement in net income was from increased net interest income that resulted from a combination of a $3.1 million increase in interest income offset by a $61,000 increase in interest expense. The following table presents information regarding yields on interest-earning assets, rates paid on interest-bearing liabilities, net interest spreads, net yields on average interest-earning assets, returns on average assets and returns on average equity for the periods indicated.

Analysis for the three-month period ended			Increase
September 30, 2004 and 2003 (Dollars in 000's)	2004	2003	(Decrease)	% Change

Average federal funds sold and investments	$55,002	$75,254	$ (20,252)	-26.91%
Average gross loans	623,305	418,860	204,445	48.81%
Average interest-earning assets	678,307	494,114	184,193	37.28%
Average interest-bearing liabilities	500,420	383,794	116,626	30.39%
Average total assets	769,100	545,864	223,236	40.90%
Average equity	86,771	52,996	33,775	63.73%
Average yield earned (1)	6.68%	6.69%	(0.01)	-0.15%
Average rate paid	0.95%	1.26%	(0.31)	-24.60%

Net interest spread	5.73%	5.43%	0.30	5.52%

Net interest income to average
interest-earning assets (net interest
margin) (1)	5.73%	5.44%	0.29	5.33%
Return on average assets	1.26%	1.20%	0.06	5.00%
Return on average equity	11.18%	12.39%	(1.21)	-9.77%
Efficiency ratio (2)	66.67%	66.39%	0.28	0.42%

Notes:
 (1) Tax equivalent at a 34% rate
(2) Non-interest expense divided by net interest income plus non-interest income

NET INTEREST INCOME - Net interest income before the loan loss provision increased $3.0 million for the three-month period ended September 30, 2004 as compared to the same period in 2003. The increase was primarily due to an increase in interest income of $3.0 million that resulted from higher levels of earning assets partially offset by a $61,000 increase in interest expense. The overall declining interest rate environment between years impacted yields for both loans and deposits; however, average earning assets, which consists primarily of loans, increased 37.28% while average interest-bearing liabilities increased only 30.39% . Further assisting the decline in interest expense were changes in the Bank's overall deposit mix as interest paid on certificates of deposit declined 72 basis points and non-interest-bearing demand deposits, as a percentage of total deposits, increased to 26.34% as of September 30, 2004 compared to 23.25% as of September 30, 2003. The change in deposit mix is a direct result of management's efforts to reduce the Bank's past dependence on higher priced time certificate accounts and build a stable base of lower cost core deposits. Net loans increased approximately $206.7 million (including approximately $108.0 million from the acquisition of Mid Valley Bank) from September 30, 2003 to September 30, 2004 leading to an increase in loan interest income of approximately $3.2 million for the three months ended September 30, 2004 compared to the same period of 2003. This was offset by a $100,000 decline in interest income from investments and fed funds sold as average balances and yields declined approximately $20.0 million and 58 basis points respectively for the period ending September 30, 2004 as compared to the same period in 2003. Overall, the Company's average interest-earning assets increased approximately $184.2 million in the Third quarter of 2004 over 2003 and average interest-bearing liabilities increased approximately $116.6 million. The Company's net interest margin, net interest income divided by average interest-earning assets, increased 29 basis points for the three months ending September 30, 2004 compared to the same period of 2003.

LOAN LOSS PROVISION - The loan loss provision was $150,000 and $300,000 respectively for the three-month periods ended September 30, 2004 and September 30, 2003. The Company had net charge-offs of $6,000 during the three-month period ended September 30, 2004 compared to net charge-offs of $188,650 for the corresponding period in 2003.

NON-INTEREST INCOME - Non-interest income increased 5.50% to $1.7 million for the three months ended September 30, 2004, as compared to $1.6 million for the same period in 2003. The $88,000 increase was a consequence of benefits from the merger and internal growth. Of the overall increase, service charges on deposit accounts contributed $129,000, $37,000 was related to investment services and $193,000 was related to other sources of non-interest income including fees, commissions and increased cash surrender value of life insurance. These increases were partially offset by a $270,000 decrease in mortgage loan fee income that resulted from lower demand for home mortgages and a decline of $1,000 in gains on sales of investment securities. Approximately $298,000 of total non-interest income arose from the acquired operations of Mid Valley Bank which more than offset the $270,000 decline in mortgage loan fee income from the PremierWest operations.

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2004

NON-INTEREST EXPENSE - Non-interest expense increased approximately $2.1 million for the three months ended September 30, 2004 as compared to the corresponding period in 2003. The increase resulted from a $948,000 increase in salaries and benefit expenses; a $246,000 increase in occupancy and equipment expenses; and a $886,000 increase in other non-interest expenses including a loss on the sale of other real estate of $286,000. Of the total increase, 39.00% or $819,000 was directly attributable to the acquired ongoing operations of Mid Valley Bank and consisted of $572,000 in salaries and benefits expense, $119,000 in occupancy expense and $128,000 in other non-interest expenses. The remaining 61.00% increase for the quarter approximated $1.3 million and resulted from the on-going operations of PremierWest. The increases included approximately $376,000 in salaries and benefits expense attributed to annual salary increases, additional staffing associated with two new offices and key administrative positions to support the Bank's expansion; $127,000 in occupancy expense primarily as a result of greater depreciation expense in support of the Company's growth; and approximately $758,000 in other non-interest expense.

EFFICIENCY RATIO - The Company's efficiency ratio was 66.67% for the Third quarter of 2004 compared to 66.39% for the Third quarter of 2003. This deterioration was anticipated and came as a result of increased non-interest expenses associated with merger related activities that occurred in the first two quarters of 2004. However, the efficiency ratio improved 139 basis points compared to the 68.06% ratio for the immediately preceding quarter ended June 30, 2004. Management does not anticipate any further merger related expenses and expects progressive efficiency gains, with a targeted efficiency ratio in the low 60% range. The tax equivalent efficiency ratio, adjusted for the effective tax rate on interest earned on municipal bond securities, tax free loan interest income, tax credits earned on equipment leases and income earned from the increase in the cash surrender value of life insurance, which is nontaxable, was 65.55% for the third quarter of 2004 compared to 64.88% for the third quarter of 2003.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

The Company recorded net income of $6.4 million for the nine months ended September 30, 2004, which was an increase of $2.0 million (or 44.30%) compared to the same period in 2003. The primary contributing factor to improved net income was increased net interest income from a combination of a $7.2 million increase in interest income and a $221,000 decrease in interest expense. The following table presents information regarding yields on interest-earning assets, rates paid on interest-bearing liabilities, net interest spreads, net yields on average interest-earning assets, returns on average assets and returns on average equity for the periods indicated.

Analysis for the nine-month period ended			Increase
September 30, 2004 and 2003 (Dollars in 000's)	2004	2003	(Decrease)	%Change

Average federal funds sold and investments	$ 73,213	$ 72,436	$ 777	1.07%
Average gross loans	586,746	406,309	180,437	44.41%
Average interest-earning assets	659,959	478,745	181,214	37.85%
Average interest-bearing liabilities	490,116	378,061	112,055	29.64%
Average total assets	742,780	531,258	211,522	39.82%
Average equity	83,236	51,530	31,706	61.53%
Average yield earned (1)	6.34%	6.74%	(0.40)	-5.93%
Average rate paid	0.97%	1.40%	(0.43)	-30.71%

Net interest spread	5.37%	5.34%	0.03	0.56%

Net interest income to average
interest-earning assets (net interest
margin) (1)	5.38%	5.36%	0.02	0.37%
Return on average assets	1.14%	1.11%	0.03	2.70%
Return on average equity	10.20%	11.41%	(1.21)	-10.60%
Efficiency ratio (2)	67.55%	67.95%	(0.40)	-0.59%

Notes:
(1) Tax equivalent at a 34% rate
(2) Non-interest expense divided by net interest income plus non-interest income

NET INTEREST INCOME - Net interest income before the loan loss provision increased $7.4 million for the nine-month period ended September 30, 2004 as compared to the same period in 2003. The increase was primarily due to an increase in interest income of $7.2 million that resulted from higher levels of earning assets in combination with a reduction in interest expense by $221,000. The declining interest rate environment impacted yields for both loans and deposits; however, average earning assets, which consist primarily of loans, increased 37.85% while interest-bearing liabilities increased 29.64% . Further assisting the decline in interest expense were changes in the Bank's overall deposit mix as interest paid on certificates of deposit declined 82 basis points while non-interest-bearing demand deposits, as a percentage of total deposits, increased to 26.34% of September 30, 2004 compared to 23.25% as of September 30, 2003. The change in deposit mix is a direct result of management's efforts to reduce the Bank's past dependence on higher priced time certificate accounts and build a stable base of lower cost core deposits. Net loans increased approximately $206.7 million (including approximately $108.0 million from the acquisition of Mid Valley Bank) from September 30, 2003 to September 30, 2004 leading to an increase in loan interest income of approximately $7.5 million for the nine months ended September 30, 2004 compared to the same period of 2003. This was offset by a

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2004

$302,000 decline in interest income from investments and fed funds sold primarily the result of a 57 basis point lower average yield for the nine month period ending September 30, 2004 compared to the same period in 2003. Overall, the Company's average interest-earning assets increased approximately $181.2 million during the first three quarters of 2004 over 2003 and average interest-bearing liabilities increased approximately $112.1 million. The Company's net interest margin, net interest income divided by average interest-earning assets, increased 2 basis points for the nine months ending September 30, 2004 compared to 2003.

LOAN LOSS PROVISION - The loan loss provision was $650,000 and $900,000 for the nine month periods ended September 30, 2004 and September 30, 2003, respectively. The Company had net charge-offs of $3.4 million during the nine-month period ended September 30, 2004 compared to net charge-offs of $371,000 for the corresponding period in 2003. The unusually large level of net charge-offs experienced during the nine-month period ended September 30, 2004 was principally the result of one loan acquired from the Mid Valley Bank portfolio that had been recognized at acquisition and was specifically reserved for in MVB's allowance for loan losses.

NON-INTEREST INCOME - Non-interest income increased 8.92% to $4.9 million for the nine months ended September 30, 2004, as compared to $4.5 million for the same period in 2003. The acquired operations of Mid Valley Bank contributed $672,000 to this improvement. Of the overall increase, service charges on deposit accounts contributed $444,000, while $165,000 was related to investment services and $483,000 was related to other sources of non-interest income including fees, commissions and increased cash surrender value of life insurance. These increases were offset by a $662,000 decrease in mortgage loan fee income resulting from lower demand for home mortgages and a decline of $26,000 in gains on sales of investment securities.

NON-INTEREST EXPENSE - Non-interest expense increased approximately $5.2 million for the nine months ended September 30, 2004 as compared to the corresponding period in 2003. The increase resulted from a $2.6 million increase in salaries and benefit expenses; a $672,000 increase in occupancy and equipment expenses; and a $1.9 million increase in other non-interest expenses. Of the total increase, 42.31% or approximately $2.2 million was directly attributable to the acquired operations of Mid Valley Bank and consisted of $1.45 million in salaries and benefits expense, $274,000 in occupancy expense and $467,000 in other non-interest expenses. The remaining 57.69% increase for the nine month period approximated $3.0 million and resulted from the on-going operations of PremierWest. The increases included approximately $1.13 million in salaries and benefits expense attributed to annual salary increases, additional staffing associated with two new offices and key administrative positions to support the Bank's expansion; $398,000 in occupancy expense primarily as a result of greater depreciation expense in support of the Company's growth; and approximately $1.4 million in other non-interest expense, including approximately $150,000 in one-time merger related expenses associated with the acquisition of Mid Valley Bank and a loss on the sale of other real estate of $286,000.

EFFICIENCY RATIO - The Company's efficiency ratio was 67.55% for the nine month period ending September 30, 2004 compared to 67.95% for the same period of 2003. The improvement in this key measure of operating efficiency was the result of combined increases in the Company's net interest income and non-interest income that exceeded the increase that occurred in non-interest expense for the nine month period ending September 30, 2004 when compared to the same period of 2003. While the Company experienced improvement in this ratio for the nine-month period ending September 30, 2004 as compared to the same period of 2003, the ratio does reflect an unfavorable movement of 223 basis points when compared to the 65.32% efficiency ratio achieved for the fourth quarter ending December 31, 2003. This change was anticipated due to increased non-interest expenses associated with merger and growth related activities that occurred during the first nine months of 2004. Management does not anticipate any further merger related expenses and expects progressive efficiency gains, with a targeted efficiency ratio in the low 60% range. The tax equivalent efficiency ratio, adjusted for the effective tax rate on interest earned on municipal bond securities, tax free loan interest income, tax credits earned on equipment leases and income earned on the increase in the cash surrender value of life insurance, which is nontaxable, was 66.26% for the nine months ended September 30, 2004 compared to 66.31% for the comparable period ended September 30, 2003.

FINANCIAL CONDITION - Total assets of $769.3 million at September 30, 2004 increased 34.65% over total assets of $571.3 million at December 31, 2003. This amount includes $195 million of assets initially recognized upon the acquisition of Mid Valley Bank. As of September 30, 2004, net loans totaled $626.5 million of which the operations of Mid Valley Bank contributed approximately $108.0 million. Federal funds sold decreased to $21.3 million at September 30, 2004 from $31.4 million at December 31, 2003. Investment securities decreased $1.6 million as $10.5 million of the securities acquired with the Mid Valley acquisition were offset by securities that were called or matured during the nine months ended September 30, 2004.

Gross loans grew by approximately $176.9 million during the nine months ending September 30, 2004, including approximately $68.9 million from PremierWest Bank loan growth and $108.0 million in loans from the Mid Valley Bank acquisition. Net loans accounted for 81.45% of total assets at September 30, 2004 compared to 79.29% at December 31, 2003. As of September 30, 2004, the allowance for loan losses increased to $8.8 million from $5.5 million at December 31, 2003. The increase in the allowance for loan losses was significantly impacted by the allowance for loan losses acquired with Mid Valley Bank. The Company's ratio of allowance for loan losses to total loans was 1.38% at September 30, 2004, compared to 1.19% at December 31, 2003. Non-performing assets (defined as loans on non-accrual status, loans 90 days or more past due and other real estate owned) either specifically reserved or adequately collateralized were $3.2 million and $1.9 million at September 30, 2004 and December 31, 2003, respectively. At September 30, 2004, approximately $1.9 million or 59.4% of total non performing assets were directly attributable to the acquired operations of Mid Valley Bank.

Deposits increased to $670.9 million at September 30, 2004 with $162.6 attributable to the operations acquired from Mid Valley Bank. This increase resulted in a loan-to-deposit ratio of 93.39% compared to 95.21% as of December 31, 2003. The decrease in the loan-to-deposit ratio is attributable to loans and deposits acquired from MVB which separately had a loan to deposit ratio of 61.40% compared to 99.78% for PremierWest Bank. Management has continued to focus on shifting the deposit mix away from higher-priced certificates of deposit and into core deposit products, especially non-interest demand deposits. The percentage of non-interest-bearing deposits to total deposits increased to 26.35% at September 30, 2004 compared to 25.53% at December 31, 2003.

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2004

The table below sets forth certain summary balance sheet information for September 30, 2004 and December 31, 2003: (Dollars in 000's)

	September 30	December 31	Increase (Decrease)
	2004	2003	9/30/04 - 12/31/03
(Dollars in 000's)
ASSETS
Federal funds sol d	21,260	31,400	(10,140)	-32.29%
Securities	21,255	23,351	(2,096)	-8.98%
Federal Home Loan Bank
deposits and stock	2,162	1,797	365	20.31%
Loans, net	626,543	452,972	173,571	38.32%
Other assets (1)	98,036	61,801	36,235	58.63%

Total assets	$ 769,256	$ 571,321	$ 197,935	34.65%

LIABILITIES
Noninterest-bearing
deposits	176,754	121,467	55,287	45.52%
Interest-bearing
deposits	494,155	354,279	139,876	39.48%

Total deposits	670,909	475,746	195,163	41.02%

Other liabilities (2)	10,527	30,824	(20,297)	-65.85%

Total liabilities	681,436	506,570	174,866	34.52%

SHAREHOLDERS’
EQUITY	87,820	64,751	23,069	35.63%

Total liabilities
and share-
holder’s equit y	$ 769,256	$ 571,321	$ 197,935	34.65%

(1)     Includes cash and due from banks, unrealized gains on securities transferred from available-for-sale to held-to-maturity classification, other equity investments, premises and equipment, goodwill, accrued interest receivable, bank-owned life insurance and other intangible assets

(2)    Includes borrowings, repurchase agreements, accrued interest payable and other liabilities

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY - Liquidity enables the Company to fund loan commitments and meet customer withdrawals of deposits. The Company maintains its liquidity position through maintenance of cash resources and the stability of its core deposit base. Including the acquisition of Mid Valley Bank, the Company's liquidity declined during the nine-month period ended September 30, 2004. Excess cash was invested on a short-term basis into federal funds sold and interest-earning deposits with the FHLB. As of September 30, 2004, the Company had $21.3 million in federal funds sold.

A further source of liquidity is the Company's ability to borrow funds by maintaining a secured line-of-credit with the FHLB of up to 10% of the Bank's total assets. As of September 30, 2004, $2.6 million had been advanced in long-term borrowings from the FHLB against the Company's credit line at an average cost of approximately 5.92% for the Third quarter of 2004 compared to 2.78% for the same period in 2003. The Company also has established credit lines of approximately $40 million through certain correspondent banks and the discount window with the Federal Reserve Bank of San Francisco.

At September 30, 2004, the Company had approximately $173.2 million in outstanding commitments to extend credit for newly approved loans and construction projects. Under the terms of construction project commitments, completion of specified project benchmarks must be certified before funds may be drawn. In addition, it is anticipated that a portion of these commitments will expire or terminate without funding. Management believes that the Company's available resources will be sufficient to fund these commitments in the normal course of business.

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2004

CAPITAL RESOURCES - Federal regulators require the measurement of various capital ratios, including risk-based capital measurements. Risk-weighted ratios require an analysis that weights balance sheet and off-balance sheet items for their inherent risk. It requires minimum standards, by capital tier, for risk-based capital. As a minimum requirement, the total risk-based capital ratio should be at least 8.00%, the Tier 1 capital ratio should be at least 4.00%, and the leverage capital ratio should be at least 4.00% . At September 30, 2004, the Company's regulatory capital ratios were as follows: total risk-based capital ratio of 10.19%, Tier 1 capital ratio of 8.96%, and a leverage capital ratio of 8.66% . If the Company achieved only minimum regulatory capital levels, further growth could be restricted to the level attainable through generation and retention of net income or the Company may find it necessary to seek additional capital from outside sources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises principally from interest rate risk in its lending, deposit and borrowing activities. The Company is experiencing a positive response to its interest rate management through a reduction in cost of deposits as non-interest-bearing deposits increase and certificates of deposits with higher interest rates run off. Management actively monitors and manages its interest rate risk exposure. Although the Company manages other risks, such as credit quality and liquidity risk, in the normal course of business, management considers interest rate risk to be a significant market risk, which could have the largest material effect on the Company's financial condition and results of operations. Other types of market risks, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities. The Company did not experience a significant change in market risk at September 30, 2004 as compared to December 31, 2003.

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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Further, management's compliance efforts are on schedule for meeting the documentation and testing requirements of Section 404 of the Sarbanes-Oxley Act by year-end.

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2004

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(a) [Not applicable.]

(b) [Not applicable.]

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of securities holders of PremierWest during the quarter ended September 30, 2004.

ITEM 5. OTHER INFORMATION

[None.]

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2004

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits
The following exhibits are filed herewith, and this list constitutes the exhibit index:

	10.1	Employment Agreement, dated July 29, 2004, between PremierWest Bancorp and John Anhorn 1
	10.2	Amendment, dated July 29, 2004, to Executive Deferred Compensation Agreement, dated August 9, 2002, between
PremierWest Bancorp and John Anhorn 2
	10.3	Supplemental Executive Retirement Plan Agreement, dated July 29, 2004, between PremierWest Bancorp and John
Anhorn 3
	10.4	Amendment, dated July 29, 2004, to Executive Survivor Income Agreement, dated November 12, 2002 between
PremierWest Bancorp and John Anhorn 4
	10.5	Employment Agreement, dated July 29, 2004, between PremierWest Bancorp and Tom Anderson 5
	10.6	Executive Deferred Compensation Agreement, dated July 29, 2004, between PremierWest Bancorp and Tom
Anderson 6
	10.7	Supplemental Executive Retirement Plan Agreement, dated July 29, 2004, between PremierWest Bancorp and Tom
Anderson 7
	10.8	Amendment, dated July 29, 2004, to Executive Survivor Income Agreement, dated November 12, 2002 between
PremierWest Bancorp and Tom Anderson 8
	31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
	31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
	32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the
Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
	32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the
Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

  A substantially identical agreement exists between PremierWest Bancorp and Richard Hieb, except that Mr. Hieb's  agreement provides for a base salary of $150,000.
  A substantially identical agreement exists between PremierWest Bancorp and Richard Hieb.
  A substantially identical agreement exists between PremierWest Bancorp and Richard Hieb, except that Mr. Hieb's  agreement provides for retirement pay of 42% of base salary.
  A substantially identical agreement exists between PremierWest Bancorp and Richard Hieb, except that Mr. Hieb's agreement provides for a pre-retirement death benefit of $150,000.
  A substantially identical agreement exists between PremierWest Bancorp and James Earley, except that Mr. Earley's agreement provides for a base salary of $110,000.
  A substantially identical agreement exists between PremierWest Bancorp and James Earley.
  A substantially identical agreement exists between PremierWest Bancorp and James Earley, except that Mr. Earley's agreement provides for retirement pay of 40% of base salary.
  A substantially identical agreement exists between PremierWest Bancorp and James Earley, except that Mr. Earley's agreement provides for pre- and post-retirement death benefits of $150,000 and $150,000, respectively.

(b)         Reports on Form 8-K

On October 18, 2004, the Company filed a current report on Form 8-K to provide under Items 7 and 12, a press release reporting the release of earnings for the Third quarter of 2004. Such information shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934.

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2004

SIGNATURES: Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: November 5, 2004
PREMIERWEST BANCORP

/s/ John L. Anhorn
John L. Anhorn, President and Chief Executive Officer

/s/ Tom Anderson
Tom Anderson, Senior Vice-President and Chief Financial Officer

Exhibit 10.1

Employment Agreement for John Anhorn

PREMIERWEST BANCORP

EMPLOYMENT AGREEMENT

FOR
JOHN ANHORN

Dated as of July 29, 2004

i

	10.2	Disability Insurance	10
	10.3	Post-Employment Consulting	10
11.	CONSIDERATION FOR NOT COMPETING		11
	11.1	Self-Imposed Limitation	11
	11.2	Amount/Payment of Consideration	11
12.	CHANGE IN CONTROL RETENTION BONUS		11
13.	IRC 280G ADJUSTMENT		11
	13.1	Adjustment of Benefits	11
	13.2	Adjustment for Overpayments and Underpayments	12
14.	POTENTIAL TRANSACTION BONUS		12
15.	CONFIDENTIALITY AND CREATIVE WORK		13
	15.1	Nondisclosure	13
	15.2	Return of Material	13
	15.3	Injunctive Relief	13
	15.4	Creative Work	14
16.	DISPUTE RESOLUTION		14
	16.1	Arbitration	14
	16.2	Expenses/Attorneys' Fees	14
	16.3	Injunctive Relief	14
17.	NOTICES		15
18.	GENERAL PROVISIONS		15
	18.1	Governing Law	15
	18.2	Saving Provision	15
	18.3	Survival Provision	15
	18.4	Captions and Counterparts	15
	18.5	Entire Agreement	15
	18.6	Previous Agreement	16
	18.7	Waiver/Amendment	16
	18.8	Assignment	16
19.	ADVICE OF COUNSEL		17

ii

EMPLOYMENT AGREEMENT

     This Employment Agreement (this "Agreement") by and among PremierWest Bancorp, an Oregon corporation, PremierWest Bank, an Oregon state chartered bank (the "Bank") (collectively "PremierWest") and John Anhorn ("Executive"), is dated July 29, 2004.

RECITALS

     A. Incentive to Continued Service. PremierWest recognizes that Executive possesses unique skills, knowledge, and experience related to PremierWest's business and Executive has made and is expected to continue to make major contributions to the profitability, growth and financial strength of PremierWest and its affiliates. To assure itself of the continuity of management, PremierWest desires to provide incentives for Executive to remain employed until retirement age and following a Change in Control.

     B. Replace Existing Agreement. Executive and PremierWest were parties to an employment agreement dated April 2, 1998 and another employment agreement dated August 9, 2002. The parties intend for this Agreement to supersede and replace the provisions of these previous employment agreement, except as otherwise stated herein.

     C. No Currently Anticipated Change in Control. As of the date of this Agreement none of the conditions or events included in the definition of the term "golden parachute payment" that is set forth in Section 18(k)(4)(A)(ii) of the Federal Deposit Insurance Act [12 U.S.C. 1828(k)(4)(A)(ii)] and in Federal Deposit Insurance Corporation Rule 359.1(f)(l)(ii) [12 CFR 359.1(f)(l)(ii)] exists or, to the best knowledge of PremierWest, is contemplated insofar as PremierWest or any affiliates are concerned.

AGREEMENT

1.  EMPLOYMENT

                1.1 Officer Position. PremierWest Bancorp and the Bank shall continue to employ Executive to serve as President and Chief Executive Officer according to the terms and conditions of this Agreement, for the period stated in Section 2 below.

                1.2 Board Service. Executive is currently serving on the boards of directors of PremierWest Bancorp (the "Board") and the Bank (the "Bank Board"). PremierWest Bancorp shall nominate Executive for election as a director at such times as necessary so that Executive will, if elected by stockholders, remain on the Board throughout the term of this Agreement. PremierWest shall also undertake every lawful effort to ensure that Executive continues throughout the term of his employment on the Bank Board. Executive shall be deemed to have resigned from the Board and the Bank Board effective immediately after termination of Executive's employment, regardless of whether Executive submits a formal, written resignation as director.

2.  TERM OF AGREEMENT.

                2.1 Initial Term/Automatic Renewal. The initial term of this Agreement shall expire on December 31, 2006. On each anniversary of the expiration date, this Agreement shall be extended automatically for one (1) additional year unless the Board determines that the term shall not be extended. If the Board determines not to extend the term, it shall promptly notify Executive in writing and this Agreement will remain in force only until its term expires. The Board's decision not to extend the term of this Agreement shall not by itself give Executive any rights under this Agreement to claim an adverse change in his position, compensation, or circumstances or otherwise to claim entitlement to rights under Sections 10, 11, or 12 below.

                2.2 Perpetual Term After Change in Control. Following a Change in Control, this Agreement will be subject to a perpetual term and will only be terminable with Executive's written consent.

                2.3 Termination Upon Retirement. Unless sooner terminated, Executive's employment shall terminate automatically when he reaches age 65.

        3. NO TERM OF EMPLOYMENT. Notwithstanding the term of this Agreement, PremierWest may terminate Executive's employment at any time for any lawful reason or for no reason at all, subject to the provisions of this Agreement.

        4.  DUTIES.

                4.1 Duties. As President and Chief Executive Officer, Executive shall serve under the direction of the Board and the Bank Board and in accordance with the Articles of Incorporation and Bylaws (as each may be amended or restated from time to time) of PremierWest Bancorp and the Bank, respectively.

                4.2 Obligations.

                        (a) Executive agrees that to the best of Executive's ability and experience, Executive will at all times loyally and conscientiously perform all of the duties and obligations required of Executive pursuant to the express and implicit terms of this Agreement and as directed by the Board or the Supervisor.

                        (b) Executive shall devote Executive's entire working time, attention and efforts to PremierWest's business and affairs, shall faithfully and diligently serve PremierWest's interests and shall not engage in any business or employment activity that is not on PremierWest's behalf (whether or not pursued for gain or profit) except for (a) activities approved in writing in advance by the Board and (b) passive investments that do not involve Executive providing any advice or services to the businesses in which the investments are made.

        5. COMPENSATION. For all services performed under this Agreement, PremierWest agrees to pay the following compensation and benefits:

                5.1 Base Salary. Executive's annual base salary is $210,000 payable in semi-monthly installments (the "Base Salary"). Executive's base salary shall be subject to annual review by the Board's Compensation Committee. Taking into account the committee's recommendation, the Board may increase the Base Salary, but the Base Salary shall not be reduced.

                5.2 Vacation. Executive is entitled to not less than four (4) weeks of paid vacation per year to be used in accordance with the terms and conditions of the Bank's personnel policies. Notwithstanding anything in the Bank's personnel policies to the contrary, up to two weeks of Executive's four weeks of paid vacation may be carried over from one year to the next if unused by the end of the year, but Executive shall not be entitled under any circumstance to payment for unused vacation.

                5.3 Stock Options. Executive is eligible to participate in PremierWest Bancorp's stock option plans and other stock-based compensation, incentive, bonus, or purchase plans currently existing or adopted during the term of this Agreement for the benefit of officers or employees. The Employment Agreement dated April 2, 1998 between Executive and PremierWest continues to govern the terms of the stock options granted under that agreement except that Executive acknowledges that he is prevented from treating the entirety of the stock options granted on April 2, 1998 as incentive stock options. Executive agrees that the portion of the stock option grant exceeding Internal Revenue Service limits for incentive stock options shall be treated as nonqualified stock options under the Internal Revenue Code, even though the original intention when the stock option was granted might have been that the entire stock option grant would be a qualified incentive stock option grant.

                5.4 Long-Term Care Insurance. PremierWest currently pays the premiums on long term care insurance policies for Executive and Executive's spouse. PremierWest may cease to pay such premiums at any time prior to a Change in Control or prior to vesting of such benefits under Section 9 or 10 below, but following a Change in Control or vesting of the benefits under Section 9 or 10 below, PremierWest shall continue to pay all remaining premium payments, if PremierWest has made a premium payment on the policy the preceding 12 months.

                5.5 Disability Policy. PremierWest shall maintain or cause to be maintained the disability policy currently in force for Executive: (policy number OOC7583940, effective October 1,1998, Standard Insurance Company) or a replacement disability policy providing equal or greater disability benefits. Disability benefits will be paid out under the terms of the policy.

                5.6 Automobile. PremierWest has purchased a vehicle for Executive's use during the term of his employment. The vehicle will have a maximum cost determined by the Chairman of the Board or a Vice Chairman of the Board. PremierWest will pay all expenses associated with the maintenance, repair, and operation of the vehicle, including insurance coverage. Executive shall maintain records of his use of the vehicle with sufficient detail to allow PremierWest to determine Executive's personal versus business use of the vehicle. Executive's year end W-2 will include the value of the personal use of the vehicle as required by IRS regulations. Because the value of Executive's personal use of the vehicle will be treated as taxable income to him, PremierWest shall annually make a cash payment to Executive in an amount sufficient to offset fully all taxes payable by Executive that are attributable to his personal use of the vehicle, and the cash payment shall be grossed up to compensate Executive for taxes payable on the cash payment itself. Upon termination of Executive's employment other than Termination For Cause or Resignation (as defined below), PremierWest shall transfer all right, title, and interest in and to the vehicle to Executive.

                5.7 Club Dues. During the term of this Agreement, PremierWest shall pay Executive's monthly golf and social dues at the Rogue Valley Country Club.

                5.8 Other Benefits. Executive is entitled to participate in all officer or employee compensation, bonus, incentive, and benefit plans in effect from time to time throughout the term of this Agreement, including without limitation plans providing pension, medical, dental, disability, and group life benefits, and 401(k) retirement plans, and to receive any and all other fringe benefits provided from time to time, provided that Executive satisfies the eligibility requirements for any such plans or benefits.

                5.9 Reimbursements. Executive shall be entitled to reimbursement for all reasonable business expenses incurred in performing his obligations under this Agreement, including but not limited to all reasonable business travel and entertainment expenses incurred while acting at the request of or in the service of PremierWest, provided such expenses are incurred and accounted for in accordance with the policies and procedures established from time to time by PremierWest.

                5.10 Existing Benefit Agreements. Executive and PremierWest are already parties to the following additional benefit agreements, the benefits under which shall be governed solely by the terms of those agreements:

                (a)      Supplemental Executive Retirement Plan Agreement (SERP) (retirement benefits);

                (b)      Executive Survivor Income Agreement (death benefits); and

                (c)      Deferred Compensation Agreement.

        6. TERMINATION. Executive's employment may be terminated before the expiration of this Agreement as described in this Section, in which event Executive's compensation and benefits shall terminate except as otherwise provided in this Agreement. Any purported termination by PremierWest or by Executive shall be communicated by written notice of termination to the other. The notice must state (i) the specific termination provision of this Agreement relied upon, (ii) the date on which termination shall become effective and (iii) if Termination For Cause or Termination For Good Reason the notice must state in reasonable detail the facts and circumstances forming the basis for termination. Employment shall terminate:

                6.1 For Cause. Upon delivery to Executive of notice of termination of Executive for Cause (as defined in Section 7.1 below), along with a copy of the duly adopted Board or Bank Board resolution finding Cause, as described below ("Termination For Cause").

                        (a) As a prerequisite to Termination For Cause, at a meeting called and held for such purpose the Board or Bank Board must adopt a resolution which (i) contains findings that, in the good faith opinion of the Board or Bank Board, as appropriate, Executive has committed an act constituting Cause, and (ii) specifies the particulars thereof in detail. The resolution must be adopted by the affirmative vote of at least 75% of the directors of the Board or the Bank Board.

                        (b) Notice of that meeting and the proposed Termination For Cause shall be given to Executive a reasonable amount of time before the meeting. Executive and his counsel (if Executive chooses to have counsel present) shall have a reasonable opportunity to be heard at the meeting. Nothing in this Agreement limits Executive's or his beneficiaries' right to contest the validity or propriety of the Board or Bank Board's determination of Cause.

                6.2 Without Cause. Upon PremierWest's termination of Executive without Cause, upon 90 days' written notice, at any time in PremierWest's sole discretion, for any reason other than for Cause or for no reason ("Termination Without Cause"). A Change in Control does not in itself constitute Termination Without Cause.

                6.3 For Good Reason. Upon Executive's termination of the employment for Good Reason (as defined in Section 7.2 below) ("Termination For Good Reason").

                6.4 Resignation. Upon Executive's voluntary resignation without Good Reason ("Resignation"), written notice of which Executive must give to PremierWest at least 90 days in advance of Resignation.

                6.5 Death or Disability. Upon Executive's death or Disability (as defined in Section 7.3 below).

                6.6 Retirement. Upon Executive reaching the retirement age of 65 ("Retirement Age"). The automatic termination upon reaching Retirement Age is referred to as "Retirement."

        7.  DEFINITIONS.

                7.1 Cause. "Cause" for Executive's termination will exist upon the occurrence of one or more of the following events:

                        (a) Fraudulent Conduct. An intentional act of fraud, embezzlement, or theft by Executive in the course of his employment with PremierWest Bancorp or the Bank. No act or failure to act on Executive's part shall be deemed to have been intentional if it was due primarily to an error in judgment or negligence. An act or failure to act on Executive's part shall be considered intentional if it is not in good faith and if it is without a reasonable belief that the action or failure to act is in PremierWest's best interests;

                        (b) Material Breach of Agreement. A material breach by Executive of this Agreement if such breach is not remedied or is not being remedied to the Board or the Bank Board's satisfaction within 30 days after written notice including a detailed description of the breach has been delivered by the respective board to Executive;

                        (c) Gross Negligence/Insubordination. Gross negligence or insubordination by Executive in the performance of his duties as an officer of PremierWest Bancorp or the Bank if such gross negligence or insubordination is not remedied or is not being remedied to the Board or the Bank Board's satisfaction within 30 days after written notice including a detailed description of the gross negligence or insubordination has been delivered by the respective board to Executive;

                        (d) Breach of Fiduciary Duties. A breach by Executive of his fiduciary duties to PremierWest Bancorp and its stockholders or misconduct involving dishonesty, in either case whether in his capacity as an officer or as a director of PremierWest Bancorp or the Bank;

                        (e) Criminal Conviction. Conviction of Executive for a felony or conviction of a misdemeanor involving moral turpitude;

                        (f) Violation of Law. Intentional violation of any law or significant policy of PremierWest Bancorp or the Bank committed in connection with Executive's employment, which has a material adverse effect on PremierWest Bancorp or the Bank; or

                        (g) FDIC Removal Order. Removal of Executive from office or permanent prohibition of Executive from participating in the conduct of PremierWest Bank's affairs by an order issued under section 8(e)(4) or (g)(l) of the Federal Deposit Insurance Act, 12 U.S.C. 1818(e)(4) or (g)(l).

                7.2 Good Reason. "Good Reason" for Executive's resignation of employment will exist upon the occurrence, without Executive's consent, of one or more of the following events, if Executive has informed PremierWest in writing of the circumstances described below in this Section 7.2 that could give rise to Termination For Good Reason and PremierWest has not removed the circumstances within 30 days of the written notice:

                        (a) Reduction in Base Salary. A reduction of Executive's Base Salary;

                        (b) Reduced Participation in Bonus, Incentive, Compensation, and Other Plans. A reduction of Executive's bonus, incentive, and other compensation award opportunities under PremierWest Bancorp's benefit plans and the Bank's benefit plans, unless in the case of either, a company-wide reduction of all officers' award opportunities occurs simultaneously;

                        (c) Participation in Benefit Plans. Discontinuance of Executive's participation in any officer or employee benefit plan maintained by PremierWest Bancorp or by the Bank, unless the plan is discontinued by reason of law or loss of tax deductibility to PremierWest with respect to contributions to the plan, or is discontinued as a matter of PremierWest Bancorp policy or PremierWest Bank policy applied equally to all participants in the plan;

                        (d) A Reduction in Responsibilities or Status based on one of the following:

                                (1) Assignment to Executive of duties or responsibilities that are materially inconsistent with Executive's position as stated in this Agreement or that represent a material reduction of his authority;

                                (2) Any other action by PremierWest that results in a material reduction or material adverse change in Executive's position, authority, duties or responsibilities; or

                                (3) Failure to appoint or reappoint Executive to the position stated in this Agreement;

                                (4) Failure to reelect Executive or cause Executive to be reelected to the Bank Board without Executive's written consent;

                                (5) Failure to nominate Executive as a director of PremierWest Bancorp;

                                (6) Following a Change in Control, failure to retain Executive in an executive officer position with authority, duties or responsibilities consistent with that of an executive officer.

(Subsections (d)(1), (2), (3), (4) and (5) do not apply following a Change in Control);

                        (e) Failure to Obtain Assumption Agreement. The failure of a successor or assign of the Bank to assume and agree to perform this Agreement, if assignment and assumption does not occur automatically under operation of law;

                        (f) Termination without Compliance with this Agreement. Termination by PremierWest of Executive's employment without the notice required under this Agreement;

                        (g) Material Breach. A material breach of this Agreement by PremierWest that is not corrected within a reasonable time; or

                        (h) Relocation of Executive. Requiring Executive to change his principal work location, to any location that is more than 15 miles from the location of PremierWest Bancorp's principal executive offices on the date of this Agreement.

                7.3 Disability. "Disability" shall mean that (i) Executive has been unable to perform Executive's duties under this Agreement as a result of Executive's incapacity due to physical or mental illness for at least 90 consecutive calendar days or 150 calendar days during any consecutive 12 month period and (ii) a physician selected by PremierWest and its insurers and acceptable to Executive or Executive's legal representative (with such Agreement on acceptability of the physician not to be unreasonably withheld), determines the incapacity to be (a) total and permanent and (b) prohibiting of Executive's ability to perform the essential functions of Executive's position with or without reasonable accommodation. Executive shall not be deemed to be disabled, however, if he returns to work on a full-time basis within 30 days after PremierWest gives him notice of termination due to Disability. PremierWest may require Executive to submit to such physical or mental evaluations and tests as the board of directors deems appropriate.

                7.4 Change in Control. For purposes of this Agreement, a "Change in Control" shall be deemed to have occurred when any of the following events take place:

                        (a) Merger. PremierWest Bancorp merges into or consolidates with another corporation, or merges another corporation into PremierWest Bancorp, and as a result, less than 50% of the combined voting power of the resulting corporation immediately after the merger or consolidation is held by persons who were the holders of PremierWest Bancorp's voting securities immediately before the merger or consolidation. The term "person" means an individual, corporation, partnership, trust, association, joint venture, pool, syndicate, sole proprietorship, unincorporated organization or other entity.

                        (b) Acquisition of Significant Share Ownership. (1) A report on Schedule 13D or another form or schedule (other than Schedule 13G) is filed or is required to be filed under sections 13(d) or 14(d) of the Securities Exchange Act of 1934, if the schedule discloses that the filing person or persons acting in concert has or have become the beneficial owner of 25% or more of a class of PremierWest Bancorp's voting securities, or (2) a person or persons acting in concert has or have become the beneficial owner of 10% or more of a class of PremierWest Bancorp's voting securities and the person or the person's or group's nominee becomes the Chairman of the Board of PremierWest Bancorp, but this paragraph (b) shall not apply to beneficial ownership of voting shares of PremierWest Bancorp held in a fiduciary capacity by an entity in which PremierWest Bancorp directly or indirectly beneficially owns 50% or more of the outstanding voting securities;

                        (c) Change in Board Composition. During any period of two (2) consecutive years, individuals who constitute PremierWest Bancorp's board of directors at the beginning of the two-year period cease for any reason to constitute at least a majority thereof; provided, however, that for purposes of this paragraph (c), each director who is first elected by the board (or first nominated by the board for election by stockholders) by a vote of at least two-thirds of the directors who were directors at the beginning of the period shall be deemed to have been a director at the beginning of the two-year period.

                        (d) Sale of Assets. PremierWest Bancorp sells to a third party all or substantially all of PremierWest Bancorp's assets. For this purpose, sale of all or substantially all of PremierWest Bancorp's assets includes sale of PremierWest Bank.

        8. PAYMENT UPON TERMINATION. Upon termination of Executive's employment for any of the reasons set forth in Section 6 above, Executive or Executive's estate, as appropriate, will receive payment for all Base Salary earned through the date of termination and, except in the event of Termination For Cause or Resignation, all unpaid bonus or incentive compensation due to Executive for the previous calendar year ("Earned Compensation"). Earned Compensation shall be paid by the end of the business day following termination or sooner if required by applicable law.

        9. RETIREMENT BENEFITS. Upon Retirement, Executive shall additionally be entitled to the following benefits:

                9.1 Stock Option Vesting. Executive shall also be fully vested in any stock options, restricted stock grants, or other similar equity compensation arrangements regardless of whether the respective plan provides for accelerated vesting.

                9.2 401(k) Contribution. PremierWest shall contribute or cause to be contributed to Executive's 401(k) plan account the matching and profit sharing contributions, if any, that would have been made had Executives employment not terminated before the end of the plan year.

                9.3 Retiree Health Insurance. Executive shall be entitled to retiree health care coverage for himself and his spouse for 15 years after termination of employment as follows: (1) until Executive and his spouse, respectively, reach the eligible age for Medicare, the retiree health care coverage for each shall be substantially similar to coverage maintained for PremierWest employees and (2) after Executive and his spouse, respectively, reach the eligible age for Medicare, PremierWest will provide Medicare Supplemental Insurance comparable to the best of such policies offered by a major insurance carrier in the market area. If Executive dies within 15 years after termination of employment, Executive's spouse shall continue to receive retiree health care coverage on the same terms and conditions that Executive would have; provided, however, such spousal coverage will expire no later than 15 years after termination of Executive's employment.

                9.4 Long-Term Care Insurance. To the extent premiums on Executive and his spouse's long-term care insurance remain to be paid, if PremierWest has made a payment within the previous 12 months, PremierWest shall continue to pay the remaining long-term care insurance premiums for Executive and Executive's spouse until fully paid or until Executive's death. If Executive dies and Executive's spouse is the beneficiary of the death benefit under Executive Survivor Income Agreement, Executive's spouse has the option to request that

PremierWest pay the remaining premiums on her long term care insurance policy and in exchange PremierWest will reduce the amount of the payment to Executive's spouse under Executive Survivor Income Agreement by the amount of such remaining premium payments.

        10. CONSIDERATION FOR RELEASE OF CLAIMS. In the event of (i) Termination Without Cause, (ii) Termination for Good Reason, or (iii) if termination occurs for any reason other than Termination For Cause more than six (6) months after a Change in Control, (each an "Eligible Termination Event") PremierWest will offer and Executive may choose to execute the Separation Agreement, attached hereto as Exhibit A, which provides for the release of claims against PremierWest. Provided Executive executes and does not revoke Section 7(a) of the Separation Agreement, Executive will be entitled to the benefits listed below in this Section 10 in consideration for the release of claims.

                10.1 Normal Retirement Benefits. Executive will be entitled to all of the benefits in Section 9 that Executive would have received had the employment terminated due to Retirement.

                10.2 Disability Insurance. PremierWest will continue to pay premiums on Executive's disability policy until age 65.

                10.3 Post-Employment Consulting. At Executive's election, Executive may enter into a post-employment consulting arrangement with PremierWest for a period of up to 24 months, under the terms of which Executive will continue to receive, for the term of the consulting agreement, the highest Base Salary Executive received while employed by PremierWest; provided however, Executive is available to provide consulting services up to 40 hours per work on an "as needed" basis for PremierWest. PremierWest may terminate the consulting agreement if Executive breaches any of the terms of the Separation Agreement. The consulting agreement shall include a covenant that Executive will provide services exclusively for PremierWest during the consulting period.

        11. CONSIDERATION FOR NOT COMPETING.

                11.1 Self-Imposed Limitation. In the event of an Eligible Termination Event

(as defined in Section 10 above), which occurs after a Change in Control, Executive may choose to indicate in the Separation Agreement that Executive does not intend to engage in certain activities competitive to PremierWest, as identified in Section 2 of the Separation Agreement attached hereto as Exhibit A. For as long as Executive does not engage in such activities, up to a maximum of two years (the "Optional Restriction Period"), PremierWest will pay Executive the consideration set forth in Section 11.2. Unless Executive executes the Separation Agreement (regardless of whether Executive revokes Section 7(a) of the Separation Agreement) and indicates Executive's intention not to engage in the competitive activities, PremierWest will not compensate Executive for refraining from engaging in such activities.

                11.2 Amount/Payment of Consideration. As consideration for each month during the Optional Restriction Period that Executive does not engage in the competitive activities, PremierWest will pay Executive one-twelfth (1/12) of the amount of any bonuses or incentive compensation earned for the calendar year ended immediately before the year in which the Change in Control occurred, or the subsequent year, if ended, whichever is greater (not including the Potential Transaction Bonus in Section 14). Payment of the consideration will be made starting the next regular pay period following Executive's execution of the Separation Agreement.

        12. CHANGE IN CONTROL RETENTION BONUS. If Executive remains employed with PremierWest or its successor for six (6) months following a Change in Control, as additional compensation for assisting PremierWest with the Change in Control transition and as a reward for continued service, upon termination of employment (other than Termination For Cause), PremierWest will pay Executive an amount of cash equal to the amount of interest that would have accrued had PremierWest, upon the six month anniversary of the Change in Control, paid to Executive's Deferral Account under the Deferred Compensation Agreement, an amount equal to two times the sum of (i) Executive's annual Base Salary and (ii) the amount of any bonuses or incentive compensation earned for the calendar year ended immediately before the year in which the Change in Control occurred, or the subsequent year, if ended, whichever is greater (not including the Potential Transaction Bonus in Section 14).

        13. IRC 280G ADJUSTMENT.

                13.1 Adjustment of Benefits. In the event Executive becomes entitled to a payment or benefit pursuant to the terms of this Agreement or of any other plan, arrangement or agreement (collectively, the "Payments") of PremierWest or its successor (collectively, the "Employer"), and the Employer's Auditor determines that the Payments result in "excess parachute payments" under section 280G of the Internal Revenue Code (the "Code"), then Executive shall receive, instead of the Payments, aggregate payments equal to the Reduced Amount (defined below). Executive shall direct in which order the payments are to be reduced, but no change in the timing of any payment shall be made without the consent of the Employer. For purposes of this Section 13, the "Reduced Amount" shall be the amount, expressed as a present value, that maximizes the aggregate present value of the payments without causing any payment to be nondeductible by the Employer under section 280G of the Code. "Employer's Auditor" shall mean the independent auditors retained most recently prior to the transaction implicating section 280G of the Code by the Employer, or, if the Employer is not the surviving entity following the Change in Control, by the Employer's successor (or any affiliate). In computing the maximum amount payable, the Employer's Auditor shall take into account the independent value to the Employer of Executive's restrictive covenants following a Change in Control as set forth in the Separation Agreement, which value should constitute separate consideration outside of sections 280G and 4999 of the Code.

                13.2 Adjustment for Overpayments and Underpayments. As a result of uncertainty in the application of sections 280G and 4999 of the Code at the time of an initial determination by the Employer's Auditor, it is possible that a payment will have been made by the Employer that should not have been made (an "Overpayment") or that an additional payment that will not have been made by the Employer could have been made (an "Underpayment"). In the event that the Employer's Auditor, based upon the assertion of a deficiency by the Internal Revenue Service against the Employer or Executive that the Employer's Auditor believes has a high probability of success, determines that an Overpayment has been made, such Overpayment shall be treated for all purposes as a bilateral error subject to adjustment which Executive shall repay to the Employer, together with interest at the applicable federal rate specified in section 7872(f)(2) of the Code. In the event that the Employer's Auditor determines that an Underpayment has occurred, such Underpayment shall promptly be paid or transferred by the Employer to, or for the benefit of, Executive, together with interest at the applicable federal rate specified in section 7872(f)(2) of the Code.

        14. POTENTIAL TRANSACTION BONUS. If a Change in Control occurs, Executive may be entitled to a Transaction Bonus under this Section. The Transaction Bonus, if any, is separate from and shall not be reduced by any benefit payable to Executive under Sections 10, 11, or 12. The Transaction Bonus is an amount in cash equal to 30% of Executive's Base Salary at the time of the Change in Control and shall be payable to Executive at the time of the Change in Control. The Transaction Bonus shall be payable to Executive if but only if the Change in Control provides that shareholders of PremierWest Bancorp receive as consideration for each share of PremierWest Bancorp common stock:

(a)	cash equal to or greater than 2.5 times the book value per share of PremierWest Bancorp common stock;

(b)	securities whose fair market value at the time of closing of the Change in Control equals or exceeds 2.5 times the book value per share of PremierWest Bancorp common stock; or

(c)	a combination of cash and securities whose value, calculated as provided in paragraphs (a) and (b) immediately above, equals or exceeds 2.5 times the book value per share of PremierWest Bancorp common stock.

        For purposes of this Section, "book value" shall be based on shareholders' equity and shares outstanding reflected in PremierWest Bancorp's consolidated balance sheet as of the end of the quarter preceding the date of announcement of the Change in Control.]

        15.  CONFIDENTIALITY AND CREATIVE WORK.

                15.1 Nondisclosure. Executive covenants and agrees that he will not reveal to any person, firm, or corporation any Confidential Information of any nature concerning PremierWest or its business, or anything connected therewith. "Confidential Information" means all of PremierWest's confidential and proprietary information and trade secrets in existence on the date hereof or existing at any time during the term of this Agreement, including but not limited to:

                (a) the whole or any portion or phase of any business plans, financial information, purchasing data, supplier data, accounting data, or other financial information;

                (b) the whole or any portion or phase of any research and development information, design procedures, algorithms or processes, or other technical information;

                (c) the whole or any portion or phase of any marketing or sales information, sales records, customer lists, prices, sales projections, or other sales information; and

                (d) trade secrets, as defined from time to time by the laws of the State of Oregon.

Notwithstanding the foregoing, Confidential Information excludes information that, as of the date hereof or at any time after the date hereof, is published or disseminated without obligation of confidence or that becomes a part of the public domain (1) by or through action of PremierWest, or (2) by or through action of another person not in violation of non-disclosure covenant with PremierWest. This Section does not prohibit disclosure required by an order of a court having jurisdiction or a subpoena from an appropriate governmental agency or disclosure made by Executive in the ordinary course of business and within the scope of his authority.

                15.2 Return of Material. Executive agrees to deliver or return to PremierWest upon termination of employment, or as soon thereafter as possible, all written information and any other similar items furnished by PremierWest or prepared by Executive in connection with his services hereunder. Executive will retain no copies thereof after termination of Executive's employment.

                15.3 Injunctive Relief. Executive acknowledges that it is impossible to measure in money the damages that will accrue to PremierWest if Executive fails to observe the obligations imposed on him by this Section. Accordingly, if PremierWest institutes an action to enforce the provisions hereof, Executive hereby waives the claim or defense that an adequate remedy at law is available to PremierWest, and Executive agrees not to urge in any such action the claim or defense that an adequate remedy at law exists.

                15.4 Creative Work. Executive agrees that all creative work and work product, including but not limited to all technology, business management tools, processes, software, patents, trademarks, and copyrights developed by Executive during his employment with PremierWest, regardless of when or where such work or work product was produced, constitutes work made for hire, all rights of which are owned by PremierWest. Executive hereby assigns to PremierWest Bancorp and to PremierWest Bank all rights, title, and interest, whether by way of copyrights, trade secret, trademark, patent, or otherwise, in all such work or work product, regardless of whether the same is subject to protection by patent, trademark, or copyright laws.

        16.  DISPUTE RESOLUTION.

                16.1 Arbitration. The parties agree to submit any dispute arising under this Agreement to final, binding, private arbitration in Medford, Oregon. The disputes subject to arbitration include not only disputes involving the meaning or performance of the Agreement, but disputes about its negotiation, drafting, or execution. The dispute will be determined by a single arbitrator and governed by the then-existing rules of arbitration procedure in Jackson County Circuit Court, except as set forth herein. Instead of filing of a civil complaint in Jackson County Circuit Court, a party will commence the arbitration process by noticing the other party. The parties will choose an arbitrator who specializes in employment conflicts from the arbitration list for Jackson County Circuit Court. If the parties are unable to agree on an arbitrator within ten (10) days of receipt of the list of arbitrators, each party will select one attorney from the list, and those two attorneys shall select the arbitrator from the list (with each of the two selecting attorneys then concluding their services and each being compensated by the party selecting each attorney, subject to recovery of such fees under Section 16.2) . The arbitrator may charge his or her standard arbitration fees rather than the fees prescribed in the Jackson County Circuit Court arbitration procedures. The arbitrator will have full authority to determine all issues, including arbitrability, to award any remedy, including permanent injunctive relief, and to determine any request for attorneys' fees, costs and expenses in accordance with Section 16.2. There shall be no right to review of the arbitrator's decision in court. The arbitrator's award may be reduced to final judgment or decree in Jackson County Circuit Court.

                16.2 Expenses/Attorneys' Fees. The prevailing party shall be awarded all costs and expenses of the proceeding, including, but not limited to, attorneys' fees, filing and service fees, witness fees, and arbitrators' fees. If arbitration is commenced, the arbitrator will have full authority and complete discretion to determine the "prevailing party" and the amount of costs and expenses to be awarded.

                16.3 Injunctive Relief. Notwithstanding any other provision of this Agreement, an aggrieved party may seek a temporary restraining order or preliminary injunction in Jackson County Circuit Court to preserve the status quo during the arbitration proceeding, provided however, that the party seeking relief agrees that ultimate resolution of the dispute will still be determined through arbitration and not through court process. The filing of the court action for injunctive relief shall not hinder or delay the arbitration process.

        17. NOTICES. All notices, requests, demands, and other communications provided for by this Agreement will be in writing and shall be deemed sufficient upon receipt, when delivered personally or by a nationally-recognized delivery service (such as Federal Express), or three (3) business days after being deposited in the U.S. mail as certified mail, return receipt requested, with postage prepaid, if such notice is properly addressed. Unless otherwise changed in writing, notice shall be properly addressed to Executive if addressed to the address of Executive on the books and records of PremierWest at the time of mailing of such notice, and properly addressed to PremierWest if addressed to PremierWest Bancorp 503 Airport Road, Medford, OR 97504 Attention: Corporate Secretary.

        18.  GENERAL PROVISIONS.

                18.1 Governing Law. The validity, interpretation, construction and performance of this Agreement shall be governed by the laws of the State of Oregon.

                18.2 Saving Provision. If any part of this Agreement is held to be unenforceable, it shall not affect any other part. If any part of this Agreement is held to be unenforceable as written, it shall be enforced to the maximum extent allowed by applicable law.

                18.3 Survival Provision. If any benefits provided under this Agreement are still owed, or claims pursuant to this Agreement are still pending, at the time of termination of this Agreement, this Agreement shall continue in force, with respect to those obligations or claims, until such benefits are paid in full or claims are resolved in full. The Sections related to Confidential Information and Creative Work shall survive after termination of this Agreement and shall be enforceable regardless of any claim Employee may have against PremierWest.

                18.4 Captions and Counterparts. The captions in this Agreement are solely for convenience. The captions in no way define, limit, or describe the scope or intent of this Agreement. This Agreement may be executed in several counterparts, each of which shall be deemed to be an original but all of which together shall constitute one and the same instrument.

                18.5 Entire Agreement. Except as otherwise stated herein, this Agreement constitutes the sole Agreement of the parties regarding Executive's benefits upon termination of employment and together with PremierWest's employee handbook governs the terms of Executive's employment. Where there is a conflict between the employee handbook and this Agreement, the terms of this Agreement shall govern.

                18.6 Previous Agreement. This Agreement supersedes all prior oral and written agreements between Executive and PremierWest, or any affiliates or representatives of PremierWest regarding the subject matters set forth herein.

                18.7 Waiver/Amendment. This Agreement may not be amended, released, discharged, abandoned, changed, or modified in any manner, except by an instrument in writing signed by each of the parties hereto. The failure of any party hereto to enforce at any time any of the provisions of this Agreement shall in no way be construed to be a waiver of any such provision, nor in any way to affect the validity of this Agreement or any part thereof or the right of any party thereafter to enforce each and every such provision. No waiver or any breach of this Agreement shall be held to be a waiver of any other or subsequent breach.

                18.8 Assignment.

    (a) Executive shall not assign or transfer any of Executive's rights pursuant to this Agreement, wholly or partially, to any other person or to delegate the performance of its duties under the terms of this Agreement. If Executive attempts an assignment or transfer that is contrary to this Section, PremierWest shall have no liability to pay any amount to the assignee or transferee.

                (b) The rights and obligations of PremierWest under this Agreement shall inure to the benefit of and be binding in each and every respect upon the direct and indirect successors and assigns of PremierWest's, regardless of the manner in which the successors or assigns succeed to the interests or assets of PremierWest's. If this Agreement is not otherwise transferred to and assumed by PremierWest's successor or assign by operation of law, PermierWest shall require such successor of substantially all of the business or assets of PremierWest Bancorp to expressly assume and agree to perform PremierWest's obligations hereunder.

                (c) This Agreement shall not be terminated by the voluntary or involuntary dissolution of PremierWest, by any merger, consolidation or acquisition where PremierWest is not the surviving corporation, by any transfer of all or substantially all of PremierWest's assets, or by any other change in PremierWest's structure or the manner in which PremierWest's business or assets are held. Executive's employment shall not be deemed terminated upon the occurrence of one of the foregoing events.

                (d) This Agreement will inure to the benefit of and be enforceable by Executive's personal or legal representatives, executives, administrators, successors, heirs, distributees and legatees.

        19. ADVICE OF COUNSEL. Executive acknowledges that, in executing this Agreement, Executive has had the opportunity to seek the advice of independent legal counsel, and has read and understood all of the terms and provisions of this Agreement. This Agreement shall not be construed against any party by reason of the drafting or preparation hereof.

        IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first written above.

PREMIERWEST BANCORP	EXECUTIVE
By: ______________________________
Its: ______________________________
John Anhorn
PREMIERWEST BANK
By: ______________________________

Its: ______________________________

Exhibit A - Employment Agreement

SEPARATION AGREEMENT

     This SEPARATION AGREEMENT (this "Agreement") is entered into as of this _____ day of _____________, 20__, by and among PremierWest Bancorp, an Oregon corporation, PremierWest Bank, an Oregon-chartered bank and wholly owned subsidiary of PremierWest Bancorp (the "Bank"), and John Anhorn (the "Executive"). (PremierWest Bancorp, the Bank, and their subsidiaries and affiliates, including any entity or organization controlling, controlled by, or under common control with PremierWest Bancorp or the Bank, are hereinafter sometimes referred to collectively or individually as the "Corporation").

     WHEREAS, Executive, PremierWest Bancorp, and the Bank entered into an Employment Agreement dated effective as of July 29, 2004 (as the same may be amended, the "Employment Agreement") which provided that the Corporation would provide certain benefits to Executive after termination of his employment under certain circumstances specified in the Employment Agreement as consideration for Executive's for release of claims against PremierWest and certain other benefits as consideration for Executive's agreement not to engage in certain competitive activities for a specified period of time;

     WHEREAS, Executive's employment will terminate on _____________, 20 ___ (the "Termination Date");

     WHEREAS, Executive has consulted with counsel of Executive's choice concerning this Agreement, or Executive has chosen not to consult with counsel, and Executive, and as applicable Executive's counsel, have had the opportunity to discuss with the Corporation the terms and conditions of this Agreement; and

     NOW THEREFORE, in consideration of these premises and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the Corporation and Executive hereby agree as follows.

     1. Consideration for Release of Claims. Provided Executive does not revoke Section 7(a) and complies with the terms of this Agreement, the Corporation will provide Executive the benefits set forth in Section 10 of the Employment Agreement.

     2. Intent Not to Compete. . [This Section 2 is applicable only if termination of Employment occurs after a Change in Control]

         2.1 Declaration of Intent. Executive hereby indicates that Executive intends / does not intend [indicate by crossing through the inapplicable language] to refrain from engaging in certain activities specified in Section 2.2 ("Competitive Activities") for some period of time following termination of employment. If Executive has indicated an intent not to engage in Competitive Activities, in consideration for each month Executive refrains from engaging in Competitive Activities, the Corporation will pay Executive the monthly payments as described in Section 11 of the Employment Agreement until the earlier of (i) when Executive engages in a

Competitive Activity or (ii) the end of the Optional Restriction Period, which is [one year/two years] after the date on which Executive's termination of employment becomes effective

         2.2 Competitive Activities. Competitive Activities include:

         (a) Becoming associated with any entity, whether as an owner, principal, partner, director, trustee, employee, agent, consultant, or stockholder (except as a holder of 1% or less of the outstanding voting stock of a company) that is engaged or proposes to engage in any business that solicits, deposits or offers loans and is located within a 30 mile radius of any of the Corporation's offices or branches (a "Competitor");

         (b) Encouraging or soliciting or assisting any other person or firm in encouraging or soliciting any person who, during the two-year period preceding Executive's termination of employment, is or was engaged in a business relationship with the Corporation to terminate the person's relationship with the Corporation or to engage in a business relationship with a Competitor; or

         (c) Inducing any employee of the Corporation to terminate employment with the Corporation and, either individually or as owner, principal, partner, director, trustee, agent, employee, consultant or otherwise, employing, offering employment, or causing employment to be offered to any person who is or was employed by the Corporation unless such person shall have ceased to be employed by such entity for a period of at least six months.

         2.3 Notice of Activities. If Executive has indicated above an intent not to engage in Competitive Activities, Executive will notify the Corporation before engaging in any such activities. If Executive fails to give such notice and continues to receive payments under this Section, Executive shall not be entitled to keep any payments received after engaging in a Competitive Activity.

         2.4 Not Enforceable Covenant. This is not a covenant not to compete and the Corporation may not seek injunctive relief to prohibit Executive from engaging in a Competitive Activity. If Executive chooses to engage in a Competitive Activity, the Corporation will cease making monthly payments of the consideration.

     3. Nondisclosure. Executive covenants and agrees that he will not reveal to any person, firm, or corporation any Confidential Information of any nature concerning the Corporation or concerning the business of any of them. As used in this Agreement, the term "Confidential Information" means all of the Corporation's confidential and proprietary information and trade secrets in existence on the date hereof or existing at any time during the term of this Agreement, including but not limited to -

         (a) the whole or any portion or phase of any business plans, financial information, purchasing data, supplier data, accounting data, or other financial information,

         (b) the whole or any portion or phase of any research and development information, design procedures, algorithms or processes, or other technical information,

         (c) the whole or any portion or phase of any marketing or sales information, sales records, customer lists, prices, sales projections, or other sales information, and

         (d) trade secrets, as defined from time to time by the laws of the State of Oregon.

Notwithstanding the foregoing, Confidential Information excludes information that, as of the date hereof or at any time after the date hereof, is published or disseminated without obligation of confidence or that becomes a part of the public domain (1) by or through action of the Corporation, or (2) by or through action of another person not in violation of a nondisclosure covenant with the Corporation. This Section does not prohibit disclosure required by an order of a court having jurisdiction or a subpoena from an appropriate governmental agency or disclosure made by Executive in the ordinary course of business and within the scope of his authority.

     4. Return of Materials. Executive agrees to deliver or return to the Bank upon termination of employment or as soon thereafter as possible all written information and any other similar items furnished by the Corporation or prepared by Executive in connection with his service to the Corporation. Executive will retain no copies thereof after termination of employment.

     5. Creative Work. Executive agrees that all creative work and work product, including but not limited to all technology, business management tools, processes, software, patents, trademarks, and copyrights developed by Executive during the term of his employment with the Corporation, regardless of when or where such work or work product was produced, constitutes work made for hire, all rights of which are owned by the Corporation. Executive hereby assigns to PremierWest Bancorp and to the Bank all rights, title, and interest, whether by way of copyrights, trade secret, trademark, patent, or otherwise, in all such work or work product, regardless of whether the same is subject to protection by patent, trademark, or copyright laws.

     6.  Agreement to Cooperate with the Corporation Through the Date of Termination.  Executive agrees to cooperate as directed by the Corporation with the Corporation and its customers through the Termination Date and throughout the term of any post-employment consulting agreement, if any. If Executive fails to cooperate to the Corporation's satisfaction as reasonably determined by the Corporation, Executive shall be deemed to have resigned for purposes of determining benefits under the Employment Agreement, but the other provisions of this Agreement shall remain in full force and effect.

     7.  Release of Claims .

         (a) Release and Covenant Not to Sue. As consideration for receipt of certain benefits specified in the Employment Agreement, Executive, on his or her own behalf and on behalf of Executive's heirs, executors, successors, and assigns hereby releases the Corporation, its directors, officers, executives, managers, and employees from any and all debts, claims, demands, rights, actions, causes of action, suits, or damages whatsoever and of every kind and nature, whether known or unknown, contingent or otherwise (collectively the "Claims"), against the Corporation and the others released herein, relating to or arising out of Executive's termination, except to the extent such Claims cannot under applicable law be released. Executive also covenants not to sue or file or cause to be filed any complaint with any federal, state, or local agency or in any court against the Corporation or the others released herein regarding any matter related to Executive's termination of employment with the Corporation, including but not limited to any Claims under the Age Discrimination in Employment Act or any similar federal, state or local law, except to the extent such Claims cannot under applicable law be released. The release of liability set forth herein does not extend to rights or claims that may arise from events occurring after execution of this Agreement, including but not limited to claims for the enforcement of this Agreement, or to Executive's exercise of rights under the Consolidated Omnibus Budget Reconciliation Act of 1986 to continued insurance, if applicable.

         (b) Acceptance and Revocation Period. Executive shall have a period of 21 days from the date of delivery of this Agreement to accept Section 7(a) of this Agreement. Executive shall have a period of seven days after his execution of this Agreement during which Executive may revoke his acceptance of Section 7(a) of this Agreement by providing written notice of revocation to PremierWest Bancorp. Any such acceptance or revocation must be addressed to the Chairman, PremierWest Bancorp, 503 Airport Road, Medford, Oregon 97504 or such other address as Executive may be directed in writing by PremierWest Bancorp to provide such acceptance or revocation. To be effective, the acceptance or revocation must be received no later than 5:00 p.m. Pacific Time within the applicable time period. The 21-day acceptance period may be waived by Executive, but the seven-day revocation period may not be waived. If Executive's acceptance of Section 7(a) of this Agreement is not affirmatively revoked in writing by Executive during the seven-day revocation period, it shall be deemed to have been accepted and not revoked. Section 7(a) of this Agreement shall not be effective or enforceable until the seven-day revocation period has expired. If Executive properly executes his right to revoke acceptance of Section 7(a), the remainder of this Agreement shall nevertheless remain in full force and effect.

     8. No Admission of Wrongdoing. Executive acknowledges and agrees that nothing in this Agreement constitutes or shall be construed as an admission of liability or wrongdoing on the part of the Corporation or the others released herein.

     9. Successors. This Agreement shall be binding upon and inure to the benefit of and be enforceable by the Corporation and its successors and assigns.

     10. Severabilitv. The provisions of this Agreement shall be deemed severable. The invalidity or unenforceability of any provision shall not affect the validity or enforceability of the other provisions of this Agreement. Any provision held to be invalid or unenforceable shall be reformed to the extent (and only to the extent) necessary to make it valid and enforceable.

     11. Governing Law. The validity, interpretation, construction and performance of this Agreement shall be governed by and construed in accordance with the substantive laws of the State of Oregon, without giving effect to the principles of conflict of laws of such State.

     12. Arbitration. The parties agree to submit any dispute arising under this Agreement to final, binding, private arbitration in Medford, Oregon. The disputes subject to arbitration include not only disputes involving the meaning or performance of the Agreement, but disputes about its negotiation, drafting, or execution. The dispute will be determined by a single arbitrator and governed by the then-existing rules of arbitration procedure in Jackson County Circuit Court, except as set forth herein. Instead of filing of a civil complaint in Jackson County Circuit Court, a party will commence the arbitration process by noticing the other party. The parties will choose an arbitrator who specializes in employment conflicts from the arbitration list for Jackson County Circuit Court. If the parties are unable to agree on an arbitrator within ten (10) days of receipt of the list of arbitrators, each party will select one attorney from the list, and those two attorneys shall select the arbitrator from the list (with each of the two selecting attorneys then concluding their services and each being compensated by the party selecting each attorney, subject to recovery of such fees under Section 13). The arbitrator may charge his or her standard arbitration fees rather than the fees prescribed in the Jackson County Circuit Court arbitration procedures. The arbitrator will have full authority to determine all issues, including arbitrability, to award any remedy, including permanent injunctive relief, and to determine any request for attorneys' fees, costs and expenses in accordance with Section 13. There shall be no right to review of the arbitrator's decision in court. The arbitrator's award may be reduced to final judgment or decree in Jackson County Circuit Court.

     13. Expense/Attorneys' Fees. The prevailing party shall be awarded all costs and expenses of the proceeding, including, but not limited to, attorneys' fees, filing and service fees, witness fees, and arbitrators' fees. If arbitration is commenced, the arbitrator will have full authority and complete discretion to determine the "prevailing party" and the amount of costs and expenses to be awarded.

     14. Injuctive Relief. Notwithstanding any other provision of this Agreement, an aggrieved party may seek a temporary restraining order or preliminary injunction in Jackson County Circuit Court to preserve the status quo during the arbitration proceeding, provided however, that the party seeking relief agrees that ultimate resolution of the dispute will still be determined through arbitration and not through court process. The filing of the court action for injunctive relief shall not hinder or delay the arbitration process.

     15. This Agreement is Not Exclusive. This Agreement does not supersede any other agreement to which Executive may be party with the Corporation relating to noncompetition, nondisclosure, or the other matters referred to in this Agreement, whether those noncompetition, nondisclosure, or other provisions are contained in an employment agreement, a severance agreement, a salary continuation agreement, or any other agreement. This Agreement is in addition to any such other agreement(s). In case of conflict between this Agreement, on one hand, and any such other agreement(s), on the other, the Corporation shall have sole and exclusive authority to determine whether this Agreement or such other agreement(s) shall govern in the particular case and whether to enforce its rights under this Agreement, under such other agreement(s), or under both.

     16. Defined Terms. Terms used but not defined in this Agreement shall have the meanings given to them in the Employment Agreement.

[Signature Page to Follow]

     IN WITNESS WHEREOF, Executive, PremierWest Bancorp, and the Bank have executed this Separation Agreement effective as of the day and year first set forth above.

PREMIERWEST BANCORP:

By:

Its:

PREMIERWEST BANK

By:

Its:

     By signing below, I hereby agree to and accept all provisions of this Separation Agreement, specifically including but not limited to the release and covenant not to sue that is set forth in Section 7(a) of this Separation Agreement. I understand that I have seven days after the date of my execution of this Separation Agreement to revoke my acceptance of the release and covenant not to sue contained in Section 7(a) of the Separation Agreement, and that if I do not revoke my acceptance by 5:00 p.m. Pacific Time on that date the release and covenant not to sue will become effective. I understand that if I do revoke my acceptance of the release and covenant not to sue, I will forfeit all consideration for the release of claims as set forth in Section 10 of the Employment Agreement.

EXECUTIVE:
By:
John Anhorn

Date signed: ____________, 20________

     Exhibit 10.2 AMENDMENT TO

EXECUTIVE DEFERRED COMPENSATION AGREEMENT

FOR JOHN ANHORN

1

AMENDMENT TO

EXECUTIVE DEFERRED COMPENSATION AGREEMENT

     The Executive Deferred Compensation Agreement among John L. Anhorn, PremierWest Bancorp, and PremierWest Bank dated August 9, 2002 is hereby amended effective July 29, 2004 as stated below.

 1.  Section 1.3 is amended to read:

        1.3 "Compensation" means both salary and bonus compensation that would be paid to the Executive during a Plan Year.

 2.  Section 3.1.2 is amended to read:

                        3.1.2 Interest. At the end of each Plan Year under this Agreement but only until commencement of the benefit payments under this Agreement or until a Change in Control has occurred, interest is to be credited on the account balance at an annual rate equal to the Bank's ROE (return on equity) for that Plan Year, compounded monthly, with a maximum crediting rate of 18% and a minimum credit rate of 7%. In the event the Executive and the Bank do not agree on what the Bank's ROE was for a particular Plan Year, the Executive and the Bank agree that the ROE derived from the quarterly report of condition filed by the Bank with the Federal Deposit Insurance Corporation for the fourth quarter of any year shall be the ROE for purposes of this Agreement's interest rate matching contribution. The quarterly report of condition is the report required to be filed under Section 7(a) of the Federal Deposit Insurance Act. If a Change in Control has occurred or if benefit payments have commenced, the Bank will not continue to credit interest pursuant to the ROE formula but rather will credit interest at an annual rate of interest, compounded monthly, on the remaining account balance during any applicable installment period, equal to the highest "Prime Rate" as published in the Wall Street Journal's "Money Rates" section. The interest credited each Plan Year shall be determined by reference to the "Prime Rate" as of the last business day of the preceding Plan Year.

3.  Section 4.2 is amended to read:

                4.2 Early Retirement Benefit. Upon Termination of Employment prior to the Normal Retirement Age for reasons other than death, or Disability, the Bank shall pay to the Executive the benefit described in this Section 4.2 in lieu of any other benefit under this Agreement.

                        4.2.1 Amount of Benefit. The benefit under this Section 4.2 is the Deferral Account balance at the Executive's Termination of Employment.

                        4.2.2 Payment of Benefit. The Bank shall pay the benefit to the Executive in the form elected by the Executive in the Election Form commencing the month following the last cash payment either pursuant to Section 11 of the Employment Agreement between the Executive, Bancorp and the Bank dated July 29, 2004 (the "Employment Agreement") or pursuant to a post-employment consulting arrangement, or otherwise commencing the month following Executive's Termination of Employment. If the Executive elects payment of the benefit as other than a lump sum, the Bank will not continue to credit interest pursuant to the ROE

1

formula of Section 3.1.2 but rather will credit interest at Prime Rate as defined in Section 3.1.2.

4.  Section 4.4 is deleted in its entirety.

     The Executive Deferred Compensation Agreement shall continue in full force and effect, subject only to the amendments stated herein.

     IN WITNESS WHEREOF, the parties have caused this Amendment to be executed as of the effective date stated above.

Executive:	PremierWest Bancorp

_____________________________	By:_____________________________
John L. Anhorn
Its: _____________________________

PremierWest Bank

By: _____________________________

Its: _____________________________

2

Exhibit 10.3

SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN AGREEMENT

FOR JOHN ANHORN

PremierWest Bank

SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN AGREEMENT
(SERP)

     THIS SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN AGREEMENT (this "Agreement") is effective as of July 29, 2004, by and between PremierWest Bank, an Oregon-chartered, FDIC-insured bank with its main office in Medford, Oregon (the "Bank"), and John Anhorn, (the "Executive").

     WHEREAS, the Executive has contributed substantially to the success of the Bank and its parent corporation, PremierWest Bancorp ("Bancorp"), and the Bank desires that the Executive continue in its employ;

     WHEREAS, to encourage the Executive to remain an employee of the Bank, the Bank is willing to provide supplemental retirement benefits to the Executive, payable out of the Bank's general assets;

     WHEREAS, none of the conditions or events included in the definition of the term "golden parachute payment" contained in section 18(k)(4)(A)(ii) of the Federal Deposit Insurance Act [12 U.S.C. 1828(k)(4)(A)(ii)] and in Federal Deposit Insurance Corporation Rule 359.1(f)(l)(ii) [12 CFR 359.1(f)(l)(ii)] exists or, to the best knowledge of the Bank, is contemplated insofar as the Bank is concerned;

     WHEREAS, the Executive and the Bank desire to replace the Salary Continuation Agreement between the Bank and the Executive dated November 12, 2002 (the "Old Agreement") and terminate the Addendum A to the Old Agreement, also dated November 12, 2002;

     Now THEREFORE, in consideration of the foregoing premises and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

ARTICLE 1
Definitions

Whenever used in this Agreement, the following terms shall have the meanings specified:

   1.1 "Adjusted Base Salary" means the highest amount of Base Salary paid to the Executive during employment with the Bank adjusted by a 4% per year compounded increase for each full year between the date of Termination of Employment and the Normal Retirement Date.

   1.2 "Base Salary" means the annual base compensation, not including any bonuses or benefits, paid to the Executive.

   1.3 "Cause" shall have the definition given in any employment or severance agreement with the Bank to which the Executive is or hereafter may be a party. If the term "Cause" is not so defined, whether the Executive is terminated for Cause shall be determined by the Board of Directors in its sole discretion.

    1.4 "Change in Control" means if any one of the following events occurs:

    (a) Merger. Bancorp merges into or consolidates with another corporation, or merges another corporation into Bancorp, and as a result less than 50% of the combined voting power of the resulting corporation immediately after the merger or consolidation is held by persons who were the holders of Bancorp's voting securities immediately before the merger or consolidation;

    (b) Acquisition of Significant Share Ownership. (1) A report on Schedule 13D or another form or schedule (other than Schedule 13G) is filed or is required to be filed under sections 13(d) or 14(d) of the Securities Exchange Act of 1934, if the schedule discloses that the filing person or persons acting in concert has or have become the beneficial owner of 25% or more of a class of Bancorp's voting securities, but this paragraph or (2) a person or persons acting in concert has or have become the beneficial owner of 10% or more of a class of Bancorp's voting securities and the person or the person's or group's nominee becomes the Chairman of the Board of Bancorp,] but this paragraph (b) shall not apply to beneficial ownership of voting shares of Bancorp held in a fiduciary capacity by an entity in which Bancorp directly or indirectly beneficially owns 50% or more of the outstanding voting securities;

    (c) Change in Board Composition. During any period of two consecutive years, individuals who constitute Bancorp's board of directors at the beginning of the two-year period cease for any reason to constitute at least a majority thereof; provided, however, that for purposes of this paragraph (c) each director who is first elected by the board (or first nominated by the board for election by stockholders) by a vote of at least two-thirds (2/3) of the directors who were directors at the beginning of the period shall be deemed to have been a director at the beginning of the two-year period; or

    (d) Sale of Assets. Bancorp sells to a third party all or substantially all of Bancorp's assets. For this purpose, sale of all or substantially all of Bancorp's assets includes sale of the shares or assets of the Bank.

   1.5 "Disability" means the Executive suffers a sickness, accident or injury which has been determined by the carrier of any individual or group disability insurance policy covering the Executive, or by the Social Security Administration, to be a disability rendering the Executive totally and permanently disabled. The Executive must submit proof to the Bank of the carrier's or Social Security Administration's determination upon the request of the Bank.

   1.6 "Disability Retirement" means termination of the Executive's employment due to Disability.

   1.7 "Early Retirement" means the Executive's Termination of Employment with the Bank before Normal Retirement Age for reasons other than death, Disability, Termination under Article 5 of this Agreement, termination without Cause or termination with Good Reason, and any termination other than termination for Cause more than six (6) months after a Change in Control.

   1.8  "Early Retirement Date" means the month, day and year in which Early Retirement occurs.

   1.9  "Effective Date" means July 29, 2004.

    1.10 "Good Reason" shall have the definition given in any employment or severance agreement with the Bank as that term is defined in any employment or severance agreement to which the Executive is or may hereafter be a party. If the term "Good Reason" is not so defined, it means:

(a) a material reduction in Executive's title or responsibilities;

    (b)  a reduction in Base Salary as in effect on the date of a Change in Control;

    (c)  requiring the Executive to change his or her principal work location, to any location that is more than 15 miles from the location of the Bank's principal executive offices on the date of this Agreement;

    (d) the adverse and substantial alteration in the nature and quality of the office space within which the Executive performs his or her duties, including the size and location thereof, as well as the secretarial and administrative support provided to the Executive;

    (e) the failure by the Bank to continue to provide the Executive with compensation and benefits substantially similar to those provided to the Executive under any of the employee benefit plans in which the Executive becomes a participant, or the taking of any action by the Bank which would directly or indirectly materially reduce any of such benefits or deprive the Executive of any material fringe benefit to which the Executive was entitled at the time of the Change in Control; or

    (f) the failure of a successor or assign of the Bank to assume and agree to perform this Agreement, if assignment and assumption does not occur under operation of law.

    1.11  "Normal Retirement Date" means the Executive's 65th birthday.

    1.12  "Person" means an individual, corporation, partnership, trust, association, joint venture, pool, syndicate, sole proprietorship, unincorporated organization or other entity.

    1.13 "Plan Year" means a twelve-month period commencing on January 1, and ending on the last day of December of each year. The initial Plan Year shall commence on the Effective Date of this Agreement.

    1.14 "Termination of Employment" with the Bank means that the Executive shall have ceased to be employed by the Bank for any reason whatsoever, excepting a leave of absence approved by the Bank. For purposes of this Agreement, if there is a dispute over the employment status of the Executive or the date of termination of the Executive's employment, the Bank shall have the sole and absolute right to decide the dispute, unless a Change in Control shall have occurred.

ARTICLE 2
Lifetime Benefits

     2.1 Normal Retirement Benefit. Upon the Executive's Termination of Employment on or after the Normal Retirement Date for reasons other than death, the Bank shall pay to the Executive the benefit described in this Section 2.1 instead of any other benefit under this Agreement.

             2.1.1 Amount of Benefit. The annual benefit under this Section 2.1 shall be calculated as a percentage of Base Salary. The applicable percentage is the percentage corresponding to the Plan Year in which the Normal Retirement Date occurs as shown on Schedule A. In its sole discretion, the Bank's board of directors may increase the applicable percentage and such increase shall be reflected on a revised Schedule A.

           2.1.2 Payment of Benefit. Beginning the month after termination of employment following the Executive's Normal Retirement Date, the Bank shall pay the annual benefit to the Executive in 12 equal monthly installments on the first day of each month. The annual benefit shall be paid to the Executive for 15 years.

    2.2 Early Retirement/ Disability Retirement Benefit. Upon Early Retirement or Disability Retirement, the Bank shall pay to the Executive the benefit described in this Section 2.2 instead of any other benefit under this Agreement.

           2.2.1 Amount of Benefit. The annual benefit under this Section 2.2 is calculated as a percentage of Base Salary. The applicable percentage is the percentage corresponding to the Plan Year in which Early Retirement or Disability Retirement, as appropriate, occurs as shown on Schedule A. In its sole discretion, the Bank's board of directors may increase the applicable percentage and such increase shall be reflected on a revised Schedule A.

           2.2.2 Payment of Benefit. Beginning the month after the Normal Retirement Date, the Bank shall pay the annual benefit to the Executive in 12 equal monthly installments on the first day of each month. The annual benefit shall be paid to the Executive for 15 years.

     2.3 Premature Termination Benefit. If the Executive's employment with the Bank is terminated by the Bank without Cause or by the Executive for Good Reason, the Bank shall pay to the Executive the benefit described in this Section 2.3 instead of any other benefit under this Agreement.

           2.3.1 Amount of Benefit. The annual benefit under this Section 2.3 is calculated as a percentage of the Adjusted Base Salary. The applicable percentage is the percentage corresponding to the Plan Year in which the Normal Retirement Date would occur, as shown on Schedule A.

           2.3.2 Beginning the month after termination, the Bank shall pay the annual benefit to the Executive in 12 monthly installments on the first day of each month. The annual benefit shall be paid to the Executive for 15 years.

     2.4 Change-in-Control Retention Benefit. If more than six (6) months after a Change in Control the Executive's employment is terminated for any reason other than for Cause, the Bank shall pay to the Executive the benefit described in this Section 2.4 instead of any other benefit under this Agreement.

           2.4.1 Amount of Benefit. The annual benefit under this Section 2.4 is calculated as a percentage of the Adjusted Base Salary. The applicable percentage is the percentage corresponding to the year in which the Normal Retirement Date would occur, as shown on Schedule A.

             2.4.2 Payment of Benefit. Beginning the month after termination, the Bank shall pay the annual benefit to the Executive in 12 monthly installments on the first day of each month. The annual benefit shall be paid to Executive for 15 years.

     2.5 Petition for Payment in Lump Sum. The Executive or the Executive's designated beneficiary or estate, as appropriate, may petition the board of directors to have the benefit under this Article 2 paid to the Executive in a single lump sum. The board of directors shall have sole and absolute discretion about whether to pay the remaining benefit in a single lump sum. The amount of the lump sum payment shall equal the present value of the stream of payments to which the Executive is entitled using a discount rate equal to the Prime Rate published in the Wall Street Journal's "Money Rates" section on the date the board of directors approves the lump sum payment and the lump sum payment shall be made within 30 days of the board's approval. If payment of the remaining benefit is paid in a single lump sum, the Bank shall have no further obligations under this Agreement.

ARTICLE 3
Death Benefits

     3.1 Death During Active Service. Except as provided in Section 5.1, if the Executive dies in active service to the Bank before the Normal Retirement Date, Executive's designated beneficiary is entitled to receive the benefit in this Section 3.1 instead of any other benefit under this Agreement.

             3.1.1 Amount of Benefit. The annual benefit under this Section 3.1 is calculated as a percentage of the Adjusted Base Salary. The applicable percentage is the percentage corresponding to year in which the Normal Retirement Date would have occurred. In its sole discretion, the Bank's board of directors may increase the applicable percentage and such increase shall be reflected in a revised Schedule A.

             3.1.2 Payment of Benefit. Beginning with the month after the Executive's death, the Bank shall pay the annual benefit to the Executive's designated beneficiary in 12 monthly installments on the first day of each month. The annual benefit shall be paid to the Executive's designated beneficiary for 15 years.

     3.2 Death During Benefit Period. If the Executive dies after benefit payments under Article 2 of this Agreement have commenced but before receiving all such payments, the Bank shall pay the remaining benefits to the Executive's beneficiary(ies) at the same time and in the same amounts they would have been paid to the Executive had the Executive survived.

     3.3 Death After Termination of Employment But Before Benefit Payments Commence. If the Executive is entitled to benefit payments under Article 2 but dies before payments commence, the benefits shall be payable to the Executive's beneficiary(ies), but payments shall commence on the first day of the month after the date of the Executive's death. Payments shall be made in the same amounts they would have been paid to the Executive had the Executive survived.

     3.4 Petition for Benefit Payments. If the Executive's designated is entitled to receive benefit payments under Section 3.1, 3.2 or 3.3, the Executive's beneficiary(ies) or estate may petition the Board of Directors to have the benefit under this Article 3 paid to the to the Executive's beneficiary(ies) or estate in a single lump sum. The board of directors shall have sole and absolute discretion about whether to pay the remaining benefit in a single lump sum. The amount of the lump sum payment shall equal the present value of the stream of payments to which the Executive's beneficiary(ies) is entitled using a discount rate equal to the Prime Rate published in the Wall Street Journal's "Money Rates" section on the date the board of directors approves the lump sum payment and the lump sum payment shall be made within 30 days of the board's approval. If payment of the remaining benefit is paid in a single lump sum, the Bank shall have no further obligations under this Agreement.

ARTICLE 4
Beneficiaries

     4.1 Beneficiary Designations. The Executive shall designate a beneficiary or beneficiaries by filing a written designation with the Bank. The Executive may revoke or modify the designation at any time by filing a new designation. However, designations will be effective only if signed by the Executive and accepted by the Bank during the Executive's lifetime. The Executive's beneficiary designation shall be deemed automatically revoked if the beneficiary predeceases the Executive, or if the Executive names a spouse as beneficiary and the marriage is subsequently dissolved. If the Executive dies without a valid beneficiary designation, all payments shall be made to the Executive's estate.

     4.2 Facility of Payment. If a benefit is payable to a minor, to a person declared incapacitated, or to a person incapable of handling the disposition of his or her property, the Bank may pay such benefit to the guardian, legal representative or person having the care or custody of such minor, incapacitated person or incapable person. The Bank may require such proof of incapacity, minority or guardianship as the Bank deems appropriate before distribution of the benefit. Distribution shall completely discharge the Bank from all liability for such benefit.

ARTICLE 5
General Limitations

     5.1 Suicide or Misstatement. The Bank shall not pay any benefit under this Agreement if the Executive commits suicide before January 1, 2005. Additionally, the Bank shall not pay any benefit under this Agreement if the Executive has made any material misstatement of fact on any application or resume provided to the Bank, or on any application for any benefits provided by the Bank to the Executive.

     5.2 Removal. If the Executive is removed from office or permanently prohibited from participating in the conduct of the Bank's affairs by an order issued under section 8(e)(4) or (g)(l) of the Federal Deposit Insurance Act, 12 U.S.C. 1818(e)(4) or (g)(l), all obligations of the Bank under this Agreement shall terminate as of the effective date of the order.

     5.3 Insolvency. If the Commissioner of the Oregon Department of Banking appoints the Federal Deposit Insurance Corporation as receiver for the Bank under Oregon Revised Statutes section 711.405, all obligations under this Agreement shall terminate as of the date of the Bank's declared insolvency.

Article 6
CLAIMS AND REVIEW PROCEDURES

     6.1 Claims Procedure. A person or beneficiary ("claimant") who has not received benefits under the Agreement that he or she believes should be paid shall make a claim for such benefits as follows:

             6.1.1 Initiation - Written Claim. The claimant initiates a claim by submitting to the Bank a written claim for the benefits.

             6.1.2 Timing of Bank Response. The Bank shall respond to such claimant within 90 days after receiving the claim. If the Bank determines that special circumstances require additional time for processing the claim, the Bank can extend the response period by an additional 90 days by notifying the claimant in writing, prior to the end of the initial 90-day period, that an additional period is required. The notice of extension must set forth the special circumstances and the date by which the Bank expects to render its decision.

             6.1.3 Notice of Decision. If the Bank denies part or all of the claim, the Bank shall notify the claimant in writing of such denial. The Bank shall write the notification in a manner calculated to be understood by the claimant. The notification shall set forth:

                  6.1.3.1  The specific reasons for the denial;

                  6.1.3.2  A reference to the specific provisions of the Agreement on which the denial is based;

                        6.1.3.3 A description of any additional information or material necessary for the claimant to perfect the claim and an explanation of why it is needed;

                        6.1.3.4 An explanation of the Agreement's review procedures and the time limits applicable to such procedures; and

                        6.1.3.5 A statement of the claimant's right to bring a civil action under ERISA (Employees Retirement Income Security Act) Section 502(a) following an adverse benefit determination on review.

     6.2 Review Procedure. If the Bank denies part or all of the claim, the claimant shall have the opportunity for a full and fair review by the Bank of the denial, as follows:

             6.2.1 Initiation - Written Request. To initiate the review, the claimant, within 60 days after receiving the Bank's notice of denial, must file with the Bank a written request for review.

             6.2.2 Additional Submissions - Information Access. The claimant shall then have the opportunity to submit written comments, documents, records and other information relating to the claim. The Bank shall also provide the claimant, upon request and free of charge, reasonable access to, and copies of, all documents, records and other information relevant (as defined in applicable ERISA regulations) to the claimant's claim for benefits.

             6.2.3 Considerations on Review. In considering the review, the Bank shall take into account all materials and information the claimant submits relating to the claim, without regard to whether such information was submitted or considered in the initial benefit determination.

             6.2.4 Timing of Bank Response. The Bank shall respond in writing to such claimant within 60 days after receiving the request for review. If the Bank determines that special circumstances require additional time for processing the claim, the Bank can extend the response period by an additional 60 days by notifying the claimant in writing, prior to the end of the initial 60-day period, that an additional period is required. The notice of extension must set forth the special circumstances and the date by which the Bank expects to render its decision.

             6.2.5 Notice of Decision. The Bank shall notify the claimant in writing of its decision on review. The Bank shall write the notification in a manner calculated to be understood by the claimant. The notification shall set forth:

                        6.2.5.1  The specific reasons for the denial;

                        6.2.5.2  A reference to the specific provisions of the Agreement on which the denial is based;

                        6.2.5.3 A statement that the claimant is entitled to receive, upon request and free of charge, reasonable access to, and copies of, all documents, records and other information relevant (as defined in applicable ERISA regulations) to the claimant's claim for benefits; and

                        6.2.5.4 A statement of the claimant's right to bring a civil action under ERISA Section 502(a).

ARTICLE 7
Miscellaneous

     7.1 Amendments and Termination. This Agreement may be amended or terminated only by a written agreement signed by the Bank and the Executive.

     7.2 Binding Effect. This Agreement shall bind the Executive and the Bank, and their beneficiaries, survivors, executors, successors, administrators and transferees.

     7.3 No Guarantee of Employment. This Agreement is not an employment policy or contract. It does not give the Executive the right to remain an employee of the Bank, nor does it interfere with the Bank's right to discharge the Executive. It also does not require the Executive to remain an employee nor interfere with the Executive's right to terminate employment at any time.

     7.4 Non-Transferability. Benefits under this Agreement cannot be sold, transferred, assigned, pledged, attached, or encumbered in any manner.

     7.5 Successors; Binding Agreement. If any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business or assets of the Bank does not assume this Agreement by operation of law, the Bank shall require such successor to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Bank would be required to perform this Agreement if no such succession had occurred. The Bank's failure to obtain an assumption agreement, if necessary, before the succession becomes effective shall be considered a breach of this Agreement and shall entitle the Employee to the right to payments specified in Section 2.4. This Agreement shall not be terminated by the voluntary or involuntary dissolution of the Bank, by any merger, consolidation or acquisition where the Bank is not the surviving corporation, by any transfer of all or substantially all of the Bank's assets, or by any other change in the Bank's structure or the manner in which the Bank's business or assets are held. Executive's employment shall not be deemed terminated upon the occurrence of one of the foregoing events.

     7.6 Tax Withholding. The Bank shall withhold any taxes that are required to be withheld from the benefits provided under this Agreement.

     7.7 Applicable Law. Except to the extent preempted by the laws of the United States of America, the validity, interpretation, construction, and performance of this Agreement shall be governed by and construed in accordance with the laws of the State of Oregon, without giving effect to the principles of conflict of laws of such state.

     7.8 Unfunded Arrangement. The Executive and the Executive's beneficiary(ies) are general unsecured creditors of the Bank for the payment of benefits under this Agreement. The benefits represent the mere promise by the Bank to pay such benefits. The rights to benefits are not subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, attachment, or garnishment by creditors. Any insurance on the Executive's life is a general asset of the Bank to which the Executive and beneficiary(ies) have no preferred or secured claim.

     7.9 Administration. The Bank shall have the powers that are necessary to administer this Agreement, including but not limited to the power to:

                        (a)  interpret the provisions of the Agreement;

                        (b)  establish and revise the method of accounting for the Agreement;

                        (c)  maintain a record of benefit payments; and

                        (d) establish rules and prescribe forms necessary or desirable to administer the Agreement.

     7.10 Named Fiduciary. The Bank shall be the named fiduciary and plan administrator under this Agreement. The named fiduciary may delegate to others certain aspects of the management and operation responsibilities of the plan, including the employment of advisors and the delegation of ministerial duties to qualified individuals.

     7.11 Severability. If for any reason any provision of this Agreement is held invalid, such invalidity shall not affect any other provision of this Agreement, and each such other provision shall continue in full force and effect to the full extent consistent with law. If any provision of this Agreement is held invalid in part, such invalidity shall in no way affect the remainder of the provision, and the remainder of such provision, together with all other provisions of this Agreement shall continue in full force and effect to the full extent consistent with law.

     7.12 Headings. The headings of sections herein are included solely for convenience of reference and shall not affect the meaning or interpretation of any provision of this Agreement.

     7.13 Notices. All notices, requests, demands and other communications hereunder shall be in writing and shall be deemed to have been duly given if delivered by hand or mailed, certified or registered mail, return receipt requested, with postage prepaid. If the communication is to the Bank, it should be directed to the Bank's Chief Executive Officer and addressed to the Bank's corporate office. If the communication is to the Executive, it should be addressed to the most recent address provided by the Executive to the Bank.

     7.14 IRC Section 1035 Exchanges. The Executive recognizes and agrees that after this Agreement is adopted the Bank may wish to exchange the policy of life insurance on the Executive's life, to be used to fund the benefit under Article 3 of this Agreement for another contract of life insurance insuring the Executive's life. Provided that the policy is replaced (or intended to be replaced) with a comparable policy of life insurance, the Executive agrees to provide medical information and cooperate with medical insurance-related testing required by a prospective insurer for implementing the policy or, if necessary, for modifying or updating to a comparable insurer.

     7.15 Entire Agreement. This Agreement constitutes the entire agreement between the Bank and the Executive concerning the subject matter hereof and supersedes in its entirety the Salary Continuation Agreement between the Bank and the Executive dated November 12, 2002.  Addendum A to the Salary Continuation Agreement, also dated November 12, 2002 is hereby terminated in its entirety. No rights are granted to the Executive under this Agreement other than those specifically set forth herein.

     IN WITNESS WHEREOF, the Executive and a duly authorized Bank officer have signed this Agreement the day and year first written above.

THE EXECUTIVE :                                                                                     THE BANK:

                                                                                                                        PREMIERWEST BANK

_____________________________                                                    By: ________________________________________
John Anhorn

                                                                                                                        Its: ________________________________________

Agreement to Cooperate with Insurance Underwriting Incident to I.R.C. Section 10355 Exchange

     I acknowledge that I have read this Agreement and agree to be bound by its terms, particularly the covenant on my part set forth in Section 7.14 to provide medical information and cooperate with medical insurance-related testing required by an insurer to issue a comparable insurance policy to cover the benefit provided under Article 3 of this Agreement.

___________________________                                                        _____________________________
Witness                                                                                                        Executive

BENEFICIARY DESIGNATION
PREMIER WEST BANK

SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN AGREEMENT

(SERP)

I designate the following as beneficiary of any death benefits under this Supplemental Executive Retirement Plan Agreement:

Primary:  ____________________________________________________________________

Contingent:  __________________________________________________________________

Note: To name a trust as beneficiary, please provide the name of the trustee(s) and the exact name and date of the trust agreement.

     I understand that I may change these beneficiary designations by filing a new written designation with the Bank. I further understand that the designations will be automatically revoked if the beneficiary predeceases me, or if I have named my spouse as beneficiary and our marriage is subsequently dissolved.

Signature:

Date:

Accepted by the Bank this day of _____________, 2004.

By:  __________________________

Title: _________________________

     SCHEDULE A PREMIER WEST BANK

SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN AGREEMENT

The following Schedule sets forth the applicable percentage for purposes of calculating the annual benefits, as referenced in Article 2 of the SERP Agreement.

Plan Year	Year ended December 31,	Executive's Age at End of Period	Applicable Percentage %	Projected Annual Benefit(1)
1	2004	62	28%	$58,800.00
2	2005	63	34%	$74,256.00
3	2006	64	37%	$84,072.64
4	2007	65	40%	$94,573.61

(1)    Projected Annual Benefit assumes a 4% annual increase in Base Salary.  The actual annual benefit, which is paid for 15 years will depend on the actual Base Salary and the circumstances of termination of employment as set forth in the SERP Agreement.

Exhibit 10.4

AMENDMENT TO EXECUTIVE SURVIVOR INCOME AGREEMENT

FOR JOHN ANHORN

AMENDMENT TO

EXECUTIVE SURVIVOR INCOME AGREEMENT

     The Executive Survivor Income Agreement between PremierWest Bank and John Anhorn (the "Executive") dated November 16, 2002 is hereby amended effective July 29, 2004 as stated below.

Section 2.5.1 is amended to read:

     "2.5.1 Pre-Retirement Death Benefit. If the Executive is employed by the Bank, either as a regular employee or on a consulting basis, at the time of death, the death benefit shall be $250,000."

Section 2.5.2 is amended to read:

     "2.5.2 Post-Retirement Death Benefit. If the Executive is no longer employed by the Bank at the time of death but had terminated employment due to Disability;
  on or after Normal Retirement Age;
  due to termination by the Bank without Cause;
  due to termination by Executive for Good; or
  for any reason other than termination for Cause more than six (6) months after a Change in Control the death benefit shall be $150,000."

     The Executive Survivor Agreement shall continue in full force and effect, subject only to the amendments stated herein.

     These amendments are made as part of a restructuring of the Executive's employment benefits and such restructuring, which includes additional benefits provided under an employment agreement, constitute consideration for this amendment.

     IN WITNESS WHEREOF, the Executive and a duly authorized Bank officer have executed this Amendment as of the effective date stated above.

Executive:                                                                                                                     Bank:

___________________________                                                                        By:_____________________________
John Anhorn

                                                                                                                                        Its:_____________________________

EXHIBIT 10.5

EMPLOYMENT AGREEMENT FOR TOM ANDERSON

PREMIERWEST BANCORP

EMPLOYMENT AGREEMENT

FOR

TOM ANDERSON

Dated as of July 29, 2004

i

	11.2	Amount/Payment of Consideration	10
12.	CHANGE IN CONTROL RETENTION BONUS		10
13.	IRC	280G ADJUSTMENT	10
	13.1	Adjustment of Benefits	10
	13.2	Adjustment for Overpayments and Underpayments	11
14.	CONFIDENTIALITY AND CREATIVE WORK		11
	14.1	Nondisclosure	11
	14.2	Return of Material	12
	14.3	Injunctive Relief	12
	14.4	Creative Work	12
15.	DISPUTE RESOLUTION		12
	15.1	Arbitration	13
	15.2	Expenses/Attorneys' Fees	13
	15.3	Injunctive Relief	13
16.	NOTICES		14
17.	GENERAL PROVISIONS		14
	17.1	Governing Law	14
	17.2	Saving Provision	14
	17.3	Survival Provision	14
	17.4	Captions and Counterparts	14
	17.5	Entire Agreement	14
	17.6	Previous Agreement	14
	17.7	Waiver/Amendment	15
	17.8	Assignment	15
18.	ADVICE OF COUNSEL		15

ii

EMPLOYMENT AGREEMENT

     This Employment Agreement (this "Agreement") by and among PremierWest Bancorp, an Oregon corporation, PremierWest Bank, an Oregon state chartered bank (the "Bank") (collectively "PremierWest") and Tom Anderson ("Executive"), is dated July 29, 2004.

RECITALS

     A. Incentive to Continued Service. PremierWest recognizes that Executive possesses unique skills, knowledge, and experience related to PremierWest's business and Executive has made and is expected to continue to make major contributions to the profitability, growth and financial strength of PremierWest and its affiliates. To assure itself of the continuity of management, PremierWest desires to provide incentives for Executive to remain employed until retirement age and following a Change in Control.

     B. Replace Existing Agreement. Executive and PremierWest were parties to an employment agreement dated January 11, 2002. The parties intend for this Agreement to supersede and replace the provisions of these previous employment agreement, except as otherwise stated herein.

     C. No Currently Anticipated Change in Control. As of the date of this Agreement none of the conditions or events included in the definition of the term "golden parachute payment" that is set forth in Section 18(k)(4)(A)(ii) of the Federal Deposit Insurance Act [12 U.S.C. 1828(k)(4)(A)(ii)] and in Federal Deposit Insurance Corporation Rule 359.1(f)(l)(ii) [12 CFR 359.1(f)(l)(ii)] exists or, to the best knowledge of PremierWest, is contemplated insofar as PremierWest or any affiliates are concerned.

AGREEMENT

     1. EMPLOYMENT. PremierWest Bancorp and the Bank shall continue to employ Executive to serve as Senior Vice President and Chief Financial Officer according to the terms and conditions of this Agreement, for the period stated in Section 2 below.

     2.  TERM OF AGREEMENT.

        2.1 Initial Term/Automatic Renewal. The initial term of this Agreement shall expire on December 31, 2006. On each anniversary of the expiration date, this Agreement shall be extended automatically for one (1) additional year unless PremierWest Bancorp's Board of Directors (the "Board") determines that the term shall not be extended. If the Board determines not to extend the term, it shall promptly notify Executive in writing and this Agreement will remain in force only until its term expires. The Board's decision not to extend the term of this Agreement shall not by itself give Executive any rights under this Agreement to claim an adverse change in his position, compensation, or circumstances or otherwise to claim entitlement to rights under Sections 10, 11, or 12 below.

        2.2 Perpetual Term After Change in Control. Following a Change in Control, or replacement of the current Chief Executive Officer, this Agreement will be subject to a perpetual term and will only be terminable with Executive's written consent.

        2.3 Termination Upon Retirement. Unless sooner terminated, Executive's employment shall terminate automatically when he reaches age 62.

     3. NO TERM OF EMPLOYMENT. Notwithstanding the term of this Agreement, PremierWest may terminate Executive's employment at any time for any lawful reason or for no reason at all, subject to the provisions of this Agreement.

     4.  DUTIES.

        4.1 Duties. As Senior Vice President & Chief Financial Officer, Executive shall serve under the direction of the Board, the Bank's Board (the "Bank Board"), and the Chief Operating Officer (the "Supervisor") and in accordance with the Articles of Incorporation and Bylaws (as each may be amended or restated from time to time) of PremierWest Bancorp and the Bank, respectively.

        4.2  Obligations .

                (a) Executive agrees that to the best of Executive's ability and experience, Executive will at all times loyally and conscientiously perform all of the duties and obligations required of Executive pursuant to the express and implicit terms of this Agreement and as directed by the Board or the Supervisor.

                (b) Executive shall devote Executive's entire working time, attention and efforts to PremierWest's business and affairs, shall faithfully and diligently serve PremierWest's interests and shall not engage in any business or employment activity that is not on PremierWest's behalf (whether or not pursued for gain or profit) except for (a) activities approved in writing in advance by the Board and (b) passive investments that do not involve Executive providing any advice or services to the businesses in which the investments are made.

     5. COMPENSATION. For all services performed under this Agreement, PremierWest agrees to pay the following compensation and benefits:

        5.1 Base Salary. Executive's annual base salary is $125,000 payable in semi-monthly installments (the "Base Salary"). Executive's base salary shall be subject to annual review by the Board's Compensation Committee. Taking into account the committee's recommendation, the Board may increase the Base Salary, but the Base Salary shall not be reduced.

        5.2 Vacation. Executive is entitled to not less than four (4) weeks of paid vacation per year to be used in accordance with the terms and conditions of the Bank's personnel policies. Notwithstanding anything in the Bank's personnel policies to the contrary, up to two weeks of Executive's four weeks of paid vacation may be carried over from one year to the next if unused by the end of the year, but Executive shall not be entitled under any circumstance to payment for unused vacation.

        5.3 Stock Options. Executive is eligible to participate in PremierWest Bancorp's stock option plans and other stock-based compensation, incentive, bonus, or purchase plans currently existing or adopted during the term of this Agreement for the benefit of officers or employees.

        5.4 Long-Term Care Insurance. PremierWest currently pays the premiums on long term care insurance policies for Executive's spouse. PremierWest may cease to pay such premiums at any time prior to a Change in Control or prior to vesting of such benefits under Section 9 or 10 below, but following a Change in Control or vesting of the benefits under Section 9 or 10 below, PremierWest shall continue to pay all remaining premium payments, if PremierWest has made a premium payment on the policy the preceding 12 months.

        5.5 Disability Policy. PremierWest shall continue to reimburse Executive for payment of premiums on the disability policy currently in force for Executive or a replacement disability policy providing equal or greater disability benefits.

        5.6 Automobile. If PremierWest chooses to provide a vehicle for use by Executive during the term of his employment, upon Termination Without Cause or Termination For Good Reason, PremierWest shall transfer all right, title, and interest in and to the vehicle to Executive. Notwithstanding the foregoing, PremierWest is not obligated to provide Executive a vehicle.

        5.7 Other Benefits. Executive is entitled to participate in all officer or employee compensation, bonus, incentive, and benefit plans in effect from time to time throughout the term of this Agreement, including without limitation plans providing pension, medical, dental, disability, and group life benefits, and 401(k) retirement plans, and to receive any and all other fringe benefits provided from time to time, provided that Executive satisfies the eligibility requirements for any such plans or benefits.

        5.8 Reimbursements. Executive shall be entitled to reimbursement for all reasonable business expenses incurred in performing his obligations under this Agreement, including but not limited to all reasonable business travel and entertainment expenses incurred while acting at the request of or in the service of PremierWest, provided such expenses are incurred and accounted for in accordance with the policies and procedures established from time to time by PremierWest.

        5.9 Existing Benefit Agreements. Executive and PremierWest are already parties to the following additional benefit agreements, the benefits under which shall be governed solely by the terms of those agreements:

                        (a)  Supplemental Executive Retirement Plan Agreement (SERP) (retirement benefits);

                        (b)  Executive Survivor Income Agreement (death benefits); and

                        (c) Deferred Compensation Agreement.

     6. TERMINATION. Executive's employment may be terminated before the expiration of this Agreement as described in this Section, in which event Executive's compensation and benefits shall terminate except as otherwise provided in this Agreement. Any purported termination by PremierWest or by Executive shall be communicated by written notice of termination to the other. The notice must state (i) the specific termination provision of this Agreement relied upon, (ii) the date on which termination shall become effective and (iii) if Termination For Cause or Termination For Good Reason the notice must state in reasonable detail the facts and circumstances forming the basis for termination. Employment shall terminate:

        6.1 For Cause. Upon delivery to Executive of notice of termination of Executive for Cause (as defined in Section 7.1 below), along with a copy of the duly adopted Board or Bank Board resolution finding Cause, as described below ("Termination For Cause").

                        (a) As a prerequisite to Termination For Cause, at a meeting called and held for such purpose the Board or Bank Board must adopt a resolution which (i) contains findings that, in the good faith opinion of the Board or Bank Board, as appropriate, Executive has committed an act constituting Cause, and (ii) specifies the particulars thereof in detail. The resolution must be adopted by the affirmative vote of at least 75% of the directors of the Board or the Bank Board.

                        (b) Notice of that meeting and the proposed Termination For Cause shall be given to Executive a reasonable amount of time before the meeting. Executive and his counsel (if Executive chooses to have counsel present) shall have a reasonable opportunity to be heard at the meeting. Nothing in this Agreement limits Executive's or his beneficiaries' right to contest the validity or propriety of the Board or Bank Board's determination of Cause.

        6.2 Without Cause. Upon PremierWest's termination of Executive without Cause, upon 90 days' written notice, at any time in PremierWest's sole discretion, for any reason other than for Cause or for no reason ("Termination Without Cause"). A Change in Control does not in itself constitute Termination Without Cause.

        6.3 For Good Reason. Upon Executive's termination of the employment for Good Reason (as defined in Section 7.2 below) ("Termination For Good Reason").

        6.4 Resignation. Upon Executive's voluntary resignation without Good Reason ("Resignation"), written notice of which Executive must give to PremierWest at least 90 days in advance of Resignation.

        6.5  Death or Disability. Upon Executive's death or Disability (as defined in Section 7.3 below).

        6.6  Retirement. Upon Executive reaching the retirement age of 62 ("Retirement Age").  The automatic termination upon reaching Retirement Age is referred to as "Retirement."

     7.  DEFINITIONS.

        7.1 Cause. "Cause" for Executive's termination will exist upon the occurrence of one or more of the following events:

        (a) Fraudulent Conduct. An intentional act of fraud, embezzlement, or theft by Executive in the course of his employment with PremierWest Bancorp or the Bank. No act or failure to act on Executive's part shall be deemed to have been intentional if it was due primarily to an error in judgment or negligence. An act or failure to act on Executive's part shall be considered intentional if it is not in good faith and if it is without a reasonable belief that the action or failure to act is in PremierWest's best interests;

        (b) Material Breach of Agreement. A material breach by Executive of this Agreement if such breach is not remedied or is not being remedied to the Board or the Bank Board's satisfaction within 30 days after written notice including a detailed description of the breach has been delivered by the respective board to Executive;

        (c) Gross Negligence/Insubordination. Gross negligence or insubordination by Executive in the performance of his duties as an officer of PremierWest Bancorp or the Bank if such gross negligence or insubordination is not remedied or is not being remedied to the Board or the Bank Board's satisfaction within 30 days after written notice including a detailed description of the gross negligence or insubordination has been delivered by the respective board to Executive;

        (d) Breach of Fiduciary Duties. A breach by Executive of his fiduciary duties to PremierWest Bancorp and its stockholders or misconduct involving dishonesty, in either case whether in his capacity as an officer of PremierWest Bancorp or the Bank;

        (e) Criminal Conviction. Conviction of Executive for a felony or conviction of a misdemeanor involving moral turpitude;

        (f) Violation of Law. Intentional violation of any law or significant policy of PremierWest Bancorp or the Bank committed in connection with Executive's employment, which has a material adverse effect on PremierWest Bancorp or the Bank; or

        (g) FDIC Removal Order. Removal of Executive from office or permanent prohibition of Executive from participating in the conduct of PremierWest Bank's affairs by an order issued under section 8(e)(4) or (g)(l) of the Federal Deposit Insurance Act, 12 U.S.C. 1818(e)(4) or (g)(l).

        7.2 Good Reason. "Good Reason" for Executive's resignation of employment will exist upon the occurrence, without Executive's consent, of one or more of the following events, if Executive has informed PremierWest in writing of the circumstances described below in this Section 7.2 that could give rise to Termination For Good Reason and PremierWest has not removed the circumstances within 30 days of the written notice:

        (a)  Reduction in Base Salary. A reduction of Executive's Base Salary;

        (b)  Reduced Participation in Bonus, Incentive, Compensation, and Other Plans. A reduction of Executive's bonus, incentive, and other compensation award opportunities under PremierWest Bancorp's benefit plans and the Bank's benefit plans, unless in the case of either, a company-wide reduction of all officers' award opportunities occurs simultaneously;

        (c) Participation in Benefit Plans. Discontinuance of Executive's participation in any officer or employee benefit plan maintained by PremierWest Bancorp or by the Bank, unless the plan is discontinued by reason of law or loss of tax deductibility to PremierWest with respect to contributions to the plan, or is discontinued as a matter of PremierWest Bancorp policy or PremierWest Bank policy applied equally to all participants in the plan;

        (d)  A Reduction in Responsibilities or Status based on one of the following:

                (1) Assignment to Executive of duties or responsibilities that are materially inconsistent with Executive's position as stated in this Agreement or that represent a material reduction of his authority;

                (2)  Any other action by PremierWest that results in a material reduction or material adverse change in Executive's position, authority, duties or  responsibilities; or

                (3)  Failure to appoint or reappoint Executive to the position stated in this Agreement;

                (4) Following a Change in Control, failure to retain Executive in an executive officer position with authority, duties or responsibilities consistent with that of an executive officer.

(Subsections (d)(1), (2) and (3) do not apply following a Change in Control);

        (e) Failure to Obtain Assumption Agreement. The failure of a successor or assign of the Bank to assume and agree to perform this Agreement, if assignment and assumption does not occur automatically under operation of law;

        (f) Termination without Compliance with this Agreement. Termination by PremierWest of Executive's employment without the notice required under this Agreement;

        (g) Material Breach. A material breach of this Agreement by PremierWest that is not corrected within a reasonable time; or

        (h) Relocation of Executive. Requiring Executive to change his principal work location, to any location that is more than 15 miles from the location of PremierWest Bancorp's principal executive offices on the date of this Agreement.

        7.3 Disability. "Disability" shall mean that (i) Executive has been unable to perform Executive's duties under this Agreement as a result of Executive's incapacity due to physical or mental illness for at least 90 consecutive calendar days or 150 calendar days during any consecutive 12 month period and (ii) a physician selected by PremierWest and its insurers and acceptable to Executive or Executive's legal representative (with such Agreement on acceptability of the physician not to be unreasonably withheld), determines the incapacity to be (a) total and permanent and (b) prohibiting of Executive's ability to perform the essential functions of Executive's position with or without reasonable accommodation. Executive shall not be deemed to be disabled, however, if he returns to work on a full-time basis within 30 days after PremierWest gives him notice of termination due to Disability. PremierWest may require Executive to submit to such physical or mental evaluations and tests as the board of directors deems appropriate.

        7.4 Change in Control. For purposes of this Agreement, a "Change in Control" shall be deemed to have occurred when any of the following events take place:

        (a) Merger. PremierWest Bancorp merges into or consolidates with another corporation, or merges another corporation into PremierWest Bancorp, and as a result, less than 50% of the combined voting power of the resulting corporation immediately after the merger or consolidation is held by persons who were the holders of PremierWest Bancorp's voting securities immediately before the merger or consolidation. The term "person" means an individual, corporation, partnership, trust, association, joint venture, pool, syndicate, sole proprietorship, unincorporated organization or other entity.

        (b) Acquisition of Significant Share Ownership. A report on Schedule 13D or another form or schedule (other than Schedule 13G) is filed or is required to be filed under sections 13(d) or 14(d) of the Securities Exchange Act of 1934, if the schedule discloses that the filing person or persons acting in concert has or have become the beneficial owner of 25% or more of a class of PremierWest Bancorp's voting securities, but this paragraph (b) shall not apply to beneficial ownership of voting shares of PremierWest Bancorp held in a fiduciary capacity by an entity in which PremierWest Bancorp directly or indirectly beneficially owns 50% or more of the outstanding voting securities;

        (c) Change in Board Composition. During any period of two (2) consecutive years, individuals who constitute PremierWest Bancorp's board of directors at the beginning of the two-year period cease for any reason to constitute at least a majority thereof; provided, however, that for purposes of this paragraph (c), each director who is first elected by the board (or first nominated by the board for election by stockholders) by a vote of at least two-thirds of the directors who were directors at the beginning of the period shall be deemed to have been a director at the beginning of the two-year period.

        (d) Sale of Assets. PremierWest Bancorp sells to a third party all or substantially all of PremierWest Bancorp's assets. For this purpose, sale of all or substantially all of PremierWest Bancorp's assets includes sale of PremierWest Bank.

     8. PAYMENT UPON TERMINATION. Upon termination of Executive's employment for any of the reasons set forth in Section 6 above, Executive or Executive's estate, as appropriate, will receive payment for all Base Salary earned through the date of termination and, except in the event of Termination For Cause or Resignation, all unpaid bonus or incentive compensation due to Executive for the previous calendar year ("Earned Compensation"). Earned Compensation shall be paid by the end of the business day following termination or sooner if required by applicable law.

     9. RETIREMENT BENEFITS. Upon Retirement, Executive shall additionally be entitled to the following benefits:

        9.1 Stock Option Vesting. Executive shall also be fully vested in any stock options, restricted stock grants, or other similar equity compensation arrangements regardless of whether the respective plan provides for accelerated vesting.

        9.2 401(k) Contribution. PremierWest shall contribute or cause to be contributed to Executive's 401(k) plan account the matching and profit sharing contributions, if any, that would have been made had Executives employment not terminated before the end of the plan year.

        9.3 Retiree Health Insurance. Executive shall be entitled to retiree health care coverage for himself and his spouse for 15 years after termination of employment as follows: (1) until Executive and his spouse, respectively, reach the eligible age for Medicare, the retiree health care coverage for each shall be substantially similar to coverage maintained for PremierWest employees and (2) after Executive and his spouse, respectively, reach the eligible age for Medicare, PremierWest will provide Medicare Supplemental Insurance comparable to the best of such policies offered by a major insurance carrier in the market area. If Executive dies within 15 years after termination of employment, Executive's spouse shall continue to receive retiree health care coverage on the same terms and conditions that Executive would have; provided, however, such spousal coverage will expire no later than 15 years after termination of Executive's employment.

        9.4 Long-Term Care Insurance. To the extent premiums on Executive' spouse's long-term care insurance remain to be paid, if PremierWest has made a payment within the previous 12 months, PremierWest shall continue to pay the remaining long-term care insurance premiums for Executive's spouse until fully paid or until Executive's death. If Executive dies and Executive's spouse is the beneficiary of the death benefit under Executive Survivor Income Agreement, Executive's spouse has the option to request that PremierWest pay the remaining premiums on her long term care insurance policy and in exchange PremierWest will reduce the amount of the payment to Executive's spouse under Executive Survivor Income Agreement by the amount of such remaining premium payments.

     10. CONSIDERATION FOR RELEASE OF CLAIMS. In the event of (i) Termination Without Cause, (ii) Termination for Good Reason, or (iii) if termination occurs for any reason other than Termination For Cause more than six (6) months after a Change in Control, (each an "Eligible Termination Event") PremierWest will offer and Executive may choose to execute the Separation Agreement, attached hereto as Exhibit A, which provides for the release of claims against PremierWest. Provided Executive executes and does not revoke Section 7(a) of the Separation Agreement, Executive will be entitled to the benefits listed below in this Section 10 in consideration for the release of claims.

        10.1  Normal Retirement Benefits . Executive will be entitled to all of the benefits in Section 9that Executive would have received had the employment terminated due to Retirement.

        10.2  Disability Insurance. PremierWest will continue to pay premiums on Executive's disability policy until age 65.

     11.  CONSIDERATION FOR NOT COMPETING.

        11.1 Self-Imposed Limitation. In the event of an Eligible Termination Event (as defined in Section 10 above), Executive may choose to indicate in the Separation Agreement that Executive does not intend to engage in certain activities competitive to PremierWest, identified in Section 2 of the Separation Agreement attached hereto as Exhibit A. For as long as Executive does not engage in such activities, up to a maximum of one year (the "Optional Restriction Period"), PremierWest will pay Executive the consideration set forth in Section 11.2. Unless Executive executes the Separation Agreement (regardless of whether Executive revokes Section 7(a) of the Separation Agreement) and indicates Executive's intention not to engage in the competitive activities, PremierWest will not compensate Executive for refraining from engaging in such activities.

        11.2  Amount/Payment of Consideration.

                (a) As consideration for each month during the Optional Restriction Period that Executive does not engage in the competitive activities, PremierWest will continue to pay Executive's monthly Base Salary. Payment of the consideration will be made starting the next regular pay period following Executive's execution of the Separation Agreement.

                (b) If the Eligible Termination Event occurs after a Change in Control, the monthly Base Salary payment shall be increased by one-twelfth (1/12) of the amount of any bonuses or incentive compensation earned for the calendar year ended immediately before the year in which the Change in Control occurred, or the subsequent year, if ended, whichever is greater. For purposes of this Section, Termination for Cause or Termination for Good Reason will be deemed to have occurred after a Change in Control if termination of employment occurs after discussions between PremierWest and a third party regarding a Change in Control commence, if those discussions ultimately conclude with a Change in Control.

     12. CHANGE IN CONTROL RETENTION BONUS. If Executive remains employed with PremierWest or its successor for six (6) months following a Change in Control, as additional compensation for assisting PremierWest with the Change in Control transition and as a reward for continued service, upon termination of employment (other than Termination For Cause), PremierWest will pay Executive an amount of cash equal to the amount of interest that would have accrued had PremierWest, upon the six month anniversary of the Change in Control, paid to Executive's Deferral Account under the Deferred Compensation Agreement, an amount equal to one times the sum of (i) Executive's annual Base Salary and (ii) the amount of any bonuses or incentive compensation earned for the calendar year ended immediately before the year in which the Change in Control occurred, or the subsequent year, if ended, whichever is greater).

     13.  IRC 280G ADJUSTMENT.

        13.1 Adjustment of Benefits . In the event Executive becomes entitled to a payment or benefit pursuant to the terms of this Agreement or of any other plan, arrangement or agreement (collectively, the "Payments") of PremierWest or its successor (collectively, the "Employer"), and the Employer's Auditor determines that the Payments result in "excess parachute payments" under section 280G of the Internal Revenue Code (the "Code"), then Executive shall receive, instead of the Payments, aggregate payments equal to the Reduced Amount (defined below). Executive shall direct in which order the payments are to be reduced, but no change in the timing of any payment shall be made without the consent of the Employer. For purposes of this Section 13, the "Reduced Amount" shall be the amount, expressed as a present value, that maximizes the aggregate present value of the payments without causing any payment to be nondeductible by the Employer under section 280G of the Code. "Employer's Auditor" shall mean the independent auditors retained most recently prior to the transaction implicating section 280G of the Code by the Employer, or, if the Employer is not the surviving entity following the Change in Control, by the Employer's successor (or any affiliate). In computing the maximum amount payable, the Employer's Auditor shall take into account the independent value to the Employer of Executive's restrictive covenants following a Change in Control as set forth in the Separation Agreement, which value should constitute separate consideration outside of sections 280G and 4999 of the Code.

        13.2 Adjustment for Overpayments and Underpayments. As a result of uncertainty in the application of sections 280G and 4999 of the Code at the time of an initial determination by the Employer's Auditor, it is possible that a payment will have been made by the Employer that should not have been made (an "Overpayment") or that an additional payment that will not have been made by the Employer could have been made (an "Underpayment"). In the event that the Employer's Auditor, based upon the assertion of a deficiency by the Internal Revenue Service against the Employer or Executive that the Employer's Auditor believes has a high probability of success, determines that an Overpayment has been made, such Overpayment shall be treated for all purposes as a bilateral error subject to adjustment which Executive shall repay to the Employer, together with interest at the applicable federal rate specified in section 7872(f)(2) of the Code. In the event that the Employer's Auditor determines that an Underpayment has occurred, such Underpayment shall promptly be paid or transferred by the Employer to, or for the benefit of, Executive, together with interest at the applicable federal rate specified in section 7872(f)(2) of the Code.

     14.  CONFIDENTIALITY AND CREATIVE WORK.

        14.1 Nondisclosure. Executive covenants and agrees that he will not reveal to any person, firm, or corporation any Confidential Information of any nature concerning PremierWest or its business, or anything connected therewith. "Confidential Information" means all of PremierWest's confidential and proprietary information and trade secrets in existence on the date hereof or existing at any time during the term of this Agreement, including but not limited to:

                (a) the whole or any portion or phase of any business plans, financial information, purchasing data, supplier data, accounting data, or other financial information;

                (b) the whole or any portion or phase of any research and development information, design procedures, algorithms or processes, or other technical information;

                (c) the whole or any portion or phase of any marketing or sales information, sales records, customer lists, prices, sales projections, or other sales information; and

                (d) trade secrets, as defined from time to time by the laws of the State of Oregon.

Notwithstanding the foregoing, Confidential Information excludes information that, as of the date hereof or at any time after the date hereof, is published or disseminated without obligation of confidence or that becomes a part of the public domain (1) by or through action of PremierWest, or (2) by or through action of another person not in violation of non-disclosure covenant with PremierWest. This Section does not prohibit disclosure required by an order of a court having jurisdiction or a subpoena from an appropriate governmental agency or disclosure made by Executive in the ordinary course of business and within the scope of his authority.

        14.2 Return of Material. Executive agrees to deliver or return to PremierWest upon termination of employment, or as soon thereafter as possible, all written information and any other similar items furnished by PremierWest or prepared by Executive in connection with his services hereunder. Executive will retain no copies thereof after termination of Executive's employment.

        14.3 Injunctive Relief. Executive acknowledges that it is impossible to measure in money the damages that will accrue to PremierWest if Executive fails to observe the obligations imposed on him by this Section. Accordingly, if PremierWest institutes an action to enforce the provisions hereof, Executive hereby waives the claim or defense that an adequate remedy at law is available to PremierWest, and Executive agrees not to urge in any such action the claim or defense that an adequate remedy at law exists.

        14.4 Creative Work. Executive agrees that all creative work and work product, including but not limited to all technology, business management tools, processes, software, patents, trademarks, and copyrights developed by Executive during his employment with PremierWest, regardless of when or where such work or work product was produced, constitutes work made for hire, all rights of which are owned by PremierWest. Executive hereby assigns to PremierWest Bancorp and to PremierWest Bank all rights, title, and interest, whether by way of copyrights, trade secret, trademark, patent, or otherwise, in all such work or work product, regardless of whether the same is subject to protection by patent, trademark, or copyright laws.

     15.  DISPUTE RESOLUTION.

        15.1 Arbitration. The parties agree to submit any dispute arising under this Agreement to final, binding, private arbitration in Medford, Oregon. The disputes subject to arbitration include not only disputes involving the meaning or performance of the Agreement, but disputes about its negotiation, drafting, or execution. The dispute will be determined by a single arbitrator and governed by the then-existing rules of arbitration procedure in Jackson County Circuit Court, except as set forth herein. Instead of filing of a civil complaint in Jackson County Circuit Court, a party will commence the arbitration process by noticing the other party. The parties will choose an arbitrator who specializes in employment conflicts from the arbitration list for Jackson County Circuit Court. If the parties are unable to agree on an arbitrator within ten (10) days of receipt of the list of arbitrators, each party will select one attorney from the list, and those two attorneys shall select the arbitrator from the list (with each of the two selecting attorneys then concluding their services and each being compensated by the party selecting each attorney, subject to recovery of such fees under Section 15.2) . The arbitrator may charge his or her standard arbitration fees rather than the fees prescribed in the Jackson County Circuit Court arbitration procedures. The arbitrator will have full authority to determine all issues, including arbitrability, to award any remedy, including permanent injunctive relief, and to determine any request for attorneys' fees, costs and expenses in accordance with Section 15.2. There shall be no right to review of the arbitrator's decision in court. The arbitrator's award may be reduced to final judgment or decree in Jackson County Circuit Court.

        15.2 Expenses/Attorneys' Fees. The prevailing party shall be awarded all costs and expenses of the proceeding, including, but not limited to, attorneys' fees, filing and service fees, witness fees, and arbitrators' fees. If arbitration is commenced, the arbitrator will have full authority and complete discretion to determine the "prevailing party" and the amount of costs and expenses to be awarded.

        15.3 Injunctive Relief. Notwithstanding any other provision of this Agreement, an aggrieved party may seek a temporary restraining order or preliminary injunction in Jackson County Circuit Court to preserve the status quo during the arbitration proceeding, provided however, that the party seeking relief agrees that ultimate resolution of the dispute will still be determined through arbitration and not through court process. The filing of the court action for injunctive relief shall not hinder or delay the arbitration process.

     16. NOTICES. All notices, requests, demands, and other communications provided for by this Agreement will be in writing and shall be deemed sufficient upon receipt, when delivered personally or by a nationally-recognized delivery service (such as Federal Express), or three (3) business days after being deposited in the U.S. mail as certified mail, return receipt requested, with postage prepaid, if such notice is properly addressed. Unless otherwise changed in writing, notice shall be properly addressed to Executive if addressed to the address of Executive on the books and records of PremierWest at the time of mailing of such notice, and properly addressed to PremierWest if addressed to PremierWest Bancorp 503 Airport Road, Medford, OR 97504 Attention: Corporate Secretary.

     17.  GENERAL PROVISIONS.

        17.1 Governing Law. The validity, interpretation, construction and performance of this Agreement shall be governed by the laws of the State of Oregon.

        17.3 Saving Provision. If any part of this Agreement is held to be unenforceable, it shall not affect any other part. If any part of this Agreement is held to be unenforceable as written, it shall be enforced to the maximum extent allowed by applicable law.

        17.4 Survival Provision. If any benefits provided under this Agreement are still owed, or claims pursuant to this Agreement are still pending, at the time of termination of this Agreement, this Agreement shall continue in force, with respect to those obligations or claims, until such benefits are paid in full or claims are resolved in full. The Sections related to Confidential Information and Creative Work shall survive after termination of this Agreement and shall be enforceable regardless of any claim Employee may have against PremierWest.

        17.5 Captions and Counterparts. The captions in this Agreement are solely for convenience. The captions in no way define, limit, or describe the scope or intent of this Agreement. This Agreement may be executed in several counterparts, each of which shall be deemed to be an original but all of which together shall constitute one and the same instrument.

        17.6 Entire Agreement. Except as otherwise stated herein, this Agreement constitutes the sole Agreement of the parties regarding Executive's benefits upon termination of employment and together with PremierWest's employee handbook governs the terms of Executive's employment. Where there is a conflict between the employee handbook and this Agreement, the terms of this Agreement shall govern.

        17.7 Previous Agreement. This Agreement supersedes all prior oral and written agreements between Executive and PremierWest, or any affiliates or representatives of PremierWest regarding the subject matters set forth herein.

        17.8 Waiver/Amendment. This Agreement may not be amended, released, discharged, abandoned, changed, or modified in any manner, except by an instrument in writing signed by each of the parties hereto. The failure of any party hereto to enforce at any time any of the provisions of this Agreement shall in no way be construed to be a waiver of any such provision, nor in any way to affect the validity of this Agreement or any part thereof or the right of any party thereafter to enforce each and every such provision. No waiver or any breach of this Agreement shall be held to be a waiver of any other or subsequent breach.

        17.9 Assignment.

        (a) Executive shall not assign or transfer any of Executive's rights pursuant to this Agreement, wholly or partially, to any other person or to delegate the performance of its duties under the terms of this Agreement. If Executive attempts an assignment or transfer that is contrary to this Section, PremierWest shall have no liability to pay any amount to the assignee or transferee.

        (b) The rights and obligations of PremierWest under this Agreement shall inure to the benefit of and be binding in each and every respect upon the direct and indirect successors and assigns of PremierWest's, regardless of the manner in which the successors or assigns succeed to the interests or assets of PremierWest's. If this Agreement is not otherwise transferred to and assumed by PremierWest's successor or assign by operation of law, PermierWest shall require such successor of substantially all of the business or assets of PremierWest Bancorp to expressly assume and agree to perform PremierWest's obligations hereunder.

        (c) This Agreement shall not be terminated by the voluntary or involuntary dissolution of PremierWest, by any merger, consolidation or acquisition where PremierWest is not the surviving corporation, by any transfer of all or substantially all of PremierWest's assets, or by any other change in PremierWest's structure or the manner in which PremierWest's business or assets are held. Executive's employment shall not be deemed terminated upon the occurrence of one of the foregoing events.

        (d) This Agreement will inure to the benefit of and be enforceable by Executive's personal or legal representatives, executives, administrators, successors, heirs, distributees and legatees.

     18. ADVICE OF COUNSEL. Executive acknowledges that, in executing this Agreement, Executive has had the opportunity to seek the advice of independent legal counsel, and has read and understood all of the terms and provisions of this Agreement. This Agreement shall not be construed against any party by reason of the drafting or preparation hereof.

     IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first written above.

PREMIERWEST BANCORP	EXECUTIVE
By:______________________________
Its:______________________________
Tom Anderson
PREMIERWEST BANK
By:______________________________

Its:______________________________

Exhibit A - Employment Agreement

SEPARATION AGREEMENT

     This SEPARATION AGREEMENT (this "Agreement") is entered into as of this _____ day of _______, 20_________, by and among PremierWest Bancorp, an Oregon corporation, PremierWest Bank, an Oregon-chartered bank and wholly owned subsidiary of PremierWest Bancorp (the "Bank"), and Tom Anderson (the "Executive"). (PremierWest Bancorp, the Bank, and their subsidiaries and affiliates, including any entity or organization controlling, controlled by, or under common control with PremierWest Bancorp or the Bank, are hereinafter sometimes referred to collectively or individually as the "Corporation").

     WHEREAS, Executive, PremierWest Bancorp, and the Bank entered into an Employment Agreement dated effective as of July 29, 2004 (as the same may be amended, the "Employment Agreement") which provided that the Corporation would provide certain benefits to Executive after termination of his employment under certain circumstances specified in the Employment Agreement as consideration for Executive's for release of claims against PremierWest and certain other benefits as consideration for Executive's agreement not to engage in certain competitive activities for a specified period of time;

     WHEREAS, Executive's employment will terminate on _____________, 20 ___ (the "Termination Date");

     WHEREAS, Executive has consulted with counsel of Executive's choice concerning this Agreement, or Executive has chosen not to consult with counsel, and Executive, and as applicable Executive's counsel, have had the opportunity to discuss with the Corporation the terms and conditions of this Agreement; and

     NOW THEREFORE, in consideration of these premises and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the Corporation and Executive hereby agree as follows.

     1. Consideration for Release of Claims. Provided Executive does not revoke Section 7(a) and complies with the terms of this Agreement, the Corporation will provide Executive the benefits set forth in Section 10 of the Employment Agreement.

     2.  Declared Intent Not to Compete. Executive hereby indicates that Executive intends/ does not intend [indicate by crossing through the inapplicable language] to refrain from engaging in certain activities specified in Section 2.1 ("Competitive Activities") for some period of time following termination of employment. If Executive has indicated an intent not to engage in Competitive Activities, in consideration for each month Executive refrains from engaging in Competitive Activities, the Corporation will pay Executive the monthly payments as described in Section 11 of the Employment Agreement until the earlier of (i) when Executive engages in a Competitive Activity or (ii) the end of the Optional Restriction Period, which is [one year/two years] after the date on which Executive's termination of employment becomes effective.

          2.1 Competitive Activities. Competitive Activities include:

                    (a) Becoming associated with any entity, whether as an owner, principal, partner, director, trustee, employee, agent, consultant, or stockholder (except as a holder of 1% or less of the outstanding voting stock of a company) that is engaged or proposes to engage in any business that solicits, deposits or offers loans and is located within a 30 mile radius of any of the Corporation's offices or branches (a "Competitor");

                    (b) Encouraging or soliciting or assisting any other person or firm in encouraging or soliciting any person who, during the two-year period preceding Executive's termination of employment, is or was engaged in a business relationship with the Corporation to terminate the person's relationship with the Corporation or to engage in a business relationship with a Competitor; or

                    (c) Inducing any employee of the Corporation to terminate employment with the Corporation and, either individually or as owner, principal, partner, director, trustee, agent, employee, consultant or otherwise, employing, offering employment, or causing employment to be offered to any person who is or was employed by the Corporation unless such person shall have ceased to be employed by such entity for a period of at least six months.

          2.2 Notice of Activities. If Executive has indicated above an intent not to engage in Competitive Activities, Executive will notify the Corporation before engaging in any such activities. If Executive fails to give such notice and continues to receive payments under this Section, Executive shall not be entitled to keep any payments received after engaging in a Competitive Activity.

          2.3 Not Enforceable Covenant. This is not a covenant not to compete and the Corporation may not seek injunctive relief to prohibit Executive from engaging in a Competitive Activity. If Executive chooses to engage in a Competitive Activity, the Corporation will cease making monthly payments of the consideration.

     3. Nondisclosure. Executive covenants and agrees that he will not reveal to any person, firm, or corporation any Confidential Information of any nature concerning the Corporation or concerning the business of any of them. As used in this Agreement, the term "Confidential Information" means all of the Corporation's confidential and proprietary information and trade secrets in existence on the date hereof or existing at any time during the term of this Agreement, including but not limited to -

                    (a) the whole or any portion or phase of any business plans, financial information, purchasing data, supplier data, accounting data, or other financial information,

                    (b) the whole or any portion or phase of any research and development information, design procedures, algorithms or processes, or other technical information,

                    (c) the whole or any portion or phase of any marketing or sales information, sales records, customer lists, prices, sales projections, or other sales information, and

                    (d) trade secrets, as defined from time to time by the laws of the State of Oregon.

Notwithstanding the foregoing, Confidential Information excludes information that, as of the date hereof or at any time after the date hereof, is published or disseminated without obligation of confidence or that becomes a part of the public domain (1) by or through action of the Corporation, or (2) by or through action of another person not in violation of a nondisclosure covenant with the Corporation. This Section does not prohibit disclosure required by an order of a court having jurisdiction or a subpoena from an appropriate governmental agency or disclosure made by Executive in the ordinary course of business and within the scope of his authority.

     4. Return of Materials. Executive agrees to deliver or return to the Bank upon termination of employment or as soon thereafter as possible all written information and any other similar items furnished by the Corporation or prepared by Executive in connection with his service to the Corporation. Executive will retain no copies thereof after termination of employment.

     5. Creative Work. Executive agrees that all creative work and work product, including but not limited to all technology, business management tools, processes, software, patents, trademarks, and copyrights developed by Executive during the term of his employment with the Corporation, regardless of when or where such work or work product was produced, constitutes work made for hire, all rights of which are owned by the Corporation. Executive hereby assigns to PremierWest Bancorp and to the Bank all rights, title, and interest, whether by way of copyrights, trade secret, trademark, patent, or otherwise, in all such work or work product, regardless of whether the same is subject to protection by patent, trademark, or copyright laws.

     6.  Agreement to Cooperate with the Corporation Through the Date of Termination. Executive agrees to cooperate as directed by the Corporation with the Corporation and its customers through the Termination Date and throughout the term of any post-employment consulting agreement, if any. If Executive fails to cooperate to the Corporation's satisfaction as reasonably determined by the Corporation, Executive shall be deemed to have resigned for purposes of determining benefits under the Employment Agreement, but the other provisions of this Agreement shall remain in full force and effect.

     7.  Release of Claims .

                    (a) Release and Covenant Not to Sue. As consideration for receipt of certain benefits specified in the Employment Agreement, Executive, on his or her own behalf and on behalf of Executive's heirs, executors, successors, and assigns hereby releases the Corporation, its directors, officers, executives, managers, and employees from any and all debts, claims, demands, rights, actions, causes of action, suits, or damages whatsoever and of every kind and nature, whether known or unknown, contingent or otherwise (collectively the "Claims"), against the Corporation and the others released herein, relating to or arising out of Executive's termination, except to the extent such Claims cannot under applicable law be released.

Executive also covenants not to sue or file or cause to be filed any complaint with any federal, state, or local agency or in any court against the Corporation or the others released herein regarding any matter related to Executive's termination of employment with the Corporation, including but not limited to any Claims under the Age Discrimination in Employment Act or any similar federal, state or local law, except to the extent such Claims cannot under applicable law be released. The release of liability set forth herein does not extend to rights or claims that may arise from events occurring after execution of this Agreement, including but not limited to claims for the enforcement of this Agreement, or to Executive's exercise of rights under the Consolidated Omnibus Budget Reconciliation Act of 1986 to continued insurance, if applicable.

                    (b) Acceptance and Revocation Period. Executive shall have a period of 21 days from the date of delivery of this Agreement to accept Section 7(a) of this Agreement. Executive shall have a period of seven days after his execution of this Agreement during which Executive may revoke his acceptance of Section 7(a) of this Agreement by providing written notice of revocation to PremierWest Bancorp. Any such acceptance or revocation must be addressed to the Chairman, PremierWest Bancorp, 503 Airport Road, Medford, Oregon 97504 or such other address as Executive may be directed in writing by PremierWest Bancorp to provide such acceptance or revocation. To be effective, the acceptance or revocation must be received no later than 5:00 p.m. Pacific Time within the applicable time period. The 21-day acceptance period may be waived by Executive, but the seven-day revocation period may not be waived. If Executive's acceptance of Section 7(a) of this Agreement is not affirmatively revoked in writing by Executive during the seven-day revocation period, it shall be deemed to have been accepted and not revoked. Section 7(a) of this Agreement shall not be effective or enforceable until the seven-day revocation period has expired. If Executive properly executes his right to revoke acceptance of Section 7(a), the remainder of this Agreement shall nevertheless remain in full force and effect.

     8. No Admission of Wrongdoing. Executive acknowledges and agrees that nothing in this Agreement constitutes or shall be construed as an admission of liability or wrongdoing on the part of the Corporation or the others released herein.

     9. Successors. This Agreement shall be binding upon and inure to the benefit of and be enforceable by the Corporation and its successors and assigns.

     10. Severabilitv. The provisions of this Agreement shall be deemed severable. The invalidity or unenforceability of any provision shall not affect the validity or enforceability of the other provisions of this Agreement. Any provision held to be invalid or unenforceable shall be reformed to the extent (and only to the extent) necessary to make it valid and enforceable.

     11. Governing Law. The validity, interpretation, construction and performance of this Agreement shall be governed by and construed in accordance with the substantive laws of the State of Oregon, without giving effect to the principles of conflict of laws of such State.

     12. Arbitration. The parties agree to submit any dispute arising under this Agreement to final, binding, private arbitration in Medford, Oregon. The disputes subject to arbitration include not only disputes involving the meaning or performance of the Agreement, but disputes about its negotiation, drafting, or execution. The dispute will be determined by a single arbitrator and governed by the then-existing rules of arbitration procedure in Jackson County Circuit Court, except as set forth herein. Instead of filing of a civil complaint in Jackson County Circuit Court, a party will commence the arbitration process by noticing the other party.

The parties will choose an arbitrator who specializes in employment conflicts from the arbitration list for Jackson County Circuit Court. If the parties are unable to agree on an arbitrator within ten (10) days of receipt of the list of arbitrators, each party will select one attorney from the list, and those two attorneys shall select the arbitrator from the list (with each of the two selecting attorneys then concluding their services and each being compensated by the party selecting each attorney, subject to recovery of such fees under Section 13). The arbitrator may charge his or her standard arbitration fees rather than the fees prescribed in the Jackson County Circuit Court arbitration procedures. The arbitrator will have full authority to determine all issues, including arbitrability, to award any remedy, including permanent injunctive relief, and to determine any request for attorneys' fees, costs and expenses in accordance with Section 13. There shall be no right to review of the arbitrator's decision in court. The arbitrator's award may be reduced to final judgment or decree in Jackson County Circuit Court.

     13. Expense/Attorneys' Fees. The prevailing party shall be awarded all costs and expenses of the proceeding, including, but not limited to, attorneys' fees, filing and service fees, witness fees, and arbitrators' fees. If arbitration is commenced, the arbitrator will have full authority and complete discretion to determine the "prevailing party" and the amount of costs and expenses to be awarded.

     14. Injuctive Relief. Notwithstanding any other provision of this Agreement, an aggrieved party may seek a temporary restraining order or preliminary injunction in Jackson County Circuit Court to preserve the status quo during the arbitration proceeding, provided however, that the party seeking relief agrees that ultimate resolution of the dispute will still be determined through arbitration and not through court process. The filing of the court action for injunctive relief shall not hinder or delay the arbitration process.

     15. This Agreement is Not Exclusive. This Agreement does not supersede any other agreement to which Executive may be party with the Corporation relating to noncompetition, nondisclosure, or the other matters referred to in this Agreement, whether those noncompetition, nondisclosure, or other provisions are contained in an employment agreement, a severance agreement, a salary continuation agreement, or any other agreement. This Agreement is in addition to any such other agreement(s). In case of conflict between this Agreement, on one hand, and any such other agreement(s), on the other, the Corporation shall have sole and exclusive authority to determine whether this Agreement or such other agreement(s) shall govern in the particular case and whether to enforce its rights under this Agreement, under such other agreement(s), or under both.

     16. Defined Terms. Terms used but not defined in this Agreement shall have the meanings given to them in the Employment Agreement.

[Signature Page to Follow]

     IN WITNESS WHEREOF, Executive, PremierWest Bancorp, and the Bank have executed this Separation Agreement effective as of the day and year first set forth above.

PREMIERWEST BANCORP: By: ____________________________ Its: ______________________________ PREMIERWEST BANK By: ____________________________ Its: _____________________________

     By signing below, I hereby agree to and accept all provisions of this Separation Agreement, specifically including but not limited to the release and covenant not to sue that is set forth in Section 7(a) of this Separation Agreement. I understand that I have seven days after the date of my execution of this Separation Agreement to revoke my acceptance of the release and covenant not to sue contained in Section 7(a) of the Separation Agreement, and that if I do not revoke my acceptance by 5:00 p.m. Pacific Time on that date the release and covenant not to sue will become effective. I understand that if I do revoke my acceptance of the release and covenant not to sue, I will forfeit all consideration for the release of claims as set forth in Section 10 of the Employment Agreement.

EXECUTIVE: By: ___________________________________ Tom Anderson
                                                                                                       Date signed: _________________, 20___

EXHIBIT 10.6

EXECUTIVE DEFERRED COMPENSATION AGREEMENT

FOR TOM ANDERSON

PremierWest Bank

EXECUTIVE DEFERRED COMPENSATION AGREEMENT

     THIS AGREEMENT is made July 29, 2004 by and among PremierWest Bancorp, an Oregon corporation ("Bancorp"), PremierWest Bank, an Oregon-chartered bank (the "Bank"), and Tom Anderson (the "Executive").

INTRODUCTION

     To encourage the Executive to remain an employee of the Bank, the Bank is willing to provide to the Executive a deferred compensation opportunity together with matching contributions by the Bank. The Bank will pay the Executive's benefits from the Bank's general assets.

AGREEMENT

The Executive and the Bank agree as follows:

Article 1
Definitions

Whenever used in this Agreement, the following words and phrases shall have the meanings specified:

     1.1  "Change in Control" means any of the following events occur -
    (a)  Merger. Bancorp merges into or consolidates with another corporation, or merges another corporation into Bancorp, and as a result less than 50% of the combined voting power of the resulting corporation immediately after the merger or consolidation is held by persons who were the holders of Bancorp's voting securities immediately before the merger or consolidation. For purposes of this Agreement, the term "person" means an individual, corporation, partnership, trust, association, joint venture, pool, syndicate, sole proprietorship, unincorporated organization or other entity,

    (b)  Acquisition of Significant Share Ownership. (1) a report on Schedule 13D or another form or schedule (other than Schedule 13G) is filed or is required to be filed under sections 13(d) or 14(d) of the Securities Exchange Act of 1934, if the schedule discloses that the filing person or persons acting in concert has or have become the beneficial owner of 25% or more of a class of Bancorp's voting securities, or (2) a person or persons acting in concert has or have become the beneficial owner of 10% or more of a class of Bancorp's voting securities and the person or the person's or group's nominee becomes the Chairman of the Board of Bancorp, but this paragraph (b) shall not apply to beneficial ownership of voting shares of Bancorp held in a fiduciary capacity by an entity in which Bancorp directly or indirectly beneficially owns 50% or more of the outstanding voting securities,

    (c)  Change in Board Composition, during any period of two consecutive years, individuals who constitute Bancorp's board of directors at the beginning of the two-year period cease for any reason to constitute at least a majority thereof; provided, however, that - for purposes of this paragraph (c) - each director who is first elected by the board (or first nominated by the board for election by stockholders) by a vote of at least two-thirds (2/3) of the directors who were directors at the beginning of the period shall be deemed to have been a director at the beginning of the two-year period, or

    (d) Sale of Assets. Bancorp sells to a third party all or substantially all of Bancorp's assets. For this purpose, sale of all or substantially all of Bancorp's assets includes sale of the shares or assets of the Bank.

    1.2  "Code" means the Internal Revenue Code of 1986, as amended.

    1.3  "Compensation" means both salary and bonus compensation that would be paid to the Executive during a Plan Year.

    1.4 "Deferral Account" means the Bank's accounting of the Executive's accumulated Deferrals plus accrued interest.

    1.5 "Deferrals" means the amount of the Executive's Compensation that the Executive elects to defer according to this Agreement.

    1.6 "Disability" means the Participant's suffering a sickness, accident or injury which has been determined by the carrier of any individual or group disability insurance policy covering the Participant, or by the Social Security Administration, to be a disability rendering the Participant totally and permanently disabled. The Participant must submit proof to the Bank of the carrier's or Social Security Administration's determination upon the request of the Bank.

    1.7  "Effective Date" means July 29, 2004.

    1.8  "Election Form" means the Form attached as Exhibit 1.

    1.9  "Normal Retirement Age" means the Executive's 62nd birthday.

    1.10 "Normal Retirement Date" means the later of the Normal Retirement Age or Termination of Employment.

    1.11  "Plan Year" means the calendar year.

    1.12  "Termination for Cause" means the definition of termination for cause specified in any employment agreement existing on the date hereof or hereafter entered into between the Executive and the Bancorp or the Bank. If the Executive is not a party to an employment agreement containing a definition of termination for cause, Termination for Cause means the Bank has terminated the Executive's employment for any of the following reasons:

    (a)  Gross negligence or gross neglect of duties;

    (b)  Commission of a felony or commission of a misdemeanor involving moral turpitude; or

    (c)  Fraud, disloyalty or willful violation of any law or significant Bank policy committed in connection with the Executive's employment and resulting in an adverse effect on the Bank.
    1.13 "Terminationof Employment" means that the Executive ceases to be employed by the Bank for any reason, voluntary or involuntary, other than by reason of a leave of absence approved by the Bank.

Article 2

  Deferral Election

    2.1 Initial Election. The Executive shall make an initial deferral election under this Agreement by filing with the Bank a signed Election Form within 30 days after the Effective Date of this Agreement. The Election Form shall set forth the amount of Compensation to be deferred and shall be effective to defer only Compensation earned after the date the Election Form is received by the Bank. In no event can the Executive's Deferrals for any Plan Year exceed 75% of the Executive's Compensation for that Plan Year.

    2.2  Election Changes

        2.2.1 Generally. Upon the Bank's approval, the Executive may modify the amount of Compensation to be deferred annually by filing a new Election Form with the Bank prior to the beginning of the Plan Year in which the Compensation is to be deferred. The modified deferral election shall not be effective until the calendar year following the year in which the subsequent Election Form is received and approved by the Bank.

      2.2.2 Hardship. If an unforeseeable financial emergency arising from the death of a family member, divorce, sickness, injury, catastrophe or similar event outside the control of the Executive occurs, the Executive, by written instructions to the Bank, may reduce future deferrals under this Agreement as soon as is practically possible for the Bank to process such instruction.

Article 3
Deferral Account

    3.1 Establishing and Crediting. The Bank shall establish a Deferral Account on its books for the Executive and shall credit to the Deferral Account the following amounts:

        3.1.1 Deferrals. The portion of the Compensation deferred by the Executive as of the time the Compensation would have otherwise been paid to the Executive.

        3.1.2 Interest. At the end of each Plan Year under this Agreement but only until commencement of the benefit payments under this Agreement or until a Change in Control has occurred, interest is to be credited on the account balance at an annual rate equal to the Bank's ROE (return on equity) for that Plan Year, compounded monthly, with a maximum crediting rate of 18% and a minimum credit rate of 7%. In the event the Executive and the Bank do not agree on what the Bank's ROE was for a particular Plan Year, the Executive and the Bank agree that the ROE derived from the quarterly report of condition filed by the Bank with the Federal Deposit Insurance Corporation for the fourth quarter of any year shall be the ROE for purposes of this Agreement's interest rate matching contribution. The quarterly report of condition is the report required to be filed under Section 7(a) of the Federal Deposit Insurance Act. If a Change in Control has occurred or if benefit payments have commenced, the Bank will not continue to credit interest pursuant to the ROE formula but rather will credit interest at an annual rate of interest, compounded monthly, on the remaining account balance during any applicable installment period, equal to the highest "Prime Rate" as published in the Wall Street Journal's "Money Rates" section. The interest credited each Plan Year shall be determined by reference to the "Prime Rate" as of the last business day of the preceding Plan Year.

    3.2 Statement of Accounts. Within 120 days after the end of each Plan Year, the Bank shall provide to the Executive a statement setting forth the Deferral Account balance.

    3.3 Accounting Device Only. The Deferral Account is solely a device for measuring amounts to be paid under this Agreement. The Deferral Account is not a trust fund of any kind. The Executive is a general unsecured creditor of the Bank for the payment of benefits. The benefits represent the mere promise of the Bank to pay such benefits. The Executive's rights are not subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, attachment, or garnishment by the Executive's creditors.

Article 4
Benefits During Lifetime

    4.1 Normal Retirement Benefit. Upon the Normal Retirement Date, the Bank shall pay to the Executive the benefit described in this Section 4.1 in lieu of any other benefit under this Agreement.

      4.1.1 Amount of Benefit. The benefit under this Section 4.1 is the Deferral Account balance at the Executive's Normal Retirement Date.

        4.1.2 Payment of Benefit. The Bank shall pay the benefit to the Executive in the form elected by the Executive in the Election Form commencing with the month following the Executive's Normal Retirement Date. If the Executive elects payment of the benefit as other than a lump sum, the Bank will not continue to credit interest pursuant to the ROE formula of Section 3.1.2 but rather will credit interest at Prime Rate as defined in Section 3.1.2.

    4.2 Early Retirement Benefit. Upon Termination of Employment prior to the Normal Retirement Age for reasons other than death, or Disability, the Bank shall pay to the Executive the benefit described in this Section 4.2 in lieu of any other benefit under this Agreement.

        4.2.3 Amount of Benefit. The benefit under this Section 4.2 is the Deferral Account balance at the Executive's Termination of Employment.

      4.2.4 Payment of Benefit. The Bank shall pay the benefit to the Executive in the form elected by the Executive in the Election Form commencing the month following the last cash payment pursuant to Section 11 of the Employment Agreement between the Executive, Bancorp and the Bank dated July 29, 2004 (the "Employment Agreement") is paid by the Bank or Bancorp to the Executive or if no cash payment is made pursuant to Section 11 of the Employment Agreement, the month following Executive's Termination of Employment. If the Executive elects payment of the benefit as other than a lump sum, the Bank will not continue to credit interest pursuant to the ROE formula of Section 3.1.2 but rather will credit interest at Prime Rate as defined in Section 3.1.2.

    4.3 Disability Benefit. If the Executive terminates employment due to Disability prior to Normal Retirement Age, the Bank shall pay to the Executive the benefit described in this Section 4.3  in lieu of any other benefit under this Agreement.

        4.3.1 Amount of Benefit. The benefit under this Section 4.3 is the Deferral Account balance at the Executive's Termination of Employment.

        4.3.2 Payment of Benefit. The Bank shall pay the benefit to the Executive in the form elected by the Executive in the Election Form commencing with the month following the Executive's Termination of Employment. If the Executive elects payment of the benefit as other than a lump sum, the Bank will not continue to credit interest pursuant to the ROE formula of Section 3.1.2 but rather will credit interest at Prime Rate as defined in Section 3.1.2.

    4.4 Hardship Distribution. Upon the Board of Director's determination (following petition by the Executive) that the Executive has suffered an unforeseeable financial emergency as described in Section 2.2.2, the Bank shall distribute to the Executive all or a portion of the Deferral Account balance as determined by the Bank, but in no event shall the distribution be greater than is necessary to relieve the financial hardship.

Article 5
Death Benefits

     5.1 Death During Active Service. If the Executive dies while in the employment of the Bank, the Bank shall pay to the Executive's beneficiary the Early Retirement Benefit described in Section 4.2.1 commencing the month after the Executive's death, in lieu of any other benefit under this Agreement.

     5.2 Death During Payment of a Benefit. If the Executive dies after any benefit payments have commenced under this Agreement but before receiving all such payments, the Bank shall pay the remaining benefits to the Executive's beneficiary at the same time and in the same amounts they would have been paid to the Executive had the Executive survived.

     5.3 Death After Termination of Employment But Before Benefit Payments Commence. If the Executive is entitled to benefit payments under this Agreement, but dies prior to the commencement of said benefit payments, the Bank shall pay the same benefit payments to the Executive's beneficiary that the Executive was entitled to prior to death except that the benefit payments shall commence on the first day of the month following the date of the Executive's death.

Article 6
Beneficiaries

     6.1 Beneficiary Designations. The Executive shall designate a beneficiary by filing a written designation with the Bank. The Executive may revoke or modify the designation at any time by filing a new designation. However, designations will only be effective if signed by the Executive and received by the Bank during the Executive's lifetime. The Executive's beneficiary designation shall be deemed automatically revoked if the beneficiary predeceases the Executive or if the Executive names a spouse as beneficiary and the marriage is subsequently dissolved. If the Executive dies without a valid beneficiary designation, all payments shall be made to the Executive's estate.

     6.2 Facility of Payment. If a benefit is payable to a minor, to a person declared incompetent, or to a person incapable of handling the disposition of his or her property, the Bank may pay such benefit to the guardian, legal representative or person having the care or custody of such minor, incompetent person or incapable person. The Bank may require proof of incompetence, minority or guardianship as it may deem appropriate prior to distribution of the benefit. Such distribution shall completely discharge the Bank from all liability with respect to such benefit.

Article 7
General Limitations

     7.1 Termination for Cause. Notwithstanding any provision of this Agreement to the contrary, the Bank shall not pay any benefit under this Agreement that is in excess of the Executive's Deferrals (i.e., the amount deferred under Section 3.1.1 and the interest earned on the Deferral Account) if Termination of Employment is due to the Executive's actions resulting in Termination for Cause. The Executive's Deferrals shall be paid to the Executive in a manner to be determined by the Bank. No interest shall be credited to the Deferrals during any applicable installment period.

Article 8
Claims and Review Procedures

   8.1 Claims Procedure. A participant or beneficiary ("claimant") who has not received benefits under the Agreement that he or she believes should be paid shall make a claim for such benefits as follows:

        8.1.1 Initiation - Written Claim. The claimant initiates a claim by submitting to the Bank a written claim for the benefits.

        8.1.2 Timing of Bank Response. The Bank shall respond to such claimant within 90 days after receiving the claim. If the Bank determines that special circumstances require additional time for processing the claim, the Bank can extend the response period by an additional 90 days by notifying the claimant in writing, prior to the end of the initial 90-day period, that an additional period is required. The notice of extension must set forth the special circumstances and the date by which the Bank expects to render its decision.

    8.1.3 Notice of Decision. If the Bank denies part or all of the claim, the Bank shall notify the claimant in writing of such denial. The Bank shall write the notification in a manner calculated to be understood by the claimant. The notification shall set forth:

                (a)  The specific reasons for the denial,

                (b)  A reference to the specific provisions of the Agreement on which the denial is based,

            (c) A description of any additional information or material necessary for the claimant to perfect the claim and an explanation of why it is needed,

            (d) An explanation of the Agreement's review procedures and the time limits applicable to such procedures, and

            (e) A statement of the claimant's right to bring a civil action under ERISA (Employee Retirement Income Security Act of 1974, 29 U.S.C. Section 1001, et. seq.) Section 502(a) following an adverse benefit determination on review.

    8.2 Review Procedure. If the Bank denies part or all of the claim, the claimant shall have the opportunity for a full and fair review by the Bank of the denial, as follows:

        8.2.1 Initiation - Written Request. To initiate the review, the claimant, within 60 days after receiving the Bank's notice of denial, must file with the Bank a written request for review.

        8.2.2 Additional Submissions - Information Access. The claimant shall then have the opportunity to submit written comments, documents, records and other information relating to the claim. The Bank shall also provide the claimant, upon request and free of charge, reasonable access to, and copies of, all documents, records and other information relevant (as defined in applicable ERISA regulations) to the claimant's claim for benefits.

        8.2.3 Considerations on Review. In considering the review, the Bank shall take into account all materials and information the claimant submits relating to the claim, without regard to whether such information was submitted or considered in the initial benefit determination.

        8.2.4 Timing of Bank Response. The Bank shall respond in writing to such claimant within 60 days after receiving the request for review. If the Bank determines that special circumstances require additional time for processing the claim, the Bank can extend the response period by an additional 60 days by notifying the claimant in writing, prior to the end of the initial 60-day period, that an additional period is required. The notice of extension must set forth the special circumstances and the date by which the Bank expects to render its decision.

        8.2.5 Notice of Decision. The Bank shall notify the claimant in writing of its decision on review. The Bank shall write the notification in a manner calculated to be understood by the claimant. The notification shall set forth:

             (a)  The specific reasons for the denial,

            (b)  A reference to the specific provisions of the Agreement on which the denial is based,

            (c) A statement that the claimant is entitled to receive, upon request and free of charge, reasonable access to, and copies of, all documents, records and other information relevant (as defined in applicable ERISA regulations) to the claimant's claim for benefits, and

            (d) A statement of the claimant's right to bring a civil action under ERISA Section 502(a).

Article 9
Amendments and Termination

     This Agreement may be amended or terminated only by a written agreement signed by the Bank and the Executive.

     Notwithstanding the previous paragraph in this Article 9, the Bank may amend or terminate this Agreement at any time if, pursuant to legislative, judicial or regulatory action, continuation of the Agreement would (i) cause benefits to be taxable to the Executive prior to actual receipt, or (ii) result in significant financial penalties or other significantly detrimental ramifications to the Bank (other than the financial impact of paying the benefits). In no event shall this Agreement be terminated under this section without payment to the Executive of the Deferral Account balance attributable to the Executive's Deferrals and interest credited on such amounts,

Article 10
Miscellaneous

     10.1 Binding Effect. This Agreement shall bind the Executive and the Bank and their beneficiaries, survivors, executors, administrators and transferees.

     10.2 No Guarantee of Employment. This Agreement is not a contract for employment. It does not give the Executive the right to remain an employee of the Bank, nor does it interfere with the Bank's right to discharge the Executive. It also does not require the Executive to remain an employee nor interfere with the Executive's right to terminate employment at any time.

     10.3 Non-Transferability. Benefits under this Agreement cannot be sold, transferred, assigned, pledged, attached or encumbered in any manner.

     10.4 Tax Withholding. The Bank shall withhold any taxes that are required to be withheld from the benefits provided under this Agreement.

     10.5 Applicable Law. The Agreement and all rights hereunder shall be governed by the laws of Oregon, except to the extent the laws of the United States of America otherwise require.

     10.6 Unfunded Arrangement. The Executive and the Executive's beneficiary are general unsecured creditors of the Bank for the payment of benefits under this Agreement. The benefits represent the mere promise by the Bank to pay such benefits. The rights to benefits are not subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, attachment, or garnishment by creditors. Any insurance on the Executive's life is a general asset of the Bank to which the Executive and the Executive's beneficiary have no preferred or secured claim.

     10.7 Reorganization. The Bank shall not merge or consolidate into or with another Bank, or reorganize, or sell substantially all of its assets to another Bank, firm, or person unless such succeeding or continuing Bank, firm, or person agrees to assume and discharge the obligations of the Bank under this Agreement. Upon the occurrence of such event, the term "Bank" as used in this Agreement shall be deemed to refer to the successor or survivor Bank.

     10.8 Entire Agreement. This Agreement constitutes the entire agreement between the Bank and the Executive as to the subject matter hereof. No rights are granted to the Executive by virtue of this Agreement other than those specifically set forth herein.

     10.9 Administration. The Bank shall have powers which are necessary to administer this Agreement, including but not limited to:

            (a)  Interpreting the provisions of the Agreement;

            (b)  Establishing and revising the method of accounting for the Agreement;

            (c)  Maintaining a record of benefit payments; and

            (d)  Establishing rules and prescribing any forms necessary or desirable to administer the Agreement.

     10.10 Named Fiduciary. For purposes of the Employee Retirement Income Security Act of 1974, if applicable, the Bank shall be the named fiduciary and plan administrator under this Agreement. The named fiduciary may delegate to others certain aspects of the management and operation responsibilities of the plan including the employment of advisors and the delegation of ministerial duties to qualified individuals.

     IN WITNESS WHEREOF, the Executive and a duly authorized Bank officer have signed this Agreement.

Executive: ______________________________ Tom Anderson	Bank: PREMIERWEST BANCORP: By: ____________________________ Its: ______________________________

EXHIBIT 1 TO
PremierWest Bank
EXECUTIVE DEFERRED COMPENSATION AGREEMENT

Deferral Election

I elect to defer my Compensation pursuant to this Agreement with the Bank, as follows:

Amount of Deferral	Duration
[Initial and Complete one]	[Initial One]
______ I elect to defer ____% of my	______ One Year only
Compensation annually.	______ For ______ [Insert Number] Years
______ I elect to defer $______ of my	______ Until Termination of Employment
Compensation annually.	______ Until ______ , ______ (Date)
______ I elect not to defer any of my
Compensation

Form of Benefit

I elect to receive benefits under the Agreement in the following form:

[Initial One]

___ Lump Sum

___ Equal monthly installments for One Hundred Twenty (120) months

I understand that I may not change the form of benefit elected, even if I later change the amount of my deferrals under the Agreement without written approval of the Board of Directors of the Bank.

Upon the Bank's approval, I understand that I may change the amount and duration of my deferrals by filing a new election form with the Bank; provided, however, that any subsequent election will not be effective until the calendar year following the year in which the new election is received by the Bank.

Signature: _____________________________
Date: _____________________________

Received by the Bank this _________ day of ___________________, ______________.

By: _______________________________
Title: ______________________________

Beneficiary Designation

PremierWest Bank
EXECUTIVE DEFERRED COMPENSATION AGREEMENT

I designate the following as beneficiary of benefits under this Agreement payable following my death:

Primary: ___________________________________________________________________________

Contingent:

___________________________________________________________________________

Note: To name a trust as beneficiary, please provide the name of the trustee(s) and the exact name and date of the trust agreement.

I understand that I may change these beneficiary designations by filing a new written designation with the Bank. I further understand that the designations will be automatically revoked if the beneficiary predeceases me, or, if I have named my spouse as beneficiary and our marriage is subsequently dissolved.

Signature: _____________________________
Date: _____________________________

Received by the Bank this _________ day of ___________________, ______________.

By: _______________________________
Title: ______________________________

EXHIBIT 10.7

SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN AGREEMENT

FOR TOM ANDERSON

PremierWest Bank

SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN AGREEMENT
( SERP)

     THIS SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN AGREEMENT (this "Agreement") is effective as of July 29, 2004, by and between PremierWest Bank, an Oregon-chartered, FDIC-insured bank with its main office in Medford, Oregon (the "Bank"), and Tom Anderson, (the "Executive").

     WHEREAS, the Executive has contributed substantially to the success of the Bank and its parent corporation, PremierWest Bancorp ("Bancorp"), and the Bank desires that the Executive continue in its employ;

     WHEREAS, to encourage the Executive to remain an employee of the Bank, the Bank is willing to provide supplemental retirement benefits to the Executive, payable out of the Bank's general assets;

     WHEREAS, none of the conditions or events included in the definition of the term "golden parachute payment" contained in section 18(k)(4)(A)(ii) of the Federal Deposit Insurance Act [12 U.S.C. 1828(k)(4)(A)(ii)] and in Federal Deposit Insurance Corporation Rule 359.1(f)(l)(ii) [12 CFR 359.1(f)(l)(ii)] exists or, to the best knowledge of the Bank, is contemplated insofar as the Bank is concerned;

     Now THEREFORE, in consideration of the foregoing premises and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

ARTICLE 1
Definitions

Whenever used in this Agreement, the following terms shall have the meanings specified:

        1.1 "Base Salary" means the annual base compensation, not including any bonuses or benefits, paid to the Executive.

        1.2 "Cause" shall have the definition given in any employment or severance agreement with the Bank to which the Executive is or hereafter may be a party. If the term "Cause" is not so defined, whether the Executive is terminated for Cause shall be determined by the Board of Directors in its sole discretion.

        1.3  "Change in Control" means if any one of the following events occurs:

    (a) Merger. Bancorp merges into or consolidates with another corporation, or merges another corporation into Bancorp, and as a result less than 50% of the combined voting power of the resulting corporation immediately after the merger or consolidation is held by persons who were the holders of Bancorp's voting securities immediately before the merger or consolidation;

     (b) Acquisition of Significant Share Ownership. A report on Schedule 13D or another form or schedule (other than Schedule 13G) is filed or is required to be filed under sections 13(d) or 14(d) of the Securities Exchange Act of 1934, if the schedule discloses that the filing person or persons acting in concert has or have become the beneficial owner of 25% or more of a class of Bancorp's voting securities, but this paragraph (b) shall not apply to beneficial ownership of voting shares of Bancorp held in a fiduciary capacity by an entity in which Bancorp directly or indirectly beneficially owns 50% or more of the outstanding voting securities;

     (c) Change in Board Composition. During any period of two consecutive years, individuals who constitute Bancorp's board of directors at the beginning of the two-year period cease for any reason to constitute at least a majority thereof; provided, however, that for purposes of this paragraph (c) each director who is first elected by the board (or first nominated by the board for election by stockholders) by a vote of at least two-thirds (2/3) of the directors who were directors at the beginning of the period shall be deemed to have been a director at the beginning of the two-year period; or

     (d) Sale of Assets. Bancorp sells to a third party all or substantially all of Bancorp's assets. For this purpose, sale of all or substantially all of Bancorp's assets includes sale of the shares or assets of the Bank.

        1.4 "Disability" means the Executive suffers a sickness, accident or injury which has been determined by the carrier of any individual or group disability insurance policy covering the Executive, or by the Social Security Administration, to be a disability rendering the Executive totally and permanently disabled. The Executive must submit proof to the Bank of the carrier's or Social Security Administration's determination upon the request of the Bank.

        1.5 "Disability Retirement" means termination of the Executive's employment due to Disability.

        1.6 "Early Retirement" means the Executive's Termination of Employment with the Bank before Normal Retirement Age for reasons other than death, Disability, Termination under Article 5 of this Agreement, termination without Cause or termination with Good Reason, and any termination other than termination for Cause more than six (6) months after a Change in Control.

        1.7  "Early Retirement Date" means the month, day and year in which Early Retirement occurs.

        1.8  "Effective Date" means July 29, 2004.

        1.9  "Good Reason " shall have the definition given in any employment or severance agreement with the Bank as that term is defined in any employment or severance agreement to which the Executive is or may hereafter be a party. If the term "Good Reason" is not so defined, it means:
    (a)  a material reduction in Executive's title or responsibilities;

    (b)  a reduction in Base Salary as in effect on the date of a Change in Control;

    (c)  requiring the Executive to change his or her principal work location, to any location that is more than 15 miles from the location of the Bank's principal executive offices on the date of this Agreement;

     (d) the adverse and substantial alteration in the nature and quality of the office space within which the Executive performs his or her duties, including the size and location thereof, as well as the secretarial and administrative support provided to the Executive;

     (e) the failure by the Bank to continue to provide the Executive with compensation and benefits substantially similar to those provided to the Executive under any of the employee benefit plans in which the Executive becomes a participant, or the taking of any action by the Bank which would directly or indirectly materially reduce any of such benefits or deprive the Executive of any material fringe benefit to which the Executive was entitled at the time of the Change in Control; or

     (f) the failure of a successor or assign of the Bank to assume and agree to perform this Agreement, if assignment and assumption does not occur under operation of law.

        1.10  "Normal Retirement Date" means the Executive's 62nd birthday.

        1.12  "Person" means an individual, corporation, partnership, trust, association, joint venture, pool, syndicate, sole proprietorship, unincorporated organization or other entity.

        1.13 "Plan Year" means a twelve-month period commencing on January 1, and ending on the last day of December of each year. The initial Plan Year shall commence on the Effective Date of this Agreement.

        1.14 "Termination of Employment" with the Bank means that the Executive shall have ceased to be employed by the Bank for any reason whatsoever, excepting a leave of absence approved by the Bank. For purposes of this Agreement, if there is a dispute over the employment status of the Executive or the date of termination of the Executive's employment, the Bank shall have the sole and absolute right to decide the dispute, unless a Change in Control shall have occurred.

ARTICLE 2
Lifetime Benefits

        2.1 Normal Retirement Benefit. Upon the Executive's Termination of Employment on or after the Normal Retirement Date for reasons other than death, the Bank shall pay to the Executive the benefit described in this Section 2.1 instead of any other benefit under this Agreement.

                2.1.3 Amount of Benefit. The annual benefit under this Section 2.1 shall be calculated as a percentage of Base Salary. The applicable percentage is the percentage corresponding to the Plan Year in which the Normal Retirement Date occurs as shown on Schedule A. In its sole discretion, the Bank's board of directors may increase the applicable percentage and such increase shall be reflected on a revised Schedule A.

                2.1.4 Payment of Benefit. Beginning the month after termination of employment following the Executive's Normal Retirement Date, the Bank shall pay the annual benefit to the Executive in 12 equal monthly installments on the first day of each month. The annual benefit shall be paid to the Executive for 15 years.

        2.2 Early Retirement/ Disability Retirement Benefit. Upon Early Retirement or Disability Retirement, the Bank shall pay to the Executive the benefit described in this Section 2.2 instead of any other benefit under this Agreement.

            2.2.3 Amount of Benefit. The annual benefit under this Section 2.2 is calculated as a percentage of Base Salary. The applicable percentage is the percentage corresponding to the Plan Year in which Early Retirement or Disability

Retirement, as appropriate, occurs as shown on Schedule A. In its sole discretion, the Bank's board of directors may increase the applicable percentage and such increase shall be reflected on a revised Schedule A.

                2.2.4 Payment of Benefit. Beginning the month after the Normal Retirement Date, the Bank shall pay the annual benefit to the Executive in 12 equal monthly installments on the first day of each month. The annual benefit shall be paid to the Executive for 15 years.

        2.3 Premature Termination Benefit. If the Executive's employment with the Bank is terminated by the Bank without Cause or by the Executive for Good Reason, the Bank shall pay to the Executive the benefit described in this Section 2.3 instead of any other benefit under this Agreement.

            2.3.1 Amount of Benefit. The annual benefit under this Section 2.3 is calculated as a percentage of Base Salary. The applicable percentage is the percentage, as shown on Schedule A corresponding to the Plan Year three (3) years after the Plan Year in which the termination of employment occurs. In its sole discretion, the Bank's board of directors may increase the applicable percentage and such increase shall be reflected on a revised Schedule A.

            2.3.2 Beginning the month after termination, the Bank shall pay the annual benefit to the Executive in 12 monthly installments on the first day of each month. The annual benefit shall be paid to the Executive for 15 years.

        2.4 Change-in-Control Retention Benefit. If more than six (6) months after a Change in Control the Executive's employment is terminated for any reason other than for Cause, the Bank shall pay to the Executive the benefit described in this Section 2.4 instead of any other benefit under this Agreement.

                2.4.1 Amount of Benefit. The annual benefit under this Section 2.4 is calculated as a percentage of Base Salary. The applicable percentage is the percentage, as shown on Schedule A corresponding to the Plan Year three (3) years after the Plan Year in which the termination of employment occurs. In its sole discretion, the Bank's board of directors may increase the applicable percentage and such increase shall be reflected on a revised Schedule A.

            2.4.2 Payment of Benefit. Beginning the month after termination, the Bank shall pay the annual benefit to the Executive in 12 monthly installments on the first day of each month. The annual benefit shall be paid to Executive for 15 years.

        2.5 Petition for Payment in Lump Sum. The Executive or the Executive's designated beneficiary or estate, as appropriate, may petition the board of directors to have the benefit under this Article 2 paid to the Executive in a single lump sum. The board of directors shall have sole and absolute discretion about whether to pay the remaining benefit in a single lump sum. The amount of the lump sum payment shall equal the present value of the stream of payments to which the Executive is entitled using a discount rate equal to the Prime Rate published in the Wall Street Journal's "Money Rates" section on the date the board of directors approves the lump sum payment and the lump sum payment shall be made within 30 days of the board's approval. If payment of the remaining benefit is paid in a single lump sum, the Bank shall have no further obligations under this Agreement.

ARTICLE 3
Death Benefits

     3.1 Death During Active Service. Except as provided in Section 5.1, if the Executive dies in active service to the Bank before the Normal Retirement Date, Executive's designated beneficiary is entitled to receive the benefit in this Section 3.1 instead of any other benefit under this Agreement.

            3.1.1 Amount of Benefit. The annual benefit under this Section 3.1 is calculated as a percentage of the Adjusted Base Salary. The applicable percentage is the percentage corresponding to year in which the Normal Retirement Date would have occurred. In its sole discretion, the Bank's board of directors may increase the applicable percentage and such increase shall be reflected in a revised Schedule A.

            3.1.2 Payment of Benefit. Beginning with the month after the Executive's death, the Bank shall pay the annual benefit to the Executive's designated beneficiary in 12 monthly installments on the first day of each month. The annual benefit shall be paid to the Executive's designated beneficiary for 15 years.

     3.2 Death During Benefit Period. If the Executive dies after benefit payments under Article 2 of this Agreement have commenced but before receiving all such payments, the Bank shall pay the remaining benefits to the Executive's beneficiary(ies) at the same time and in the same amounts they would have been paid to the Executive had the Executive survived.

     3.3 Death After Termination of Employment But Before Benefit Payments Commence. If the Executive is entitled to benefit payments under Article 2 but dies before payments commence, the benefits shall be payable to the Executive's beneficiary(ies), but payments shall commence on the first day of the month after the date of the Executive's death. Payments shall be made in the same amounts they would have been paid to the Executive had the Executive survived.

     3.4 Petition for Benefit Payments. If the Executive's designated is entitled to receive benefit payments under Section 3.1, 3.2 or 3.3, the Executive's beneficiary(ies) or estate may petition the Board of Directors to have the benefit under this Article 3 paid to the to the Executive's beneficiary(ies) or estate in a single lump sum. The board of directors shall have sole and absolute discretion about whether to pay the remaining benefit in a single lump sum. The amount of the lump sum payment shall equal the present value of the stream of payments to which the Executive's beneficiary(ies) is entitled using a discount rate equal to the Prime Rate published in the Wall Street Journal's "Money Rates" section on the date the board of directors approves the lump sum payment and the lump sum payment shall be made within 30 days of the board's approval. If payment of the remaining benefit is paid in a single lump sum, the Bank shall have no further obligations under this Agreement.

ARTICLE 4
Beneficiaries

     4.1 Beneficiary Designations. The Executive shall designate a beneficiary or beneficiaries by filing a written designation with the Bank. The Executive may revoke or modify the designation at any time by filing a new designation. However, designations will be effective only if signed by the Executive and accepted by the Bank during the Executive's lifetime. The Executive's beneficiary designation shall be deemed automatically revoked if the beneficiary predeceases the Executive, or if the Executive names a spouse as beneficiary and the marriage is subsequently dissolved. If the Executive dies without a valid beneficiary designation, all payments shall be made to the Executive's estate.

     4.2 Facility of Payment. If a benefit is payable to a minor, to a person declared incapacitated, or to a person incapable of handling the disposition of his or her property, the Bank may pay such benefit to the guardian, legal representative or person having the care or custody of such minor, incapacitated person or incapable person. The Bank may require such proof of incapacity, minority or guardianship as the Bank deems appropriate before distribution of the benefit. Distribution shall completely discharge the Bank from all liability for such benefit.

ARTICLE 5
General Limitations

     5.1 Suicide or Misstatement. The Bank shall not pay any benefit under this Agreement if the Executive commits suicide before January 1, 2005. Additionally, the Bank shall not pay any benefit under this Agreement if the Executive has made any material misstatement of fact on any application or resume provided to the Bank, or on any application for any benefits provided by the Bank to the Executive.

     5.2 Removal. If the Executive is removed from office or permanently prohibited from participating in the conduct of the Bank's affairs by an order issued under section 8(e)(4) or (g)(l) of the Federal Deposit Insurance Act, 12 U.S.C. 1818(e)(4) or (g)(l), all obligations of the Bank under this Agreement shall terminate as of the effective date of the order.

     5.3 Insolvency. If the Commissioner of the Oregon Department of Banking appoints the Federal Deposit Insurance Corporation as receiver for the Bank under Oregon Revised Statutes section 711.405, all obligations under this Agreement shall terminate as of the date of the Bank's declared insolvency.

Article 6
CLAIMS AND REVIEW PROCEDURES

     6.1 Claims Procedure. A person or beneficiary ("claimant") who has not received benefits under the Agreement that he or she believes should be paid shall make a claim for such benefits as follows:

            6.1.1 Initiation - Written Claim. The claimant initiates a claim by submitting to the Bank a written claim for the benefits.

            6.1.2 Timing of Bank Response. The Bank shall respond to such claimant within 90 days after receiving the claim. If the Bank determines that special circumstances require additional time for processing the claim, the Bank can extend the response period by an additional 90 days by notifying the claimant in writing, prior to the end of the initial 90-day period, that an additional period is required. The notice of extension must set forth the special circumstances and the date by which the Bank expects to render its decision.

            6.1.3 Notice of Decision. If the Bank denies part or all of the claim, the Bank shall notify the claimant in writing of such denial. The Bank shall write the notification in a manner calculated to be understood by the claimant. The notification shall set forth:

                    6.1.3.1  The specific reasons for the denial;

                    6.1.3.2  A reference to the specific provisions of the Agreement on which the denial is based;

                    6.1.3.3 A description of any additional information or material necessary for the claimant to perfect the claim and an explanation of why it is needed;

                    6.1.3.4 An explanation of the Agreement's review procedures and the time limits applicable to such procedures; and

                    6.1.3.5 A statement of the claimant's right to bring a civil action under ERISA (Employees Retirement Income Security Act) Section 502(a) following an adverse benefit determination on review.

     6.2 Review Procedure. If the Bank denies part or all of the claim, the claimant shall have the opportunity for a full and fair review by the Bank of the denial, as follows:

            6.2.1 Initiation - Written Request. To initiate the review, the claimant, within 60 days after receiving the Bank's notice of denial, must file with the Bank a written request for review.

            6.2.2 Additional Submissions - Information Access. The claimant shall then have the opportunity to submit written comments, documents, records and other information relating to the claim. The Bank shall also provide the claimant, upon request and free of charge, reasonable access to, and copies of, all documents, records and other information relevant (as defined in applicable ERISA regulations) to the claimant's claim for benefits.

            6.2.3 Considerations on Review. In considering the review, the Bank shall take into account all materials and information the claimant submits relating to the claim, without regard to whether such information was submitted or considered in the initial benefit determination.

            6.2.4 Timing of Bank Response. The Bank shall respond in writing to such claimant within 60 days after receiving the request for review. If the Bank determines that special circumstances require additional time for processing the claim, the Bank can extend the response period by an additional 60 days by notifying the claimant in writing, prior to the end of the initial 60-day period, that an additional period is required. The notice of extension must set forth the special circumstances and the date by which the Bank expects to render its decision.

            6.2.5 Notice of Decision. The Bank shall notify the claimant in writing of its decision on review. The Bank shall write the notification in a manner calculated to be understood by the claimant. The notification shall set forth:

                    6.2.5.1  The specific reasons for the denial;

                    6.2.5.2  A reference to the specific provisions of the Agreement on which the denial is based;

                    6.2.5.3 A statement that the claimant is entitled to receive, upon request and free of charge, reasonable access to, and copies of, all documents, records and other information relevant (as defined in applicable ERISA regulations) to the claimant's claim for benefits; and

                    6.2.5.4 A statement of the claimant's right to bring a civil action under ERISA Section 502(a).

ARTICLE 7
Miscellaneous

     7.1 Amendments and Termination. This Agreement may be amended or terminated only by a written agreement signed by the Bank and the Executive.

     7.2 Binding Effect. This Agreement shall bind the Executive and the Bank, and their beneficiaries, survivors, executors, successors, administrators and transferees.

     7.3 No Guarantee of Employment. This Agreement is not an employment policy or contract. It does not give the Executive the right to remain an employee of the Bank, nor does it interfere with the Bank's right to discharge the Executive. It also does not require the Executive to remain an employee nor interfere with the Executive's right to terminate employment at any time.

     7.4 Non-Transferability. Benefits under this Agreement cannot be sold, transferred, assigned, pledged, attached, or encumbered in any manner.

     7.5 Successors; Binding Agreement. If any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business or assets of the Bank does not assume this Agreement by operation of law, the Bank shall require such successor to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Bank would be required to perform this Agreement if no such succession had occurred. The Bank's failure to obtain an assumption agreement, if necessary, before the succession becomes effective shall be considered a breach of this Agreement and shall entitle the Employee to the right to payments specified in Section 2.4. This Agreement shall not be terminated by the voluntary or involuntary dissolution of the Bank, by any merger, consolidation or acquisition where the Bank is not the surviving corporation, by any transfer of all or substantially all of the Bank's assets, or by any other change in the Bank's structure or the manner in which the Bank's business or assets are held. Executive's employment shall not be deemed terminated upon the occurrence of one of the foregoing events.

     7.6 Tax Withholding. The Bank shall withhold any taxes that are required to be withheld from the benefits provided under this Agreement.

     7.7 Applicable Law. Except to the extent preempted by the laws of the United States of America, the validity, interpretation, construction, and performance of this Agreement shall be governed by and construed in accordance with the laws of the State of Oregon, without giving effect to the principles of conflict of laws of such state.

     7.8 Unfunded Arrangement. The Executive and the Executive's beneficiary(ies) are general unsecured creditors of the Bank for the payment of benefits under this Agreement. The benefits represent the mere promise by the Bank to pay such benefits. The rights to benefits are not subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, attachment, or garnishment by creditors. Any insurance on the Executive's life is a general asset of the Bank to which the Executive and beneficiary(ies) have no preferred or secured claim.

     7.9 Administration. The Bank shall have the powers that are necessary to administer this Agreement, including but not limited to the power to:

    (a)  interpret the provisions of the Agreement;

    (b)  establish and revise the method of accounting for the Agreement;

    (c)  maintain a record of benefit payments; and

    (d)  establish rules and prescribe forms necessary or desirable to administer the Agreement.

     7.10 Named Fiduciary. The Bank shall be the named fiduciary and plan administrator under this Agreement. The named fiduciary may delegate to others certain aspects of the management and operation responsibilities of the plan, including the employment of advisors and the delegation of ministerial duties to qualified individuals.

     7.11 Severability. If for any reason any provision of this Agreement is held invalid, such invalidity shall not affect any other provision of this Agreement, and each such other provision shall continue in full force and effect to the full extent consistent with law. If any provision of this Agreement is held invalid in part, such invalidity shall in no way affect the remainder of the provision, and the remainder of such provision, together with all other provisions of this Agreement shall continue in full force and effect to the full extent consistent with law.

     7.12 Headings. The headings of sections herein are included solely for convenience of reference and shall not affect the meaning or interpretation of any provision of this Agreement.

     7.13 Notices. All notices, requests, demands and other communications hereunder shall be in writing and shall be deemed to have been duly given if delivered by hand or mailed, certified or registered mail, return receipt requested, with postage prepaid. If the communication is to the Bank, it should be directed to the Bank's Chief Executive Officer and addressed to the Bank's corporate office. If the communication is to the Executive, it should be addressed to the most recent address provided by the Executive to the Bank.

     7.14 IRC Section 1035 Exchanges. The Executive recognizes and agrees that after this Agreement is adopted the Bank may wish to exchange the policy of life insurance on the Executive's life, to be used to fund the benefit under Article 3 of this Agreement for another contract of life insurance insuring the Executive's life. Provided that the policy is replaced (or intended to be replaced) with a comparable policy of life insurance, the Executive agrees to provide medical information and cooperate with medical insurance-related testing required by a prospective insurer for implementing the policy or, if necessary, for modifying or updating to a comparable insurer.

     7.15 Entire Agreement. This Agreement constitutes the entire agreement between the Bank and the Executive concerning the subject matter hereof and supersedes in its entirety the Salary Continuation Agreement between the Bank and the Executive dated November 12, 2002.  Addendum A to the Salary Continuation Agreement, also dated November 12, 2002 is hereby terminated in its entirety. No rights are granted to the Executive under this Agreement other than those specifically set forth herein.

     IN WITNESS WHEREOF, the Executive and a duly authorized Bank officer have signed this Agreement the day and year first written above.

THE EXECUTIVE :                                                                                                 THE BANK:

                                                                                                                                    PREMIERWEST BANK

___________________________                                             By: ________________________________
Tom Anderson

                                                                                                                                    Its: ________________________________

Agreement to Cooperate with Insurance Underwriting Incident to I.R.C. Section 10355 Exchange

     I acknowledge that I have read this Agreement and agree to be bound by its terms, particularly the covenant on my part set forth in Section 7.14 to provide medical information and cooperate with medical insurance-related testing required by an insurer to issue a comparable insurance policy to cover the benefit provided under Article 3 of this Agreement.

___________________________                                                                    _____________________________________
Witness                                                                                                                    Executive

BENEFICIARY DESIGNATION
PREMIER WEST BANK

SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN AGREEMENT

(SERP)

I designate the following as beneficiary of any death benefits under this Supplemental Executive Retirement Plan Agreement:

Primary:  ____________________________________________________________________

Contingent:  __________________________________________________________________

Note: To name a trust as beneficiary, please provide the name of the trustee(s) and the exact name and date of the trust agreement.

     I understand that I may change these beneficiary designations by filing a new written designation with the Bank. I further understand that the designations will be automatically revoked if the beneficiary predeceases me, or if I have named my spouse as beneficiary and our marriage is subsequently dissolved.

Signature:  __________________________________

Date:  _____________________________________

Accepted by the Bank this ______ day of _____________, 2004.

By: __________________________

Title: _________________________

     SCHEDULE A
PREMIER WEST BANK
SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN AGREEMENT

The following Schedule sets forth the applicable percentage for purposes of calculating the annual benefits, as referenced in Article 2 of the SERP Agreement.

Plan Year	Year ended	Executive's	Applicable	Projected
	December 31,	Age at End of	Percentage %	Annual
		Period		Benefit(1)
1	2004	53	16%	$20,000.00
2	2005	54	18%	$23,400.00
3	2006	55	20%	$27,050.40
4	2007	56	22%	$30,961.60
5	2008	57	24%	$35,147.74
6	2009	58	26%	$39,624.35
7	2010	59	28%	$44,407.98
8	2011	60	30%	$49,516.11
9	2012	61	32%	$54,967.22
10	2013	62	34%	$60,780.74
11	2014		36%
12	2015		38%
13	2016		40%

(1)  Projected Annual Benefit assumes a 4% annual increase in Base Salary. The actual annual benefit, which is paid for 15 years will depend on the actual Base Salary and the circumstances of termination of employment as set forth in the SERP Agreement.

EXHIBIT 10.8

EXECUTIVE SURVIVOR INCOME AGREEMENT

AMENDMENT TO
EXECUTIVE SURVIVOR INCOME AGREEMENT

     The Executive Survivor Income Agreement between PremierWest Bank and Tom Anderson (the "Executive") dated November 16, 2002 is hereby amended effective July 29, 2004 as stated below.

Section 2.5.1 is amended to read:

     "2.5.1 Pre-Retirement Death Benefit. If the Executive is employed by the Bank, at the time of death, the death benefit shall be $250,000."

Section 2.5.2 is amended to read:

     "2.5.2 Post-Retirement Death Benefit. If the Executive is no longer employed by the Bank at the time of death but had terminated employment due to Disability;
  on or after Normal Retirement Age;
  due to termination by the Bank without Cause;
  due to termination by Executive for Good Reason; or
  for any reason other than termination for Cause more than six (6) months after a Change in Control the death benefit shall be $250,000."

     The Executive Survivor Agreement shall continue in full force and effect, subject only to the amendments stated herein.

     These amendments are made as part of a restructuring of the Executive's employment benefits and such restructuring, which includes additional benefits provided under an employment agreement, constitute consideration for this amendment.

     IN WITNESS WHEREOF, the Executive and a duly authorized Bank officer have executed this Amendment as of the effective date stated above.

EXECUTIVE :                                                                                                         BANK:

___________________________                                             By: ________________________________
Tom Anderson

                                                                                                                                    Its: ________________________________

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

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

Date: November 5, 2004

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

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

Date: November 5, 2004

/s/ Tom Anderson
Tom Anderson
Senior Vice President & Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
      18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of PremierWest Bancorp (the "Company") on Form 10-Q for the quarter ended September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John Anhorn, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

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
November 5, 2004

EXHIBIT 32.2

CERTIFICATION PURSUANT TO
      18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of PremierWest Bancorp (the "Company") on Form 10-Q for the quarter ended September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Tom Anderson, Senior Vice-President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

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
November 5, 2004