Form 10-K
PREMIERWEST BANCORP
filed 2005-03-16
CIK 1102287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[ X ]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended: December 31, 2004 or

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

The approximate aggregate market value of Registrant's common stock held by nonaffiliates as of June 30, 2004 was $133,812,544.

The number of shares outstanding of Registrant's common stock as of March 8, 2005 was 14,617,946.

Documents Incorporated by Reference:

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held May 25, 2005 are incorporated by reference into Part III.

PREMIERWEST BANCORP

     FORM 10-K TABLE OF CONTENTS

		PAGE

Disclosure Regarding Forward Looking Statements		1

PART I

Item 1.	Business	1 - 8
Item 2.	Properties	9 - 10
Item 3.	Legal Proceedings	11
Item 4.	Submission of Matters to a Vote of Security Holders	11

PART II

Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters	12
Item 6.	Selected Financial Data	13
Item 7.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	14 - 34
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	34 - 36
Item 8.	Financial Statements and Supplementary Data	37
Item 9.	Changes In and Disagreements with Accountants on Accounting
	and Financial Disclosure	38
Item 9A	Controls and Procedures	38
Item 9B	Other Information	38

PART III

Item 10.	Directors and Executive Officers of the Registrant	39
Item 11	Executive Compensation and Report of Compensation Committee	39
Item 12.	Security Ownership of Certain Beneficial Owners and Management	39
Item 13.	Certain Relationships and Related Transactions	40
Item 14.	Principal Accounting Fees and Services	40

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	41 - 42

SIGNATURES		43 - 44

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

        This report includes forward-looking statements within the meaning of the "safe-harbor" provisions of Sections 21D and 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on the beliefs of PremierWest Bancorp's (the Company) management and on assumptions made by management on the basis of information currently available. Other than for statements of historical fact, all statements about our financial position and results of operations, business strategy and management's plans and objectives for future operations are forward-looking statements. When used in this report, the words "anticipate," "believe," "estimate," "expect," and "intend" and words or phrases of similar meaning, as they relate to the Company or management, are intended in part to help identify forward-looking statements. Examples of forward-looking statements include, but are not limited to statements that include projections or management's expectations for revenues, income or expenses, earnings per share, capital expenditures, dividends, capital structure and other financial items; statements of the plans and objectives of the Company, its management or its board of directors, including the introduction of new products or services, plans for expansion, acquisitions or future growth and estimates or predictions of actions by customers, vendors, competitors or regulatory authorities; statements about future economic performance; and statements of assumptions underlying other statements about the Company and its business. Although management believes that the expectations reflected in forward-looking statements are reasonable, we can make no assurance that such expectations will prove correct. Forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements. These risks and uncertainties include our ability to maintain or expand our market share or our net interest margin; and factors that could limit or delay implementation of our marketing and growth strategies. Further, actual results may be affected by our ability to compete on price and other factors with other financial institutions; customer acceptance of new products and services; localized economic conditions and events that disproportionately affect our business; and general trends in the banking industry, interest rate economy and regulatory environment. In addition, we face various risks inherent in the banking industry relating to collectibility of loans and changes in interest rates. See other risks identified in the section captioned "Factors that May Affect Future Results of Operations." Other risks include those identified from time to time in our past and future filings with the Securities and Exchange Commission. Note that this list of risks is not exhaustive, and risks identified are applicable as of the date made and cannot be updated.

PART I

ITEM 1. BUSINESS

INTRODUCTION

        PremierWest Bancorp, an Oregon corporation (the "Company"), is a financial services holding company headquartered in Medford, Oregon. The Company operates primarily through its principal subsidiary, PremierWest Bank ("PremierWest Bank" or "Bank" and collectively with the Company, "PremierWest"). In addition there are two special purpose trust subsidiaries - PremierWest Statutory Trust I and II.

        PremierWest earned $9.1 million for the year ended December 31, 2004, a 51.7% increase compared to net income of $6.0 million for 2003. Net income of $6.0 million in 2003 was up 39.5% over 2002 earnings of $4.3 million. Our diluted earnings per share were $0.58, $0.46 and $0.34 for the years ended 2004, 2003 and 2002, respectively. Return on average shareholders' equity was 10.74% for the year ended December 31, 2004, compared to a return on average shareholders' equity of 11.23% and 9.13% for 2003 and 2002, respectively.

SUBSIDIARIES

     PremierWest Bank conducts a general commercial banking business, gathering deposits from the general public and applying those funds to the origination of loans for commercial, real estate, and consumer purposes and investments. The Bank was created from the merger of Bank of Southern Oregon and Douglas National Bank on May 8, 2000, and the simultaneous formation of a bank holding company for the resulting bank, PremierWest Bank. The merger was accounted for as a pooling of interests. Accordingly, the consolidated financial statements included elsewhere in this statement, and the following discussion, present the Company as if the merger had taken place prior to the periods presented. In April 2001, the Company acquired Timberline Bancshares, Inc. and its wholly-owned subsidiary, Timberline Community Bank ("Timberline"), with eight branch offices located in Siskiyou County in northern California. This acquisition was accounted for as a purchase. Accordingly, the consolidated financial statements of PremierWest include the results of operations of Timberline since the acquisition date. On January 23, 2004, the Company acquired Mid Valley Bank, with five branch offices located in the northern

California counties of Shasta, Tehama, and Butte. This acquisition was also accounted for as a purchase and is reflected in the 2004 consolidated financial statements of PremierWest from the date of acquisition.

PremierWest Bank adheres to a community banking strategy by offering a full range of financial products and services through its network of branches along the Interstate 5 freeway corridor between Roseburg, Oregon, and Woodland, California. The Bank has three subsidiaries: Premier Finance Company, PremierWest Investment Services, Inc., Blue Star Properties, Inc. Premier Finance Company has offices in Medford, Grants Pass, Klamath Falls and Portland, Oregon. PremierWest Investment Services, Inc. operates throughout the Bank's entire market. Blue Star Properties serves solely to hold real estate properties of PremierWest and is currently inactive.

     PremierWest Statutory Trusts I and II are two special purpose subsidiaries formed for the sole purpose of issuing Trust Preferred Securities. Further information regarding the Company's issuance of trust preferred securities, recorded as junior subordinated debentures, is included in Note 13 to the Consolidated Financial Statements.

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

     Consumer lending - PremierWest Bank and Premier Finance Company, make secured and unsecured loans to individual borrowers for a variety of purposes including personal loans and revolving credit lines, as well as consumer loans secured by autos, boats, recreational vehicles, and other consumer products. Besides targeting non-bank customers in PremierWest Bank's immediate markets, Premier Finance Company also makes loans to Bank customers where the loans may carry a higher risk than permitted under the Bank's lending criteria.

     Lease financing - During 2001, the Bank contracted with a commercial leasing management company in Portland, Oregon, to introduce commercial equipment lease financing to customers primarily involved in the waste management industry. Management initially viewed commercial leasing as an alternative that brought additional flexibility to conventional borrowing for the purchase of business equipment. However, during 2002 management elected to curtail its leasing activities in favor of other commercial banking opportunities. There were no new leases booked during 2003 or 2004 and management does not expect significant leasing activity to occur during 2005. As of December 31, 2004, customer lease transactions are not significant to the operations of PremierWest Bank.

     Deposit products and other services - PremierWest Bank offers a variety of traditional deposit products to attract both commercial and consumer deposits through checking and savings accounts, money market accounts, and certificates of deposit. The Bank also offers safe deposit facilities, traveler's checks, money orders and automated teller machines at many of its facilities.

     PremierWest Bank's investment subsidiary, PremierWest Investment Services, Inc., sells insurance and related financial products, including life and health insurance, and provides mutual funds, annuities and other investment products to its customers through a third-party registered broker-dealer.

     For the three year period ended December 31, 2004, no class of similar products or services accounted for 10% or more of consolidated revenues for PremierWest.

MARKET AREA

     PremierWest Bank conducts business in several primary market areas in southern Oregon and northern California. The Company serves Jackson County, Oregon, from its main office in Medford, six branch offices in Medford and one branch in Central Point. The Bank expects to open its seventh Jackson County branch office in the community of Eagle Point during the third quarter 2005. Medford is the fourth largest city in Oregon and is the center for commerce, medicine and transportation in southwestern Oregon. PremierWest Bank also has two full-service branches in Grants Pass (Josephine County), Oregon, which opened during 2001 and 2002. The principal industries in Jackson and Josephine Counties include forest products, manufacturing and agriculture. Other manufacturing segments include electrical equipment and supplies, computing equipment, printing and publishing, fabricated metal products and machinery, and stone and concrete products. In the non-manufacturing sector, significant industries include recreational services, wholesale and retail trades, as well as medical care, particularly in connection with the area's growing retirement community.

     Another principal market area is centered in Roseburg, Oregon, and the surrounding communities in Douglas County, which PremierWest Bank serves from its eight branches in Roseburg, Winston, Glide, Sutherlin, and Drain. PremierWest Bank's presence in the Roseburg market area resulted from Bank of Southern Oregon's merger with Douglas National Bank on May 8, 2000. The economy in Douglas County has historically depended on the forest products industry, which is generally a declining industry, resulting in little economic growth and lower per capita income levels compared to other market areas along the Interstate 5 corridor, including those in Medford and Grants Pass and those in Northern California, which are somewhat more economically diversified.

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

     During the first quarter of 2004, the Company opened a full service banking office in Klamath Falls, Oregon. In addition to a full service branch facility, the facility also houses offices for PremierWest Mortgage and Premier Finance Company.  Klamath County's principal industries include lumber and wood products, agriculture, transportation, recreation and government.

        On January 23, 2004, PremierWest Bancorp acquired Mid Valley Bank consisting of five northern California branches - two located in Redding and three others located in the communities of Red Bluff, Chico and Corning. The acquisition of Mid Valley Bank and its five branch presence was consistent with PremierWest's growth strategy for northern California solidifying the Bank's presence in the Redding, California market as well as expanding the Company's geographic reach further south along Interstate 5. The principal industries within Mid Valley Bank's market area include government services, retail trade, education and healthcare services, recreation and tourism.

        In October 2004, the Bank established a loan production office in Bend, Oregon, another new market for PremierWest located in central Oregon's Deschutes County. Deschutes County is Oregon's fastest growing county with a diverse employment base including manufacturing, retail trade, tourism, natural resources and government.

        While PremierWest Bank does business in many different communities, the geographic areas we serve make our Bank more reliant on local economies in contrast to super-regional and national banks. Nevertheless, management considers the diversity of our customers, communities, and economic sectors a source of strength.  In addition, management views the Company's community banking approach its greatest competitive advantage.

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

EMPLOYEES

        As of December 31, 2004, PremierWest Bank had 398 full-time equivalent employees compared to 280 at December 31, 2003. The acquisition of Mid Valley Bank added approximately 80 full-time equivalent employees. None of our employees are represented by a collective bargaining group. Management considers its relations with employees to be good.

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

        Under the Federal Deposit Insurance Corporation Improvement Act ("FDICIA"), each federal banking agency has prescribed, by regulation, capital safety and soundness standards for institutions under its authority. These standards cover internal controls, information and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, and standards for asset quality, earnings and stock valuation. An institution that fails to meet these standards must develop a plan acceptable to the agency, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions. Management believes that the Company is in compliance with these standards.

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

        Changing Regulatory Structure of the Banking Industry - The laws and regulations affecting banks and bank holding companies frequently undergo significant changes. Pending bills, or bills that may be introduced in the future, may be expected to contain proposals for altering the structure, regulation, and competitive relationships of the nation's financial institutions. If enacted into law, these bills could have the effect of increasing or decreasing the cost of doing business, limiting or expanding permissible activities (including insurance and securities activities), or affecting the competitive balance among banks, savings associations, and other financial institutions. Some of these bills could reduce the extent of federal deposit insurance, broaden the powers or the geographical range of operations of bank holding companies, alter the extent to which banks will be permitted to engage in securities activities, and realign the structure and jurisdiction of various financial institution regulatory agencies. Whether, or in what form, any such legislation may be adopted or the extent to which the business of the Company might be affected thereby cannot be predicted with certainty.

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

        The Sarbanes-Oxley Act ("Sarbanes-Oxley" or "Act") of 2002 implemented legislative reforms intended to address corporate and accounting fraud. Sarbanes-Oxley applies to publicly reporting companies including PremierWest Bancorp. The legislation established the Public Company Accounting Oversight Board whose duties include the registering of public accounting firms and the establishment of standards for auditing, quality control, ethics and independence relating to the preparation of public company audit reports by registered accounting firms. The Act includes numerous provisions, but in particular, Section 404 that requires PremierWest Bancorp's management, beginning with its annual report for fiscal year ending December 31, 2004, to assess the adequacy and effectiveness of its internal controls over financial reporting. As of December 31, 2004, management believes the Company is in full compliance with the requirements and provisions of the Sarbanes-Oxley Act.

ITEM 2. PROPERTIES

        PremierWest conducts its banking and financial businesses through 41 offices located in Oregon and California including 32 full service bank branches and nine other office locations. Of the 32 full service bank branches 18 are located in Oregon (Jackson, Josephine, Douglas and Klamath Counties) while 14 are located in California (Siskiyou, Shasta, Butte, Tehama and Yolo counties). Of the nine other office locations, five are related to bank administration; one is a loan production office located in Bend, Oregon; two are stand alone Premier Finance Company offices; and two are stand alone offices occupied by the Bank's mortgage division. Premier Finance Company has independent offices located in Portland and Medford and three offices located within Oregon bank branch offices located in Klamath Falls, Grants Pass and Roseburg. PremierWest Investment Services, Inc. provides investment services through various PremierWest Bank offices. PremierWest Mortgage, a division of PremierWest Bank, provides mortgage services through PremierWest Bank branch offices and stand alone facilities located in Medford and Redding, California.

The following sets forth certain information regarding PremierWest's office facilities:

				Date Opened	Ow ned (O )
			Square	or	or
County	City	Address	Footage	Acquired	Leased (L)

FULL SERVICE BANKING OFFICES
Oregon
Jackson	Central Point	300 E. Pine	5,043	April 1999	O
Jackson	Medford	1455 E. McAndrews	6,255	June 1992	O
Jackson	Medford	2600 E. Barnett	4,560	December 1994	O
Jackson	Medford	3369 Crater Lake Hwy	3,992	M ay 2000	O
Jackson	Medford	1200 Mira Mar (Rogue Valley Manor)	368	August 2001	L
Jackson	Medford	300 E Main	3,198	September 2002	O
Jackson	Medford	503 Airport Rd., Suite 103	2,060	September 2003	O
Douglas	Drain	257 2nd Street	1,480	M ay 2000	O
Douglas	Glide	19421 N. Umpqua Hwy	1,650	M ay 2000	O
Douglas	Roseburg	555 S.E. Kane	9,792	M ay 2000	O
Douglas	Roseburg	350 N.E. Garden Valley	1,600	M ay 2000	O
Douglas	Roseburg	2655 Van Pelt Ave (Linus Oaks)	160	M ay 2000	L
Douglas	Roseburg	2030 Stewart Pkwy	2,500	M ay 2000	L
Douglas	Sutherlin	731 W . Central	3,000	M ay 2000	O
Douglas	Winston	40 N.W . Glenhart	4,419	M ay 2000	O
Josephine	Grants Pass	1689 Williams Hwy	4,980	August 2001	O
Josephine	Grants Pass	1409 N.E. 7th	2,262	January 2002	O
Klamath	Klamath Falls	421 S. 7th Street	10,000	October 2003	O
California
Butte	Chico	1834 Mangrove Ave.	3,200	January 2004	L
Siskiyou	Dorris	201 W . 3rd Street	5,406	April 2001	O
Siskiyou	Dunsmuir	5800 Dunsmuir Ave	3,007	April 2001	O
Siskiyou	Greenview	6701 N. Hwy 3	2,281	April 2001	O
Siskiyou	McCloud	328 M ain Street	4,600	April 2001	O
Siskiyou	Mt. Shasta	312 M aple St.	2,500	June 2004	O
Siskiyou	Tulelake	398 M ain Street	5,360	April 2001	O
Siskiyou	Weed	150 Alamo Ave	8,646	April 2001	O
Siskiyou	Yreka	123 N. M ain Street	4,980	April 2001	L (1)
Shasta	Redding	1320 Yuba Street, Suite 102	2,300	December 2002	L (3)
Shasta	Redding	2920 Bechelli Ln	4,014	January 2004	O
Shasta	Redding	1255 East St.	4,273	January 2004	L (3)
Shasta	Redding	880 Cypress Avenue	4,400	February 2005	O
Tehama	Corning	1201 Solano St.	7,000	January 2004	O
Tehama	Red Bluff	950 Main St.	4,237	January 2004	O
Yolo	Woodland	1100 Main St.	1,865	July2004	L
OTHER OFFICES
Oregon	PremierWest Bank Administrative
Jackson	Medford	503 Airport Rd. (Admin/Loan Production)	12,792	December 2000	O
Jackson	Medford	503 Airport Rd. (Processing/Proof Dept)	10,000	October 2001	O
Deschutes	Bend	354 SW Upper Terrace Dr. (Loan Production)	1,628	October 2004	L
	Premier Finance Company
Jackson	Medford	1174 Progress Way, Suite 104	1,699	October 2001	L
Klamath	Klamath Falls	421 S. 7th Street	na	October 2003	2
Multnomah	Portland	10415 S.E. Stark, Suite F	1,250	M ay 2000	L
Josephine	Grants Pass	1409 N.E. 7th	na	April 2004	2
Douglas	Roseburg	350 N.E. Garden Valley	na	November 2004	2
	PremierWest Mortgage
Jackson	Medford	1457 E. McAndrews	7,200	December 2001	O
Klamath	Klamath Falls	421 S 7th Street	na	October 2003	2
California	Administrative
Tehema	Red Bluff	905 Rio St.	4,571	January 2004	O
Shasta	Redding	890 Cypress Avenue	3,500	February 2005	O
PremierWest Mortgage
Shasta	Redding	2789 Bechelli Lane	2,500	July 2003	L

Notes:
1. The land on which this location is situated is leased under a 50-year lease. The building is owned by the Company.
2. These offices are located within an existing full service branch banking office.
3. Effective March 1, 2005 these offices were consolidated into the 880 Cypress Avenue branch location.

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

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of securities holders of PremierWest during the quarter ended December 31, 2004.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        PremierWest common stock is quoted on the Nasdaq SmallCap Market ("Nasdaq") under the symbol "PRWT". Prior to July 31, 2003, PremierWest common stock was traded over-the-counter through the OTC Bulletin Board maintained by the NASD. The common stock is registered under the Securities Exchange Act of 1934. The table below sets forth the high and low sales prices of PremierWest common stock as reported on the Nasdaq and OTC Bulletin Board. This information has been adjusted to reflect previous stock dividends paid in 2004, 2003 and 2002. Bid quotations reflect inter-dealer prices, without adjustment for mark-ups, mark-downs, or commissions and may not necessarily represent actual transactions. On March 3, 2005, the Company had 14,617,946 shares of common stock issued and outstanding which were held by approximately 878 shareholders of record, a number which does not include approximately 1,948 beneficial owners who hold shares in "street name." As of March 8, 2005, the most recent date prior to the date of this Report, the closing price of the common stock was $11.76 per share.

	2004				2003			2002
	Closing Market Price		Cash Dividends Declared		Closing Market Price		Cash Dividends Declared	Closing Market Price		Cash Dividends Declared

	High	Low			High	Low		High	Low

1st Quarter	$9.30	$8.63	$ -	$ -	6.80	$5.44	$ -	$5.02	$4.60	$ -
2nd Quarter	$9.75	$8.86	$ -	$ -	8.10	$6.35	$ -	$6.70	$4.74	$ -
3rd Quarter	$11.00	$9.75	$ -	$ -	9.05	$7.62	$ -	$6.71	$5.60	$ -
4th Quarter	$13.25	$10.11	$ -	$ -	10.43	$8.57	$ -	$6.08	$5.17	$ -

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

        The Company did not repurchase any shares during the quarter ending December 31, 2004.

RECENT SALES OF UNREGISTERED SECURITIES

        On November 17, 2003, PremierWest closed a private offering of 11,000 shares of its Series A Preferred Stock to three private investors, including John Duke, a director of PremierWest, for $875 per share. Holder's of the preferred stock are entitled to receive cash dividends at the annual rate of $25 per share, payable when and if declared by the Board of Directors. Such dividends are not cumulative. During 2004, dividends of $25.00 per share, totaling $275,000, were declared and paid. Each share of the Series A Preferred Stock is also convertible into 91.875 shares of PremierWest common stock beginning November 17, 2006 and converts automatically on the fifth anniversary of the issue date. The shares do not have voting rights, except in the event of extraordinary corporate events such as a merger in which PremierWest is not the surviving entity. In connection with this offering, PremierWest claimed exemptions from registration under Federal Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933. The aforementioned exemptions were claimed by PremierWest because the transaction was a non-public offering made only to accredited investors. The Series A Preferred Stock sale yielded net proceeds of $9.6 million to PremierWest. PremierWest has used the proceeds of the offering for general working capital purposes to support its growth and expansion opportunities.

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

(dollars in thousands except per share data and financial ratios)

	Years Ended December 31,
	2004	2003	2002	2001	2000

Operating Results

Total interest income	$42,835	$31,779	$32,298	$31,739	$26,199
Total interest expense	6,541	6,391	8,502	13,569	11,196

Net interest income	36,294	25,388	23,796	18,170	15,003
Provision for loan losses	800	1,200	1,037	1,163	669
Noninterest income	6,602	5,880	5,552	3,983	1,930
Noninterest expense	28,502	21,041	21,739	17,906	13,362

Income before provision for income taxes and
cumulative effect of an accounting change	13,594	9,027	6,572	3,084	2,902
Provision for income taxes	4,486	3,024	2,169	1,044	1,098

Net income before cumulative effect
of an accounting change	9,108	6,003	4,403	2,040	1,804
Cumulative effect of an accounting change, net of tax	-	-	(99)	-	-

Net income	$9,108	$6,003	$4,304	$2,040	$1,804

Per Share Data (1)

Basic earnings per common share	$0.61	$0.47	$0.34	$0.17	$0.17
Diluted earnings per common share	$0.58	$0.46	$0.34	$0.17	$0.17
Dividends declared per common share	$-	$-	$-	$-	$-
Ratio of dividends declared to net income	0.0%	0.0%	0.0%	0.0%	0.0%

Financial Ratios

Return on average equity	10.74%	11.23%	9.13%	5.12%	5.96%
Return on average assets	1.20%	1.11%	0.87%	0.46%	0.56%
Efficiency ratio (2)	66.45%	67.29%	74.07%	80.83%	78.91%
Net interest margin (3)	5.46%	5.29%	5.44%	4.66%	5.16%

Balance Sheet Data at Year-End

Gross loans	$690,461	$459,763	$398,350	$358,393	$236,972
Allowance for loan losses	$9,171	$5,466	$4,838	$4,825	$3,476
Allowance as percentage of loans	1.33%	1.19%	1.21%	1.35%	1.47%
Total assets	$804,445	$571,321	$515,084	$488,310	$344,246
Total deposits	$688,985	$475,746	$428,337	$430,055	$296,240
Total equity	$90,580	$64,751	$49,172	$43,694	$32,442

Notes:
        (1) Per share data has been retroactively adjusted for subsequent stock dividends.
        (2) Efficiency ratio is calculated by dividing noninterest expense by the sum of net interest income plus noninterest income.
        (3) Tax adjusted at 34%.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

        The following discussion should be read in conjunction with PremierWest's audited consolidated financial statements and the notes thereto as of December 31, 2004 and 2003, and for each of the three years in the period ended December 31, 2004, included elsewhere in this report.

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

FINANCIAL HIGHLIGHTS

        Net income for 2004 was $9.1 million, a 51.7% improvement over 2003 net income of $6.0 million. Our diluted earnings per share were $0.58 and $0.46 for the years ended 2004 and 2003, respectively. This improvement resulted from a $11.1 million increase in interest income, a $723,000 increase in noninterest income and a $400,000 decrease in provision for loan loss. These results were offset by a $150,000 increase in interest expense and a $7.5 million increase in noninterest expense. Return on average shareholders' equity was 10.74% and return on average assets was 1.20% for the year ended December 31, 2004. This compared with a return on average shareholders' equity of 11.23% and a return on average assets of 1.11% for 2003.

        Total loans outstanding, net of deferred loan fees, grew $229.9 million, or 50.1% in 2004 and totaled $688.3 million at December 31, 2004 compared to $458.4 at December 31, 2003. The acquisition of Mid Valley Bank in January 2004 resulted in an increase in outstanding loans of $108.0 million at the time of acquisition. Despite a relatively low interest rate environment and highly competitive marketplace for loans, $114.7 million or 49.9% of our 2004 loan growth came from existing operations plus additional growth of $7.2 million from the Mid Valley Bank portfolio since its acquisition. During the same period our allowance for loan loss increased 67.8% to $9.2 million or 1.3% of outstanding loans. Management believes that an appropriate overall reserve exists based on our ongoing assessment of loan portfolio quality, the significantly reduced levels of nonperforming assets over the past three operating years, continuing assessment of the Mid Valley Bank portfolio acquired and our judgment of economic conditions that exist.

        Total deposits also grew to record levels, reaching $689.0 million at December 31, 2004, an increase of $213.2 million from $475.7 million at December 31, 2003. Of this growth, approximately $163.0 million was attributable to the operations acquired from Mid Valley Bank. The acquired deposits in combination with management's continuing focus to attract and grow our core deposit base is reflected in an improving deposit mix. Noninterest-bearing demand deposits accounted for $62.4 million or 29.3% of overall deposit growth and accounted for 26.7% of total deposits at year end compared to 25.5% at December 31, 2003. The Bank intends to maintain an aggressive approach in pursuing noninterest-bearing deposit relationships from consumers and businesses as we progress towards attaining a noninterest-bearing deposit base of 30% or more of total deposits.

	Years Ended December 31,

	2004	2003	2002	2001	2000

(dollars in thousands except
financial ratios)
Net income	$9,108	$6,003	$4,304	$2,040	$1,804
Average assets	$755,945	$538,870	$497,036	$442,952	$323,685
RETURN ON AVERAGE ASSETS	1.20%	1.11%	0.87%	0.46%	0.56%

Net income	$9,108	$6,003	$4,304	$2,040	$1,804
Average equity	$84,790	$53,464	$47,129	$39,834	$30,288
RETURN ON AVERAGE EQUITY	10.74%	11.23%	9.13%	5.12%	5.96%

Cash dividends declared and paid	$-	$-	$-	$-	$-
Average equity	$84,790	$53,464	$47,129	$39,834	$30,288
PAYOUT RATIO	0.00%	0.00%	0.00%	0.00%	0.00%

Average equity	$84,790	$53,464	$47,129	$39,834	$30,288
Average assets	$755,945	$538,870	$497,036	$442,952	$323,685
AVERAGE EQUITY TO ASSET RATIO	11.22%	9.92%	9.48%	8.99%	9.36%

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

     The allowance for loan and lease losses is established to absorb known and inherent losses attributable to loans and leases outstanding and related off-balance-sheet commitments. The adequacy of the allowance is monitored on an ongoing basis and is based on management's evaluation of numerous factors. These factors include the quality of the current loan portfolio, the trend in the loan portfolio's risk ratings, current economic conditions, loan concentrations, loan growth rates, past-due and nonperforming trends, evaluation of specific loss estimates for all significant problem loans, historical charge-off and recovery experience and other pertinent information. As of December 31, 2004, approximately 75.6% of PremierWest's loan portfolio is secured by real estate. Accordingly, a significant decline in real estate values in Oregon and California may cause management to increase the allowance for loan and lease losses.

     At December 31, 2004, PremierWest had approximately $19.6 million in unamortized goodwill as a result of previous business combinations. The acquisition of Mid Valley Bank increased unamortized goodwill by $12.9 million. PremierWest adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002. Annual and periodic analysis of the fair value of recorded goodwill for impairment will involve a substantial amount of judgment, as will establishing and monitoring estimated lives of other amortizable intangible assets.

     PremierWest applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plans. Accordingly, compensation costs are recognized as the difference between the exercise price of each option and the market price of PremierWest's stock at the date of each grant. Had compensation cost for PremierWest's 2004, 2003, and 2002 grants for stock-based compensation plans been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," its net income and earnings per common share for December 31, 2004, 2003, and 2002 would approximate the pro forma amounts below.

	2004	2003	2002

(dollars in thousands except
per share amounts)

Net income:
As reported	$9,108	$6,003	$4,304
Pro forma	$9,026	$5,936	$4,224

Basic earnings per common share:
As reported	$0.61	$0.47	$0.34
Pro forma	$0.61	$0.46	$0.34

Diluted earnings per common share:
As reported	$0.58	$0.46	$0.34
Pro forma	$0.58	$0.45	$0.34

     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for December 31, 2004, 2003, and 2002:

	2004	2003	2002

Dividend yield	5.0%	5.0%	5.1%
Expected life (years)	7.75 years	4 years	3 years
Expected volatility	40%	44%	46%
Risk-free rate	3.4%	3.3%	3.3%

     The effects of applying SFAS No. 123 in the pro forma disclosures are not indicative of future amounts. Additionally, in December 2004, the FASB revised SFAS No. 123 superceding APB Opinion No. 25 effective for public entities as of the beginning of the first interim reporting period that begins after June 15, 2005. Management estimates that the effect of adopting this Statement will result in the recognition of additional compensation expense of approximately $37,000 during 2005.

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

	Year Ended December 31, 2004			Year Ended December 31, 2003			Year Ended December 31, 2002
		Interest	Average		Interest	Average		Interest	Average
	Average	Income or	Yields or	Average	Income or	Yields or	Average	Income or	Yields or
	Balance	Expense	Rates	Balance	Expense	Rates	Balance	Expense	Rates
(dollars in thousands)
INTEREST-EARNING ASSETS:
Loans (1) (2)	$605,747	$41,546	6.86%	$414,623	$30,012	7.24%	$380,068	$29,595	7.79%
Investment securities:
Taxable securities	14,159	449	3.17%	17,510	800	4.57%	34,359	1,784	5.19%
Nontaxable securities (1)	13,506	791	5.86%	15,312	918	6.00%	16,496	1,048	6.36%
Temporary investments	38,998	451	1.16%	39,930	422	1.06%	13,409	227	1.69%

Total interest-earning assets	672,410	43,237	6.43%	487,375	32,152	6.60%	444,332	32,654	7.35%
Cash and due from banks	26,220			18,053			23,085
Allowance for loan losses	(9,657)			(5,260)			(5,152)
Other assets	66,972			38,702			34,771

Total assets	$755,945			$538,870			$497,036

INTEREST-BEARING LIABILITIES:
Interest-bearing checking and
savings accounts	$299,460	2,248	0.75%	$210,515	1,598	0.76%	$197,361	2,353	1.19%
Time deposits	179,305	3,799	2.12%	138,507	3,925	2.83%	141,200	5,460	3.87%
Other borrowings	15,584	494	3.17%	30,834	868	2.82%	23,410	689	2.94%

Total interest-bearing liabilities	494,349	6,541	1.32%	379,856	6,391	1.68%	361,971	8,502	2.35%
Noninterest-bearing deposits	168,493			100,698			85,523
Other liabilities	8,313			4,852			2,413

Total liabilities	671,155			485,406			449,907
Shareholders' equity	84,790			53,464			47,129

Total liabilities and
shareholders' equity	$755,945			$538,870			$497,036

Net interest income (1)		$36,696			$25,761			$24,152

Net interest spread			5.11%			4.92%			5.00%

Average yield on earning assets (1) (2)			6.43%			6.60%			7.35%
Interest expense to earning assets			0.97%			1.31%			1.91%

Net interest income to earning assets (1) (2)			5.46%			5.29%			5.44%

(1)   Tax-exempt income has been adjusted to a tax equivalent basis at a 34% effective rate. The amount of such adjustment was an addition to recorded pre tax income of $402,000, $373,000 and $356,000 for 2004, 2003, and 2002, respectively.

(2)   Average nonaccrual loans of $3.8 million for 2004, $2.5 million for 2003 and $3.2 million for 2002 are included in the average loan balances.

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

     Net interest income on a tax equivalent basis, before provisions for loan losses, for the year ended December 31, 2004, was $36.7 million, an increase of 42.4% compared to tax equivalent net interest income of $25.8 million in 2003, which was an increase of 6.67% compared to tax equivalent net interest income of $24.2 million in 2002. The overall tax-equivalent earning asset yield was 6.43% in 2004 compared to 6.60% in 2003 and 7.35% in 2002. For the same years, rates on interest-bearing liabilities were 1.32%, 1.68% and 2.35%, respectively.

     Total interest-earning assets averaged $672.4 million for the year ended December 31, 2004, compared to $487.4 million for the corresponding period in 2003. The net growth in earning assets resulted from an overall growth in loan volume that came about from a combination of the Mid Valley Bank acquisition and internally generated loan growth offset by net reductions in interest-earning investments. Management's growth plans anticipate the continued shift of earning assets from short-term investments to higher yielding loan assets.

     Interest-bearing liabilities averaged $494.3 million for the year ended December 31, 2004, compared to $379.9 million for the same period in 2003. Interest expense, as a percentage of average earning assets, decreased to .97% in 2004, compared to 1.31% in 2003 and 1.91% in 2002.

     PremierWest continued to grow its northern California presence during 2004 through its acquisition of Mid Valley Bank (January 2004) and the opening of an office in Woodland, California (July 2004). As a result, the Company increased its number of full service branch offices located in California from nine to fifteen. Management expects that the Company's larger geographic footprint in California will drive further growth opportunities leading to increased loan and deposit volumes.

     Average loans, which generally carry a higher yield than investment securities and other earning assets, comprised 90.08% of average earning assets during 2004, compared to 85.07% in 2003 and 85.54% in 2002. During the same periods, average yields on loans were 6.86% in 2004, 7.24% in 2003, and 7.79% in 2002. Average investment securities comprised 4.11% of average earning assets in 2004, which was down from 6.73% in 2003 and 11.45% in 2002. Tax equivalent interest yields on investment securities were 4.48% for 2004, 5.23% for 2003, and 5.57% in 2002.

     With continued solid loan growth, significantly improved credit quality and a stronger core deposit base, our net interest margin increased 17 basis points, from 5.29% in 2003 to 5.46% for 2004. Also, our net interest spread increased 19 basis points, from 4.92% in 2003 to 5.11% in 2004. Management believes that the Bank's strong core deposit base coupled with a quality credit portfolio has positioned the Bank for the future. While management does not expect a decline in the net interest margin during 2005, there can be no assurance that the net interest margin and net interest spread will continue to increase.

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

	2004 vs. 2003			2003 vs. 2002
	Increase (Decrease) Due To			Increase (Decrease) Due To
			Net			Net
(in thousands)	Volume	Rate	Change	Volume	Rate	Change
Interest-earning assets:
Loans	$13,834	$(2,300)	$11,534	$2,691	$(2,274)	$417
Investment securities:
Taxable securities	(153)	(198)	(351)	(875)	(109)	(984)
Nontaxable securities	(108)	(19)	(127)	(75)	(55)	(130)
Temporary investments	(10)	39	29	449	(254)	195

Total	13,563	(2,478)	11,085	2,190	(2,692)	(502)

Interest-bearing liabilities:
Deposits:
Interest-bearing checking and savings	675	(25)	650	158	(913)	(755)
Time deposits	1,156	(1,282)	(126)	(104)	(1,431)	(1,535)
Term debt	(429)	55	(374)	219	(40)	179

Total	1,402	(1,252)	150	273	(2,384)	(2,111)

Net increase (decrease) in net
interest income	$12,161	$(1,226)	$10,935	$1,917	$(308)	$1,609

Loan Loss Provision

     The loan loss provision represents charges made against earnings to maintain an adequate allowance for loan losses. The allowance is maintained at an amount believed to be sufficient to absorb losses in the loan portfolio and has two components, one of which represents a pre-determined percentage of our entire loan portfolio, and the other representing specifically established reserves for individually classified loans. Factors considered in establishing an appropriate allowance include a careful assessment of the financial condition of the borrower; a realistic determination of the value and adequacy of underlying collateral; the condition of the local economy and the condition of the specific industry of the borrower; a comprehensive analysis of the levels and trends of loan categories; an assessment of pending legal action for collection of loans and related guarantees; and a review of delinquent and classified loans. PremierWest applies a systematic process for determining the adequacy of the allowance for loan losses, including an internal loan review program and a quarterly analysis of the adequacy of the allowance. The quarterly analysis includes determination of specific potential loss factors on individual classified loans, historical potential loss factors derived from actual net charge-off experience and trends in nonperforming loans, and potential loss factors for other loan portfolio risks such as loan concentrations, the condition of the local economy, and the nature and volume of loans. The loan loss provision reflects management's judgment of the credit risk inherent in the loan portfolio. Although management believes the loan loss provision has been sufficient to maintain an adequate reserve for loan losses, there can be no assurance that actual loan losses will not require more significant charges to operations in the future.

     For the year ended December 31, 2004, the loan loss provision totaled $800,000, compared to $1.2 million for 2003, and $1.0 million for 2002. This represents a decrease of 33.33% between 2003 and 2004 and an increase of 15.72% between 2002 and 2003. Prior to 2003, a primary contributor to the loan loss provision was commercial loans that were past due and not adequately collateralized. Management has since required adherence to stringent loan policies and procedures and may require real estate to serve as additional commercial loan collateral, thereby reducing credit risk and potentially mitigating the need for additional loan loss allocations for commercial loans. A more detailed review of the loan loss provision is presented in the table on page 28.

     Loan "charge-offs" refers to the recorded values of loans actually removed from the consolidated balance sheet and, after netting out "recoveries" on previously charged-off loans, become "net charge-offs". PremierWest's policy is to charge off loans when, in management's opinion, the loan or a portion thereof is deemed uncollectible, although concerted efforts are made to maximize recovery after the charge-off. Management will continue to closely monitor the loan quality of new and existing relationships through strict review and evaluation procedures and by making loan officers accountable for collection efforts.

     For the year ended December 31, 2004 and 2003, loan charge-offs exceeded recoveries by $3.2 million and $572,000, respectively. A more detailed review of charge-offs and recoveries is presented in the table on page 28.

Noninterest Income

     Noninterest income is primarily comprised of service charges on deposit accounts; mortgage loan brokerage and related fees; investment brokerage and annuity fees; other commissions and fees; gains on the sale of investment securities; and other noninterest income. With the exception of mortgage loan brokerage income and securities gains, all of these categories of noninterest income have grown consistently over the past three years.

     During 2004 noninterest income increased from $5.9 million to $6.6 million, an increase of $722,000 or 12.28%. Contributing to this growth in 2004 was the acquisition of Mid Valley Bank which accounted for $955,000 of noninterest income. Overall, service charges on deposit accounts increased $548,000; investment brokerage and annuity commissions grew $140,000; other commissions and fees increased $320,000, including $231,000 from the direct funding and sale of residential mortgage loans, a lending function acquired with Mid Valley Bank; and other noninterest income increased $434,000 including $106,000 from miscellaneous other income sources and $60,000 from increases in bank owned life insurance income. These increases were offset by a $720,000 decrease in fee income from brokered mortgage lending as demand for refinances declined significantly from 2003 levels, and a $28,000 decline in gains on sales of investment securities.

     Noninterest income increased from $5.6 million in 2002 to $5.9 million in 2003. Increases of 26.8% in service charges on deposit accounts, 16.3% in investment brokerage and annuity fees and 11.6% in other commissions and fees principally contributed to the growth achieved during 2003.

     In general, management prices the Bank's deposit accounts at rates competitive with those offered by other commercial banks in its market area. Deposit growth has been generated by offering competitive deposit products, cultivating strong customer relationships through exceptional service and cross-selling deposit relationships to loan customers.

Noninterest Expense

     Noninterest expenses consist principally of salaries and employee benefits, occupancy and equipment costs, communication expenses, professional fees, advertising and other expenses.

     Noninterest expense increased 35.5% from $21.0 million in 2003 to $28.5 million in 2004 as the Company successfully completed its acquisition of Mid Valley Bank, expanded into new geographic markets and incurred additional expenses associated with Sarbanes-Oxley 404 compliance. Of the $7.5 million increase in noninterest expense, $3.4 million or 46.3% was directly associated with the ongoing operations of Mid Valley Bank. Overall, salaries and employee benefits increased $3.9 million and occupancy expense increased $1.1 million including $2.3 million and $400,000 respectively, directly associated with the continuing operations of Mid Valley Bank.

     Noninterest expense declined by $698,000 or 3.21%, from $21.7 million in 2002 to $21.0 million in 2003 as salaries and employee benefits expense fell by $536,000 and professional fees decreased by $118,000. During 2003 the Company began to experience efficiency gains that resulted from consolidation efforts that were initiated in 2002 following previous mergers that occurred in 2000 and 2001.

Provision for Income Taxes

     PremierWest's taxable income resulted in an effective tax rate of 33.0% or $4.5 million in federal and state income taxes for 2004. This compares to an effective tax rate of 33.50% for 2003 and 33.00% for 2002.

Efficiency Ratio

     Banks use the term "efficiency ratio" to describe the relationship of administrative and other costs associated with generating revenues, a concept similar to a measurement of overhead. The efficiency ratio is computed by dividing noninterest expense by the sum of net interest income plus noninterest income. Management views the efficiency ratio as a measure of PremierWest's ability to control noninterest expenses. Generally, lower efficiency ratios reflect greater cost controls; however, community banks must balance that focus against the need to maintain quality customer service and loan administration. Management continues to target the upper 50 to lower 60 percentile as its acceptable range for this important measurement. For the year ended December 31, 2004, our efficiency ratio was 66.45%, as compared to 67.29% in 2003, and 74.07% in 2002. The efficiency ratio reflects a continuing trend of year over year improvement with a modest improvement attained during 2004 despite the additional expenses incurred in conjunction with the acquisition and integration of Mid Valley Bank, the start up expenses from opening two additional banking offices, and the resources and expense associated with Sarbanes-Oxley 404 compliance.

FINANCIAL CONDITION

     The table below sets forth certain summary balance sheet information for December 31, 2004, 2003 and 2002.

	December 31,			Increase (Decrease)

	2004	2003	2002	12/31/03 - 12/31/04		12/31/02 - 12/31/03

(dollars in thousands)
ASSETS
Federal funds sold	$15,350	$31,400	$12,485	$(16,050)	(51.11%)	$18,915	151.50%
Investments	17,602	23,006	41,267	(5,404)	(23.49%)	(18,261)	(44.25%)
Restricted equity
investments	1,599	1,797	1,696	(198)	(11.02%)	101	5.96%
Loans	678,594	452,972	392,274	225,622	49.81%	60,698	15.47%
Other assets (1)	91,300	62,146	67,362	29,154	46.91%	(5,216)	(7.74%)

Total assets	$804,445	$571,321	$515,084	$233,124	40.80%	$56,237	10.92%

LIABILITIES
Noninterest-bearing
deposits	$183,845	$121,467	$91,611	$62,378	51.35%	$29,856	32.59%
Interest-bearing
deposits	505,140	354,279	336,726	150,861	42.58%	17,553	5.21%

Total deposits	688,985	475,746	428,337	213,239	44.82%	47,409	11.07%
Other liabilities (2)	24,880	30,824	37,575	(5,944)	(19.28%)	(6,751)	(17.97%)

Total liabilities	713,865	506,570	465,912	207,295	40.92%	40,658	8.73%
SHAREHOLDERS'
EQUITY	90,580	64,751	49,172	25,829	39.89%	15,579	31.68%

Total liabilities
and share-
holder's equity	$804,445	$571,321	$515,084	$233,124	40.80%	$56,237	10.92%

(1)   Includes cash and due from banks, property and equipment, goodwill, other investments, accrued interest receivable and other assets.

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

     The following table sets forth the carrying value of PremierWest's investment portfolio at the dates indicated.

	December 31,

(in thousands)	2004	2003	2002

Investment securities (available-for sale)
U.S. Government and agency
securities	$4,034	$4,045	$18,658
Mortgage-backed securities
and collateralized mortgage
obligations	447	605	1,913
Obligations of states and
political subdivisions	-	14,301	16,708
Corporate bonds	2,034	4,055	3,988
Restricted equity securities	1,599	1,797	1,696

	$8,114	$24,803	$42,963
Investment securities (held-to-maturity)
Obligations of states and
political subdivisions	11,087	-	-

Total Investment Securities	$19,201	$24,803	$42,963

     The contractual maturity of investment securities at December 31, 2004, including restricted equity securities, is shown below. Expected maturities of investment securities could differ from contractual maturities because the borrower, or issuer, may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2004			December 31, 2003			December 31, 2002

	Amortized	Estimated	%	Amortized	Estimated	%	Amortized	Estimated	%
	Cost	Fair Value	Yield (1)	Cost	Fair Value	Yield (1)	Cost	Fair Value	Yield (1)

(dollars in thousands)
U.S. Government and
agency securities:
One year or less	$-	$-	-	$1,998	$2,039	6.00%	$-	$-	-
One to five years	4,106	4,034	3.41%	1,999	2,006	3.26%	11,984	12,177	4.21%
Five to ten years	-	-	-	-	-	-	6,447	6,481	4.44%
Obligations of states and
political subdivisions:
One year or less	1,229	1,235	5.52%	3,361	3,407	5.70%	1,440	1,454	6.36%
One to five years	6,351	6,417	6.06%	7,505	7,897	5.98%	9,412	9,828	5.94%
Five to ten years	2,776	2,792	5.79%	1,473	1,538	6.65%	2,494	2,589	6.29%
Over ten years	732	736	6.89%	1,409	1,459	6.81%	2,774	2,837	6.72%
Corporate bonds:
One year or less	1,000	1,009	6.25%	1,956	1,972	5.32%	-	-	-
One to five years	999	1,025	6.13%	2,001	2,083	6.12%	3,964	3,988	5.90%

Total debt securities	17,193	17,248		21,702	22,401		38,515	39,354
Mortgaged-backed securities
and collateralized mortgage
obligations	442	446	5.03%	594	605	5.00%	1,875	1,913	3.93%
Restricted equity securities	1,599	1,599	N/A	1,797	1,797	N/A	1,696	1,696	N/A

Total securities	$19,234	$19,293		$24,093	$24,803		$42,086	$42,963

(1)     Weighted average yields are stated on a federal tax-equivalent basis at a 34% rate.

     PremierWest, from the acquisition of Mid Valley Bank, acquired a securities portfolio with a fair market value of approximately $49.8 million. Immediately upon acquisition of this portfolio approximately $38.6 million of the acquired securities were sold with no gain or loss being recognized. During 2004, an additional $15.4 million in securities matured, called or were paid down. This compares to proceeds from maturities and calls of investment securities of $23.1 million and $30.1 million in 2003 and 2002, respectively. These sales, calls and maturities resulted in realized gains of $1,000, $29,000 and $304,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

     At December 31, 2004, PremierWest's investment portfolio had total net unrealized gains of approximately $431,000. This compares to net unrealized gains of approximately $710,000 at December 31, 2003, and $877,000 at December 31, 2002. Unrealized gains and losses reflect changes in market conditions and do not represent the amount of actual profits or losses that may be recognized by the Bank. Actual realized gains and losses occur at the time investment securities are sold or called. During the third quarter of 2004, the Bank reclassified obligations of states and political subdivisions from available-for-sale to held-to-maturity to more accurately reflect its purpose and intent to be reserved for the on-going pledging needs, particularly for collateralizing public funds on deposit that exceed the $100,000 FDIC insurance limit. The unrealized holding gain at the time of transfer was $559,000 and is being amortized as an adjustment to yield from the date of transfer through the maturity date of each security transferred. The amortization of the unrealized holding gain reported in shareholders' equity will offset or mitigate the effect on interest income of the amortization of the discount for the held-to-maturity securities transferred. As of December 31, 2004, the unamortized unrealized holding gain on held-to-maturity securities was $464,000.

     Securities may be pledged from time-to-time to secure public deposits, FHLB borrowings, repurchase agreement deposit accounts, or for other purposes as required or permitted by law. At December 31, 2004, securities with a market value of $16.5 million were pledged for such purposes.

     As of December 31, 2004, PremierWest also held 13,224 shares of $100 par value Federal Home Loan Bank of Seattle (FHLB) stock, which is a restricted equity security. FHLB stock represents an equity interest in the FHLB, but it does not have a readily determinable market value. The stock can be sold at its par value only, and only to the FHLB or to another member institution. Member institutions are required to maintain a minimum stock investment in the FHLB based on specific percentages of their outstanding mortgages, total assets or FHLB advances. At December 31, 2004 and 2003, the Bank met its minimum required investment in FHLB.

     The Bank also owns stock in Pacific Coast Banker's Bank (PCBB). The investment in PCBB, which was acquired in the acquisition of Mid Valley Bank, is carried at $276,750, its fair market value at the time of acquisition, and is include in restricted equity investments on the balance sheet. Pacific Coast Banker's Bank operates under a special purpose charter to provide wholesale correspondent banking services to depository institutions. By statute, 100% of PCBB's outstanding stock is held by depository institutions that utilize its correspondent banking services.

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

     Bank officers are charged with loan origination in compliance with underwriting standards overseen by the loan administration department and in conformity with established loan policies. On an annual basis, the Board of Directors determines the lending authority of the Bank's loan officers. Such delegated authority may include authority related to loans, letters of credit, overdrafts, uncollected funds, and such other authority as determined by the Board, the President or Chief Credit Officer within their own delegated authority.

     The Chief Credit Officer has the authority to approve loans up to a lending limit as set by the Board of Directors. All loans above the lending limit of the Chief Credit Officer, and up to a certain higher limit, are reviewed for approval by the President. Loans, that exceed this limit, are subject to review and approval by the Board's Loan

Committee. All loans approved by the Board Loan Committee are reviewed by the full Board at regularly scheduled meetings. PremierWest's unsecured legal lending limit was approximately $13.0 million and our real estate secured lending limit was $21.0 million at December 31, 2004. PremierWest seldom makes loans for an amount approaching its legal lending limits. The following table sets forth the composition of the loan portfolio in dollar amounts and in percentages as of December 31, 2000, through 2004.

	December 31, 2004		December 31, 2003		December 31, 2002		December 31, 2001		December 31, 2000

(dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage

Commercial	$94,560	13.7%	$60,598	13.2%	$46,797	11.7%	$49,265	13.7%	$37,878	16.0%
Real estate - Construction	149,250	21.6%	54,900	11.9%	47,221	11.9%	59,754	16.7%	48,039	20.3%
Real estate - Commercial/
Residential	372,812	54.0%	288,051	62.7%	259,097	65.0%	206,648	57.7%	114,902	48.5%
Consumer	43,039	6.2%	34,273	7.5%	34,648	8.7%	34,537	9.6%	30,675	12.9%
Other	30,800	4.5%	21,941	4.8%	10,587	2.7%	8,189	2.3%	5,478	2.3%

Total	$690,461	100.0%	$459,763	100.0%	$398,350	100.0%	$358,393	100.0%	$236,972	100.0%

     Net outstanding loans totaled $679.1 million at December 31, 2004, representing an increase of $226.2 million, or 49.93% compared to $453.0 million as of December 31, 2003. Loan commitments grew to $178.7 million as of December 31, 2004, representing an increase of $92.4 million over year-end 2003. For a more detailed discussion of off-balance sheet arrangements, see Note 15 to the financial statements included in this report starting on page F-31.

     PremierWest's gross loan portfolio at December 31, 2004, includes loans secured by real estate 75.6%, commercial loans 13.7%, and consumer and other loans 10.7%. The largest category is concentrated in real estate loans, primarily due to management's focus on the significant growth opportunities existing within mortgage and commercial real estate activities occurring in the Bank's market area. Some commercial loans are secured by real estate, but funds are used for purposes other than financing the purchase of real property, such as inventory financing and equipment purchases, where real property serves as collateral for the loan. Loans of this type are characterized as real estate loans because of the real estate held as collateral.

     The following table presents maturity and re-pricing information for the loan portfolio at December 31, 2004. The table segments the loan portfolio between fixed-rate and adjustable rate loans and their respective repricing intervals based on fixed-rate loan maturity dates and variable-rate loan re-pricing dates for the periods indicated.

	December 31, 2004

	Within One	One to Five	After Five
(dollars in thousands)	Year (1)	Years	Years	Total

FIXED-RATE LOAN MATURITIES
Commercial	$6,748	$9,941	$1,652	$18,341
Real estate - Construction	5,334	10,670	1,798	17,802
Real estate - Commercial/Residential	28,444	11,341	945	40,730
Consumer	7,201	6,715	7,594	21,510
Other	3,538	703	324	4,565

Total fixed rate loan maturities	51,265	39,370	12,313	102,948

ADJUSTABLE-RATE LOAN REPRICINGS
Commercial	$66,449	$7,953	$1,817	$76,219
Real estate - Construction	123,196	6,734	1,517	131,447
Real estate - Commercial/Residential	183,856	129,808	18,419	332,083
Consumer	19,859	1,657	13	21,529
Other	24,496	1,237	502	26,235

Total adjustable-rate loan maturities	417,856	147,389	22,268	587,513

Total maturities and repricings	$469,121	$186,759	$34,581	$690,461

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

     At December 31, 2004, loans that were more than 90 days delinquent or for which the accrual of interest had been discontinued included the following:

		% of
		Related
(dollars in thousands)	Amount	Portfolio

Commercial	$935	0.99%
Real estate - Construction	-	0.00%
Real estate - Commercial/Residential	-	0.00%
Consumer	149	0.35%
Other	832	2.70%

Total	$1,916	0.28%

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

     When the Bank acquires real estate through foreclosure, voluntary deed, or similar means, it is classified as "other real estate owned" until it is sold. On December 31, 2004, other real estate owned amounted to approximately $483,000, compared to $1.5 million in 2003. When property is acquired in this manner, it is recorded at the lower of cost (the unpaid principal balance at the date of acquisition) or fair value less estimated selling costs. Any further write-down is charged to expense. All costs incurred from the date of acquisition to maintain the property are expensed as incurred. "Other real estate owned" is appraised during the foreclosure process, before acquisition. Losses are recognized against the allowance for loan losses in the amount by which the cost value of the related loan exceeds the estimated net realizable value of the property acquired. Subsequent write-downs are recorded as noninterest expense.

     At December 31, 2004 and 2003, nonperforming loans (loans more than 90 days delinquent and/or on nonaccrual status) totaled approximately $1.9 million and $400,000, respectively. The majority of this increase is a result of the acquisition of Mid Valley Bank. Management is committed to a credit culture that emphasizes quality underwriting standards and that provides for the effective monitoring of loan quality and aggressive resolution to problem loans once they are identified. Nonperforming assets amounted to 0.30% of total assets outstanding at December 31, 2004, and 0.33% at December 31, 2003. Interest income that would have been recognized on nonaccrual loans if such loans had performed in accordance with contractual terms totaled $177,000 for the year ended December 31, 2004, $118,000 for the year ended December 31, 2003, and $324,000 for the year ended December 31, 2002. Actual interest income recognized on such loans during all of the periods was not significant. At December 31, 2004 and 2003, the allowance for loan losses related to impaired loans was $834,000 and $174,000, respectively.

     The following table summarizes nonperforming assets by category:

	December 31,

(dollars in thousands)	2004	2003	2002	2001	2000

Loans on nonaccrual status	$1,890	$385	$3,410	$2,115	$4,803
Loans past due greater than 90 days but
not on nonaccrual status	26	15	59	3,594	9
Other real estate owned	483	1,511	85	1,259	1,846

Total nonperforming assets	$2,399	$1,911	$3,554	$6,968	$6,658

Percentage of nonperforming assets
to total assets	0.30%	0.33%	0.69%	1.43%	1.93%

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

     PremierWest's allowance for loan losses totaled $9.1 million at December 31, 2004, and $5.5 million at December 31, 2003, representing 1.33% of total loans at December 31, 2004, and 1.19% of total loans at December 31, 2003. The loan loss allowance represents 478.65% of nonperforming loans at December 31, 2004, and 1,366.50% of nonperforming loans at December 31, 2003. Although management believes that it uses the best information available in providing for estimated loan losses and believes that the allowance was adequate at December 31, 2004, future adjustments could be necessary and net earnings could be negatively affected if circumstances and/or economic conditions differ substantially from the assumptions used in making the determinations of the adequacy of the allowance for loan losses.

     The following is a summary of PremierWest's loan loss experience and selected ratios for the periods presented.

	December 31,

(dollars in thousands)	2004	2003	2002	2001	2000

Loans outstanding at end of year	$690,461	$459,763	$398,350	$358,393	$236,972

Average loans outstanding	$605,747	$414,623	$380,068	$304,257	$212,685

Allowance for loan losses, beginning
of year	$5,466	$4,838	$4,825	$3,476	$3,075
Loans charged off:
Commercial	(176)	(252)	(672)	(500)	(197)
Real estate	(563)	(160)	(253)	(538)	(163)
Consumer	(302)	(222)	(216)	(297)	(147)
Other	(2,758)	-	-	-	-

Total loans charged off	(3,799)	(634)	(1,141)	(1,335)	(507)

Recoveries:
Commercial	75	28	55	47	38
Real estate	3	-	2	-	47
Consumer	87	34	60	78	15
Other	454	-	-	-	139

Total recoveries	619	62	117	125	239

Net loans charged off	(3,180)	(572)	(1,024)	(1,210)	(268)
Allowance for loan losses transferred from
Timberline (2001); Mid Valley Bank (2004)	6,085	-	-	1,396	-
Provision charged to income	800	1,200	1,037	1,163	669

Allowance for loan losses, end of year	$9,171	$5,466	$4,838	$4,825	$3,476

Ratio of net loans charged off to average
loans outstanding	(0.53)%	(0.14)%	(0.27)%	(0.40)%	(0.13)%

Ratio of allowance for loan losses to
ending total loans	1.33%	1.19%	1.21%	1.35%	1.47%

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

	December 31,

	2004		2003		2002		2001		2000

	Total	Percentage of	Total	Percentage of	Total	Percentage of	Total	Percentage of	Total	Percentage of
(dollars in thousands)	Amount	Allowance	Amount	Allowance	Amount	Allowance	Amount	Allowance	Amount	Allowance

Type of loan:
Commercial	$2,833	30.89%	$874	15.99%	$1,148	23.73%	$1,208	25.04%	$1,214	34.93%
Real estate-
Construction	767	8.36%	475	8.69%	286	5.91%	658	13.64%	925	26.61%
Real estate-
Commercial/
Residential	3,171	34.58%	3,038	55.58%	2,374	49.07%	2,677	55.48%	1,207	34.72%
Consumer and Other	435	4.74%	718	13.14%	822	16.99%	237	4.91%	94	2.70%
Unallocated	1,965	21.43%	361	6.60%	208	4.30%	45	0.93%	36	1.04%

Total	$9,171	100.00%	$5,466	100.00%	$4,838	100.0%	$4,825	100.0%	$3,476	100.0%

As of December 31, 2004, PremierWest's specific allocation of its allowance for loan losses related to loans on nonaccrual status; estimated reserves based on individual credit risk ratings; loans for which management believes the borrower might be unable to comply with loan repayment terms, even though the loans are not in nonaccrual status; and, loans for which supporting collateral might not be adequate to recover loan amounts if foreclosure and subsequent sale of collateral become necessary. The unallocated portion of the allowance for loan losses is provided to recognize estimated potential losses for which a specific reserve has not been established. The unallocated, general reserve increased significantly from 2003 to 2004 and is considered reasonable by management based on several factors including exposure to documentation errors on certain loans in the portfolio, the lack of seasoning within the acquired portfolio of loans from Mid Valley Bank, which contributed a significant portion of the charge-off volume during 2004; and the Bank's geographical expansion from its acquisition of Mid Valley Bank, into markets and economies where we lack experience in assessing patterns of risk. Even with a diligent assessment by management, there can be no assurance regarding the actual amount of future charge-offs that will be incurred.

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

     The distribution of deposit accounts by type and rate is set forth in the following tables as of the indicated dates.

	Years Ended December 31,

	2004			2003			2002

	Average	Interest	Average	Average	Interest	Average	Average	Interest	Average
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate

Interest-bearing checking
and savings	$299,460	$2,248	0.75%	$210,515	$1,598	0.76%	$197,362	$2,353	1.19%
Time deposits	179,305	3,799	2.12%	138,507	3,925	2.83%	141,200	5,460	3.87%

Total interest-bearing deposits	478,765	$6,047	1.26%	349,022	$5,523	1.58%	338,562	$7,813	2.31%

Noninterest-bearing deposits	168,493			100,698			85,523

Total interest-bearing and
noninterest-bearing deposits	$647,258			$449,720			$424,085

     Total deposits grew $213.2 million during 2004, reaching $689.0 million at December 31, 2004 compared to $475.7 million at December 31, 2003, a 44.8% increase. Of this increase, approximately $165.0 million can be attributed to the acquisition of Mid Valley Bank. At December 31, 2003, total deposits were $475.7 million, an increase of $47.4 million or 11%, from total deposits of $428.3 million at December 31, 2002. During 2004, noninterest-bearing deposits grew $62.4 million, from $121.5 million at December 31, 2003 to $183.8 million at December 31, 2004, a 51.4% increase. At December 31, 2004, core deposits, which consist of all demand deposit accounts, savings accounts, and certificates of deposit less than $100,000, accounted for 91.16% of total deposits, up from 91.13% as of December 31, 2003.

     Interest-bearing deposits consist of money market, NOW, savings, and time certificate accounts. Interest-bearing account balances tend to grow or decline as PremierWest adjusts its pricing and product strategies based on market conditions, including competing deposit products. At December 31, 2004, total interest-bearing deposit accounts were $505.1 million, an increase of $151 million, or 42.6%, from December 31, 2003.

     Management generally follows a policy against relying on brokered deposits as a source for funding future loan growth, since in most cases, brokered deposit accounts are purchased with long-term maturities of two to seven years. At December 31, 2004, time certificates of deposits of $100,000 and over totaled $60.9 million, or 8.83% of total outstanding deposits, compared to $42.2 million, or 8.87%, of total outstanding deposits at December 31, 2003, and $44.8 million, or 10.6%, of total outstanding deposits at December 31, 2002. The increase between 2003 and 2004 was substantially the result of deposits acquired with Mid Valley Bank. The following table sets forth, by time remaining to maturity, time certificates of deposit accounts outstanding at December 31, 2004:

	Time Deposits of		Time Deposits Less
	$100,000 or More		Than $	100,000

(dollars in thousands)	Amount	Percentage	Amount	Percentage

Three months or less	$17,009	27.93%	$30,736	25.74%
Over three months through six months	7,621	12.51%	20,562	17.22%
Over six months through 12 months	11,665	19.15%	29,138	24.40%
Over 12 months	24,610	40.41%	38,964	32.64%

Total	$60,905	100.0%	$119,400	100.00%

Short-term and Long-term Borrowings and Other Contractual Obligations

     The following table sets forth certain information with respect to PremierWest's short-term borrowings of federal funds purchased and securities sold under agreements to repurchase:

	Years Ended December 31,

	2004		2003		2002

		Federal		Federal		Federal
	Repurchase	Funds	Repurchase	Funds	Repurchase	Funds
	Agreements	Purchased	Agreements	Purchased	Agreements	Purchased

(dollars in thousands)
Amount outstanding at end of period	$-	-	$3,401	-	$8,890	$-
Weighted average interest rate at
end of period	-	-	0.6%	-	1.0%	-
Maximum amount outstanding at any
month-end during the year	$2,578	-	$9,036	-	$9,525	$-
Average amount outstanding during
the period	$1,039	-	$6,603	-	$8,134	$16
Average weighted interest rate
during the period	0.1%	-	0.9%	-	1.3%	2.1%

     PremierWest had long-term borrowings outstanding with the Federal Home Loan Bank of Seattle (FHLB) totaling $2.4 million and $23.1 million as of December 31, 2004 and 2003, respectively. The Bank makes monthly principal and interest payments on the long-term borrowings which mature between 2006 and 2014 and bear interest at rates ranging from 5.82% to 7.63%. The Bank also participates in the Cash Management Advance Program (the Program) with the FHLB and as of December 31, 2004 and 2003 the Bank had no borrowings outstanding under the Program. The Bank had total FHLB borrowings of $2.4 million against an available line of credit of approximately $49.0 million as of December 31, 2004. All outstanding borrowings with the FHLB are collateralized by a blanket pledge agreement principally covering loans in the Bank's portfolio that are secured by 1st liens against 1-4 family and multi-family residential properties as well as the Bank's FHLB stock and potentially any funds, investment securities or loans on deposit with the FHLB.

     At December 31, 2004, two wholly-owned special purpose subsidiary trusts established by PremierWest Bancorp had issued $15.5 million of pooled trust preferred securities. Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trusts used the net proceeds from the offering to purchase a like amount of Junior Subordinated Debentures (the "Debentures") of the Company. The Debentures are the sole assets of the trusts. The Company's obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. The Company has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.

     By issuing Trust Preferred Securities the Company is able to secure a long-term source of borrowed funds in support of its growth needs with a debt instrument that is includable as capital for regulatory purposes in the calculation of its risk based capital ratios. Under current Federal Reserve Bank policy, all of the outstanding debentures, subject to certain limitations, have been included in the determination of Tier I capital for regulatory purposes.

     The following table is a summary of current trust preferred securities at December 31, 2004.

		Issue				Redemption
Trust Name	Issue Date	Amount	Rate Type	Rate	Maturity Date	Date

PremierWest Statutory Trust I	December 2004	$7,732,000	Fixed	5.65%	December 2034	December 2009
PremierWest Statutory Trust II	December 2004	$7,732,000	Fixed	5.65%	March 2035	March 2010

     PremierWest is a party to numerous contractual financial obligations including repayment of borrowings, operating lease payments and commitments to extend credit under off-balance sheet arrangements. The scheduled repayment of long-term borrowings and other contractual obligations is as follows (in thousands):

	Payments due by period

Contractual Obligations	Total	< 1 year	1-3 years	3-5 years	> 5 years

Long-term borrowings	$2,419	$639	$1,738	$14	$28
Capital lease obligations	-	-	-	-	-
Operating lease obligations	2,161	316	454	323	1,068
Purchase obligations	-
Junior subordinated debentures	15,464				15,464

Total	$20,044	$955	$2,192	$337	$16,560

Off-Balance Sheet Arrangements

     Significant off-balance sheet commitments at December 31, 2004 include commitments to extend credit of $166.8 million and standby letters of credit of $11.9 million. See Note 15 on page F-31 of the Notes to Consolidated Financial Statements included with this report for a discussion on the nature, business purpose and importance of off-balance sheet arrangements.

LIQUIDITY AND CAPITAL RESOURCES; REGULATORY CAPITAL

     Shareholders' equity was $90.6 million at December 31, 2004, an increase of $25.8 million or 39.9% from December 31, 2003. The increase reflects comprehensive income of $9.0 million, $16.8 million in common stock issued to shareholders of Mid Valley Bank and the exercise of stock options and related tax benefit of $351,000. This was offset by the declaration of preferred stock dividends of $275,000 and cash paid for fractional shares resulting from the 5% stock dividend.

     PremierWest has adopted policies to maintain a relatively liquid position to enable it to respond to changes in the financial environment and ensure sufficient funds are available to meet customers' needs for borrowing and deposit withdrawals. Generally, PremierWest's major sources of liquidity are customer deposits, sales and maturities of investment securities, the use of borrowings from the FHLB and correspondent banks, and net cash provided by operating activities. As of December 31, 2004, unused and available lines of credit totaled $49.0 million from FHLB's Cash Management Advance Program and $39.0 million from correspondent banks. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and unscheduled loan prepayments are not as stable because they are influenced by general interest rate levels, competing interest rates available on other investments, market competition, economic conditions, and other factors. Liquid asset balances include cash, amounts due from other banks, federal funds sold, and securities available-for-sale. At December 31, 2004, these liquid assets totaled $43.0 million or 5.34% of total assets as compared to $73.7 million or 12.90% of total assets at December 31, 2003. Total liquid assets of $73.7 million as of December 31, 2003, compare to $83.2 million or 16.16% of total assets at December 31, 2002. Liquidity declined during 2004 as a result of strong loan growth and management's continued policy of pursuing core deposit growth rather than attracting higher priced certificates of deposit.

     Analysis of liquidity should include a review of the changes that appear in the consolidated statements of cash flows for the year ended December 31, 2004. The statement of cash flows includes operating, investing, and financing categories. Operating activities include net income of $9.1 million and $16.5 million in adjustments for non-cash items and changes in cash due to changes in certain assets and liabilities. Investing activities consist primarily of proceeds from sold or matured securities and purchases of securities, the impact of the net growth in loans and the acquisition of Mid Valley Bank. Financing activities present the cash flows associated with the change in deposit accounts, changes in long-term and other borrowings, including the issuance of junior subordinated debentures, and various shareholder transactions.

     At December 31, 2004, PremierWest had outstanding unfunded lending commitments of $178.7 million. Nearly all of these commitments represented unused portions of credit lines available to businesses. Many of these credit lines are not expected to be fully drawn upon and, accordingly, the aggregate commitments do not necessarily represent future cash requirements. Management believes that PremierWest's sources of liquidity are sufficient to meet likely calls on outstanding commitments, although there can be no assurance in this regard.

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

	2004	2003	Minimum to be	Minimum to be
	Actual	Actual	"Adequately Capitalized"	"Well-Capitalized"

Total risk-based capital ratio	11.27%	12.01%	>8.00%	>10.00%
Tier 1 risk-based capital ratio	10.06%	10.94%	>4.00%	>6.00%
Leverage ratio	9.94%	10.12%	>4.00%	>5.00%

The various capital ratios for PremierWest Bancorp at December 31, compared to regulatory minimums for capital adequacy purposes are as follows:

	2004	2003	Minimum to be
	Actual	Actual	"Adequately Capitalized"

Total risk-based capital ratio	12.06%	12.21%	>8.00%
Tier 1 risk-based capital ratio	10.86%	11.15%	>4.00%
Leverage ratio	10.70%	10.31%	>4.00%

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

     Subsequent to our acquisition of Mid Valley Bank, a substantial portion of our entire market is located on the Interstate 5 corridor between Chico, California, and Roseburg, Oregon. Our customers are directly and indirectly dependent upon the economies of these areas and upon the timber and tourism industries, which are the primary employers and revenue sources in our markets. National, regional, and local economic factors that affect these industries will have a disproportionately negative impact on our customers. Localized economic declines will thus adversely impact our customers, and in exacerbated circumstances may increase the rate at which our borrowers default on their loans. Additionally, the vast majority of our loans are secured by real and personal property located in this same region, and declining economic conditions in this area could make it more difficult for us to realize full value on the collateral that secures these loans. A deterioration in economic and business conditions in our market areas, particularly in the natural resources, manufacturing and real estate industries on which some of these areas depend, could have a material adverse impact on the quality of our loan portfolio and the demand for our products and services, which in turn may have a material adverse effect on our results of operations. Further, a downturn in the national economy might further exacerbate local economic conditions. The extent of the future impact of these events on economic and business conditions cannot be predicted.

We may not effectively manage our growth or our recent or future acquisitions which could adversely affect the quality of our operations and our costs.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

     In March 2004, the Financial Accounting Standards Board (FASB) ratified the consensus reached by the Emerging Issues Task Force (EITF) regarding Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." EITF Issue 03-1 provides guidance on recognition and measurement of other-than-temporary impairment and its application to certain investments, including all debt securities and equity securities that are subject to the scope of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

     On September 30, 2004, FASB issued a proposed Board-directed Staff Position, FSP EITF Issue 03-1-a, "Implementation Guidance for the Application of Paragraph 16," of EITF Issue No. 03-1. The proposed FSP will provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under paragraph 16 of EITF Issue 03-1. The Board has delayed the effective date to provide further implementation guidance. This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The delay of the effective date for paragraphs 10 through 20 of EITF Issue 03-1 will be superseded concurrent with the final issuance of FSB EITF Issue 03-1-a. Management does not anticipate adoption of EITF Issue 03-1-a will have a significant impact upon PremierWest's consolidated financial statements.

     In December 2004, the FASB revised SFAS No. 123, "Accounting for Stock-Based Compensation." This statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. The statement requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award, also known as the requisite service period (usually the vesting period).

     SFAS No. 123 is effective for public entities as of the beginning of the first interim reporting period that begins after June 15, 2005. Management estimates that the effect of adopting this Statement will result in the recognition of additional compensation expense of $37,000 during 2005.

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

     The following table illustrates the maturities or repricing of PremierWest's assets and liabilities as of December 31, 2004, based upon the contractual maturity or contractual repricing dates of loans and the contractual maturities of time deposits and borrowings. Prepayment assumptions have not been applied to fixed-rate mortgage loans. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

(dollars in thousands)	BY REPRICING INTERVAL

	0 - 3 Months	4 - 12 Months	1 - 5 Years	Over 5 Years	Total

ASSETS
Interest-earning assets:
Federal funds sold and interest-earning
deposits	$15,371	$-	$-	$-	$15,371
Investment Securities	809	2,607	11,403	2,873	17,692
Loans	353,074	116,053	186,754	34,580	690,461

Total	$369,254	$118,660	$198,157	$37,453	$723,524

LIABILITIES
Interest-bearing liabilities:
Interest-bearing checking and savings	$128,787	$48,319	$123,474	$24,254	$324,834
Time deposits	47,945	68,985	62,914	462	180,306
Borrowings	60	181	2,145	15,497	17,883

Total	$176,792	$117,485	$188,533	$40,213	$523,023

Interest rate sensitivity gap	$192,462	$1,175	$9,624	$(2,760)	$200,501

Cumulative	$192,462	$193,637	$203,261	$200,501

Cumulative gap as a % of earning-assets	26.6%	26.8%	28.1%	27.7%

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

     PremierWest's simulation analysis forecasts net interest income and earnings given unchanged interest rates (stable rate scenario). The model then estimates a percentage change from the stable rate scenario under scenarios of rising and falling market interest rates over various time horizons. The simulation model based on December 31, 2004 data, estimates that if a decline of 200 basis points occurs, net interest income could be unfavorably affected up to approximately 7.79%, while a similar increase in market rates would have a favorable impact of approximately 10.73%. Because of uncertainties about customer behavior, refinance activity, absolute and relative loan and deposit pricing levels, competitor pricing and market behavior, product volumes and mix, and other unexpected changes in economic events affecting movements and volatility in market rates, there can be no assurance that simulation results are reliable indicators of earnings under such conditions.

	Net (Decrease) in	Net
	Net Interest Income	Interest	Return on
	(in thousands)	Margin	Equity

As of December 31, 2004,
the prime rate was 5.25%	$-	5.56%	10.20%

Prime rate increase of:
200 basis points to 7.25%	$4,275	6.27%	12.81%
100 basis points to 6.25%	$2,113	5.91%	11.50%

Prime rate decrease of:
200 basis points to 3.25%	$(3,102)	5.00%	8.24%
100 basis points to 4.25%	$(1,973)	5.22%	8.97%

(1) Tax adjusted at a 34% rate.

It is PremierWest's policy to manage interest rate risk to maximize long-term profitability under the range of likely interest-rate scenarios.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements called for by this item are included in this report beginning on page F-1.

     The following tables set forth the Company's unaudited consolidated financial data regarding operations for each quarter of 2004 and 2003. This information, in the opinion of management, includes all adjustments necessary, consisting only of normal and recurring adjustments, to state fairly the information set forth therein. Certain amounts previously reported have been reclassified to conform to the current presentation. These reclassifications had no net impact on the results of operations.

	2004

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(dollars in thousands, except per share data)

INCOME STATEMENT DATA
Total interest income	$9,520	$10,346	$11,227	$11,742
Total interest expense	1,557	1,596	1,599	1,786

Net interest income	7,963	8,750	9,628	9,956
Provision for loan losses	300	200	150	150

Net interest income after
provision for loan losses	7,663	8,550	9,478	9,806
Noninterest income	1,551	1,696	1,687	1,669
Noninterest expense	6,475	7,107	7,544	7,380

Income before income taxes	2,739	3,139	3,621	4,095
Provision for income taxes	904	1,036	1,195	1,351

Net income before cumulative effect of accounting change	1,835	2,103	2,426	2,744
Cumulative effect of an accounting change, net of tax	-	-	-	-

Net income	$1,835	$2,103	$2,426	$2,744

Basic earnings per common share	$0.13	$0.14	$0.16	$0.18

Diluted earnings per common share	$0.12	$0.13	$0.15	$0.17

	2003

		Second		Fourth
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(dollars in thousands, except per share data)

INCOME STATEMENT DATA
Total interest income	$7,850	$7,923	$8,169	$7,838
Total interest expense	1,750	1,686	1,538	1,418

Net interest income	6,100	6,237	6,631	6,420
Provision for loan losses	300	300	300	300

Net interest income after
provision for loan losses	5,800	5,937	6,331	6,120
Noninterest income	1,356	1,576	1,599	1,349
Noninterest expense	5,279	5,223	5,464	5,075

Income before income taxes	1,877	2,290	2,466	2,394
Provision for income taxes	629	769	824	802

Net income before cumulative effect of accounting change	1,248	1,521	1,642	1,592
Cumulative effect of an accounting change, net of tax	-	-	-	-

Net income	$1,248	$1,521	$1,642	$1,592

Basic earnings per common share	$0.10	$0.12	$0.13	$0.12

Diluted earnings per common share	$0.10	$0.12	$0.13	$0.12

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

     Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Exchange Act Rules 13a -15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal controls over financial reporting were effective as of December 31, 2004.

     Management's assessment of the effectiveness of our internal controls over financial reporting as of December 31, 2004 has been audited by Moss Adams, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

INTERNAL CONTROL OVER FINANCIAL REPORTING

     There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

DISCLOSURE CONTROLS AND PROCEDURES

     Our management has evaluated, under the supervision and with the participation of our President and Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on that evaluation, our President and Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

ITEM 9B. OTHER INFORMATION

     The Board of Directors approved an increase in director fees and committee meeting fees effective beginning with meetings held after December 31, 2004. Attached as Exhibit 10.15 is a complete Summary of 2005 Director Compensation.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information provided in response to this Item is incorporated by reference to the Definitive Proxy Statement on Schedule 14A for the Company's 2005 Annual Meeting of Shareholders, which the Company expects first to be sent or given to security holders on or about April 9, 2005.

ITEM 11. EXECUTIVE COMPENSATION AND REPORT OF COMPENSATION COMMITTEE

     The information provided in response to this Item is incorporated by reference to the Definitive Proxy Statement on Schedule 14A for the Company's 2005 Annual Meeting of Shareholders, which the Company expects first to be sent or given to security holders on or about April 9, 2005.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information provided in response to the Security Ownership of Certain Beneficial Owners and Management required by this Item is incorporated by reference to the Definitive Proxy Statement on Schedule 14A for the Company's 2005 Annual Meeting of Shareholders, which the Company expects first to be sent or given to security holders on or about April 9, 2005.

Equity Compensation Plan Information

                                                                                        Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	592,282 (1)	$6.82 (1)	605,757
Equity compensation plans not approved by security holders	-	-	-
Total	592,282	$6.82	605,757

Notes:
(1) -     Includes 59,894 options with a weighted average exercise price of $3.39 that were assumed in the merger of United Bancorp (Douglas National Bank) on May 8, 2000.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information provided in response to this Item is incorporated by reference to the Definitive Proxy Statement on Schedule 14A for the Company's 2005 Annual Meeting of Shareholders, which the Company expects first to be sent or given to security holders on or about April 9, 2005.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     The information provided in response to this item is incorporated by reference to the Definitive Proxy Statement on Schedule 14A for the Company's 2005 Annual Meeting of Shareholders, which the Company expects first to be sent or given to security holders on or about April 9, 2005.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

    (a)      (1)     Financial Statements:
                                The consolidated financial statements for the fiscal years ended December 31, 2004, 2003, and 2002 are included in this report beginning on page F-1.

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

                (3)     The following exhibits are filed with, and incorporated into by reference, this report, and this list constitutes the exhibit index:

Exhibits

3.1       Articles of Incorporation of PremierWest Bancorp 1 3.2 Amended and Restated Bylaws of PremierWest Bancorp 2 4.1 Specimen Stock Certificate 3

4.2       Series A Preferred Stock Certificate Designation of the Registrant 1

10.1     Amendment, dated December 27, 2004, to Employment Agreement, dated July 29, 2004, between John L. Anhorn and PremierWest Bancorp 4 6 A +

10.2     Amendment, dated December 27, 2004, to Employment Agreement, dated July 29, 2004, between Tom Anderson and PremierWest Bancorp 4 6 B +

10.3     Amendment, dated December 27, 2004, to Supplemental Executive Retirement Plan Agreement, dated July 29, 2004, between John L. Anhorn and PremierWest Bank 4 6 C +

10.4      Amendment, dated December 27, 2004, to Supplemental Executive Retirement Plan Agreement, dated July 29, 2004, between Tom Anderson and PremierWest Bank 4 6 D +

10.5     Amendment, dated July 29, 2004, to Executive Survivor Income Agreement dated, November 12, 2002, between John A. Anhorn and PremierWest Bank 4 E +

10.6      Amendment, dated July 29, 2004, to Executive Survivor Income Agreement dated, November 12, 2002, between Tom Anderson and PremierWest Bank 4 F +

10.7      2005 Executive Deferred Compensation Agreement between John A. Anhorn and PremierWest Bank dated December 27, 2004 6 G +

10.8      Continuing Benefits Agreement between Thomas Becker and PremierWest Bank dated December 27, 20046 H +

10.9      2005 Director Deferred Compensation Agreement between Thomas Becker and PremierWest Bank dated December 27, 2004 6 H +

10.10    1992 Combined Incentive and Non-Qualified Stock Option Plan of Bank of Southern Oregon 3

10.11    United Bancorp Stock Option Plan, as amended 5

10.12     PremierWest Bancorp Stock Option Plan 4

10.13     Agreement of Merger dated September 15, 2003, by and among PremierWest Bancorp, PremierWest Bank and Mid Valley Bank 1

10.14     Amendment No. 1 to the Agreement of Merger, dated November 24, 2003 1 10.15 Summary of 2005 Director Compensation 21.1 Subsidiaries of PremierWest Bancorp 1

23.1       Consent of Moss Adams LLP relating to the audited financial statements of the registrant for the period ending December 31, 2004, 2003 and 2002

31.1      Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

31.2      Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

32.1      Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(a) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2      Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(a) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

1           Incorporated by reference to Registrant's statement on Form S-4 (File NO. 333-110842).

2           Incorporated by reference to Registrant's quarterly report on Form 10-Q for the period ended September 30, 2003.

3           Incorporated by reference to Registrant's statement on Form S-4 (File No. 333-96209).

4           Incorporated by reference to the Registrant's quarterly report on from 10-Q for the period ended September 30, 2004.

5           Incorporated by reference to the registration statement on Form S-8 (File No. 333-40886).

6           Incorporated by reference to the Registrant's report on Form 8-K (File No. 000-50332).

A         A substantially identical agreement exists between PremierWest Bancorp and Richard Hieb, except that Mr. Hieb's agreement provides for a base salary of $150,000.

B         A substantially identical agreement exists between PremierWest Bancorp and James Earley, except that Mr. Earley's agreement provides for a base salary of $110,000.

C         A substantially identical agreement exists between PremierWest Bancorp and Richard Hieb, except that Mr. Hieb's agreement provides for retirement pay of 42% of base salary.

D        A substantially identical agreement exists between PremierWest Bancorp and James Earley, except that Mr. Earley's agreement provides for retirement pay of 40% of base salary.

E         A substantially identical agreement exists between PremierWest Bancorp and Richard Hieb, except that Mr. Hieb's agreement provides for a pre-retirement death benefit of $150,000.

F         A substantially identical agreement exists between PremierWest Bancorp and James Earley, except that Mr. Earley's agreement provides for a pre- and post-retirement death benefits of $150,000 and $150,000 respectively.

G         Substantially identical agreements dated December 27, 2004 were entered into by and between PremierWest Bank and the following executives: Richard Hieb, Tom Anderson and Jim Earley.

H        Substantially identical agreements dated December 27, 2004 were entered into by and between PremierWest Bank and the following directors: John B. Dickerson, John A. Duke, Dennis N. Hoffbuhr, Patrick G. Huycke, Brian Pargeter, James L. Patterson, and Rickar D. Watkins.

+        Management contract or compensatory plan or arrangement.

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

PREMIERWEST BANCORP (Registrant)

By:	/s/ John L. Anhorn	Date: March 15, 2005
John L. Anhorn, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ John Duke	Date: March 15, 2005
John Duke, Director

By:	/s/ Dennis Hoffbuhr	Date: March 15, 2005
Dennis Hoffbuhr, Director

By:	/s/ Rickar Watkins	Date: March 15, 2005
Rickar Watkins, Director

By:	/s/ James Patterson	Date: March 15, 2005
James Patterson, Director

By:	/s/ John L. Anhorn	Date: March 15, 2005
John L. Anhorn, Director, President and
Chief Executive Officer

By:	/s/ Richard R. Hieb	Date: March 15, 2005
Richard R. Hieb, Chief Operating Officer

By:	/s/ Tom Anderson	Date: March 15, 2005
Tom Anderson, Chief Financial Officer, and
Principal Accounting Officer

Signatures - (continued)

By:	/s/ Tom Becker	Date: March 15, 2005
Tom Becker, Director

By:	/s/ Brian Pargeter	Date: March 15, 2005
Brian Pargeter, Director

By:	/s/ Patrick Huycke	Date: March 15, 2005
Patrick Huycke, Director

By:	John Dickerson	Date: March 15, 2005
John Dickerson, Director

PREMIERWEST BANCORP AND SUBSIDIARY

__________

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
AND
CONSOLIDATED FINANCIAL STATEMENTS

__________

DECEMBER 31, 2004, 2003, AND 2002

CONTENTS

PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM ON INTERNAL CONTROL
OVER FINANCIAL REPORTING	F-1 - F-2

REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM	F-3

CONSOLIDATED FINANCIAL STATEMENTS
Balance sheets	F-4 - F-5
Statements of income	F-6 - F-7
Statements of changes in shareholders' equity	F-8
Statements of cash flows	F-9 - F-10
Notes to financial statements	F-11 - F-46

Note:    These consolidated financial statements have not been reviewed, or confirmed for accuracy or relevance by the Federal Deposit Insurance
            Corporation.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders of
PremierWest Bancorp

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that PremierWest Bancorp and subsidiary (PremierWest or the Company) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). PremierWest's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

To the Board of Directors and Shareholders
PremierWest Bancorp

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that PremierWest maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, PremierWest maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PremierWest as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholders' equity, and cash flow for each of the three years in the period ended December 31, 2004 and our report dated March 14, 2005, expressed an unqualified opinion thereon.

Portland, Oregon
March 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
PremierWest Bancorp

We have audited the accompanying consolidated balance sheets of PremierWest Bancorp and Subsidiary (PremierWest Bank) as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of PremierWest Bancorp's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PremierWest Bancorp as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2005, expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Portland, Oregon
March 14, 2005

PREMIERWEST BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31,

	2004	2003

	(in thousands)

Cash and cash equivalents:
Cash and due from banks	$21,084	$18,949
Federal funds sold	15,350	31,400

Total cash and cash equivalents	36,434	50,349

Interest-bearing deposits with Federal Home
Loan Bank	21	5

Investments:
Investment securities available-for-sale, at fair market value	6,515	23,006
Investment securities held-to-maturity, at amortized cost	11,087	-
Restricted equity securities	1,599	1,797

Total investments	19,201	24,803

Mortgage loans held-for-sale, at cost, which
approximates market	533	-
Loans, net of allowance for loan losses and
deferred loan fees	678,594	452,972

Total loans	679,127	452,972

Premises and equipment, net of accumulated
depreciation and amortization	27,922	21,784
Core deposit intangibles, net of amortization	2,997	537
Goodwill	19,566	6,633
Accrued interest and other assets	19,177	14,238

TOTAL ASSETS	$804,445	$571,321

PREMIERWEST BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY

	December 31,
	2004	2003
	(in thousands)

LIABILITIES
Deposits:
Demand	$183,845	$121,467
Interest-bearing demand and savings	324,834	227,267
Time	180,306	127,012

Total deposits	688,985	475,746

Federal Home Loan Bank borrowings	2,419	23,058
Junior subordinated debentures	15,464	-
Securities sold under agreements to repurchase	-	3,401
Accrued interest and other liabilities	6,997	4,365

Total liabilities	713,865	506,570

COMMITMENTS AND CONTINGENCIES (Notes 15 and 21)

SHAREHOLDERS' EQUITY
Series A Preferred Stock, no par value, 1,000,000
shares authorized; 11,000 shares issued
And outstanding	9,590	9,590
Common stock, no par value, 20,000,000 shares
authorized; 14,612,332 shares issued
And outstanding (12,162,026 in 2003)	62,482	38,260
Retained earnings	18,224	16,463
Accumulated other comprehensive income	284	438

Total shareholders' equity	90,580	64,751

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$804,445	$571,321

See accompanying notes.

PREMIERWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2004	2003	2002
	(in thousands, except earnings per
		share amounts)

INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$41,413	$29,951	$29,595
Interest on investments:
Taxable	386	704	1,683
Nontaxable	522	606	692
Interest on federal funds sold	450	421	225
Other interest and dividends	64	97	103

Total interest and dividend income	42,835	31,779	32,298

INTEREST EXPENSE
Deposits:
Interest-bearing demand and savings	2,248	1,598	2,353
Time	3,799	3,925	5,460
Other borrowings	494	868	689

Total interest expense	6,541	6,391	8,502

NET INTEREST INCOME	36,294	25,388	23,796

LOAN LOSS PROVISION	800	1,200	1,037

Net interest income after loan loss provision	35,494	24,188	22,759

NONINTEREST INCOME
Service charges on deposit accounts	2,578	2,030	1,601
Mortgage loan brokerage and other fees	1,087	1,807	1,780
Investment brokerage and annuity fees	936	796	684
Other commissions and fees	1,100	780	699
Other noninterest income	901	467	788

Total noninterest income	6,602	5,880	5,552

NONINTEREST EXPENSE
Salaries and employee benefits	16,091	12,189	12,725
Net occupancy and equipment	4,953	3,892	3,961
Communications	1,487	1,068	1,088
Professional fees	987	550	668
Advertising	885	607	532
Other	4,099	2,735	2,765

Total noninterest expense	28,502	21,041	21,739

PREMIERWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2004	2003	2002
	(in thousands, except earnings per
		share amounts)

INCOME BEFORE PROVISION FOR INCOME
TAXES AND CUMULATIVE EFFECT OF AN
ACCOUNTING CHANGE	$13,594	$9,027	$6,572

PROVISION FOR INCOME TAXES	4,486	3,024	2,169

NET INCOME BEFORE CUMULATIVE EFFECT
OF AN ACCOUNTING CHANGE	9,108	6,003	4,403

CUMULATIVE EFFECT OF AN ACCOUNTING
CHANGE, net of tax	-	-	(99)

NET INCOME	$9,108	$6,003	$4,304

BASIC EARNINGS PER COMMON SHARE
BEFORE CUMULATIVE EFFECT OF AN
ACCOUNTING CHANGE	$0.61	$0.47	$0.35

DILUTED EARNINGS PER COMMON SHARE
BEFORE CUMULATIVE EFFECT OF AN
ACCOUNTING CHANGE	$0.58	$0.46	$0.35

PER SHARE CUMULATIVE EFFECT OF AN
ACCOUNTING CHANGE, NET OF TAX	$-	$-	$0.01

BASIC EARNINGS PER COMMON SHARE
AFTER CUMULATIVE EFFECT OF AN
ACCOUNTING CHANGE	$0.61	$0.47	$0.34

DILUTED EARNINGS PER COMMON SHARE
AFTER CUMULATIVE EFFECT OF AN
ACCOUNTING CHANGE	$0.58	$.46	$0.34

See accompanying notes.

PREMIERWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

							Accumulated
						Unearned	Other	Total
	Preferred Stock		Common Stock		Retained	ESOP	Comprehensive	Shareholders'	Comprehensive
	Shares	Amount	Shares	Amount	Earnings	Compensation	Income (Loss)	Equity	Income

	(in thousands, except share amounts)

BALANCE, December 31, 2001	-	$-	10,854,732	$29,480	$14,008	$(162)	$368	$43,694

Comprehensive income:
Net income	-	-	-	-	4,304	-	-	4,304	$4,304
Other comprehensive income -
unrealized gains on investment
securities available-for-sale of
$361 (net of taxes of $224)	-	-	-	-	-	-	361	361	361

Reclassification adjustment
for net gains on sales of
investment securities
available-for-sale included in
net income of $188 (net of
taxes of $116)	-	-	-	-	-	-	(188)	(188)	(188)

Comprehensive income									$4,477

5% stock dividend	-	-	542,574	3,540	(3,540)	-	-	-
ESOP compensation expense	-	-	-	91	-	146	-	237
Stock options exercised	-	-	170,253	572	-	-	-	572
Income tax benefit of stock options
exercised	-	-	-	192	-	-	-	192

BALANCE, December 31, 2002	-	-	11,567,559	33,875	14,772	(16)	541	49,172

Comprehensive income:
Net income	-	-	-	-	6,003	-	-	6,003	$6,003
Other comprehensive income -
unrealized losses on investment
securities available-for-sale of
$84 (net of taxes of $43)	-	-	-	-	-	-	(84)	(84)	(84)

Reclassification adjustment
for net gains on sales of
investment securities
available-for-sale included in
net income of $19 (net of
taxes of $10)	-	-	-	-	-	-	(19)	(19)	(19)

Comprehensive income									$5,900

Issuance of preferred stock	11,000	9,590	-	-	-	-	-	9,590
5% stock dividend	-	-	578,200	4,308	(4,308)	-	-	-
Cash paid for fractional shares		-	-	-	(4)	-	-	(4)
ESOP compensation expense	-	-	-	8	-	16	-	24
Stock options exercised	-	-	16,267	31	-	-	-	31
Income tax benefit of stock options
exercised	-	-	-	38	-	-	-	38

BALANCE, December 31, 2003	11,000	9,590	12,162,026	38,260	16,463	-	438	$64,751

Comprehensive income:
Net income	-	-	-	-	9,108	-	-	9,108	$9,108
Other comprehensive income -
Amortization of unrealized
gains for investment securities
transferred to held-to-maturity
of $17 (net of taxes of $9)	-	-	-	-	-	-	17	17	17

Unrealized losses on investment
securities available-for-sale of
$171 (net of taxes of $90)	-	-	-	-	-	-	(171)	(171)	(171)

Comprehensive income									$8,954

Common stock issued to shareholders
of Mid Valley Bank	-	-	1,697,473	16,805	-	-	-	16,805
Preferred stock dividend declared	-		-	-	(275)	-	-	(275)
5% stock dividend	-	-	692,698	7,066	(7,066)	-	-	-
Cash paid for fractional shares	-	-	-	-	(6)	-	-	(6)
Stock options exercised	-	-	60,135	188	-	-	-	188
Income tax benefit of stock options
exercised	-	-	-	163	-	-	-	163

BALANCE, December 31, 2004	11,000	$9,590	14,612,332	$62,482	$18,224	$-	$284	$90,580

See accompanying notes.

PREMIERWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

		Years Ended December 31,
		2004	2003	2002
			(in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income		$9,108	$6,003	$4,304
Adjustments to reconcile net income to net cash
from operating activities:
Depreciation and amortization		2,871	1,939	2,026
Loan loss provision		800	1,200	1,037
Deferred income taxes		1,783	101	350
Gains on sales of investment securities
available-for-sale, net		(1)	(29)	(304)
Amortization of premiums (accretion of
discounts) on investment securities, net		141	5	28
Proceeds from sales of loans held-for-sale, net		504	-	-
Gain on sale of loans held-for-sale		(197)	-	-
Decrease in value of restricted equity securities		-	15	-
Restricted equity security stock dividends		(52)	(96)	(101)
Loss (gain) on sale of premises and equipment		(38)	5	(66)
Loss (gain) on sale of other real estate owned		352	(3)	(224)
Changes in accrued interest receivable/payable
and other assets/liabilities		(1,009)	23	(3,633)

Net cash from operating activities		14,262	9,163	3,417

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investment securities available-for-sale		-	(6,019)	(19,498)
Proceeds from maturities and calls of investment
securities available-for-sale		13,917	23,108	30,053
Proceeds from sales of investment securities available-
for-sale		38,566	1,015	12,482
Proceeds from maturities and calls of investment
securities held-to-maturity		1,485	-	-
Decrease (increase) in interest-bearing deposits with
Federal Home Loan Bank		(16)	203	1,042
Purchase of equity securities		(5)	(20)	-
Proceeds from sale of equity securities		872	-	-
Loan originations, net		(125,804)	(63,406)	(41,971)
Purchases of premises and equipment, net		(4,402)	(4,962)	(2,341)
Proceeds from the sale of other real estate owned		675	82	1,977
Cash and cash equivalents received in acquisition of
Mid Valley Bank, net of cash paid of $9,813 and
acquisition costs of $	627	6,817	-	-

Net cash from investing activities		(67,895)	(49,999)	(18,256)

PREMIERWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2004	2003	2002
	(in thousands)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	$48,387	$47,409	$(1,718)
Net (decrease) increase in Federal Home Loan
Bank borrowings	(20,639)	(1,789)	19,281
Net (decrease) increase in securities sold under
agreements to repurchase	(3,401)	(5,489)	3,410
Proceeds from the issuance of preferred stock	-	9,590	-
Proceeds from issuance of junior subordinated
debentures	15,464	-	-
Dividends paid on preferred stock	(275)	-	-
Stock options exercised	188	31	572
Cash paid for fractional shares relating to stock dividend	(6)	(4)	-

Net cash from financing activities	39,718	49,748	21,545

NET (DECREASE) INCREASE IN CASH AND
CASH EQUIVALENTS	(13,915)	8,912	6,706

CASH AND CASH EQUIVALENTS,
beginning of year	50,349	41,437	34,731

CASH AND CASH EQUIVALENTS,
end of year	$36,434	$50,349	$41,437

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
Cash paid for interest	$6,475	$6,489	$8,783

Cash paid for taxes	$2,220	$2,829	$2,344

SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING ACTIVITIES
Transfers of loans to other real estate owned	$127	$1,508	$1,451

Transfer of securities from available-for-sale to
held-to-maturity classification	$12,953	$-	$-

ESOP compensation expense, including mark-
to-market adjustments	$-	$24	$237

Income tax benefit of stock options exercised	$163	$38	$192

See accompanying notes.

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - The accompanying consolidated financial statements include the accounts of PremierWest Bancorp (the Company or PremierWest) and its wholly-owned subsidiary, PremierWest Bank (the Bank).

The Bank offers a full range of financial products and services through a network of 32 full service branch offices - most are located along the Interstate 5 freeway corridor between Roseburg, Oregon, and Woodland, California. Of the 32 full service branch offices, 18 are located in Oregon (Jackson, Josephine, Douglas, and Klamath Counties) and 14 are located in California (Siskiyou, Shasta, Butte, Tehama, and Yolo Counties). The Bank also has a loan production office located in Bend, Oregon. The Bank's activities include the usual lending and deposit functions of a community oriented commercial bank: commercial, real estate, installment, and mortgage loans; checking, time deposit, and savings accounts; mortgage loan brokerage services; and automated teller machines (ATMs) and safe deposit facilities. The Bank has three subsidiaries: Premier Finance Company, PremierWest Investment Services, Inc., and Blue Star Properties, Inc. Premier Finance Company has offices in Medford, Grants Pass, Roseburg, Klamath Falls, and Portland, Oregon. PremierWest Investment Services, Inc. operates throughout the Bank's market area, and Blue Star Properties, Inc. serves solely to hold real estate properties for the Company and is currently inactive.

During 2004, the Company established PremierWest Statutory Trust I and II (the Trusts), as wholly-owned Delaware statutory business trusts, for the purpose of issuing guaranteed individual beneficial interests in junior subordinated debentures (Trust Preferred Securities). In December 2004, the Trusts issued $15.5 million in Trust Preferred Securities for the purpose of providing additional funding for operations and enhancing the Company's consolidated regulatory capital. In accordance with Financial Accounting Standards Board's (FASB) Interpretation No. 46, "Consolidation of Variable Interest Entities," the Company has not included the Trusts in its consolidated financial statements but has recognized, as junior subordinated debt, the outstanding balance of the Trust Preferred Securities as of December 31, 2004.

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

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

The preparation of consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of income and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates made by management involves the calculation of the allowance for loan loss, the fair value of available-for-sale investment securities, the value of core deposit intangibles and other real estate owned, and calculations involved in determining potential goodwill impairment.

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

The Bank's interest-bearing deposits with the Federal Home Loan Bank (FHLB) mature within one year and are carried at cost.

Investment securities - The Bank is required to specifically identify its investment securities as "available-for-sale," "held-to-maturity," or "trading accounts."

Securities are classified as available-for-sale if the Bank intends to hold those debt securities for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available-for-sale would be based on various factors such as: (1) changes in market interest rates and related changes in the prepayment risk, (2) needs for liquidity, (3) changes in the availability of and the yield on alternative instruments, and (4) changes in funding sources and terms. Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as other comprehensive income and carried as accumulated comprehensive income or loss within shareholders' equity until realized. Fair values for these investment securities are based on quoted market prices. Premiums and discounts are recognized in interest income using the effective interest method. Realized gains and losses are determined using the specific-identification method and included in earnings.

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

Securities are classified as held-to-maturity if the Bank has both the intent and ability to hold those debt securities to maturity regardless of changes in market conditions, liquidity needs, or changes in general economic conditions. These securities are carried at cost adjusted for amortization of premium or accretion of discount computed using the effective interest method.

PremierWest Bancorp's investment policy does not permit management to purchase securities for the purpose of trading. Accordingly, no securities were classified as trading securities during the periods reported.

Upon transfers of securities from the available-for-sale classification to the held-to-maturity classification, the Bank ceases to recognize unrealized gains and losses, net of deferred taxes, in other comprehensive income, and records the unrealized gain or loss at the time of transfer, net of related deferred taxes, as a premium or discount on the related security. The unrealized gain or loss at the time of transfer is then amortized or accreted as an adjustment to yield from the date of transfer through the maturity date of each security transferred. The amortization or accretion of the unrealized gain or loss reported in shareholders' equity will offset or mitigate the effect on interest income, of the amortization or accretion of the discount or premium resulting from the transfer of available-for-sale securities to the held-to-maturity classification.

At each financial statement date, management assesses each investment to determine if impaired investments are temporarily impaired or if the impairment is other-than-temporary based upon the positive and negative evidence available. Evidence evaluated includes, but is not limited to, industry analyst reports, credit market conditions, and interest rate trends. A decline in the market value of any security below cost that is deemed other-than-temporary results in a charge to earnings and the corresponding establishment of a new cost basis for the security.

Restricted equity securities - The Bank's investment in FHLB stock is recorded as a restricted equity security and carried at par value, which approximates fair value. As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets, or FHLB advances. At December 31, 2004 and 2003, the Bank met its minimum required investment. The Bank may request redemption at par value of any FHLB stock in excess of the minimum required investment. Stock redemptions are at the discretion of the FHLB.

The Bank also has a 10% interest in a limited partnership that owns and operates affordable housing projects. Investments in these projects serve as an element of the Bank's compliance with the Community Reinvestment Act, and the Bank receives tax benefits in the form of deductions for operating losses and tax credits. The tax credits may be used to reduce taxes currently payable or may be carried back one year or forward 20 years to recapture or reduce taxes. The Bank uses the equity method in accounting for its interest in the partnership's operating results. Tax credits are recorded in the years they become available to reduce income taxes.

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

The Bank also owns stock in Pacific Coast Banker's Bank (PCBB). The investment in PCBB was acquired in the acquisition of Mid Valley Bank and is carried at its fair market value at the time of acquisition. Pacific Coast Banker's Bank operates under a special purpose charter to provide wholesale correspondent banking services to depository institutions. By statute, 100% of PCBB's outstanding stock is held by depository institutions that utilize its correspondent banking services.

Mortgage loans held-for-sale - Mortgage loans held-for-sale are reported at the lower of cost or market value. Gains or losses on the sale of loans that are held-for-sale are recognized at the time of sale and determined by the difference between net sale proceeds and the net book value of the loans less the estimated fair value of any retained mortgage servicing rights. The Bank currently does not retain mortgage servicing rights.

Loans - Loans are stated at the amount of unpaid principal, reduced by an allowance for loan losses and deferred loan fees. The allowance for loan losses represents management's recognition of the assumed risks of extending credit and the quality of the existing loan portfolio. The allowance is established to absorb known and inherent losses in the loan portfolio as of the balance sheet date. The allowance is maintained at a level considered adequate to provide for estimated loan losses based on management's assessment of various factors affecting the portfolio. Such factors include historical loss experience; review of problem loans; underlying collateral values and guaranties; current economic conditions; legal representation regarding the outcome of pending legal action for collection of loans and related loan guaranties; and an overall evaluation of the quality, risk characteristics, and concentration of loans in the portfolio. The allowance is based on estimates and ultimate losses may vary from the current estimates. These estimates are reviewed periodically and, as adjustments become necessary, they are reported in operations in the periods in which they become known. The allowance is increased by provisions charged to operations and reduced by loans charged off, net of recoveries.

Various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgment of the information available to them at the time of their examinations.

The Bank considers loans to be impaired when management believes that it is probable that all amounts due will not be collected according to contractual terms. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the loan's underlying collateral or related guaranty. Since a significant portion of the Bank's loans are collateralized by real estate, the Bank primarily measures impairment based on the estimated fair

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

value of the underlying collateral or related guaranty. In certain other cases, impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate. Amounts deemed impaired are either specifically allocated for in the allowance for loan losses or reflected as a partial charge-off of the loan balance. Smaller balance homogeneous loans (typically, installment loans) are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual installment loans for impairment disclosures. Generally, the Bank evaluates a loan for impairment when it is placed on nonaccrual status. All of the Bank's impaired loans at December 31, 2004 and 2003, were on nonaccrual status. After considering the borrower's financial condition, the loan's collateral position, collection efforts and other pertinent factors, impaired loans and other loans are charged to the allowance when the Bank believes that collection of future payments of principal is not probable.

Interest income on all loans is accrued as earned by the simple interest method. The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to make payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income on nonaccrual loans is subsequently recognized only to the extent cash payments are received. Nonaccrual loans are returned to accrual status when the loans are paid current as to principal and interest and future payments are expected to be made in accordance with the contractual terms of the loan.

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

Core deposit intangibles - Core deposit intangibles are amortized by the straight-line basis over seven years.

Goodwill - Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations and was amortized by the straight-line method, generally over a 20-year period, until December 31, 2001. Effective January 1, 2002, the Bank ceased amortization of goodwill upon application of the nonamortizaton provisions of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." Under this statement, impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. Accordingly, in June 2002, the Bank performed the first of on-going, required goodwill impairment tests to determine if any impairment losses should be recognized.

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

As a result of the initial impairment tests in 2002, management determined the effect on the Bank's consolidated financial position and results of operations resulted in a $150,000 write-down of goodwill related to Premier Finance Company and the recognition of an expense, recorded as the cumulative effect of change in accounting principle, of $99,000, net of $51,000 in related taxes. Required annual analysis of this and other recorded goodwill components indicate that no additional impairment of asset values exists as of December 31, 2004 and 2003.

Other real estate - Other real estate, acquired through foreclosure or deeds in lieu of foreclosure, is carried at the lower of cost or estimated net realizable value. When the property is acquired, any excess of the loan balance over the estimated net realizable value is charged to the allowance for loan losses. Holding costs, subsequent write-downs to net realizable value, if any, or any disposition gains or losses are included in noninterest income and expense. The Bank held approximately $483,000 and $1.5 million in other real estate at December 31, 2004 and 2003, respectively.

Advertising - Advertising and promotional costs are generally charged to expense during the year in which they are incurred. Advertising and promotional expenses were approximately $885,000, $607,000, and $532,000, for the years ended December 31, 2004, 2003, and 2002, respectively.

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

Earnings per common share - Basic earnings per common share is computed by dividing net income available to common shareholders, which excludes dividends declared on preferred stock, by the weighted average number of common shares outstanding during the period, after giving retroactive effect to stock dividends and splits. Diluted earnings per common share is computed similar to basic earnings per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. Included in the denominator is the dilutive effect of stock options computed under the treasury stock method and the dilutive effect of preferred stock as if converted to common stock.

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

Stock options - The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plans. Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," requires companies that use the intrinsic value method to account for employee stock options, to provide pro forma disclosures of the net income and earnings per share effect of applying the fair value-based method of accounting for stock options. The effect of applying the fair value-based method to stock options granted in the years ended December 31, 2004, 2003, and 2002, resulted in an estimated weighted-average grant date fair value of $3.29, $1.73, and $2.06, respectively. Had compensation cost been determined consistent with SFAS No. 123, the Bank's net income, basic earnings per common share, and diluted earnings per common share for the years ended December 31, 2004, 2003, and 2002, would have been as follows (in thousands, except per share amounts):

	2004	2003	2002

Net income:
As reported	$9,108	$6,003	$4,304
Pro forma	$9,026	$5,936	$4,224

Basic earnings per common share:
As reported	$0.61	$0.47	$0.34
Pro forma	$0.61	$0.46	$0.34

Diluted earnings per common share:
As reported	$0.58	$0.46	$0.34
Pro forma	$0.58	$0.45	$0.34

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for December 31:

	2004	2003	2002

Dividend yield	5.0%	5.0%	5.1%
Expected life (years)	7.75 years	4 years	3 years
Expected volatility	40%	44%	46%
Risk-free rate	3.4%	3.3%	3.3%

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

Comprehensive income - Comprehensive income for the Company includes net income reported on the consolidated statements of income and changes in the fair value of its available-for-sale investments reported as a component of shareholders' equity.

Off-balance sheet financial instruments - In the ordinary course of business, the Bank enters into off-balance sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements, commercial letters of credit, and standby letters of credit. These financial instruments are recorded in the consolidated financial statements when they are funded or related fees are incurred or received.

Fair value of financial instruments - The following methods and assumptions were used by the Company in estimating fair values of financial instruments as disclosed herein:

Cash and cash equivalents - The carrying amounts of cash and short-term instruments approximate their fair value.

Investment securities - Fair values for investment securities are based on quoted market prices or the market values for comparable securities.

Interest-bearing deposits with FHLB and restricted equity securities - The carrying amount approximates the estimated fair value and expected redemption values.

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

Deposit liabilities - The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The carrying amounts of variable-rate money market accounts, savings accounts, and interest checking accounts approximate their fair values at the reporting date. Fair values for fixed-rate CDs are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

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

Interest receivable and payable - The carrying amounts of accrued interest receivable and payable approximate their fair value.

Off-balance sheet instruments - The Bank's off-balance sheet instruments include unfunded commitments to extend credit and standby letters of credit. The fair value of these instruments is not considered practicable to estimate because of the lack of quoted market prices and the inability to estimate fair value without incurring excessive costs.

Recently issued accounting standards - In March 2004, the FASB ratified the consensus reached by the Emerging Issues Task Force (EITF) regarding Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." EITF Issue 03-1 provides guidance on recognition and measurement of other-than-temporary impairment and its application to certain investments, including all debt securities and equity securities that are subject to the scope of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

On September 30, 2004, the FASB issued a proposed Board-directed Staff Position, FSP EITF Issue 03-1-a, "Implementation Guidance for the Application of Paragraph 16," of EITF Issue No. 03-1. The proposed FSP will provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under paragraph 16 of EITF Issue 03-1. The Board has delayed the effective date to provide further implementation guidance. This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The delay of the effective date for paragraphs 10 through 20 of EITF Issue 03-1 will be superseded concurrent with the final issuance of FSP EITF Issue 03-1-a. Management does not anticipate adoption of EITF Issue 03-1-a will have a significant impact upon PremierWest's consolidated financial statements.

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

In December 2004, the FASB revised SFAS No. 123, "Accounting for Stock-Based Compensation." This statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. The statement requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award, also known as the requisite service period (usually the vesting period).

SFAS No. 123 is effective for public entities as of the beginning of the first interim reporting period that begins after June 15, 2005. Management estimates that the effect of adopting this Statement will result in the recognition of additional compensation expense of $37,000 during 2005. The effects on future periods are uncertain and dependent upon stock options granted or vesting after the implementation date.

Reclassifications - Certain reclassifications have been made to the 2003 and 2002 consolidated financial statements to conform with current year presentations.

NOTE 2 - ACQUISITION OF MID VALLEY BANK

On January 23, 2004, PremierWest completed its acquisition of Mid Valley Bank. Shareholders of Mid Valley Bank received a combination of their pro-rata share of 1,697,473 shares of PremierWest Bancorp common stock or $9,813,000 in cash in exchange for their shares of Mid Valley Bank common stock. The acquisition was accounted for using the purchase method of accounting; accordingly, the assets acquired and liabilities assumed of Mid Valley Bank were recorded at their respective fair market values as of the date of acquisition. Goodwill, the excess of the purchase price over the fair value of the assets and liabilities acquired, was recorded at $12.9 million. At the time of acquisition, Mid Valley Bank had total assets of $196.0 million, including loans of $101.5 million, and deposits of $165.1 million.

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - ACQUISITION OF MID VALLEY BANK - (continued)

The following information presents unaudited pro forma results of operations for the years ended December 31, 2004 and 2003, as though the Mid Valley Bank acquisition had occurred on January 1, 2003. The pro forma results do not necessarily indicate the results that would have been obtained had the acquisitions actually occurred on January 1, 2003 (in thousands, except per share data).

	Years Ended December 31,

	2004	2003

	(Unaudited)	(Unaudited)

Total interest and noninterest income	$50,068	$48,154
Net income	$8,651	$6,320

Basic earnings per common share	$0.59	$0.43
Diluted earnings per common share	$0.57	$0.43

Basic shares outstanding	14,554,281	14,667,470
Diluted shares outstanding	15,762,792	14,763,712

The fair values of the Mid Valley Bank assets acquired and liabilities assumed as of January 23, 2004, were initially recorded as follows:

ASSETS
Cash and due from banks	$11,092
Federal funds sold	6,165
Investment securities	49,755
Loans, net of allowance for loan losses	101,458
Property and equipment	4,105
Other assets	23,382

Total assets acquired	$195,957

LIABILITIES
Deposits	$165,126
Other liabilities	2,316

Total liabilities assumed	167,442
Net assets acquired	28,515

Total liabilities assumed and net assets acquired	$195,957

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - ACQUISITION OF MID VALLEY BANK - (continued)

Fair value of common stock issued to
Mid Valley Bank shareholders	$16,805
Cash paid to Mid Valley Bank shareholders	9,813
Direct transaction costs incurred	627
Restructuring charges in the form of
severance and other payments	1,270

Net assets acquired	$28,515

The following table summarizes activity in the Company's accrued restructuring charges:

Restructuring charge liability balance at the time
of acquisition, January 23, 2004	$1,368
Payments made for restructuring charges	(914)
Net adjustments made to decrease restructuring
charge liability	(98)

Restructuring charges liability balance as of
December 31, 2004	$356

The remaining liability for restructuring charges is recorded among other liabilities as of December 31, 2004. This amount represents the Company's anticipated obligation to terminate Mid Valley Bank contracts pertaining to duplicate data processing services.

NOTE 3 - CASH AND DUE FROM BANKS

The Bank was required to maintain an average reserve balance of approximately $3.3 million and $2.5 million at December 31, 2004 and 2003, respectively, with the Federal Reserve Bank or maintain such reserve balances in the form of cash. This requirement was met by holding cash and maintaining average reserve balances with the Federal Reserve Bank in excess of these amounts.

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - INVESTMENT SECURITIES

Investment securities as of December 31 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

2004
Available-for-sale:
U.S. Government and agency
securities	$4,106	$-	$(72)	$4,034
Mortgage-backed securities
and collateralized
mortgage obligations	442	6	(2)	446
Corporate bonds	2,000	35	-	2,035

	$6,548	$41	$(74)	$6,515

Held-to-maturity:
Obligations of state and
political subdivisions	$11,087	$100	$(7)	$11,180

Restricted equity securities	$1,599	$-	$-	$1,599

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

2003
Available-for-sale:
U.S. Government and agency
securities	$3,997	$48	$-	$4,045
Mortgage-backed securities
and collateralized
mortgage obligations	595	12	(2)	605
Obligations of state and
political subdivisions	13,747	554	-	14,301
Corporate bonds	3,957	98	-	4,055

	$22,296	$712	$(2)	$23,006

Restricted equity investments	$1,797	$-	$-	$1,797

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - INVESTMENT SECURITIES - (continued)

During the third quarter of 2004, the Bank reclassified obligations of state and political subdivision securities from available-for-sale to held-to-maturity to more accurately reflect the purpose and intent in holding these securities for long-term pledging requirements. The unrealized holding gains at the time of transfer was $335,000, net of deferred taxes of $224,000, and is being amortized as an adjustment to yield. This is offset by the amortization of a similar amount recorded in shareholders' equity within accumulated other comprehensive income from the date of transfer through the maturity date of each security transferred.

The following table presents the gross unrealized losses and fair value (in thousands) of the Bank's investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004:

	Less Than 12 Months		12 Months or More		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Government and agency
securities	$4,034	$(72)	$-	$-	$4,034	$(72)

Mortgage-backed securities
and collateralized
mortgage obligations	-	-	95	(2)	95	(2)

Obligations of state and political
subdivisions	901	(7)	-	-	901	(7)

	$4,935	$(79)	$95	$(2)	$5,030	$(81)

All unrealized losses reflected above were the result of changes in interest rates subsequent to the purchase of the securities. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Bank has the ability and intent to hold these investments until a market price recovery or to maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - INVESTMENT SECURITIES - (continued)

The amortized cost and estimated fair value of investment securities at December 31, 2004, by contractual maturity are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity

		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$1,001	$1,009	$1,229	$1,235
Due after one year through
five years	5,105	5,059	6,350	6,417
Due after fives through ten years	-	-	2,776	2,792
Due after ten years	-	-	732	736
Mortgage-backed securities and
collateralized mortgage
obligations	442	447	-	-

	$6,548	$6,515	$11,087	$11,180

Investment securities with a carrying amount of $16.5 million and $19.0 million at December 31, 2004 and 2003, respectively, were pledged to secure public deposits, FHLB borrowings, repurchase agreement deposit accounts, and for other purposes as required or permitted by law.

Realized gains on sales of investment securities available-for-sale were $1,000, $29,000, and $304,000 in 2004, 2003, and 2002, respectively. There were no realized losses for these years.

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - LOANS

Loans, including loans held-for-sale, as of December 31 consisted of the following (in thousands):

	2004	2003

Real estate - commercial	$359,601	$284,881
Real estate - construction	149,250	54,900
Real estate - residential	13,211	3,170
Commercial	94,560	60,598
Agricultural	19,031	12,310
Consumer	43,039	34,273
Other	11,769	9,631

Total loans	690,461	459,763
Less allowance for loan losses	(9,171)	(5,466)
Less deferred loan fees	(2,163)	(1,325)

Loans, net of allowance for loan losses
and deferred loan fees	$679,127	$452,972

The Bank's market area consists principally of Jackson, Josephine, Douglas, and Klamath counties of southern Oregon, and Butte, Siskiyou, Shasta, and Tehama counties of northern California. A substantial portion of the Bank's loans are collateralized by real estate in these geographic areas and, accordingly, the ultimate collectibility of a substantial portion of the Bank's loan portfolio is susceptible to changes in the respective local market conditions.

In the normal course of business, the Bank participates portions of loans to third parties in order to extend the Bank's lending capability or to mitigate risk. At December 31, 2004 and 2003, the portion of these loans participated to third parties (which are not included in the accompanying consolidated financial statements) totaled approximately $19.2 million and $3.9 million, respectively.

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - ALLOWANCE FOR LOAN LOSSES

Transactions in the allowance for loan losses for the years ended December 31 were as follows (in thousands):

	2004	2003	2002

BALANCE, beginning of year	$5,466	$4,838	$4,825
Loan loss provision	800	1,200	1,037
Mid Valley Bank allowance for loan
losses at date of acquisition	6,085	-	-
Loans charged off	(3,799)	(634)	(1,141)
Recoveries of loans previously
charged off	619	62	117

BALANCE, end of year	$9,171	$5,466	$4,838

Impaired loans, including loans on nonaccrual status, had a recorded investment of approximately $1.9 million and $385,000 at December 31, 2004 and 2003, respectively. The Bank's average investment in impaired loans, was approximately $2.3 million and $1.8 million during 2004 and 2003, respectively. The total allowance for loan losses related to these loans at December 31, 2004 and 2003, was approximately $834,000 and $174,000, respectively. Had the impaired loans performed according to their original terms, additional interest income of $177,000, $118,000, and $324,000 would have been recognized in 2004, 2003, and 2002, respectively. No interest income has been recognized on impaired loans during the period of impairment. Further, loans contractually past due 90 days or more on which the Bank continued to accrue interest at December 31, 2004 and 2003, were insignificant.

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - PREMISES AND EQUIPMENT

Premises and equipment at December 31 consisted of the following (in thousands):

	2004	2003

Land and improvements	$4,335	$3,618
Buildings and leasehold improvements	18,243	15,053
Furniture and equipment	13,825	11,388

	36,403	30,059
Less accumulated depreciation and amortization	(11,443)	(9,986)

	24,960	20,073
Construction in progress	2,962	1,711

Premises and equipment, net of accumulated
depreciation and amortization	$27,922	$21,784

Depreciation expense totaled $2.9 million, $1.9 million, and $2.0 million for the years ended December 31, 2004, 2003, and 2002, respectively.

NOTE 8 - CORE DEPOSIT INTANGIBLES

At December 31, 2004 and 2003, PremierWest had $2,997,000 and $537,000 of core deposit intangibles, respectively, net of accumulated amortization of $872,000 and $413,000, respectively. The estimated annual amortization of core deposit intangibles for succeeding years is $494,000.

For the years ending December 31, 2004, 2003, and 2002, PremierWest had recorded amortization expense related to these core deposit intangibles totaling $459,000, $194,000, and $219,000, respectively.

NOTE 9 - TIME DEPOSITS

Time deposits of $100,000 and over totaled approximately $60.9 million and $42.2 million at December 31, 2004 and 2003, respectively.

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - TIME DEPOSITS - (continued)

At December 31, 2004, the scheduled annual maturities of all time deposits were as follows (in thousands):

Years ending December 31,	2005	$116,732
	2006	36,133
	2007	14,750
	2008	4,845
	2009	7,283
	Thereafter	563

		$180,306

NOTE 10 - FEDERAL HOME LOAN BANK BORROWINGS

The Bank had long-term borrowings outstanding with the Federal Home Loan Bank totaling $2.4 million and $23.1 million as of December 31, 2004 and 2003, respectively. The Bank makes monthly principal and interest payments on its long-term borrowings, which mature between 2007 and 2014, and bear fixed interest at rates ranging from 5.82% to 7.63%. The Bank also participates in the Cash Management Advance Program with the FHLB. However, as of December 31, 2004 and 2003, the Bank had no borrowings outstanding under this program. All outstanding borrowings with the FHLB are collateralized by a blanket pledge agreement on the Bank's FHLB stock and any funds, investment securities, or loans on deposit with the FHLB. At December 31, 2004, the Bank had approximately $46.6 million available under this program.

The scheduled repayment of FHLB borrowings is as follows (in thousands):

Years ending December 31,	2005	$639
	2006	639
	2007	633
	2008	466
	2009	14
	Thereafter	28

		$2,419

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - FEDERAL FUNDS PURCHASED

The Bank maintains federal funds lines with correspondent banks as a backup source of liquidity. Federal funds purchased generally mature within one to four days from the transaction date. Federal funds purchased were insignificant during 2004 and 2003 and no balances were outstanding as of December 31, 2004 and 2003. As of December 31, 2004, the Bank had approximately $39.0 million of federal funds lines available to draw against on an uncollateralized basis.

NOTE 12 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase represent short-term borrowings with maturities which do not exceed 90 days. As of December 31, 2004, no balances were outstanding; a balance of $3,401,000 was outstanding as of December 31, 2003. The following is a summary of securities sold under agreements to repurchase for the years ended December 31 (in thousands):

	2004	2003	2002

Average balance during the year	$1,039	$6,603	$8,134
Average interest rate during the year	0.1%	0.9%	1.3%
Maximum month-end balance during
the year	$2,578	$9,036	$9,525

NOTE 13 - JUNIOR SUBORDINATED DEBENTURES

On December 30, 2004, the Company established two wholly-owned statutory business trusts (Trusts) that were formed to issue trust preferred securities and related common securities. The $15,464,000 junior subordinated debentures issued by the Trusts require quarterly interest-only payments and are reflected as junior subordinated debentures in the consolidated balance sheets.

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - JUNIOR SUBORDINATED DEBENTURES - (continued)

Common stock issued by the Trusts and held as an investment by the Company is recorded in other assets in the consolidated balance sheets. Following are the terms of the junior subordinated debentures as of December 31, 2004:

	Issue	Issued		Maturity	Redemption
Trust Name	Date	Amount	Rate	Date	Date

PremierWest Statutory	December			December	December
Trust I	2004	$7,732,000	5.65%	2034	2009

PremierWest Statutory	December			March	March
Trust II	2004	7,732,000	5.65%	2035	2010

		$15,464,000

NOTE 14 - PREFERRED STOCK

On November 17, 2003, PremierWest closed a private offering involving 11,000 shares of its Series A Preferred Stock to a group of private investors, including a director of PremierWest, for $875 per share. The Series A Preferred Stock offering yielded net proceeds of $9.6 million. Holders of the preferred stock are entitled to receive cash dividends at the annual rate of $25 per share, payable when and if declared by the Board of Directors. Such dividends are not cumulative. Each share of the Series A Preferred Stock is also convertible into 91.875 shares of PremierWest common stock beginning November 17, 2006, and converts automatically on the fifth anniversary of the issue date. Although the preferred stock ranks senior to common stock through a liquidation preference of $875 per share plus any declared but unpaid dividends, the shares do not have voting rights except in the event of extraordinary corporate events, such as a merger in which PremierWest is not the surviving entity. In 2004, the Company declared and paid dividends of $275,000 to holders of preferred stock.

NOTE 15 - OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

In the normal course of business, the Bank is a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of amounts recognized in the accompanying consolidated balance sheets. The contractual amounts of these instruments reflect the extent of the Bank's involvement in these particular classes of financial instruments. As of December 31, 2004 and 2003, the Bank had no commitments to extend credit at below-market interest rates and held no derivative financial instruments.

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - OFF-BALANCE SHEET FINANCIAL INSTRUMENTS - (continued)

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

A summary of the Bank's off-balance sheet financial instruments at December 31 is as follows (in thousands):

	2004	2003

Commitments to extend credit	$166,774	$79,032
Standby letters of credit	11,944	7,086

Total off-balance sheet financial instruments	$178,718	$86,118

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

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - INCOME TAXES

The provision for income taxes for the years ended December 31 was as follows (in thousands):

	2004	2003	2002

Current expense:
Federal	$2,374	$2,100	$1,514
State	329	523	305

	2,703	2,623	1,819

Deferred expense:
Federal	1,554	333	298
State	229	68	52

	1,783	401	350

Provision for income taxes	$4,486	$3,024	$2,169

The provision for income taxes results in effective tax rates which are different than the federal income tax statutory rate. The nature of the differences for the years ended December 31 were as follows (in thousands):

	2004	2003	2002

Expected federal income tax provision
at statutory rate of 35% for 2004
and 34% for 2003 and 2002	$4,758	$3,069	$2,201
State income taxes, net of federal effect	556	334	253
Effect of nontaxable interest income, net	(261)	(232)	(216)
Effect of nontaxable increases in the
surrender value of life insurance	(155)	(130)	-
Other, net	(412)	(17)	(69)

Provision for income taxes	$4,486	$3,024	$2,169

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - INCOME TAXES - (continued)

The components of net deferred tax assets and liabilities as of December 31 were approximately as follows (in thousands):

	2004	2003

Assets:
Allowance for loan losses	$2,793	$1,678
Benefit plans	1,165	590
Other	434	112

Total deferred tax assets	4,392	2,380

Liabilities:
Net unrealized gains on investment
securities available-for-sale	146	271
FHLB stock dividends	706	682
Premises and equipment	2,681	1,296
Intangibles and other	1,938	653

Total deferred tax liabilities	5,471	2,902

Net deferred tax liabilities	$(1,079)	$(522)

Included in the net deferred tax liabilities at December 31, 2004, is a net deferred tax asset of approximately $1,101,000 resulting from the fair market value adjustments of assets purchased and liabilities assumed from the Mid Valley Bank acquisition during 2004.

Management believes, primarily based upon the Bank's historical performance, that deferred tax assets will be recognized in the normal course of operations and, accordingly, management has not reduced deferred tax assets by a valuation allowance.

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - BASIC AND DILUTED EARNINGS PER COMMON SHARE

The following summarizes the calculations for basic and diluted earnings per common share, after giving retroactive effect for stock dividends, for the years ended December 31 (in thousands, except per share amounts):

		Average	Per
	Net Income	Shares	Share
	(Numerator)	(Denominator)	Amount

2004

Basic earnings per common share -
income available to common
shareholders (net of $275,000
declared dividends to preferred
shareholders)	$8,833	14,442,276	$0.61

Effect of assumed conversion of
stock options	-	197,886
Effect of assumed conversion of
preferred stock	-	1,010,625
Add back preferred stock dividend
declared	275	-

Diluted earnings per common share	$9,108	15,650,787	$0.58

2003

Basic earnings per common share -
income available to common
shareholders	$6,003	12,885,123	$0.47

Effect of assumed conversion of
stock options	-	96,242

Diluted earnings per common share	$6,003	12,981,365	$0.46

2002

Basic earnings per common share -
income available to common
shareholders	$4,304	12,696,066	$0.34

Effect of assumed conversion of
stock options	-	83,240

Diluted earnings per common share	$4,304	12,779,306	$0.34

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - BASIC AND DILUTED EARNINGS PER COMMON SHARE - (continued)

Common stock options that were excluded from the computation of diluted earnings per share because their effect would have been antidilutive upon conversion or exercise were 122,888 as of December 31, 2002. There were no antidilutive shares outstanding as of December 31, 2004 and 2003.

NOTE 18 - TRANSACTIONS WITH RELATED PARTIES

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

An analysis of the activity with respect to loans outstanding to directors and executive officers of the Bank and their affiliates for the years ended December 31 is as follows (in thousands):

	2004	2003

Beginning balance	$13,429	$16,186
Additions	9,623	8,304
Repayments	(6,772)	(11,061)

Ending balance	$16,280	$13,429

Deposits held for officers and directors at December 31, 2004 and 2003, were approximately $6,161,000 and $5,471,000, respectively.

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 - BENEFIT PLANS

401(k) profit sharing plan - The Bank maintains a 401(k) profit sharing plan (the Plan) that covers substantially all full-time employees. Employees may make voluntary tax deferred contributions to the Plan, and the Bank's contributions to the Plan are at the discretion of the Board of Directors, not to exceed the amount deductible for federal income tax purposes. Employees vest in the Bank's contributions to the Plan over a period of seven years. Total amounts charged to operations under the Plan were approximately $239,000, $166,000, and $160,000 for the years ended December 31, 2004, 2003, and 2002, respectively.

Employee stock ownership plan - The Bank sponsored a leveraged employee stock ownership plan (ESOP) that covered substantially all previous employees of United Bancorp (a company previously acquired by PremierWest). The Bank made annual contributions to the ESOP. The amount of the annual contribution was discretionary, except that it had to be sufficient to enable the ESOP to service its debt. The debt of the ESOP consisted of notes payable to KeyBank with interest at fixed rates from 7.00% to 7.70%. The debt was due in quarterly installments and matured in 2003. The initial ESOP shares were pledged as collateral for the debt. As the debt was repaid, shares were released and allocated to former United Bancorp employees currently employed by the Bank, based on the proportion of debt paid. The debt of the ESOP was recorded as a liability, and the shares pledged as collateral were reported as unearned ESOP compensation in the shareholders' equity section of the accompanying consolidated balance sheets. As shares were released from collateral, the Bank reported compensation expense equal to the current market price of the shares for all shares acquired by the ESOP. The difference between the allocated shares' market value and the cost of the allocated shares in 2003 and 2002 was approximately $8,000 and $91,000, respectively, and is included in salaries and employee benefits expense in the accompanying consolidated statements of income and in common stock in the accompanying consolidated statements of changes in shareholders' equity. ESOP compensation expense related to the payment of debt was approximately $16,000 and $146,000 in 2003 and 2002, respectively. The ESOP shares have been considered outstanding for earnings per share computations. During 2003, the ESOP was terminated and all shares were distributed to the plan's participants.

Executive supplemental retirement and severance plans - In connection with previous acquisitions of United Bancorp and Timberline Bancshares, Inc. and the current year acquisition of Mid Valley Bank, the Company entered into various severance, noncompete, and retirement agreements with previous executives and Board Members of United Bancorp, Timberline Bancshares, Inc., and Mid Valley Bank. As of December 31, 2004 and 2003, the Bank's recorded liability pursuant to these collective agreements was $1.1 million and $1.2 million, respectively. Payments on these plans are generally made on a monthly or quarterly basis and will continue until all liabilities are paid in full. To support its obligations under these arrangements, the Bank acquired bank-owned life insurance policies which had aggregate cash surrender values of $5.8 million and $3.0 million as of December 31, 2004 and 2003, respectively. For the years ended December 31, 2004, 2003, and 2002, the Bank recognized expenses relating to these agreements of $131,000, $230,000, and $503,000, respectively.

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 - BENEFIT PLANS - (continued)

During 2002 and 2004, the Bank entered into supplemental retirement plans with four key executive officers. These plans provide for retirement benefits which increase annually until each executive reaches retirement age and will be paid out over a 15-year period following the retirement of covered executives. To support its obligations under these plans and to provide death benefits to other selected employees, the Bank has acquired bank-owed life insurance with a cash surrender value of $5.0 million and $4.8 million at December 31, 2004 and 2003, respectively. As of December 31, 2004 and 2003, the Bank's liability pursuant to these supplemental retirement plans was $510,000 and $228,000, respectively. For the years ended December 31, 2004 and 2003, related expenses of $283,000 and $197,000, respectively, were recorded.

NOTE 20 - STOCK OPTION PLAN

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

At December 31, 2004, the Company had 605,757 shares reserved under the Stock Option Plan for future grant. After giving retroactive effect for the stock dividends issued in 2004 and 2003, activity related to the Stock Option Plan for the years ended December 31 was as follows:

	2004		2003		2002

		Weighted		Weighted		Weighted
		Average		Average		Average
	Options	Exercise	Options	Exercise	Options	Exercise
	Outstanding	Price	Outstanding	Price	Outstanding	Price

Balance, beginning of year	535,791	$5.70	460,606	$5.39	552,046	$4.03
Granted	129,958	$9.82	101,653	$6.47	128,607	$6.21
Forfeited	(12,990)	$7.60	(9,077)	$6.43	(32,344)	$4.29
Exercised	(60,477)	$3.11	(17,391)	$1.76	(187,703)	$2.12

Balance, end of year	592,282	$6.82	535,791	$5.70	460,606	$5.39

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 - STOCK OPTION PLAN - (continued)

Information regarding the number, weighted average exercise price, and weighted average remaining contractual life of options by range of exercise price at December 31, 2004, is as follows:

	Options Outstanding			Exercisable Options

			Weighted
		Weighted	Average		Weighted
		Average	Remaining		Average
Exercise	Number of	Exercise	Contractual	Number of	Exercise
Price Range	Options	Price	Life (Years)	Options	Price

$1.01 - $2.00	5,471	$1.44	1.00	5,471	$1.44
$2.01 - $3.00	28,750	$2.61	2.00	28,750	$2.61
$3.01 - $4.00	11,978	$3.65	4.00	11,978	$3.65
$4.01 - $5.00	51,436	$4.55	6.08	30,019	$4.31
$5.01 - $6.00	5,736	$5.86	3.00	5,736	$5.86
$6.01 - $7.00	362,724	$6.62	5.40	259,609	$6.66
$7.01 - $8.00	1,050	$7.85	9.00	210	$7.85
$9.01 - $10.00	119,237	$9.80	9.00	16,800	$9.80
$10.01 - $11.00	5,900	$10.28	10.00	-	$-

	592,282	$6.82	5.98	358,573	$6.09

NOTE 21 - COMMITMENTS AND CONTINGENCIES

Operating lease commitments - As of December 31, 2004, the Bank leased certain properties from unrelated third parties. Future minimum lease commitments pursuant to these operating leases are as follows (in thousands):

Years ending December 31,	2005	$316
	2006	263
	2007	191
	2008	162
	2009	161
	Thereafter	1,068

		$2,161

Rental expense for all operating leases was $342,000, $271,000, and $253,000 for the years ended December 31, 2004, 2003, and 2002, respectively.

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 - COMMITMENTS AND CONTINGENCIES - (continued)

Legal contingencies - The Company may become a defendant in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, there are no current matters expected to have a material adverse effect on the consolidated financial condition of the Company.

NOTE 22 - ESTIMATED FAIR VALUES OF FINANCIAL INSTRUMENTS

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

In addition, as the Bank normally intends to hold the majority of its financial instruments until maturity, it does not expect to realize many of the estimated amounts disclosed. The disclosures also do not include estimated fair value amounts for items which are not defined as financial instruments but which have significant value. These include such off-balance sheet items as core deposit intangibles on nonacquired deposits. The Bank does not believe that it would be practicable to estimate a representational fair value for these types of items as of December 31, 2004 and 2003.

Because SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements, any aggregation of the fair value amounts presented would not represent the underlying value of the Bank.

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 - ESTIMATED FAIR VALUES OF FINANCIAL INSTRUMENTS - (continued)

The estimated fair values of the Bank's significant on-balance sheet financial instruments at December 31 were as follows (in thousands):

	2004		2003

	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

Financial assets:
Cash and cash equivalents	$36,434	$36,434	$50,349	$50,349
Interest-bearing deposits with FHLB	$21	$21	$5	$5
Investment securities available-for-
sale	$6,515	$6,515	$23,006	$23,006
Investment securities held-to-
maturity	$11,087	$11,180	$-	$-
Restricted equity investments	$1,599	$1,599	$1,797	$1,797
Loans, net	$678,594	$675,013	$452,972	$452,683

Financial liabilities:
Deposits	$688,985	$689,009	$475,746	$477,804
FHLB borrowings	$2,419	$2,568	$23,058	$23,483
Junior subordinated debentures	$15,464	$15,464	$-	$-
Securities sold under agreements to
repurchase	$-	$-	$3,401	$3,401

NOTE 23 - REGULATORY MATTERS

PremierWest and the Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on PremierWest's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, PremierWest and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. PremierWest's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23 - REGULATORY MATTERS - (continued)

Quantitative measures established by regulation to ensure capital adequacy require PremierWest and the Bank to maintain minimum amounts and ratios (set forth in the following tables) of Tier 1 capital to average assets, and Tier 1 and total capital to risk-weighted assets (all as defined in the regulations). Management believes that as of December 31, 2004 and 2003, PremierWest and the Bank met or exceeded all relevant capital adequacy requirements.

As of December 31, 2004, the most recent notification from the regulators categorized the Bank as well capitalized under the regulatory framework for prompt correction action. There are no conditions or events since the notification from the regulators that management believes would change the Bank's regulatory capital categorization. To be categorized as well capitalized, PremierWest and the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table.

PremierWest's and the Bank's actual and required capital amounts and ratios are presented in the following table (dollars in thousands):

					Regulatory
					Minimum To Be
			Regulatory		Well Capitalized
			Minimum To Be		Under Prompt
			Adequately		Corrective
	Actual		Capitalized		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2004

Tier 1 capital (to
average assets)
Company	$82,703	10.7%	$30,903	>4.0%	N/A	N/A

Bank	$76,561	9.9%	$30,800	>4.0%	$38,500	>5.0%

Tier 1 capital (to risk-
weighted assets)
Company	$82,703	10.9%	$30,469	>4.0%	N/A	N/A

Bank	$76,561	10.1%	$30,432	>4.0%	$45,649	>6.0%

Total capital (to risk-
weighted assets)
Company	$91,874	12.1%	$60,939	>8.0%	N/A	N/A

Bank	$85,732	11.3%	$60,865	>8.0%	$76,081	>10.0%

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23 - REGULATORY MATTERS - (continued)

					Regulatory
					Minimum To Be
			Regulatory		Well Capitalized
			Minimum To Be		Under Prompt
			Adequately		Corrective
	Actual		Capitalized		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2003

Tier 1 capital (to
average assets)
Company	$57,047	10.3%	$22,133	>4.0%	N/A	N/A

Bank	$55,914	10.1%	$22,108	>4.0%	$25,390	>5.0%

Tier 1 capital (to risk-
weighted assets
Company	$57,047	11.1%	$20,473	>4.0%	N/A	N/A

Bank	$55,914	10.9%	$20,445	>4.0%	$26,269	>6.0%

Total capital (to risk-
weighted assets
Company	$62,513	12.2%	$40,946	>8.0%	N/A	N/A

Bank	$61,380	12.0%	$40,890	>8.0%	$43,782	>10.0%

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24 - PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for PremierWest (parent company only) is presented as follows (in thousands):

CONDENSED BALANCE SHEETS

	December 31,

	2004	2003

ASSETS
Cash and cash equivalents	$251	$395
Investment in subsidiary	99,438	63,618
Other assets	6,385	742

Total assets	$106,074	$64,755

LIABILITIES
Junior subordinated debentures	$15,464	$-
Other liabilities	30	4

Total liabilities	15,494	4

SHAREHOLDERS' EQUITY	90,580	64,751

Total liabilities and shareholders' equity	$106,074	$64,755

.

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24 - PARENT COMPANY FINANCIAL INFORMATION - (continued)

CONDENSED STATEMENTS OF INCOME

	Years Ended December 31,

	2004	2003	2002

Operating income	$17	$30	$52
Operating expense	76	107	154

Loss before equity in undistributed
net earnings of subsidiary	(59)	(77)	(102)

Equity in undistributed net earnings of
subsidiary	9,167	6,080	4,406

NET INCOME	$9,108	$6,003	$4,304

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24 - PARENT COMPANY FINANCIAL INFORMATION - (continued)

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2004	2003	2002

CASH FLOWS FROM OPERATING
ACTIVITIES
Net income	$9,108	$6,003	$4,304
Adjustments to reconcile net income to
Net cash from operating activities:
Equity in undistributed net
earnings of subsidiary	(9,167)	(6,080)	(4,406)
Other, net	10	(39)	(745)

Net cash from operating
activities	(49)	(116)	(847)

CASH FLOWS FROM INVESTING
ACTIVITIES
Cash paid to shareholders of
Mid Valley Bank	(9,813)	-	-
Dividend received from bank subsidiary	9,811	-	-
Investment in subsidiary	(15,464)	-	-

Net cash from investing
activities	(15,466)	-	-

CASH FLOWS FROM FINANCING
ACTIVITIES
Proceeds from Trust Preferred
Securities	15,464	-	-
Payments on ESOP notes payable	-	(16)	(146)
Proceeds from stock options exercised	188	31	572
Dividends paid on preferred stock	(275)	-	-
Other, net	(6)	(4)	-

Net cash from financing
activities	15,371	11	426

NET DECREASE IN CASH AND
CASH EQUIVALENTS	(144)	(105)	(421)
CASH AND CASH EQUIVALENTS,
beginning of year	395	500	921

CASH AND CASH EQUIVALENTS,
end of year	$251	$395	$500

Exhibit 10.15

Summary of 2005 Director Compensation

Retainer:
Directors serving on the Board of Directors of PremierWest Bancorp receive an annual retainer of $25,200, payable in twelve monthly installments. The Chairman and Vice Chairman receive an additional $6,000 annually. Directors receive no additional compensation for service on the Board of Directors of PremierWest Bank, Bancorp's wholly owned subsidiary.

Meeting Fees:
Board members are not paid for regularly scheduled Board of Directors meetings. Board members are paid $300 per special Board meeting or committee meeting attended. Fees for attendance at committee meetings are not paid if the committee meeting is held on the day of a regularly scheduled Board of Directors meeting. Directors receive no additional compensation for service on the Board of Directors of PremierWest Bank, Bancorp's wholly owned subsidiary.

Equity Compensation:
Directors are eligible to participate in PremierWest Bancorp's 2002 Stock Option Plan. Recent practice has been to award grants to Directors on an annual basis. Awards are made at the then current market price of PremierWest Bancorp securities, and have traditionally fully vested no earlier than six months from the date of the original award. All awards automatically terminate if not exercised within ten (10) years from the date of the award. The exact number of shares is determined at the discretion of the Board of Directors.

Continuing Benefits Agreements:
On December 27, 2004 Bancorp entered into "Continuing Benefit Agreements" with each Director. Under the terms of the agreement, during the term of the directors service as a director, the director, the directors spouse and the directors dependents are entitled to participate, at the directors expense, in any group medical, dental, vision, and accidental death and dismemberment insurance policies generally available to employees of PremierWest.  Additionally, the director is eligible for benefits following termination of service, if certain requirements are met.

Deferred Compensation Agreements:
On December 27, 2004 Bancorp entered into Director Deferred Compensation Agreements with each Director of Bancorp. Under the terms of the agreements, after January 1, 2005, the director may defer receipt of any portion of the director's fees. The deferred amount accrues interest prior to commencement of distributions to the director. The deferred compensation will be distributed to the director starting six months after termination of the director's service or in the event of death or disability, the following month.

Exhibit 23.1

CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

As independent public accountants, we hereby consent to the incorporation of our report dated March 14, 2005, relating to the audited consolidated financial statements of PremierWest Bancorp and Subsidiary as of December 31, 2004, 2003 and 2002, and for the years then ended included in the Form 10-K, into the Company's Registration Statement File No. 000-50332.

/s/ Moss Adams LLP

Portland, Oregon
March 15, 2005

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

Date: March 15, 2005                                                                         /s/ JOHN L. ANHORN
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

Date: March 15, 2005                                                                         /s/ TOM ANDERSON
                                                                                                              Tom Anderson
                                                                                                              Chief Financial Officer and Principal Accounting Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of PremierWest Bancorp (the "Company") on Form 10-K for the year ending December 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John L. Anhorn, the President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Date:	March 15, 2005	/s/ JOHN L. ANHORN
John L. Anhorn
President and Chief Executive Officer

Exhibit 32.2

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of PremierWest Bancorp (the "Company") on Form 10-K for the year ending December 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Tom Anderson, the Chief Financial Officer and Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Date:	March 15, 2005	/s/ TOM ANDERSON
Tom Anderson
Chief Financial Officer and Principal
Accounting Officer