Form 10-K/A
period 2004-12-31
PREMIERWEST BANCORP
filed 2005-03-29
CIK 1102287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

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
Yes        X        No

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

EXPLANATORY NOTE

         On March 16, 2005, PremierWest Bancorp filed its Annual Report on Form 10-K for its fiscal year ended December 31, 2004 (the "2004 Form 10-K").  We inadvertently attached the form of certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 (the "Section 302 Certifications") that were required before the new rules regarding internal controls over financial reporting became effective, and, therefore, the Section 302 Certifications filed do not include the required certification regarding our internal controls over financial reporting.  Additionally, Moss Adams informed us that its consent filed as Exhibit 23.1 to the 2004 Form 10-K was incorrect.  The purpose of this amendment is to correct Exhibits 23.1, 31.1 and 31.2.  No other amendments or changes are or were made to the 2004 Form 10-K, which is set forth herein in its entirety.

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

PREMIERWEST BANCORP (Registrant)

By:	/s/ John L. Anhorn	Date: March 28, 2005
John L. Anhorn, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ John Duke	Date: March 28, 2005
John Duke, Director

By:	/s/ Rickar Watkins	Date: March 28, 2005
Rickar Watkins, Director

By:	/s/ James Patterson	Date: March 28, 2005
James Patterson, Director

By:	/s/ John L. Anhorn	Date: March 28, 2005
John L. Anhorn, Director, President and
Chief Executive Officer

By:	/s/ Richard R. Hieb	Date: March 28, 2005
Richard R. Hieb, Chief Operating Officer

By:	/s/ Tom Anderson	Date: March 28, 2005
Tom Anderson, Chief Financial Officer, and
Principal Accounting Officer

Signatures - (continued)

By:	/s/ Tom Becker	Date: March 28, 2005
Tom Becker, Director

By:	/s/ Brian Pargeter	Date: March 28, 2005
Brian Pargeter, Director

By:	John Dickerson	Date: March 28, 2005
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

Exhibit 23.1

CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

We consent to the incorporation of our reports dated March 14, 2005 relating to PremierWest Bancorp management's assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting as of December 31, 2004, and the audited consolidated financial statements of PremierWest Bancorp as of December 31, 2004 and 2003, and for each of periods in the three years ended December 31, 2004 included in the Form 10-K, into the Company's Registration Statement File No. 000-50332.

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

4.     The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-(e)) for the registrant and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

        a)     Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material  information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in  which this annual report is being prepared;

        b)     Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervisions, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

        c)    Evaluated the effectiveness of the registrant's disclosure controls and procedures presented in this report our conclusions about the effectiveness of the disclosure  controls and procedures as of the end of the period covered by this annual report based on such evaluation; and

        d)     Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrants most recent fiscal quarter (the registrants fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to affect, the registrant's internal control over financial reporting; and

5.     The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

4.     The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-(e)) for the registrant and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

        a)     Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material  information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in  which this annual report is being prepared;

        b)     Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervisions, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

        c)    Evaluated the effectiveness of the registrant's disclosure controls and procedures presented in this report our conclusions about the effectiveness of the disclosure  controls and procedures as of the end of the period covered by this annual report based on such evaluation; and

        d)     Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrants most recent fiscal quarter (the registrants fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to affect, the registrant's internal control over financial reporting; and

5.     The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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