Form 10-Q
period 2005-03-31
PREMIERWEST BANCORP
filed 2005-04-29
CIK 1102287

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[Mark One]
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2005

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

	For the transition period from	to

Commission File Number: 000-50332

PREMIERWEST BANCORP

(Exact name of registrant as specified in its charter)

OREGON	93-1282171
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

503 Airport Road
P.O. Box 40
Medford, Oregon 97504
(Address of principal executive offices)
(Zip Code)

(541) 618-6003
 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                     Yes [X] No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                                                    Yes [X] No [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                      Common stock, no par value: 14,620,572 shares as of April 22, 2005

Disclosure Regarding Forward-Looking Statements

This report includes forward-looking statements within the meaning of the "safe-harbor" provisions of Sections 21D and 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on the beliefs of PremierWest Bancorp's (the Company) management and on assumptions made by management on the basis of information currently available. Other than for statements of historical fact, all statements about our financial position and results of operations, business strategy and management's plans and objectives for future operations are forward-looking statements. When used in this report, the words "anticipate," "believe," "estimate," "expect," and "intend" and words or phrases of similar meaning, as they relate to the Company or management, are intended in part to help identify forward-looking statements. Examples of forward-looking statements include, but are not limited to statements that include projections or management's expectations for revenues, income or expenses, earnings per share, capital expenditures, dividends, capital structure and other financial items; statements of the plans and objectives of the Company, its management or its board of directors, including the introduction of new products or services, plans for expansion, acquisitions or future growth and estimates or predictions of actions by customers, vendors, competitors or regulatory authorities; statements about future economic performance; and statements of assumptions underlying other statements about the Company and its business. Although management believes that the expectations reflected in forward-looking statements are reasonable, we can make no assurance that such expectations will prove correct. Forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements. These risks and uncertainties include factors that might inhibit our ability to maintain or expand our market share or our net interest margins and factors that could limit or delay implementation of our marketing and growth strategies. Further, actual results may be affected by our ability to compete on price and other factors with other financial institutions; customer acceptance of new products and services; localized economic conditions and events that disproportionately affect our business; and general trends in the banking industry, interest rate economy and regulatory environment. In addition, we face various risks inherent in the banking industry relating to collectibility of loans and changes in interest rates. Other risks include those identified from time to time in our past and future filings with the Securities and Exchange Commission. Note that this list of risks is not exhaustive, and risks identified are applicable as of the date made and cannot be updated.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PREMIERWEST BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in 000's)
(Unaudited)
ASSETS

	March 31,	December 31,
	2005	2004

Cash and cash equivalents:
Cash and due from banks	$23,362	$21,084
Federal funds sold	1,700	15,350

Total cash and cash equivalents	25,062	36,434

Interest-bearing deposits with Federal Home Loan Bank	18	21

Investments:
Investment securities available-for-sale, at fair market value	6,422	6,515
Investment securities held-to-maturity, at amortized cost	10,881	11,087
Restricted equity securities	1,605	1,599

Total investments	18,908	19,201

Mortgage loans held-for-sale, at cost, which approximates market	300	533
Loans, net of allowance for loan losses and deferred loan fees	721,548	678,594

Total loans	721,848	679,127

Premises and equipment, net of accumulated depreciation
and amortization	29,204	27,922
Core deposit intangibles, net of amortization	2,874	2,997
Goodwill	19,566	19,566
Accrued interest and other assets	18,570	19,177

TOTAL ASSETS	$836,050	$804,445

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits:
Demand	$189,772	$183,845
Interest-bearing demand and savings	340,205	324,834
Time	187,919	180,306

Total deposits	717,896	688,985

Federal Home Loan Bank borrowings	2,259	2,419
Junior subordinated debentures	15,464	15,464
Accrued interest and other liabilities	7,283	6,997

Total liabilities	742,902	713,865

COMMITMENTS AND CONTINGENCIES (Note 7)
SHAREHOLDERS' EQUITY
Series A Preferred Stock, no par value, 1,000,000 shares
authorized, 11,000 shares issued and outstanding	9,590	9,590
Common stock - no par value; 20,000,000 shares authorized;
14,620,157 shares issued and outstanding (14,612,332 in 2004)	62,539	62,482
Retained earnings	20,802	18,224
Accumulated other comprehensive income, net of taxes	217	284

Total shareholders' equity	93,148	90,580

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$836,050	$804,445

See accompanying notes.

PREMIERWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in 000's, Except Earnings per Share Data)
(Unaudited)

	For the Three Months Ended March 31,
	2005	2004

INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$12,251	$9,055
Interest on investments:
Taxable	56	170
Nontaxable	109	151
Interest on federal funds sold	76	126
Other interest and dividends	4	18

Total interest and dividend income	12,496	9,520

INTEREST EXPENSE
Deposits:
Interest-bearing demand and savings	935	446
Time	1,128	927
Federal funds purchased and securities sold under
agreements to repurchase	3	3
Federal Home Loan Bank borrowings	252	181

Total interest expense	2,318	1,557

Net Interest Income	10,178	7,963
LOAN LOSS PROVISION	150	300

Net interest income after loan loss provision	10,028	7,663

NONINTEREST INCOME
Service charges on deposit accounts	647	612
Mortgage loan brokerage and other fees	261	253
Investment brokerage and annuity fees	301	258
Other commissions and fees	331	267
Other noninterest income	219	161

Total noninterest income	1,759	1,551

NONINTEREST EXPENSE
Salaries and employee benefits	4,578	3,748
Net occupancy and equipment	1,368	1,167
Communications	372	323
Professional fees	321	162
Advertising	138	165
Other	970	910

Total noninterest expense	7,747	6,475

INCOME BEFORE PROVISION FOR INCOME TAXES	4,040	2,739
PROVISION FOR INCOME TAXES	1,393	904

NET INCOME	$2,647	$1,835

EARNINGS PER COMMON SHARE:
BASIC	$0.18	$0.13

DILUTED	$0.17	$0.12

See accompanying notes.

	PREMIERWEST BANCORP AND SUBSIDIARY
	CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
		(in thousands, except share amounts)
			(Unaudited)

						Accumulated
	Preferred Stock		Common Stock			Other	Total
					Retained	Comprehensive	Shareholders'	Comprehensive
	Shares	Amount	Shares	Amount	Earnings	Income (Loss)	Equity	Income

BALANCE, January 1, 2004	11,000	$9,590	12,162,026	$38,260	$16,463	$438	$64,751

Comprehensive income:
Net income					1,835		1,835	$1,835
Unrealized gain
on investment securities
available-for-sale of $47
(net of taxes of $24)	-	-	-	-	-	47	47	47

Comprehensive income								$1,882

Common stock issued to
shareholders of
Mid Valley Bank	-	-	1,697,473	16,805	-	-	16,805
Preferred stock dividend declared	-	-	-	-	(68)	-	(68)
Stock options exercised	-	-	7,680	52	-	-	52
Income tax benefit of stock options
exercised	-	-	-	9	-	-	9

BALANCE, March 31, 2004	11,000	9,590	13,867,179	55,126	18,230	485	83,431

BALANCE - January 1, 2005	11,000	$9,590	14,612,332	$62,482	$18,224	$284	$90,580

Comprehensive income:
Net income					2,647		2,647	$2,647
Other comprehensive income -
Amortization of unrealized
gains for investment securities
transferred to held-to-maturity
of $31 (net of taxes of $18)	-	-	-	-	-	(31)	(31)	(31)

Unrealized losses on investment
securities available-for-sale of
$36 (net of taxes of $18)	-	-	-	-	-	(36)	(36)	(36)

Comprehensive income								$2,580

Preferred stock dividend declared	-	-	-	-	(69)	-	(69)
Stock options exercised	-	-	7,825	39		-	39
Income tax benefit of stock options
exercised	-	-	-	18	-	-	18

BALANCE - March 31, 2005	11,000	$9,590	14,620,157	$62,539	$20,802	$217	$93,148

See accompanying notes.

PREMIERWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in 000's)
(Unaudited)
	For the Three Months Ended March 31,

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,647	$1,835
Adjustments to reconcile net income to net cash
from operating activities:
Depreciation and amortization	768	568
Loan loss provision	150	300
Deferred income taxes	7	(405)
Amortization of premiums on investment
securities, net	15	39
Proceeds from sales of loans held-for-sale, net	293	746
Gain on sale of loans held-for-sale	(60)	(37)
Dividends on Federal Home Loan Bank stock	(6)	(18)
Income tax benefit of stock options exercised	18	9
Gain on sale of premises and equipment	(11)	(7)
Changes in accrued interest receivable/payable
and other assets/liabilities	835	1,157

Net cash from operating activities	4,656	4,187

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities available-for-sale	-	38,565
Proceeds from calls and maturities of investment
securities available-for-sale	24	2,686
Proceeds from calls and maturities of investment
securities held-to-maturity	175	2,686
Proceeds from redemption of Federal Reserve Bank stock	-	214
Decrease (increase) in interest-bearing deposit with
Federal Home Loan Bank	3	(273)
Loan originations, net	(43,104)	(17,266)
Purchases of premises and equipment, net	(1,916)	(1,546)
Cash and cash equivalents received in acquisition of Mid Valley Bank,
net of cash paid of $9,813 and acquisition costs of $613	-	6,831

Net cash from investing activities	(44,818)	31,897

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) increase in deposits	28,911	(6,046)
Net (decrease) increase in Federal Home Loan Bank borrowings	(160)	(160)
Net (decrease) in securities sold under agreements to repurchase	-	(1,157)
Proceeds from exercise of stock options	39	52

Net cash from financing activities	28,790	(7,311)

INCREASE IN CASH AND CASH EQUIVALENTS	(11,372)	28,773

CASH AND CASH EQUIVALENTS - Beginning of the period	36,434	50,349

CASH AND CASH EQUIVALENTS - End of the period	$25,062	$79,122

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$2,337	$1,455

Cash paid for taxes	$204	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
Transfer of loans to other real estate owned	$-	$74

Preferred stock dividend declared	$69	$68

Income tax benefit of stock options exercised	$18	$9

See accompanying notes.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - The accompanying consolidated financial statements include the accounts of PremierWest Bancorp and its wholly-owned subsidiary PremierWest Bank (collectively, "PremierWest", "the Company" or "the Bank"). PremierWest Bank's wholly-owned subsidiaries include PremierWest Investment Services, Inc., Premier Finance Company, and Blue Star Properties, Inc.

The Bank conducts a general commercial banking business operating primarily in Jackson, Josephine, Douglas, and Klamath counties of southern Oregon, Deschutes County in central Oregon and Siskiyou, Shasta, Tehama, Butte and Yolo counties of northern California. Its activities include the usual lending and deposit functions of a commercial bank including commercial, real estate, installment, and mortgage loans; checking, time deposit, and savings accounts; mortgage loan brokerage services; automated teller machines (ATMs); and safe deposit facilities.

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

The statement of income data for the three month period ending March 31, 2004 includes the acquired operations of Mid Valley Bank from the acquisition date (January 23, 2004) through March 31, 2004.

The balance sheet data as of December 31, 2004 was derived from audited financial statements and does not include all disclosures contained in the 2004 Annual Report to Shareholders. The interim consolidated financial statements should be read in conjunction with the Company's 2004 consolidated financial statements, including the notes thereto, included in the 2004 Annual Report to Shareholders as filed with the Securities and Exchange Commission under Form 10-K. The reader should keep in mind that the results of operations for the interim periods shown in the accompanying consolidated financial statements are not necessarily indicative of results for any future interim periods or the entire fiscal year.

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

There are other complex accounting standards that require the Company to employ significant judgment in interpreting and applying certain of the principles prescribed by those standards. These judgments include the determination of whether a financial instrument or other contract meets the definition of a derivative and qualifies for accounting in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". These judgments also include significant estimates and assumptions necessary to determine the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" and Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123." These policies and judgments, estimates and assumptions are described in greater detail in the Notes to the consolidated financial statements included in our 2004 Annual Report on Form 10-K. We believe that the judgments, estimates and assumptions used in the preparation of our consolidated financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of our consolidated financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition.

Stock dividends - On March 22, 2005, the Company declared a 5% stock dividend payable on June 27, 2005 to its shareholders of record on June 1, 2005. On March 1, 2004, the Company declared a 5% stock dividend payable on June 21, 2004 to its shareholders of record on May 28, 2004. Share and per share data in the accompanying consolidated financial statements have been retroactively restated to reflect the 2004 stock dividend.

NOTE 2 - STOCK-BASED COMPENSATION

Stock options - The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plans. SFAS No. 123, "Accounting for Stock-Based Compensation," requires companies, such as Bancorp, that use the intrinsic value method to account for employee stock options, to provide pro forma disclosures of the net income and earnings per share effect of applying the fair value-based method of accounting for stock options.

The effect of applying the fair-value based method to stock options granted during the three months ended March 31, 2005 and 2004 resulted in an estimated weighted-average grant date fair value of $2.74 and $2.51, respectively. Had compensation costs been recorded as determined consistent with SFAS 123, the Company's net income and earnings per common share, and diluted earnings per common share for the first quarter ended March 31, 2005 and 2004 would have been as follows: (Dollars in 000's, except per share amounts)

	FOR THE THREE MONTHS ENDED

	March 31, 2005	March 31, 2004

Net income:
As reported	$2,647	$1,835
Pro forma	$2,635	$1,827

Basic earnings per common share:
As reported	$0.18	$0.13
Pro forma	$0.18	$0.12

Diluted earnings per share:
As reported	$0.17	$0.12
Pro forma	$0.17	$0.11

	FOR THE THREE MONTHS ENDED

	March 31, 2005	March 31, 2004

Dividend yield	5.0%	5.0%
Expected life (years)	7.50	7.75
Expected volatility	39%	40%
Risk-free rate	4.4%	3.4%

NOTE 3 - INVESTMENT SECURITIES

Investment securities at March 31, 2005 and December 31, 2004 consisted of the following: (Dollars in 000's)

	2005

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value

Available-for-sale:
U.S. Government and agency securities	$4,092	$-	$(100)	$3,992
Mortgage-backed securities and collateralized
mortgage obligations	418	4	(2)	420
Corporate bonds	1,999	11	-	2,010

Total	$6,509	$15	$(102)	$6,422

Held-to-maturity:
Obligations of states and political subdivisions	$ 10,881	$11	$(56)	$10,836

Restricted Equity Securities	$1,605	-	-	$1,605

	2004

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value

Available-for-sale:
U.S. Government and agency securities	$4,106	$-	$(72)	$4,034
Mortgage-backed securities and collateralized
mortgage obligations	442	6	(2)	446
Corporate bonds	2,000	35	-	2,035

Total	$6,548	$41	$(74)	$6,515

Held-to-maturity:
Obligations of states and political subdivisions	$ 11,087	$100	$(7)	$11,180

Restricted Equity Securities	$1,599	$-	$-	$1,599

During the third quarter of 2004, the Bank reclassified obligations of state and political subdivision securities from available-for-sale to held-to-maturity to more accurately reflect the purpose and intent in holding these securities for long-term pledging requirements. The unrealized holding gains at the time of transfer was $335,000, net of deferred taxes of $224,000, and is being amortized as an adjustment to yield. This is offset by the amortization of a similar amount recorded in shareholder's equity within accumulated other comprehensive income from the date of transfer through the maturity date of each security transferred.

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

At March 31, 2005, $16.1 million in investment securities were pledged to secure public deposits, certain nonpublic deposits, and borrowings.

NOTE 4 - LOANS, NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

Loans as of March 31, 2005 and December 31, 2004 consisted of the following: (Dollars in 000's)

	2005	2004

Real estate-commercial	$350,561	$ 359,601
Real estate-construction	181,164	149,250
Real estate-residential	19,100	13,211
Commercial	109,336	94,560
Agricultural	20,387	19,031
Consumer	39,400	43,039
Other	13,535	11,769

	733,483	690,461

Less:
Allowance for loan losses	(9,378)	(9,171)
Deferred loan fees	(2,257)	(2,163)

	(11,635)	(11,334)

Loans, net	$721,848	$ 679,127

Transactions in the allowance for loan losses for the three months ended March 31, 2005 and March 31, 2004 were as follows:
(Dollars in 000's)

	2005	2004

BALANCE, beginning of the period	$ 9,171	$ 5,466
Loans charged-off	(16)	(112)
Loan recoveries	73	18
Loan loss provision	150	300
Allowance for loan losses recorded with acquisition of Mid Valley Bank	-	6,085

BALANCE, end of the period	$ 9,378	$ 11,757

The following table summarizes non-performing assets as of March 31, 2005 and December 31, 2004: (Dollars in 000's)
	2005	2004

Loans on non-accrual status	$ 1,869	$ 1,890
Loans past due greater than 90 days but not on non-accrual status	23	26

Total non-performing loans	1,892	1,916
Other real estate owned	483	483

Total non-performing assets	$ 2,375	$ 2,399

Percentage of non-performing loans to total loans	0.26%	0.28%

Percentage of non-performing assets to total assets	0.28%	0.30%

NOTE 5 - LINE OF CREDIT AND OTHER BORROWINGS

The Company has a secured line of credit available with Federal Home Loan Bank of Seattle (FHLB) under which it may borrow up to 10% of the Bank's total assets. The line of credit is secured by loans and securities, including restricted FHLB stock owned by the Company. As of March 31, 2005, the Company had pledged available collateral of approximately $49.5 million. As of March 31, 2005 and December 31, 2004, the Company had borrowed long-term funds from the FHLB against this line of credit, aggregating to $2.3 million and $2.4 million, respectively. Interest and principal payments are due monthly on any outstanding borrowings and the Company is presently making monthly principal payments of approximately $53,000 plus interest at rates between 5.82% and 7.63% . As of March 31, 2005, the weighted average interest rate was 5.92% . Required repayments of principal are $2.1 million by August 2008, and the remaining $164,000 is due at various times through February 2014.

Additionally, as of March 31, 2005 the Company has approximately $45 million in available borrowings through lines of credit with certain correspondent banks and through the Federal Reserve Bank's discount window. No balances were outstanding as of March 31, 2005 and December 31, 2004.

NOTE 6 - JUNIOR SUBORDINATED DEBENTURES

On December 30, 2004, the Company established two wholly-owned statutory business trusts (Trusts) that were formed to issue trust preferred securities and related common securities. The $15,464,000 junior subordinated debentures issued by the Trusts require quarterly interest-only payments and are reflected as junior subordinated debentures in the consolidated balance sheets. Common stock issued by the Trusts and held as an investment by the Company is recorded in other assets in the consolidated balance sheets. Following are the terms of the junior subordinated debentures as of March 31, 2005.

		Issued		Maturity	Redemption
Trust Name	Issue Date	Amount	Rate (1) (2)	Date	Date

PremierWest Statutory	December			December	December
Trust I	2004	$ 7,732,000	5.65%	2034	2009

PremierWest Statutory	December			March	March
Trust II	2004	$ 7,732,000	5.65%	2035	2010

(1)	PremierWest Statutory Trust I bears interest at the fixed rate of 5.65% until December 2009 at which time it converts to the variable rate of LIBOR + 1.75%, adjusted quarterly, through the final maturity date in December 2034.

(2)	PremierWest Statutory Trust II bears interest at the fixed rate of 5.65% until March 2010 at which time it converts to the variable rate of LIBOR + 1.79%, adjusted quarterly, through the final maturity date in March 2035.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve various levels and elements of credit and interest rate risk in excess of the amount recognized in the accompanying consolidated financial statements. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. As of March 31, 2005, the Company has $174.9 million of commitments to extend credit to customers and $11.7 million of standby letters of credit.

In the ordinary course of business, the Bank may become involved in various litigation arising from normal banking activities. In the opinion of management, the ultimate disposition of current actions will not have a material adverse effect on the Bank's consolidated financial position or results of operations.

NOTE 8 - EARNINGS PER SHARE

The Company's basic earnings per common share is computed by dividing net income, less dividends declared on convertible preferred stock, by the weighted average number of common shares outstanding during the period, retroactively adjusted for all stock dividends. The Company's diluted earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding plus dilutive common shares related to stock options and convertible preferred shares, retroactively adjusted for all stock dividends. The following summarizes the weighted average shares outstanding for computation of basic and diluted shares as of March 31, 2005 and 2004.

Three-months ended March 31:	2005	2004

Weighted average number of common shares:
Average shares outstanding-basic	14,614,840	14,105,734
Average shares outstanding-diluted	15,878,826	15,299,395

NOTE 9 - RECENTLY ISSUED ACCOUNTING STANDARDS

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

In December 2004, the FASB revised SFAS No. 123, "Accounting for Stock-Based Compensation." This statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. The statement requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award, also known as the requisite service period (usually the vesting period). Originally, SFAS No. 123R was to become effective for public entities as of the beginning of the first interim reporting period that begins after June 15, 2005. On April 14, 2005, the SEC announced it would permit companies to implement Statement 123R at the beginning of their first fiscal year beginning after June 15, 2005. The effects on future periods are dependent upon stock options granted or vesting after the implementation date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

HIGHLIGHTS - For the first quarter ended March 31, 2005 the Company earned $2,647,000, an increase of 44.25% compared to $1,835,000 in net income for the quarter ended March 31, 2004. Diluted earnings per share were $0.17 and $0.12 for the quarters ended March 31, 2005 and 2004, respectively. Annualized return on average shareholder's equity was 11.49% and return on average assets was 1.29% for the quarter ended March 31, 2005 as compared to a return on average shareholders' equity of 9.35% and a return on average assets of 1.05% for the quarter ended March 31, 2004. At March 31, 2005 and December 31, 2004, gross loans, net of deferred loan fees, totaled $731.2 and $688.3 million, respectively, an increase of $42.9 million or 6.23% since year end and an increase of $148.9 million or 25.56% when compared to gross loans, net of deferred loan fees, of $582.4 million as of March 31, 2004. Deposits totaled $717.9 million at March 31, 2005 compared to $689.0 million at December 31, 2004 and $634.6 million at March 31, 2004, representing a 4.20% increase since year end and 13.13% compared to a year ago.

The increase in net income for the first quarter of 2005 compared to the same period a year ago was principally a function of internal growth. Additionally, the results for the first quarter of 2004 include the operations acquired from Mid Valley Bank only from the date of its acquisition on January 23, 2004, forward.

During the first quarter of 2005 management continued to pursue its business strategy of building a dominant community banking franchise along the Interstate 5 corridor between Eugene, Oregon and Sacramento, California by strengthening or expanding the Company's position in existing markets and seeking opportunities for entering new market areas. The first quarter of 2005 was the first full quarter of operations in two of our more recent market areas - Woodland, California and Bend, Oregon. Our Woodland, California location progressed from a loan production office to a full service banking office during the 4th quarter of 2004 and our Bend, Oregon loan production office initially opened for business during the 4th quarter of 2004. Both offices were start-up operations requiring an investment in overhead for facilities and personnel in return for expected increasing contribution to the overall profitability of our Bank. Also during the 1st quarter of 2005, management solidified its 2005-2006 growth plans for establishing offices in Roseville, California and the Jackson County, Oregon communities of Eagle Point, Shady Cove and Ashland.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

The following table presents information regarding yields on interest-earning assets, rates paid on interest-bearing liabilities, net interest spreads, net yields on average interest-earning assets, returns on average assets and returns on average equity for the periods indicated.

(Dollars in 000's)			Increase
Analysis for the three-month period ended March 31:	2005	2004	(Decrease)	% Change

Average fed funds sold and investments	$ 31,813	$ 91,605	$ (59,792)	-65.27%
Average gross loans	701,028	535,885	165,143	30.82%
Average interest-earning assets	732,841	627,490	105,351	16.79%
Average interest-bearing liabilities	536,407	464,025	72,382	15.60%
Average total assets	818,445	697,119	121,326	17.40%
Average equity	92,131	78,475	13,656	17.40%

Average yield earned (1)	6.87%	6.14%	0.73%	0.12%
Average rate paid	1.29%	1.02%	0.27%	0.26%

Net interest spread	5.58%	5.12%	0.46%	0.09%

Net interest income to average
interest-earning assets (net interest margin)(1)	5.61%	5.15%	0.46%	0.09%
Return on average assets	1.29%	1.05%	0.24%	0.23%
Return on average equity	11.49%	9.35%	2.14%	0.23%
Efficiency ratio (2)	64.90%	68.06%	-3.16%	-0.05%

(1)	Tax equivalent at a 34% rate.
(2)	Noninterest expense divided by net interest income plus noninterest income.

NET INTEREST INCOME - Net interest income before the loan loss provision increased $2,215,000 for the three-month period ended March 31, 2005 as compared to the same period in 2004. The increase resulted from a $3.0 million increase in interest income driven primarily by the growth in our loan portfolio in combination with the generally rising short-term interest rate environment over the past year. Additionally, the 2005 results of operations include the operations of Mid Valley Bank for the entire first quarter compared to 2004 which include operations of Mid Valley Bank from the date of its acquisition on January 23, 2004. Interest income was offset by a smaller increase in interest expense of $761,000. The increase in interest expense was also a function of our higher level of interest bearing liabilities, the rising interest rate environment and the full quarter impact from the acquired operations of Mid Valley Bank.

While the rising interest rate environment impacted yields for earning assets and interest-bearing liabilities, our average earning assets increased 16.79% compared to our average interest-bearing liabilities increasing only 15.60% . Additionally the mix of our earning assets shifted in favor of higher yielding loans versus lower yielding investments. As of March 31, 2005 our average loans to average earning assets grew to 95.66% compared to 85.40% as of March 31, 2004. The Company's interest rate margin (net interest income divided by average interest-earning assets) increased 46 basis points for the first three months of 2005 as compared to 2004.

LOAN LOSS PROVISION - The loan loss provision was $150,000 and $300,000 for the three-month periods ended March 31, 2005 and March 31, 2004, respectively. The Company had net recoveries of $57,000 during the three-month period ended March 31, 2005 compared to net charge-offs of $94,000 for the corresponding period in 2004. The reduction in provision expense for the first quarter of 2005 compared to the first quarter of 2004 is directly related to Management's assessment of the improving trends in the Bank's overall loan portfolio quality and the adequacy of our Allowance for Loan Losses.

NONINTEREST INCOME - Noninterest income increased 13.41% to $1.8 million for the three months ended March 31, 2005, compared to $1.6 million for the same period in 2004. Growth in noninterest income occurred in each of our primary categories and included: $35,000 from account service fees; $8,000 from mortgage loan fees; $43,000 from commissions earned from investment services; $64,000 from other commissions and fees and $58,000 was from other noninterest income including an increase in the cash surrender value of life insurance and gains on sales of fixed assets.

NONINTEREST EXPENSE - Noninterest expense increased approximately $1.3 million or 19.64% for the three months ended March 31, 2005 as compared to the corresponding period in 2004. On a consolidated basis, the increase resulted from an $830,000 increase in salaries and benefits expenses; a $201,000 increase in occupancy and equipment expenses; and, a $241,000 increase in other noninterest expenses. The increases in noninterest expense are the result of our growth in general, including annual salary increases that begin in the first quarter of each year, and the implementation of our growth strategies, including establishing a presence in new markets which result in initially higher occupancy and personnel expense.

EFFICIENCY RATIO - The Company's efficiency ratio was 64.90% during the first quarter 2005 compared to 68.06% for the first quarter of 2004. The improvement in this key measure of operating efficiency was driven by the overall growth in our net interest income and gains in operating efficiency both positively impacted by our successful integration of the acquired operations of Mid Valley Bank. Overall the increase in our net interest income and noninterest income exceeded the increase in noninterest expense for the quarter ending March 31, 2005 when compared to the quarter ending March 31, 2004. The efficiency ratio for the first quarter of 2005 reflected a 1.41 basis point decline when compared to the 63.49% efficiency ratio achieved for the immediately preceding quarter ending December 31, 2004. This decline was the result of our noninterest expenses for the period increasing at a faster rate than our net interest income and noninterest income, and is attributable to the increased overhead we are incurring in the short run from the implementation of our growth strategies including the completion and occupancy of a new branch and regional administrative facility in Redding, CA with the concurrent consolidation of two existing facilities at this location; expenses associated with establishing new offices in Roseville, CA and Eagle Point, OR; and, the typical increase in overhead that occurs in our first quarter principally from annual salary increases. Management continues to target an efficiency ratio in the low 60% range. Our tax equivalent efficiency ratio, adjusted for the effective tax rate on interest earned on municipal bond securities, tax free loan interest income, tax credits earned on equipment leases and income earned on the increase in the cash surrender value of life insurance, which is nontaxable, was 63.92% for the first quarter of 2005 compared to 64.01% for the first quarter of 2004.

FINANCIAL CONDITION - Total assets of $836.0 million at March 31, 2005 increased 3.93% over total assets of $804.4 million at December 31, 2004. The increase in assets primarily resulted from an increase in net loans outstanding offset by decreases in federal funds sold and investment securities. Loans, net of allowance for loan losses and deferred fees, increased $42.7 million while fed funds sold decreased $13.7 million and investment securities decreased $299,000.

Net loans accounted for 86.34% of total assets at March 31, 2005 compared to 84.42% at December 31, 2004. As of March 31, 2005, the allowance for loan losses increased to $9.4 million from $9.2 million at December 31, 2004. The Company's ratio of allowance for loan losses to total loans was 1.28% at March 31, 2005, compared to 1.33% at December 31, 2004. Non-performing assets (defined as loans on non-accrual status, loans 90 days or more past due and other real estate owned) either specifically reserved or adequately collateralized were approximately $2.4 million at both March 31, 2005 and December 31, 2004. Management maintains and adheres to disciplined underwriting standards and has a proven track record for managing credit risk as well as identifying and aggressively administering problem loans.

Total deposits increased to $717.9 million at March 31, 2005, a $28.9 million or 4.20% increase compared to $689.0 million as of December 31, 2004. Net loan growth has continued to outpace our growth in deposits and as a result, as of March 31, 2005, net loans exceeded deposits resulting in a loan-to-deposit ratio of 100.55% compared to a ratio of 98.57% as of December 31, 2004. As anticipated, deposit growth in our new markets has lagged behind loan production. Notwithstanding management's desire to maintain a loan-to-deposit ratio at or below 100%, the Bank's deposit mix remains stable and highly flexible with a ratio of noninterest bearing demand deposits to total deposits of 26.43% and a core deposit base, consisting of noninterest bearing demand deposits, interest-bearing demand deposits and regular savings, representing 73.82% of total deposits. Because time deposits presently make up only 26.18% of total deposits, should liquidity needs dictate the need to grow deposits more rapidly, the Bank has flexibility in pricing time deposits more aggressively in order to attract deposits at a higher cost of funds.

Management closely monitors the Bank's liquidity needs and maintains the ability to borrow from the Federal Home Loan Bank of Seattle and other correspondent banks. For more information about liquidity refer to the Liquidity and Capital Resources section below.

The table below sets forth certain summary balance sheet information for March 31, 2005 and December 31, 2004:
 (Dollars in 000's)

	March 31	December 31	Increase (Decrease)
	2005	2004	3/31/05 – 12/31/04

ASSETS
Federal funds sold	$1,700	$15,350	$(13,650)	-88.93%
Securities available for sale	6,422	6,515	(93)	-1.43%
Securities held to maturity	10,881	11,087	(206)	-1.86%
Federal Home Loan Bank
deposits and stock	1,346	1,344	2	0.15%
Loans, net	721,848	679,127	42,721	6.29%
Other assets (1)	93,853	91,022	2,831	3.11%

Total assets	$836,050	$804,445	$31,605	3.93%

LIABILITIES
Noninterest-bearing deposits	$189,772	$183,845	$5,927	3.22%
Interest-bearing deposits	528,124	505,140	22,984	4.55%

Total deposits	717,896	688,985	28,911	4.20%
Other liabilities (2)	25,006	24,880	126	0.51%

Total liabilities	742,902	713,865	29,037	4.07%

SHAREHOLDERS’ EQUITY	93,148	90,580	2,568	2.84%

Total liabilities and
share-holder’s equity	$836,050	$804,445	$31,605	3.93%

(1)	Includes cash and due from banks, other equity investments, premises and equipment, goodwill, accrued interest receivable, bank-owned life insurance and other intangible assets
(2)	Includes borrowings, repurchase agreements, accrued interest payable and other liabilities

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY - Liquidity enables the Company to fund loan commitments and meet customer withdrawals of deposits. The Company maintains its liquidity position through maintenance of cash resources and the stability of its core deposit base. The Bank's liquidity position decreased during the quarter ended March 31, 2005 as our loan volume continues to exceed the growth rate of our deposit base. As a result, during the quarter, our loan-to-deposit ratio tightened further and exceeded 100% at March 31, 2005. Liquidity previously maintained as excess cash and generally invested on a short-term basis into federal funds sold and interest-earning deposits with the FHLB decreased approximately $13.7 million during the quarter. As of March 31, 2005, the Company had $1.7 million in federal funds sold compared to $15.4 million at December 31, 2004.

Management maintains contingency plans for addressing the Bank's ongoing liquidity needs and presently believes the Bank's stable core deposit base, representing 73.82% of total deposits, provides for immediate flexibility and opportunity should management decide to attract deposits more aggressively by increasing the rate of interest offered on deposits - particularly certificates of deposit. Management has also identified particular loans where a portion of the outstanding balance could be sold or participated out to other banks. Further, should loan demand outpace our ability to gather deposits or fund with other borrowings, the Company could slow down the volume of loan growth through higher pricing. A further source of liquidity is the Company's ability to borrow funds by maintaining a secured line-of-credit with the FHLB of up to 10% of the Bank's total assets. As of March 31, 2005, $2.3 million had been advanced in long-term borrowings from the FHLB against the Company's credit line. The Company also has established secured credit lines of approximately $45.0 million through certain correspondent banks and the discount window with the Federal Reserve Bank of San Francisco. As of March 31, 2005 there were no outstanding borrowings against these credit lines.

At March 31, 2005, the Company had approximately $174.9 million in outstanding commitments to extend credit for newly approved loans and construction projects. Under the terms of construction project commitments, completion of specified project benchmarks must be certified before funds may be drawn. In addition, it is anticipated that a portion of these commitments will expire or terminate without funding. Management believes that the Company's available resources will be sufficient to fund these commitments in the normal course of business.

CAPITAL RESOURCES - Federal regulators require the measurement of various capital ratios, including risk-based capital measurements. Risk-weighted ratios require an analysis that weights balance sheet and off-balance sheet items for their inherent risk. It requires minimum standards for risk-based capital by capital tier. As a minimum requirement, the total risk-based capital ratio should be at least 8.00%, the Tier 1 capital ratio should be at least 4.00%, and the leverage capital ratio should be at least 4.00% . At March 31, 2005, the Company's regulatory capital ratios were as follows: total risk-based capital ratio of 11.60%, Tier 1 capital ratio of 10.45%, and a leverage capital ratio of 10.75% . If the Company achieved only minimum regulatory capital levels, further growth could be restricted to the level attainable through generation and retention of net income or the Company may find it necessary to seek additional capital from outside sources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises principally from interest rate risk in its lending, deposit and borrowing activities. The Company is experiencing a positive response to its interest rate management through a reduction in cost of deposits as noninterest-bearing deposits increase and certificates of deposits with higher interest rates run off. Management actively monitors and manages its interest rate risk exposure. Although the Company manages other risks, such as credit quality and liquidity risk, in the normal course of business, management considers interest rate risk to be a significant market risk, which could have the largest material effect on the Company's financial condition and results of operations. Other types of market risks, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities. The Company did not experience a significant change in market risk at March 31, 2005 as compared to December 31, 2004.

As stated in the annual report on Form 10-K for 2004, the Company attempts to monitor interest rate risk from the perspective of changes in the economic value of equity, also referred to as net portfolio value (NPV), and changes in net interest income. Changes to the NPV and net interest income are simulated using instant and permanent rate shocks of plus and minus 200 basis points, in increments of 50 basis points. It is the Company's policy to manage interest rate risk to maximize long-term profitability under the range of likely interest-rate scenarios. For additional information, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" referenced in the Company's annual report on Form 10-K for the year ended December 31, 2004.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(a)    [Not applicable.]
(b)    [Not applicable.]

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of securities holders of PremierWest during the quarter ended March 31, 2005.

ITEM 5. OTHER INFORMATION

[None.]

ITEM 6.     EXHIBITS

(a)	Exhibits

	31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

	32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

SIGNATURES: Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: April 29, 2005
PREMIERWEST BANCORP

/s/ John L. Anhorn
 John L. Anhorn, President and Chief Executive Officer

/s/ Tom Anderson
Tom Anderson, Senior Vice-President and Chief Financial Officer

Exhibit 31.1

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

 I, John L. Anhorn, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of PremierWest Bancorp.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-(e)) for the registrant and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

	a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: April 29, 2005	/s/ JOHN L. ANHORN
John L. Anhorn
President and Chief Executive Officer

Exhibit 31.2

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Tom Anderson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of PremierWest Bancorp.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-(e)) for the registrant and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

	a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: April 29, 2005	/s/ TOM ANDERSON
Tom Anderson, Chief Financial Officer and
Principal Accounting Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of PremierWest Bancorp (the "Company") on Form 10-Q for the quarter ending March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John L. Anhorn, the President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Date: April 29, 2005	/s/ JOHN L. ANHORN
John L. Anhorn
President and Chief Executive Officer

Exhibit 32.2

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of PremierWest Bancorp (the "Company") on Form 10-Q for the quarter ending March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Tom Anderson, the Chief Financial Officer and Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Date: April 29, 2005	/s/ TOM ANDERSON
Tom Anderson
Chief Financial Officer and Principal Accounting
Officer