Form 10-Q
period 2005-06-30
PREMIERWEST BANCORP
filed 2005-07-29
CIK 1102287

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[Mark One]
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2005
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the transition period from	to
Commission File Number: 000-50332

PREMIERWEST BANCORP

(Exact name of registrant as specified in its charter)

OREGON	93-1282171
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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
                                                                                  Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:             Common stock, no par value: 15,364,889 shares as of July 22, 2005

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PREMIERWEST BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in 000’s)
(UNAUDITED)

ASSETS
	June 30,	December 31,
	2005	2004

Cash and cash equivalents:
Cash and due from banks	$27,900	$21,084
Federal funds sold	7,925	15,350

Total cash and cash equivalents	35,825	36,434

Interest-bearing deposits with Federal Home Loan Bank	39	21

Investments:
Investment securities available-for-sale, at fair market value	5,394	6,515
Investment securities held-to-maturity, at amortized cost	10,725	11,087
Restricted equity securities	1,865	1,599

Total investments	17,984	19,201

Mortgage loans held-for-sale, at cost, which approximates market	1,934	533
Loans, net of allowance for loan losses and deferred loan fees	752,182	678,594

Total loans	754,116	679,127

Premises and equipment, net of accumulated depreciation
and amortization	29,906	27,922
Core deposit intangibles, net of amortization	2,751	2,997
Goodwill	19,566	19,566
Accrued interest and other assets	18,278	19,177

TOTAL ASSETS	$878,465	$804,445

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits:
Demand	$196,957	$183,845
Interest-bearing demand and savings	337,822	324,834
Time	199,344	180,306

Total deposits	734,123	688,985

Federal Home Loan Bank borrowings	27,100	2,419
Junior subordinated debentures	15,464	15,464
Accrued interest and other liabilities	5,417	6,997

Total liabilities	782,104	713,865

COMMITMENTS AND CONTINGENCIES (Note 7)
SHAREHOLDERS' EQUITY
Series A Preferred Stock, no par value, 1,000,000 shares
authorized, 11,000 shares issued and outstanding	9,590	9,590
Common stock - no par value; 50,000,000 shares authorized;
15,360,269 shares issued and outstanding (14,612,332 in 2004)	73,141	62,482
Retained earnings	13,437	18,224
Accumulated other comprehensive income, net of taxes	193	284

Total shareholders' equity	96,361	90,580

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$878,465	$804,445

See accompanying notes.

PREMIERWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in 000’s, Except for Earnings per Share Data)
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004

INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$13,672	$9,994	$25,923	$19,049
Interest on investments:
Taxable	46	81	103	250
Nontaxable	108	129	217	280
Interest on federal funds sold	18	120	93	246
Other interest and dividends	1	22	5	41

Total interest and dividend income	13,845	10,346	26,341	19,866

INTEREST EXPENSE
Deposits:
Interest-bearing demand and savings	865	442	1,677	847
Time	1,350	924	2,477	1,853
Borrowed funds:
Federal funds purchased and repurchase agreements	26	2	29	5
Federal Home Loan Bank borrowings	162	179	196	360
Junior subordinated debentures	221	-	439	-

Total interest expense	2,624	1,547	4,818	3,065

Net Interest Income	11,221	8,799	21,523	16,801

LOAN LOSS PROVISION	-	200	150	500

Net interest income after loan loss provision	11,221	8,599	21,373	16,301

NONINTEREST INCOME
Service charges on deposits accounts	675	663	1,322	1,253
Mortgage loan brokerage and other fees	338	326	599	579
Investment brokerage and annuity fees	323	243	624	500
Other commissions and fees	346	316	676	614
Gains on sales on investment securities, net	-	1	-	1
Other noninterest income	186	147	406	300

Total noninterest income	1,868	1,696	3,627	3,247

NONINTEREST EXPENSE
Salaries and employee benefits	4,712	3,958	9,290	7,705
Net occupancy and equipment	1,361	1,263	2,729	2,429
Communications	379	372	751	694
Professional fees	249	254	570	428
Advertising	296	231	434	396
Other	1,151	1,078	2,244	2,017

Total noninterest expense	8,148	7,156	16,018	13,669

INCOME BEFORE PROVISION FOR INCOME TAXES	4,941	3,139	8,982	5,879

PROVISION FOR INCOME TAXES	1,704	1,036	3,098	1,940

NET INCOME	$3,237	$2,103	$5,884	$3,939

EARNINGS PER COMMON SHARE:
BASIC	$0.20	$0.13	$0.37	$0.25

DILUTED	$0.19	$0.13	$0.35	$0.24

See accompanying notes.

PREMIERWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in 000’s)
(UNAUDITED)

						Accumulated
	Preferred Stock		Common Stock			Other	Total
					Retained	Comprehensive	Shareholders'	Comprehensive
	Shares	Amount	Shares	Amount	Earnings	Income	Equity	Income

BALANCE - JANUARY 1, 2004	11,000	$9,590	12,162,026	$38,260	$ 16,463	$438	$ 64,751
Comprehensive income:
Net income	-	-	-	-	3,939	-	3,939	$3,939
Unrealized losses
on investment securities
available-for-sale of $283
(net of taxes of $143)	-	-	-	-	-	(283)	(283)	(283)

Comprehensive income								$3,656

Common stock issued to shareholders
of Mid Valley Bank	-	-	1,697,473	16,805	-	-	16,805
Preferred stock dividend declared	-	-	-	-	(138)	-	(138)
5% stock dividend	-	-	692,698	7,072	(7,072)	-	-
Stock options exercised	-	-	12,157	60	-	-	60
Income tax benefit of stock options
exercised	-	-	-	16	-	-	16

BALANCE - JUNE 30, 2004	11,000	$9,590	14,564,354	$62,213	$ 13,192	$155	$ 85,150

BALANCE - JANUARY 1, 2005	11,000	$9,590	14,612,332	$62,482	$ 18,224	$284	$ 90,580
Comprehensive income:
Net income					5,884		5,884	$5,884
Unrealized losses
on investment securities
available-for-sale of $28
(net of taxes of $15)						(28)	(28)	(28)
Other comprehensive income-
Amortization of unrealized
gains for investment securities
transferred to held-to-maturity
of $63 (net of taxes of $32)						(63)	(63)	(63)

Comprehensive income								$5,793

Preferred stock dividend declared					(138)		(138)
5% stock dividend			730,756	10,523	(10,523)		-
Cash paid for fractional shares					(10)		(10)
Stock options exercised			17,181	102			102
Income tax benefit of stock options
exercised				34			34

BALANCE - JUNE 30, 2005	11,000	$9,590	15,360,269	$73,141	$ 13,437	$193	$ 96,361

See accompanying notes.

PREMIERWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in 000’s)
(UNAUDITED)
	For the Six Months Ended

	June 30,	June 30,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,884	$3,939
Adjustments to reconcile net income to net cash
from operating activities:
Depreciation and amortization	1,573	1,198
Loan loss provision	150	500
Deferred income taxes	11	(399)
Amortization of premiums (accretion of discounts)
on investment securities, net	28	82
Funding of loans held-for-sale	(10,570)	-
Proceeds from sales of loans held-for-sale	9,286	-
Gain on sale of loans held-for-sale	(117)	-
Restricted equity security stock dividends	(6)	(36)
Income tax benefit of stock options exercised	34	16
Gains on sales of premises and equipment	(14)	(7)
Gains on sales of investment securities available-for-sale, net	-	(1)
Changes in accrued interest receivable/payable and other
assets/liabilities	(1,236)	(403)

Net cash from operating activities	5,023	4,889

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities available-for-sale	-	38,566
Proceeds from calls and maturities of investment
securities available-for-sale	49	10,200
Proceeds from calls and maturities of investment
securities held-to-maturity	1,300	-
Proceeds from redemption of restricted equity securities	-	340
Purchase of restricted equity securities	(260)	-
Increase in interest-bearing deposits with Federal Home Loan Bank	(18)	(23)
Loan originations, net	(73,738)	(50,811)
Purchase of premises and equipment, net	(3,297)	(1,490)
Proceeds from the sale of other real estate owned	421	-
Cash and cash equivalents received in acquisition of Mid Valley Bank,
net of cash paid of $9,813 and acquisition costs of $627	-	6,817
Increase in other investments	-	5
Proceeds from sale of premises and equipment	-	40

Net cash from investing activities	(75,543)	3,644

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	45,138	19,832
Net increase (decrease) in Federal Home Loan Bank borrowings	24,681	(320)
Net decrease in securities sold under agreements to repurchase	-	(3,137)
Proceeds from exercise of stock options	102	60
Cash paid for fractional shares relating to stock dividend	(10)	(6)

Net cash from financing activities	69,911	16,429

DECREASE IN CASH AND CASH EQUIVALENTS	(609)	24,962
CASH AND CASH EQUIVALENTS - Beginning of the period	36,434	50,349

CASH AND CASH EQUIVALENTS - End of the period	$35,825	$75,311

SUPPLEMENTAL DISCOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$4,643	$3,065

Cash paid for taxes	$3,978	$930

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
Transfer of loans to other real estate owned	$-	$34

Preferred stock dividend declared	$138	$138

Income tax benefit of stock options exercised	$34	$16

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

The Bank conducts a general commercial banking business operating in Jackson, Josephine, Douglas, and Klamath counties of southern Oregon, Deschutes County in central Oregon and Siskiyou, Shasta, Tehama, Butte and Yolo counties of northern California. Its activities include the usual lending and deposit functions of a commercial bank including commercial, real estate, installment, and mortgage loans; checking, time deposit, and savings accounts; mortgage loan brokerage services; automated teller machines (ATMs); and safe deposit facilities.

Basis of presentation - The consolidated financial statements include the accounts of PremierWest Bancorp and its wholly owned subsidiary PremierWest Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

The interim consolidated financial statements are not audited, but include all adjustments that management considers necessary for a fair presentation of the results of operations for such interim periods.

The statement of income data for the six month period ending June 30, 2004 includes the acquired operations of Mid Valley Bank from the acquisition date (January 23, 2004) through June 30, 2004.

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

Stock dividends - On March 22, 2005, the Company declared a 5% stock dividend payable on June 27, 2005 to its shareholders of record on June 1, 2005. On March 1, 2004, the Company declared a 5% stock dividend payable on June 21, 2004 to its shareholders of record on May 28, 2004. Share and per share data in the accompanying consolidated financial statements have been retroactively restated to reflect the stock dividends.

NOTE 2 - STOCK BASED COMPENSATION

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

The effect of applying the fair-value based method to stock options granted during the six months ended June 30, 2005 and 2004 resulted in an estimated weighted-average grant date fair value of $2.74 for the three and six months ended June 30, 2005 and $2.51 for the three and six months ended 2004. Had compensation costs been determined consistent with SFAS 123, the Company's net income and earnings per common share, and diluted earnings per common share for the quarter and six months ended June 30, 2005 and 2004 would have been as follows: (Dollar in 000s, except per share amounts)

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED

	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

NET INCOME, as reported	$3,237	$2,103	$5,884	$3,939
Deduct: Total stock-based compensation expense determined
under the fair value based method, net of tax	$(25)	$(24)	$(36)	$(33)

Pro forma net income	$3,212	$2,079	$5,848	$3,906

Earnings Per Share:
Basic - as reported	$0.20	$0.13	$0.37	$0.25
Basic - pro forma	$0.20	$0.13	$0.37	$0.25
Diluted - as reported	$0.19	$0.13	$0.35	$0.24
Diluted - pro forma	$0.19	$0.13	$0.35	$0.24

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for June 30, 2005 and 2004:

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED

	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Dividend yield	5.0%	5.0%	5.0%	5.0%
Expected life (years)	7.50	7.75	7.50	7.75
Expected volatility	39%	40%	39%	40%
Risk-free rate	4.4%	3.4%	4.4%	3.4%

NOTE 3 - INVESTMENT SECURITIES

Investment securities at June 30, 2005 and December 31, 2004 consisted of the following: (Dollars in 000's)

	2005

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value

Available-for-sale:
U.S. Government and agency securities	$4,078	$-	$(83)	$3,995
Mortgage-backed securities and collateralized
mortgage obligations	393	3	(2)	394
Corporate bonds	1,000	5	-	1,005

Total	$5,471	$8	$(85)	$5,394

Held-to-maturity:
Obligations of states and political subdivisions	$ 10,725	$11	$(49)	$10,687

Restricted equity securities	$1,865	$-	$-	$1,865

			2004

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value

Available-for-sale
U.S. Government and agency securities	$4,106	$-	$(72)	$4,034
Mortgage-backed securities and collateralized
mortgage obligations	442	6	(2)	446
Corporate bonds	2,000	35	-	2,035

Total	$6,548	$41	$(74)	$6,515

Held-to-maturity:
Obligations of states and political subdivisions	$ 11,087	$100	$(7)	$11,180

Restricted equity securities	$1,599	$-	$-	$1,599

During the third quarter of 2004, the Bank reclassified obligations of state and political subdivision securities from available-for-sale to held-to-maturity to more accurately reflect the purpose and intent in holding these securities for long-term pledging requirements. The unrealized holding gains at the time of transfer were $335,000, net of deferred taxes of $224,000, and are being amortized as an adjustment to yield. This is offset by the amortization of a similar amount recorded as accumulated other comprehensive income within shareholders' equity, from the date of transfer through the maturity date of each security transferred.

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

At June 30, 2005, $16.1 million in investment securities were pledged to secure public deposits, certain nonpublic deposits, and borrowings.

NOTE 4 - LOANS, NON-PERFORMING ASSETS, AND ALLOWANCE FOR LOAN LOSSES

Loans as of June 30, 2005 and December 31, 2004 consisted of the following:
(Dollars in 000's)	2005	2004

Real estate-commercial	$ 347,105	$ 359,601
Real estate-construction	215,255	149,250
Real estate-residential	16,926	12,678
Commercial	112,924	94,560
Agricultural	19,543	19,031
Consumer	39,848	43,039
Other	13,669	11,769

Loans, gross	765,270	689,928

Less:
Allowance for loan losses	(10,859)	(9,171)
Deferred loan fees	(2,229)	(2,163)

	(13,088)	(11,334)

Loans, net	$ 752,182	$ 678,594

Transactions in the allowance for loan losses for the six months ended June 30, 2005 and June 30, 2004 were as follows:

(Dollars in 000's)	2005	2004

BALANCE, beginning of the period	$ 9,171	$ 5,466
Loans charged-off	(97)	(3,632)
Loan recoveries	1,635	232
Loan loss provision	150	500
Allowance for loan losses recorded with acquisition of Mid Valley Bank	-	6,085

BALANCE, end of the period	$ 10,859	$ 8,651

The following table summarizes non-performing assets as of June 30, 2005 and December 31, 2004:
(Dollars in 000's)	2005	2004

Loans on non-accrual status	$ 1,389	$ 1,890
Loans past due greater than 90 days but not on non-accrual status	40	26

Total non-performing loans	1,429	1,916
Other real estate owned	62	483

Total non-performing assets	$ 1,491	$ 2,399

Percentage of non-performing loans to total loans	0.19%	0.28%

Percentage of non-performing assets to total assets	0.17%	0.30%

NOTE 5 - LINE OF CREDIT AND OTHER BORROWINGS

The Company has a secured line of credit available with the Federal Home Loan Bank of Seattle (FHLB) under which it may borrow up to 10% of the Bank's total assets. The line of credit is secured by loans and securities, including restricted FHLB stock owned by the Company. As of June 30, 2005 and December 31, 2004, the Company had long-term advances outstanding against this line of credit aggregating $2.1 million and $2.4 million, respectively. Interest and principal payments under these long-term advances are due monthly and the Company was making monthly principal payments of approximately $77,000 plus accrued interest at the weighted average annual interest rate of 5.92% as of June 30, 2005. Of the $2.1 million in outstanding long-term advances, $1.9 million matures August 2008 while the remaining $154,000 matures at various times through February 2014. As of June 30, 2005, the Company had also borrowed $25.0 million on a short-term basis repayable within one year. Interest charged for short-tem advances is variable and can change daily. As of June 30, 2005, the annual rate of interest charged against short-term advances was 3.638% . As of June 30, 2005, the Company had pledged available collateral of approximately $22.6 million to support additional borrowings.

Additionally, as of June 30, 2005, the Company has approximately $106.0 million in available borrowings through lines of credit with certain correspondent banks and through the Federal Reserve Bank's discount window. No balances were outstanding as of June 30, 2005 and December 31, 2004.

NOTE 6 - JUNIOR SUBORDINATED DEBENTURES

On December 30, 2004, the Company established two wholly-owned statutory business trusts (Trusts) that were formed to issue trust preferred securities and related common securities. The $15,464,000 junior subordinated debentures issued by the Company to the Trusts require quarterly interest-only payments and are reflected as junior subordinated debentures in the consolidated balance sheets. Common stock issued by the Trusts and held as an investment by the Company is recorded in other assets in the consolidated balance sheets. Following are the terms of the junior subordinated debentures as of June 30, 2005.

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

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve various levels and elements of credit and interest rate risk in excess of the amount recognized in the accompanying consolidated financial statements. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. As of June 30, 2005, the Company has $170.2 million of commitments to extend credit to customers and $11.0 million of standby letters of credit.

In the ordinary course of business, the Bank may become involved in various litigation arising from normal banking activities. In the opinion of management, the ultimate disposition of current actions will not have a material adverse effect on the Bank's consolidated financial position or results of operations.

NOTE 8 - EARNINGS PER SHARE

The Company's basic earnings per common share is computed by dividing net income, less dividends declared on convertible preferred stock, by the weighted average number of common shares outstanding during the period, retroactively adjusted for all stock dividends. The Company's diluted earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding plus dilutive common shares related to stock options and convertible preferred shares, retroactively adjusted for all stock dividends. The following summarizes the weighted average shares outstanding for computation of basic and diluted shares as of June 30, 2005 and 2004.

Three-months ended June 30, 2005 and 2004:	2005	2004

Weighted average number of com m on shares:
Basic com m on shares	15,355,454	15,291,437
Diluted com m on per shares	16,783,983	16,549,203

Six-months ended June 30, 2005 and 2004:	2005	2004

Weighted average number of com m on shares:
Basic com m on shares	15,349,634	15,011,152
Diluted com m on per shares	16,756,934	16,265,594

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

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

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

OVERVIEW - The following includes management's discussion of the financial condition and results of operations for PremierWest Bancorp and its wholly owned subsidiary, PremierWest Bank, for the quarter and year-to-date periods ending June 30, 2005. The discussion should be read in conjunction with the consolidated financial statements and accompanying notes to the consolidated financial statements contained in this report as well as the Company's Form 10-K for the year ended December 31, 2004. For discussion purposes management has made comparisons, as it deems appropriate, to other periods including the same interim periods in 2004 and the fiscal year ended December 31, 2004.

HIGHLIGHTS - For the second quarter ended June 30, 2005 the Company earned $3.2 million ($0.19 per diluted share), an increase of 53.92% compared to earnings of $2.1 million ($0.13 per diluted share) for the quarter ended June 30, 2004. For the year-to-date period ending June 30, 2005 the Company earned $5.9 million ($0.35 per diluted share) compared to $3.9 million ($0.24 per diluted share) for the same period ending June 30, 2004, an increase of 49.38% . Annualized return on average shareholders' equity was 13.60% and return on average assets was 1.51% for the quarter ended June 30, 2005 as compared to a return on average shareholders' equity of 9.96% and a return on average assets of 1.10% for the quarter ended June 30, 2004. At June 30, 2005 and December 31, 2004, gross loans, net of deferred loan fees, totaled $763.0 and $687.8 million, respectively, an increase of $76.7 million or 10.95% since year end and an increase of $149.7 million or 24.40% when compared to gross loans, net of deferred loan fees, of $613.4 million as of June 30, 2004. Deposits totaled $734.1 million at June 30, 2005 compared to $689.0 million at December 31, 2004 and $660.4 million at June 30, 2004, representing a 6.55% increase since year end and 11.16% compared to a year ago.

The growth in assets and earnings for the second quarter and year-to-date period ending June 30, 2005, when compared to the same period a year ago, was primarily a function of internal growth and continues to be driven by management's consistent application of its business strategy for building a dominant community banking franchise along the Interstate 5 corridor between Eugene, Oregon and Sacramento, California. This strategy involves strengthening or expanding the Bank's position within existing markets, opening start-up offices in new markets and seeking opportunities to grow by acquisition. Impacting quarter and year-to-date operating results, when compared to the same period a year ago, include the Company's acquisition of Mid Valley Bank on January 23, 2004; entering the new markets of Bend, Oregon and Woodland, California during the 4th quarter of 2004; and most recently, during the quarter just completed, the opening of a temporary loan production office in Roseville, California. The Roseville facility is expected to be operating as a full-service branch at its new location by the end of the third quarter 2005. The Bend, Woodland and Roseville offices are start-up operations requiring an investment in overhead for facilities and personnel in return for the expected increasing contribution to the overall profitability of the Bank. Previously announced expansion plans for 2005-2006 include new branch offices, in various stages of development, to be located in Eagle Point, Shady Cove and Ashland, Oregon.

FINANCIAL HIGHLIGHTS

The following table presents information regarding yields on interest-earning assets, rates paid on interest-bearing liabilities, net interest spreads, net yields on average interest-earning assets, returns on average assets and returns on average equity for the periods indicated.

Analysis for the three-month period ended			Increase
June 30, 2005 and 2004 (Dollars in 000's)	2005	2004	(Decrease)	%Change

Average fed funds sold and investments	$ 20,757	$77,140	$(56,383)	-73.09%
Average gross loans	749,264	600,664	148,600	24.74%
Average interest-earning assets	770,021	677,804	92,217	13.61%
Average interest-bearing liabilities	561,783	505,340	56,443	11.17%
Average total assets	856,738	761,950	94,788	12.44%
Average equity	95,174	84,424	10,750	12.73%
Average yield earned (1)	7.25%	6.16%	1.09	17.69%
Average rate paid	1.39%	0.92%	0.47	51.09%

Net interest spread	5.86%	5.24%	0.62	11.83%

Net interest income to average
interest-earning assets (net interest
margin) (1)	5.89%	5.25%	0.64	12.19%
Return on average assets	1.51%	1.10%	0.41	37.27%
Return on average equity	13.60%	9.96%	3.64	36.55%
Efficiency ratio (2)	62.25%	68.18%	(5.93)	-8.70%

Analysis for the six-month period ended			Increase
June 30, 2005 and 2004 (Dollars in 000's)	2005	2004	(Decrease)	%Change

Average fed funds sold and investments	$ 26,125	$84,371	$(58,246)	-69.04%
Average gross loans	725,279	568,266	157,013	27.63%
Average interest-earning assets	751,404	652,637	98,767	15.13%
Average interest-bearing liabilities	533,701	484,906	48,795	10.06%
Average total assets	837,697	729,475	108,222	14.84%
Average equity	93,661	81,450	12,211	14.99%
Average yield earned (1)	7.07%	6.15%	0.92	14.96%
Average rate paid	1.31%	0.96%	0.35	36.46%

Net interest spread	5.76%	5.19%	0.57	10.98%

Net interest income to average
interest-earning assets (net interest
margin) (1)	5.78%	5.21%	0.57	10.94%
Return on average assets	1.40%	1.08%	0.32	29.63%
Return on average equity	12.56%	9.67%	2.89	29.89%
Efficiency ratio (2)	63.69%	68.18%	(4.49)	-6.59%

Notes:
(1)	Tax equivalent at a 34% rate

(2)	Non-interest expense divided by net interest income plus non-interest income

RESULTS OF OPERATIONS

NET INTEREST INCOME - Net interest income, our primary source of revenue, is the difference between the interest income generated from our earning assets (loans and investments) and the interest expense paid on our interest-bearing liabilities (interest-bearing deposits and borrowed funds). Our net interest income is impacted by variables such as the volume and mix of our earning assets; the volume and mix of both our interest-bearing and non interest-bearing liabilities; and the general movement in the market rates of interest. A key measurement of profitability is our net interest margin (net interest income divided by average interest-earning assets), which represents the relative stability in net interest income over time.

For the three-month period ending June 30, 2005 our interest income increased $3.5 million while our interest expense increased $1.1 million resulting in our net interest income increasing $2.4 million (27.5%) for the second quarter of 2005 compared to the same period a year ago. On a year-to-date basis, for the period ending June 30, 2005, interest income and interest expense was up $6.5 million and $1.8 million, respectively, resulting in a higher net interest income by $4.7 million (28.1%) for the first six months of this year compared to the same period in 2004.

The increases in our interest income, interest expense and the resulting net interest margin for both the quarter and year-to-date period ending June 30, 2005, compared to the same periods in 2004, were driven by the combination of higher levels of both our earning assets and interest-bearing liabilities, as well as the general trend of rising short-term interest rates. Over the past twelve months, movements in increments of 25 basis points, by the Federal Reserve Bank, have resulted in an equal rise in the prime rate of interest, the leading short-term rate index, by a total of 200 basis points, including 50 basis points in each of the last two quarters for a total of 100 basis points year-to-date. The growth in our earning assets over the past year has been driven by strong loan demand across all of our markets including our two newest geographic markets entered during 2004 located in northern California (Woodland) and central Oregon (Bend).

For the quarter ending June 30, 2005, our tax equivalent net interest margin was 5.89%, a 64 basis point increase over the same period a year ago and a 28 basis improvement over our first quarter ended March 31, 2005. On a year-to-date basis, for the six months ending June 30, 2005, our tax equivalent net interest margin was 5.78%, an improvement compared to 5.21% for the same period a year ago. The improving trend in our net interest margin has been driven by the rising interest rate environment and the make up of our balance sheet which is relatively asset sensitive. As a result, our rate sensitive assets (primarily our loan portfolio) re-price faster than our interest-sensitive liabilities (primarily interest-bearing deposits). Management anticipates a stabilizing of our net interest margin for the remainder of 2005 as our increased use of borrowed funds, a relatively higher cost of funds than deposits, to support loan growth, places downward pressure on our net interest margin.

LOAN LOSS PROVISION - Charges made to the provision for loan losses for the six months ended June 30, 2005 were $150,000 compared to $200,000 and $500,000, respectively, for the three and six month periods ended June 30, 2004. There were no charges to the provision for loan losses for the three months ended June 30, 2005. The reduction in charges made to the loan loss provision during the current year compared to a year ago is a reflection of management's ongoing assessment of the Bank's loan portfolio quality and the sufficiency, as of June 30, 2005, of the allowance for loan losses, to address the risk for potential losses in the Bank's loan portfolio. Further impacting management's assessment and decision to suspend additional provision expense is the relatively low level of nonperforming assets and the Bank's previously announced $1.5 million loan loss recovery that occurred during the quarter and year-to-date period ending June 30, 2005.

NONINTEREST INCOME - Noninterest income represents service charges, fees, commissions and other income derived principally from general banking services, originating residential mortgage loans, selling investment and insurance products, and recognizing gains from the sale of investment securities and other assets. Total noninterest income increased approximately $172,000 (10.14%) and $380,000 (11.70%), respectively, for the three months and six months ending June 30, 2005, as compared to the same periods in 2004. The increases came generally from all categories of noninterest income and resulted from the Bank's internal growth.

NONINTEREST EXPENSE - Total noninterest expense increased approximately $992,000 (13.86%) and $2.3 million (17.18%), respectively, for the three months and six months ending June 30, 2005, as compared to the corresponding period in 2004. The overall increases in noninterest expense have been driven by internal growth and expansion into new markets and as a result are centered in higher levels of expense for salaries and benefits and occupancy. Management believes that the implementation of our growth strategy, resulting in initially higher occupancy and personnel expenses as we enter new markets, will, over time, drive future earnings growth.

EFFICIENCY RATIO - The Company's efficiency ratio was 62.25% during the second quarter 2005 compared to 68.18% for the second quarter of 2004. The improvement in this key measure of operating efficiency was driven by the growth in our net interest income and gains in operating efficiency - both positively impacted by our successful integration of the acquired operations of Mid Valley Bank. The efficiency ratio for the second quarter of 2005 reflected a 265 basis point improvement when compared to the 64.90% efficiency ratio achieved for the immediately preceding quarter ending March 31, 2005. Management continues to target an efficiency ratio in the low 60% range; however, our expansion plans may result in the temporary deterioration of our efficiency ratio in future periods as new facilities are brought on line necessitating the upfront investment in personnel and facility costs that precede revenue generating activities.

The table below sets forth certain summary balance sheet information for June 30, 2005 and December 31, 2004:

(Dollars in 000's)

			Increase (Decrease)
	June 30	December 31
	2005	2004	6/30/05 – 12/31/04

(Dollars in 000's)
ASSETS
Federal funds sold	$7,925	$15,350	$(7,425)	-48.37%
Securities available for sale	5,394	6,515	(1,121)	-17.21%
Securities held to maturity	10,725	11,087	(362)	-3.27%
Federal Home Loan Bank
deposits and stock	1,627	1,344	283	21.06%
Loans, net	754,116	679,127	74,989	11.04%
Other assets (1)	98,678	91,022	7,656	8.41%

Total assets	$878,465	$804,445	$74,020	9.20%

LIABILITIES
Noninterest-bearing
deposits	$196,957	$183,845	$13,112	7.13%
Interest-bearing
deposits	537,166	505,140	32,026	6.34%

Total deposits	734,123	688,985	45,138	6.55%
Other liabilities (2)	47,981	24,880	23,101	92.85%

Total liabilities	782,104	713,865	68,239	9.56%
SHAREHOLDERS’
EQUITY	96,361	90,580	5,781	6.38%

Total liabilities
and share-
holder’s equity	$878,465	$804,445	$74,020	9.20%

(1) Includes cash and due from banks, other equity investments, premises and equipment, goodwill, accrued interest receivable, bank-owned life insurance and other intangible assets (2) Includes borrowings, repurchase agreements, accrued interest payable and other liabilities

(2) Includes borrowings, repurchase agreements, accrued interest payable and other liabilities

FINANCIAL CONDITION - Total assets of $878.5 million at June 30, 2005 increased 9.20% over total assets of $804.4 million at December 31, 2004. The increase in assets primarily resulted from an increase in net loans outstanding offset by decreases in federal funds sold and investment securities. Loans, net of allowance for loan losses and deferred fees, increased $75.0 million while fed funds sold decreased $7.4 million and investment securities decreased $1.1 million.

Net loans accounted for 85.84% of total assets at June 30, 2005 compared to 84.42% at December 31, 2004. As of June 30, 2005, the allowance for loan losses increased to $10.9 million from $9.2 million at December 31, 2004. This significant increase resulted primarily from the recovery, during the second quarter, of $1.5 million from a previously charged-off loan. The Company's ratio of allowance for loan losses to total loans was 1.42% at June 30, 2005, compared to 1.33% at December 31, 2004. Non-performing assets (defined as loans on non-accrual status, loans 90 days or more past due and other real estate owned) either specifically reserved or adequately collateralized were approximately $1.5 million at June 30, 2005 compared to $2.4 million as of December 31, 2004. Management maintains and adheres to disciplined underwriting standards and has a proven track record for managing credit risk as well as identifying and aggressively administering problem loans.

Total deposits increased to $734.1 million at June 30, 2005, a $45.1 million or 6.55% increase compared to $689.0 million as of December 31, 2004. Net loan growth has continued to outpace our growth in deposits and, as a result, as of June 30, 2005 our loan-to-deposit ratio was 102.72% compared to 100.55% as of March 31, 2005 and 98.57% as of December 31, 2004. As anticipated, deposit growth in our new markets continues to lag behind loan production. While management's desire is to maintain a loan-to-deposit ratio at or below 100%, the Bank's deposit mix has remained stable and highly flexible with a ratio of noninterest-bearing demand deposits to total deposits of 26.83% and a core deposit base, consisting of noninterest-bearing demand deposits, interest-bearing demand deposits and regular savings, representing 72.85% of total deposits as of June 30, 2005. Time deposits presently make up only 27.15% of total deposits and the Bank has not utilized brokered deposits as a source of funds. As a result, should liquidity requirements dictate the need to grow deposits more rapidly, the Bank has flexibility in pricing time deposits or utilizing brokered deposit sources in order to more aggressively attract deposits at a higher cost of funds.

Management closely monitors the Bank's liquidity needs and maintains the ability to borrow from the Federal Home Loan Bank of Seattle and other correspondent banks. For more information about liquidity refer to the Liquidity and Capital Resources section below.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY - Liquidity enables the Company to fund loan commitments and meet customer withdrawals of deposits. The Company maintains its liquidity position through maintenance of cash resources, the stability of and growth in its core deposit base and through its ability to borrow funds from committed sources of credit. The Bank's liquidity position decreased during the quarter ended June 30, 2005 as loan volumes continued to exceed the growth rate of deposits and the Bank's loan-to-deposit ratio remained in excess of 100%. As a result, and in order to fund loan growth and manage liquidity, the Company increased its use of borrowed funds through the use of Fed Funds lines of credit and advances from the Federal Home Loan Bank of Seattle (FHLB). As of June 30, 2005, the Company had increased short-term borrowings $25.0 million while federal funds sold decreased to $7.9 million compared to no short-term borrowings and $15.4 million in federal funds sold at December 31, 2004.

Management maintains contingency plans for addressing the Bank's ongoing liquidity needs and presently believes the Bank's stable core deposit base, representing 72.85% of total deposits, provides for flexibility and opportunity should management decide to attract deposits more aggressively by increasing the rate of interest offered on deposits - particularly certificates of deposit. Management has also identified certain loans where a portion of the outstanding balance could be sold or participated out to other banks. Further, should loan demand outpace our ability to gather sufficient deposits or maintain adequate funding from other borrowings, the Company could slow down the volume of loan growth through higher pricing. As previously discussed, a further source of liquidity is the Company's ability to borrow funds. Presently, the Company maintains a secured line-of-credit with the FHLB for up to 10% of the Bank's total assets. As of June 30, 2005, the Bank had $2.1 million of long-term and $25.0 million of short-term borrowings advanced from the FHLB with the immediate availability of an additional approximately $22.6 million under the Company's credit line. The Company also has unsecured credit lines for purchasing Fed Funds totaling $105.0 million through certain correspondent banks and a $1.0 million secured line of credit through the Federal Reserve Bank of San Francisco. As of June 30, 2005 there were no outstanding borrowings against these credit lines.

At June 30, 2005, the Company had approximately $170.2 million in outstanding commitments to extend credit for newly approved loans and construction projects. Under the terms of construction project commitments, completion of specified project benchmarks must be certified before funds may be drawn. In addition, it is anticipated that a portion of these commitments will expire or terminate without funding. Management believes that the Company's available resources will be sufficient to fund these commitments in the normal course of business.

CAPITAL RESOURCES - Federal regulators require the measurement of various capital ratios, including risk-based capital measurements. Risk-weighted ratios require an analysis that weights balance sheet and off-balance sheet items for their inherent risk. It requires minimum standards, by capital tier, for risk-based capital. As a minimum requirement, the total risk-based capital ratio should be at least 8.00%, the Tier 1 capital ratio should be at least 4.00%, and the leverage capital ratio should be at least 4.00% . At June 30, 2005, the Company's regulatory capital ratios were as follows: total risk-based capital ratio of 11.75%, Tier 1 capital ratio of 10.50%, and a leverage capital ratio of 10.66% . If the Company achieved only minimum regulatory capital levels, further growth could be restricted to the level attainable through generation and retention of net income or the Company may find it necessary to seek additional capital from outside sources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises principally from interest rate risk in its lending, deposit and borrowing activities. The Company is experiencing a positive response to its interest rate management through a reduction in cost of deposits as non-interest-bearing deposits increase and certificates of deposits with higher interest rates run off. Management actively monitors and manages its interest rate risk exposure. Although the Company manages other risks, such as credit quality and liquidity risk, in the normal course of business, management considers interest rate risk to be a significant market risk, which could have the largest material effect on the Company's financial condition and results of operations. Other types of market risks, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities. The Company did not experience a significant change in market risk at June 30, 2005 as compared to December 31, 2004.

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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective for ensuring that all material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information has been accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding the disclosures required under the Exchange Act.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
(a)	[Not applicable.]

(b)	[Not applicable.]

(c)	[Not applicable.]

(d)	[Not applicable.]

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
(a)	[Not applicable.]

(b)	[Not applicable.]

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

(a)	The Company's 2005 Annual Meeting of Stockholders (the "Annual Meeting") was held on May 25, 2005 in Medford, Oregon.

(b)	The following matters were voted upon at the Annual Meeting and received the following vote:

Proposal 1:				Percent
Election of Board of Directors	For	Withheld		Voting For Proposal
John L. Anhorn	12,501,796	15,804		85.50%
Richard Hieb	12,501,796	15,804		85.50%
John A. Duke	12,501,796	15,804		85.50%
Patrick G. Huycke	12,501,796	15,804		85.50%
Thomas Becker	12,501,796	15,804		85.50%
Dennis N. Hoffbuhr	12,501,796	15,804		85.50%
James L. Patterson	12,501,796	15,804		85.50%
Rickar D. Watkins	12,501,796	15,804		85.50%
John Dickerson	12,455,688	61,912		85.18%
Brian Pargeter	12,501,796	15,804		85.50%

Proposal 2:	For	Against	Withheld
Approval of Amendment and Restatement of
the 2002 Stock Option Plan to Provide for
the Issuance of Restricted Stock Grants in
Addition to Stock Options	8,472,709	318,683	10,629	57.94%
Broker Non-votes			3,715,579

Proposal 3:
Amending the Articles of Incorporation
Increasing the Number of Authorized Shares
of Common Stock to 50,000,000	12,228,006	268,364	21,230	83.63%
Broker Non-votes			-

Quorum:
Allowed shares to vote:	14,622,257
Responded:	12,517,600
Percent Responded:	85.61%

ITEM 5. OTHER INFORMATION

[None.]

ITEM 6. EXHIBITS
(a)	Exhibits

	10.1	Placement Agreement, dated December 30, 2004, between the Company, on the one hand, and FTN Financial and Keefe Bruyette & Woods, relating to the issuance of trust preferred securities (1)

	10.2	Guarantee Agreement, dated December 30, 2004, between the Company and PremierWest Capital Trust I, relating to the issuance of trust preferred securities (2)

	31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes- Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes- Oxley Act of 2002.

	32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes- Oxley Act of 2002, 18 U.S.C. Section 1350.

	32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes- Oxley Act of 2002, 18 U.S.C. Section 1350.

(1) A substantially identical agreement was executed the same date between the Company and Cohen Bros. & Co.

(2) A substantially identical agreement was executed the same date between the Company and PremierWest Capital Trust II

SIGNATURES: Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: July 29, 2005 PREMIERWEST BANCORP
/s/ John L. Anhorn John L. Anhorn, President and Chief Executive Officer
/s/ Tom Anderson Tom Anderson, Senior Vice-President and Chief Financial Officer

EXHIBIT 10.1

PLACEMENT AGREEMENT

PREMIERWEST BANCORP
7,500 Capital Securities

Fixed/Floating Rate Capital Securities
(Liquidation Amount $1,000.00 per Capital Security)

PLACEMENT AGREEMENT

December 17, 2004

FTN Financial Capital Markets
845 Crossover Lane, Suite 150
Memphis, Tennessee 38117

Keefe, Bruyette & Woods, Inc.
787 7th Avenue
4th Floor
New York, New York 10019

Ladies and Gentlemen:

     PremierWest Bancorp, an Oregon corporation (the "Company"), and its financing subsidiary, PremierWest Statutory Trust I, a Delaware statutory trust (the "Trust," and hereinafter together with the Company, the "Offerors"), hereby confirm their agreement (this "Agreement") with you as placement agents (the "Placement Agents"), as follows:

Section 1.  Issuance and Sale of Securities.

            1.1.  Introduction.     The Offerors propose to issue and sell at the Closing (as defined in Section 2.3.1 hereof) 7,500 of the Trust's Fixed/Floating Rate Capital Securities, with a liquidation amount of $1,000.00 per capital security (the "Capital Securities"), to First Tennessee Bank National Association (the "Purchaser") pursuant to the terms of a Subscription Agreement entered into, or to be entered into on or prior to the Closing Date (as defined in Section 2.3.1 hereof), between the Offerors and the Purchaser (the "Subscription Agreement"), the form of which is attached hereto as Exhibit A and incorporated herein by this reference.

         1.2. Operative Agreements.     The Capital Securities shall be fully and unconditionally guaranteed on a subordinated basis by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment (the "Guarantee") pursuant and subject to the Guarantee Agreement (the "Guarantee Agreement"), to be dated as of the Closing Date and executed and delivered by the Company and Wilmington Trust Company ("WTC"), as trustee (the "Guarantee Trustee"), for the benefit from time to time of the holders of the Capital Securities. The entire proceeds from the sale by the Trust to the holders of the Capital Securities shall be combined with the entire proceeds from the sale by the Trust to the Company of its common securities (the "Common Securities"), and shall be used by the Trust to purchase $7,732,000.00 in principal amount of the Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures (the "Debentures") of the Company. The Capital Securities and the Common Securities for the Trust shall be issued pursuant to an Amended and Restated Declaration of Trust among WTC, as Delaware trustee (the "Delaware Trustee"), WTC, as institutional trustee (the "Institutional Trustee"), the Administrators named therein, and the Company, to be dated as of the Closing Date and in substantially the form heretofore delivered to the Placement Agents (the "Trust Agreement"). The Debentures shall be issued pursuant to an Indenture (the "Indenture"), to be dated as of the Closing Date, between the Company and WTC, as indenture trustee (the "Indenture Trustee"). The documents identified in this Section 1.2 and in Section 1.1 are referred to herein as the "Operative Documents."

         1.3. Rights of Purchaser.     The Capital Securities shall be offered and sold by the Trust directly to the Purchaser without registration of any of the Capital Securities, the Debentures or the Guarantee under the Securities Act of 1933, as amended (the "Securities Act"), or any other applicable securities laws in reliance upon exemptions from the registration requirements of the Securities Act and other applicable securities laws. The Offerors agree that this Agreement shall be incorporated by reference into the Subscription Agreement and the Purchaser shall be entitled to each of the benefits of the Placement Agents and the Purchaser under this Agreement and shall be entitled to enforce obligations of the Offerors under this Agreement as fully as if the Purchaser were a party to this Agreement. The Offerors and the Placement Agents have entered into this Agreement to set forth their understanding as to their relationship and their respective rights, duties and obligations.

         1.4. Legends.     Upon original issuance thereof, and until such time as the same is no longer required under the applicable requirements of the Securities Act, the Capital Securities and Debentures certificates shall each contain a legend as required pursuant to any of the Operative Documents.

Section 2.  Purchase of Capital Securities.

        2.1. Exclusive Rights; Purchase Price.     From the date hereof until the Closing Date (which date may be extended by mutual agreement of the Offerors and the Placement Agents), the Offerors hereby grant to the Placement Agents the exclusive right to arrange for the sale of the Capital Securities to the Purchaser at a purchase price of $1,000.00 per Capital Security.

        2.2. Subscription Agreement.     The Offerors hereby agree to evidence their acceptance of the subscription by countersigning a copy of the Subscription Agreement and returning the same to the Placement Agents.

         2.3. Closing and Delivery of Payment.

                2.3.1. Closing; Closing Date.     The sale and purchase of the Capital Securities by the Offerors to the Purchaser shall take place at a closing (the "Closing") at the offices of Lewis, Rice & Fingersh, L.C., at 10:00 a.m. (St. Louis time) on December 30, 2004, or such other business day as may be agreed upon by the Offerors and the Placement Agents (the "Closing Date"); provided, however, that in no event shall the Closing Date occur later than December 31, 2004 unless consented to by the Purchaser. Payment by the Purchaser shall be payable in the manner set forth in the Subscription Agreement and shall be made prior to or on the Closing Date.

             2.3.2. Delivery.     The certificate for the Capital Securities shall be in definitive form, registered in the name of the Purchaser, or the Purchaser's designee, and in the aggregate amount of the Capital Securities purchased by the Purchaser.

             2.3.3. Transfer Agent.     The Offerors shall deposit the certificate representing the Capital Securities with the Institutional Trustee or other appropriate party prior to the Closing Date.

        2.4. Costs and Expenses.     Whether or not this Agreement is terminated or the sale of the Capital Securities is consummated, the Company hereby covenants and agrees that it shall pay or cause to be paid (directly or by reimbursement) all reasonable costs and expenses incident to the performance of the obligations of the Offerors under this Agreement, including all fees, expenses and disbursements of counsel and accountants for the Offerors; all reasonable expenses incurred by the Offerors incident to the preparation, execution and delivery of the Trust Agreement, the Indenture, and the Guarantee; and all other reasonable costs and expenses incident to the performance of the obligations of the Company hereunder and under the Trust Agreement.

        2.5. Failure to Close.     If any of the conditions to the Closing specified in this Agreement shall not have been fulfilled to the satisfaction of the Placement Agents or if the Closing shall not have occurred on or before 10:00 a.m. (St. Louis time) on December 31, 2004, then each party hereto, notwithstanding anything to the contrary in this Agreement, shall be relieved of all further obligations under this Agreement without thereby waiving any rights it may have by reason of such nonfulfillment or failure; provided, however, that the obligations of the parties under Sections 2.4, 7.5 and 9 shall not be so relieved and shall continue in full force and effect.

Section 3. Closing Conditions.     The obligations of the Purchaser and the Placement Agents on the Closing Date shall be subject to the accuracy, at and as of the Closing Date, of the representations and warranties of the Offerors contained in this Agreement, to the accuracy, at and as of the Closing Date, of the statements of the Offerors made in any certificates pursuant to this Agreement, to the performance by the Offerors of their respective obligations under this Agreement, to compliance, at and as of the Closing Date, by the Offerors with their respective agreements herein contained, and to the following further conditions:

       3.1. Opinions of Counsel.     On the Closing Date, the Placement Agents shall have received the following favorable opinions, each dated as of the Closing Date: (a) from Foster Pepper Tooze, counsel for the Offerors and addressed to the Purchaser, the Placement Agents and WTC in substantially the form set forth on Exhibit B-1 attached hereto and incorporated herein by this reference, (b) from Richards, Layton & Finger, P.A., special Delaware counsel to the Offerors and addressed to the Purchaser, the Placement Agents and the Offerors, in substantially the form set forth on Exhibit B-2 attached hereto and incorporated herein by this reference and (c) from Lewis, Rice & Fingersh, L.C., special tax counsel to the Offerors, and addressed to the Placement Agents and the Offerors, in substantially the form set forth on Exhibit B-3 attached hereto and incorporated herein by this reference, subject to the receipt by Lewis, Rice & Fingersh, L.C. of a representation letter from the Company in the form set forth in Exhibit B-3 completed in a manner reasonably satisfactory to Lewis, Rice & Fingersh, L.C. (collectively, the "Offerors' Counsel Opinions"). In rendering the Offerors' Counsel Opinions, counsel to the Offerors may rely as to factual matters upon certificates or other documents furnished by officers, directors and trustees of the Offerors (copies of which shall be delivered to the Placement Agents and the Purchaser) and by government officials, and upon such other documents as counsel to the Offerors may, in their reasonable opinion, deem appropriate as a basis for the Offerors' Counsel Opinions. Counsel to the Offerors may specify the jurisdictions in which they are admitted to practice and that they are not admitted to practice in any other jurisdiction and are not experts in the law of any other jurisdiction. If the Offerors' counsel is not admitted to practice in the State of New York, the opinion of Offerors' counsel may assume, for purposes of the opinion, that the laws of the State of New York are substantively identical, in all respects material to the opinion, to the internal laws of the state in which such counsel is admitted to practice. Such Offerors' Counsel Opinions shall not state that they are to be governed or qualified by, or that they are otherwise subject to, any treatise, written policy or other document relating to legal opinions, including, without limitation, the Legal Opinion Accord of the ABA Section of Business Law (1991).

      3.2. Officer's Certificate.     At the Closing Date, the Purchaser and the Placement Agents shall have received certificates from an authorized officer of the Company, dated as of the Closing Date, stating that (i) the representations and warranties of the Offerors set forth in Section 5 hereof are true and correct as of the Closing Date and that the Offerors have complied with all agreements and satisfied all conditions on their part to be performed or satisfied at or prior to the Closing Date, (ii) since the date of this Agreement the Offerors have not incurred any liability or obligation, direct or contingent, or entered into any material transactions, other than in the ordinary course of business, which is material to the Offerors, and (iii) covering such other matters as the Placement Agents may reasonably request.

      3.3. Administrator's Certificate.     At the Closing Date, the Purchaser and the Placement Agents shall have received a certificate of one or more Administrators of the Trust, dated as of the Closing Date, stating that the representations and warranties of the Trust set forth in Section 5 are true and correct as of the Closing Date and that the Trust has complied with all agreements and satisfied all conditions on its part to be performed or satisfied at or prior to the Closing Date.

      3.4. Purchase Permitted by Applicable Laws; Legal Investment.     The purchase of and payment for the Capital Securities as described in this Agreement and pursuant to the Subscription Agreement shall (a) not be prohibited by any applicable law or governmental regulation, (b) not subject the Purchaser or the Placement Agents to any penalty or, in the reasonable judgment of the Purchaser and the Placement Agents, other onerous conditions under or pursuant to any applicable law or governmental regulation, and (c) be permitted by the laws and regulations of the jurisdictions to which the Purchaser and the Placement Agents are subject.

      3.5. Consents and Permits.     The Company and the Trust shall have received all consents, permits and other authorizations, and made all such filings and declarations, as may be required from any person or entity pursuant to any law, statute, regulation or rule (federal, state, local and foreign), or pursuant to any agreement, order or decree to which the Company or the Trust is a party or to which either is subject, in connection with the transactions contemplated by this Agreement.

      3.6. Information.     Prior to or on the Closing Date, the Offerors shall have furnished to the Placement Agents such further information, certificates, opinions and documents addressed to the Purchaser and the Placement Agents, which the Placement Agents may reasonably request, including, without limitation, a complete set of the Operative Documents or any other documents or certificates required by this Section 3; and all proceedings taken by the Offerors in connection with the issuance, offer and sale of the Capital Securities as herein contemplated shall be reasonably satisfactory in form and substance to the Placement Agents.

      If any condition specified in this Section 3 shall not have been fulfilled when and as required in this Agreement, or if any of the opinions or certificates mentioned above or elsewhere in this Agreement shall not be reasonably satisfactory in form and substance to the Placement Agents, this Agreement may be terminated by the Placement Agents by notice to the Offerors at any time at or prior to the Closing Date. Notice of such termination shall be given to the Offerors in writing or by telephone or facsimile confirmed in writing.

Section 4. Conditions to the Offerors' Obligations.     The obligations of the Offerors to sell the Capital Securities to the Purchaser and consummate the transactions contemplated by this Agreement shall be subject to the accuracy, at and as of the Closing Date, of the representations and warranties of the Placement Agents contained in this Agreement and to the following further conditions:

      4.1. Executed Agreement.     The Offerors shall have received from the Placement Agents an executed copy of this Agreement.

      4.2. Fulfillment of Other Obligations.     The Placement Agents shall have fulfilled all of their other obligations and duties required to be fulfilled under this Agreement prior to or at the Closing.

Section 5. Representations and Warranties of the Offerors.     Except as set forth on the Disclosure Schedule (as defined in Section 11.1) attached hereto, if any, the Offerors jointly and severally represent and warrant to the Placement Agents and the Purchaser as of the date hereof and as of the Closing Date as follows:

      5.1.  Securities Law Matters.

                (a) Neither the Company nor the Trust, nor any of their "Affiliates" (as defined in Rule 501(b) of Regulation D under the Securities Act ("Regulation D")), nor any person acting on any of their behalf has, directly or indirectly, made offers or sales of any security, or solicited offers to buy any security, under circumstances that would require the registration under the Securities Act of any of the Capital Securities, the Guarantee or the Debentures (collectively, the "Securities") or any other securities to be issued, or which may be issued, by the Purchaser.

                (b) Neither the Company nor the Trust, nor any of their Affiliates, nor any person acting on its or their behalf has (i) other than the Placement Agents, offered for sale or solicited offers to purchase the Securities, or (ii) engaged in any form of offering, general solicitation or general advertising (within the meaning of Regulation D) in connection with any offer or sale of any of the Securities.

                (c) The Securities satisfy the eligibility requirements of Rule 144A(d)(3) under the Securities Act.

                (d) Neither the Company nor the Trust is or, after giving effect to the offering and sale of the Capital Securities and the consummation of the transactions described in this Agreement, will be an "investment company" or an entity "controlled" by an "investment company," in each case within the meaning of Section 3(a) of the Investment Company Act of 1940, as amended (the "Investment Company Act"), without regard to Section 3(c) of the Investment Company Act.

                (e) Neither the Company nor the Trust has paid or agreed to pay to any person or entity (other than the Placement Agents) any compensation for soliciting another to purchase any of the Securities.

     5.2. Organization, Standing and Qualification of the Trust.     The Trust has been duly created and is validly existing in good standing as a statutory trust under the Delaware Statutory Trust Act (the "Statutory Trust Act") with the power and authority to own property and to conduct the business it transacts and proposes to transact and to enter into and perform its obligations under the Operative Documents. The Trust is duly qualified to transact business as a foreign entity and is in good standing in each jurisdiction in which such qualification is necessary, except where the failure to so qualify or be in good standing would not have a material adverse effect on the Trust. The Trust is not a party to or otherwise bound by any agreement other than the Operative Documents. The Trust is and will, under current law, be classified for federal income tax purposes as a grantor trust and not as an association taxable as a corporation.

     5.3. Trust Agreement.     The Trust Agreement has been duly authorized by the Company and, on the Closing Date, will have been duly executed and delivered by the Company and the Administrators of the Trust, and, assuming due authorization, execution and delivery by the Delaware Trustee and the Institutional Trustee, will be a valid and binding obligation of the Company and such Administrators, enforceable against them in accordance with its terms, subject to (a) applicable bankruptcy, insolvency, moratorium, receivership, reorganization, liquidation and other laws relating to or affecting creditors' rights generally, and (b) general principles of equity (regardless of whether considered and applied in a proceeding in equity or at law) ("Bankruptcy and Equity"). Each of the Administrators of the Trust is an employee or a director of the Company or of a financial institution subsidiary of the Company and has been duly authorized by the Company to execute and deliver the Trust Agreement.

     5.4. Guarantee Agreement and the Indenture.     Each of the Guarantee and the Indenture has been duly authorized by the Company and, on the Closing Date will have been duly executed and delivered by the Company, and, assuming due authorization, execution and delivery by the Guarantee Trustee, in the case of the Guarantee, and by the Indenture Trustee, in the case of the Indenture, will be a valid and binding obligation of the Company enforceable against it in accordance with its terms, subject to Bankruptcy and Equity.

     5.5. Capital Securities and Common Securities.     The Capital Securities and the Common Securities have been duly authorized by the Trust Agreement and, when issued and delivered against payment therefor on the Closing Date to the Purchaser, in the case of the Capital Securities, and to the Company, in the case of the Common Securities, will be validly issued and represent undivided beneficial interests in the assets of the Trust. None of the Capital Securities or the Common Securities is subject to preemptive or other similar rights. On the Closing Date, all of the issued and outstanding Common Securities will be directly owned by the Company free and clear of any pledge, security interest, claim, lien or other encumbrance.

     5.6. Debentures.     The Debentures have been duly authorized by the Company and, at the Closing Date, will have been duly executed and delivered to the Indenture Trustee for authentication in accordance with the Indenture, and, when authenticated in the manner provided for in the Indenture and delivered against payment therefor by the Trust, will constitute valid and binding obligations of the Company entitled to the benefits of the Indenture enforceable against the Company in accordance with their terms, subject to Bankruptcy and Equity.

     5.7. Power and Authority.     This Agreement has been duly authorized, executed and delivered by the Company and the Trust and constitutes the valid and binding obligation of the Company and the Trust, enforceable against the Company and the Trust in accordance with its terms, subject to Bankruptcy and Equity.

     5.8. No Defaults.     The Trust is not in violation of the Trust Agreement or, to the knowledge of the Administrators, any provision of the Statutory Trust Act. The execution, delivery and performance by the Company or the Trust of this Agreement or the Operative Documents to which it is a party, and the consummation of the transactions contemplated herein or therein and the use of the proceeds therefrom, will not conflict with or constitute a breach of, or a default under, or result in the creation or imposition of any lien, charge or other encumbrance upon any property or assets of the Trust, the Company or any of the Company's Subsidiaries (as defined in Section 5.11 hereof) pursuant to any contract, indenture, mortgage, loan agreement, note, lease or other instrument to which the Trust, the Company or any of its Subsidiaries is a party or by which it or any of them may be bound, or to which any of the property or assets of any of them is subject, except for a conflict, breach, default, lien, charge or encumbrance which could not, singly or in the aggregate, reasonably be expected to have a Material Adverse Effect nor will such action result in any violation of the Trust Agreement or the Statutory Trust Act or require the consent, approval, authorization or order of any court or governmental agency or body. As used herein, the term "Material Adverse Effect" means any one or more effects that individually or in the aggregate are material and adverse to the Offerors' ability to consummate the transactions contemplated herein or in the Operative Documents or any one or more effects that individually or in the aggregate are material and adverse to the condition (financial or otherwise), earnings, affairs, business, prospects or results of operations of the Company and its Subsidiaries taken as whole, whether or not occurring in the ordinary course of business.

     5.9. Organization, Standing and Qualification of the Company.     The Company has been duly incorporated and is validly existing as a corporation in good standing under the laws of Oregon, with all requisite corporate power and authority to own its properties and conduct the business it transacts and proposes to transact, and is duly qualified to transact business and is in good standing as a foreign corporation in each jurisdiction where the nature of its activities requires such qualification, except where the failure of the Company to be so qualified would not, singly or in the aggregate, have a Material Adverse Effect.

     5.10. Subsidiaries of the Company.     Each of the Company's significant subsidiaries (as defined in Section 1-02(w) of Regulation S-X to the Securities Act (the "Significant Subsidiaries")) is listed in Exhibit C attached hereto and incorporated herein by this reference. Each Significant Subsidiary has been duly organized and is validly existing and in good standing under the laws of the jurisdiction in which it is chartered or organized, with all requisite power and authority to own its properties and conduct the business it transacts and proposes to transact, and is duly qualified to transact business and is in good standing as a foreign entity in each jurisdiction where the nature of its activities requires such qualification, except where the failure of any such Significant Subsidiary to be so qualified would not, singly or in the aggregate, have a Material Adverse Effect. All of the issued and outstanding shares of capital stock of the Significant Subsidiaries (a) have been duly authorized and are validly issued, (b) are fully paid and nonassessable, and (c) are wholly owned, directly or indirectly, by the Company free and clear of any security interest, mortgage, pledge, lien, encumbrance, restriction upon voting or transfer, preemptive rights, claim, equity or other defect.

     5.11. Permits.     The Company and each of its subsidiaries (as defined in Section 1-02(x) of Regulation S-X to the Securities Act) (the "Subsidiaries") have all requisite power and authority, and all necessary authorizations, approvals, orders, licenses, certificates and permits of and from regulatory or governmental officials, bodies and tribunals, to own or lease their respective properties and to conduct their respective businesses as now being conducted, except such authorizations, approvals, orders, licenses, certificates and permits which, if not obtained and maintained, would not, singly or in the aggregate, have a Material Adverse Effect, and neither the Company nor any of its Subsidiaries has received any notice of proceedings relating to the revocation or modification of any such authorizations, approvals, orders, licenses, certificates or permits which, singly or in the aggregate, if the failure to be so licensed or approved is the subject of an unfavorable decision, ruling or finding, would, singly or in the aggregate, have a Material Adverse Effect; and the Company and its Subsidiaries are in compliance with all applicable laws, rules, regulations and orders and consents, the violation of which would, singly or in the aggregate, have a Material Adverse Effect.

     5.12. Conflicts, Authorizations and Approvals.     Neither the Company nor any of its Subsidiaries is in violation of its respective articles or certificate of incorporation, charter or by-laws or similar organizational documents or in default in the performance or observance of any obligation, agreement, covenant or condition contained in any contract, indenture, mortgage, loan agreement, note, lease or other agreement or instrument to which either the Company or any of its Subsidiaries is a party, or by which it or any of them may be bound or to which any of the property or assets of the Company or any of its Subsidiaries is subject, the effect of which violation or default in performance or observance would have, singly or in the aggregate, a Material Adverse Effect.

     5.13. Holding Company Registration and Deposit Insurance.     The Company is duly registered (i) as a bank holding company or financial holding company under the Bank Holding Company Act of 1956, as amended, and the regulations of the Board of Governors of the Federal Reserve System (the "Federal Reserve") or (ii) as a savings and loan holding company under the Home Owners' Loan Act of 1933, as amended, and the regulations of the Office of Thrift Supervision (the "OTS"), and the deposit accounts of the Company's Subsidiary depository institutions are insured by the Federal Deposit Insurance Corporation ("FDIC") to the fullest extent permitted by law and the rules and regulations of the FDIC, and no proceedings for the termination of such insurance are pending or threatened.

      5.14. Financial Statements.

            (a) The consolidated balance sheets of the Company and all of its Subsidiaries as of December 31, 2003 and December 31, 2002 and related consolidated income statements and statements of changes in shareholders' equity for the three years ended December 31, 2003 together with the notes thereto, and the consolidated balance sheets of the Company and all of its Subsidiaries as of September 30, 2004 and the related consolidated income statements and statements of changes in shareholders' equity for the nine months then ended, copies of each of which have been provided to the Placement Agents (together, the "Financial Statements"), have been prepared in accordance with generally accepted accounting principles applied on a consistent basis (except as may be disclosed therein) and fairly present in all material respects the financial position and the results of operations and changes in shareholders' equity of the Company and all of its Subsidiaries as of the dates and for the periods indicated (subject, in the case of interim financial statements, to normal recurring year-end adjustments, none of which shall be material). The books and records of the Company and all of its Subsidiaries have been, and are being, maintained in all material respects in accordance with generally accepted accounting principles and any other applicable legal and accounting requirements and reflect only actual transactions.

             (b) The information in the Company's most recently filed (i) FR Y-9C filed with the Federal Reserve if the Company is a bank holding company, (ii) FR Y-9SP filed with the Federal Reserve if the Company is a small bank holding company or (iii) H-(b)11 filed with the OTS if the Company is a savings and loan holding company (the "Regulatory Report"), previously provided to the Placement Agents fairly presents in all material respects the financial position of the Company and, where applicable, all of its Subsidiaries as of the end of the period represented by such Regulatory Report.

             (c) Since the respective dates of the Financial Statements and the Regulatory Report, there has been no material adverse change or development with respect to the financial condition or earnings of the Company and all of its Subsidiaries, taken as a whole.

             (d) The accountants of the Company who certified the Financial Statements are independent public accountants of the Company and its Subsidiaries within the meaning of the Securities Act and the rules and regulations thereunder.

     5.15. Exchange Act Reporting.     The reports filed with the Securities and Exchange Commission (the "Commission") by the Company under the Securities Exchange Act of 1934, as amended (the "1934 Act") and the regulations thereunder at the time they were filed with the Commission complied as to form in all material respects with the requirements of the 1934 Act and such reports did not contain an untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances in which they were made, not misleading.

     5.16. Regulatory Enforcement Matters.    Neither the Company nor any of its Subsidiaries is subject or is party to, or has received any notice or advice that any of them may become subject or party to, any investigation with respect to, any cease-and-desist order, agreement, consent agreement, memorandum of understanding or other regulatory enforcement action, proceeding or order with or by, or is a party to any commitment letter or similar undertaking to, or is subject to any directive by, or has been since January 1, 2001, a recipient of any supervisory letter from, or since January 1, 2001, has adopted any board resolutions at the request of, any Regulatory Agency (as defined below) that currently restricts in any material respect the conduct of their business or that in any material manner relates to their capital adequacy, their credit policies, their ability or authority to pay dividends or make distributions to their shareholders or make payments of principal or interest on their debt obligations, their management or their business (each, a "Regulatory Agreement"), nor has the Company or any of its Subsidiaries been advised since January 1, 2001, by any Regulatory Agency that it is considering issuing or requesting any such Regulatory Agreement. There is no material unresolved violation, criticism or exception by any Regulatory Agency with respect to any report or statement relating to any examinations of the Company or any of its Subsidiaries. As used herein, the term "Regulatory Agency" means any federal or state agency charged with the supervision or regulation of depository institutions, bank, financial or savings and loan holding companies, or engaged in the insurance of depository institution deposits, or any court, administrative agency or commission or other governmental agency, authority or instrumentality having supervisory or regulatory authority with respect to the Company or any of its Subsidiaries. Neither the Company nor any of the Subsidiaries is currently unable to pay dividends or make distributions to its shareholders with respect to any class of its equity securities, or prohibited from paying principal or interest on its debt obligations, due to a restriction or limitation, whether by statute, contract or otherwise, and, in the reasonable judgment of the Company's management, neither the Company nor any of the Subsidiaries will be unable in the foreseeable future to pay dividends or make distributions with respect to any class of equity securities, or be prohibited from paying principal or interest on its debt obligations, due to a restriction or limitation, whether by statute, contract or otherwise.

     5.17. No Material Change.     Since December 31, 2003, there has been no material adverse change or development with respect to the condition (financial or otherwise), earnings, affairs, business, prospects or results of operations of the Company or its Subsidiaries on a consolidated basis, whether or not arising in the ordinary course of business.

     5.18. No Undisclosed Liabilities.     Neither the Company nor any of its Subsidiaries has any material liability, whether known or unknown, whether asserted or unasserted, whether absolute or contingent, whether accrued or unaccrued, whether liquidated or unliquidated, and whether due or to become due, including any liability for taxes (and there is no past or present fact, situation, circumstance, condition or other basis for any present or future action, suit, proceeding, hearing, charge, complaint, claim or demand against the Company or its Subsidiaries giving rise to any such liability), except (i) for liabilities set forth in the Financial Statements and (ii) normal fluctuation in the amount of the liabilities referred to in clause (i) above occurring in the ordinary course of business of the Company and all of its Subsidiaries since the date of the most recent balance sheet included in the Financial Statements.

     5.19. Litigation.     No charge, investigation, action, suit or proceeding is pending or, to the knowledge of the Offerors, threatened, against or affecting the Company or its Subsidiaries or any of their respective properties before or by any courts or any regulatory, administrative or governmental official, commission, board, agency or other authority or body, or any arbitrator, wherein an unfavorable decision, ruling or finding could have, singly or in the aggregate, a Material Adverse Effect.

     5.20. Deferral of Interest Payments on Debentures.     The Company has no present intention to exercise its option to defer payments of interest on the Debentures as provided in the Indenture. The Company believes that the likelihood that it would exercise its right to defer payments of interest on the Debentures as provided in the Indenture at any time during which the Debentures are outstanding is remote because of the restrictions that would be imposed on the Company's ability to declare or pay dividends or distributions on, or to redeem, purchase, acquire or make a liquidation payment with respect to, any of the Company's capital stock and on the Company's ability to make any payments of principal, interest or premium on, or repay, repurchase or redeem, any of its debt securities that rank pari passu in all respects with, or junior in interest to, the Debentures.

Section 6. Representations and Warranties of the Placement Agents.     Each Placement Agent represents and warrants to the Offerors as to itself (but not as to the other Placement Agent) as follows:

      6.1. Organization, Standing and Qualification.

                (a) FTN Financial Capital Markets is a division of First Tennessee Bank National Association, a national banking association duly organized, validly existing and in good standing under the laws of the United States, with full power and authority to own, lease and operate its properties and conduct its business as currently being conducted. FTN Financial Capital Markets is duly qualified to transact business as a foreign corporation and is in good standing in each other jurisdiction in which it owns or leases property or conducts its business so as to require such qualification and in which the failure to so qualify would, individually or in the aggregate, have a material adverse effect on the condition (financial or otherwise), earnings, business, prospects or results of operations of FTN Financial Capital Markets.

                (b) Keefe, Bruyette & Woods, Inc. is a corporation duly organized, validly existing and in good standing under the laws of the State of New York, with full power and authority to own, lease and operate its properties and conduct its business as currently being conducted. Keefe, Bruyette & Woods, Inc. is duly qualified to transact business as a foreign corporation and is in good standing in each other jurisdiction in which it owns or leases property or conducts its business so as to require such qualification and in which the failure to so qualify would, individually or in the aggregate, have a material adverse effect on the condition (financial or otherwise), earnings, business, prospects or results of operations of Keefe, Bruyette & Woods, Inc.

     6.2. Power and Authority.     The Placement Agent has all requisite power and authority to enter into this Agreement, and this Agreement has been duly and validly authorized, executed and delivered by the Placement Agent and constitutes the legal, valid and binding agreement of the Placement Agent, enforceable against the Placement Agent in accordance with its terms, subject to Bankruptcy and Equity and except as any indemnification or contribution provisions thereof may be limited under applicable securities laws.

     6.3. General Solicitation.     In the case of the offer and sale of the Capital Securities, no form of general solicitation or general advertising was used by the Placement Agent or its representatives including, but not limited to, advertisements, articles, notices or other communications published in any newspaper, magazine or similar medium or broadcast over television or radio or any seminar or meeting whose attendees have been invited by any general solicitation or general advertising.

     6.4. Purchaser.     The Placement Agent has made such reasonable inquiry as is necessary to determine that the Purchaser is acquiring the Capital Securities for its own account, except as contemplated in Section 7.8 hereto, and that the Purchaser does not intend to distribute the Capital Securities in contravention of the Securities Act or any other applicable securities laws.

     6.5. Qualified Purchasers.     The Placement Agent has not offered or sold and will not arrange for the offer or sale of the Capital Securities except (i) to those the Placement Agent reasonably believes are "accredited investors" (as defined in Rule 501 of Regulation D), or (ii) in any other manner that does not require registration of the Capital Securities under the Securities Act. In connection with each such sale, the Placement Agent has taken or will take reasonable steps to ensure that the Purchaser is aware that (a) such sale is being made in reliance on an exemption under the Securities Act and (b) future transfers of the Capital Securities will not be made except in compliance with applicable securities laws.

     6.6. Offering Circulars.     Neither the Placement Agent nor its representatives will include any non-public information about the Company, the Trust or any of their Affiliates in any registration statement, prospectus, offering circular or private placement memorandum used in connection with any purchase of Capital Securities without the prior written consent of the Trust and the Company.

Section 7. Covenants of the Offerors.     The Offerors covenant and agree with the Placement Agents and the Purchaser as follows:

     7.1. Compliance with Representations and Warranties.     During the period from the date of this Agreement to the Closing Date, the Offerors shall use their best efforts and take all action necessary or appropriate to cause their representations and warranties contained in Section 5 hereof to be true as of the Closing Date, after giving effect to the transactions contemplated by this Agreement, as if made on and as of the Closing Date.

     7.2. Sale and Registration of Securities.     The Offerors and their Affiliates shall not nor shall any of them permit any person acting on their behalf (other than the Placement Agents), to directly or indirectly (i) sell, offer for sale or solicit offers to buy or otherwise negotiate in respect of any security (as defined in the Securities Act) that would or could be integrated with the sale of the Capital Securities in a manner that would require the registration under the Securities Act of the Securities or (ii) make offers or sales of any such Security, or solicit offers to buy any such Security, under circumstances that would require the registration of any of such Securities under the Securities Act.

     7.3. Use of Proceeds.     The Trust shall use the proceeds from the sale of the Capital Securities and the Common Securities to purchase the Debentures from the Company.

     7.4. Investment Company.     The Offerors shall not engage, or permit any Subsidiary to engage, in any activity which would cause it or any Subsidiary to be an "investment company" under the provisions of the Investment Company Act.

     7.5. Reimbursement of Expenses.     If the sale of the Capital Securities provided for herein is not consummated (i) because any condition set forth in Section 3 hereof is not satisfied, or (ii) because of any refusal, inability or failure on the part of the Company or the Trust to perform any agreement herein or comply with any provision hereof other than by reason of a breach by the Placement Agents, the Company shall reimburse the Placement Agents upon demand for all of their pro rata share of out-of-pocket expenses (including reasonable fees and disbursements of counsel) in an amount not to exceed $50,000.00 that shall have been incurred by them in connection with the proposed purchase and sale of the Capital Securities. Notwithstanding the foregoing, the Company shall have no obligation to reimburse the Placement Agents for their out-of-pocket expenses if the sale of the Capital Securities fails to occur because the Placement Agents fail to fulfill a condition set forth in Section 4.

     7.6. Solicitation and Advertising.     In connection with any offer or sale of any of the Securities, the Offerors shall not, nor shall either of them permit any of their Affiliates or any person acting on their behalf, other than the Placement Agents, to engage in any form of general solicitation or general advertising (as defined in Regulation D).

     7.7. Compliance with Rule 144A(d)(4) under the Securities Act.     So long as any of the Securities are outstanding and are "restricted securities" within the meaning of Rule 144(a)(3) under the Securities Act, the Offerors will, during any period in which they are not subject to and in compliance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or the Offerors are not exempt from such reporting requirements pursuant to and in compliance with Rule 12g3-2(b) under the Exchange Act, provide to each holder of such restricted securities and to each prospective purchaser (as designated by such holder) of such restricted securities, upon the request of such holder or prospective purchaser in connection with any proposed transfer, any information required to be provided by Rule 144A(d)(4) under the Securities Act, if applicable. This covenant is intended to be for the benefit of the holders, and the prospective purchasers designated by such holders, from time to time of such restricted securities. The information provided by the Offerors pursuant to this Section 7.7 will not, at the date thereof, contain any untrue statement of a material fact or omit to state any material fact necessary to make the statements therein, in light of the circumstances under which they were made, not misleading.

     7.8. Transfer Notice.     The Offerors acknowledge that the Purchaser may transfer the Capital Securities, in whole or in part, at any time and from time to time following the Closing Date by delivering the notice (the "Transfer Notice") attached as Exhibit B to the Master Custodian Agreement, dated May 27, 2004 and attached as Exhibit A to the Subscription Agreement. In order to facilitate such transfer, the Company shall execute in blank five additional Capital Securities certificates, to be delivered at Closing, such certificates to be completed with the name of the transferee(s) to which the Capital Securities, in whole or in part, will be transferred upon the receipt of a Transfer Notice and authenticated by the Institutional Trustee at the time of each such transfer.

     7.9. Quarterly Reports.     Within 50 days of the end of each calendar year quarter and within 100 days of the end of each calendar year during which the Debentures are issued and outstanding and Purchaser holds any of the Capital Securities, the Offerors shall submit to Purchaser a completed quarterly report in the form attached hereto as Exhibit D as well as a copy of the applicable Regulatory Report for the Company. If the Purchaser transfers the Capital Securities as contemplated under Section 7.8, in addition to the reporting obligations of the Offerors to Purchaser provided for in this Section 7.9, the Offerors shall submit to the trustee designated in the Transfer Notice such periodic reports as may be required by such trustee in the form and at such times as such trustee may require. The Offerors acknowledge and agree that such designated trustee and its successors and assigns are third party beneficiaries of this Section 7.9.

Section 8. Covenants of the Placement Agents.     The Placement Agents covenant and agree with the Offerors that, during the period from the date of this Agreement to the Closing Date, the Placement Agents shall use their best efforts and take all action necessary or appropriate to cause their representations and warranties contained in Section 6 to be true as of Closing Date, after giving effect to the transactions contemplated by this Agreement, as if made on and as of the Closing Date. The Placement Agents further covenant and agree not to engage in hedging transactions with respect to the Capital Securities unless such transactions are conducted in compliance with the Securities Act.

Section 9.  Indemnification.

     9.1. Indemnification Obligation.     The Offerors shall jointly and severally indemnify and hold harmless the Placement Agents and the Purchaser and each of their respective agents, employees, officers and directors and each person that controls either of the Placement Agents or the Purchaser within the meaning of Section 15 of the Securities Act or Section 20 of the Exchange Act, and agents, employees, officers and directors or any such controlling person of either of the Placement Agents or the Purchaser (each such person or entity, an "Indemnified Party") from and against any and all losses, claims, damages, judgments, liabilities or expenses, joint or several, to which such Indemnified Party may become subject under the Securities Act, the Exchange Act or other federal or state statutory law or regulation, or at common law or otherwise (including in settlement of any litigation, if such settlement is effected with the written consent of the Offerors), insofar as such losses, claims, damages, judgments, liabilities or expenses (or actions in respect thereof) arise out of, or are based upon, or relate to, in whole or in part, (a) any untrue statement or alleged untrue statement of a material fact contained in any information (whether written or oral) or documents executed in favor of, furnished or made available to the Placement Agents or the Purchaser by the Offerors, or (b) any omission or alleged omission to state in any information (whether written or oral) or documents executed in favor of, furnished or made available to the Placement Agents or the Purchaser by the Offerors a material fact required to be stated therein or necessary to make the statements therein not misleading, and shall reimburse each Indemnified Party for any legal and other expenses as such expenses are reasonably incurred by such Indemnified Party in connection with investigating, defending, settling, compromising or paying any such loss, claim, damage, judgments, liability, expense or action described in this Section 9.1. In addition to their other obligations under this Section 9, the Offerors hereby agree that, as an interim measure during the pendency of any claim, action, investigation, inquiry or other proceeding arising out of, or based upon, or related to the matters described above in this Section 9.1, they shall reimburse each Indemnified Party on a quarterly basis for all reasonable legal or other expenses incurred in connection with investigating or defending any such claim, action, investigation, inquiry or other proceeding, notwithstanding the absence of a judicial determination as to the propriety and enforceability of the possibility that such payments might later be held to have been improper by a court of competent jurisdiction. To the extent that any such interim reimbursement payment is so held to have been improper, each Indemnified Party shall promptly return such amounts to the Offerors together with interest, determined on the basis of the prime rate (or other commercial lending rate for borrowers of the highest credit standing) announced from time to time by First Tennessee Bank National Association (the "Prime Rate"). Any such interim reimbursement payments which are not made to an Indemnified Party within 30 days of a request for reimbursement shall bear interest at the Prime Rate from the date of such request.

     9.2. Conduct of Indemnification Proceedings.     Promptly after receipt by an Indemnified Party under this Section 9 of notice of the commencement of any action, such Indemnified Party shall, if a claim in respect thereof is to be made against the Offerors under this Section 9, notify the Offerors in writing of the commencement thereof; but, subject to Section 9.4, the omission to so notify the Offerors shall not relieve them from any liability pursuant to Section 9.1 which the Offerors may have to any Indemnified Party unless and to the extent that the Offerors did not otherwise learn of such action and such failure by the Indemnified Party results in the forfeiture by the Offerors of substantial rights and defenses. In case any such action is brought against any Indemnified Party and such Indemnified Party seeks or intends to seek indemnity from the Offerors, the Offerors shall be entitled to participate in, and, to the extent that they may wish, to assume the defense thereof with counsel reasonably satisfactory to such Indemnified Party; provided, however, if the defendants in any such action include both the Indemnified Party and the Offerors and the Indemnified Party shall have reasonably concluded that there may be a conflict between the positions of the Offerors and the Indemnified Party in conducting the defense of any such action or that there may be legal defenses available to it and/or other Indemnified Parties which are different from or additional to those available to the Offerors, the Indemnified Party shall have the right to select separate counsel to assume such legal defenses and to otherwise participate in the defense of such action on behalf of such Indemnified Party. Upon receipt of notice from the Offerors to such Indemnified Party of their election to so assume the defense of such action and approval by the Indemnified Party of counsel, the Offerors shall not be liable to such Indemnified Party under this Section 9 for any legal or other expenses subsequently incurred by such Indemnified Party in connection with the defense thereof unless (i) the Indemnified Party shall have employed such counsel in connection with the assumption of legal defenses in accordance with the proviso in the preceding sentence (it being understood, however, that the Offerors shall not be liable for the expenses of more than one separate counsel representing the Indemnified Parties who are parties to such action), or (ii) the Offerors shall not have employed counsel reasonably satisfactory to the Indemnified Party to represent the Indemnified Party within a reasonable time after notice of commencement of the action, in each of which cases the fees and expenses of counsel of such Indemnified Party shall be at the expense of the Offerors.

     9.3. Contribution.     If the indemnification provided for in this Section 9 is required by its terms, but is for any reason held to be unavailable to or otherwise insufficient to hold harmless an Indemnified Party under Section 9.1 in respect of any losses, claims, damages, liabilities or expenses referred to herein or therein, then the Offerors shall contribute to the amount paid or payable by such Indemnified Party as a result of any losses, claims, damages, judgments, liabilities or expenses referred to herein (i) in such proportion as is appropriate to reflect the relative benefits received by the Offerors, on the one hand, and the Indemnified Party, on the other hand, from the offering of such Capital Securities, or (ii) if the allocation provided by clause (i) above is not permitted by applicable law, in such proportion as is appropriate to reflect not only the relative benefits referred to in clause (i) above but also the relative fault of the Offerors, on the one hand, and the Placement Agents, on the other hand, in connection with the statements or omissions or inaccuracies in the representations and warranties herein or other breaches which resulted in such losses, claims, damages, judgments, liabilities or expenses, as well as any other relevant equitable considerations. The respective relative benefits received by the Offerors, on the one hand, and the Placement Agents, on the other hand, shall be deemed to be in the same proportion, in the case of the Offerors, as the total price paid to the Offerors for the Capital Securities sold by the Offerors to the Purchaser (net of the compensation paid to the Placement Agents hereunder, but before deducting expenses), and in the case of the Placement Agents, as the compensation received by them, bears to the total of such amounts paid to the Offerors and received by the Placement Agents as compensation. The relative fault of the Offerors and the Placement Agents shall be determined by reference to, among other things, whether the untrue statement or alleged untrue statement of a material fact or the omission or alleged omission of a material fact or the inaccurate or the alleged inaccurate representation and/or warranty relates to information supplied by the Offerors or the Placement Agents and the parties' relative intent, knowledge, access to information and opportunity to correct or prevent such statement or omission. The provisions set forth in Section 9.2 with respect to notice of commencement of any action shall apply if a claim for contribution is made under this Section 9.3; provided, however, that no additional notice shall be required with respect to any action for which notice has been given under Section 9.2 for purposes of indemnification. The Offerors and the Placement Agents agree that it would not be just and equitable if contribution pursuant to this Section 9.3 were determined by pro rata allocation or by any other method of allocation that does not take account of the equitable considerations referred to in this Section 9.3. The amount paid or payable by an Indemnified Party as a result of the losses, claims, damages, judgments, liabilities or expenses referred to in this Section 9.3 shall be deemed to include, subject to the limitations set forth above, any legal or other expenses reasonably incurred by such Indemnified Party in connection with investigating or defending any such action or claim. In no event shall the liability of the Placement Agents hereunder be greater in amount than the dollar amount of the compensation (net of payment of all expenses) received by the Placement Agents upon the sale of the Capital Securities giving rise to such obligation. No person found guilty of fraudulent misrepresentation (within the meaning of Section 11(f) of the Securities Act) shall be entitled to contribution from any person who was not found guilty of such fraudulent misrepresentation.

      9.4. Additional Remedies.     The indemnity and contribution agreements contained in this Section 9 are in addition to any liability that the Offerors may otherwise have to any Indemnified Party.

     9.5. Additional Indemnification.     The Company shall indemnify and hold harmless the Trust against all loss, liability, claim, damage and expense whatsoever, as due from the Trust under Sections 9.1 through 9.4 hereof.

Section 10. Rights and Responsibilities of Placement Agents.

     10.1. Reliance.     In performing their duties under this Agreement, the Placement Agents shall be entitled to rely upon any notice, signature or writing which they shall in good faith believe to be genuine and to be signed or presented by a proper party or parties. The Placement Agents may rely upon any opinions or certificates or other documents delivered by the Offerors or their counsel or designees to either the Placement Agents or the Purchaser.

     10.2. Rights of Placement Agents.     In connection with the performance of their duties under this Agreement, the Placement Agents shall not be liable for any error of judgment or any action taken or omitted to be taken unless the Placement Agents were grossly negligent or engaged in willful misconduct in connection with such performance or non-performance. No provision of this Agreement shall require the Placement Agents to expend or risk their own funds or otherwise incur any financial liability on behalf of the Purchaser in connection with the performance of any of their duties hereunder. The Placement Agents shall be under no obligation to exercise any of the rights or powers vested in them by this Agreement.

Section 11. Miscellaneous.

     11.1. Disclosure Schedule.     The term "Disclosure Schedule," as used herein, means the schedule, if any, attached to this Agreement that sets forth items the disclosure of which is necessary or appropriate as an exception to one or more representations or warranties contained in Section 5 hereof; provided, that any item set forth in the Disclosure Schedule as an exception to a representation or warranty shall be deemed an admission by the Offerors that such item represents an exception, fact, event or circumstance that is reasonably likely to result in a Material Adverse Effect. The Disclosure Schedule shall be arranged in paragraphs corresponding to the section numbers contained in Section 5. Nothing in the Disclosure Schedule shall be deemed adequate to disclose an exception to a representation or warranty made herein unless the Disclosure Schedule identifies the exception with reasonable particularity and describes the relevant facts in reasonable detail. Without limiting the generality of the immediately preceding sentence, the mere listing (or inclusion of a copy) of a document or other item in the Disclosure Schedule shall not be deemed adequate to disclose an exception to a representation or warranty made herein unless the representation or warranty has to do with the existence of the document or other item itself. Information provided by the Company in response to any due diligence questionnaire shall not be deemed part of the Disclosure Schedule and shall not be deemed to be an exception to one or more representations or warranties contained in Section 5 hereof unless such information is specifically included on the Disclosure Schedule in accordance with the provisions of this Section 11.1.

     11.2. Legal Expenses.     At Closing, the Placement Agents shall provide a credit for the Offerors' transaction-related legal expenses in the amount of $10,000.00.

     11.3. Non-Disclosure.     Except as required by applicable law, including without limitation securities laws and regulations promulgated thereunder, (i) the Offerors shall not, and will cause their advisors and representatives not to, issue any press release or other public statement regarding the transactions contemplated by this Agreement or the Operative Documents prior to or on the Closing Date and (ii) following the Closing Date, the Offerors shall not include in any press release, other public statement or other communication regarding the transactions contemplated by this Agreement or the Operative Documents, any reference to the Placement Agents, WTC, the Purchaser, the term "PreTS" or any derivations thereof, or the terms and conditions of this Agreement or the Operative Documents. Notwithstanding anything to the contrary, the Offerors may (1) consult any tax advisor regarding U.S. federal income tax treatment or tax structure of the transaction contemplated under this Agreement and the Operative Documents and (2) disclose to any and all persons, without limitation of any kind, the U.S. Federal income tax structure (in each case, within the meaning of Treasury Regulation § 1.6011 -4) of the transaction contemplated under this Agreement and the Operative Documents and all materials of any kind (including opinions or other tax analyses) that are provided to you relating to such tax treatment and tax structure. For this purpose, "tax structure" is limited to any facts relevant to the U.S. federal income tax treatment of the transaction and does not include information relating to identity of the parties.

     11.4. Notices.     Prior to the Closing, and thereafter with respect to matters pertaining to this Agreement only, all notices and other communications provided for or permitted hereunder shall be made in writing by hand-delivery, first-class mail, telex, telecopier or overnight air courier guaranteeing next day delivery:

if to the Placement Agents, to:
FTN Financial Capital Markets 845 Crossover Lane, Suite 150 Memphis, Tennessee 38117 Telecopier: 901-435-4706 Telephone: 800-456-5460 Attention: James D. Wingett
and
Keefe, Bruyette & Woods, Inc. 787 7th Avenue 4th Floor New York, New York 10019 Telecopier: 212-403-2000 Telephone: 212-403-1004 Attention: Mitchell Kleinman, General Counsel
with a copy to:
Lewis, Rice & Fingersh, L.C. 500 North Broadway, Suite 2000 St. Louis, Missouri 63102 Telecopier: 314-241-6056 Telephone: 314-444-7600 Attention: Thomas C. Erb, Esq.
and
Sidley Austin Brown & Wood LLP 787 7th Avenue New York, New York 10019 Telecopier: 212-839-5599 Telephone: 212-839-5300 Attention: Renwick Martin, Esq.
if to the Offerors, to:
PremierWest Bancorp 503 Airport Road Medford, Oregon 97504 Telecopier: 541-618-6001 Telephone: 541-282-5190 Attention: Tom Anderson

with a copy to:
Foster Pepper Tooze 601 SW 2nd Avenue, Suite 1800 Portland, Oregon 97204 Telecopier: 800-600-1964 Telephone: 503-221-1512 Attention: Gordon Crim, Esq.

     All such notices and communications shall be deemed to have been duly given (i) at the time delivered by hand, if personally delivered, (ii) five business days after being deposited in the mail, postage prepaid, if mailed, (iii) when answered back, if telexed, (iv) the next business day after being telecopied, or (v) the next business day after timely delivery to a courier, if sent by overnight air courier guaranteeing next day delivery. From and after the Closing, the foregoing notice provisions shall be superseded by any notice provisions of the Operative Documents under which notice is given. The Placement Agents, the Offerors, and their respective counsel, may change their respective notice addresses from time to time by written notice to all of the foregoing persons.

     11.5. Parties in Interest, Successors and Assigns.     Except as expressly set forth herein, this Agreement is made solely for the benefit of the Placement Agents, the Purchaser and the Offerors and any person controlling the Placement Agents, the Purchaser or the Offerors and their respective successors and assigns; and no other person shall acquire or have any right under or by virtue of this Agreement. This Agreement shall inure to the benefit of and be binding upon the successors and assigns of each of the parties.

     11.6. Counterparts.     This Agreement may be executed by the parties hereto in separate counterparts, each of which when so executed shall be deemed to be an original and all of which taken together shall constitute one and the same agreement.

     11.7. Headings.     The headings in this Agreement are for convenience of reference only and shall not limit or otherwise affect the meaning hereof.

     11.8. Governing Law.     THIS AGREEMENT SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE INTERNAL LAWS (AND NOT THE LAWS PERTAINING TO CONFLICTS OF LAWS) OF THE STATE OF NEW YORK.

     11.9. Entire Agreement.     This Agreement, together with the Operative Documents and the other documents delivered in connection with the transactions contemplated by this Agreement, is intended by the parties as a final expression of their agreement and intended to be a complete and exclusive statement of the agreement and understanding of the parties hereto in respect of the subject matter contained herein and therein. There are no restrictions, promises, warranties or undertakings, other than those set forth or referred to herein and therein. This Agreement, together with the Operative Documents and the other documents delivered in connection with the transaction contemplated by this Agreement, supersedes all prior agreements and understandings between the parties with respect to such subject matter.

     11.10. Severability.     In the event that any one or more of the provisions contained herein, or the application thereof in any circumstances, is held invalid, illegal or unenforceable in any respect for any reason, the validity, legality and enforceability of any such provision in every other respect and of the remaining provisions hereof shall not be in any way impaired or affected, it being intended that all of the Placement Agents' and the Purchaser's rights and privileges shall be enforceable to the fullest extent permitted by law.

     11.11. Survival.     The Placement Agents and the Offerors, respectively, agree that the representations, warranties and agreements made by each of them in this Agreement and in any certificate or other instrument delivered pursuant hereto shall remain in full force and effect and shall survive the delivery of, and payment for, the Capital Securities.

Signatures appear on the following page

    If this Agreement is satisfactory to you, please so indicate by signing the acceptance of this Agreement and deliver such counterpart to the Offerors whereupon this Agreement will become binding between us in accordance with its terms.

Very truly yours,
PREMIERWEST BANCORP By: /s/ John L. Anhorn Name: John L. Anhorn Title: President and CEO PREMIERWEST STATUTORY TRUST I By: /s/ Richard Hieb Name: Richard Hieb Title: Administrator

CONFIRMED AND ACCEPTED,
as of the date first set forth above

FTN FINANCIAL CAPITAL MARKETS,
a division of First Tennessee Bank National Association,
as a Placement Agent

By:        /s/ James D. Wingett
Name:  James D. Wingett
Title:    Senior Vice President

KEEFE, BRUYETTE & WOODS, INC.,
a New York corporation, as a Placement Agent

By:       /s/ Peter J. Wirth
Name:  Peter J. Wirth
Title:    Managing Director

EXHIBIT A

FORM OF SUBSCRIPTION AGREEMENT
PREMIERWEST STATUTORY TRUST I
PREMIERWEST BANCORP

SUBSCRIPTION AGREEMENT

December 30, 2004

     THIS SUBSCRIPTION AGREEMENT (this "Agreement") made among PremierWest Statutory Trust I (the "Trust"), a statutory trust created under the Delaware Statutory Trust Act (Chapter 38 of Title 12 of the Delaware Code, 12 Del. C. §§ 3801, et seq.), PremierWest Bancorp, an Oregon corporation, with its principal offices located at 503 Airport Road, Medford, Oregon 97504 (the "Company" and, collectively with the Trust, the "Offerors"), and First Tennessee Bank National Association (the "Purchaser").

RECITALS:

     A. The Trust desires to issue 7,500 of its Fixed/Floating Rate Capital Securities (the "Capital Securities"), liquidation amount $1,000.00 per Capital Security, representing an undivided beneficial interest in the assets of the Trust (the "Offering"), to be issued pursuant to an Amended and Restated Declaration of Trust (the "Declaration") by and among the Company, Wilmington Trust Company ("WTC"), the administrators named therein, and the holders (as defined therein), which Capital Securities are to be guaranteed by the Company with respect to distributions and payments upon liquidation, redemption and otherwise pursuant to the terms of a Guarantee Agreement between the Company and WTC, as trustee (the "Guarantee"); and

     B. The proceeds from the sale of the Capital Securities will be combined with the proceeds from the sale by the Trust to the Company of its common securities, and will be used by the Trust to purchase an equivalent amount of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures of the Company (the "Debentures") to be issued by the Company pursuant to an indenture to be executed by the Company and WTC, as trustee (the "Indenture"); and

     C. In consideration of the premises and the mutual representations and covenants hereinafter set forth, the parties hereto agree as follows:

ARTICLE I

PURCHASE AND SALE OF CAPITAL SECURITIES

     1.1. Upon the execution of this Agreement, the Purchaser hereby agrees to purchase from the Trust 7,500 Capital Securities at a price equal to $1,000.00 per Capital Security (the "Purchase Price") and the Trust agrees to sell such Capital Securities to the Purchaser for said Purchase Price. The rights and preferences of the Capital Securities are set forth in the Declaration. The Purchase Price is payable in immediately available funds on December 30, 2004, or such other business day as may be designated by the Purchaser, but in no event later than December 31, 2004 (the "Closing Date"). The Offerors shall provide the Purchaser wire transfer instructions no later than 1 day following the date hereof.

     1.2. As a condition to its purchase of the Capital Securities, Purchaser shall enter into the Joinder Agreement to the Master Custodian Agreement, the form of which is attached hereto as Exhibit A (the "Custodian Agreement") and, in accordance therewith, the certificate for the Capital Securities shall be delivered by the Trust on the Closing Date to the custodian in accordance with the Custodian Agreement. Purchaser shall not transfer the Capital Securities to any person or entity except in accordance with the terms of the Custodian Agreement.

     1.3. The Placement Agreement, dated December 17, 2004 (the "Placement Agreement"), among the Offerors and the placement agents identified therein (the "Placement Agents") includes certain representations and warranties, covenants and conditions to closing and certain other matters governing the Offering. The Placement Agreement is hereby incorporated by reference into this Agreement and the Purchaser shall be entitled to each of the benefits of the Placement Agents and the Purchaser under the Placement Agreement and shall be entitled to enforce the obligations of the Offerors under such Placement Agreement as fully as if the Purchaser were a party to such Placement Agreement.

     1.4. Anything herein or in the Placement Agreement notwithstanding, the Offerors acknowledge and agree that, so long as Purchaser holds some or all of the Capital Securities, the Purchaser may in its discretion from time to time transfer or sell, or sell or grant participation interests in, some or all of such Capital Securities to one or more parties, provided that any such transaction complies, as applicable, with the registration requirements of the Securities Act of 1933, as amended (the "Securities Act") and any other applicable securities laws, is pursuant to an exemption therefrom, or is otherwise not subject thereto.

ARTICLE II

REPRESENTATIONS AND WARRANTIES OF PURCHASER

     2.1. The Purchaser understands and acknowledges that none of the Capital Securities, the Debentures or the Guarantee have been registered under the Securities Act or any other applicable securities law, are being offered for sale by the Trust in transactions not requiring registration under the Securities Act, and may not be offered, sold, pledged or otherwise transferred by the Purchaser except in compliance with the registration requirements of the Securities Act or any other applicable securities laws, pursuant to an exemption therefrom or in a transaction not subject thereto.

     2.2. The Purchaser represents and warrants that, except as contemplated under Section 1.4 hereof, it is purchasing the Capital Securities for its own account, for investment, and not with a view to, or for offer or sale in connection with, any distribution thereof in violation of the Securities Act or other applicable securities laws, subject to any requirement of law that the disposition of its property be at all times within its control and subject to its ability to resell such Capital Securities pursuant to an effective registration statement under the Securities Act or under Rule 144A or any other exemption from registration available under the Securities Act or any other applicable securities law.

     2.3. The Purchaser represents and warrants that neither the Offerors nor the Placement Agents are acting as a fiduciary or financial or investment adviser for the Purchaser.

     2.4. The Purchaser represents and warrants that it is not relying (for purposes of making any investment decision or otherwise) upon any advice, counsel or representations (whether written or oral) of the Offerors or of the Placement Agents.

     2.5. The Purchaser represents and warrants that (a) it has consulted with its own legal, regulatory, tax, business, investment, financial and accounting advisers in connection herewith to the extent it has deemed necessary, (b) it has had a reasonable opportunity to ask questions of and receive answers from officers and representatives of the Offerors concerning their respective financial condition and results of operations and the purchase of the Capital Securities, and any such questions have been answered to its satisfaction, (c) it has had the opportunity to review all publicly available records and filings concerning the Offerors and it has carefully reviewed such records and filings that it considers relevant to making an investment decision, and (d) it has made its own investment decisions based upon its own judgment, due diligence and advice from such advisers as it has deemed necessary and not upon any view expressed by the Offerors or the Placement Agents.

     2.6. The Purchaser represents and warrants that it is a "qualified institutional buyer" as defined under Rule 144A under the Securities Act. If the Purchaser is a dealer of the type described in paragraph (a)(1)(ii) of Rule 144A under the Securities Act, it owns and invests on a discretionary basis not less than U.S. $25,000,000.00 in securities of issuers that are not affiliated with it. The Purchaser is not a participant-directed employee plan, such as a 401(k) plan, or any other type of plan referred to in paragraph (a)(1)(i)(D) or (a)(1)(i)(E) of Rule 144A, or a trust fund referred to in paragraph (a)(1)(i)(F) of Rule 144A that holds the assets of such a plan, unless investment decisions with respect to the plan are made solely by the fiduciary, trustee or sponsor of such plan.

     2.7. The Purchaser represents and warrants that on each day from the date on which it acquires the Capital Securities through and including the date on which it disposes of its interests in the Capital Securities, either (i) it is not (a) an "employee benefit plan" (as defined in Section 3(3) of the United States Employee Retirement Income Security Act of 1974, as amended ("ERISA")) which is subject to the provisions of Part 4 of Subtitle B of Title I of ERISA, or any entity whose underlying assets include the assets of any such plan (an "ERISA Plan"), (b) any other "plan" (as defined in Section 4975(e)(1) of the United States Internal Revenue Code of 1986, as amended (the "Code")) which is subject to the provisions of Section 4975 of the Code or any entity whose underlying assets include the assets of any such plan (a "Plan"), (c) an entity whose underlying assets include the assets of any such ERISA Plan or other Plan by reason of Department of Labor regulation section 2510.3 -101 or otherwise, or (d) a governmental or church plan that is subject to any federal, state or local law which is substantially similar to the provisions of Section 406 of ERISA or Section 4975 of the Code (a "Similar Law"); or (ii) the purchase, holding and disposition of the Capital Securities by it will satisfy the requirements for exemptive relief under Prohibited Transaction Class Exemption ("PTCE") 84-14, PTCE 90-1, PTCE 91-38, PTCE 95-60, PTCE 96-23 or a similar exemption, or, in the case of a plan subject to a Similar Law, will not result in a non-exempt violation of such Similar Law.

     2.8. The Purchaser represents and warrants that it is acquiring the Capital Securities as principal for its own account for investment and, except as contemplated under Section 1.4 hereof, not for sale in connection with any distribution thereof. It was not formed solely for the purpose of investing in the Capital Securities, and additional capital or similar contributions were not specifically solicited from any person owning a beneficial interest in it for the purpose of enabling it to purchase any Capital Securities. The Purchaser is not a (i) partnership, (ii) common trust fund or (iii) special trust, pension, profit sharing or other retirement trust fund or plan in which the partners, beneficiaries or participants, as applicable, may designate the particular investments to be made or the allocation of any investment among such partners, beneficiaries or participants, and except as contemplated under Section 1.4 hereof, it agrees that it shall not hold the Capital Securities for the benefit of any other person and shall be the sole beneficial owner thereof for all purposes and that it shall not sell participation interests in the Capital Securities or enter into any other arrangement pursuant to which any other person shall be entitled to a beneficial interest in the distribution on the Capital Securities. The Capital Securities purchased directly or indirectly by the Purchaser constitute an investment of no more than 40% of its assets. The Purchaser understands and agrees that any purported transfer of the Capital Securities to a purchaser which would cause the representations and warranties of Section 2.6 and this Section 2.8 to be inaccurate shall be null and void ab initio and the Offerors retain the right to resell any Capital Securities sold to non-permitted transferees.

     2.9. The Purchaser represents and warrants that it has full power and authority to execute and deliver this Agreement, to make the representations and warranties specified herein, and to consummate the transactions contemplated herein and it has full right and power to subscribe for Capital Securities and perform its obligations pursuant to this Agreement.

     2.10. The Purchaser represents and warrants that no filing with, or authorization, approval, consent, license, order, registration, qualification or decree of, any governmental body, agency or court having jurisdiction over the Purchaser, other than those that have been made or obtained, is necessary or required for the performance by the Purchaser of its obligations under this Agreement or to consummate the transactions contemplated herein.

     2.11. The Purchaser represents and warrants that this Agreement has been duly authorized, executed and delivered by the Purchaser.

     2.12. The Purchaser understands and acknowledges that the Company will rely upon the truth and accuracy of the foregoing acknowledgments, representations, warranties and agreements and agrees that, if any of the acknowledgments, representations, warranties or agreements deemed to have been made by it by its purchase of the Capital Securities are no longer accurate, it shall promptly notify the Company.

     2.13. The Purchaser understands that no public market exists for any of the Capital Securities, and that it is unlikely that a public market will ever exist for the Capital Securities.

ARTICLE III

MISCELLANEOUS

     3.1. Any notice or other communication given hereunder shall be deemed sufficient if in writing and sent by registered or certified mail, return receipt requested, international courier or delivered by hand against written receipt therefor, or by facsimile transmission and confirmed by telephone, to the following addresses, or such other address as may be furnished to the other parties as herein provided:

To the Offerors:	PremierWest Bancorp
503 Airport Road
Medford, Oregon 97504
Attention: Tom Anderson
Fax: 541-618-6001

To the Purchaser:	First Tennessee Bank National Association
845 Crossover Lane, Suite 150
Memphis, Tennessee 38117
Attention: David Work
Fax: 901-435-7983

     Unless otherwise expressly provided herein, notices shall be deemed to have been given on the date of mailing, except notice of change of address, which shall be deemed to have been given when received.

     3.2. This Agreement shall not be changed, modified or amended except by a writing signed by the parties to be charged, and this Agreement may not be discharged except by performance in accordance with its terms or by a writing signed by the party to be charged.

     3.3. Upon the execution and delivery of this Agreement by the Purchaser, this Agreement shall become a binding obligation of the Purchaser with respect to the purchase of Capital Securities as herein provided.

     3.4. NOTWITHSTANDING THE PLACE WHERE THIS AGREEMENT MAY BE EXECUTED BY ANY OF THE PARTIES HERETO, THE PARTIES EXPRESSLY AGREE THAT ALL THE TERMS AND PROVISIONS HEREOF SHALL BE CONSTRUED IN ACCORDANCE WITH AND GOVERNED BY THE LAWS OF THE STATE OF NEW YORK, WITHOUT REGARD TO PRINCIPLES OF CONFLICTS OF LAW.

     3.5. The parties agree to execute and deliver all such further documents, agreements and instruments and take such other and further action as may be necessary or appropriate to carry out the purposes and intent of this Agreement.

     3.6. This Agreement may be executed in one or more counterparts each of which shall be deemed an original, but all of which shall together constitute one and the same instrument.

     3.7. In the event that any one or more of the provisions contained herein, or the application thereof in any circumstances, is held invalid, illegal or unenforceable in any respect for any reason, the validity, legality and enforceability of any such provision in every other respect and of the remaining provisions hereof shall not be in any way impaired or affected, it being intended that all of the Offerors' and the Purchaser's rights and privileges shall be enforceable to the fullest extent permitted by law.

Signatures appear on the following page

IN WITNESS WHEREOF, this Agreement is agreed to and accepted as of the day and year first written above.

FIRST TENNESSEE BANK NATIONAL ASSOCIATION

By:
Print Name:
Title:

PREMIERWEST BANCORP

By:
Print Name:
Title:

PREMIERWEST STATUTORY TRUST I

By:
Print Name:
Title:

EXHIBIT A TO SUBSCRIPTION AGREEMENT

FORM OF MASTER CUSTODIAN AGREEMENT

     This Master Custodian Agreement (this "Agreement") is made and entered into as of May 27, 2004 by and among each purchaser (each a "Purchaser" and collectively the "Purchasers") that enters into a Joinder Agreement attached hereto as Exhibit A (the "Joinder Agreement"), Wilmington Trust Company, a Delaware banking corporation (the "Custodian") and each financial institution (each an "Issuer" and collectively the "Issuers") that enters into a Joinder Agreement. The Purchasers and the Issuers are sometimes referred to herein as the "Interested Parties".

RECITALS

     A. The Purchasers intend to purchase from the Issuers or their respective statutory business trust subsidiaries Securities issued by such Issuers (the "Securities").

     B. In order to facilitate any future transfer of all or any portion of the Securities by the Purchasers, the Interested Parties intend to provide for the custody of the Securities and certain other securities on the terms set forth herein.

     C. The Custodian is willing to hold and administer such securities and to distribute the securities held by it in accordance with the agreement of the Interested Parties and/or arbitral or judicial orders and decrees as set forth in this Agreement.

NOW, THEREFORE, in consideration of the foregoing, the mutual covenants herein contained and other good and valuable consideration (the receipt, adequacy and sufficiency of which are hereby acknowledged by the parties by their execution hereof), the parties agree as follows:

1. Joinder Agreement. On or before the delivery to the Custodian of any Securities issued by an Issuer, such Issuer and the applicable Purchaser or Purchasers shall enter into a Joinder Agreement substantially in the form of Exhibit A attached hereto, with such additional provisions as the Interested Parties may wish to add from time to time. An executed copy of each such Joinder Agreement shall be delivered to the Custodian on or before the date on which such Issuer's Securities are issued. This Agreement and each Joinder Agreement constitute the entire agreement among the Purchasers, Issuers and the Custodian pertaining to the subject matter hereof.

2. Delivery of Securities. On or before each date on which an Issuer enters into a Joinder Agreement:

        (a) The applicable Issuer shall deliver to the Custodian a signed, authenticated certificate representing a beneficial interest in such Issuer's Securities, with the Purchaser designated as owner thereof (the "Original Securities"). The Custodian shall have no responsibility for the genuineness, validity, market value, title or sufficiency for any intended purpose of the Original Securities.

        (b) The applicable Issuer shall deliver to the Custodian five signed, unauthenticated and undated certificates with no holder designated, each of which when completed representing a beneficial interest in such Issuer's Securities (the "Replacement Securities"). The Custodian shall have no responsibility for the genuineness, validity, market value, title or sufficiency for any intended purpose of the Replacement Securities.

A-A-1

3. Timing of Release from Custody. Upon receipt of a signed transfer notice in the form of Exhibit B to be delivered in connection with the Purchaser's transfer of all or any portion of an Issuer's Securities, on the effective date set forth in such transfer notice, the Custodian shall:

        (a) Deliver the Original Securities certificate corresponding to the Issuer identified in the transfer notice to Wilmington Trust Company, as Institutional Trustee under the Amended and Restated Declaration of Trust, dated as of the date of the applicable Joinder Agreement, among the Institutional Trustee, the Company and the administrators named therein (the "Declaration") or as Trustee under the Indenture, dated as of the date of the applicable Joinder Agreement, between the Company and the Trustee (the "Indenture"), as applicable, for the purpose of canceling the applicable Original Securities certificate in accordance with the terms of the Issuer's Amended and Restated Declaration of Trust or Indenture, as applicable; and

        (b) Deliver the Replacement Securities certificate(s) corresponding to the Issuer identified in the transfer notice in the amount designated in and in accordance with the transfer notice for the purpose of completing and authenticating the applicable Replacement Securities certificate(s) in accordance with the terms of the Issuer's Declaration or Indenture, as applicable.

        The initial term of this Agreement shall be one year (the "Initial Term"). Unless FTN Financial Capital Markets or Keefe, Bruyette & Woods, Inc. shall otherwise notify the Custodian in writing, upon expiration of the Initial Term, this Agreement shall automatically renew for an additional one-year term and shall continue to automatically renew for succeeding one-year terms until terminated. Upon termination of this Agreement, the Custodian and the Interested Parties shall be released from all obligations hereunder, except for the indemnification obligations set forth in paragraphs 5(b) and 5(c) hereof.

4. Concerning the Custodian.

        (a) Each Interested Party acknowledges and agrees that the Custodian (i) shall not be responsible for any of the agreements referred to or described herein (including without limitation any Issuer's Declaration or Indenture relating to such Issuer's Securities), or for determining or compelling compliance therewith, and shall not otherwise be bound thereby, (ii) shall be obligated only for the performance of such duties as are expressly and specifically set forth in this Agreement on its part to be performed, each of which are ministerial (and shall not be construed to be fiduciary) in nature, and no implied duties or obligations of any kind shall be read into this Agreement against or on the part of the Custodian, (iii) shall not be obligated to take any legal or other action hereunder which might in its judgment involve or cause it to incur any expense or liability unless it shall have been furnished with acceptable indemnification, (iv) may rely on and shall be protected in acting or refraining from acting upon any written notice, instruction, instrument, statement, certificate, request or other document furnished to it hereunder and believed by it to be genuine and to have been signed or presented by the proper person, and shall have no responsibility for determining the accuracy thereof, and (v) may consult counsel satisfactory to it, including in-house counsel, and the opinion or advice of such counsel in any instance shall be full and complete authorization and protection in respect of any action taken, suffered or omitted by it hereunder in good faith and in accordance with the opinion or advice of such counsel.

        (b) The Custodian shall not be liable to anyone for any action taken or omitted to be taken by it hereunder except in the case of the Custodian's negligence or willful misconduct in breach of the terms of this Agreement. In no event shall the Custodian be liable for indirect, punitive, special or consequential damage or loss (including but not limited to lost profits) whatsoever, even if the Custodian has been informed of the likelihood of such loss or damage and regardless of the form of action.

A-A-2

        (c) The Custodian shall have no more or less responsibility or liability on account of any action or omission of any book-entry depository, securities intermediary or other subcustodian employed by the Custodian than any such book-entry depository, securities intermediary or other subcustodian has to the Custodian, except to the extent that such action or omission of any book-entry depository, securities intermediary or other subcustodian was caused by the Custodian's own negligence, bad faith or willful misconduct in breach of this Agreement.

        (d) The recitals contained herein shall be taken as the statements of each of the Issuers and the Purchaser, and the Custodian assumes no responsibility for the correctness of the same. The Custodian makes no representations as to the validity or sufficiency of this Agreement or the Securities. The Custodian shall not be accountable for the use or application by any of the Issuers or the Purchaser of any Securities or the proceeds of any Securities.

5. Compensation, Expense Reimbursement and Indemnification.

        (a) The Custodian shall be compensated pursuant to a separate fee agreement.

        (b) Each of the Interested Parties agrees, jointly and severally, to reimburse the Custodian on demand for all costs and expenses incurred in connection with the administration of this Agreement or the performance or observance of its duties hereunder which are in excess of its customary compensation for normal services hereunder, including without limitation, payment of any legal fees and expenses incurred by the Custodian in connection with resolution of any claim by any party hereunder.

        (c) Each of the Interested Parties covenants and agrees, jointly and severally, to indemnify the Custodian (and its directors, officers and employees) and hold it (and such directors, officers and employees) harmless from and against any loss, liability, damage, cost and expense of any nature incurred by the Custodian arising out of or in connection with this Agreement or with the administration of its duties hereunder, including but not limited to attorney's fees and other costs and expenses of defending or preparing to defend against any claim of liability unless and except to the extent such loss, liability, damage, cost and expense shall be caused by the Custodian's negligence, bad faith, or willful misconduct. The provisions in this paragraph 5 shall survive the expiration of this Agreement and the resignation or removal of the Custodian.

6. Voting Rights. The Custodian shall be under no obligation to preserve, protect or exercise rights in the Original Securities, and shall be responsible only for reasonable measures to maintain the physical safekeeping thereof, and otherwise to perform and observe such duties on its part as are expressly set forth in this Agreement. The Custodian shall not be responsible for forwarding to any Interested Party, notifying any Interested Party with respect to, or taking any action with respect to, any notice, solicitation or other document or information, written or otherwise, received from an issuer or other person with respect to the Original Securities, including but not limited to, proxy material, tenders, options, the pendency of calls and maturities and expiration of rights.

7. Resignation. The Custodian may at any time resign as Custodian hereunder by giving thirty (30) days' prior written notice of resignation to each of the Interested Parties. Prior to the effective date of the resignation as specified in such notice, the Interested Parties will issue to the Custodian a written instruction authorizing redelivery of the Original Securities and the Replacement Securities to a bank or trust company that they select as successor to the Custodian hereunder. If, however, the Interested Parties shall fail to name such a successor custodian within twenty days after the notice of resignation from the Custodian, the Purchasers shall be entitled to name such successor custodian. If no successor custodian is named by the Interested Parties or the Purchasers, the Custodian may apply to a court of competent jurisdiction for appointment of a successor custodian.

A-A-3

8. Dispute Resolution. It is understood and agreed that should any dispute arise with respect to the delivery, ownership, right of possession, and/or disposition of the Original Securities or the Replacement Securities, or should any claim be made upon the Custodian, the Original Securities or the Replacement Securities by a third party, the Custodian upon receipt of notice of such dispute or claim is authorized and shall be entitled (at its sole option and election) to retain in its possession without liability to anyone, all or any of said Original Securities and Replacement Securities until such dispute shall have been settled either by the mutual written agreement of the parties involved or by a final order, decree or judgment of a court in the United States of America, the time for perfection of an appeal of such order, decree or judgment having expired. The Custodian may, but shall be under no duty whatsoever to, institute or defend any legal proceedings which relate to the Original Securities and Replacement Securities.

9. Consent to Jurisdiction and Service. Each of the Interested Parties hereby absolutely and irrevocably consents and submits to the jurisdiction of the courts in the State of Delaware and of any Federal court located in said State in connection with any actions or proceedings brought against any of the Interested Parties (or each of them) by the Custodian arising out of or relating to this Agreement. In any such action or proceeding, the Interested Parties each hereby absolutely and irrevocably (i) waives any objection to jurisdiction or venue, (ii) waives personal service of any summons, complaint, declaration or other process, and (iii) agrees that the service thereof may be made by certified or registered first-class mail directed to such party, as the case may be, at their respective addresses in accordance with paragraph 10 hereof.

10. Force Majeure. The Custodian shall not be responsible for delays or failures in performance resulting from acts beyond its control. Such acts shall include but not be limited to acts of God, strikes, lockouts, riots, acts of war, epidemics, governmental regulations superimposed after the fact, fire, communication line failures, computer viruses, power failures, earthquakes or other disasters.

11. Notices.

        (a) Any notice permitted or required hereunder shall be in writing, and shall be sent by personal delivery, overnight delivery by a recognized courier or delivery service, mailed by registered or certified mail, return receipt requested, postage prepaid, or by confirmed facsimile accompanied by mailing of the original on the same day by first class mail, postage prepaid, in each case the parties at their address set forth below (or to such other address as any such party may hereafter designate by written notice to the other parties).

If to an Issuer, to the address appearing on such Issuer's Joinder Agreement

If to the Purchaser, to the address appearing on such Purchaser's Joinder Agreement

If to the Custodian:

Wilmington Trust Company
Rodney Square North
1100 North Market Street
Wilmington, Delaware 19890-1600
Attention: Chris Slaybaugh - Corporate Trust Administration
Fax: 302-636-4140

A-A-4

12.  Miscellaneous.

        (a) Binding Effect. This Agreement shall be binding upon the respective parties hereto and their heirs, executors, successors and assigns.

        (b) Modifications. This Agreement may not be altered or modified without the express written consent of the parties hereto. No course of conduct shall constitute a waiver of any of the terms and conditions of this Agreement, unless such waiver is specified in writing, and then only to the extent so specified. A waiver of any of the terms and conditions of this Agreement on one occasion shall not constitute a waiver of the other terms of this Agreement, or of such terms and conditions on any other occasion.

        (c) Governing Law. This Agreement shall be governed by and construed in accordance with the internal laws of the State of Delaware.

        (d) Reproduction of Documents. This Agreement and all documents relating thereto, including, without limitation, (a) consents, waivers and modifications which may hereafter be executed, and (b) certificates and other information previously or hereafter furnished, may be reproduced by any photographic, photostatic, microfilm, optical disk, micro-card, miniature photographic or other similar process. The parties agree that any such reproduction shall be admissible in evidence as the original itself in any judicial or administrative proceeding, whether or not the original is in existence and whether or not such reproduction was made by a party in the regular course of business, and that any enlargement, facsimile or further reproduction of such reproduction shall likewise be admissible in evidence.

        (e) Counterparts. This Agreement may be executed in several counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

signatures appear on the following page

A-A-5

        IN WITNESS WHEREOF, the parties have executed this Agreement as of the day first above written.

WILMINGTON TRUST COMPANY By: /s/ Christopher J. Slaybaugh Print Name: Christopher J. Slaybaugh Title: Financial Services Officer

A-A-6

EXHIBIT A TO MASTER CUSTODIAN AGREEMENT

FORM OF JOINDER AGREEMENT

December 30, 2004

     This Joinder Agreement (this "Agreement") is entered into as of December 30, 2004 by First Tennessee Bank National Association (the "Purchaser") and PremierWest Bancorp (the "Issuer").

RECITALS

     A.     Wilmington Trust Company (the "Custodian") is party to that certain Master Custodian Agreement dated as of May 27, 2004 (the "Custodian Agreement").

     B.     The Custodian Agreement provides that certain financial institutions that have issued securities (or whose statutory trust subsidiaries have issued securities) and the Purchaser of such securities will join into the Custodian Agreement pursuant to the terms of a joinder agreement.

     C.     On the date hereof, Issuer is issuing securities to the Purchaser and the Issuer and the Purchaser desire to enter into this Agreement to facilitate the subsequent transfer of the Issuer's securities by the Custodian.

     NOW, THEREFORE, in consideration of the foregoing, the mutual covenants herein contained and other good and valuable consideration (the receipt, adequacy and sufficiency of which are hereby acknowledged by the Issuer by its execution hereof), the Issuer agrees as follows:

     1.     Joinder. The Issuer and Purchaser hereby join in the Custodian Agreement and agree to be subject to, and bound by, the terms and provisions of the Custodian Agreement that are ascribed to "Issuers" and "Purchasers" respectively therein to the same extent as if the Issuer and Purchaser had signed the Custodian Agreement as an original party thereto.

     2.     Notice. Any notice permitted or required to be sent to an Issuer under the Custodian Agreement shall be sent to the following address:

PremierWest Bancorp 503 Airport Road Medford, Oregon 97504 Attention: Tom Anderson

     Any notice permitted or required to be sent to a Purchaser under the Custodian Agreement shall be sent to the following address:

First Tennessee Bank National Association 845 Crossover Lane, Suite 150 Memphis, Tennessee 38117 Attention: David Work

     3.     Termination. This Agreement and the Purchaser's and Issuer's respective rights and obligations under the Custodian Agreement shall terminate upon the transfer of all of Issuer's securities pursuant to the Custodian Agreement.

A-A-A-1

     4.     Entire Agreement. This Agreement and the Custodian Agreement constitute the entire agreement among the Purchaser, Issuer and the Custodian pertaining to the subject matter hereof.

     IN WITNESS WHEREOF, the Issuer and Purchaser have executed this Agreement as of the day first above written.

PREMIERWEST BANCORP By: Name: Title:

FIRST TENNESSEE BANK NATIONAL ASSOCIATION By: Name: Title:

A-A-A-2

EXHIBIT B TO MASTER CUSTODIAN AGREEMENT

FORM OF TRANSFER NOTICE

[DATE]

Wilmington Trust Company
Rodney Square North
1100 North Market Street
Wilmington, Delaware 19890-1600
Attention: Corporate Trust Administration

Dear Sir or Madam:

   The undersigned hereby notifies you of the transfer of [ ________ ] of the Capital Securities of PremierWest Statutory Trust I, such transfer to be effective on [DATE OF TRANSFER]. In accordance with Section 7.9 of the Placement Agreement dated December 17, 2004 between the Offerors and the placement agents named therein (the "Placement Agreement"), periodic reports shall be delivered to [ _______________ ] on each March 30, June 30, September 30 and December 30 during the term of the Capital Securities, commencing
[___________ ], in the form attached thereto. Capitalized terms used in this notice and not otherwise defined shall have the meanings ascribed to such terms in the Placement Agreement.

     The undersigned hereby instructs you as Custodian to deliver the Original Securities certificate to Wilmington Trust Company, as Institutional Trustee (the "Trustee") under the Amended and Restated Trust Agreement dated December 30, 2004 among the Trustee, PremierWest Bancorp and the administrative trustees named therein (the "Trust Agreement") for cancellation in accordance with the terms of the Trust Agreement and to deliver the Replacement Securities certificate to the Trustee for authentication in accordance with the terms of the Trust Agreement.

     By copy of this notice, the Institutional Trustee is hereby instructed to make the Replacement Securities certificate registered to [NAME, ADDRESS AND IDENTITY OF TRANSFEREE] in the liquidation amount of
[ _________ ] and bearing the identification number "CUSIP NO. [ __________ ]" and to authenticate and deliver the Replacement Securities certificate to [ _____________ ].

FIRST TENNESSEE BANK NATIONAL ASSOCIATION

By: Name: Title:
cc:	PremierWest Bancorp
Wilmington Trust Company, as Trustee

A-A-B-1

EXHIBIT B-1

FORM OF COMPANY COUNSEL OPINION

December 30, 2004

First Tennessee Bank National Association	FTN Financial Capital Markets
845 Crossover Lane, Suite 150	845 Crossover Lane, Suite 150
Memphis, Tennessee 38117	Memphis, Tennessee 38117

Wilmington Trust Company	Keefe, Bruyette & Woods, Inc.
Rodney Square North	787 7th Avenue, 4th Floor
1100 North Market Street	New York, New York 10019
Wilmington, Delaware 19890-1600

Ladies and Gentlemen:

     We have acted as counsel to PremierWest Bancorp (the "Company"), an Oregon corporation in connection with a certain Placement Agreement, dated December 17, 2004, (the "Placement Agreement"), between the Company and PremierWest Statutory Trust I (the "Trust"), on one hand, and FTN Financial Capital Markets and Keefe, Bruyette & Woods, Inc. (the "Placement Agents"), on the other hand. Pursuant to the Placement Agreement, and subject to the terms and conditions stated therein, the Trust will issue and sell to First Tennessee Bank National Association (the "Purchaser"), $7,500,000.00 aggregate principal amount of Fixed/Floating Rate Capital Securities (liquidation amount $1,000.00 per capital security) (the "Capital Securities").

     Capitalized terms used herein and not otherwise defined shall have the same meanings ascribed to them in the Placement Agreement.

     The law covered by the opinions expressed herein is limited to the law of the United States of America and of the State of Oregon.

     We have made such investigations of law as, in our judgment, were necessary to render the following opinions. We have also reviewed (a) the Company's Articles of Incorporation, as amended, and its By-Laws, as amended; and (b) such corporate documents, records, information and certificates of the Company and the Subsidiaries, certificates of public officials or government authorities and other documents as we have deemed necessary or appropriate as a basis for the opinions hereinafter expressed. As to certain facts material to our opinions, we have relied, with your permission, upon statements, certificates or representations, including those delivered or made in connection with the above-referenced transaction, of officers and other representatives of the Company and the Subsidiaries and the Trust.

     As used herein, the phrases "to the best of our knowledge" or "known to us" or other similar phrases mean the actual knowledge of the attorneys who have had active involvement in the transactions described above or who have prepared or signed this opinion letter, or who otherwise have devoted substantial attention to legal matters for the Company.

     Based upon and subject to the foregoing and the further qualifications set forth below, we are of the opinion as of the date hereof that:

B-1-1

     1.     The Company is validly existing and in good standing under the laws of the State of Oregon and is duly registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. Each of the Significant Subsidiaries is validly existing and in good standing under the laws of its jurisdiction of organization. Each of the Company and the Significant Subsidiaries has full corporate power and authority to own or lease its properties and to conduct its business as such business is currently conducted in all material respects. To the best of our knowledge, all outstanding shares of capital stock of the Significant Subsidiaries have been duly authorized and validly issued, and are fully paid and nonassessable except to the extent such shares may be deemed assessable under 12 U.S.C. Section 1831o or 12 U.S.C. Section 55, and are owned of record and beneficially, directly or indirectly, by the Company.

     2.     The issuance, sale and delivery of the Debentures in accordance with the terms and conditions of the Placement Agreement and the Operative Documents have been duly authorized by all necessary actions of the Company. The issuance, sale and delivery of the Debentures by the Company and the issuance, sale and delivery of the Capital Securities and the Common Securities by the Trust do not give rise to any preemptive or other rights to subscribe for or to purchase any shares of capital stock or equity securities of the Company or the Significant Subsidiaries pursuant to the corporate Articles of Incorporation or Charter, By-Laws or other governing documents of the Company or the Significant Subsidiaries, or, to the best of our knowledge, any agreement or other instrument to which either the Company or the Subsidiaries is a party or by which the Company or the Significant Subsidiaries may be bound.

     3.     The Company has all requisite corporate power to enter into and perform its obligations under the Placement Agreement and the Subscription Agreement, and the Placement Agreement and the Subscription Agreement have been duly and validly authorized, executed and delivered by the Company and constitute the legal, valid and binding obligations of the Company enforceable in accordance with their terms, except as the enforcement thereof may be limited by general principles of equity and by bankruptcy or other laws affecting creditors' rights generally, and except as the indemnification and contribution provisions thereof may be limited under applicable laws and certain remedies may not be available in the case of a non-material breach.

     4.     Each of the Indenture, the Trust Agreement and the Guarantee Agreement has been duly authorized, executed and delivered by the Company, and is a valid and legally binding obligation of the Company enforceable in accordance with its terms, subject to the effect of bankruptcy, insolvency, reorganization, receivership, moratorium and other laws affecting the rights and remedies of creditors generally and of general principles of equity.

     5.     The Debentures have been duly authorized, executed and delivered by the Company, are entitled to the benefits of the Indenture and are legal, valid and binding obligations of the Company enforceable against the Company in accordance with their terms, subject to the effect of bankruptcy, insolvency, reorganization, receivership, moratorium and other laws affecting the rights and remedies of creditors generally and of general principles of equity.

     6.     To the best of our knowledge, neither the Company, the Trust, nor any of the Subsidiaries is in breach or violation of, or default under, with or without notice or lapse of time or both, its Articles of Incorporation or Charter, By-Laws or other governing documents (including without limitation, the Trust Agreement). The execution, delivery and performance of the Placement Agreement and the Operative Documents and the consummation of the transactions contemplated by the Placement Agreement and the Operative Documents do not and will not (i) result in the creation or imposition of any material lien, claim, charge, encumbrance or restriction upon any property or assets of the Company or the Subsidiaries, or (ii) conflict with, constitute a

B-1-2

material breach or violation of, or constitute a material default under, with or without notice or lapse of time or both, any of the terms, provisions or conditions of (A) the Articles of Incorporation or Charter, By-Laws or other governing documents of the Company or the Subsidiaries, or (B) to the best of our knowledge, any material contract, indenture, mortgage, deed of trust, loan or credit agreement, note, lease, franchise, license or any other agreement or instrument to which the Company or the Subsidiaries is a party or by which any of them or any of their respective properties may be bound or (C) any order, decree, judgment, franchise, license, permit, rule or regulation of any court, arbitrator, government, or governmental agency or instrumentality, domestic or foreign, known to us having jurisdiction over the Company or the Subsidiaries or any of their respective properties which, in the case of each of (i) or (ii) above, is material to the Company and the Subsidiaries on a consolidated basis.

     7.     Except for filings, registrations or qualifications that may be required by applicable securities laws, no authorization, approval, consent or order of, or filing, registration or qualification with, any person (including, without limitation, any court, governmental body or authority) is required under the laws of the State of Oregon in connection with the transactions contemplated by the Placement Agreement and the Operative Documents in connection with the offer and sale of the Capital Securities as contemplated by the Placement Agreement and the Operative Documents.

     8.     To the best of our knowledge (i) no action, suit or proceeding at law or in equity is pending or threatened to which the Company, the Trust or the Subsidiaries are or may be a party, and (ii) no action, suit or proceeding is pending or threatened against or affecting the Company, the Trust or the Subsidiaries or any of their properties, before or by any court or governmental official, commission, board or other administrative agency, authority or body, or any arbitrator, wherein an unfavorable decision, ruling or finding could reasonably be expected to have a material adverse effect on the consummation of the transactions contemplated by the Placement Agreement and the Operative Documents or the issuance and sale of the Capital Securities as contemplated therein or the condition (financial or otherwise), earnings, affairs, business, or results of operations of the Company, the Trust and the Subsidiaries on a consolidated basis.

     9.     Assuming the truth and accuracy of the representations and warranties of the Placement Agents in the Placement Agreement and the Purchaser in the Subscription Agreement, it is not necessary in connection with the offering, sale and delivery of the Capital Securities, the Debentures and the Guarantee Agreement (or the Guarantee) to register the same under the Securities Act of 1933, as amended, under the circumstances contemplated in the Placement Agreement and the Subscription Agreement.

     10.     Neither the Company nor the Trust is or after giving effect to the offering and sale of the Capital Securities and the consummation of the transactions described in the Placement Agreement will be, an "investment company" or an entity "controlled" by an "investment company," in each case within the meaning of the Investment Company Act of 1940, as amended, without regard to Section 3(c) of such Act.

     The opinion expressed in the first two sentences of numbered paragraph 1 of this opinion is based solely upon certain certificates and confirmations issued by the applicable governmental officer or authority with respect to each of the Company and the Significant Subsidiaries.

     With respect to the foregoing opinions, since no member of this firm is actively engaged in the practice of law in the States of Delaware or New York, we do not express any opinions as to the laws of such states and have (i) relied, with your approval, upon the opinion of Richards, Layton & Finger, P.A. with respect to matters of Delaware law and (ii) assumed, with your approval and without rendering any opinion to such effect, that the laws of the State of New York, in all respects material to this opinion, are substantively identical to the laws of the State of Oregon, without regard to conflict of law provisions.

B-1-3

     The opinions expressed herein are rendered to you solely pursuant to Section 3.1(a) of the Placement Agreement. As such, they may be relied upon by you only and may not be used or relied upon by any other person for any purpose whatsoever without our prior written consent.

Very truly yours,

B-1-4

EXHIBIT B-2

FORM OF DELAWARE COUNSEL OPINION

To Each of the Persons Listed on Schedule A Hereto
Re: PremierWest Statutory Trust I
Ladies and Gentlemen:

                We have acted as special Delaware counsel for PremierWest Statutory Trust I, a Delaware statutory trust (the "Trust"), in connection with the matters set forth herein. At your request, this opinion is being furnished to you.

                For purposes of giving the opinions hereinafter set forth, our examination of documents has been limited to the examination of originals or copies of the following:

                (a)     The Certificate of Trust of the Trust (the "Certificate of Trust"), as filed in the office of the Secretary of State of the State of Delaware (the "Secretary of State") on December 17, 2004;

                (b)     The Declaration of Trust, dated as of December 17, 2004, among PremierWest Bancorp, an Oregon corporation (the "Company"), Wilmington Trust Company, a Delaware banking corporation ("WTC"), as trustee and the administrators named therein (the "Administrators");

                (c)     The Amended and Restated Declaration of Trust of the Trust, dated as of December 30, 2004 (including the form of Capital Securities Certificate attached thereto as Exhibit A-1 and the terms of the Capital Securities attached as Annex I) (the "Declaration of Trust"), among the Company, as sponsor, WTC, as Delaware trustee (the "Delaware Trustee") and institutional trustee (the "Institutional Trustee"), the Administrators and the holders, from time to time, of undivided beneficial interests in the assets of the Trust;

                (d)     The Placement Agreement, dated December 17, 2004 (the "Placement Agreement"), among the Company, the Trust, and FTN Financial Capital Markets and Keefe, Bruyette & Woods, Inc., as placement agents;

                (e)     The Subscription Agreement, dated December 30, 2004 (the "Subscription Agreement"), among the Trust, the Company and First Tennessee Bank National Association (the documents identified in items (c) through (e) being collectively referred to as the "Operative Documents");

                (f)      The Capital Securities being issued on the date hereof (the "Capital Securities");

                (g)     The Common Securities being issued on the date hereof (the "Common Securities") (the documents identified in items (f) and (g) being collectively referred to as the "Trust Securities"); and

                (h)     A Certificate of Good Standing for the Trust, dated December 29, 2004, obtained from the Secretary of State.

B-2-1

                Capitalized terms used herein and not otherwise defined are used as defined in the Declaration of Trust, except that reference herein to any document shall mean such document as in effect on the date hereof. This opinion is being delivered pursuant to Section 3.1 of the Placement Agreement.

                For purposes of this opinion, we have not reviewed any documents other than the documents listed in paragraphs (a) through (h) above. In particular, we have not reviewed any document (other than the documents listed in paragraphs (a) through (h) above) that is referred to in or incorporated by reference into the documents reviewed by us. We have assumed that there exists no provision in any document that we have not reviewed that is inconsistent with the opinions stated herein. We have conducted no independent factual investigation of our own but rather have relied solely upon the foregoing documents, the statements and information set forth therein and the additional matters recited or assumed herein, all of which we have assumed to be true, complete and accurate in all material respects.

                With respect to all documents examined by us, we have assumed (i) the authenticity of all documents submitted to us as authentic originals, (ii) the conformity with the originals of all documents submitted to us as copies or forms, and (iii) the genuineness of all signatures.

                For purposes of this opinion, we have assumed (i) that the Declaration of Trust constitutes the entire agreement among the parties thereto with respect to the subject matter thereof, including with respect to the creation, operation, and termination of the Trust, and that the Declaration of Trust and the Certificate of Trust are in full force and effect and have not been amended further, (ii) that there are no proceedings pending or contemplated, for the merger, consolidation, liquidation, dissolution or termination of the Trust, (iii) except to the extent provided in paragraph 1 below, the due creation, due formation or due organization, as the case may be, and valid existence in good standing of each party to the documents examined by us under the laws of the jurisdiction governing its creation, formation or organization, (iv) that each party to the documents examined by us is qualified to do business in each jurisdiction where such qualification is required generally or necessary in order for such party to enforce its rights under the documents examined by us, (v) the legal capacity of each natural person who is a party to the documents examined by us, (vi) except to the extent set forth in paragraph 2 below, that each of the parties to the documents examined by us has the power and authority to execute and deliver, and to perform its obligations under, such documents, (vii) except to the extent provided in paragraph 3 below, that each of the parties to the documents examined by us has duly authorized, executed and delivered such documents, (viii) the receipt by each Person to whom a Capital Security is to be issued by the Trust (the "Capital Security Holders") of a Capital Security Certificate for the Capital Security and the payment for the Capital Securities acquired by it, in accordance with the Declaration of Trust and the Subscription Agreement, (ix) that the Capital Securities are issued and sold to the Holders of the Capital Securities in accordance with the Declaration of Trust and the Subscription Agreement, (x) the receipt by the Person (the "Common Securityholder") to whom the common securities of the Trust representing common undivided beneficial interests in the assets of the Trust (the "Common Securities" and, together with the Capital Securities, the "Trust Securities") are to be issued by the Trust of a Common Security Certificate for the Common Securities and the payment for the Common Securities acquired by it, in accordance with the Declaration of Trust, (xi) that the Common Securities are issued and sold to the Common Securityholder in accordance with the Declaration of Trust, (xii) that each of the parties to the documents reviewed by us has agreed to and received the stated consideration for the incurrence of its obligations under such documents and (xiii) that each of the documents reviewed by us (other than the Declaration of Trust) is a legal, valid, binding and enforceable obligation of the parties thereto in accordance with the terms thereof. We have not participated in the preparation of any offering materials with respect to the Trust Securities and assume no responsibility for its contents.

B-2-2

                This opinion is limited to the laws of the State of Delaware (excluding the securities laws of the State of Delaware), and we have not considered and express no opinion on the laws of any other jurisdiction, including federal laws and rules and regulations relating thereto. Our opinions are rendered only with respect to Delaware laws and rules, regulations and orders thereunder that are currently in effect.

                We express no opinion as to (i) the effect of suretyship defenses, or defenses in the nature thereof, with respect to the obligations of any applicable guarantor, joint obligor, surety, accommodation party, or other secondary obligor or any provisions of the Declaration of Trust with respect to indemnification or contribution and (ii) the accuracy or completeness of any exhibits or schedules to the Operative Documents. No opinion is given herein as to the choice of law or internal substantive rules of law that any court or other tribunal may apply to the transactions contemplated by the Operative Documents.

                We express no opinion as to the enforceability of any particular provision of the Declaration of Trust or the other Operative Documents relating to remedies after default.

                We express no opinion as to the enforceability of any particular provision of any of the Operative Documents relating to (i) waivers of rights to object to jurisdiction or venue, or consents to jurisdiction or venue, (ii) waivers of rights to (or methods of) service of process, or rights to trial by jury, or other rights or benefits bestowed by operation of law, (iii) waivers of any applicable defenses, setoffs, recoupments, or counterclaims, (iv) waivers or variations of provisions which are not capable of waiver or variation under the Uniform Commercial Code ("UCC") of the State, (v) the grant of powers of attorney to any person or entity, or (vi) exculpation or exoneration clauses, indemnity clauses, and clauses relating to releases or waivers of unmatured claims or rights.

                We have made no examination of, and no opinion is given herein as to the Trustee's or the Trust's title to or other ownership rights in, or the existence of any liens, charges or encumbrances on, or adverse claims against, any asset or property held by the Institutional Trustee or the Trust. We express no opinion as to the creation, validity, attachment, perfection or priority of any mortgage, security interest or lien in any asset or property held by the Institutional Trustee or the Trust.

                We express no opinion as to the effect of events occurring, circumstances arising, or changes of law becoming effective or occurring, after the date hereof on the matters addressed in this opinion letter, and we assume no responsibility to inform you of additional or changed facts, or changes in law, of which we may become aware.

                We express no opinion as to any requirement that any party to the Operative Documents (or any other persons or entities purportedly entitled to the benefits thereof) qualify or register to do business in any jurisdiction in order to be able to enforce its rights thereunder or obtain the benefits thereof.

                Based upon the foregoing, and upon our examination of such questions of law and statutes of the State of Delaware as we have considered necessary or appropriate, and subject to the assumptions, qualifications, limitations and exceptions set forth herein, we are of the opinion that:

                1.     The Trust has been duly created and is validly existing in good standing as a statutory trust under the Delaware Statutory Trust Act (12 Del. C. § 3801, et seq.) (the "Act"). All filings required under the laws of the State of Delaware with respect to the creation and valid existence of the Trust as a statutory trust have been made.

B-2-3

                2.     Under the Declaration of Trust and the Act, the Trust has the trust power and authority to (A) execute and deliver the Operative Documents, (B) perform its obligations under such Operative Documents and (C) issue the Trust Securities.

                3.     The execution and delivery by the Trust of the Operative Documents, and the performance by the Trust of its obligations thereunder, have been duly authorized by all necessary trust action on the part of the Trust.

                4.     The Declaration of Trust constitutes a legal, valid and binding obligation of the Company, the Trustees and the Administrators, and is enforceable against the Company, the Trustees and the Administrators, in accordance with its terms.

                5.     Each of the Operative Documents constitutes a legal, valid and binding obligation of the Trust, enforceable against the Trust, in accordance with its terms.

                6.     The Capital Securities have been duly authorized for issuance by the Declaration of Trust, and, when duly executed and delivered to and paid for by the purchasers thereof in accordance with the Declaration of Trust, the Subscription Agreement and the Placement Agreement, the Capital Securities will be validly issued, fully paid and, subject to the qualifications set forth in paragraph 8 below, nonassessable undivided beneficial interests in the assets of the Trust and will entitle the Capital Securities Holders to the benefits of the Declaration of Trust. The issuance of the Capital Securities is not subject to preemptive or other similar rights under the Act or the Declaration of Trust.

                7.     The Common Securities have been duly authorized for issuance by the Declaration of Trust and, when duly executed and delivered to the Company as Common Security Holder in accordance with the Declaration of Trust, will be validly issued, fully paid and, subject to paragraph 8 below and Section 9.1(b) of the Declaration of Trust (which provides that the Holder of the Common Securities are liable for debts and obligations of Trust), nonassessable undivided beneficial interests in the assets of the Trust and will entitle the Common Security Holder to the benefits of the Declaration of Trust. The issuance of the Common Securities is not subject to preemptive or other similar rights under the Act or the Declaration of Trust.

                8.     Under the Declaration of Trust and the Act, the Holders of the Capital Securities, as beneficial owners of the Trust, will be entitled to the same limitation of personal liability extended to stockholders of private corporations for profit organized under the General Corporation Law of the State of Delaware. We note that the Holders of the Capital Securities and the Holder of the Common Securities may be obligated, pursuant to the Declaration of Trust, (A) to provide indemnity and/or security in connection with and pay taxes or governmental charges arising from transfers or exchanges of Capital Security Certificates and the issuance of replacement Capital Security Certificates, and (B) to provide security or indemnity in connection with requests of or directions to the Institutional Trustee to exercise its rights and powers under the Declaration of Trust.

                9.     Neither the execution, delivery and performance by the Trust of the Operative Documents, nor the consummation by the Trust of any of the transactions contemplated thereby, requires the consent or approval of, the authorization of, the withholding of objection on the part of, the giving of notice to, the filing, registration or qualification with, or the taking of any other action in respect of, any governmental authority or agency of the State of Delaware, other than the filing of the Certificate of Trust with the Secretary of State (which Certificate of Trust has been duly filed).

                10.     Neither the execution, delivery and performance by the Trust of the Trust Documents, nor the consummation by the Trust of the transactions contemplated thereby, (i) is in violation of the Declaration of Trust or of any law, rule or regulation of the State of Delaware applicable to the Trust or (ii) to the best of our knowledge, without independent investigation, violates, contravenes or constitutes a default under, or results in a breach of or in the creation of any lien (other than as permitted by the Operative Documents) upon any property of the Trust under any indenture, mortgage, chattel mortgage, deed of trust, conditional sales contract, bank loan or credit agreement, license or other agreement or instrument to which the Trust is a party or by which it is bound.

B-2-4

                11.     Assuming that the Trust will not be taxable as a corporation for federal income tax purposes, but rather will be classified for such purposes as a grantor trust under Subpart E, Part I of Subchapter J of the Internal Revenue Code of 1986, as amended, the Trust will not be subject to any tax, fee or governmental charge under the laws of the State of Delaware.

                The opinions expressed in paragraph 4, 5, 6, 7 and 8 above are subject, as to enforcement, to the effect upon the Declaration of Trust of (i) bankruptcy, insolvency, moratorium, receivership, reorganization, liquidation, fraudulent conveyance and transfer, and other similar laws relating to or affecting the rights and remedies of creditors generally, (ii) principles of equity, including applicable law relating to fiduciary duties (regardless of whether considered and applied in a proceeding in equity or at law), and (iii) the effect of applicable public policy on the enforceability of provisions relating to indemnification or contribution.

                We consent to your relying as to matters of Delaware law upon this opinion in connection with the Placement Agreement. We also consent to Lewis, Rice & Fingersh, L.C.'s and Foster Pepper Tooze's relying as to matters of Delaware law upon this opinion in connection with opinions to be rendered by them on the date hereof pursuant to the Placement Agreement.

                Except as stated above, without our prior written consent, this opinion may not be furnished or quoted to, or relied upon by, any other Person for any purpose.

Very truly yours,

B-2-5

SCHEDULE A

Wilmington Trust Company FTN Financial Capital Markets Keefe, Bruyette & Woods, Inc. First Tennessee Bank National Association PremierWest Bancorp

B-2-6

EXHIBIT B-3

FORM OF TAX COUNSEL OPINION

PremierWest Bancorp
503 Airport Road
Medford, Oregon 97504

PremierWest Statutory Trust I
c/o PremierWest Bancorp
503 Airport Road
Medford, Oregon 97504

FTN Financial Capital Markets
845 Crossover Lane, Suite 150
Memphis, Tennessee 38117

Keefe, Bruyette & Woods, Inc.
787 7th Avenue
4th Floor
New York, New York 10019

Ladies and Gentlemen:

         We have acted as special tax counsel to PremierWest Bancorp and to PremierWest Statutory Trust I in connection with the proposed issuance of (i) Fixed/Floating Rate Capital Securities, liquidation amount $1,000.00 per Capital Security (the "Capital Securities") of PremierWest Statutory Trust I, a statutory business trust created under the laws of Delaware (the "Trust"), pursuant to the terms of the Amended and Restated Declaration of Trust dated as of the date hereof by PremierWest Bancorp, an Oregon corporation (the "Company"), Wilmington Trust Company, as Delaware trustee, Wilmington Trust Company, as institutional trustee, and John Anhorn, Rich Hieb and Tom Anderson, as Administrators (the "Trust Agreement"), (ii) Junior Subordinated Deferrable Interest Debentures (the "Corresponding Debentures") of the Company issued pursuant to the terms of an Indenture dated as of the date hereof from the Company to Wilmington Trust Company, as trustee (the "Indenture"), which Debentures are to be sold by the Company to the Trust, and (iii) the Guarantee Agreement of the Company with respect to the Capital Securities dated as of the date hereof (the "Guarantee") between the Company and Wilmington Trust Company, as guarantee trustee.

         We have examined originals or copies, certified or otherwise identified to our satisfaction, of documents, corporate records and other instruments as we have deemed necessary or appropriate for purposes of this opinion including (i) the Indenture, (ii) the form of the Corresponding Debentures attached as an exhibit to the Indenture, (iii) the Trust Agreement, (iv) the Guarantee, and (v) the form of Capital Securities Certificate attached as an exhibit to the Trust Agreement (collectively the "Documents"). Furthermore, we have relied upon certain representations made by the Company and upon the opinion of Richards, Layton & Finger, P.A. as to certain matters of Delaware law. In such examination, we have assumed the authenticity of all documents submitted to us as originals, the conformity to original documents of all documents submitted to us as certified or photostatic copies, the authenticity of the originals of such latter documents, the genuineness of all signatures and the correctness of all representations made therein. We have further assumed that there are no agreements or understandings contemplated therein other than those contained in the Documents.

B-3-1

         Based upon the foregoing, and assuming (i) that the final Documents will be substantially identical to the forms examined, (ii) full compliance with all the terms of the final Documents, and (iii) the accuracy of representations made by the Company and delivered to us, we are of the opinion that:

(a)     The Corresponding Debentures will be classified as indebtedness of the Company for U.S. federal income tax purposes.

(b)     The Trust will be characterized as a grantor trust and not as an association taxable as a corporation for U.S. federal income tax purposes.

         The opinions expressed above are based on existing provisions of the Internal Revenue Code of 1986, as amended (the "Code"), existing Treasury regulations, published interpretations by the Internal Revenue Service of the Code and such Treasury regulations, and existing court decisions, any of which could be changed at any time. Any such changes may or may not be retroactively applied, and may result in federal income tax consequences that differ from those reflected in the opinions set forth above. We note that there is no authority directly on point dealing with securities such as the Capital Securities or with transactions of the type described herein, and that the authorities on which this opinion is based are subject to various interpretations. Further, you should be aware that opinions of counsel have no official status and are not binding on the Internal Revenue Service or the courts. Accordingly, we can provide no assurance that the interpretation of the federal income tax laws set forth in our opinions will prevail if challenged by the IRS in an administrative or judicial proceeding.

         We have also assumed that each transaction contemplated herein will be carried out strictly in accordance with the Documents. Any variance in the facts may result in Federal income tax consequences that differ from those reflected in the opinions set forth above.

         Additionally, we undertake no obligation to update this opinion in the event there is either a change in the legal authorities, in the facts (including the taking of any action by any party to any of the transactions described in the Documents relating to such transactions) or in the Documents on which this opinion is based, or an inaccuracy in any of the representations upon which we have relied in rendering this opinion.

         We express no opinion with respect to any matter not specifically addressed by the foregoing opinions, including state or local tax consequences, or any federal, state, or local issue not specifically referred to and discussed above including, without limitation, the effect on the matters covered by this opinion of the laws of any other jurisdiction.

         This letter is delivered for the benefit of the specified addressees and may not be relied upon by any other person. No portion of this letter may be quoted or otherwise referred to in any document or delivered to any other person or entity without the express written consent of Lewis, Rice & Fingersh, L.C. This opinion letter is rendered as of the date set forth above.

Very truly yours, LEWIS, RICE & FINGERSH, L.C

B-3-2

Lewis, Rice & Fingersh, L.C. 500 N. Broadway, Suite 2000 St. Louis, Missouri 63102 Attention: Lawrence H. Weltman, Esq.
Re:	Representations Concerning the Issuance of Junior Subordinated Deferrable
Interest Debentures (the "Debentures") to PremierWest Statutory Trust I (the
"Trust") and Sale of Trust Securities (the "Trust Securities") of the Trust

Ladies and Gentlemen:

            In accordance with your request, PremierWest Bancorp (the "Company") hereby makes the following representations in connection with the preparation of your opinion letter as to the United States federal income tax consequences of the issuance by the Company of the Debentures to the Trust and the sale of the Trust Securities.

Company hereby represents that:

         1.     The sole assets of the Trust will be the Debentures, any interest paid on the Debentures to the extent not distributed, proceeds of the Debentures, or any of the foregoing.

         2.     The Company intends to use the net proceeds from the sale of the Debentures for general corporate purposes.

         3.     The Trust was not formed to conduct any trade or business and is not authorized to conduct any trade or business. The Trust exists for the exclusive purposes of (i) issuing and selling the Trust Securities, (ii) using the proceeds from the sale of Trust Securities to acquire the Debentures, and (iii) engaging only in activities necessary or incidental thereto.

            4.     The Trust was formed to facilitate direct investment in the assets of the Trust, and the existence of multiple classes of ownership is incidental to that purpose. There is no intent to provide holders of such interests in the Trust with diverse interests in the assets of the Trust.

         5.     The Company intends to create a debtor-creditor relationship between the Company, as debtor, and the Trust, as a creditor, upon the issuance and sale of the Debentures to the Trust by the Company. The Company will (i) record and at all times continue to reflect the Debentures as indebtedness on its separate books and records for financial accounting purposes, and (ii) treat the Debentures as indebtedness for all United States tax purposes.

         6.     During each year, the Trust's income will consist solely of payments made by the Company with respect to the Debentures. Such payments will not be derived from the active conduct of a financial business by the Trust. Both the Company's obligation to make such payments and the measurement of the amounts payable by the Company are defined by the terms of the Debentures. Neither the Company's obligation to make such payments nor the measurement of the amounts payable by the Company is dependent on income or profits of Company or any affiliate of the Company.

         7.     The Company expects that it will be able to make, and will make, timely payment of amounts identified by the Debentures as principal and interest in accordance with the terms of the Debentures with available capital or accumulated earnings.

B-3-3

         8.     The Company presently has no intention to defer interest payments on the Debentures, and it considers the likelihood of such a deferral to be remote because, if it were to exercise its right to defer payments of interest with respect to the Debentures, it would not be permitted to declare or pay any dividends or distributions on, or redeem, purchase, acquire, or make a liquidation payment with respect to, any capital stock of the Company or any affiliate of the Company (other than payments of dividends or distributions to the Company) or make any payment of principal of or interest or premium, if any, on or repay, repurchase, or redeem any debt securities of the Company or any affiliate of the Company that rank pari passu in all respects with or junior in interest to the Debentures, in each case subject to limited exceptions stated in Section 2.11 of the Indenture to be entered into in connection with the issuance of the Debentures.

         9.     Immediately after the issuance of the Debentures, the debt-to-equity ratio of the Company (as determined for financial accounting purposes, but excluding deposit liabilities from the Company's debt) will be within standard depository institution industry norms and, in any event, will be no higher than four to one (4 : 1).

         10.     To the best of our knowledge, the Company is currently in compliance with all federal, state, and local capital requirements, except to the extent that failure to comply with any such requirements would not have a material adverse effect on the Company and its affiliates.

         11.     The Company will not issue any class of common stock or preferred stock senior to the Debentures during their term.

         12.     The Internal Revenue Service has not challenged the interest deduction on any class of the Company's subordinated debt in the last ten (10) years on the basis that such debt constitutes equity for federal income tax purposes.

        The above representations are accurate as of the date below and will continue to be accurate through the issuance of the Trust Securities, unless you are otherwise notified by us in writing. The undersigned understands that you will rely on the foregoing in connection with rendering certain legal opinions, and possesses the authority to make the representations set forth in this letter on behalf of the Company.

Very truly yours, PREMIERWEST BANCORP

Date: December 29, 2004	By: Title:

B-3-4

EXHIBIT C

SIGNIFICANT SUBSIDIARIES

PremierWest Bank

C-1

EXHIBIT D

FORM OF QUARTERLY REPORT

First Tennessee Bank National Association
845 Crossover Lane, Suite 150
Memphis, Tennessee 38117
Attention: David Work
BANK HOLDING COMPANY
As of [March 31, June 30, September 30 or December 31], 20__
Tier 1 to Risk Weighted Assets	_________ %
Ratio of Double Leverage	_________ %
Non-Performing Assets to Loans and OREO	_________ %
Ratio of Reserves to Non-Performing Loans	_________ %
Ratio of Net Charge-Offs to Loans	_________ %
Return on Average Assets (annualized)**	_________ %
Net Interest Margin (annualized)**	_________ %
Efficiency Ratio	_________ %
Ratio of Loans to Assets	_________ %
Ratio of Loans to Deposits	_________ %
Total Assets	$ __________
Year to Date Income	$ __________

___________________
*A table describing the quarterly report calculation procedures is provided on page D-2

** To annualize Return on Average Assets and Net Interest Margin do the following:
1st Quarter-multiply income statement item by 4, then divide by balance sheet item(s)
2nd Quarter-multiply income statement item by 2,then divide by balance sheet item(s)
3rd Quarter-divide income statement item by 3, then multiply by 4, then divide by balance sheet item(s)
4th Quarter-should already be an annual number
NO ADJUSTMENT SHOULD BE MADE TO BALANCE SHEET ITEMS

D-1

Financial Definitions

Report Item	Corresponding FRY-9C or LP Line Items with Line Item corresponding Schedules	Description of Calculation
"Tier 1 Capital" to Risk Weighted Assets	BHCK7206 Schedule HC-R	Tier 1 Risk Ratio: Core Capital (Tier 1)/ Risk-Adjusted Assets
Ratio of Double Leverage	(BHCP0365)/(BHCP3210) Schedule PC in the LP	Total equity investments in subsidiaries divided by the total equity capital. This field is calculated at the parent company level. "Subsidiaries" include bank, bank holding company, and nonbank subsidiaries.
Non-Performing Assets to Loans and OREO	(BHCK5525-BHCK3506+BHCK5526- BHCK3507+BHCK2744)/(BHCK2122+BHCK2 744) Schedules HC-C, HC-M & HC-N	Total Nonperforming Assets (NPLs+Foreclosed Real Estate+Other Nonaccrual & Repossessed Assets)/ Total Loans + Foreclosed Real Estate
Ratio of Reserves to Non-Performing Loans	(BHCK3123+BHCK3128)/ (BHCK5525- BHCK3506+ BHCK5526-BHCK3507) Schedules HC & HC-N	Total Loan Loss and Allocated Transfer Risk Reserves/ Total Nonperforming Loans (Nonaccrual + Restructured)
Ratio of Net Charge-Offs to Loans	(BHCK4635-BHCK4605)/(BHCK3516) Schedules HI-B & HC-K	Net charge offs for the period as a percentage of average loans.
Return on Assets	(BHCK4340/BHCK3368) Schedules HI & HC-K	Net Income as a percentage of Assets.
Net Interest Margin	(BHCK4519)/(BHCK3515+BHCK3365+BHCK 3516+BHCK3401+BHCKB985) Schedules HI Memorandum and HC-K	(Net Interest Income Fully Taxable Equivalent, if available / Average Earning Assets)
Efficiency Ratio	(BHCK4093)/(BHCK4519+BHCK4079) Schedule HI	(Noninterest Expense)/ (Net Interest Income Fully Taxable Equivalent, if available, plus Noninterest Income)
Ratio of Loans to Assets	(BHCKB528+BHCK5369)/BHCK2170) Schedule HC	Total Loans & Leases (Net of Unearned Income & Gross of Reserve)/ Total Assets
Ratio of Loans to Deposits	(BHCKB528+BHCK5369)/(BHDM6631+BHD M6636+BHFN6631+BHFN6636) Schedule HC	Total Loans & Leases (Net of Unearned Income & Gross of Reserve)/ Total Deposits (Includes Domestic and Foreign Deposits)
Total Assets	(BHCK2170) Schedule HC	The sum of total assets. Includes cash and balances due from depository institutions; securities; federal funds sold and securities purchased under agreements to resell; loans and lease financing receivables; trading assets; premises and fixed assets; other real estate owned; investments in unconsolidated subsidiaries and associated companies; customer's liability on acceptances outstanding; intangible assets; and other assets.
Net Income	(BHCK4300) Schedule HI	The sum of income (loss) before extraordinary items and other adjustments and extraordinary items; and other adjustments, net of income taxes.

D-2

EXHIBIT 10.2

GUARANTEE AGREEMENT
by and between
PREMIERWEST BANCORP
and
WILMINGTON TRUST COMPANY
Dated as of December 30, 2004

GUARANTEE AGREEMENT

        This GUARANTEE AGREEMENT (this "Guarantee"), dated as of December 30, 2004, is executed and delivered by PremierWest Bancorp, an Oregon corporation (the "Guarantor"), and Wilmington Trust Company, a Delaware banking corporation, as trustee (the "Guarantee Trustee"), for the benefit of the Holders (as defined herein) from time to time of the Capital Securities (as defined herein) of PremierWest Statutory Trust I, a Delaware statutory trust (the "Issuer").

        WHEREAS, pursuant to an Amended and Restated Declaration of Trust (the "Declaration"), dated as of the date hereof among Wilmington Trust Company, not in its individual capacity but solely as institutional trustee, the administrators of the Issuer named therein, the Guarantor, as sponsor, and the holders from time to time of undivided beneficial interests in the assets of the Issuer, the Issuer is issuing on the date hereof those undivided beneficial interests, having an aggregate liquidation amount of $7,500,000.00 (the "Capital Securities"); and

        WHEREAS, as incentive for the Holders to purchase the Capital Securities, the Guarantor desires irrevocably and unconditionally to agree, to the extent set forth in this Guarantee, to pay to the Holders of Capital Securities the Guarantee Payments (as defined herein) and to make certain other payments on the terms and conditions set forth herein;

        NOW, THEREFORE, in consideration of the purchase by each Holder of the Capital Securities, which purchase the Guarantor hereby agrees shall benefit the Guarantor, the Guarantor executes and delivers this Guarantee for the benefit of the Holders.

ARTICLE I
DEFINITIONS AND INTERPRETATION

         Section 1.1.     Definitions and Interpretation.      In this Guarantee, unless the context otherwise requires:

         (a)    capitalized terms used in this Guarantee but not defined in the preamble above have the respective meanings assigned to them in this Section 1.1;

         (b)    a term defined anywhere in this Guarantee has the same meaning throughout;

         (c)    all references to "the Guarantee" or "this Guarantee" are to this Guarantee as modified, supplemented or amended from time to time;

         (d)    all references in this Guarantee to "Articles" or "Sections" are to Articles or Sections of this Guarantee, unless otherwise specified;

         (e)    terms defined in the Declaration as at the date of execution of this Guarantee have the same meanings when used in this Guarantee, unless otherwise defined in this Guarantee or unless the context otherwise requires; and

         (f)    a reference to the singular includes the plural and vice versa.

        "Affiliate" has the same meaning as given to that term in Rule 405 of the Securities Act of 1933, as amended, or any successor rule thereunder.

        "Beneficiaries" means any Person to whom the Issuer is or hereafter becomes indebted or liable.

        "Capital Securities" has the meaning set forth in the recitals to this Guarantee.

       "Common Securities" means the common securities issued by the Issuer to the Guarantor pursuant to the Declaration.

       "Corporate Trust Office" means the office of the Guarantee Trustee at which the corporate trust business of the Guarantee Trustee shall, at any particular time, be principally administered, which office at the date of execution of this Guarantee is located at Rodney Square North, 1100 North Market Street, Wilmington, Delaware 19890-1600, Attention: Corporate Trust Administration.

        "Covered Person" means any Holder of Capital Securities.

        "Debentures" means the debt securities of the Guarantor designated the Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures due 2034 held by the Institutional Trustee (as defined in the Declaration) of the Issuer.

        "Declaration Event of Default" means an "Event of Default" as defined in the Declaration.

        "Event of Default" has the meaning set forth in Section 2.4(a) .

       "Guarantee Payments" means the following payments or distributions, without duplication, with respect to the Capital Securities, to the extent not paid or made by the Issuer: (i) any accrued and unpaid Distributions (as defined in the Declaration) which are required to be paid on such Capital Securities to the extent the Issuer shall have funds available therefor, (ii) the Redemption Price to the extent the Issuer has funds available therefor, with respect to any Capital Securities called for redemption by the Issuer, (iii) the Special Redemption Price to the extent the Issuer has funds available therefor, with respect to Capital Securities redeemed upon the occurrence of a Special Event, and (iv) upon a voluntary or involuntary liquidation, dissolution, winding-up or termination of the Issuer (other than in connection with the distribution of Debentures to the Holders of the Capital Securities in exchange therefor as provided in the Declaration), the lesser of (a) the aggregate of the liquidation amount and all accrued and unpaid Distributions on the Capital Securities to the date of payment, to the extent the Issuer shall have funds available therefor, and (b) the amount of assets of the Issuer remaining available for distribution to Holders in liquidation of the Issuer (in either case, the "Liquidation Distribution").

       "Guarantee Trustee" means Wilmington Trust Company, until a Successor Guarantee Trustee has been appointed and has accepted such appointment pursuant to the terms of this Guarantee and thereafter means each such Successor Guarantee Trustee.

        "Guarantor" means PremierWest Bancorp and each of its successors and assigns.

       "Holder" means any holder, as registered on the books and records of the Issuer, of any Capital Securities; provided, however, that, in determining whether the Holders of the requisite percentage of Capital Securities have given any request, notice, consent or waiver hereunder, "Holder" shall not include the Guarantor or any Affiliate of the Guarantor.

       "Indemnified Person" means the Guarantee Trustee, any Affiliate of the Guarantee Trustee, or any officers, directors, shareholders, members, partners, employees, representatives, nominees, custodians or agents of the Guarantee Trustee.

       "Indenture" means the Indenture dated as of the date hereof between the Guarantor and Wilmington Trust Company, not in its individual capacity but solely as trustee, and any indenture supplemental thereto pursuant to which the Debentures are to be issued to the institutional trustee of the Issuer.

        "Issuer" has the meaning set forth in the opening paragraph to this Guarantee.

        "Liquidation Distribution" has the meaning set forth in the definition of "Guarantee Payments" herein

       "Majority in liquidation amount of the Capital Securities" means Holder(s) of outstanding Capital Securities, voting together as a class, but separately from the holders of Common Securities, of more than 50% of the aggregate liquidation amount (including the stated amount that would be paid on redemption, liquidation or otherwise, plus accrued and unpaid Distributions to the date upon which the voting percentages are determined) of all Capital Securities then outstanding.

       "Obligations" means any costs, expenses or liabilities (but not including liabilities related to taxes) of the Issuer other than obligations of the Issuer to pay to holders of any Trust Securities the amounts due such holders pursuant to the terms of the Trust Securities.

       "Officer's Certificate" means, with respect to any Person, a certificate signed by one Authorized Officer of such Person. Any Officer's Certificate delivered with respect to compliance with a condition or covenant provided for in this Guarantee shall include:

       (a)     a statement that the officer signing the Officer's Certificate has read the covenant or condition and the definitions relating thereto;

       (b)     a brief statement of the nature and scope of the examination or investigation undertaken by the officer in rendering the Officer's Certificate;

       (c)     a statement that the officer has made such examination or investigation as, in such officer's opinion, is necessary to enable such officer to express an informed opinion as to whether or not such covenant or condition has been complied with; and

       (d)     a statement as to whether, in the opinion of the officer, such condition or covenant has been complied with.

       "Person" means a legal person, including any individual, corporation, estate, partnership, joint venture, association, joint stock company, limited liability company, trust, unincorporated association, or government or any agency or political subdivision thereof, or any other entity of whatever nature.

        "Redemption Price" has the meaning set forth in the Indenture.

       "Responsible Officer" means, with respect to the Guarantee Trustee, any officer within the Corporate Trust Office of the Guarantee Trustee including any Vice President, Assistant Vice President, Secretary, Assistant Secretary or any other officer of the Guarantee Trustee customarily performing functions similar to those performed by any of the above designated officers and also, with respect to a particular corporate trust matter, any other officer to whom such matter is referred because of that officer's knowledge of and familiarity with the particular subject.

        "Special Event" has the meaning set forth in the Indenture.

       "Special Redemption Price" has the meaning set forth in the Indenture.

       "Successor Guarantee Trustee" means a successor Guarantee Trustee possessing the qualifications to act as Guarantee Trustee under Section 3.1.

         "Trust Securities" means the Common Securities and the Capital Securities.

ARTICLE II

POWERS, DUTIES AND RIGHTS OF
GUARANTEE TRUSTEE

         Section 2.1.     Powers and Duties of the Guarantee Trustee.

        (a)     This Guarantee shall be held by the Guarantee Trustee for the benefit of the Holders of the Capital Securities, and the Guarantee Trustee shall not transfer this Guarantee to any Person except a Holder of Capital Securities exercising his or her rights pursuant to Section 4.4(b) or to a Successor Guarantee Trustee on acceptance by such Successor Guarantee Trustee of its appointment to act as Successor Guarantee Trustee. The right, title and interest of the Guarantee Trustee shall automatically vest in any Successor Guarantee Trustee, and such vesting and cessation of title shall be effective whether or not conveyancing documents have been executed and delivered pursuant to the appointment of such Successor Guarantee Trustee.

        (b)     If an Event of Default actually known to a Responsible Officer of the Guarantee Trustee has occurred and is continuing, the Guarantee Trustee shall enforce this Guarantee for the benefit of the Holders of the Capital Securities.

        (c)     The Guarantee Trustee, before the occurrence of any Event of Default and after curing all Events of Default that may have occurred, shall undertake to perform only such duties as are specifically set forth in this Guarantee, and no implied covenants shall be read into this Guarantee against the Guarantee Trustee. In case an Event of Default has occurred (that has not been waived pursuant to Section 2.4) and is actually known to a Responsible Officer of the Guarantee Trustee, the Guarantee Trustee shall exercise such of the rights and powers vested in it by this Guarantee, and use the same degree of care and skill in its exercise thereof, as a prudent person would exercise or use under the circumstances in the conduct of his or her own affairs.

        (d)     No provision of this Guarantee shall be construed to relieve the Guarantee Trustee from liability for its own negligent action, its own negligent failure to act, or its own willful misconduct, except that:

                  (i)     prior to the occurrence of any Event of Default and after the curing or waiving of all such Events of Default that may have occurred:

                         (A)     the duties and obligations of the Guarantee Trustee shall be determined solely by the express provisions of this Guarantee, and the Guarantee Trustee shall not be liable except for the performance of such duties and obligations as are specifically set forth in this Guarantee, and no implied covenants or obligations shall be read into this Guarantee against the Guarantee Trustee; and

                         (B)     in the absence of bad faith on the part of the Guarantee Trustee, the Guarantee Trustee may conclusively rely, as to the truth of the statements and the correctness of the opinions expressed therein, upon any certificates or opinions furnished to the Guarantee Trustee and conforming to the requirements of this Guarantee; but in the case of any such certificates or opinions that by any provision hereof are specifically required to be furnished to the Guarantee Trustee, the Guarantee Trustee shall be under a duty to examine the same to determine whether or not they conform to the requirements of this Guarantee;

                  (ii)     the Guarantee Trustee shall not be liable for any error of judgment made in good faith by a Responsible Officer of the Guarantee Trustee, unless it shall be proved that such Responsible Officer of the Guarantee Trustee or the Guarantee Trustee was negligent in ascertaining the pertinent facts upon which such judgment was made;

                  (iii)     the Guarantee Trustee shall not be liable with respect to any action taken or omitted to be taken by it in good faith in accordance with the written direction of the Holders of not less than a Majority in liquidation amount of the Capital Securities relating to the time, method and place of conducting any proceeding for any remedy available to the Guarantee Trustee, or relating to the exercise of any trust or power conferred upon the Guarantee Trustee under this Guarantee; and

                  (iv)     no provision of this Guarantee shall require the Guarantee Trustee to expend or risk its own funds or otherwise incur personal financial liability in the performance of any of its duties or in the exercise of any of its rights or powers, if the Guarantee Trustee shall have reasonable grounds for believing that the repayment of such funds is not reasonably assured to it under the terms of this Guarantee or security and indemnity, reasonably satisfactory to the Guarantee Trustee, against such risk or liability is not reasonably assured to it.

       Section 2.2.     Certain Rights of Guarantee Trustee.

      (a)    Subject to the provisions of Section 2.1:

                  (i)     The Guarantee Trustee may conclusively rely, and shall be fully protected in acting or refraining from acting upon, any resolution, certificate, statement, instrument, opinion, report, notice, request, direction, consent, order, bond, debenture, note, other evidence of indebtedness or other paper or document believed by it to be genuine and to have been signed, sent or presented by the proper party or parties.

                 (ii)     Any direction or act of the Guarantor contemplated by this Guarantee shall be sufficiently evidenced by an Officer's Certificate.

                 (iii)     Whenever, in the administration of this Guarantee, the Guarantee Trustee shall deem it desirable that a matter be proved or established before taking, suffering or omitting any action hereunder, the Guarantee Trustee (unless other evidence is herein specifically prescribed) may, in the absence of bad faith on its part, request and conclusively rely upon an Officer's Certificate of the Guarantor which, upon receipt of such request, shall be promptly delivered by the Guarantor.

                 (iv)     The Guarantee Trustee shall have no duty to see to any recording, filing or registration of any instrument (or any re-recording, refiling or re-registration thereof).

                 (v)     The Guarantee Trustee may consult with counsel of its selection, and the advice or opinion of such counsel with respect to legal matters shall be full and complete authorization and protection in respect of any action taken, suffered or omitted by it hereunder in good faith and in accordance with such advice or opinion. Such counsel may be counsel to the Guarantor or any of its Affiliates and may include any of its employees. The Guarantee Trustee shall have the right at any time to seek instructions concerning the administration of this Guarantee from any court of competent jurisdiction.

                 (vi)     The Guarantee Trustee shall be under no obligation to exercise any of the rights or powers vested in it by this Guarantee at the request or direction of any Holder, unless such Holder shall have provided to the Guarantee Trustee such security and indemnity, reasonably satisfactory to the Guarantee Trustee, against the costs, expenses (including attorneys' fees and expenses and the expenses of the Guarantee Trustee's agents, nominees or custodians) and liabilities that might be incurred by it in complying with such request or direction, including such reasonable advances as may be requested by the Guarantee Trustee; provided, however, that nothing contained in this Section 2.2(a)(vi) shall relieve the Guarantee Trustee, upon the occurrence of an Event of Default, of its obligation to exercise the rights and powers vested in it by this Guarantee.

                 (vii)     The Guarantee Trustee shall not be bound to make any investigation into the facts or matters stated in any resolution, certificate, statement, instrument, opinion, report, notice, request, direction, consent, order, bond, debenture, note, other evidence of indebtedness or other paper or document, but the Guarantee Trustee, in its discretion, may make such further inquiry or investigation into such facts or matters as it may see fit.

                 (viii)     The Guarantee Trustee may execute any of the trusts or powers hereunder or perform any duties hereunder either directly or by or through agents, nominees, custodians or attorneys, and the Guarantee Trustee shall not be responsible for any misconduct or negligence on the part of any agent or attorney appointed with due care by it hereunder.

                 (ix)     Any action taken by the Guarantee Trustee or its agents hereunder shall bind the Holders of the Capital Securities, and the signature of the Guarantee Trustee or its agents alone shall be sufficient and effective to perform any such action. No third party shall be required to inquire as to the authority of the Guarantee Trustee to so act or as to its compliance with any of the terms and provisions of this Guarantee, both of which shall be conclusively evidenced by the Guarantee Trustee's or its agent's taking such action.

                 (x)     Whenever in the administration of this Guarantee the Guarantee Trustee shall deem it desirable to receive instructions with respect to enforcing any remedy or right or taking any other action hereunder, the Guarantee Trustee (i) may request instructions from the Holders of a Majority in liquidation amount of the Capital Securities, (ii) may refrain from enforcing such remedy or right or taking such other action until such instructions are received, and (iii) shall be protected in conclusively relying on or acting in accordance with such instructions.

                 (xi)     The Guarantee Trustee shall not be liable for any action taken, suffered, or omitted to be taken by it in good faith, without negligence, and reasonably believed by it to be authorized or within the discretion or rights or powers conferred upon it by this Guarantee.

     (b)     No provision of this Guarantee shall be deemed to impose any duty or obligation on the Guarantee Trustee to perform any act or acts or exercise any right, power, duty or obligation conferred or imposed on it, in any jurisdiction in which it shall be illegal or in which the Guarantee Trustee shall be unqualified or incompetent in accordance with applicable law to perform any such act or acts or to exercise any such right, power, duty or obligation. No permissive power or authority available to the Guarantee Trustee shall be construed to be a duty.

     Section 2.3.   Not Responsible for Recitals or Issuance of Guarantee.     The recitals contained in this Guarantee shall be taken as the statements of the Guarantor, and the Guarantee Trustee does not assume any responsibility for their correctness. The Guarantee Trustee makes no representation as to the validity or sufficiency of this Guarantee.

      Section 2.4.   Events of Default; Waiver.

     (a)     An Event of Default under this Guarantee will occur upon the failure of the Guarantor to perform any of its payment or other obligations hereunder.

     (b)     The Holders of a Majority in liquidation amount of the Capital Securities may, voting or consenting as a class, on behalf of the Holders of all of the Capital Securities, waive any past Event of Default and its consequences. Upon such waiver, any such Event of Default shall cease to exist, and shall be deemed to have been cured, for every purpose of this Guarantee, but no such waiver shall extend to any subsequent or other default or Event of Default or impair any right consequent thereon.

      Section 2.5.    Events of Default; Notice.

     (a)     The Guarantee Trustee shall, within 90 days after the occurrence of an Event of Default, transmit by mail, first class postage prepaid, to the Holders of the Capital Securities and the Guarantor, notices of all Events of Default actually known to a Responsible Officer of the Guarantee Trustee, unless such defaults have been cured before the giving of such notice, provided, however, that the Guarantee Trustee shall be protected in withholding such notice if and so long as a Responsible Officer of the Guarantee Trustee in good faith determines that the withholding of such notice is in the interests of the Holders of the Capital Securities.

     (b)     The Guarantee Trustee shall not be deemed to have knowledge of any Event of Default unless the Guarantee Trustee shall have received written notice from the Guarantor or a Holder of the Capital Securities (except in the case of a payment default), or a Responsible Officer of the Guarantee Trustee charged with the administration of this Guarantee shall have obtained actual knowledge thereof.

ARTICLE III

GUARANTEE TRUSTEE

     Section 3.1.    Guarantee Trustee; Eligibility.

      (a)     There shall at all times be a Guarantee Trustee which shall:

                  (i)      not be an Affiliate of the Guarantor, and

                  (ii)     be a corporation organized and doing business under the laws of the United States of America or any State or Territory thereof or of the District of Columbia, or Person authorized under such laws to exercise corporate trust powers, having a combined capital and surplus of at least 50 million U.S. dollars ($50,000,000), and subject to supervision or examination by Federal, State, Territorial or District of Columbia authority. If such corporation publishes reports of condition at least annually, pursuant to law or to the requirements of the supervising or examining authority referred to above, then, for the purposes of this Section 3.1(a)(ii), the combined capital and surplus of such corporation shall be deemed to be its combined capital and surplus as set forth in its most recent report of condition so published.

     (b)     If at any time the Guarantee Trustee shall cease to be eligible to so act under Section 3.1(a), the Guarantee Trustee shall immediately resign in the manner and with the effect set out in Section 3.2(c) .

     (c)     If the Guarantee Trustee has or shall acquire any "conflicting interest" within the meaning of Section 310(b) of the Trust Indenture Act, the Guarantee Trustee shall either eliminate such interest or resign to the extent and in the manner provided by, and subject to this Guarantee.

      Section 3.2.    Appointment, Removal and Resignation of Guarantee Trustee.

      (a)      Subject to Section 3.2(b), the Guarantee Trustee may be appointed or removed without cause at any time by the Guarantor except during an Event of Default.

     (b)     The Guarantee Trustee shall not be removed in accordance with Section 3.2(a) until a Successor Guarantee Trustee has been appointed and has accepted such appointment by written instrument executed by such Successor Guarantee Trustee and delivered to the Guarantor.

     (c)     The Guarantee Trustee appointed to office shall hold office until a Successor Guarantee Trustee shall have been appointed or until its removal or resignation. The Guarantee Trustee may resign from office (without need for prior or subsequent accounting) by an instrument in writing executed by the Guarantee Trustee and delivered to the Guarantor, which resignation shall not take effect until a Successor Guarantee Trustee has been appointed and has accepted such appointment by an instrument in writing executed by such Successor Guarantee Trustee and delivered to the Guarantor and the resigning Guarantee Trustee.

     (d)     If no Successor Guarantee Trustee shall have been appointed and accepted appointment as provided in this Section 3.2 within 60 days after delivery of an instrument of removal or resignation, the Guarantee Trustee resigning or being removed may petition any court of competent jurisdiction for appointment of a Successor Guarantee Trustee. Such court may thereupon, after prescribing such notice, if any, as it may deem proper, appoint a Successor Guarantee Trustee.

     (e)     No Guarantee Trustee shall be liable for the acts or omissions to act of any Successor Guarantee Trustee.

     (f)     Upon termination of this Guarantee or removal or resignation of the Guarantee Trustee pursuant to this Section 3.2, the Guarantor shall pay to the Guarantee Trustee all amounts owing to the Guarantee Trustee under Sections 7.2 and 7.3 accrued to the date of such termination, removal or resignation.

ARTICLE IV

GUARANTEE

      Section 4.1.    Guarantee.

     (a)     The Guarantor irrevocably and unconditionally agrees to pay in full to the Holders the Guarantee Payments (without duplication of amounts theretofore paid by the Issuer), as and when due, regardless of any defense (except the defense of payment by the Issuer), right of set-off or counterclaim that the Issuer may have or assert. The Guarantor's obligation to make a Guarantee Payment may be satisfied by direct payment of the required amounts by the Guarantor to the Holders or by causing the Issuer to pay such amounts to the Holders.

     (b)     The Guarantor hereby also agrees to assume any and all Obligations of the Issuer and in the event any such Obligation is not so assumed, subject to the terms and conditions hereof, the Guarantor hereby irrevocably and unconditionally guarantees to each Beneficiary the full payment, when and as due, of any and all Obligations to such Beneficiaries. This Guarantee is intended to be for the benefit of, and to be enforceable by, all such Beneficiaries, whether or not such Beneficiaries have received notice hereof.

     Section 4.2.     Waiver of Notice and Demand.     The Guarantor hereby waives notice of acceptance of this Guarantee and of any liability to which it applies or may apply, presentment, demand for payment, any right to require a proceeding first against the Issuer or any other Person before proceeding against the Guarantor, protest, notice of nonpayment, notice of dishonor, notice of redemption and all other notices and demands.

     Section 4.3.     Obligations Not Affected.     The obligations, covenants, agreements and duties of the Guarantor under this Guarantee shall in no way be affected or impaired by reason of the happening from time to time of any of the following:

     (a)     the release or waiver, by operation of law or otherwise, of the performance or observance by the Issuer of any express or implied agreement, covenant, term or condition relating to the Capital Securities to be performed or observed by the Issuer;

     (b)     the extension of time for the payment by the Issuer of all or any portion of the Distributions, Redemption Price, Special Redemption Price, Liquidation Distribution or any other sums payable under the terms of the Capital Securities or the extension of time for the performance of any other obligation under, arising out of or in connection with, the Capital Securities (other than an extension of time for payment of Distributions, Redemption Price, Special Redemption Price, Liquidation Distribution or other sum payable that results from the extension of any interest payment period on the Debentures or any extension of the maturity date of the Debentures permitted by the Indenture);

     (c)     any failure, omission, delay or lack of diligence on the part of the Holders to enforce, assert or exercise any right, privilege, power or remedy conferred on the Holders pursuant to the terms of the Capital Securities, or any action on the part of the Issuer granting indulgence or extension of any kind;

     (d)     the voluntary or involuntary liquidation, dissolution, sale of any collateral, receivership, insolvency, bankruptcy, assignment for the benefit of creditors, reorganization, arrangement, composition or readjustment of debt of, or other similar proceedings affecting, the Issuer or any of the assets of the Issuer;

        (e)     any invalidity of, or defect or deficiency in, the Capital Securities;

        (f)     the settlement or compromise of any obligation guaranteed hereby or hereby incurred; or

        (g)     any other circumstance whatsoever that might otherwise constitute a legal or equitable discharge or defense of a guarantor, it being the intent of this Section 4.3 that the obligations of the Guarantor hereunder shall be absolute and unconditional under any and all circumstances.

       There shall be no obligation of the Holders to give notice to, or obtain consent of, the Guarantor with respect to the happening of any of the foregoing.

       Section 4.4.      Rights of Holders.

       (a)     The Holders of a Majority in liquidation amount of the Capital Securities have the right to direct the time, method and place of conducting any proceeding for any remedy available to the Guarantee Trustee in respect of this Guarantee or to direct the exercise of any trust or power conferred upon the Guarantee Trustee under this Guarantee; provided, however, that (subject to Section 2.1) the Guarantee Trustee shall have the right to decline to follow any such direction if the Guarantee Trustee being advised by counsel determines that the action or proceeding so directed may not lawfully be taken or if the Guarantee Trustee in good faith by its board of directors or trustees, executive committees or a trust committee of directors or trustees and/or Responsible Officers shall determine that the action or proceedings so directed would involve the Guarantee Trustee in personal liability.

       (b)     Any Holder of Capital Securities may institute a legal proceeding directly against the Guarantor to enforce the Guarantee Trustee's rights under this Guarantee, without first instituting a legal proceeding against the Issuer, the Guarantee Trustee or any other Person. The Guarantor waives any right or remedy to require that any such action be brought first against the Issuer, the Guarantee Trustee or any other Person before so proceeding directly against the Guarantor.

       Section 4.5.     Guarantee of Payment.     This Guarantee creates a guarantee of payment and not of collection.

       Section 4.6.     Subrogation.     The Guarantor shall be subrogated to all (if any) rights of the Holders of Capital Securities against the Issuer in respect of any amounts paid to such Holders by the Guarantor under this Guarantee; provided, however, that the Guarantor shall not (except to the extent required by mandatory provisions of law) be entitled to enforce or exercise any right that it may acquire by way of subrogation or any indemnity, reimbursement or other agreement, in all cases as a result of payment under this Guarantee, if, after giving effect to any such payment, any amounts are due and unpaid under this Guarantee. If any amount shall be paid to the Guarantor in violation of the preceding sentence, the Guarantor agrees to hold such amount in trust for the Holders and to pay over such amount to the Holders.

       Section 4.7.     Independent Obligations.     The Guarantor acknowledges that its obligations hereunder are independent of the obligations of the Issuer with respect to the Capital Securities and that the Guarantor shall be liable as principal and as debtor hereunder to make Guarantee Payments pursuant to the terms of this Guarantee notwithstanding the occurrence of any event referred to in subsections (a) through (g), inclusive, of Section 4.3 hereof.

       Section 4.8.     Enforcement by a Beneficiary.     A Beneficiary may enforce the obligations of the Guarantor contained in Section 4.1(b) directly against the Guarantor and the Guarantor waives any right or remedy to require that any action be brought against the Issuer or any other person or entity before proceeding against the Guarantor. The Guarantor shall be subrogated to all rights (if any) of any Beneficiary against the Issuer in respect of any amounts paid to the Beneficiaries by the Guarantor under this Guarantee; provided, however, that the Guarantor shall not (except to the extent required by mandatory provisions of law) be entitled to enforce or exercise any rights that it may acquire by way of subrogation or any indemnity, reimbursement or other agreement, in all cases as a result of payment under this Guarantee, if at the time of any such payment, and after giving effect to such payment, any amounts are due and unpaid under this Guarantee.

ARTICLE V

LIMITATION OF TRANSACTIONS; SUBORDINATION

       Section 5.1.     Limitation of Transactions.     So long as any Capital Securities remain outstanding, if (a) there shall have occurred and be continuing an Event of Default or a Declaration Event of Default or (b) the Guarantor shall have selected an Extension Period as provided in the Declaration and such period, or any extension thereof, shall have commenced and be continuing, then the Guarantor shall not and shall not permit any Affiliate to (x) declare or pay any dividends or distributions on, or redeem, purchase, acquire, or make a liquidation payment with respect to, any of the Guarantor's or such Affiliate's capital stock (other than payments of dividends or distributions to the Guarantor) or make any guarantee payments with respect to the foregoing or (y) make any payment of principal of or interest or premium, if any, on or repay, repurchase or redeem any debt securities of the Guarantor or any Affiliate that rank pari passu in all respects with or junior in interest to the Debentures (other than, with respect to clauses (x) and (y) above, (i) repurchases, redemptions or other acquisitions of shares of capital stock of the Guarantor in connection with any employment contract, benefit plan or other similar arrangement with or for the benefit of one or more employees, officers, directors or consultants, in connection with a dividend reinvestment or stockholder stock purchase plan or in connection with the issuance of capital stock of the Guarantor (or securities convertible into or exercisable for such capital stock) as consideration in an acquisition transaction entered into prior to the occurrence of the Event of Default, Declaration Event of Default or Extension Period, as applicable, (ii) as a result of any exchange or conversion of any class or series of the Guarantor's capital stock (or any capital stock of a subsidiary of the Guarantor) for any class or series of the Guarantor's capital stock or of any class or series of the Guarantor's indebtedness for any class or series of the Guarantor's capital stock, (iii) the purchase of fractional interests in shares of the Guarantor's capital stock pursuant to the conversion or exchange provisions of such capital stock or the security being converted or exchanged, (iv) any declaration of a dividend in connection with any stockholders' rights plan, or the issuance of rights, stock or other property under any stockholders' rights plan, or the redemption or repurchase of rights pursuant thereto, (v) any dividend in the form of stock, warrants, options or other rights where the dividend stock or the stock issuable upon exercise of such warrants, options or other rights is the same stock as that on which the dividend is being paid or ranks pari passu with or junior to such stock and any cash payments in lieu of fractional shares issued in connection therewith, or (vi) payments under this Guarantee).

       Section 5.2.     Ranking.     This Guarantee will constitute an unsecured obligation of the Guarantor and will rank subordinate and junior in right of payment to all present and future Senior Indebtedness (as defined in the Indenture) of the Guarantor. By their acceptance thereof, each Holder of Capital Securities agrees to the foregoing provisions of this Guarantee and the other terms set forth herein.

      The right of the Guarantor to participate in any distribution of assets of any of its subsidiaries upon any such subsidiary's liquidation or reorganization or otherwise is subject to the prior claims of creditors of that subsidiary, except to the extent the Guarantor may itself be recognized as a creditor of that subsidiary. Accordingly, the Guarantor's obligations under this Guarantee will be effectively subordinated to all existing and future liabilities of the Guarantor's subsidiaries, and claimants should look only to the assets of the Guarantor for payments hereunder. This Guarantee does not limit the incurrence or issuance of other secured or unsecured debt of the Guarantor, including Senior Indebtedness of the Guarantor, under any indenture that the Guarantor may enter into in the future or otherwise.

ARTICLE VI

TERMINATION

       Section 6.1.     Termination.     This Guarantee shall terminate as to the Capital Securities (i) upon full payment of the Redemption Price or Special Redemption Price of all Capital Securities then outstanding, (ii) upon the distribution of all of the Debentures to the Holders of all of the Capital Securities or (iii) upon full payment of the amounts payable in accordance with the Declaration upon dissolution of the Issuer. This Guarantee will continue to be effective or will be reinstated, as the case may be, if at any time any Holder of Capital Securities must restore payment of any sums paid under the Capital Securities or under this Guarantee.

ARTICLE VII

INDEMNIFICATION

        Section 7.1.     Exculpation.

     (a)     No Indemnified Person shall be liable, responsible or accountable in damages or otherwise to the Guarantor or any Covered Person for any loss, damage or claim incurred by reason of any act or omission performed or omitted by such Indemnified Person in good faith in accordance with this Guarantee and in a manner that such Indemnified Person reasonably believed to be within the scope of the authority conferred on such Indemnified Person by this Guarantee or by law, except that an Indemnified Person shall be liable for any such loss, damage or claim incurred by reason of such Indemnified Person's negligence or willful misconduct with respect to such acts or omissions.

     (b)     An Indemnified Person shall be fully protected in relying in good faith upon the records of the Issuer or the Guarantor and upon such information, opinions, reports or statements presented to the Issuer or the Guarantor by any Person as to matters the Indemnified Person reasonably believes are within such other Person's professional or expert competence and who, if selected by such Indemnified Person, has been selected with reasonable care by such Indemnified Person, including information, opinions, reports or statements as to the value and amount of the assets, liabilities, profits, losses, or any other facts pertinent to the existence and amount of assets from which Distributions to Holders of Capital Securities might properly be paid.

      Section 7.2.    Indemnification.

     (a)     The Guarantor agrees to indemnify each Indemnified Person for, and to hold each Indemnified Person harmless against, any and all loss, liability, damage, claim or expense incurred without negligence or willful misconduct on the part of the Indemnified Person, arising out of or in connection with the acceptance or administration of the trust or trusts hereunder, including, but not limited to, the costs and expenses (including reasonable legal fees and expenses) of the Indemnified Person defending itself against, or investigating, any claim or liability in connection with the exercise or performance of any of the Indemnified Person's powers or duties hereunder. The obligation to indemnify as set forth in this Section 7.2 shall survive the resignation or removal of the Guarantee Trustee and the termination of this Guarantee.

     (b)     Promptly after receipt by an Indemnified Person under this Section 7.2 of notice of the commencement of any action, such Indemnified Person will, if a claim in respect thereof is to be made against the Guarantor under this Section 7.2, notify the Guarantor in writing of the commencement thereof; but the failure so to notify the Guarantor (i) will not relieve the Guarantor from liability under paragraph (a) above unless and to the extent that the Guarantor did not otherwise learn of such action and such failure results in the forfeiture by the Guarantor of substantial rights and defenses and (ii) will not, in any event, relieve the Guarantor from any obligations to any Indemnified Person other than the indemnification obligation provided in paragraph (a) above. The Guarantor shall be entitled to appoint counsel of the Guarantor's choice at the Guarantor's expense to represent the Indemnified Person in any action for which indemnification is sought (in which case the Guarantor shall not thereafter be responsible for the fees and expenses of any separate counsel retained by the Indemnified Person or Persons except as set forth below); provided, however, that such counsel shall be reasonably satisfactory to the Indemnified Person. Notwithstanding the Guarantor's election to appoint counsel to represent the Guarantor in an action, the Indemnified Person shall have the right to employ separate counsel (including local counsel), and the Guarantor shall bear the reasonable fees, costs and expenses of such separate counsel if (i) the use of counsel chosen by the Guarantor to represent the Indemnified Person would present such counsel with a conflict of interest, (ii) the actual or potential defendants in, or targets of, any such action include both the Indemnified Person and the Guarantor and the Indemnified Person shall have reasonably concluded that there may be legal defenses available to it and/or other Indemnified Person(s) which are different from or additional to those available to the Guarantor, (iii) the Guarantor shall not have employed counsel satisfactory to the Indemnified Person to represent the Indemnified Person within a reasonable time after notice of the institution of such action or (iv) the Guarantor shall authorize the Indemnified Person to employ separate counsel at the expense of the Guarantor. The Guarantor will not, without the prior written consent of the Indemnified Persons, settle or compromise or consent to the entry of any judgment with respect to any pending or threatened claim, action, suit or proceeding in respect of which indemnification or contribution may be sought hereunder (whether or not the Indemnified Persons are actual or potential parties to such claim or action) unless such settlement, compromise or consent includes an unconditional release of each Indemnified Person from all liability arising out of such claim, action, suit or proceeding.

      Section 7.3.     Compensation; Reimbursement of Expenses. The Guarantor agrees:

     (a)     to pay to the Guarantee Trustee from time to time such compensation for all services rendered by it hereunder as the parties shall agree to from time to time (which compensation shall not be limited by any provision of law in regard to the compensation of a trustee of an express trust); and

     (b)     except as otherwise expressly provided herein, to reimburse the Guarantee Trustee upon request for all reasonable expenses, disbursements and advances incurred or made by it in accordance with any provision of this Guarantee (including the reasonable compensation and the expenses and disbursements of its agents and counsel), except any such expense, disbursement or advance as may be attributable to its negligence or willful misconduct.

     For purposes of clarification, this Section 7.3 does not contemplate the payment by the Guarantor of acceptance or annual administration fees owing to the Guarantee Trustee for services to be provided by the Guarantee Trustee under this Guarantee or the fees and expenses of the Guarantee Trustee's counsel in connection with the closing of the transactions contemplated by this Guarantee. The provisions of this Section 7.3 shall survive the resignation or removal of the Guarantee Trustee and the termination of this Guarantee.

ARTICLE VIII

MISCELLANEOUS

     Section 8.1.     Successors and Assigns.     All guarantees and agreements contained in this Guarantee shall bind the successors, assigns, receivers, trustees and representatives of the Guarantor and shall inure to the benefit of the Holders of the Capital Securities then outstanding. Except in connection with any merger or consolidation of the Guarantor with or into another entity or any sale, transfer or lease of the Guarantor's assets to another entity, in each case, to the extent permitted under the Indenture, the Guarantor may not assign its rights or delegate its obligations under this Guarantee without the prior approval of the Holders of at least a Majority in liquidation amount of the Capital Securities.

     Section 8.2.     Amendments.     Except with respect to any changes that do not adversely affect the rights of Holders of the Capital Securities in any material respect (in which case no consent of Holders will be required), this Guarantee may be amended only with the prior approval of the Holders of not less than a Majority in liquidation amount of the Capital Securities. The provisions of the Declaration with respect to amendments thereof apply to the giving of such approval.

     Section 8.3.     Notices.     All notices provided for in this Guarantee shall be in writing, duly signed by the party giving such notice, and shall be delivered, telecopied or mailed by first class mail, as follows:

     (a)     If given to the Guarantee Trustee, at the Guarantee Trustee's mailing address set forth below (or such other address as the Guarantee Trustee may give notice of to the Holders of the Capital Securities and the Guarantor):

Wilmington Trust Company Rodney Square North 1100 North Market Street Wilmington, Delaware 19890-1600 Attention: Corporate Trust Administration Telecopy: 302-636-4140

     (b)     If given to the Guarantor, at the Guarantor's mailing address set forth below (or such other address as the Guarantor may give notice of to the Holders of the Capital Securities and to the Guarantee Trustee):

PremierWest Bancorp 503 Airport Road Medford, Oregon 97504 Attention: Tom Anderson Telecopy: 541-618-6001

     (c)     If given to any Holder of the Capital Securities, at the address set forth on the books and records of the Issuer.

     All such notices shall be deemed to have been given when received in person, telecopied with receipt confirmed, or mailed by first class mail, postage prepaid, except that if a notice or other document is refused delivery or cannot be delivered because of a changed address of which no notice was given, such notice or other document shall be deemed to have been delivered on the date of such refusal or inability to deliver.

     Section 8.4.     Benefit.     This Guarantee is solely for the benefit of the Beneficiaries and, subject to Section 2.1(a), is not separately transferable from the Capital Securities.

     Section 8.5.     Governing Law.     THIS GUARANTEE SHALL BE GOVERNED BY, AND CONSTRUED AND INTERPRETED IN ACCORDANCE WITH, THE LAW OF THE STATE OF NEW YORK, WITHOUT REGARD TO CONFLICT OF LAWS PRINCIPLES THEREOF (OTHER THAN SECTION 5-1401 OF THE NEW YORK GENERAL OBLIGATIONS LAW).

     Section 8.6.     Counterparts.     This Guarantee may be executed in one or more counterparts, each of which shall be an original, but all of which taken together shall constitute one and the same instrument.

     Section 8.7     Separability.     In case one or more of the provisions contained in this Guarantee shall for any reason be held to be invalid, illegal or unenforceable in any respect, such invalidity, illegality or unenforceability shall not affect any other provisions of this Guarantee, but this Guarantee shall be construed as if such invalid or illegal or unenforceable provision had never been contained herein.

Signatures appear on the following page

        THIS GUARANTEE is executed as of the day and year first above written.

PREMIERWEST BANCORP, as Guarantor By: /s/ John L. Anhorn President and CEO

WILMINGTON TRUST COMPANY, as Guarantee By: /s/ Christopher J. Monigle Assistant Vice President

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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: July 29, 2005	/s/ John L. Anhorn
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

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: July 29, 2005	/s/ Tom Anderson
Tom Anderson
Senior Vice President and Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of PremierWest Bancorp (the "Company") on Form 10-Q for the quarter ended June 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John Anhorn, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

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

/s/ John Anhorn John Anhorn President and Chief Executive Officer July 29, 2005

EXHIBIT 32.2

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of PremierWest Bancorp (the "Company") on Form 10-Q for the quarter ended June 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Tom Anderson, Senior Vice-President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

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

/s/ Tom Anderson Tom Anderson Senior Vice-President and Chief Financial Officer July 29, 2005