Form 10-K/A
period 2004-12-31
PREMIERWEST BANCORP
filed 2005-08-30
CIK 1102287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 2

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

EXPLANATORY NOTE

        On March 16, 2005, PremierWest Bancorp filed its Annual Report on Form 10-K for its fiscal year ended December 31, 2004 (the "2004 Form 10-K"), and filed Amendment No. 1 on March 29, 2005 to file corrected Section 302 Certifications and a corrected consent of the registrant's independent registered public accounting firm.  The purpose of this amendment is to correct (solely to include signatures) the reports of the independent registered public accounting firm with respect to the registrant's audited financial statements and with respect to management's assessment of internal controls over financial reporting.  No other amendments or changes are or were made to the 2004 Form 10-K, which is set forth herein in its entirety.

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

PREMIERWEST BANCORP (Registrant)

By:	/s/ Tom Anderson	Date: August 29, 2005
Tom Anderson, Chief Financial Officer, and Principal Accounting Officer

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

/s/ Moss Adams LLP
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

/s/ Moss Adams LLP
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

Exhibit 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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
August 29, 2005

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

Date: August 29, 2005                                                                       /s/ JOHN L. ANHORN
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

Date: August 29, 2005                                                                       /s/ TOM ANDERSON
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

Date:	August 29, 2005	/s/ JOHN L. ANHORN
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

Date:	August 29, 2005	/s/ TOM ANDERSON
Tom Anderson
Chief Financial Officer and Principal
Accounting Officer