Form 10-Q
period 2005-09-30
PREMIERWEST BANCORP
filed 2005-10-26
CIK 1102287

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[Mark One]
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2005
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
                                                                                                    Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common stock, no par value: 15,369,087 shares as of October 25, 2005

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PREMIERWEST BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in 000’s)
(UNAUDITED)

ASSETS
September 30,		December 31,
	2005	2004

Cash and cash equivalents:
Cash and due from banks	$33,659	$21,084
Federal funds sold	3,055	15,350

Total cash and cash equivalents	36,714	36,434

Interest-bearing deposits with Federal Home Loan Bank	181	21

Investments:
Investment securities available-for-sale, at fair market value	5,344	6,515
Investment securities held-to-maturity, at amortized cost	10,258	11,087
Restricted equity securities	1,865	1,599

Total investments	17,467	19,201

Mortgage loans held-for-sale, at cost, which approximates market	199	533
Loans, net of allowance for loan losses and deferred loan fees	765,128	678,594

Total loans	765,327	679,127

Premises and equipment, net of accumulated depreciation
and amortization	30,255	27,922
Core deposit intangibles, net of amortization	2,628	2,997
Goodwill	19,566	19,566
Accrued interest and other assets	18,245	19,177

TOTAL ASSETS	$890,383	$804,445

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits:
Demand	$207,223	$183,845
Interest-bearing demand and savings	347,720	324,834
Time	211,307	180,306

Total deposits	766,250	688,985

Federal Home Loan Bank borrowings	1,940	2,419
Junior subordinated debentures	15,464	15,464
Accrued interest and other liabilities	6,920	6,997

Total liabilities	790,574	713,865

COMMITMENTS AND CONTINGENCIES (Note 7)
SHAREHOLDERS' EQUITY
Series A Preferred Stock, no par value, 1,000,000 shares
authorized, 11,000 shares issued and outstanding	9,590	9,590
Common stock - no par value; 50,000,000 shares authorized;
15,367,096 shares issued and outstanding (14,612,332 in 2004)	73,191	62,482
Retained earnings	16,872	18,224
Accumulated other comprehensive income, net of taxes	156	284

Total shareholders' equity	99,809	90,580

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$890,383	$804,445

See accompanying notes.

PREMIERWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in 000’s, Except for Earnings per Share Data)
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004

INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$15,014	$10,908	$40,937	$29,957
Interest on investments:
Taxable	40	68	142	317
Nontaxable	104	123	321	404
Interest on federal funds sold	71	112	165	358
Other interest and dividends	1	16	5	57

Total interest and dividend income	15,230	11,227	41,570	31,093

INTEREST EXPENSE
Deposits:
Interest-bearing demand and savings	960	528	2,637	1,376
Time	1,597	935	4,074	2,787
Borrowed funds:
Federal funds purchased and repurchase agreements	10	-	39	5
Federal Home Loan Bank borrowings	130	87	325	448
Junior subordinated debentures	216	-	655	-

Total interest expense	2,913	1,550	7,730	4,616

Net Interest Income	12,317	9,677	33,840	26,477

LOAN LOSS PROVISION	-	150	150	650

Net interest income after loan loss provision	12,317	9,527	33,690	25,827

NONINTEREST INCOME
Service charges on deposits accounts	706	694	2,028	1,946
Mortgage loan brokerage and other fees	329	263	928	843
Investment brokerage and annuity fees	264	222	888	722
Other commissions and fees	346	372	1,022	986
Gains on sales on investment securities, net	3	-	3	1
Other noninterest income	207	136	613	436

Total noninterest income	1,855	1,687	5,482	4,934

NONINTEREST EXPENSE
Salaries and employee benefits	4,944	4,104	14,234	11,809
Net occupancy and equipment	1,413	1,247	4,142	3,676
Communications	388	389	1,140	1,083
Professional fees	261	331	830	760
Advertising	286	265	720	660
Other	1,280	1,257	3,524	3,273

Total noninterest expense	8,572	7,593	24,590	21,261

INCOME BEFORE PROVISION FOR INCOME TAXES	5,600	3,621	14,582	9,500

PROVISION FOR INCOME TAXES	2,097	1,195	5,195	3,135

NET INCOME	$3,503	$2,426	$9,387	$6,365

EARNINGS PER COMMON SHARE:
BASIC	$0.22	$0.15	$0.60	$0.41

DILUTED	$0.21	$0.15	$0.56	$0.39

See accompanying notes.

PREMIERWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in 000’s)
(UNAUDITED)

						Accumulated
	Preferred Stock		Common Stock			Other	Total
					Retained	Comprehensive	Shareholders'	Comprehensive
	Shares	Amount	Shares	Amount	Earnings	Income	Equity	Income

BALANCE - JANUARY 1, 2004	11,000	$9,590	12,162,026	$ 38,260	$ 16,463	$438	$64,751
Comprehensive income:
Net income	-	-	-	-	6,365	-	6,365	$6,365
Unrealized losses
on investment securities
available-for-sale of $78
(net of taxes of $40)	-	-	-	-	-	(78)	(78)	(78)

Comprehensive income								$6,287

Common stock issued to shareholders
of Mid Valley Bank	-	-	1,697,473	16,805	-	-	16,805
Preferred stock dividend declared	-	-	-	-	(206)	-	(206)
5% stock dividend	-	-	692,698	7,072	(7,072)	-	-
Stock options exercised	-	-	39,254	145	-	-	145
Income tax benefit of stock options
exercised	-	-	-	38	-	-	38

BALANCE - SEPTEMBER 30, 2004	11,000	$9,590	14,591,451	$ 62,320	$ 15,550	$360	$87,820

BALANCE - JANUARY 1, 2005	11,000	$9,590	14,612,332	$ 62,482	$ 18,224	$284	$90,580
Comprehensive income:
Net income	-	-	-	-	9,387	-	9,387	$9,387
Unrealized losses
on investment securities
available-for-sale of $29
(net of taxes of $15)	-	-	-	-	-	(29)	(29)	(29)
Amortization of unrealized gains
for investment securities
transferred to held-to-maturity
of $99 (net of taxes of $51)	-	-	-	-	-	(99)	(99)	(99)

Comprehensive income								$9,259

Preferred stock dividend declared	-	-	-	-	(206)	-	(206)
5% stock dividend	-	-	730,756	10,523	(10,523)	-	-
Cash paid for fractional shares					(10)		(10)
Stock options exercised	-	-	24,008	145	-	-	145
Income tax benefit of stock options
exercised	-	-	-	41	-	-	41

BALANCE - SEPTEMBER 30, 2005	11,000	$9,590	15,367,096	$ 73,191	$ 16,872	$156	$99,809

See accompanying notes.

PREMIERWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in 000’s)
(UNAUDITED)
	For the Nine Months Ended

	September 30,	September 30,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,387	$6,365
Adjustments to reconcile net income to net cash
from operating activities:
Depreciation and amortization	2,352	1,793
Loan loss provision	150	650
Deferred income taxes	16	(395)
Amortization of premiums (accretion of discounts)
on investment securities, net	43	110
Funding of loans held-for-sale	(13,939)	(12,082)
Proceeds from sales of loans held-for-sale	14,456	12,900
Gain on sale of loans held-for-sale	(183)	(134)
Restricted equity security stock dividends	(6)	(52)
Gains on sales of premises and equipment	(14)	(7)
Losses on sales of other real estate owned	-	286
Gains on sales of investment securities, net	(3)	(1)
Changes in accrued interest receivable/payable and other
assets/liabilities	269	1,152

Net cash from operating activities	12,528	10,585

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities available-for-sale	1,000	38,566
Proceeds from sales of investment securities held-to-maturity	153	-
Proceeds from calls and maturities of investment
securities available-for-sale	83	11,876
Proceeds from calls and maturities of investment
securities held-to-maturity	580	-
Proceeds from redemption of restricted equity securities	-	340
Purchase of restricted equity securities	(260)
Increase in interest-bearing deposits with Federal Home Loan Bank	(160)	(313)
Loan originations, net	(86,684)	(73,447)
Purchase of premises and equipment, net	(4,302)	(2,403)
Proceeds from the sale of other real estate owned	421	675
Cash and cash equivalents received in acquisition of Mid Valley Bank,
net of cash paid of $9,813 and acquisition costs of $627	-	6,817
Increase in other investments	-	5
Proceeds from sale of premises and equipment	-	40

Net cash from investing activities	(89,169)	(17,844)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	77,265	30,311
Net decrease in Federal Home Loan Bank borrowings	(479)	(20,479)
Net decrease in securities sold under agreements to repurchase	-	(3,401)
Proceeds from exercise of stock options	145	145
Cash paid for fractional shares relating to stock dividend	(10)	-

Net cash from financing activities	76,921	6,576

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	280	(683)
CASH AND CASH EQUIVALENTS - Beginning of the period	36,434	50,349

CASH AND CASH EQUIVALENTS - End of the period	$36,714	$49,666

SUPPLEMENTAL DISCOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$6,975	$4,712

Cash paid for taxes	$5,533	$1,908

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
Transfer of loans to other real estate owned	$-	$34

Preferred stock dividend declared	$206	$206

Transfer securities from Available For Sale to Hold To Maturity classification	$-	$12,262

Income tax benefit of stock options exercised	$41	$38

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

The Bank conducts a general commercial banking business operating in Jackson, Josephine, Douglas, and Klamath counties of southern Oregon, Deschutes County in central Oregon and Siskiyou, Shasta, Tehama, Butte, Placer and Yolo counties of northern California. Its activities include the usual lending and deposit functions of a commercial bank including commercial, real estate, installment, and mortgage loans; checking, time deposit, and savings accounts; mortgage loan brokerage services; automated teller machines (ATMs); and safe deposit facilities.

Basis of presentation - The consolidated financial statements include the accounts of PremierWest Bancorp and its wholly-owned subsidiary PremierWest Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

The interim consolidated financial statements are not audited, but include all adjustments that management considers necessary for a fair presentation of the results of operations for such interim periods. All such adjustments are considered normal and recurring in nature.

The statement of income data for the nine-month period ending September 30, 2004 includes the acquired operations of Mid Valley Bank from the acquisition date (January 23, 2004) through September 30, 2004.

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

Elements of our accounting policies are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, management has identified certain policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of our consolidated financial statements. These policies relate primarily to the determination of our allowance for loan losses and the valuation of goodwill and other intangible assets.

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

Stock dividends - On March 22, 2005, the Company declared a 5% stock dividend payable on June 27, 2005 to its shareholders of record on June 1, 2005. On March 1, 2004, the Company declared a 5% stock dividend payable on June 21, 2004 to its shareholders of record on May 28, 2004. Share and per share data in the accompanying consolidated financial statements have been retroactively restated to reflect these stock dividends.

NOTE 2 - STOCK BASED COMPENSATION

Stock options - The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plans. SFAS No. 123, "Accounting for Stock-Based Compensation," requires companies, such as the Bank, that use the intrinsic value method to account for employee stock options, to provide pro forma disclosures of the net income and earnings per share effect of applying the fair value based method of accounting for stock options.

The effect of applying the fair value based method to stock options granted during the nine months ended September 30, 2005 and 2004 resulted in an estimated weighted average grant date fair value of $2.74 for the three and nine months ended September 30, 2005, and $2.51 for the three and nine months ended September 30, 2004. Had compensation costs been determined consistent with SFAS 123, the Company's net income, earnings per common share, and diluted earnings per common share for the quarter and nine months ended September 30, 2005 and 2004 would have been as follows: (Dollars in 000s, except per share amounts)

	FOR THE THREE MONTHS ENDED			FOR THE NINE MONTHS ENDED

	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

NET INCOME, as reported	$3,503	$2,426	$9,387	$6,365
Less: Stock-based compensation expense determined
under the fair value based method, net of tax	$(25)	$(24)	$(61)	$(57)

Pro forma net income	$3,478	$2,402	$9,326	$6,308

Earnings Per Share:
Basic - as reported	$0.22	$0.15	$0.60	$0.41
Basic - pro forma	$0.22	$0.15	$0.59	$0.40
Diluted - as reported	$0.21	$0.15	$0.56	$0.39
Diluted - pro forma	$0.21	$0.14	$0.56	$0.39

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for September 30, 2005 and 2004:

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED

	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Dividend yield	5.0%	5.0%	5.0%	5.0%
Expected life (years)	7.50	7.75	7.50	7.75
Expected volatility	39%	40%	39%	40%
Risk-free rate	4.4%	3.4%	4.4%	3.4%

NOTE 3 - INVESTMENT SECURITIES

Investment securities at September 30, 2005 and December 31, 2004 consisted of the following: (Dollars in 000's)

			2005

		Gross		Gross	Estimated
	Amortized	unrealized		unrealized	fair
	cost	gains		losses	value

Available-for-sale:
U.S. Government and agency securities	$4,064	$-		$(81)	$3,983
Mortgage-backed securities and collateralized
mortgage obligations	357	3		(1)	359
Corporate bonds	1,000	2			1,002

Total	$5,421	$5		$(82)	$5,344

Held-to-maturity:
Obligations of states and political subdivisions	$ 10,258	$9		$(57)	$ 10,210

Restricted equity securities	$1,865	$-		$-	$1,865

			2004

		Gross		Gross	Estimated
	Amortized	unrealized		unrealized	fair
	cost	gains		losses	value

Available-for-sale
U.S. Government and agency securities	$4,106	$-		$(72)	$4,034
Mortgage-backed securities and collateralized
mortgage obligations	442	6		(2)	446
Corporate bonds	2,000	35		-	2,035

Total	$6,548	$41		$(74)	$6,515

Held-to-maturity:
Obligations of states and political subdivisions	$ 11,087	$100		$(7)	$ 11,180

Restricted equity securities	$1,599	$-		$-	$1,599

During the third quarter of 2004, the Bank reclassified obligations of state and political subdivision securities from available-for-sale to held-to-maturity to more accurately reflect the purpose and intent in holding these securities for long-term pledging requirements. The unrealized holding gains at the time of transfer were $335,000, net of deferred taxes of $224,000, and are being amortized as an adjustment to yield over the estimated remaining lives of the underlying securities. This is offset by the amortization of a similar amount, recorded as accumulated other comprehensive income within shareholders' equity, from the date of transfer through the maturity date of each security transferred.

In response to the devastation caused by Hurricane Katrina upon the gulf coast region of the United States, management conducted a review of the Bank's municipal bond portfolio. The purpose of this review was to determine if any holdings within the portfolio, having geographic exposure to the gulf coast region and potentially suffering devastation that resulted from the occurrence of the hurricane, presented a level of credit risk that was unacceptable under the Bank's current investment policy. Management determined that a single bond in the Bank's held-to-maturity portfolio, having a net carrying value of $150,000, did present such a risk. The subject bond was subsequently sold, and resulted in a realized gain of $3,120 for the quarter ending September 30, 2005.

All unrealized losses reflected above have been the result of changes in interest rates subsequent to the purchase of the securities. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Bank has the ability and intent to hold these investments until a market price recovery is realized, or to maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.

At September 30, 2005, investment securities of $15.6 million were pledged to secure public deposits, certain nonpublic deposits, and borrowings.

NOTE 4 - LOANS, NON-PERFORMING ASSETS, AND ALLOWANCE FOR LOAN LOSSES

Loans as of September 30, 2005 and December 31, 2004 consisted of the following:
(Dollars in 000's)	2005	2004

Real estate-commercial	$ 332,353	$ 359,601
Real estate-construction	235,834	149,250
Real estate-residential	20,032	12,678
Commercial	115,918	94,560
Agricultural	17,856	19,031
Consumer	42,713	43,039
Other	13,444	11,769

Loans, gross	778,150	689,928

Less:
Allowance for loan losses	(10,857)	(9,171)
Deferred loan fees	(2,165)	(2,163)

	(13,022)	(11,334)

Loans, net	$ 765,128	$ 678,594

Activity in the allowance for loan losses for the nine months ended September 30, 2005 and September 30, 2004 was as follows:

(Dollars in 000's)	2005	2004

BALANCE, beginning of the period	$ 9,171	$ 5,466
Loans charged-off	(154)	(3,700)
Loan recoveries	1,690	294
Loan loss provision	150	650
Allowance for loan losses recorded with acquisition of Mid Valley Bank	-	6,085

BALANCE, end of the period	$ 10,857	$ 8,795

The following table summarizes non-performing assets as of September 30, 2005 and December 31, 2004:

(Dollars in 000's)	2005	2004

Loans on non-accrual status	$ 3,060	$ 1,890
Loans past due greater than 90 days but not on non-accrual status	6	26

Total non-performing loans	3,066	1,916
Other real estate owned	62	483

Total non-performing assets	$ 3,128	$ 2,399

Percentage of non-performing loans to total loans	0.40%	0.28%

Percentage of non-performing assets to total assets	0.35%	0.30%

NOTE 5 - LINE OF CREDIT AND OTHER BORROWINGS

The Company has a secured line of credit available with the Federal Home Loan Bank of Seattle (FHLB) under which it may borrow up to 10% of the Bank's total assets. The line of credit is secured by loans and securities, including restricted FHLB stock owned by the Company. As of September 30, 2005 and December 31, 2004, the Company had long-term advances outstanding against this line of credit aggregating $1.9 million and $2.4 million, respectively. Interest and principal payments under these long-term advances are due monthly and the Company was making monthly principal payments of approximately $53,000 plus accrued interest at the weighted average annual interest rate of 5.92% as of both September 30, 2005 and December 31, 2004. Of the $1.9 million in outstanding long-term advances, approximately $1.8 million matures August 2008 while the remaining $145,000 matures at various times through February 2014. As of September 30, 2005, the Company had pledged available collateral of approximately $44.8 million to support additional borrowings.

Additionally, as of September 30, 2005, the Company has approximately $106.0 million in available borrowings through lines of credit with certain correspondent banks and through the Federal Reserve Bank's discount window. No balances were outstanding as of September 30, 2005 and December 31, 2004.

NOTE 6 - JUNIOR SUBORDINATED DEBENTURES

On December 30, 2004, the Company established two wholly owned statutory business trusts (Trusts) that were formed to issue trust preferred securities and related common securities. The $15,464,000 junior subordinated debentures issued by the Company to the Trusts require quarterly interest-only payments and are reflected as junior subordinated debentures in the consolidated balance sheets. Common stock issued by the Trusts and held as an investment by the Company is recorded in other assets in the consolidated balance sheets. Following are the terms of the junior subordinated debentures as of September 30, 2005.

		Issued		Maturity	Redemption
Trust Name	Issue Date	Amount	Rate	Date	Date

PremierWest Statutory	December			December	December
Trust I (1)	2004	$ 7,732,000	5.65%	2034	2009

PremierWest Statutory	December			March	March
Trust II (2)	2004	$ 7,732,000	5.65%	2035	2010

(1)	PremierWest Statutory Trust I bears interest at the fixed rate of 5.65% until December 2009 at which time it converts to the variable rate of LIBOR + 1.75%, adjusted quarterly, through the final maturity date in December 2034.
(2)	PremierWest Statutory Trust II bears interest at the fixed rate of 5.65% until March 2010 at which time it converts to the variable rate of LIBOR + 1.79%, adjusted quarterly, through the final maturity date in March 2035.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve various levels and elements of credit and interest rate risk in excess of the amount recognized in the accompanying consolidated financial statements. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. As of September 30, 2005, the Company has $177.6 million of commitments to extend credit to customers and $10.0 million in standby letters of credit.

In the ordinary course of business, the Bank may become involved in various litigations arising from normal banking activities. In the opinion of management, the ultimate disposition of current actions will not have a material adverse effect on the Bank's consolidated financial position or results of operations.

NOTE 8 - EARNINGS PER SHARE

The Company's basic earnings per common share is computed by dividing net income, less dividends declared on convertible preferred stock, by the weighted average number of common shares outstanding during the period, retroactively adjusted for all stock dividends. The Company's diluted earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding plus dilutive common shares related to stock options and convertible preferred shares, retroactively adjusted for all stock dividends. The following summarizes the weighted average shares outstanding for the computation of basic and diluted shares as of September 30, 2005 and 2004.

Three-months ended September 30, 2005 and 2004:	2005	2004

Weighted average number of common shares:
Basic common shares	15,364,771	15,308,612
Diluted common shares	16,807,534	16,577,314

Nine-months ended September 30, 2005 and 2004:	2005	2004

Weighted average number of common shares:
Basic common shares	15,354,735	15,111,029
Diluted common shares	16,782,858	16,361,060

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

On September 30, 2004, the FASB issued a proposed Board-directed Staff Position, FSP EITF Issue 03-1-a, "Implementation Guidance for the Application of Paragraph 16," of EITF Issue No. 03-1. The proposed FSP will provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under paragraph 16 of EITF Issue 03-1. The Board has delayed the effective date to provide further implementation guidance. This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The delay of the effective date for paragraphs 10 through 20 of EITF Issue 03-1 will be superseded concurrent with the final issuance of FSP EITF Issue 03-1-a. Management does not anticipate adoption of EITF Issue 03-1-a or further amendments will have a significant impact upon PremierWest's consolidated financial statements.

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, Shared Based Payment, a revision to the previously issued guidance on accounting for stock options and other forms of equity-based compensation. SFAS No. 123R requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based forms of compensation issued to employees. For the Company, this standard will become effective on January 1, 2006. The company does not expect the impact of adoption of SFAS No. 123R on earnings per share will be materially different from the current fair value pro forma disclosure.

Companies may elect one of two methods for adoption of SFAS No. 123R. Under the modified prospective method, any awards that are granted or modified after the date of adoption will be measured and accounted for under the provisions of SFAS No. 123R. The unvested portion of previously granted awards will continue to be accounted for under SFAS No. 123, Accounting for Stock-Based Compensation, except that the compensation expense associated with the unvested portions will be recognized in the statement of income. Under the modified retrospective method, all amounts previously reported are restated to reflect the amounts in the SFAS No. 123 pro forma disclosure. The Company expects to make a decision with respect to the method of adoption during the fourth quarter of 2005.

In March 2005, the SEC issued Staff Accounting Bulletin ("SAB") No. 107 which expressed the views of the SEC regarding the interaction between SFAS No. 123R and certain SEC rules and regulations. SAB No. 107 provides guidance related to the valuation of share-based payment arrangements for public companies, including assumptions such as expected volatility and expected term. The Company is assessing the impact SAB No. 107 will have on its consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of the "safe-harbor" provisions of Sections 21D and 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on the beliefs of PremierWest Bancorp's (the Company) management and on assumptions made by management on the basis of information currently available. Other than for statements of historical fact, all statements about our financial position and results of operations, business strategy and management's plans and objectives for future operations are forward-looking statements. When used in this report, the words "anticipate," "believe," "estimate," "expect," and "intend" and words or phrases of similar meaning, as they relate to the Company or management, are intended in part to help identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements that include projections or management's expectations for revenues, income or expenses, earnings per share, capital expenditures, dividends, capital structure and other financial items; statements of the plans and objectives of the Company, its management or its board of directors, including the introduction of new products or services, plans for expansion, acquisitions or future growth and estimates or predictions of actions by customers, vendors, competitors or regulatory authorities; statements about future economic performance; and statements of assumptions underlying other statements about the Company and its business. Although management believes that the expectations reflected in forward-looking statements are reasonable, we can make no assurance that such expectations will prove correct. Forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements. These risks and uncertainties include factors that might inhibit our ability to maintain or expand our market share or our net interest margins and factors that could limit or delay implementation of our marketing and growth strategies. Further, actual results may be affected by our ability to compete on price and other factors with other financial institutions; customer acceptance of new products and services; localized economic conditions and events that disproportionately affect our business; and general trends in the banking industry, interest rate economy and regulatory environment. In addition, we face various risks inherent in the banking industry relating to collectibility of loans and changes in interest rates. Other risks include those identified from time to time in our past and future filings with the Securities and Exchange Commission. Note that this list of risks is not exhaustive, and risks identified are applicable as of the date made and cannot be updated.

OVERVIEW - The following includes management's discussion of the financial condition and results of operations for PremierWest Bancorp and its wholly owned subsidiary, PremierWest Bank, for the quarter and year-to-date periods ending September 30, 2005. The discussion should be read in conjunction with the consolidated financial statements and accompanying notes to the consolidated financial statements contained in this report as well as the Company's Form 10-K for the year ended December 31, 2004. For discussion purposes, management has made comparisons, as it deems appropriate, to other periods including the same interim periods in 2004 and the fiscal year ended December 31, 2004.

HIGHLIGHTS - For the third quarter ended September 30, 2005, the Company earned $3.5 million ($0.21 per diluted share), an increase of 44.39% compared to earnings of $2.4 million ($0.15 per diluted share) for the quarter ended September 30, 2004. For the year-to-date period ending September 30, 2005, the Company earned $9.4 million ($0.56 per diluted share) compared to $6.4 million ($0.39 per diluted share) for the same period ending September 30, 2004, an increase of 47.48% . Annualized return on average shareholders' equity was 14.21%, and return on average assets was 1.57% for the quarter ended September 30, 2005 as compared to an annualized return on average shareholders' equity of 11.18% and a return on average assets of 1.26% for the quarter ended September 30, 2004. At September 30, 2005 and December 31, 2004, loans, net of deferred loan fees, totaled $776.0 and $687.8 million, respectively, an increase of $88.2 million or 12.82% since year-end and an increase of $140.7 million or 22.15% when compared to loans, net of deferred loan fees, of $635.3 million as of September 30, 2004. Deposits totaled $766.3 million at September 30, 2005 compared to $689.0 million at December 31, 2004 and $670.9 million at September 30, 2004, representing a 11.21% increase since year-end and 14.22% compared to a year ago.

The growth in assets and earnings for the third quarter and year-to-date periods ending September 30, 2005, when compared to the same periods a year ago, continues to be a function of internal growth resulting from management's business strategy for building a dominant community banking franchise along the Interstate 5 corridor between Eugene, Oregon and Sacramento, California. This strategy remains focused on strengthening or expanding the Bank's position within existing markets, opening de novo start-up offices in new markets and seeking opportunities to grow by acquisition. Impacting quarter and year-to-date operating results, when compared to the same period a year ago, was the Company's acquisition of Mid Valley Bank on January 23, 2004; its entry into the new markets of Bend, Oregon and Woodland, California during the 4th quarter of 2004; and its entry into the Roseville, California market with a temporary loan production office during the 2nd quarter of 2005. The Bend, Woodland and Roseville offices are start-up operations requiring an investment in overhead for facilities and personnel in return for the expected increasing contribution to the overall profitability of the Bank. A permanent full-service Roseville office and a new full-service office in Eagle Point, Oregon, both opened in early October 2005. Previously announced expansion plans for 2005-2006 include new branch offices, in various stages of development, to be located in Shady Cove and Ashland, Oregon and Anderson, California.

FINANCIAL HIGHLIGHTS

The following table presents information regarding yields on interest-earning assets, rates paid on interest-bearing liabilities, net interest spreads, net yields on average interest-earning assets, returns on average assets and returns on average equity for the periods indicated.

Analysis for the three-month period ended			Increase
September 30, 2005 and 2004 (Dollars in 000's)	2005	2004	(Decrease)	%Change

Average fed funds sold and investments	$ 25,968	$55,002	$(29,034)	-52.79%
Average gross loans	776,096	623,305	152,791	24.51%
Average interest-earning assets	802,064	678,307	123,757	18.24%
Average interest-bearing liabilities	579,272	500,420	78,852	15.76%
Average total assets	889,859	769,100	120,759	15.70%
Average equity	98,631	86,771	11,860	13.67%
Average yield earned (1)	7.65%	6.68%	0.97	14.52%
Average rate paid (2)	1.49%	0.92%	0.57	61.96%

Net interest spread	6.16%	5.76%	0.40	6.94%

Net interest income to average
interest-earning assets (net interest
margin) (1)	6.20%	5.76%	0.44	7.64%
Return on average assets	1.57%	1.26%	0.31	24.60%
Return on average equity	14.21%	11.18%	3.03	27.10%
Efficiency ratio (3)	60.49%	66.82%	(6.33)	-9.47%

Analysis for the nine-month period ended			Increase
September 30, 2005 and 2004 (Dollars in 000's)	2005	2004	(Decrease)	%Change

Average fed funds sold and investments	$ 26,072	$73,213	$(47,141)	-64.39%
Average gross loans	742,404	586,746	155,658	26.53%
Average interest-earning assets	768,476	659,959	108,517	16.44%
Average interest-bearing liabilities	559,311	490,116	69,195	14.12%
Average total assets	855,276	742,780	112,496	15.15%
Average equity	95,336	83,236	12,100	14.54%
Average yield earned (1)	7.27%	6.34%	0.93	14.67%
Average rate paid (2)	1.37%	0.94%	0.43	45.74%

Net interest spread	5.90%	5.40%	0.50	9.26%

Net interest income to average
interest-earning assets (net interest
margin) (1)	5.93%	5.41%	0.52	9.61%
Return on average assets	1.46%	1.14%	0.32	28.07%
Return on average equity	13.13%	10.20%	2.93	28.73%
Efficiency ratio (3)	62.53%	67.69%	(5.16)	-7.62%

Notes:
(1)	Tax equivalent at a 34% rate
(2)	Calculation is based on average total deposit accounts and borrowings for the periods indicated
(3)	Non-interest expense divided by net interest income plus non-interest income

RESULTS OF OPERATIONS

NET INTEREST INCOME - Net interest income, our primary source of revenue, is the difference between the interest income generated from our earning assets (loans and investments) and the interest expense paid on our interest-bearing liabilities (interest-bearing deposits and borrowed funds). Our net interest income is impacted by variables such as the volume and mix of our earning assets; the volume and mix of both our interest-bearing and non interest-bearing liabilities; the quality of our loan portfolio; and the general movement in the market rates of interest. A key measurement of profitability is our net interest margin (net interest income divided by average interest-earning assets), which represents the relative stability in net interest income over time.

For the three-month period ending September 30, 2005, our interest income increased $4.0 million while our interest expense increased $1.4 million resulting in our net interest income increasing $2.6 million (27.3%) for the third quarter of 2005 compared to the same period a year ago. On a year-to-date basis, for the period ending September 30, 2005, interest income and interest expense was up $10.5 million and $3.1 million, respectively, resulting in a higher net interest income by $7.4 million (27.8%) for the first nine months of this year compared to the same period in 2004.

The increases in our interest income, interest expense and the resulting net interest margin for both the quarter and year-to-date periods ending September 30, 2005, compared to the same periods in 2004, were driven by the combination of higher levels of both our earning assets and interest-bearing liabilities, as well as the general trend of rising short-term interest rates. Over the past twelve months, movements in increments of 25 basis points by the Federal Reserve Bank have resulted in an equal rise in the prime rate of interest, the leading short-term rate index, by a total of 200 basis points, 50 basis points in each of the last four quarters. The growth in our earning assets over the past year resulted from strong loan demand across all of our markets, including our two newest geographic markets located in northern California (Woodland) and central Oregon (Bend), which we entered during 2004.

For the quarter ending September 30, 2005, our tax equivalent net interest margin was 6.20%, a 44 basis point increase over the same period a year ago and a 31 basis point improvement over our second quarter ended June 30, 2005. On a year-to-date basis, for the nine months ending September 30, 2005, our tax equivalent net interest margin was 5.93%, a 52 basis point improvement compared to 5.41% for the same period a year ago. The improving trend in our net interest margin continues to be impacted positively by the rising interest rate environment and the make up of our balance sheet, which is relatively "asset sensitive." By being "asset sensitive," we expect our rate sensitive assets (primarily our loan portfolio) will re-price faster than our interest-sensitive liabilities (primarily interest-bearing deposits). Management anticipates 2005's full year tax equivalent net interest margin to fall within 15 basis points of 6.0% .

LOAN LOSS PROVISION - Charges made to the provision for loan losses for the nine months ended September 30, 2005 were $150,000 compared to $150,000 and $650,000, respectively, for the three and nine-month periods ended September 30, 2004. There were no charges to the provision for loan losses for the quarters ended June 30, 2005 and September 30, 2005, and management does not currently anticipate recording an additional provision during the 4th quarter of 2005. The reduction in charges made to the loan loss provision during the current year, compared to a year ago, is a reflection of management's ongoing assessment of the Bank's loan portfolio quality and the sufficiency, as of September 30, 2005, of the allowance for loan losses, in addressing the risk for potential losses in the Bank's loan portfolio. Contributing to management's assessment and decision to suspend the loan loss provision expense during the 2nd and 3rd quarters of 2005 is the Bank's $1.5 million, year-to-date, net loan loss recovery position that resulted primarily from one previously announced large recovery that occurred during the 2nd quarter of 2005. The increase in non-performing loans during the 3rd quarter was primarily attributable to one loan, which management expects to resolve and have returned to a performing status prior to the end of the 4th quarter of 2005. Management believes that as of September 30, 2005, the balance in the Allowance for Loan Losses was reasonable and adequate.

NONINTEREST INCOME - Noninterest income represents service charges, fees, commissions and other income derived principally from general banking services, residential mortgage brokerage activity, sales of investment and insurance products, and gains from the sale of investment securities and other assets. Total noninterest income increased approximately $168,000 (9.96%) and $548,000 (11.11%), respectively, for the three and nine months ending September 30, 2005, as compared to the same periods in 2004. The increases came generally from all categories of noninterest income and resulted from the Bank's internal growth.

NONINTEREST EXPENSE - Total noninterest expense increased approximately $979,000 (12.89%) and $3.3 million (15.66%), respectively, for the three and nine months ending September 30, 2005, as compared to the corresponding periods in 2004. The overall increases in noninterest expense have been driven by internal growth and expansion into new markets and as a result are centered in higher levels of expense for salaries and benefits and occupancy. Management believes that the implementation of our growth strategy, resulting in initially higher occupancy and personnel expenses as we enter new markets, will drive future earnings growth over time.

EFFICIENCY RATIO - The Company's efficiency ratio was 60.49% during the third quarter 2005 compared to 66.82% for the third quarter of 2004. The improvement in this key measure of operating efficiency has been driven by the growth in our net interest income and gains in operating efficiency - both positively impacted by our successful integration of the acquired operations of Mid Valley Bank. The efficiency ratio for the third quarter of 2005 reflected a 176 basis point improvement when compared to the 62.25% efficiency ratio achieved for the immediately preceding quarter ending June 30, 2005. Management expects to drive further improvements in this ratio to below 60%. However, the Bank's growth strategy may result in the temporary deterioration of the efficiency ratio in future periods as new facilities are brought on line necessitating the upfront investment in personnel and facility costs that precede revenue-generating activities.

The table below sets forth certain summary balance sheet information for September 30, 2005 and December 31, 2004:

(Dollars in 000's)

			Increase (Decrease)
	September 30	December 31
	2005	2004	9/30/05 – 12/31/04

(Dollars in 000's)

ASSETS
Federal funds sold	$ 3,055	$ 15,350	$(12,295)	-80.10%
Securities available for sale	5,344	6,515	(1,171)	-17.97%
Securities held to maturity	10,258	11,087	(829)	-7.48%
Federal Home Loan Bank
deposits and stock	1,769	1,344	425	31.62%
Loans, net	765,327	679,127	86,200	12.69%
Other assets (1)	104,630	91,022	13,608	14.95%

Total assets	$ 890,383	$ 804,445	$85,938	10.68%

LIABILITIES
Noninterest-bearing
deposits	$ 207,223	$ 183,845	$23,378	12.72%
Interest-bearing
deposits	559,027	505,140	53,887	10.67%

Total deposits	766,250	688,985	77,265	11.21%

Other liabilities (2)	24,324	24,880	(556)	-2.23%

Total liabilities	790,574	713,865	76,709	10.75%

SHAREHOLDERS’
EQUITY	99,809	90,580	9,229	10.19%

Total liabilities
and share-
holder’s equity	$ 890,383	$ 804,445	$85,938	10.68%

(1) Includes cash and due from banks, other equity investments, premises and equipment, goodwill, accrued interest receivable, bank-owned life insurance and other intangible assets (2) Includes borrowings, repurchase agreements, accrued interest payable and other liabilities

FINANCIAL CONDITION - Total assets of $890.4 million at September 30, 2005 increased 10.68% over total assets of $804.4 million at December 31, 2004. The increase in assets primarily resulted from an increase in net loans outstanding offset by decreases in federal funds sold and investment securities. Loans, net of allowance for loan losses and deferred fees, increased $86.2 million while fed funds sold decreased $12.3 million and investment securities decreased $2.0 million.

Net loans, including loans held for sale, accounted for 85.95% of total assets at September 30, 2005 compared to 84.42% at December 31, 2004. As of September 30, 2005, the allowance for loan losses increased to $10.9 million from $9.2 million at December 31, 2004. This significant increase resulted primarily from the recovery, during the second quarter, of $1.5 million from a previously charged-off loan. The Company's ratio of allowance for loan losses to total loans was 1.40% at September 30, 2005, compared to 1.33% at December 31, 2004. Non-performing assets (defined as loans on non-accrual status, loans 90 days or more past due and other real estate owned), either specifically reserved or adequately collateralized, were approximately $3.1 million at September 30, 2005 compared to $2.4 million as of December 31, 2004 - a slight deterioration resulting primarily from one loan placed on non-accrual during the quarter. Management maintains and adheres to disciplined underwriting standards and has a proven track record for managing credit risk as well as identifying and aggressively administering problem loans.

Total deposits increased to $766.3 million at September 30, 2005, a $77.3 million or 11.21% increase compared to $689.0 million as of December 31, 2004. Net loan growth, on a year-to-date basis, has continued to outpace our growth in deposits although the difference in rate of growth between loans and deposits narrowed in the third quarter partly the result of a concerted effort, through internal and external marketing campaigns initiated during the second quarter, to attract more deposit volume. As of September 30, 2005 our loan-to-deposit ratio remained high at 99.88%, but reflected an improvement when compared to the ratio of 102.72% as of June 30, 2005. Management's desire is to maintain a loan-to-deposit ratio at or below 100%. However, management is comfortable, in the short-term, with slightly exceeding a 100% loan-to-deposit ratio because the Bank's deposits are growing, albeit at a slower rate than loans, and because the deposit mix has remained stable with respect to core and non-core deposits. As of September 30, 2005, our ratio of noninterest-bearing demand deposits to total deposits was 27.04% and our core deposit base, consisting of noninterest-bearing demand deposits, interest-bearing demand deposits and regular savings, represented 72.42% of total deposits, while time deposits made up 27.58% of total deposits. The Bank has not utilized brokered deposits as a source of funds, as a result, should liquidity requirements dictate the need to grow deposits more rapidly, the Bank has flexibility in pricing its time deposits or in utilizing brokered deposit sources in order to more aggressively attract deposits at a higher cost of funds.

Management closely monitors the Bank's liquidity needs and maintains the ability to borrow from the Federal Home Loan Bank of Seattle and other correspondent banks. For more information about liquidity, refer to the Liquidity and Capital Resources section below.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY - Liquidity enables the Company to fund loan commitments and meet customer withdrawals of deposits. The Company maintains its liquidity position through maintenance of cash resources, the stability of and growth in its core deposit base and through its ability to borrow funds from committed sources of credit. The Bank's liquidity position improved during the quarter ended September 30, 2005 as deposit volume increased relative to loan volume with core deposits as a percentage of total deposits remaining a relatively stable 72.42% of total deposits. As a result, the Bank's loan-to-deposit ratio fell to 99.88% at September 30, 2005 from 102.72% as of June 30, 2005. The increase in deposits during the quarter was sufficient to pay off $25.0 million of short-term borrowings that were outstanding as of June 30, 2005 with $3.1 million of excess cash invested in Fed Funds Sold as of September 30, 2005 compared to $15.4 million in Fed Funds Sold as of December 31, 2004.

Management maintains contingency plans for addressing the Bank's ongoing liquidity needs and presently believes the Bank's stable core deposit base provides for flexibility and opportunity should management decide to attract deposits more aggressively by increasing the rate of interest offered on deposits - particularly certificates of deposit. Management has also identified certain loans where a portion of the outstanding balance could be "sold" to a participant bank to provide additional cash for liquidity purposes. Further, should loan demand outpace our ability to gather sufficient deposits or maintain adequate funding from other borrowings, the Company could cause loan growth to decrease through higher pricing strategies. Presently, the Company maintains a secured line-of-credit with the FHLB for up to 10% of the Bank's total assets. As of September 30, 2005, the Bank had $1.9 million of long-term and no short-term borrowings advanced from the FHLB with the immediate availability for an additional $44.8 million under the Company's credit line. The Company also has unsecured "fed funds" credit lines for up to $105.0 million through certain correspondent banks and a $1.0 million secured line of credit through the Federal Reserve Bank of San Francisco. As of September 30, 2005, there were no outstanding borrowings against these credit lines.

At September 30, 2005, the Company had approximately $177.6 million in outstanding commitments to extend credit for newly approved loans and construction projects. Under the terms of construction project commitments, completion of specified project benchmarks must be certified before funds may be drawn. Additionally, it is anticipated that a portion of these commitments will expire or terminate without funding. Management believes that the Company's available resources will be sufficient to fund these commitments in the normal course of business.

CAPITAL RESOURCES - Federal regulators require the measurement of various capital ratios, including risk-based capital measurements. Risk-weighted ratios require an analysis that weights balance sheet and off-balance sheet items for their inherent risk. It requires minimum standards, by capital tier, for risk-based capital. As a minimum requirement, the total risk-based capital ratio should be at least 8.00%, the Tier 1 capital ratio should be at least 4.00%, and the leverage capital ratio should be at least 4.00% . At September 30, 2005, the Company's regulatory capital ratios were as follows: total risk-based capital ratio of 12.04%, Tier 1 capital ratio of 10.79%, and a leverage capital ratio of 10.67% . If the Company achieved only minimum regulatory capital levels, further growth could be restricted to the level attainable through generation and retention of net income or the Company may find it necessary to seek additional capital from outside sources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises principally from interest rate risk in its lending, deposit and borrowing activities. Management actively monitors and manages its interest rate risk exposure. Although the Company manages other risks, such as credit quality and liquidity risk, in the normal course of business, management considers interest rate risk to be a significant market risk, which could have the largest material effect on the Company's financial condition and results of operations. Other types of market risks, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities. The Company did not experience a significant change in market risk at September 30, 2005 as compared to December 31, 2004.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - From time to time, in the normal course of business, PremierWest may become party to various legal actions. Generally, these actions are not expected to have a material adverse impact on our business, financial condition or results of operations. Litigation matters that have been reported previously have been resolved or, in the opinion of management, are not expected to have a material adverse impact on the financial condition or results of operations for the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	[Not applicable.]

(b)	[Not applicable.]

(c)	[Not applicable.]

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
(a)	[Not applicable.]

(b)	[Not applicable.]

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of securities holders of PremierWest during the quarter ended September 30, 2005.

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

DATED: October 25, 2005 PREMIERWEST BANCORP
/s/ John L. Anhorn
John L. Anhorn, President and Chief Executive Officer

/s/ Tom Anderson
Tom Anderson, Senior Vice-President and Chief Financial Officer