Form 10-K
period 2005-12-31
PREMIERWEST BANCORP
filed 2006-03-15
CIK 1102287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2005
Commission file number: 000-50332

PREMIERWEST BANCORP
 (Exact name of registrant as specified in its charter)

Oregon	93-1282171
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

503 Airport Road - Suite 101
Medford, Oregon	97504
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (541) 618-6003
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, No Par Value
(title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ___ No   X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ___ No   X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X   No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.   See  definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

     Large accelerated filer   ____                            Accelerated filer    X                                  Non-accelerated filer  ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ___ No   X

As of June 30, 2005, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $211,156,742 based on the $14.82 closing price as reported on the National Association of Securities Dealers Automated Quotation System National Market System.

The number of shares outstanding of Registrant's common stock as of March 10, 2005 was 15,389,691.

Documents Incorporated by Reference

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held May 25, 2006 are incorporated by reference into Part III.

	PREMIERWEST BANCORP
	FORM 10-K
	TABLE OF CONTENTS

		PAGE

Disclosure Regarding Forward Looking Statements		1

PART I

Item 1.	Business	1 - 8
Item 1A.	Risk Factors	9 - 10
Item 1B.	Unresolved Staff Comments	10
Item 2.	Properties	10
Item 3.	Legal Proceedings	11
Item 4.	Submission of Matters to a Vote of Security Holders	11

PART II

Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters	12
Item 6.	Selected Financial Data	13
Item 7.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	14 - 33
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	34 - 35
Item 8.	Financial Statements and Supplementary Data	36
Item 9.	Changes In and Disagreements with Accountants on Accounting
	and Financial Disclosure	37
Item 9A	Controls and Procedures	37
Item 9B	Other Information	37

PART III

Item 10.	Directors and Executive Officers of the Registrant	38
Item 11	Executive Compensation	38
Item 12.	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters	38
Item 13.	Certain Relationships and Related Transactions	39
Item 14.	Principal Accountant Fees and Services	39

PART IV

Item 15.	Exhibits and Financial Statement Schedules	40 - 41

SIGNATURES		42 - 43

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

PremierWest earned $13.2 million for the year ended December 31, 2005, a 44.8% increase compared to net income of $9.1 million for 2004. Net income of $9.1 in 2004 was up 51.7% over 2003 earnings of $6.0 million. Our diluted earnings per share were $0.75, $0.53 and $0.42 for the years ended 2005, 2004 and 2003, respectively. Return on average shareholders' equity was 13.59% for the year ended December 31, 2005 compared to the return on average shareholder's equity of 10.74% and 11.23% for 2004 and 2003, respectively.

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

        PremierWest Bank adheres to a community banking strategy by offering a full range of financial products and services through its network of branches located principally along the Interstate 5 freeway corridor between Roseburg, Oregon, and Woodland, California. The Bank has three subsidiaries: Premier Finance Company, PremierWest Investment Services, Inc. and Blue Star Properties, Inc. Premier Finance Company originates consumer loans from offices located in Medford, Grants Pass, Klamath Falls, Roseburg and Portland, Oregon and Redding and Yreka, California. PremierWest Investment Services, Inc. provides investment brokerage services to customers throughout the Bank's market. Blue Star Properties serves solely to hold real estate properties of PremierWest and is currently inactive.

     PremierWest Statutory Trusts I and II are two special purpose subsidiaries formed for the sole purpose of issuing Trust Preferred Securities. Further information regarding the Company's issuance of trust preferred securities, recorded as junior subordinated debentures, is included in Note 12 to the Consolidated Financial Statements.

PRODUCTS AND SERVICES

     PremierWest Bank offers a broad range of banking services to its customers, principally to small and medium-sized businesses, professionals and retail customers.

    Loan products - PremierWest Bank makes commercial and real estate loans, construction loans for owner-occupied and investment properties, commercial and equipment leases, and secured and unsecured consumer loans. Commercial and real estate-based lending has been the primary focus of the Bank's lending activities.

    Commercial lending - PremierWest Bank offers specialized loans for business and commercial customers, including equipment and inventory financing, accounts receivable financing, operating lines of credit, and real estate construction loans. PremierWest Bank also makes Small Business Administration loans to qualified businesses. A substantial portion of the Bank's commercial loans are designated as real estate loans for regulatory reporting purposes because they are secured by mortgages and trust deeds on real property, even if the loans are made for the purpose of financing commercial activities, such as inventory and equipment purchases and leasing, and even if they are secured by other assets such as equipment or accounts receivable.

    One of the primary risks associated with commercial loans is the risk that the commercial borrower might not generate sufficient cash flows to repay the loan. PremierWest Bank's underwriting guidelines require secondary sources of repayment, such as real estate collateral, and generally require personal guarantees from the borrower's principals.

    Real estate lending - Real estate is commonly a material component of collateral for PremierWest Bank's loans. Although the expected source of repayment for these loans is generally business or personal income, real estate collateral provides an additional measure of security. Risks associated with loans secured by real estate include fluctuating property values, changing local economic conditions, changes in tax policies, and a concentration of real estate loans within a limited geographic area.

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

    PremierWest Bank originates several different types of construction loans, including residential construction loans to borrowers who will occupy the premises upon completion of construction, residential construction loans to builders, commercial construction loans, and real estate acquisition and development loans. Because of the complex nature of construction lending, these loans have a higher degree of risk than other forms of real estate lending. Generally, the Bank mitigates its risk on construction loans by lending to customers who have been pre-qualified for long-term financing and who are using contractors acceptable to PremierWest Bank.

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

    Lease financing - During 2001, the Bank contracted with a commercial leasing management company in Portland, Oregon, to introduce commercial equipment lease financing to customers primarily involved in the waste management industry. Management initially viewed commercial leasing as an alternative that brought additional flexibility to conventional borrowing for the purchase of business equipment. However, during 2002 management elected to curtail its leasing activities in favor of other commercial lending opportunities. No lease transactions have been originated since 2002 and no activity is anticipated to occur during 2006. The existing commercial lease portfolio is not significant to the operations of PremierWest Bank.

        Deposit products and other services - PremierWest Bank offers a variety of traditional deposit products to attract both commercial and consumer deposits through checking and savings accounts, money market accounts, and certificates of deposit. The Bank also offers safe deposit facilities, traveler's checks, money orders and automated teller machines at most of its facilities.

        PremierWest Bank's investment subsidiary, PremierWest Investment Services, Inc., provides investment brokerage services to its customers through a third-party broker-dealer arrangement as well as through independent insurance companies allowing for the sale of investment and insurance products such as stocks, bonds, mutual funds, annuities, and other insurance products.

     For the three year period ended December 31, 2005, no class of similar products or services accounted for 10% or more of consolidated revenues for PremierWest.

MARKET AREA

        PremierWest Bank conducts business in southern Oregon and northern California through a network of 36 branches principally located along the Interstate 5 corridor from just south of Eugene, Oregon to just north of Sacramento, California. The Bank has evolved over the past five years through a combination of acquisitions and de novo branch openings and its geographic footprint can be subdivided into several key market areas that are generally identifiable by a specific community, county or combination thereof.

     The Company serves Jackson County, Oregon, from its main office facility in Medford plus six branch offices in Medford, one branch in Central Point and one branch in Eagle Point. The Bank also has two branch offices under construction in the Jackson County communities of Ashland and Shady Cove that are scheduled to open during 2006. Medford is the fourth largest city in Oregon and is the center for commerce, medicine and transportation in southwestern Oregon. PremierWest Bank also has two full-service branches in Grants Pass (Josephine County), Oregon. The principal industries in Jackson and Josephine Counties include forest products, manufacturing and agriculture. Other manufacturing segments include electrical equipment and supplies, computing equipment, printing and publishing, fabricated metal products and machinery, and stone and concrete products. In the non-manufacturing sector, significant industries include recreational services, wholesale and retail trades, as well as medical care, particularly in connection with the area's growing retirement community.

        Another primary market area is centered in Roseburg, Oregon, and the surrounding communities in Douglas County, that PremierWest Bank serves from eight branches - four of which are located in Roseburg and four others located in the communities of Winston, Glide, Sutherlin, and Drain. PremierWest Bank's presence in the Douglas County market area resulted from Bank of Southern Oregon's merger with Douglas National Bank in May of 2000. The economy in Douglas County has historically depended on the forest products industry, which is generally a declining industry, resulting in little economic growth and lower per capita income levels compared to other market areas along the Interstate 5 corridor, including those in Medford and Grants Pass and those in northern California, which are somewhat more economically diversified.

        The Bank has eight branch locations within Siskiyou County in northern California, resulting from the April 2001 acquisition of Timberline Bank and five branch locations resulting from the January 2004 acquisition of Mid Valley Bank. The Mid Valley Bank branches are located in Redding (2), Red Bluff, Chico and Corning representing Shasta, Tehama and Butte counties, respectively. Late in 2005 PremierWest opened a new branch in the community of Anderson outside of Redding. The economy of northern California from Siskiyou County south to Butte County is primarily involved in government services, retail trade and services, education, healthcare, agriculture, recreation and tourism.

     Late in 2004 the Bank opened a branch office in Woodland (Yolo County), California. This was followed by a branch opened in Roseville (Placer County), California in August 2005. These two branches have established PremierWest Bank's most southern reach with Woodland being located 20 miles northwest of Sacramento, at the intersection of Interstate 5 and State Route 113, while Roseville is located 16 miles northeast of Sacramento on Interstate 80. In addition to wholesale and retail trade, Woodland's key industries include agriculture and food processing, manufacturing, transportation and distribution, education, healthcare and government services, while Roseville's major employers include manufacturing, healthcare, transportation, and government services.

     Outside of the Interstate 5 corridor PremierWest Bank has established two branches in Oregon - Klamath Falls and Bend. The Company opened it's Klamath Falls office during the first quarter of 2004. In addition to a full service branch facility, the branch also houses an office for the Bank's mortgage division and offices for Premier Finance Company. Klamath County's principal industries include lumber and wood products, agriculture, transportation, recreation and government.

    In October 2004, the Bank opened a loan production office in Bend, Oregon. This office subsequently converted to a full service banking office in August 2005 firmly establishing PremierWest Bank in Deschutes County of central Oregon. Deschutes County is Oregon's fastest growing county with a diverse employment base including manufacturing, retail trade, tourism, natural resources and government. The Company anticipates opening a second branch office in this market during 2006.

    While PremierWest Bank does business in many different communities, the geographic areas we serve make the Bank more reliant on local economies in contrast to super-regional and national banks. Nevertheless, management considers the diversity of our customers, communities, and economic sectors a source of strength and competitive advantage in pursuing our community banking strategy.

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

    PremierWest Bank's competition for loans comes principally from commercial banks, savings banks, mortgage companies, finance companies, insurance companies, credit unions, and other traditional lenders. We compete for loans on the basis of interest rates and loan fees, our array of commercial and mortgage loan products, and the efficiency and quality of our services. Lending activity can also be affected by our liquidity, local and national economic conditions, current interest rate levels, and loan demand. As described above, PremierWest Bank competes with larger commercial banks by emphasizing a community bank orientation and efficient personal service to both commercial and individual customers.

EMPLOYEES

    As of December 31, 2005, PremierWest Bank had 422 full-time equivalent employees compared to 398 at December 31, 2004. None of our employees are represented by a collective bargaining group. Management considers its relations with employees to be good.

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

    The Sarbanes-Oxley Act ("Sarbanes-Oxley" or "Act") of 2002 implemented legislative reforms intended to address corporate and accounting fraud. Sarbanes-Oxley applies to publicly reporting companies including PremierWest Bancorp. The legislation established the Public Company Accounting Oversight Board whose duties include the registering of public accounting firms and the establishment of standards for auditing, quality control, ethics and independence relating to the preparation of public company audit reports by registered accounting firms. The Act includes numerous provisions, but in particular, Section 404 that requires PremierWest Bancorp's management, to assess the adequacy and effectiveness of its internal controls over financial reporting. As of December 31, 2005, management believes the Company is in full compliance with the requirements and provisions of the Sarbanes-Oxley Act.

ITEM 1A.  RISK FACTORS

     The following are certain risk factors that management believes are specific to PremierWest Bancorp. These risks are not all inclusive and should be read in conjunction with the other information contained in this report.

      Interest Rate Risk - Our earnings depend upon the spread between the interest rate we receive on loans and securities and the interest rates we pay on deposits and borrowings. Changes in interest rates could adversely impact our net interest margin, net interest income and net income. PremierWest Bancorp's earnings are impacted by changing interest rates. Changes in interest rates affect the demand for new loans, the credit profile of existing loans, the rates received on loans and securities, and rates paid on deposits and borrowings. The relationship between the rates received on loans and securities and the rates paid on deposits and borrowings is known as interest rate spread. Given our current volume and mix of interest-bearing liabilities and interest-earning assets, our interest rate spread could be expected to increase during times of rising interest rates and, conversely, to decline during times of falling interest rates. Exposure to interest rate risk is managed by monitoring the re-pricing frequency of PremierWest Bank's rate-sensitive assets and rate-sensitive liabilities over any given period. Although we believe our current level of interest rate sensitivity is reasonable, significant fluctuations in interest rates may have an adverse affect on our business, financial condition and results of operations.

     Credit Risk - Our earnings depend to a large extent upon the ability of our borrowers to repay their loans and our inability to manage credit risk would negatively affect our business. A source of risk arises from the possibility that losses will be sustained if a significant number of our borrowers, guarantors and related parties fail to perform in accordance with the terms of their loans. We have adopted underwriting and credit monitoring procedures and credit a policy, including the establishment and review of the allowance for loan losses that management believes are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying our credit portfolio. These policies and procedures, however, may not prevent unexpected losses that could materially affect our results of operations.

     Management Risk - We may not effectively manage our growth or our recent or future acquisitions which could adversely affect the quality of our operations and our costs. PremierWest Bancorp's financial performance and profitability will depend on our ability to manage recent growth and implement our plans and strategies for future growth. Although management believes that it has substantially integrated the business and operations of recent acquisitions, there can be no assurance that unforeseen issues relating to the acquisitions will not adversely affect us. In addition, any future acquisitions and continued growth may present operational or other problems that could have an adverse effect on our business, financial condition and results of operations. Accordingly, there can be no assurance that we will be able to execute our growth strategy or maintain the level of profitability that we have recently experienced.

     Competitive Risk - In our intensely competitive markets our competitors offer similar services, which could affect our ability to successfully attract new customers and retain existing customers. Competition may adversely affect our performance. The financial services business in our market areas is highly competitive. It is becoming increasingly competitive due to changes in regulation, technological advances, and the accelerating pace of consolidation among financial services providers. We face competition both in attracting deposits and in making loans. We compete for loans principally through interest rates and loan fees we charge and the efficiency and quality of services we provide. Increasing levels of competition in the banking and financial services industries may reduce our market share or cause the prices we charge for our services to fall. Our results may differ in future periods depending upon the nature or level of competition.

     Geographic Risk - Our markets are geographically concentrated and regional economic factors that impact our markets will affect our business more than they might a bank holding company with greater geographic diversity. PremierWest Bancorp's geographic footprint is predominately situated along the Interstate 5 corridor from just south of Eugene, Oregon to just north of Sacramento, California. Our customers are directly and indirectly dependent upon the economies of these areas and upon the timber and tourism industries, which are the primary employers and revenue sources in our markets. National, regional, and local economic factors that affect these industries will have a disproportionately negative impact on our customers. Localized economic declines will thus adversely impact our customers, and in exacerbated circumstances may increase the rate at which our borrowers default on their loans. Additionally, the vast majority of our loans are secured by real and personal property located in this same region, and declining economic conditions in this area could make it more difficult for us to realize full value on the collateral that secures these loans. A deterioration in economic and business conditions in our market areas, particularly in the natural resources, manufacturing and real estate industries on which some of these areas depend, could have a material adverse impact on the quality of our loan portfolio and the demand for our products and services, which in turn may have a material adverse effect on our results of operations. Further, a downturn in the national economy might further exacerbate local economic conditions. The extent of the future impact of these events on economic and business conditions cannot be predicted.

     Regulatory Risk - Our business is heavily regulated and the creation of additional regulations may negatively affect our operations. We are subject to government regulation that could limit or restrict our activities, which in turn could adversely impact our operations. The financial services industry is regulated extensively. Federal and state regulations are designed primarily to protect the deposit insurance funds and consumers, and not to benefit our stockholders. These regulations can sometimes impose significant limitations on our operations as well as result in higher operation costs. In addition, these regulations are constantly evolving and may change significantly over time. Significant new regulation or changes in existing regulations or repeal of existing laws may cause our results to differ materially. Further, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects credit conditions for us.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

    As of December 31, 2005, the Company conducted business through 44 offices including the operations of PremierWest Bank, PremierWest Bank's mortgage division, and also PremierWest Bank's two subsidiaries - Premier Finance Company and PremierWest Investment Services, Inc. The 44 offices included 36 full service bank branches and 8 other offices locations.

    PremierWest Bank's 36 full service branch facilities are located in Oregon and California and more specifically broken down as follows: 20 branches are located in Jackson (8), Josephine (2), Deschutes (1), Douglas (8) and Klamath (1) counties of Oregon and 16 branches offices located in Siskiyou (8), Shasta (3), Butte (1), Tehama (2), Placer (1) and Yolo (1) counties of California. Of the 36 branch locations, 26 are owned by PremierWest Bank, 8 are leased, and two locations involve long-term land leases where the Bank owns the building.

    The Company's eight other locations house administrative, subsidiary or mortgage lending operations. These facilities include two owned buildings housing the Company's administrative head office, operations and data processing facilities located on one campus located in Medford, Oregon; two owned administrative facilities - one in Redding, California housing regional administration, our Premier Finance Company subsidiary and PremierWest Bank mortgage division offices and one in Red Bluff, California housing PremierWest Bank data processing and loan processing functions; three leased locations housing stand-alone Premier Finance Company offices in Portland, Roseburg and Medford, Oregon; and, one owned location in Medford, Oregon occupied by the Bank's mortgage division.

    In addition, to the above, four Premier Finance Company offices are housed within PremierWest Bank full service branch offices, as are various employees of PremierWest Investment Services, Inc. and the Bank's mortgage division.

    As of December 31, 2005, the aggregate monthly rental on leased locations was $32,000.

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

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of securities holders of PremierWest during the quarter ended December 31, 2005.

 PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    PremierWest common stock is quoted on the Nasdaq SmallCap Market ("Nasdaq") under the symbol "PRWT". Prior to July 31, 2003, PremierWest common stock was traded over-the-counter through the OTC Bulletin Board maintained by the NASD. The common stock is registered under the Securities Exchange Act of 1934. The table below sets forth the high and low sales prices of PremierWest common stock as reported on the Nasdaq and OTC Bulletin Board. This information has been adjusted to reflect previous stock dividends paid in 2005, 2004 and 2003. Bid quotations reflect inter-dealer prices, without adjustment for mark-ups, mark-downs, or commissions and may not necessarily represent actual transactions. On March 10, 2006, the Company had 15,389,691 shares of common stock issued and outstanding which were held by approximately 820 shareholders of record, a number which does not include approximately 2,250 beneficial owners who hold shares in "street name." As of March 10, 2006, the most recent date prior to the date of this Report, the closing price of the common stock was $18.02 per share.

		2005			2004			2003

	Closing			Closing			Closing
	Market Price		Cash	Market Price		Cash	Market Price		Cash
			Dividends			Dividends			Dividends
	High	Low	Declared	High	Low	Declared	High	Low	Declared

1st Quarter	$ 12.30	$10.34	$-	$ 9.26	$8.60	$ -	$6.46	$ 5.16	$-
2nd Quarter	$ 14.91	$10.30	$-	$ 9.72	$8.82	$ -	$7.68	$ 6.03	$-
3rd Quarter	$ 16.00	$12.75	$-	$ 10.44	$9.25	$ -	$8.59	$ 7.23	$-
4th Quarter	$ 14.95	$13.38	$ 0.05	$ 12.58	$9.60	$ -	$9.90	$ 8.13	$-

    Historically PremierWest has retained all earnings in support of its growth and acquisition plans. However, during the fourth quarter of 2005, the Company's board of directors declared a $0.05 per share cash dividend that was paid out on January 31, 2006. The timing and amount of any future dividends PremierWest might pay will be determined by its board of directors and will depend on earnings, cash requirements and the financial condition of PremierWest and its subsidiaries, applicable government regulations, and other factors deemed relevant by the board of directors.

    The Company did not repurchase any shares during the quarter ending December 31, 2005.

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

(dollars in thousands except per share data and financial ratios)
		Years Ended December 31,

	2005	2004	2003	2002	2001

Operating Results

Total interest income	$ 57,527	$ 42,835	$ 31,779	$32,298	$ 31,739
Total interest expense	10,785	6,356	6,391	8,502	13,569

Net interest income	46,742	36,479	25,388	23,796	18,170
Provision for loan losses	150	800	1,200	1,037	1,163
Noninterest income	7,351	6,602	5,880	5,552	3,983
Noninterest expense	33,618	28,687	21,041	21,739	17,906

Income before provision for income taxes and
cumulative effect of an accounting change	20,325	13,594	9,027	6,572	3,084
Provision for income taxes	7,136	4,486	3,024	2,169	1,044

Net income before cumulative effect
of an accounting change	13,189	9,108	6,003	4,403	2,040
Cumulative effect of an accounting change, net of tax	-	-	-	(99)	-

Net income	$ 13,189	$ 9,108	$6,003	$4,304	$ 2,040

Per Share Data (1)

Basic earnings per common share	$ 0.80	$ 0.55	$0.42	$0.31	$ 0.16
Diluted earnings per common share	$ 0.75	$ 0.53	$0.42	$0.31	$ 0.16
Dividends declared per common share	$ 0.05	$ -	$-	$-	$ -
Ratio of dividends declared to net income	5.83%	0.0%	0.0%	0.0%	0.0%

Financial Ratios

Return on average equity	13.59%	10.74%	11.23%	9.13%	5.12%
Return on average assets	1.52%	1.20%	1.11%	0.87%	0.46%
Efficiency ratio (2)	62.15%	66.59%	67.29%	74.07%	80.83%
Net interest margin (3)	6.05%	5.48%	5.29%	5.44%	4.66%

Balance Sheet Data at Year-End

Gross loans	$ 808,577	$ 690,461	$ 459,763	$ 398,350	$ 358,393
Allowance for loan losses	$ 10,341	$ 9,171	$ 5,466	$ 4,838	$ 4,825
Allowance as percentage of loans	1.28%	1.33%	1.19%	1.21%	1.35%
Total assets	$ 913,661	$ 804,445	$ 571,321	$ 515,084	$ 488,310
Total deposits	$ 768,419	$ 688,985	$ 475,746	$ 428,337	$ 430,055
Total equity	$ 102,784	$ 90,580	$ 64,751	$ 49,172	$ 43,694

Notes:
(1)	Per share data has been restated for subsequent stock dividends.
(2)	Efficiency ratio is calculated by dividing noninterest expense by the sum of net interest income plus noninterest income.
(3)	Tax adjusted at 34%.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION

OVERVIEW

     The following discussion should be read in conjunction with PremierWest's audited consolidated financial statements and the notes thereto as of December 31, 2005 and 2004, and for each of the three years in the period ended December 31, 2005, included elsewhere in this report.

     PremierWest conducts a general commercial banking business, gathering deposits from the general public and applying those funds to the origination of loans for commercial, real estate, and consumer purposes and investments.

     PremierWest's profitability depends primarily on net interest income, which is the difference between interest income generated by interest-earning assets (principally loans and investments) and interest expense incurred on interest-bearing liabilities (principally customer deposits and borrowed funds). Net interest income is affected by the difference (the "interest rate spread") between interest rates earned on interest-earning assets and interest rates paid on interest-bearing liabilities, and by the relative volume of interest-earning assets and interest-bearing liabilities. Financial institutions have traditionally used interest rate spreads as a measure of net interest income. Another indication of an institution's net interest income is its "net yield on interest-earning assets" or "net interest margin," which is net interest income divided by average interest-earning assets.

     To a lesser extent, PremierWest's profitability is also affected by such factors as the level of noninterest income and expenses, the provision for loan losses, and the provision for income taxes. Noninterest income consists primarily of service charges on deposit accounts and fees generated through PremierWest's mortgage division and investment services subsidiary. Noninterest expense consists primarily of salaries, commissions and employee benefits, professional fees, equipment expenses, occupancy-related expenses, communications, advertising and other operating expenses.

FINANCIAL HIGHLIGHTS

     Net income for 2005 was $13.2 million, a 44.8% improvement over 2004 net income of $9.1 million. Our diluted earnings per share were $0.75 and $0.53 for the years ended 2005 and 2004, respectively. This improvement resulted from a $14.7 million increase in interest income, a $749,000 increase in noninterest income and a $650,000 decrease in the loan loss provision. These results were offset by a $4.2 million increase in interest expense and a $5.1 million increase in noninterest expense. Return on average shareholders' equity was 13.59% and return on average assets was 1.52% for the year ended December 31, 2005. This compared with a return on average shareholders' equity of 10.74% and a return on average assets of 1.20% for 2004.

		Years Ended December 31,

	2005	2004	2003	2002	2001

(dollars in thousands except
financial ratios)
Net income	$13,189	$9,108	$6,003	$4,304	$2,040
Average assets	$867,532	$755,945	$538,870	$497,036	$442,952
RETURN ON AVERAGE ASSETS	1.52%	1.20%	1.11%	0.87%	0.46%

Net income	$13,189	$9,108	$6,003	$4,304	$2,040
Average equity	$97,058	$84,790	$53,464	$47,129	$39,834
RETURN ON AVERAGE EQUITY	13.59%	10.74%	11.23%	9.13%	5.12%

Cash dividends declared	$769	$-	$-	$-	$-
Net income	$13,189	$9,108	$6,003	$4,304	$2,040
PAYOUT RATIO	5.83%	0.00%	0.00%	0.00%	0.00%

Average equity	$97,058	$84,790	$53,464	$47,129	$39,834
Average assets	$867,532	$755,945	$538,870	$497,036	$442,952
AVERAGE EQUITY TO ASSET RATIO	11.19%	11.22%	9.92%	9.48%	8.99%

Total loans outstanding, net of deferred loan fees, grew $118.0 million, or 17.1% in 2005 and totaled $806.3 million at December 31, 2005 compared to $688.3 at December 31, 2004. Growth in loan volumes were generated internally across all of PremierWest Bank's market areas including the newest market areas of Bend, Oregon and Woodland, California. Over the past year our allowance for loan loss increased 12.8% to $10.3 million totaling 1.28% of outstanding loans. A significant portion of this increase came from a large recovery in the second quarter contributing to a net recovery position of $1.0 million for the year. As a result of the recovery, the provision expense for loan losses was $150,000 for 2005 compared to $800,000 in 2004. Management believes that an appropriate overall reserve exists based on our ongoing assessment of loan portfolio quality, the relatively stable level of nonperforming assets over the past three operating years, continuing seasoning of acquired loan portfolios and our judgment of economic conditions that exist.

        Total deposits also grew to $768.4 million at December 31, 2005, an increase of $79.4 million from $689.0 million at December 31, 2004. Noninterest-bearing demand deposits accounted for $25.0 million or 31.5% of overall deposit growth and accounted for 27.2% of total deposits at year end compared to 26.7% at December 31, 2004. The Bank intends to maintain an aggressive approach in pursuing noninterest-bearing deposit relationships from consumers and businesses as we progress towards attaining a noninterest-bearing deposit base of 30% or more of total deposits.

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

        The allowance for loan and lease losses is established to absorb known and inherent losses attributable to loans and leases outstanding and related off-balance-sheet commitments. The adequacy of the allowance is monitored on an ongoing basis and is based on management's evaluation of numerous factors. These factors include the quality of the current loan portfolio, the trend in the loan portfolio's risk ratings, current economic conditions, loan concentrations, loan growth rates, past-due and nonperforming trends, evaluation of specific loss estimates for all significant problem loans, historical charge-off and recovery experience and other pertinent information. As of December 31, 2005, approximately 74.7% of PremierWest's loan portfolio is secured by real estate. Accordingly, a significant rise in loan interest rates and/or a decline in real estate values in Oregon and California may cause management to increase the allowance for loan and lease losses.

        At December 31, 2005, PremierWest had approximately $20.4 million in unamortized goodwill as a result of previous business combinations. The acquisition of Mid Valley Bank increased unamortized goodwill by $13.8 million. PremierWest adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002. Annual and periodic analysis of the fair value of recorded goodwill for impairment involves a substantial amount of judgment, as does establishing and monitoring estimated lives of other amortizable intangible assets.

     PremierWest applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plans. Accordingly, compensation costs are recognized as the difference between the exercise price of each option and the market price of PremierWest's stock at the date of each grant. Had compensation cost for PremierWest's 2005, 2004, and 2003 grants for stock-based compensation plans been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," its net income and earnings per common share for December 31, 2005, 2004, and 2003 would approximate the pro forma amounts below (dollars in thousands except per share amounts).

(dollars in thousands except per share amounts)

	2005	2004	2003

Net income, as reported	$13,189	$9,108	$6,003
Pro forma net income	$13,102	$9,026	$5,936
Earnings per share:
Basic - as reported	$0.80	$0.55	$0.42
Basic - pro forma	$0.80	$0.55	$0.42
Diluted -as reported	$0.75	$0.53	$0.42
Diluted - pro forma	$0.74	$0.52	$0.41

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for December 31, 2005, 2004, and 2003:

	2005	2004	2003

Dividend yield	5.0%	5.0%	5.0%
Expected life (years)	7.50	7.75	4.00
Expected volatility	39%	40%	44%
Risk-free rate	4.4%	3.4%	3.3%

        The effects of applying SFAS No. 123 in the pro forma disclosures are not indicative of future amounts. Additionally, in December 2004, the FASB revised SFAS No. 123 superceding APB Opinion No. 25 effective for public entities as of the beginning of the first fiscal year that begins after June 15, 2005. Management estimates that the effect of adopting this Statement will result in the recognition of additional pre-tax compensation expense of approximately $120,000 during 2006.

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

	Year Ended December 31, 2005			Year Ended December 31, 2004			Year Ended December 31, 2003

		Interest	Average		Interest	Average		Interest	Average
	Average	Income or	Yields or	Average	Income or	Yields or	Average	Income or	Yields or
	Balance	Expense	Rates	Balance	Expense	Rates	Balance	Expense	Rates

(dollars in thousands)
INTEREST-EARNING ASSETS:
Loans (1) (2)	$ 754,465	$ 56,901	7.54%	$ 605,747	$ 41,546	6.86%	$ 414,623	$ 30,012	7.24%
Investment securities:
Taxable securities	7,498	188	2.51%	14,159	449	3.17%	17,510	800	4.57%
Nontaxable securities (1)	10,559	638	6.04%	13,506	791	5.86%	15,312	918	6.00%
Temporary investments	6,900	209	3.03%	38,998	451	1.16%	39,930	422	1.06%

Total interest-earning assets	779,422	57,936	7.43%	672,410	43,237	6.43%	487,375	32,152	6.60%
Cash and due from banks	27,883			26,220			18,053
Allowance for loan losses	(10,315)			(9,657)			(5,260)
Other assets	70,542			66,972			38,702

Total assets	$ 867,532			$ 755,945			$ 538,870

INTEREST-BEARING LIABILITIES:
Interest-bearing checking and
savings accounts	$ 339,480	3,662	1.08%	$ 299,460	2,063	0.69%	$ 210,515	1,598	0.76%
Time deposits	198,833	5,817	2.93%	179,305	3,799	2.12%	138,507	3,925	2.83%
Other borrowings	26,259	1,306	4.97%	15,584	494	3.17%	30,834	868	2.82%

Total interest-bearing liabilities	564,572	10,785	1.91%	494,349	6,356	1.29%	379,856	6,391	1.68%
Noninterest-bearing deposits	198,777			168,493			100,698
Other liabilities	7,125			8,313			4,852

Total liabilities	770,474			671,155			485,406
Shareholders' equity	97,058			84,790			53,464

Total liabilities and
shareholders' equity	$ 867,532			$ 755,945			$ 538,870

Net interest income (1)		$ 47,151			$ 36,881			$ 25,761

Net interest spread			5.52%			5.14%			4.92%

Average yield on earning assets (1) (2)			7.43%			6.43%			6.60%
Interest expense to earning assets			1.38%			0.95%			1.31%

Net interest income to earning assets (1) (2)			6.05%			5.48%			5.29%

(1)	Tax-exempt income has been adjusted to a tax equivalent basis at a 34% effective rate. The amount of such adjustment was an addition to recorded pre tax income of $409,000, $402,000 and $373,000 for 2005, 2004, and 2003, respectively.

(2)	Average nonaccrual loans of approximately $2.0 million for 2005, $3.8 million for 2004 and $2.5 million for 2003 are included in the average loan balances.

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

     Net interest income on a tax equivalent basis, before provisions for loan losses, for the year ended December 31, 2005, was $47.2 million, an increase of 27.8% compared to tax equivalent net interest income of $36.9 million in 2004, which was an increase of 43.2% compared to tax equivalent net interest income of $25.8 million in 2003. The overall tax-equivalent earning asset yield was 7.43% in 2005 compared to 6.43% in 2004 and 6.60% in 2003. For the same years, rates on interest-bearing liabilities were 1.91%, 1.29% and 1.68%, respectively.

        Total interest-earning assets averaged $779.4 million for the year ended December 31, 2005, compared to $672.4 million for the corresponding period in 2004. The net growth in earning assets resulted from an overall growth in loan volume from all markets served including growing volumes coming from markets the Company initially entered during 2004 and 2005 - specifically, Bend in central Oregon and Woodland and Roseville, California located north of Sacramento. Increasing higher yielding loan volumes were partially offset by decreases in temporary investments (primarily Federal Funds sold) and in investment securities.

        Interest-bearing liabilities averaged $564.6 million for the year ended December 31, 2005, compared to $494.3 million for the same period in 2004. Interest expense, as a percentage of average earning assets, increased to 1.38% in 2005, compared to .95% in 2004 and 1.31% in 2003.

        PremierWest continued to grow and evolve its operations in northern California. During 2005 the Company consolidated two branches into one new location in Redding, and opened branches in Roseville and Anderson for a net increase of one branch. The Company now has sixteen full service branch offices located in California, up from fifteen branches in 2004 and nine branches in 2003. Management expects that the Company's larger geographic footprint in California will drive further growth opportunities leading to increased loan and deposit volumes.

        Average loans, which generally carry a higher yield than investment securities and other earning assets, comprised 96.80% of average earning assets during 2005, compared to 90.08% in 2004 and 85.07% in 2003. During the same periods, average yields on loans were 7.54% in 2005, 6.86% in 2004, and 7.24% in 2003. Average investment securities comprised 2.32% of average earning assets in 2005, which was down from 4.11% in 2004 and 6.73% in 2003. Tax equivalent interest yields on investment securities were 4.57% for 2005, 4.48% for 2004, and 5.23% in 2003.

        With the rising interest rate environment throughout 2005 combined with our continued solid loan growth, stable credit quality and a growing core deposit base, our net interest margin increased 57 basis points, from 5.48% in 2004 to 6.05% for 2005. Also, our net interest spread increased 38 basis points, from 5.14% in 2004 to 5.52% in 2005. Management believes that the Bank's strong core deposit base coupled with a quality credit portfolio continues to position the Bank well for the future. However, an expectation for continued increases in interest rates during 2006 coupled with a tightened liquidity position necessitating a reliance on borrowed funds in the short term will likely place downward pressure on our net interest margin and net interest spread during 2006.

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

	2005 vs. 2004			2004 vs. 2003
	Increase (Decrease) Due To			Increase (Decrease) Due To

			Net			Net
(in thousands)	Volume	Rate	Change	Volume	Rate	Change

Interest-earning assets:
Loans	$ 10,200	$5,155	$15,355	$ 13,834	$(2,300) $	11,534
Investment securities:
Taxable securities	(211)	(50)	(261)	(153)	(198)	(351)
Nontaxable securities	(173)	20	(153)	(108)	(19)	(127)
Temporary investments	(371)	129	(242)	(10)	39	29

Total	9,445	5,254	14,699	13,563	(2,478)	11,085

Interest-bearing liabilities:
Deposits:
Interest-bearing checking and savings	$ 276	1,323	1,599	$ 675	(210)	465
Time deposits	414	1,604	2,018	1,156	(1,282)	(126)
Other borrowings	338	474	812	(429)	55	(374)

Total	1,028	3,401	4,429	1,402	(1,437)	(35)

Net increase (decrease) in net
interest income	$ 8,417	$1,853	$10,270	$ 12,161	$(1,041) $	11,120

Loan Loss Provision

        The loan loss provision represents charges made against earnings to maintain an adequate allowance for loan losses. The allowance is maintained at an amount believed to be sufficient to absorb losses in the loan portfolio and has two components, one of which represents a pre-determined percentage of our entire loan portfolio, and the other representing specifically established reserves for individually classified loans. Factors considered in establishing an appropriate allowance include a careful assessment of the financial condition of the borrower; a realistic determination of the value and adequacy of underlying collateral; the condition of the local economy and the condition of the specific industry of the borrower; a comprehensive analysis of the levels and trends of loan categories; an assessment of pending legal action for collection of loans and related guarantees; and, a review of delinquent and classified loans. PremierWest applies a systematic process for determining the adequacy of the allowance for loan losses, including an internal loan review program and a quarterly analysis of the adequacy of the allowance. The quarterly analysis includes determination of specific potential loss factors on individual classified loans, historical potential loss factors derived from actual net charge-off experience and trends in nonperforming loans, and potential loss factors for other loan portfolio risks such as loan concentrations, the condition of the local economy, and the nature and volume of loans. The loan loss provision reflects management's judgment of the credit risk inherent in the loan portfolio. Although management believes the loan loss provision has been sufficient to maintain an adequate reserve for loan losses, there can be no assurance that actual loan losses will not require more significant charges to operations in the future.

        For the year ended December 31, 2005, the loan loss provision totaled $150,000, compared to $800,000 for 2004, and $1.2 million for 2003. This represents a decrease of 81.25% between 2004 and 2005 and a decrease of 33.33% between 2003 and 2004. The significant reduction in the loan loss provision during 2005 was principally the result of a large recovery that contributed to overall net loan loss recoveries of $1.0 million during 2005. Contributing to the stable trends in overall credit quality since 2003 has been the concerted effort on the part of management towards building and maintaining a consistent, proactive and responsive credit culture throughout the organization. Beginning in 2003 management has evolved the Company's loan policies and procedures, conducted an ongoing and comprehensive analysis of loan portfolio quality, increased the number of credit administration and internal audit personnel to oversee the consistent application and adherence to established loan policies and procedures and provided training to all lending personnel. A more detailed review of the loan loss provision is presented in the table on page 28.

      Loan "charge-offs" refer to the recorded values of loans actually removed from the consolidated balance sheet and, after netting out "recoveries" on previously charged-off loans, become "net charge-offs". PremierWest's policy is to charge off loans when, in management's opinion, the loan or a portion thereof is deemed uncollectible, although concerted efforts are made to maximize recovery after the charge-off. Management will continue to closely monitor the loan quality of new and existing relationships through strict review and evaluation procedures and by making loan officers accountable for collection efforts.

        For the year ended December 31, 2005 loan recoveries exceeded charge-offs by $1.0 million. In contrast, loan charge-offs exceeded recoveries by $3.2 million in 2004. A more detailed review of charge-offs and recoveries is presented in the table on page 28.

Noninterest Income

        Noninterest income is primarily comprised of service charges on deposit accounts; mortgage banking income; investment brokerage and annuity fees; other commissions and fees; and other noninterest income including gains on sales of investment securities. With the exception of mortgage banking income in 2004 and other noninterest income during 2005, all categories of noninterest income have grown consistently over the past three years.

        During 2005 noninterest income increased from $6.6 million to $7.4 million, an increase of $749,000 or 11.3% . Overall, service charge income increased $156,000; mortgage banking income increased $108,000; investment brokerage and annuity fees grew $332,000; other commissions and fees increased $289,000; offset by a $138,000 decrease in other noninterest income. Gains from the sale of investment securities were $3,000.

      For 2004, non interest income increased 12.3% or $722,000 from $5.9 million recorded in 2003 to $6.6 million. Contributing to the growth in 2004 was the acquisition of Mid Valley Bank that, along with internal growth from existing operations, drove overall increases in service charges on deposit accounts, investment brokerage and annuity fees and other commissions and fees of 27.0%, 17.6% and 41.0%, respectively. Other noninterest income recorded in 2004 increased 52.7% over 2003 and included non-recurring items of approximately $110,000. Offsetting these increases was a drop in mortgage banking revenue by 27.1% as a result of the significant decline in refinance activity that occurred after 2003. Gains from the sale of investment securities were $1,000.

        In general, management prices the Bank's deposit accounts at rates competitive with those offered by other commercial banks in its market area. Deposit and deposit fee growth have been generated by branch expansion, offering competitive deposit products, cultivating strong customer relationships through exceptional service and cross-selling deposit products to loan customers.

Noninterest Expense

        Noninterest expenses consist principally of salaries and employee benefits, occupancy and equipment costs, communication expenses, professional fees, advertising and other expenses.

     Over 2005, noninterest expense increased an overall 17.2% from $28.7 million in 2004 to $33.6 million in 2005 as management pursued its business plan and strategies for growth, expanding its number of full service branch offices to 36 while making plans and preparations to open an additional four branches in 2006. As a result, increased expenses were centered in salaries and employee benefits ($3.4 million or 21.4%), occupancy expenses ($618,000 or 12.5%) and other expenses ($632,000 or 14.8%) . Expenses for communications, professional fees and advertising grew 2.7%, 9.0%, and 12.9% respectively.

     During 2004 noninterest expense increased $7.6 million or 36.3% to $28.7 million from $21.0 million in 2003. Of the $7.6 million increase in noninterest expense, $3.4 million or 46.3% was directly associated with the ongoing operations of Mid Valley Bank. Overall, salaries and employee benefits increased $3.9 million (32.0%) and occupancy expenses increased $1.1 million (27.3%) including $2.3 million and $400,000, respectively, directly associated with the continuing operations of Mid Valley Bank. The other categories of noninterest expense -communications, professional fees, advertising and other expense increased 39.2%, 79.5%, 45.8% and 56.6%, respectively, and were significantly impacted by the growth and activities that resulted from our acquisition of Mid Valley Bank.

Provision for Income Taxes

     PremierWest's taxable income resulted in an effective tax rate of 35.1% or $7.1 million in federal and state income taxes for 2005. This compares to an effective tax rate of 33.0% for 2004 and 33.5% for 2003.

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

     Management continues to target a high 50 to low 60 percent range as acceptable for this important measurement. For the year ended December 31, 2005, our efficiency ratio was 62.15%, as compared to 66.59% in 2004, and 67.29% in 2003. The efficiency ratio reflects a continuing trend of year over year improvement though only a modest improvement was attained during 2004 principally due to the additional expenses incurred in conjunction with the acquisition and integration of Mid Valley Bank and the expenses associated with the first year of Sarbanes-Oxley 404 compliance.

     Generally, lower efficiency ratios reflect greater cost controls; however, the success of PremierWest's community banking strategy necessitates a balance between pure expense control and the need to maintain a high level of customer service in conjunction with effective risk management. Accordingly, PremierWest staffs its branches in a manner to support its high standards for delivering exceptional customer service and maintains the necessary administrative personnel to support the delivery of exceptional customer service and effective risk management through internal control functions such as credit administration, internal audit, credit examination and compliance.

FINANCIAL CONDITION

The table below sets forth certain summary balance sheet information for December 31, 2005, 2004 and 2003.

		December 31,			Increase (Decrease)

	2005	2004	2003	12/31/04 – 12/31/05		12/31/03 – 12/31/04

(dollars in thousands)

ASSETS
Federal funds sold	$ 453	$15,350	$ 31,400	$ (14,897)	(97.05%)	$ (16,050)	(51.11%)
Investment securities	14,869	17,602	23,006	(2,733)	(15.53%)	(5,404)	(23.49%)
Restricted equity
investments	1,865	1,599	1,797	266	16.64%	(198)	(11.02%)
Loans	795,230	678,594	452,972	116,636	17.19%	225,622	49.81%
Other assets (1)	101,244	91,300	62,146	9,944	10.89%	29,154	46.91%

Total assets	$ 913,661	$804,445	$ 571,321	$ 109,216	13.58%	$ 233,124	40.80%

LIABILITIES
Noninterest-bearing
deposits	$ 208,840	$183,845	$ 121,467	$ 24,995	13.60%	$ 62,378	51.35%
Interest-bearing
deposits	559,579	505,140	354,279	54,439	10.78%	150,861	42.58%

Total deposits	768,419	688,985	475,746	79,434	11.53%	213,239	44.82%

Other liabilities (2)	42,458	24,880	30,824	17,578	70.65%	(5,944)	(19.28%)

Total liabilities	810,877	713,865	506,570	97,012	13.59%	207,295	40.92%

SHAREHOLDERS’
EQUITY	102,784	90,580	64,751	12,204	13.47%	25,829	39.89%

Total liabilities
and share-
holder’s equity	$ 913,661	$804,445	$ 571,321	$ 109,216	13.58%	$ 233,124	40.80%

(1)	Includes cash and due from banks, mortgage loans held-for-sale, property and equipment, goodwill, other investments, accrued interest receivable and other assets.
(2)	Includes borrowings, repurchase agreements, accrued interest payable and other liabilities.

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

The following table sets forth the carrying value of PremierWest's investment portfolio at the dates indicated.

	December 31,

	2005	2004	2003

Investment securities (available-for sale)
U.S. Government and agency
securities	$ 3,969	$ 4,034	$ 4,045
Mortgage-backed securities and
collateralized mortgage
obligations	326	446	605
Obligations of states and
political subdivisions	-	-	14,301
Corporate bonds	997	2,035	4,055
Restricted equity securities	1,865	1,599	1,797

	7,157	8,114	24,803
Investment securities (held-to-maturity)
Obligations of states and
political subdivisions	9,577	11,087	-

Total Investment Securities	$16,734	$19,201	$24,803

The contractual maturity of investment securities at December 31, 2005, including restricted equity securities, is shown below. Expected maturities of investment securities could differ from contractual maturities because the borrower, or issuer, may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2005			December 31, 2004			December 31, 2003

	Amortized	Estimated	%	Amortized	Estimated	%	Amortized	Estimated	%
	Cost	Fair Value	Yield (1)	Cost	Fair Value	Yield (1)	Cost	Fair Value	Yield (1)

(dollars in thousands)

U.S. Government and
agency securities:
One year or less	$ 4,050	$ 3,969	3.46%	$ -	$ -	-	$ 1,998	$ 2,039	6.00%
One to five years	-	-	-	4,106	4,034	3.41%	1,999	2,006	3.26%
Five to ten years	-	-	-	-	-	-	-	-	-

Obligations of states and
political subdivisions:
One year or less	1,871	1,866	5.68%	1,229	1,235	5.52%	3,361	3,407	5.70%
One to five years	4,494	4,451	6.16%	6,351	6,417	6.06%	7,505	7,897	5.98%
Five to ten years	3,212	3,190	6.09%	2,776	2,792	5.79%	1,473	1,538	6.65%
Over ten years	-	-	-	732	736	6.89%	1,409	1,459	6.81%

Corporate bonds:
One year or less	1,000	998	6.13%	1,000	1,009	6.25%	1,956	1,972	5.32%
One to five years	-	-	-	999	1,026	6.13%	2,001	2,083	6.12%

Total debt securities	14,627	14,474		17,193	17,249		21,702	22,401

Mortgaged-backed securities
and collateralized mortgage
obligations	326	325	5.10%	442	446	5.03%	594	605	5.00%
Restricted equity securities	1,865	1,865	N/A	1,599	1,599	N/A	1,797	1,797	N/A

Total securities	$ 16,818	$ 16,664		$ 19,234	$ 19,294		$ 24,093	$ 24,803

(1) Weighted average yields are stated on a federal tax-equivalent basis at a 34% rate.

        During 2005, $2.2 million in securities matured, called or were paid down, a $150,000 security was sold and no purchases were made. This compares to proceeds from maturities and calls of investment securities of $15.4 million and $23.1 million in 2004 and 2003, respectively. These sales, calls and maturities resulted in realized gains of $3,000, $1,000 and $29,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

        At December 31, 2005, PremierWest's investment portfolio had total net unrealized losses of approximately $154,000. This compares to net unrealized gains of approximately $60,000 at December 31, 2004, and $710,000 at December 31, 2003. Unrealized gains and losses reflect changes in market conditions and do not represent the amount of actual profits or losses that may be recognized by the Bank. Actual realized gains and losses occur at the time investment securities are sold or called. During the third quarter of 2004, the Bank reclassified obligations of states and political subdivisions from available-for-sale to held-to-maturity to more accurately reflect its purpose and intent to be reserved for the on-going pledging needs, particularly for collateralizing public funds on deposit that exceed the $100,000 FDIC insurance limit. The unrealized holding gain at the time of transfer was $335,000 and is being amortized as an adjustment to yield from the date of transfer through the maturity date of each security transferred. The amortization of the unrealized holding gain reported in shareholders' equity will offset or mitigate the effect on interest income of the amortization of the discount for the securities transferred. As of December 31, 2005, the remaining unamortized unrealized holding gain on held-to-maturity securities was $180,000.

        Securities may be pledged from time-to-time to secure public deposits, FHLB borrowings, repurchase agreement deposit accounts, or for other purposes as required or permitted by law. At December 31, 2005, securities with a market value of $14.9 million were pledged for such purposes.

        As of December 31, 2005, PremierWest also held 15,881 shares of $100 par value Federal Home Loan Bank of Seattle (FHLB) stock, which is a restricted equity security. FHLB stock represents an equity interest in the FHLB, but it does not have a readily determinable market value. The stock can be sold at its par value only, and only to the FHLB or to another member institution. Member institutions are required to maintain a minimum stock investment in the FHLB based on specific percentages of their outstanding mortgages, total assets or FHLB advances. At December 31, 2005 and 2004, the Bank met its minimum required investment in FHLB.

        The Bank also owns stock in Pacific Coast Banker's Bank (PCBB). The investment in PCBB of $277,000 is carried at its fair market value at acquisition and is included in restricted equity investments on the balance sheet. Pacific Coast Banker's Bank operates under a special purpose charter to provide wholesale correspondent banking services to depository institutions. By statute, 100% of PCBB's outstanding stock is held by depository institutions that utilize its correspondent banking services.

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

        Bank officers are charged with loan origination in compliance with underwriting standards overseen by the loan administration department and in conformity with established loan policies. On an as needed but not less than annual basis, the Board of Directors determines the lending authority of the Bank's loan officers. Such delegated authority may include authority related to loans, letters of credit, overdrafts, uncollected funds, and such other authority as determined by the Board, the President or Chief Credit Officer within their own delegated authority.

        The Chief Credit Officer has the authority to approve loans up to a lending limit as set by the Board of Directors. All loans above the lending limit of the Chief Credit Officer, and up to a certain higher limit, are reviewed for approval by the President. Loans, that exceed this limit, are subject to review and approval by the Board's Loan Committee. All loans approved by the Board Loan Committee are reviewed by the full Board at regularly scheduled meetings. PremierWest's unsecured legal lending limit was approximately $15.0 million and our real estate secured lending limit was $25.0 million at December 31, 2005. PremierWest seldom makes loans for an amount approaching its legal lending limits. The following table sets forth the composition of the loan portfolio in dollar amounts and in percentages as of December 31, 2001, through 2005.

	December 31, 2005		December 31, 2004		December 31, 2003		December 31, 2002		December 31, 2001

(dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage

Commercial	$ 131,819	16.3%	$94,560	13.7%	$60,598	13.2%	$46,797	11.7%	$49,265	13.7%
Real estate – Construction	237,150	29.3%	149,250	21.6%	54,900	11.9%	47,221	11.9%	59,754	16.7%
Real estate – Commercial/
Residential	367,069	45.4%	372,812	54.0%	288,051	62.7%	259,097	65.0%	206,648	57.7%
Consumer	49,520	6.1%	43,039	6.2%	34,273	7.5%	34,648	8.7%	34,537	9.6%
Other	23,019	2.8%	30,800	4.5%	21,941	4.8%	10,587	2.7%	8,189	2.3%

Total	$ 808,577	100.0%	$690,461	100.0%	$459,763	100.0%	$398,350	100.0%	$358,393	100.0%

        Net outstanding loans totaled $796.0 million at December 31, 2005, representing an increase of $116.9 million, or 17.2% compared to $679.1 million as of December 31, 2004. Loan commitments grew to $197.7 million as of December 31, 2005, representing an increase of $18.9 million over year-end 2004. For a more detailed discussion of off-balance sheet arrangements, see Note 14 to the financial statements included in this report starting on page F-29.

        PremierWest's gross loan portfolio at December 31, 2005, includes loans secured by real estate 74.7%, commercial loans 16.3%, and consumer and other loans 8.9% . The largest category is concentrated in real estate loans, typical for a community bank and also due to management's focus on the significant growth opportunities existing within mortgage and commercial real estate activities occurring in the Bank's market area. Some commercial loans are secured by real estate, but funds are used for purposes other than financing the purchase of real property, such as inventory financing and equipment purchases, where real property serves as collateral for the loan. Loans of this type are characterized as real estate loans because of the real estate held as collateral.

        The following table presents maturity and re-pricing information for the loan portfolio at December 31, 2005. The table segments the loan portfolio between fixed-rate and adjustable rate loans and their respective repricing intervals based on fixed-rate loan maturity dates and variable-rate loan re-pricing dates for the periods indicated.

			December 31, 2005

	Within One	One to Five	After Five
(dollars in thousands)	Year (1)	Years	Years	Total

FIXED-RATE LOAN MATURITIES
Commercial	$6,633	$9,226	$2,901	$18,760
Real estate – Construction	8,440	7,756	-	16,196
Real estate – Commercial/Residential	28,642	6,480	630	35,752
Consumer	11,754	7,812	12,700	32,266
Other	928	588	225	1,741

Total fixed rate loan maturities	56,397	31,862	16,456	104,715

ADJUSTABLE-RATE LOAN REPRICINGS
Commercial	99,769	13,274	15	113,058
Real estate – Construction	216,270	4,386	299	220,955
Real estate – Commercial/Residential	198,895	130,926	1,495	331,316
Consumer	16,976	304	1	17,281
Other	16,533	4,719	-	21,252

Total adjustable-rate loan repricings	548,443	153,609	1,810	703,862

Total maturities and repricings	$604,840	$185,471	$18,266	$808,577

(1)	Loans due on demand and overdrafts are included in the amount due in one year or less. PremierWest has no loans without a stated schedule for repayment or a stated maturity.

Nonperforming Loans

        Management considers a loan to be nonperforming when it is 90 days or more past due, or sooner when the Bank has determined that repayment of the loan in full is unlikely. Generally, unless collateral for a loan is a one- to-four family residential dwelling, interest accrual ceases in 90 days (but no later than the date of acquisition by foreclosure, voluntary deed or other means) and the loan is classified as nonperforming. A loan placed on nonaccrual status may or may not be contractually past due at the time the determination is made to place the loan on nonaccrual status, and it may or may not be secured. When a loan is placed on nonaccrual status, it is the Bank's policy to reverse interest previously accrued but uncollected. Interest later collected on the nonaccrual loan, for book purposes, is credited to loan principal if, in management's opinion, full collectibility of principal is doubtful.

        At December 31, 2005, loans that were more than 90 days delinquent or for which the accrual of interest had been discontinued included the following:

		% of
		Related
(dollars in thousands)	Amount	Portfolio

Commercial	$791	0.60%
Real estate – Construction	-	0.00%
Real estate – Commercial/Residential	1,405	0.38%
Consumer	77	0.16%
Other	-	0.00%

Total	$2,273	0.28%

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

        When the Bank acquires real estate through foreclosure, voluntary deed, or similar means, it is classified as "other real estate owned" until it is sold. On December 31, 2005, there was no other real estate owned, compared to approximately $483,000 in 2004. When property is acquired in this manner, it is recorded at the lower of cost (the unpaid principal balance at the date of acquisition) or fair value less estimated selling costs. Any further write-down is charged to expense. All costs incurred from the date of acquisition to maintain the property are expensed as incurred. "Other real estate owned" is appraised during the foreclosure process, before acquisition. Losses are recognized against the allowance for loan losses in the amount by which the cost value of the related loan exceeds the estimated net realizable value of the property acquired. Subsequent write-downs are recorded as noninterest expense.

        At December 31, 2005 and 2004, nonperforming loans (loans more than 90 days delinquent and/or on nonaccrual status) totaled approximately $2.3 million and $1.9 million, respectively. Management is committed to a credit culture that emphasizes quality underwriting standards and that provides for the effective monitoring of loan quality and aggressive resolution to problem loans once they are identified. Nonperforming assets amounted to 0.25% of total assets outstanding at December 31, 2005 and 0.30% at December 31, 2004. Interest income that would have been recognized on nonaccrual loans if such loans had performed in accordance with contractual terms totaled $143,000 for the year ended December 31, 2005, $177,000 for the year ended December 31, 2004, and $118,000 for the year ended December 31, 2003. Actual interest income recognized on such loans during all of the periods was not significant. At December 31, 2005 and 2004, the allowance for loan losses related to impaired loans was $710,000 and $834,000, respectively.

The following table summarizes nonperforming assets by category:

			December 31,

(dollars in thousands)	2005	2004	2003	2002	2001

Loans on nonaccrual status	$2,273	$1,890	$385	$3,410	$2,115
Loans past due greater than 90 days but
not on nonaccrual status	2	26	15	59	3,594
Other real estate owned	-	483	1,511	85	1,259

Total nonperforming assets	$2,275	$2,399	$1,911	$3,554	$6,968

Percentage of nonperforming assets
to total assets	0.25%	0.30%	0.33%	0.69%	1.43%

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

        PremierWest's allowance for loan losses totaled $10.3 million at December 31, 2005, and $9.1 million at December 31, 2004, representing 1.28% of total loans at December 31, 2005 and 1.33% of total loans at December 31, 2004. The loan loss allowance represents 454.56% of nonperforming loans at December 31, 2005, and 478.65% of nonperforming loans at December 31, 2004. Although management believes that it uses the best information available in providing for estimated loan losses and believes that the allowance was adequate at December 31, 2005, future adjustments could be necessary and net earnings could be negatively affected if circumstances and/or economic conditions differ substantially from the assumptions used in making the determinations of the adequacy of the allowance for loan losses.

The following is a summary of PremierWest's loan loss experience and selected ratios for the periods presented.

			December 31,

(dollars in thousands)	2005	2004	2003	2002	2001

Loans outstanding at end of year	$ 808,577	$ 690,461	$ 459,763	$ 398,350	$ 358,393

Average loans outstanding	$ 754,465	$ 605,747	$ 414,623	$ 380,068	$ 304,257

Allowance for loan losses, beginning
of year	$9,171	$5,466	$4,838	$4,825	$3,476
Loans charged off:
Commercial	(13)	(176)	(252)	(672)	(500)
Real estate	(500)	(563)	(160)	(253)	(538)
Consumer	(147)	(302)	(222)	(216)	(297)
Other	(111)	(2,758)	-	-	-

Total loans charged off	(771)	(3,799)	(634)	(1,141)	(1,335)

Recoveries:
Commercial	119	75	28	55	47
Real estate	-	3	-	2	-
Consumer	50	87	34	60	78
Other	1,622	454	-	-	-

Total recoveries	1,791	619	62	117	125

Net loans charged off	1,020	(3,180)	(572)	(1,024)	(1,210)
Allowance for loan losses transferred from
Timberline (2001); Mid Valley Bank (2004)	-	6,085	-	-	1,396
Provision charged to income	150	800	1,200	1,037	1,163

Allowance for loan losses, end of year	$10,341	$9,171	$5,466	$4,838	$4,825

Ratio of net loans charged off to average
loans outstanding	0.14%	(0.53)%	(0.14)%	(0.27)%	(0.40)%

Ratio of allowance for loan losses to
ending total loans	1.28%	1.33%	1.19%	1.21%	1.35%

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

					December 31,

		2005		2004		2003		2002		2001

	Total	Percentage of	Total	Percentage of	Total	Percentage of	Total	Percentage of	Total	Percentage of
(dollars in thousands)	Amount	Allowance	Amount	Allowance	Amount	Allowance	Amount	Allowance	Amount	Allowance

Type of loan:
Commercial	$ 2,478	23.96%	$ 2,833	30.89%	$ 874	15.99%	$ 1,148	23.73%	$ 1,208	25.04%
Real estate-
Construction	2,005	19.39%	767	8.36%	475	8.69%	286	5.91%	658	13.64%
Real estate-
Commercial/
Residential	4,148	40.11%	3,171	34.58%	3,038	55.58%	2,374	49.07%	2,677	55.48%
Consumer and Other	718	6.94%	435	4.74%	718	13.14%	822	16.99%	237	4.91%
Unallocated	992	9.59%	1,965	21.43%	361	6.60%	208	4.30%	45	0.93%

Total	$10,341	100.00%	$ 9,171	100.00%	$ 5,466	100.00%	$ 4,838	100.0%	$ 4,825	100.0%

As of December 31, 2005, PremierWest's specific allocation of its allowance for loan losses related to loans on nonaccrual status; estimated reserves based on individual credit risk ratings; loans for which management believes the borrower might be unable to comply with loan repayment terms, even though the loans are not in nonaccrual status; and, loans for which supporting collateral might not be adequate to recover loan amounts if foreclosure and subsequent sale of collateral become necessary. The unallocated portion of the allowance for loan losses is provided to recognize estimated potential losses for which a specific reserve has not been established. The unallocated, general reserve decreased from 2004 to 2005 principally as the result of management's assessment of credit risk, particularly in our real estate secured portfolio, from higher interest rates and expectations for continued increases in interest rates during 2006. As a result, a significant amount of the unallocated portion of the allowance for loan losses as of December 31, 2004 was shifted to loans in our portfolio that are secured by real estate. The unallocated, general reserve had increased significantly from 2003 to 2004 and was considered reasonable at that time based on several factors specifically the lack of seasoning within the acquired portfolio of loans from Mid Valley Bank, which contributed a significant portion of the charge-off volume during 2004, and the Bank's geographical expansion from its acquisition of Mid Valley Bank, into markets and economies where we lack experience in assessing patterns of risk. Even with a diligent assessment by management, there can be no assurance regarding the actual amount of future charge-offs that will be incurred in the future.

Deposits

        Deposit accounts are PremierWest's primary source of funds. PremierWest offers a number of deposit products to attract both commercial and consumer customers including regular checking and savings accounts, money market accounts, IRA accounts, NOW accounts, and a variety of fixed-maturity, fixed-rate certificates with maturities ranging from seven days to 60 months. These accounts earn interest at rates established by management based on competitive market factors and management's desire to increase certain types or maturities of deposit liabilities.

The distribution of deposit accounts by type and rate is set forth in the following tables as of the indicated dates.

				Years Ended December 31,

		2005			2004			2003

	Average	Interest	Average	Average	Interest	Average	Average	Interest	Average
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate

Savings, money market and
interest bearing demand	$ 339,480	$ 3,662	1.08%	$299,460	$2,063	0.69%	$ 210,515	$ 1,598	0.76%

Time deposits	198,833	5,817	2.93%	179,305	3,799	2.12%	138,507	3,925	2.83%

Total interest-bearing deposits	538,313	$ 9,479	1.76%	478,765	$5,862	1.22%	349,022	$ 5,523	1.58%

Noninterest-bearing deposits	198,777			168,493			100,698

Total interest-bearing and
noninterest-bearing deposits	$ 737,090			$647,258			$ 449,720

        Total deposits grew $79.4 million during 2005, reaching $768.4 million at December 31, 2005 compared to $689.0 million at December 31, 2004, a 11.5% increase. At December 31, 2004, total deposits were $689.0 million, an increase of $213.2 million or 44.8%, from total deposits of $475.7 million at December 31, 2003. Of this increase, approximately $165.0 million was attributable to the acquisition of Mid Valley Bank. During 2005, noninterest-bearing deposits grew $25.0 million, from $183.8 million at December 31, 2004 to $208.8 million at December 31, 2005, a 13.6% increase. At December 31, 2005, core deposits, which consist of all demand deposit accounts, savings accounts, and certificates of deposit less than $100,000, accounted for 90.2% of total deposits, down from 91.2% as of December 31, 2004.

        Interest-bearing deposits consist of money market, NOW, savings, and time certificate accounts. Interest-bearing account balances tend to grow or decline as PremierWest adjusts its pricing and product strategies based on market conditions, including competing deposit products. At December 31, 2005, total interest-bearing deposit accounts were $559.6 million, an increase of $54.4 million, or 10.8%, from December 31, 2004.

        Management generally follows a policy against relying on brokered deposits as a source for funding future loan growth, since in most cases, brokered deposit accounts are purchased with long-term maturities of two to seven years. At December 31, 2005, time certificates of deposits of $100,000 and over totaled $75.0 million, or 9.76% of total outstanding deposits, compared to $60.9 million, or 8.83%, of total outstanding deposits at December 31, 2004, and $42.2 million, or 8.87%, of total outstanding deposits at December 31, 2003. The following table sets forth, by time remaining to maturity, time certificates of deposit accounts outstanding at December 31, 2005:

	Time Deposits of		Time Deposits Less
	$100,000 or More		Than $100,000

(dollars in thousands)	Amount	Percentage	Amount	Percentage

Three months or less	$16,142	21.51%	$31,956	23.03%
Over three months through six months	7,483	9.97%	17,970	12.95%
Over six months through 12 months	21,537	28.70%	33,980	24.49%
Over 12 months	29,883	39.82%	54,834	39.52%

Total	$75,045	100.0%	$138,740	100.00%

Short-term and Long-term Borrowings and Other Contractual Obligations

        The following table sets forth certain information with respect to PremierWest's short-term borrowings of federal funds purchased and securities sold under agreements to repurchase:

			Years Ended December 31,

	2005		2004		2003

		Federal		Federal		Federal
	Repurchase	Funds	Repurchase	Funds	Repurchase	Funds
	Agreements	Purchased	Agreements	Purchased	Agreements	Purchased

(dollars in thousands)

Amount outstanding at end of period	$ -	16,430	$-	-	$ 3,401	-
Weighted average interest rate at
end of period	-	5.07%	-	-	0.6%	-
Maximum amount outstanding at any
month-end during the year	$ -	16,430	$2,578	-	$ 9,036	-
Average amount outstanding during
the period	$ -	1,822	$1,039	-	$ 6,603	-
Average weighted interest rate
during the period	0.00%	4.39%	0.14%	0.00%	0.88%	-

        PremierWest had long-term borrowings outstanding with the Federal Home Loan Bank of Seattle (FHLB) totaling $1.8 million and $2.4 million as of December 31, 2005 and 2004, respectively. The Bank makes monthly principal and interest payments on the long-term borrowings which mature between 2007 and 2014 and bear interest at rates ranging from 5.82% to 7.63% . The Bank also participates in the Cash Management Advance Program (the Program) with the FHLB and as of December 31, 2005 and 2004 the Bank had no borrowings outstanding under the Program. The Bank had total FHLB borrowings of $1.8 million against an available line of credit of approximately $42.4 million as of December 31, 2005. All outstanding borrowings with the FHLB are collateralized by a blanket pledge agreement principally covering loans in the Bank's portfolio that are secured by 1st liens against 1-4 family and multi-family residential properties as well as the Bank's FHLB stock and potentially any funds, investment securities or loans on deposit with the FHLB.

        At December 31, 2005, two wholly-owned special purpose subsidiary trusts established by PremierWest Bancorp had issued $15.5 million of pooled trust preferred securities. Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trusts used the net proceeds from the offering to purchase a like amount of Junior Subordinated Debentures (the "Debentures") of the Company. The Debentures are the sole assets of the trusts. The Company's obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. The Company has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.

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

                    The following table is a summary of current trust preferred securities at December 31, 2005.

		Issue				Redemption
Trust Name	Issue Date	Amount	Rate Type	Rate	Maturity Date	Date

PremierWest Statutory Trust I	December 2004	$7,732,000	Fixed (1)	5.65%	December 2034	December 2009
PremierWest Statutory Trust II	December 2004	$7,732,000	Fixed (2)	5.65%	March 2035	March 2010

(1) PremierWest Statutory Trust I bears interest at the fixed rate of 5.65% until December 2009 at which time it converts to the variable rate of LIBOR +1.75%, adjusted quarterly, through the maturity date.

(2) PremierWest Statutory Trust II bears interest at the fixed rate of 5.65% until March 2010 at which time it converts to the variable rate of LIBOR +1.79%, adjusted quarterly, through the maturity date.

        PremierWest is a party to numerous contractual financial obligations including repayment of borrowings, operating lease payments and commitments to extend credit under off-balance sheet arrangements. The scheduled repayment of long-term borrowings and other contractual obligations is as follows (in thousands):

			Payments due by period

Contractual Obligations	Total	< 1 year	1-3 years	3-5 years	> 5 years

Long-term borrowings	$1,780	$639	$1,099	$21	$ 21
Operating lease obligations	$3,237	384	441	313	2,099
Junior subordinated debentures	$15,464	-	-	-	15,464

Total	$20,481	$1,023	$1,540	$334	$ 17,584

Off-Balance Sheet Arrangements

        Significant off-balance sheet commitments at December 31, 2005 include commitments to extend credit of $187.1 million and standby letters of credit of $10.6 million. See Note 14 on page F-29 of the Notes to Consolidated Financial Statements included with this report for a discussion on the nature, business purpose and importance of off-balance sheet arrangements.

LIQUIDITY AND CAPITAL RESOURCES; REGULATORY CAPITAL

     Shareholders' equity was $102.8 million at December 31, 2005, an increase of $12.2 million or 13.5% from December 31, 2004. The increase reflects comprehensive income of $13.0 million and the exercise of stock options and related tax benefit of $229,000. This was offset by the declaration of preferred and common stock dividends of $275,000 and $769,000, respectively, and cash paid for fractional shares resulting from a 5% stock dividend.

     PremierWest has adopted policies to maintain a relatively liquid position to enable it to respond to changes in the financial environment and ensure sufficient funds are available to meet customers' needs for borrowing and deposit withdrawals. Generally, PremierWest's major sources of liquidity are customer deposits, sales and maturities of investment securities, the use of borrowings from the FHLB and correspondent banks, and net cash provided by operating activities. As of December 31, 2005, unused and available lines of credit totaled $42.4 million from FHLB's Cash Management Advance Program, $104.0 million from correspondent banks and $1.0 million from the Federal Reserve Bank of San Francisco. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and unscheduled loan prepayments are not as stable because they are influenced by general interest rate levels, competing interest rates available on other investments, market competition, economic conditions, and other factors. Liquid asset balances include cash, amounts due from other banks, federal funds sold, and investment securities available-for-sale. At December 31, 2005, these liquid assets totaled $33.8 million or 3.70% of total assets as compared to $43.0 million or 5.34% of total assets at December 31, 2004. Total liquid assets of $43.0 million as of December 31, 2004, compare to $73.7 million or 12.90% of total assets at December 31, 2003. Our liquidity continues to tighten as loan volumes have grown faster than our ability to build deposits as our preferred source of funding. Further, our securities portfolio has declined from calls and maturities to a point where 100% of our securities portfolio is committed towards pledging requirements for collateralizing public funds deposits that exceed the FDIC insurance limits. It is expected that continued strong loan growth and management's reluctance to attract higher cost transactional deposits will result in an increase in borrowings in the near future. Management continues to focus on strategies to grow the Bank's core deposit base, while exploring alternate wholesale funding avenues. The Bank maintains contingency plans to address its liquidity needs including borrowing capacity through the Federal Home Loan Bank and other correspondent banks to support its funding needs that are not covered by our deposit base. Further, to date management has elected to pursue strategies for building core deposits rather than aggressively attracting higher cost certificates of deposit either through more aggressive pricing or through brokered sources.

        Analysis of liquidity should include a review of the changes that appear in the consolidated statements of cash flows for the year ended December 31, 2005. The statement of cash flows includes operating, investing, and financing categories. Operating activities include net income of $13.2 million and $3.1 million in adjustments for non-cash items and changes in cash due to changes in certain assets and liabilities. Investing activities consist primarily of proceeds from sold or matured securities and purchases of securities, the impact of the net growth in loans, and purchases of premises and equipment. Financing activities present the cash flows associated with the change in deposit accounts, changes in long-term and other borrowings and various shareholder transactions.

        At December 31, 2005, PremierWest had outstanding unfunded lending commitments of $197.7 million. Nearly all of these commitments represented unused portions of credit lines available to businesses. Many of these credit lines are not expected to be fully drawn upon and, accordingly, the aggregate commitments do not necessarily represent future cash requirements. Management believes that PremierWest's sources of liquidity are sufficient to meet likely calls on outstanding commitments, although there can be no assurance in this regard.

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

        The following table reflects PremierWest Bank's various capital ratios at December 31, as compared to regulatory minimums for capital adequacy purposes:

	2005	2004	Minimum to be	Minimum to be
	Actual	Actual	“Adequately Capitalized”	“Well-Capitalized”

Total risk-based capital ratio	11.36%	11.27%	>8.00%	>10.00%
Tier 1 risk-based capital ratio	10.19%	10.06%	>4.00%	>6.00%
Leverage ratio	10.27%	9.94%	>4.00%	>5.00%

The various capital ratios for PremierWest Bancorp at December 31, compared to regulatory minimums for capital adequacy purposes are as follows:

	2005	2004	Minimum to be
	Actual	Actual	“Adequately Capitalized”

Total risk-based capital ratio	11.85%	12.06%	>8.00%
Tier 1 risk-based capital ratio	10.68%	10.86%	>4.00%
Leverage ratio	10.76%	10.70%	>4.00%

RECENTLY ISSUED ACCOUNTING STANDARDS

        In March 2004, the FASB ratified the consensus reached by the Emerging Issues Task Force (EITF) regarding Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." EITF Issue 03-1 provided guidance on recognition and measurement of other-than-temporary impairment and its application to certain investments, including all debt securities and equity securities that are subject to the scope of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

        On September 30, 2004, the FASB issued a proposed Board-directed Staff Position, FSP EITF Issue 03-1-a, "Implementation Guidance for the Application of Paragraph 16," of EITF Issue No. 03-1. The proposed FSP provided implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under paragraph 16 of EITF Issue 03-1.

        In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." This FSP nullified certain requirements of Issue 03-1. Based on the clarification provided in FSP FAS 115-1 and FAS 124-1, the amount of any other-than-temporary impairment that needs to be recognized will continue to be dependent on market conditions, the occurrence of certain events or changes in circumstances relative to an impaired investment and an entity's intent and ability to hold the impaired investment at the time of the valuation. The effective date for implementing FSP FAS 115-1 and FAS 124-1 is for reporting periods beginning after December 15, 2005. Management does not anticipate adoption of FSP FAS 115-1 and FAS 124-1 will have a significant impact upon PremierWest's consolidated financial statements.

        In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, Shared Based Payment, a revision to the previously issued guidance on accounting for stock options and other forms of equity-based compensation. SFAS No. 123R requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based forms of compensation issued to employees. This statement is effective for financial statements as of the beginning of the first fiscal year that begins after June 15, 2005.

        The Company does not expect the impact of adoption of SFAS No. 123R on net income and earnings per share will be materially different from the current fair value pro forma disclosure.

        Companies may elect one of two methods for adoption of SFAS No. 123R. Under the modified prospective method, any awards that are granted or modified after the date of adoption will be measured and accounted for under the provisions of SFAS No. 123R. The unvested portion of previously granted awards will continue to be accounted for under SFAS No. 123, Accounting for Stock-Based Compensation, except that the compensation expense associated with the unvested portions will be recognized in the statement of income. Under the modified retrospective method, all amounts previously reported are restated to reflect the amounts in the SFAS No. 123 pro forma disclosure. The Company expects to adopt the modified prospective accounting method upon implementation in 2006.

        In March 2005, the SEC issued Staff Accounting Bulletin ("SAB") No. 107 which expressed the views of the SEC regarding the interaction between SFAS No. 123R and certain SEC rules and regulations. SAB No. 107 provides guidance related to the valuation of share-based payment arrangements for public companies, including assumptions such as expected volatility and expected term. The Company is assessing the impact SAB No. 107 will have on its consolidated financial statements but does not currently believe the effect will be materially different for the current fair value disclosure described in the footnote.

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

        The following table illustrates the maturities or repricing of PremierWest's assets and liabilities as of December 31, 2005, based upon the contractual maturity or contractual repricing dates of loans and the contractual maturities of time deposits and borrowings. Prepayment assumptions have not been applied to fixed-rate mortgage loans. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

(dollars in thousands)		BY REPRICING INTERVAL

	0 – 3 Months	4 – 12 Months	1 – 5 Years	Over 5 Years	Total

ASSETS
Interest-earning assets:
Federal funds sold and interest-earning
deposits	$462	$-	$-	$-	$462
Investment Securities	1,814	5,023	4,507	3,525	14,869
Loans	457,924	146,916	185,471	18,266	808,577

Total	$460,200	$ 151,939	$189,978	$21,791	$823,908

LIABILITIES
Interest-bearing liabilities:
Interest-bearing checking and savings	$138,672	$ 52,908	$129,957	$24,257	$345,794
Time deposits	48,298	80,972	84,183	332	213,785
Borrowings	16,482	160	17,007	25	33,674

Total	$203,452	$ 134,040	$231,147	$24,614	$593,253

Interest rate sensitivity gap	$256,748	$ 17,899	$(41,169)	$(2,823)	$230,655

Cumulative	$256,748	$ 274,647	$233,478	$230,655

Cumulative gap as a % of earning-assets	31.2%	33.3%	28.3%	28.0%

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

        PremierWest's simulation analysis forecasts net interest income and earnings given unchanged interest rates (stable rate scenario). The model then estimates a percentage change from the stable rate scenario under scenarios of rising and falling market interest rates over various time horizons. The simulation model based on December 31, 2005 data, estimates that if a decline of 200 basis points occurs, net interest income could be unfavorably affected up to approximately 9.29%, while a similar increase in market rates would have a favorable impact of approximately 11.72% . Because of uncertainties about customer behavior, refinance activity, absolute and relative loan and deposit pricing levels, competitor pricing and market behavior, product volumes and mix, and other unexpected changes in economic events affecting movements and volatility in market rates, there can be no assurance that simulation results are reliable indicators of earnings under such conditions.

	Net (Decrease) in	Net
	Net Interest Income	Interest	Return on
	(in thousands)	Margin	Equity

As of December 31, 2005,
the prime rate was 7.25%	$-	6.05%	13.59%

Prime rate increase of:
200 basis points to 9.25%	$5,477	6.75%	19.23%
100 basis points to 8.25%	$2,804	6.41%	16.48%

Prime rate decrease of:
200 basis points to 5.25%	$(4,344)	5.49%	9.11%
100 basis points to 6.25%	$(2,617)	5.71%	10.89%

(1) Tax adjusted at a 34% rate.

        It is PremierWest's policy to manage interest rate risk to maximize long-term profitability under the range of likely interest-rate scenarios.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements called for by this item are included in this report beginning on page F-3.

        The following tables set forth the Company's unaudited consolidated financial data regarding operations for each quarter of 2005 and 2004. This information, in the opinion of management, includes all adjustments necessary, consisting only of normal and recurring adjustments, to state fairly the information set forth therein. Certain amounts previously reported have been reclassified to conform to the current presentation. These reclassifications had no net impact on the results of operations.

			2005

		Second			Fourth
(dollars in thousands, except per share data)	First Quarter	Quarter	Third Quarter		Quarter

INCOME STATEMENT DATA
Total interest income	$12,496	$ 13,845		$15,230	$ 15,956
Total interest expense	2,195	2,624		2,913	3,053

Net interest income	10,301	11,221		12,317	12,903
Provision for loan losses	150	-		-	-

Net interest income after
provision for loan losses	10,151	11,221		12,317	12,903
Noninterest income	1,759	1,869		1,855	1,868
Noninterest expense	7,870	8,148		8,572	9,028

Income before income taxes	4,040	4,941		5,600	5,743
Provision for income taxes	1,393	1,704		2,097	1,942

Net income	$2,647	$ 3,237		$3,503	$ 3,801

Basic earnings per common share	$0.16	$ 0.20		$0.21	$ 0.23

Diluted earnings per common share	$0.15	$ 0.18		$0.20	$ 0.22

			2004

		Second			Fourth
(dollars in thousands, except per share data)	First Quarter	Quarter	Third Quarter		Quarter

INCOME STATEMENT DATA
Total interest income	$9,520	$ 10,346		$11,227	$ 11,742
Total interest expense	1,518	1,547		1,550	1,741

Net interest income	8,002	8,799		9,677	10,001
Provision for loan losses	300	200		150	150

Net interest income after
provision for loan losses	7,702	8,599		9,527	9,851
Noninterest income	1,551	1,696		1,687	1,668
Noninterest expense	6,514	7,156		7,593	7,424

Income before income taxes	2,739	3,139		3,621	4,095
Provision for income taxes	904	1,036		1,195	1,351

Net income	$1,835	$ 2,103		$2,426	$ 2,744

Basic earnings per common share	$0.11	$ 0.12		$0.15	$ 0.17

Diluted earnings per common share	$0.11	$ 0.12		$0.14	$ 0.16

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE
None.
ITEM 9A.	CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

     Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Exchange Act Rules 13a -15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal controls over financial reporting were effective as of December 31, 2005.

     Management's assessment of the effectiveness of our internal controls over financial reporting as of December 31, 2005 has been audited by Moss Adams, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

INTERNAL CONTROL OVER FINANCIAL REPORTING

     There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

DISCLOSURE CONTROLS AND PROCEDURES

     Our management has evaluated, under the supervision and with the participation of our President & Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on that evaluation, our President & Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our President & Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information provided in response to this Item is incorporated by reference to the Definitive Proxy Statement on Schedule 14A for the Company's 2006 Annual Meeting of Shareholders, which the Company expects first to be sent or given to security holders on or about April 10, 2006.

ITEM 11. EXECUTIVE COMPENSATION

        The information provided in response to this Item is incorporated by reference to the Definitive Proxy Statement on Schedule 14A for the Company's 2006 Annual Meeting of Shareholders, which the Company expects first to be sent or given to security holders on or about April 10, 2006.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

        The information provided in response to the Security Ownership of Certain Beneficial Owners and Management required by this Item is incorporated by reference to the Definitive Proxy Statement on Schedule 14A for the Company's 2006 Annual Meeting of Shareholders, which the Company expects first to be sent or given to security holders on or about April 10, 2006.

                                        Equity Compensation Plan Information

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	908,003 (1)	$7.49 (1)	380,144
Equity compensation plans not approved by security holders	-	-	-
Total	908,003	$7.49	380,144

Notes:
(1) - Includes 66,033 options with a weighted average exercise price of $3.07 that were assumed in the merger of United Bancorp (Douglas National Bank) on May 8, 2000.

Under PremierWest Bank's Stock Option Plan (the Stock Option Plan), it may grant Incentive Stock Options (ISOs) and Nonqualified Stock Options (NQSOs) to key employees. The option price of ISOs is the fair market value at the date of grant, and the option price of NQSOs is to be a price not less than 85% of the fair market value at the date of grant. The options generally vest over time, and all options generally expire after a period of ten years. However, the Board has the right to suspend or terminate the Stock Option Plan at any time, except with respect to the remaining options outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information provided in response to this Item is incorporated by reference to the Definitive Proxy Statement on Schedule 14A for the Company's 2006 Annual Meeting of Shareholders, which the Company expects first to be sent or given to security holders on or about April 10, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information provided in response to this item is incorporated by reference to the Definitive Proxy Statement on Schedule 14A for the Company's 2006 Annual Meeting of Shareholders, which the Company expects first to be sent or given to security holders on or about April 10, 2006.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements:
The consolidated financial statements for the fiscal years ended December 31, 2005, 2004, and 2003 are included in this report beginning on page F-1.

(2)	Financial Statement Schedules:

All schedules have been omitted because the information is not required, not applicable, not present in amounts sufficient to require submission of the schedule, or is included in the financial statements or notes thereto.

(3)	The following exhibits are filed with, and incorporated into by reference, this report, and this list constitutes the exhibit index:

Exhibits
3.1	Articles of Incorporation of PremierWest Bancorp [1]

3.2	Amended and Restated Bylaws of PremierWest Bancorp [2]

4.1	Specimen Stock Certificate [3]

4.2	Series A Preferred Stock Certificate Designation of the Registrant [1]

10.1	Employment Agreement, dated July 29, 2004, between John L. Anhorn and PremierWest Bancorp 4 A +

10.1.1	Amendment, dated December 27, 2004, to Employment Agreement, dated July 29, 2004, between John L. Anhorn and PremierWest Bancorp 6 A +

10.2	Employment Agreement, dated July 29, 2004, between Tom Anderson and PremierWest Bancorp 4 B +

10.2.1	Amendment, dated December 27, 2004, to Employment Agreement, dated July 29, 2004, between Tom Anderson and PremierWest Bancorp 6 B +

10.3	Employment Agreement, dated effective March 1, 2006, between Bobby L. DuMilieu and PremierWest Bancorp

10.4	Supplemental Executive Retirement Plan Agreement, dated July 29, 2004, between John Anhorn and PremierWest Bank 4 C +

10.4.1	Amendment, dated December 27, 2004, to Supplemental Executive Retirement Plan Agreement, dated July 29, 2004, between John Anhorn and PremierWest Bank 6 C +

10.5	Supplemental Executive Retirement Plan Agreement, dated July 29, 2004, between Tom Anderson and PremierWest Bank 4 D +

10.5.1	Amendment, dated December 27, 2004, to Supplemental Executive Retirement Plan Agreement, dated July 29, 2004, between Tom Anderson and PremierWest Bank 6 D +

10.6	Executive Survivor Income Agreement dated, November 12, 2002, between John A. Anhorn and PremierWest Bank E +

10.6.1	Amendment, dated July 29, 2004, to Executive Survivor Income Agreement dated, November 12, 2002, between John A. Anhorn and PremierWest Bank 4 E +

10.7	2005 Executive Deferred Compensation Agreement between John A. Anhorn and PremierWest Bank dated December 27, 2004 6 E +

10.8	Continuing Benefits Agreement between Thomas Becker and PremierWest Bank dated December 27, 2004 6 F +

10.9	2005 Director Deferred Compensation Agreement between Thomas Becker and PremierWest Bank dated December 27, 2004 6 G +

10.10	1992 Combined Incentive and Non-Qualified Stock Option Plan of Bank of Southern Oregon [3]

10.11	United Bancorp Stock Option Plan, as amended [5]

10.12	PremierWest Bancorp Stock Option Plan [4]

10.12.1	Non Qualified Stock Option Agreement

10.12.2	Incentive Stock Option Agreement

10.13	2006 Bonus Program[7]

10.14	Summary of 2006 Director Compensation

21.1	Subsidiaries of PremierWest Bancorp [1]

23.1	Consent of Moss Adams LLP relating to the audited financial statements of the registrant for the period ending December 31, 2005, 2004 and 2003

31.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(a) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(a) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

1	Incorporated by reference to Registrant's statement on Form S-4 (File NO. 333-110842).
2	Incorporated by reference to Registrant's quarterly report on Form 10-Q for the period ended September 30, 2003.
3	Incorporated by reference to Registrant's statement on Form S-4 (File No. 333-96209).
4	Incorporated by reference to the Registrant's quarterly report on from 10-Q for the period ended September 30, 2004.
5	Incorporated by reference to the registration statement on Form S-8 (File No. 333-40886).
6	Incorporated by reference to the Registrant's report on Form 8-K filed December 29, 2004.
7	Incorporated by reference to the Registrant's report on Form 8-K filed January 3, 2006.

	A	A substantially identical agreement exists between PremierWest Bancorp and Richard Hieb, except that Mr. Hieb's agreement provides for a base salary of $150,000.
	B	A substantially identical agreement exists between PremierWest Bancorp and James Earley, except that Mr. Earley's agreement provides for a base salary of $110,000.
	C	A substantially identical agreement exists between PremierWest Bancorp and Richard Hieb, except that Mr. Hieb's agreement provides for retirement pay of 42% of base salary.
	D	A substantially identical agreement exists between PremierWest Bancorp and James Earley, except that Mr. Earley's agreement provides for retirement pay of 40% of base salary and between PremierWest Bancorp and Bobby DuMilieu, except that Mr. DuMilieu's agreement provides for retirement pay not to exceed 30% of base salary.
	E	A substantially identical agreement exists between PremierWest Bancorp Richard Hieb, Tom Anderson, Jim Earley and Bobby DuMilieu.
	F	Substantially identical agreements dated December 27, 2004 were entered into by and between PremierWest Bank and the following executives: Richard Hieb, Tom Anderson and Jim Earley; and between PremierWest Bank and Bobby DuMilieu effective March 1, 2006.
	G	Substantially identical agreements dated December 27, 2004 were entered into by and between PremierWest Bank and the following directors: John B. Dickerson, John A. Duke, Dennis N. Hoffbuhr, Patrick G. Huycke, Brian Pargeter, James L. Patterson, and Rickar D. Watkins.

+ Management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

PREMIERWEST BANCORP (Registrant)
By:	/s/ John L. Anhorn	Date: March 10, 2006
John L. Anhorn, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ John Duke	Date: March 10, 2006
John Duke, Director

By:	/s/ Dennis Hoffbuhr	Date: March 10, 2006
Dennis Hoffbuhr, Director

By:	/s/ Rickar Watkins	Date: March 10, 2006
Rickar Watkins, Director

By:	/s/ James Patterson	Date: March 10, 2006
James Patterson, Director

By:	/s/ John L. Anhorn	Date: March 10, 2006
John L. Anhorn, Director, President and
Chief Executive Officer

By:	/s/ Richard R. Hieb	Date: March 10, 2006
Richard R. Hieb, Chief Operating Officer

By:	/s/ Tom Anderson	Date: March 10, 2006
Tom Anderson, Chief Financial Officer, and
Principal Accounting Officer

Signatures - (continued)
By:	/s/ Tom Becker	Date: March 10, 2006
Tom Becker, Director

By:	/s/ Brian Pargeter	Date: March 10, 2006
Brian Pargeter, Director

By:	/s/ Patrick Huycke	Date: March 10, 2006
Patrick Huycke, Director

By:	/s/ John Dickerson	Date: March 10, 2006
John Dickerson, Director