Form 10-Q
period 2006-03-31
PREMIERWEST BANCORP
filed 2006-05-08
CIK 1102287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
 of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2006

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

Large accelerated filer [  ]                                       Accelerated filer [X]                                    Non-accelerated filer [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                                                Yes [  ]  No  [X]

The number of shares outstanding of Registrant's common stock as of May 5, 2006 was 15,396,159.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PREMIERWEST BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in 000's)
(Unaudited)
ASSETS

	March 31,	December 31,
	2006	2005

Cash and cash equivalents:
Cash and due from banks	$26,019	$28,059
Federal funds sold	7,355	453

Total cash and cash equivalents	33,374	28,512

Interest-bearing deposits with Federal Home Loan Bank	9	9

Investments:
Investment securities available-for-sale, at fair market value	4,275	5,292
Investment securities held-to-maturity, at amortized cost	8,739	9,577
Restricted equity securities	1,865	1,865

Total investments	14,879	16,734

Mortgage loans held-for-sale	140	767
Loans, net of allowance for loan losses and deferred loan fees	817,619	795,230

Total loans	817,759	795,997

Premises and equipment, net of accumulated depreciation
and amortization	32,446	30,589
Core deposit intangible, net	2,381	2,504
Goodwill	20,414	20,414
Accrued interest and other assets	18,926	18,902

TOTAL ASSETS	$940,188	$913,661

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits:
Demand	$190,663	$208,840
Interest-bearing demand and savings	344,901	345,794
Time	236,936	213,785

Total deposits	772,500	768,419

Federal funds purchased	5,182	16,430
Federal Home Loan Bank borrowings	31,621	1,780
Junior subordinated debentures	15,464	15,464
Accrued interest and other liabilities	9,252	8,784

Total liabilities	834,019	810,877

COMMITMENTS AND CONTINGENCIES (Note 7)
SHAREHOLDERS' EQUITY
Series A Preferred Stock, no par value, 1,000,000 shares
authorized, 11,000 shares issued and outstanding	9,590	9,590
Common stock - no par value; 50,000,000 shares authorized;
15,394,099 shares issued and outstanding (15,373,431 in 2005)	73,414	73,234
Retained earnings	23,053	19,836
Accumulated other comprehensive income	112	124

Total shareholders' equity	106,169	102,784

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$940,188	$913,661

See accompanying notes.

PREMIERWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in 000's, Except Earnings per Share Data)
(Unaudited)

	For the Three Months Ended March 31,

	2006	2005

INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$16,555	$12,251
Interest on investments:
Taxable	26	56
Nontaxable	91	109
Interest on federal funds sold	28	76
Other interest and dividends	-	4

Total interest and dividend income	16,700	12,496

INTEREST EXPENSE
Deposits:
Interest-bearing demand and savings	1,025	812
Time	1,973	1,128
Federal funds purchased	240	3
Federal Home Loan Bank advances	268	34
Junior subordinated debentures	218	218

Total interest expense	3,724	2,195

Net Interest Income	12,976	10,301
LOAN LOSS PROVISION	300	150

Net interest income after loan loss provision	12,676	10,151

NONINTEREST INCOME
Service charges on deposit accounts	779	647
Mortgage banking fees	299	261
Investment brokerage and annuity fees	273	301
Other commissions and fees	365	331
Other noninterest income	118	219

Total noninterest income	1,834	1,759

NONINTEREST EXPENSE
Salaries and employee benefits	5,743	4,578
Net occupancy and equipment	1,470	1,368
Communications	409	372
Professional fees	232	321
Advertising	296	138
Other	1,184	1,093

Total noninterest expense	9,334	7,870

INCOME BEFORE PROVISION FOR INCOME TAXES	5,176	4,040
PROVISION FOR INCOME TAXES	1,890	1,393

NET INCOME	$3,286	$2,647

EARNINGS PER COMMON SHARE:
BASIC	$0.20	$0.16

DILUTED	$0.19	$0.15

See accompanying notes.

PREMIERWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(in thousands, except share amounts)
(Unaudited)

						Accumulated
	Preferred Stock		Common Stock			Other	Total
					Retained	Comprehensive	Shareholders'	Comprehensive
	Shares	Amount	Shares	Amount	Earnings	Income (Loss)	Equity	Income

BALANCE, January 1, 2005	11,000	$9,590	14,612,332	$62,482	$18,224	$284	$90,580

Comprehensive income:
Net income					2,647		2,647	$2,647
Other comprehensive income -
Amortization of unrealized
gains for investment securities
transferred to held-to-maturity
of $31 (net of taxes of $18)	-	-	-	-	-	(31)	(31)	(31)

Unrealized losses on investment
securities available-for-sale of
$36 (net of taxes of $18)	-	-	-	-	-	(36)	(36)	(36)

Comprehensive income								$2,580

Preferred stock dividend declared	-	-	-	-	(69)	-	(69)
Stock options exercised	-	-	7,825	39	-	-	39
Income tax benefit of stock options
exercised	-	-	-	18	-	-	18

BALANCE, March 31, 2005	11,000	9,590	14,620,157	62,539	20,802	217	93,148

BALANCE - January 1, 2006	11,000	$9,590	15,373,431	$73,234	$19,836	$124	$102,784

Comprehensive income:
Net income					3,286		3,286	$3,286
Other comprehensive income -
Amortization of unrealized
gains for investment securities
transferred to held-to-maturity
of $22 (net of taxes of $13)	-	-	-	-	-	(22)	(22)	(22)

Unrealized gains on investment
securities available-for-sale of
$10 (net of taxes of $3)	-	-	-	-	-	10	10	10

Comprehensive income								$3,274

Preferred stock dividend declared	-	-	-	-	(69)	-	(69)
Stock-based compensation expense	-	-	-	40	-	-	40
Stock options exercised	-	-	20,668	128	-	-	128
Income tax benefit of stock options
exercised	-	-	-	12	-	-	12

BALANCE - March 31, 2006	11,000	$9,590	15,394,099	$73,414	$23,053	$112	$106,169

See accompanying notes.

PREMIERWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in 000's)
(Unaudited)

	For the Three Months Ended March 31,

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,286	$2,647
Adjustments to reconcile net income to net cash
from operating activities:
Depreciation and amortization	810	768
Loan loss provision	300	150
Deferred income taxes	(99)	7
Amortization of premium on investment
securities, net	15	15
Net funding of loans held for sale	667	293
Gain on sale of loans held for sale	(40)	(60)
Restricted equity security stock dividends	-	(6)
Stock-based compensation expense	40	-
Gain on sales of premises and equipment	(8)	(11)
Changes in accrued interest receivable/payable
and other assets/liabilities	471	853

Net cash from operating activities	5,442	4,656

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from calls, paydowns and maturities of investment
securities available-for-sale	1,016	24
Proceeds from calls and maturities of investment
securities held-to-maturity	815	175
Decrease in interest-bearing deposits with
Federal Home Loan Bank	-	3
Loan originations, net	(22,689)	(43,104)
Purchases of premises and equipment, net	(2,536)	(1,916)

Net cash from investing activities	(23,394)	(44,818)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	4,081	28,911
Net incease (decrease) in Federal Home Loan Bank borrowings	29,841	(160)
Net decrease in Federal Funds purchased	(11,248)	-
Excess tax benefit from exercise of stock options	12	-
Stock options exercised	128	39

Net cash from financing activities	22,814	28,790

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,862	(11,372)

CASH AND CASH EQUIVALENTS - Beginning of the period	28,512	36,434

CASH AND CASH EQUIVALENTS - End of the period	$33,374	$25,062

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$3,386	$2,337

Cash paid for taxes	$620	$204

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
FINANCING ACTIVITIES
Income tax benefit of stock options exercised	$12	$18

Preferred stock dividend declared	$69	$69

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

The Bank conducts a general commercial banking business operating in Jackson, Josephine, Douglas, and Klamath counties of southern Oregon, Deschutes County in central Oregon and Siskiyou, Shasta, Tehama, Butte, Placer and Yolo counties of northern California . Its activities include the usual lending and deposit functions of a commercial bank including commercial, real estate, installment, and mortgage loans; checking, money market, savings and time deposit accounts; mortgage loan brokerage services; automated teller machines (ATMs); and safe deposit facilities.

PremierWest Bank's two principal operating subsidiaries, Premier Finance Company and PremierWest Investment Services, Inc. provide financial services that compliment and support the traditional commercial banking operations of the Bank. Premier Finance Company is engaged in the business of consumer lending and operates from independent office locations or from within PremierWest Bank branch offices in Portland, Medford, Grants Pass, Roseburg and Klamath Falls, Oregon and in Yreka and Redding, California. PremierWest Investment Services, Inc. functions under an arrangement with Linsco/Private Ledger, an independent broker/dealer. Operating throughout the Bank's market area PremierWest Investment Services, Inc. offers brokerage services for financial and investment products including stocks, bonds, mutual funds and annuities.

Basis of presentation - The consolidated financial statements include the accounts of PremierWest Bancorp and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

The interim consolidated financial statements are not audited, but include all adjustments that management considers necessary for a fair presentation of consolidated financial condition and results of operations for such interim periods.

The balance sheet data as of December 31, 2005 was derived from audited financial statements and does not include all disclosures contained in the 2005 Annual Report to Shareholders. The interim consolidated financial statements should be read in conjunction with the Company's 2005 consolidated financial statements, including the notes thereto, included in the 2005 Annual Report to Shareholders as filed with the Securities and Exchange Commission under Form 10-K. The reader should keep in mind that the results of operations for the interim periods shown in the accompanying consolidated financial statements are not necessarily indicative of results for any future interim periods or the entire fiscal year.

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

There are other complex accounting standards that require the Company to employ significant judgment in interpreting and applying certain of the principles prescribed by those standards. These judgments include the determination of whether a financial instrument or other contract meets the definition of a derivative and qualifies for accounting in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". These judgments also include significant estimates and assumptions necessary to determine the disclosure requirements of Statement of Financial Accounting Standards No. 123R, "Share Based Payments." These policies and judgments, estimates and assumptions are described in greater detail in the Notes to the consolidated financial statements included in our 2005 Annual Report on Form 10-K. We believe that the judgments, estimates and assumptions used in the preparation of our consolidated financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of our consolidated financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition.

Stock dividends - On February 27, 2006, the Company declared a 5% stock dividend payable June 29, 2006 to our shareholders of record on June 1, 2006. On March 22, 2005, the Company declared a 5% stock dividend payable on June 27, 2005 to our shareholders of record on June 1, 2005. Share and per share data in the accompanying consolidated financial statements have been retroactively restated to reflect all stock dividends declared.

NOTE 2 - STOCK-BASED COMPENSATION

At March 31, 2006, PremierWest Bancorp had two outstanding stock option plans - the 1992 Stock Option Plan ("1992 Plan") and the 2002 Stock Incentive Plan ("2002 Plan") plan. The 2002 Plan superseded the 1992 Plan; no additional grants may be made under the 1992 Plan. The 2002 Plan was initially established May 2002 and was approved by shareholders. The plan was subsequently amended and restated to allow for the issuance of restricted stock grants in addition to stock options. The amended and restated 2002 Plan was approved by shareholders in May 2005 and allows for the issuance of up to 972,447 shares of stock awards of which a total of 366,215 shares were available for issuance as either stock options or restricted stock grants as of March 31, 2006. As of March 31, 2006, there were no restricted stock grants outstanding. The 2002 Plan allows for stock options to be granted at an exercise price of not less than the fair market value of PremierWest Bancorp stock on the date of issuance, for a term not to exceed ten years. The Compensation Committee establishes the vesting schedule for each grant; historically the Committee has utilized graded vesting schedules over two or five year periods. Upon exercise of stock options or issuance of restricted stock grants it is the Company's policy to issue new shares of common stock.

Stock option activity during the quarter ended March 31, 2006 was as follows:

			Weighted Average	Aggregate
	Number	Weighted Average	Remaining	Intrinsic Value
	of Shares	Exercise Price	Contractual Term	(in thousands)

Stock options outstanding, 12/31/05	908,003	$7.08
Granted	2,100	$13.69
Exercised	(20,668)	$6.20		$193

Forfeited	(6,173)	$10.23

Stock options outstanding, 3/31/06	883,262	$7.51	6.21	$9,707

Stock options exercisable, 3/31/06	457,073	$6.39	4.35	$5,535

Effective January 1, 2006, PremierWest Bancorp adopted Financial Accounting Standards Board Statement No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R requires companies to measure and recognize as compensation expense the grant date fair market value for all share-based awards. That portion of the grant date fair market value that is ultimately expected to vest is recognized as expense over the requisite service period, typically the vesting period, utilizing the straight-line attribution method. SFAS 123R requires companies to estimate the fair market value of stock-based payment awards on the date of grant using an option-pricing model. We use the Black-Scholes option-pricing model to value our stock options. The Black-Scholes model requires the use of assumptions regarding the expected forfeiture rate of options, the historical volatility of our stock price, our expected dividend yield, the risk-free interest rate, and the weighted average expected life of the options. The following schedule reflects the various assumptions included in this model as it relates to the valuation of our options:

	Black-Scholes Assumptions

	March 31, 2006	December 31, 2005

Risk-free interest rate	4.39%	4.35%
Expected dividend	0.35%	5.00%
Expected lives, in years	7.7	7.5
Expected volatility	39%	39%
Fair value of options granted in period	$5.53	$2.75

We adopted SFAS 123R using the modified prospective transition method, which requires adoption as of January 1, 2006, the first day of PremierWest Bancorp's 2006 fiscal year. In accordance with the modified prospective method, the Company's consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Stock-based compensation expense recognized under SFAS 123R for the quarter ended March 31, 2006, resulting from stock options that were granted during the current and previous periods that vested during the current period, totaled $40,000 with a related tax benefit of $14,600 being recognized. At March 31, 2006, unrecognized stock-based compensation expense totaled $324,000 and will be expensed over a weighted average period of 1.8 years.

NOTE 2 - STOCK-BASED COMPENSATION (continued)

Under SFAS 123, prior to its revision, the Company previously accounted for stock based compensation in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" (APB No. 25). Accordingly, prior to January 1, 2006, no accounting recognition was given to stock options granted at fair market value until they were exercised, at which time the net proceeds including tax benefits realized, were credited to shareholders equity.

The following table presents the pro forma effect on net income and earnings per share had PremierWest Bancorp applied the fair value recognition provisions of SFAS 123 in the prior period reported:

For The Three Months Ended	March 31, 2005

Net Income, as reported	$2,647
Less: Total stock based employee compensation
expense determined under fair value based methods
for all awards, net of related tax effects	(12)

Pro forma Net Income	$2,635
Earnings Per Share
Basic - as reported	$0.16
Basic - pro forma	$0.16
Diluted - as reported	$0.15
Diluted - pro forma	$0.15

NOTE 3 - INVESTMENT SECURITIES

Investment securities at March 31, 2006 and December 31, 2005 consisted of the following: (Dollars in 000's)

			2006

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value

Available-for-sale:
U.S. Government and agency securities	$4,036	$-	$(69)	$3,967
Mortgage-backed securities and collateralized
mortgage obligations	310	1	(3)	308

Total	$4,346	$1	$(72)	$4,275

Held-to-maturity:
Obligations of states and political subdivisions	$8,739	$4	$(73)	$8,670

Restricted equity securities	$1,865	-	-	$1,865

			2005

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value

Available-for-sale:
U.S. Government and agency securities	$4,050	$-	$(81)	$3,969
Mortgage-backed securities and collateralized
mortgage obligations	327	2	(3)	326
Corporate bonds	999	-	(2)	997

Total	$5,376	$2	$(86)	$5,292

Held-to-maturity:
Obligations of states and political subdivisions	$9,577	$4	$(74)	$9,507

Restricted equity securities	$1,865	$-	$-	$1,865

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

At March 31, 2006, investment securities with an estimated fair market value of $12.9 million were pledged to secure public deposits, certain nonpublic deposits, and borrowings.

NOTE 4 - LOANS, NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

Loans as of March 31, 2006 and December 31, 2005 consisted of the following: (Dollars in 000's)

	2006	2005

Real estate-commercial	$ 356,126	$ 347,033
Real estate-construction	241,959	237,150
Real estate-residential	16,475	20,036
Commercial	143,282	131,819
Agricultural	17,283	15,858
Consumer	46,553	49,520
Overdrafts	1,373	4,958
Other	7,460	2,203

Total loans	830,511	808,577

Less allowance for loan losses	(10,641)	(10,341)
Less deferred loan fees	(2,111)	(2,239)

Loans, net of allowance for loan losses
and deferred loan fees	$ 817,759	$ 795,997

Transactions in the allowance for loan losses for the three months ended March 31, 2006 and March 31, 2005 were as follows: (Dollars in 000's)

	2006	2005

BALANCE, beginning of the period	$ 10,341	$ 9,171
Loans charged-off	(46)	(16)
Loan recoveries	46	73
Loan loss provision	300	150

BALANCE, end of the period	$ 10,641	$ 9,378

The following table summarizes non-performing assets as of March 31, 2006 and December 31, 2005: (Dollars in 000's)
	2006	2005

Loans on non-accrual status	$ 2,141	$ 2,273
Loans past due greater than 90 days but not on non-accrual status	10	2

Total non-performing loans	2,151	2,275
Other real estate owned	-	-

Total non-performing assets	$ 2,151	$ 2,275

Percentage of non-performing loans to total loans	0.26%	0.28%

Percentage of non-performing assets to total assets	0.23%	0.25%

NOTE 5 - LINE OF CREDIT AND OTHER BORROWINGS

The Bank had outstanding borrowings with the Federal Home Loan Bank (FHLB) totaling $31.6 million and $1.8 million as of March 31, 2006 and December 31, 2005, respectively. In addition, as of March 31, 2006, the Bank had $2.1 million outstanding under letters of credit used to support its public funds pledging requirements. Letters of credit do not increase the Bank's outstanding borrowings however they reduce the Bank's borrowing availability. The Bank makes monthly principal and interest payments on long-term borrowings and monthly payments of interest only on short-term borrowings under the FHLB's Cash Management Advance (CMA) program.

Of the total outstanding advances on March 31, 2006 and December 31, 2005, the Company had long-term borrowings of $1.6 million and $1.8 million, respectively, with various maturity dates through February 2014. Monthly payments of $53,000 plus interest are being made against these long-term advances at the March 31, 2006 weighted average annual interest rate of 5.92% .

The Bank also utilizes FHLB's Cash Management Advance program for short-term borrowing needs. Advances taken under this program mature in less than one year. As of March 31, 2006, the Company had $30.0 million in outstanding CMA advances; as of December 31, 2005, there were no outstanding balances under this program. At March 31, 2006, the annual rate of interest charged against the Bank's outstanding CMA balances was 5.08% .

All outstanding borrowings with the FHLB are collateralized as provided for under the Advances, Security and Deposit Agreement between the Bank and the FHLB and include the Bank's FHLB stock and any funds or investment securities held by the FHLB that are not otherwise pledged for the benefit of others. In addition, certain qualifying loans were pledged to support the Bank's outstanding advances and provided for immediate available borrowing capacity, after subtracting existing borrowings and outstanding letters of credit, of approximately $10.4 million and $42.4 million as of March 31, 2006 and December 31, 2005, respectively.

As an additional source of liquidity, the Bank maintains unsecured federal funds lines with four correspondent banks and a secured borrowing arrangement through the Federal Reserve Bank of San Francisco (FRB). Federal funds purchased generally mature within one to four days from the transaction date. As of March 31, 2006 the Company had $121.0 million in aggregate available borrowing commitments through these correspondent banks and the Federal Reserve Bank's discount window. Outstanding balances under these commitments at March 31, 2006 and December 31, 2005 were $5.2 million and $16.4 million, respectively.

NOTE 6 - JUNIOR SUBORDINATED DEBENTURES

On December 30, 2004, the Company established two wholly-owned statutory business trusts (PremierWest Statutory Trust I and II) that were formed to issue junior subordinated debentures and related common securities. The $15,464,000 of junior subordinated debentures issued by the Trusts requires quarterly interest-only payments. Common stock issued by the Trusts and held as an investment by the Company is recorded in other assets in the consolidated balance sheets. Following are the terms of the junior subordinated debentures as of March 31, 2006.

		Issued			Maturity	Redemption
Trust Name	Issue Date	Amount	Rate		Date	Date

PremierWest Statutory	December				December	December
Trust I	2004	$ 7,732,000	5.65%	(1)	2034	2009

PremierWest Statutory	December				March	March
Trust II	2004	$ 7,732,000	5.65%	(2)	2035	2010

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
the final maturity date in March 2035.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve various levels and elements of credit and interest rate risk in excess of the amount recognized in the accompanying consolidated financial statements. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. As of March 31, 2006, the Company had $176.2 million of commitments to extend credit to customers and $11.4 million of standby letters of credit.

In the ordinary course of business, the Bank may become involved in various litigation arising from normal banking activities. In the opinion of management, the ultimate disposition of current actions will not have a material adverse effect on the Bank's consolidated financial position or results of operations.

NOTE 8 - EARNINGS PER SHARE

The Company's basic earnings per common share is computed by dividing net income, less dividends declared on convertible preferred stock, by the weighted average number of common shares outstanding during the period, retroactively adjusted for all stock dividends paid and declared. The Company's diluted earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding plus dilutive common shares related to stock options and convertible preferred shares, retroactively adjusted for all stock dividends paid and declared. The following summarizes the weighted average shares outstanding for computation of basic and diluted shares as of March 31, 2006 and 2005.

Three-months ended March 31:	2006	2005

Weighted average number of common shares:
Average shares outstanding-basic	16,157,328	16,112,861
Average shares outstanding-diluted	17,692,106	17,506,406

NOTE 9 - RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." SFAS No. 154 requires retrospective application to prior-period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effect or the cumulative effect of the change. SFAS No. 154 also redefines "restatement" as the revising of previously issued financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections or errors made in fiscal years beginning after December 15, 2005. Management does not believe that the adoption of SFAS No. 154 will have a material impact on the consolidated financial statements.

In October 2005, the FASB issues FASB Staff Position ("FSP") No. FAS 13-1, "Accounting for Rental Costs incurred during a Construction Period," which addresses the accounting for rental costs associated with operating leases that are incurred during a construction period. The FSP requires that rental costs during a construction period be recognized as rental expense, rather than capitalized. The guidance applies to periods beginning after December 15, 2005 and is not expected to have a significant impact on PremierWest's consolidated financial condition or results of operations.

In November 2005, the FASB issued FSP Nos. FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and its Applications to Certain Investments." The FSP provides guidance on determining when an investment is considered impaired, whether the impairment is other-than-temporary and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance applies to periods beginning after December 15, 2005 and is not expected to have a significant impact on PremierWest's consolidated financial condition or results of operations.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments" which amends SFAS No. 133 " Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 155 simplifies the accounting for certain derivative embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a re-measurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the Company has not yet issued financial statements, including for interim periods, for that fiscal year. Management does not expect the adoption of SFAS 155 to have a material impact on the consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets" which amends SFAS No. 140. SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS 156 is effective for fiscal years beginning after September 15, 2006. Management does not expect the adoption of SFAS 155 to have a material impact on the consolidated financial statements.

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

OVERVIEW - The following includes management's discussion of the financial condition and results of operations for PremierWest Bancorp and its wholly owned subsidiary, PremierWest Bank including the Bank's wholly owned subsidiaries, Premier Finance Company and PremierWest Investment Services, Inc., for the first quarter period ending March 31, 2006. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes contained in this report as well as the Company's Form 10-K for the year ended December 31, 2005. For discussion purposes, management has made comparisons, as it deems appropriate, to other periods including the quarter ending March 31, 2005 and the quarter and fiscal year periods ended December 31, 2005.

HIGHLIGHTS - For the first quarter ending March 31, 2006, the Company earned $3.3 million ($0.19 per diluted share), an increase of 24.14% compared to earnings of $2.6 million ($0.15 per diluted share) for the same period ended March 31, 2005. Annualized return on average shareholders' equity was 12.51%, and return on average assets was 1.42% for the quarter ended March 31, 2006 as compared to an annualized return on average shareholders' equity and return on average assets of 11.49% and 1.29%, respectively, for the quarter ended March 31, 2005. At March 31, 2006 and December 31, 2005, loans, net of deferred loan fees, totaled $828.4 and $806.3 million, respectively, an increase of $22.1 million or 2.74% since year end (10.96% annualized growth rate). Deposits totaled $772.5 million at March 31, 2006 compared to $768.4 million at December 31, 2005, a .53% increase since year-end (2.12% annualized growth rate). When compared to the first quarter ended March 31, 2005, loans, net of deferred loan fees grew 13.29% and deposits increased 7.61% .

Earnings growth for the first quarter of 2006, when compared to the same period a year ago, has been driven by the combination of the Bank's loan growth in conjunction with the rising interest rate environment experienced during the past year. As rates increased, re-pricing opportunities on the asset side of our balance sheet from variable rate loans and new loan production occurred at a faster rate than the re-pricing of our liabilities - primarily our deposit base. As a result, during 2005 the Company experienced quarter over quarter increases in its net interest margin - the key component of our profitability. For the first quarter of 2006, the Bank's net interest margin was 6.24%, 56 basis points higher than the 5.68% net interest margin earned during the first quarter of 2005, but 16 basis points lower than the 6.40% net interest margin earned during the fourth quarter of 2005.

The Bank has enjoyed excellent loan demand such that loan growth has exceeded the growth rate of our deposit base. As of March 31, 2006, the Bank's loan to deposit ratio was 105.9% compared to 103.6% as of December 31, 2005. This has resulted in greater reliance on relatively higher cost short term borrowings as a temporary source of funding. Increased borrowings, along with the lagging but inevitable re-pricing of our interest-bearing deposits, particularly with regard to maturing certificates of deposit, has resulted in an increase to our cost of funds. This has placed downward pressure on our net interest margin during the first quarter of 2006. Management has implemented initiatives for attracting core deposits in order to reduce our reliance on short-term borrowings and to maximize our interest rate spread within the constraints of a competitive marketplace.

We continue to pursue our business plan for building the dominant community banking franchise along the Interstate 5 corridor between Eugene, Oregon and Sacramento, California. In addition, the high growth market of central Oregon has been targeted for expanding our footprint away from Interstate 5. We are generating loan growth from throughout the Bank's geographic markets. This growth is in line with our expectations and overall strategy which remains focused on strengthening or expanding the Bank's position within existing markets; opening de novo start-up offices in new markets; and seeking opportunities to grow by acquisition. During the second quarter of 2006, our previously announced de novo offices located in Ashland and Shady Cove, Oregon will open for business and begin contributing to our 2006 results.

FINANCIAL HIGHLIGHTS

The following table presents information regarding yields on interest-earning assets, rates paid on interest-bearing liabilities, net interest spreads, net yields on average interest-earning assets, returns on average assets and returns on average equity for the periods indicated.

(Dollars in 000's)			Increase
Analysis for the three-month period ended March 31:	2006	2005	(Decrease)	% Change

Average fed funds sold and investments	$ 17,549	$31,813	$(14,264)	-44.84%
Average gross loans	819,398	701,028	118,370	16.89%
Average interest-earning assets	836,947	732,841	104,106	14.21%
Average interest-bearing liabilities	619,261	536,407	82,854	15.45%
Average total assets	928,270	818,445	109,825	13.42%
Average equity	105,046	92,131	12,915	14.02%

Average yield earned (1)	8.02%	6.87%	1.15%	16.74%
Average rate paid	2.41%	1.64%	0.77%	46.95%

Net interest spread	5.61%	5.23%	0.38%	7.27%

Net interest income to average
interest-earning assets (net interest margin) (1)	6.24%	5.68%	0.56%	9.86%
Return on average assets	1.42%	1.29%	0.13%	10.08%
Return on average equity	12.51%	11.49%	1.02%	8.88%
Efficiency ratio (2)	63.02%	65.26%	-2.24%	-3.43%

(1)	Tax equivalent
(2)	Noninterest expense divided by net interest income plus noninterest income.

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

During the first quarter of 2006, our interest income increased $4.2 million while our interest expense increased $1.5 million resulting in our net interest income increasing $2.7 million (26.0%) for the first quarter of 2006 compared to the same period a year ago.

The increases in our interest income, interest expense and the resulting net interest margin for the first quarter of 2006, compared to the same period in 2005, was driven by the combination of higher levels of both our earning assets and interest-bearing liabilities, as well as the general trend of rising short-term interest rates. During the past twelve months, movements in increments of 25 basis points by the Federal Reserve Bank have resulted in an equal rise in the prime rate of interest, the leading short-term rate index, by a total of 200 basis points, 50 basis points in each of the last four quarters. The growth in our earning assets over the past year resulted from strong loan demand across all of our markets, including our two newest geographic markets located in northern California and central Oregon.

For the quarter ending March 31, 2006, our tax equivalent net interest margin was 6.24%, a 56 basis point increase over the same period a year ago and a 16 basis point decline from the fourth quarter ended December 31, 2005. The decline in our net interest margin compared to the previous quarter resulted from the narrowing of our net interest spread as the average cost of our interest-bearing liabilities increased 19 basis points more than the increase in yield on our average earning assets. While benefiting from excellent loan demand and stable loan quality, our loan growth has continued to exceed the growth of our deposit base. This has resulted in our reliance on higher cost short-term borrowings to support loan growth. During the first quarter of 2006, our average borrowings were $57.4 million compared to $20.7 million during the fourth quarter of 2005 and $18.1 million during the first quarter of 2005.

LOAN LOSS PROVISION - Charges made to the provision for loan losses were $300,000 and $150,000 for the three-month periods ended March 31, 2006 and March 31, 2005, respectively. On a net basis the Company had no charge offs during the first quarter of 2006 compared to net recoveries of $57,000 for the corresponding period in 2005. The increase in provision expense for the first quarter of 2006 compared to the first quarter of 2005 is directly related to management's ongoing assessment of risk within the loan portfolio. Management believes that as of March 31, 2006, the balance in the allowance for loan losses was reasonable and appropriate to support potential future losses.

NONINTEREST INCOME - Noninterest income represents service charges, fees, commissions and other income derived principally from general banking services, residential mortgage brokerage activity, sales of investment and insurance products, and gains from the sale of other assets. Through March 2006, total noninterest income increased approximately $75,000 (4.3%) compared to the same period in 2005. Growth in noninterest income included $132,000 from account service fees; $38,000 from mortgage banking fees; and, $34,000 from other commissions and fees. This growth was offset by a decrease in other non-interest income of $101,000 and commissions earned from investment services of $28,000.

NONINTEREST EXPENSE - Noninterest expense increased approximately $1.5 million or 18.6% for the three months ended March 31, 2006 as compared to the corresponding period in 2005. The increase resulted from $1.1 million increase in salaries and benefits expenses; a $102,000 increase in occupancy and equipment expenses; and, a $197,000 net increase in other noninterest expenses. The increases in noninterest expense are the result of our growth in general, including annual salary increases that begin in the first quarter of each year, and the implementation of our growth strategies. Management believes that the higher occupancy and personnel expenses that we've incurred as we enter new markets will drive future earnings growth.

EFFICIENCY RATIO - The Company's efficiency ratio was 63.0% during the first quarter 2006 compared to 65.3% for the first quarter of 2005. The improvement in this key measure was driven by the overall growth in our net interest income. Overall the increase in our net interest income and noninterest income exceeded the increase in noninterest expense for the quarter ending March 31, 2006 when compared to the quarter ending March 31, 2005. The efficiency ratio for the first quarter of 2006 reflected a 190 basis point deterioration when compared to the 61.12% efficiency ratio achieved for the immediately preceding quarter ending December 31, 2005. This deterioration in our efficiency ratio resulted from higher non-interest expenses incurred during the first quarter of 2006 relative to the growth in our net interest and non interest income when compared to the fourth quarter of 2005. Contributing to higher overhead costs were annual compensation increases as well as personnel and occupancy expenses resulting from the implementation of our growth strategies and included an increase in overhead associated with our four newest branch locations, specifically, the first full quarter of operations at our Eagle Point, Oregon and Anderson, California branches, and the initial hiring of staff for our Shady Cove and Ashland, Oregon branches that will open during the second quarter of 2006. Management continues to target an efficiency ratio in the low 60% range.

FINANCIAL CONDITION - Total assets of $940.2 million at March 31, 2006 increased 2.90% over total assets of $913.7 million at December 31, 2005. The increase in assets primarily resulted from an increase in loan volume as total loans increased $21.8 million or 2.7% .

Net loans accounted for 86.98% of total assets at March 31, 2006 compared to 87.12% at December 31, 2005. As of March 31, 2006, the allowance for loan losses increased to $10.6 million from $10.3 million at December 31, 2005. The Company's ratio of allowance for loan losses to total loans was 1.28% at March 31, 2006, unchanged when compared December 31, 2005. Non-performing assets (defined as loans on non-accrual status, loans 90 days or more past due and other real estate owned) either specifically reserved or adequately collateralized were $2.2 million and $2.3 million at March 31, 2006 and December 31, 2005, respectively. Management maintains and adheres to disciplined underwriting standards and has a proven track record for managing credit risk as well as identifying and aggressively administering problem loans.

Total deposits increased to $772.5 million at March 31, 2006, a $4.1 million or 0.50% increase compared to $768.4 million as of December 31, 2005. Net loan growth has continued to outpace our growth in deposits and as of March 31, 2006, resulted in a loan-to-deposit ratio of 105.9% compared to a ratio of 103.6% as of December 31, 2005 and 100.6% as of March 31, 2005. Demand for loans has been steady throughout our markets and as anticipated, deposit growth, particularly in our newest market areas, has lagged behind loan production. Notwithstanding management's desire to maintain a loan-to-deposit ratio at or below 100%, as of March 31, 2006, the Bank's deposit mix remained stable - consisting of 24.7% noninterest bearing demand, with core deposits, consisting of noninterest bearing demand, interest-bearing demand and regular savings deposits, representing 69.3%, and, time deposits comprising 30.7% of total deposits. The Bank has not utilized brokered time deposits as a part of our funding strategy. However, should liquidity and profitability considerations dictate the need to grow deposits more rapidly than may be generated through our traditional deposit gathering efforts, the Bank has flexibility in strategically pricing time deposits more aggressively, and/or utilizing brokered time deposits in order to attract higher cost deposits.

Management closely monitors the Bank's liquidity needs and maintains the ability to borrow from the Federal Home Loan Bank of Seattle and other correspondent banks. For more information about liquidity refer to the Liquidity and Capital Resources section below.

The table below sets forth certain summary balance sheet information for March 31, 2006 and December 31, 2005: (Dollars in 000's)

	March 31,	December 31,	Increase (Decrease)
	2006	2005	3/31/06 – 12/31/05

ASSETS
Federal funds sold	$7,355	$453	$6,902	1523.62%
Securities available for sale	4,275	5,292	(1,017)	-19.22%
Securities held to maturity	8,739	9,577	(838)	-8.75%
Federal Home Loan Bank
deposits and stock	1,597	1,598	(1)	-0.06%
Loans, net	817,759	795,997	21,762	2.73%
Other assets (1)	100,463	100,744	(281)	-0.28%

Total assets	$940,188	$913,661	$26,527	2.90%

LIABILITIES
Noninterest-bearing
deposits	$190,663	$208,840	$(18,177)	-8.70%
Interest-bearing
deposits	581,837	559,579	22,258	3.98%

Total deposits	772,500	768,419	4,081	0.53%
Other liabilities (2)	61,519	42,458	19,061	44.89%

Total liabilities	834,019	810,877	23,142	2.85%

SHAREHOLDERS’
EQUITY	106,169	102,784	3,385	3.29%

Total liabilities
and share-
holder’s equity	$940,188	$913,661	$26,527	2.90%

(1)	Includes cash and due from banks, other equity investments, premises and equipment, goodwill, core deposit intangible, accrued interest receivable and bank-owned life insurance.
(2)	Includes borrowings, accrued interest payable and other liabilities.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY - - Liquidity enables the Company to fund loan commitments and meet customer withdrawals of deposits. The Company maintains its liquidity position through maintenance of cash resources, the stability of and growth in our core deposit base and through our ability to borrow funds from committed sources of credit. Overall, the Company's liquidity position decreased during the quarter ended March 31, 2006 as our loan volume has continued to exceed the growth rate of our deposit base. During the quarter, our loan-to-deposit ratio tightened from 103.7% at December 31, 2005 to 105.9% at March 31, 2006 whereas liquidity, in the form of excess cash and funds invested on a short-term basis as federal funds sold and interest-earning deposits with the FHLB, increased approximately $4.9 million. Investments in the form of securities either held-to-maturity or available-for-sale declined by $1.9 million from calls and maturities that occurred and are presently 100% pledged for collateralization of public funds on deposit that exceed the $100,000 FDIC insurance limit and, therefore, are not available for purposes of liquidity. Historically our pledging requirements have been met through the use of our securities portfolio although we are also able to use our borrowing capacity through the use of letters of credit to meet pledging requirements. As of March 31, 2006, in addition to the full use of our securities portfolio the Bank was using letters of credit totaling $2.1 million to meet its pledging needs.

Management maintains contingency plans for addressing the Company's ongoing liquidity needs and presently believes the Bank's stable core deposit base provides for flexibility and opportunity should management decide to attract deposits more aggressively by increasing the rate of interest offered on deposits - particularly certificates of deposit. Management has also identified certain loans where a portion of the outstanding balance could be sold to a participating bank to provide additional cash for liquidity purposes. Further, should loan demand outpace our ability to gather sufficient deposits or maintain adequate funding from other borrowings, the Company could cause loan growth to decrease through higher pricing strategies. The Company maintains a secured line-of-credit with the FHLB. As of March 31, 2006, the Bank had $1.6 million of long-term and $30.0 million of short-term borrowings advanced from the FHLB with the immediate availability for an additional $10.4 million under the Company's credit line. The Company also has unsecured federal funds credit lines for up to $121.0 million through certain correspondent banks and a $1.0 million secured line of credit through the Federal Reserve Bank of San Francisco. As of March 31, 2006, there were $5.2 million in balances outstanding against these credit lines leaving available credit of $115.8 million.

At March 31, 2006, the Company had approximately $176.2 million in outstanding commitments to extend credit for newly approved loans and construction projects. Under the terms of construction project commitments, completion of specified project benchmarks must be certified before funds may be drawn. Additionally, we anticipate that a portion of these commitments will expire or terminate without funding. Management believes that the Company's available resources will be sufficient to fund these commitments in the normal course of business.

CAPITAL RESOURCES - Federal regulators require the measurement of various capital ratios, including risk-based capital measurements. Risk-weighted ratios require an analysis that weights balance sheet and off-balance sheet items for their inherent risk. It requires minimum standards for risk-based capital by capital tier. As a minimum requirement, the total risk-based capital ratio should be at least 8.00%, the Tier 1 capital ratio should be at least 4.00%, and the leverage capital ratio should be at least 4.00% . At March 31, 2006, the Company's regulatory capital ratios were as follows: total risk-based capital ratio was 11.88%, Tier 1 capital ratio was 10.72%, and the leverage capital ratio was 10.86% . If the Company achieved only minimum regulatory capital levels, further growth could be restricted to the level attainable through generation and retention of net income or the Company may find it necessary to seek additional capital from outside sources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises principally from interest rate risk in its lending, deposit and borrowing activities. Management actively monitors and manages its interest rate risk exposure. Although the Company manages other risks, such as credit quality and liquidity risk, in the normal course of business, management considers interest rate risk to be a significant market risk, which could have the largest material effect on the Company's financial condition and results of operations. Other types of market risks, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities. The Company did not experience a significant change in market risk at March 31, 2006 as compared to December 31, 2005.

As stated in the annual report on Form 10-K for 2005, the Company attempts to monitor interest rate risk from the perspective of changes in the economic value of equity, also referred to as net portfolio value (NPV), and changes in net interest income. Changes to the NPV and net interest income are simulated using instant and permanent rate shocks of plus and minus 200 basis points, in increments of 50 basis points. It is the Company's policy to manage interest rate risk to maximize long-term profitability under the range of likely interest-rate scenarios. For additional information, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" referenced in the Company's annual report on Form 10-K for the year ended December 31, 2005.

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

ITEM 1A. RISK FACTORS - There has been no material change in the risk factors disclosure as presented in the Company's 2005 Form 10-K for the fiscal year ended December 31, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	[Not applicable.]

(b)	[Not applicable.]

(c)	[Not applicable.]

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
(a)	[Not applicable.]

(b)	[Not applicable.]

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of securities holders of PremierWest during the quarter ended March 31, 2006.

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

DATED: May 5, 2006
PREMIERWEST BANCORP

/s/ John L. Anhorn
John L. Anhorn, President and Chief Executive Officer

/s/ Tom Anderson
Tom Anderson, Executive Vice-President and Chief Financial Officer