Form 10-Q
period 2006-06-30
PREMIERWEST BANCORP
filed 2006-07-28
CIK 1102287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2006

Commission File Number: 000-50332

PREMIERWEST BANCORP
 (Exact name of registrant as specified in its charter)

Oregon (State or other jurisdiction of incorporation or organization)	93-1282171 (I.R.S. Employer Identification No.)

503 Airport Road – Suite 101
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
                                                                                                      Yes  [X]  No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer [   ]                                                     Accelerated filer [ X]                                                 Non-accelerated filer [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                                                          Yes  [  ]  No [X ]

The number of shares outstanding of Registrant's common stock as of July 28, 2006 was 16,203,127.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PREMIERWEST BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in 000’s)
(UNAUDITED)

ASSETS
	June 30,	December 31,	June 30,
	2006	2005	2005

Cash and cash equivalents:
Cash and due from banks	$36,816	$28,059	$27,900
Federal funds sold	-	453	7,925

Total cash and cash equivalents	36,816	28,512	35,825

Interest-bearing deposits with Federal Home Loan Bank	24	9	39

Investments:
Investment securities available-for-sale, at fair market value	4,266	5,292	5,394
Investment securities held-to-maturity, at amortized cost	7,485	9,577	10,725
Restricted equity securities	1,988	1,865	1,865

Total investments	13,739	16,734	17,984

Mortgage loans held-for-sale	276	767	1,934
Loans, net of allowance for loan losses and deferred loan fees	858,140	795,230	752,182

Loans, net	858,416	795,997	754,116

Premises and equipment, net of accumulated depreciation	32,737	30,589	29,906
Core deposit intangibles, net	2,257	2,504	2,751
Goodwill	20,414	20,414	19,566
Accrued interest and other assets	20,122	18,902	18,278

TOTAL ASSETS	$984,525	$913,661	$878,465

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits:
Demand	$195,998	$208,840	$196,957
Interest-bearing demand and savings	337,778	345,794	337,822
Time	248,910	213,785	199,344

Total deposits	782,686	768,419	734,123

Federal funds purchased	32,445	16,430	-
Federal Home Loan Bank borrowings	36,461	1,780	27,100
Junior subordinated debentures	15,464	15,464	15,464
Accrued interest and other liabilities	7,463	8,784	5,417

Total liabilities	874,519	810,877	782,104

COMMITMENTS AND CONTINGENCIES (Note 7)
SHAREHOLDERS' EQUITY
Series A Preferred Stock, no par value, 1,000,000 shares
authorized, 11,000 shares issued and outstanding	9,590	9,590	9,590
Common stock - no par value; 50,000,000 shares authorized;
16,170,676 shares issued and outstanding
(15,373,431 shares at 12/31/05; 15,360,269 shares at 6/30/05)	85,450	73,234	73,141
Retained earnings	14,864	19,836	13,437
Accumulated other comprehensive income	102	124	193

Total shareholders' equity	110,006	102,784	96,361

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$984,525	$913,661	$878,465

See accompanying notes

PREMIERWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in 000’s, Except for Earnings per Share Data)
(UNAUDITED)

	For the Three Months Ended			For the Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005

INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$17,936	$13,672	$34,491	$25,923
Interest on investments:
Taxable	24	46	49	103
Nontaxable	84	108	175	217
Interest on federal funds sold	33	18	60	93
Other interest and dividends	9	1	10	5

Total interest and dividend income	18,086	13,845	34,785	26,341

INTEREST EXPENSE
Deposits:
Interest-bearing demand and savings	1,221	865	2,246	1,677
Time	2,324	1,350	4,297	2,477
Federal funds purchased	277	26	517	29
Federal Home Loan Bank advances	400	162	668	196
Junior subordinated debentures	219	221	437	439

Total interest expense	4,441	2,624	8,165	4,818

Net Interest Income	13,645	11,221	26,620	21,523

LOAN LOSS PROVISION	200	-	500	150

Net interest income after loan loss provision	13,445	11,221	26,120	21,373

NONINTEREST INCOME
Service charges on deposits accounts	876	675	1,655	1,322
Mortgage banking fees	267	338	566	599
Investment brokerage and annuity fees	328	323	601	624
Other commissions and fees	371	346	736	676
Other noninterest income	124	186	242	406

Total noninterest income	1,966	1,868	3,800	3,627

NONINTEREST EXPENSE
Salaries and employee benefits	5,755	4,712	11,498	9,290
Net occupancy and equipment	1,463	1,361	2,933	2,729
Communications	420	379	828	751
Professional fees	266	249	499	570
Advertising	275	296	570	434
Other	1,243	1,151	2,427	2,244

Total noninterest expense	9,422	8,148	18,755	16,018

INCOME BEFORE PROVISION FOR INCOME TAXES	5,989	4,941	11,165	8,982

PROVISION FOR INCOME TAXES	2,184	1,704	4,074	3,098

NET INCOME	$3,805	$3,237	$7,091	$5,884

EARNINGS PER COMMON SHARE:
BASIC	$0.23	$0.20	$0.43	$0.36

DILUTED	$0.22	$0.18	$0.40	$0.33

See accompanying notes.

PREMIERWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in 000’s)
(UNAUDITED)

						Accumulated
	Preferred Stock		Common Stock			Other	Total
					Retained	Comprehensive	Shareholders'	Comprehensive
	Shares	Amount	Shares	Amount	Earnings	Income	Equity	Income

BALANCE - JANUARY 1, 2005	11,000	$9,590	14,612,332	$ 62,482	$ 18,224	$284	$ 90,580
Comprehensive income:
Net income					5,884		5,884	$5,884
Unrealized losses
on investment securities
available-for-sale of $28
(net of taxes of $15)						(28)	(28)	(28)
Other comprehensive income-
Amortization of unrealized
gains for investment securities
transferred to held-to-maturity
of $63 (net of taxes of $32)						(63)	(63)	(63)

Comprehensive income								$5,793

Preferred stock dividend declared					(138)		(138)
5% stock dividend			730,756	10,523	(10,523)		-
Cash paid for fractional shares					(10)		(10)
Stock options exercised			17,181	102			102
Income tax benefit of stock options
exercised				34			34

BALANCE - JUNE 30, 2005	11,000	$9,590	15,360,269	$ 73,141	$ 13,437	$193	$ 96,361

BALANCE - JANUARY 1, 2006	11,000	$9,590	15,373,431	$ 73,234	$ 19,836	$124	$ 102,784
Comprehensive income:
Net income					7,091		7,091	$7,091
Unrealized losses
on investment securities
available-for-sale of $21
(net of taxes of $12)						21	21	21
Other comprehensive income-
Amortization of unrealized
gains for investment securities
transferred to held-to-maturity
of $43 (net of taxes of $24)						(43)	(43)	(43)

Comprehensive income								$7,069

Preferred stock dividend declared					(138)		(138)
Stock-based compensation expense				90			90
5% stock dividend			769,145	11,914	(11,914)		-
Cash paid for fractional shares					(11)		(11)
Stock options exercised			28,100	197			197
Income tax benefit of stock options
exercised				15			15

BALANCE - JUNE 30, 2006	11,000	$9,590	16,170,676	$ 85,450	$ 14,864	$102	$ 110,006

See accompanying notes.

PREMIERWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in 000’s)
(UNAUDITED)
	For the Six Months Ended

	June 30,	June 30,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,091	$5,884
Adjustments to reconcile net income to net cash
from operating activities:
Depreciation and amortization	1,619	1,573
Loan loss provision	500	150
Deferred income taxes	(763)	11
Amortization of premium on investment
securities, net	29	28
Net funding of loans held for sale	(9,177)	(10,570)
Proceeds from sales of loans held-for-sale	9,741	9,286
Gain on sale of loans held for sale	(73)	(117)
Restricted equity security stock dividends	-	(6)
Stock-based compensation expense	90	-
Gain on sales of premises and equipment	(12)	(14)
Changes in accrued interest receivable/payable and other
assets/liabilities	(1,912)	(1,202)

Net cash from operating activities	7,133	5,023

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from calls. paydowns and maturities of investment
securities available-for-sale	1,028	49
Proceeds from calls and maturities of investment
securities held-to-maturity	2,050	1,300
Purchase of restricted equity securities	(123)	(260)
Increase in interest-bearing deposits with Federal Home Loan Bank	(15)	(18)
Loan originations, net	(63,410)	(73,738)
Purchase of premises and equipment, net	(3,508)	(3,297)
Proceeds from the sale of other real estate owned	-	421

Net cash from investing activities	(63,978)	(75,543)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	14,267	45,138
Net increase in Federal Home Loan Bank borrowings	34,681	24,681
Net increase in Federal Funds purchased	16,015	-
Stock options exercised	197	102
Cash paid for fractional shares relating to stock dividend	(11)	(10)

Net cash from financing activities	65,149	69,911

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,304	(609)
CASH AND CASH EQUIVALENTS - Beginning of the period	28,512	36,434

CASH AND CASH EQUIVALENTS - End of the period	$36,816	$35,825

SUPPLEMENTAL DISCOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$7,977	$4,643

Cash paid for taxes	$5,592	$3,978

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
Income tax benefit of stock options exercised	$15	$34

Preferred stock dividend declared	$138	$138

See accompanying notes.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - The accompanying consolidated financial statements include the accounts of PremierWest Bancorp and its wholly-owned subsidiary PremierWest Bank (collectively, “PremierWest”, “the Company” or “the Bank”). PremierWest Bank’s wholly-owned subsidiaries include PremierWest Investment Services, Inc., Premier Finance Company, and Blue Star Properties, Inc.

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

PremierWest Bank’s two principal operating subsidiaries, Premier Finance Company and PremierWest Investment Services, Inc. provide financial services that compliment and support the traditional commercial banking operations of the Bank. Premier Finance Company is engaged in the business of consumer lending and operates from independent office locations or from within PremierWest Bank branch offices in Portland, Medford, Grants Pass, Roseburg and Klamath Falls, Oregon and in Yreka and Redding, California. PremierWest Investment Services, Inc. functions under an arrangement with Linsco/Private Ledger, an independent broker/dealer. Operating throughout the Bank’s market area PremierWest Investment Services, Inc. offers brokerage services for financial and investment products including stocks, bonds, mutual funds and annuities.

Basis of presentation – The consolidated financial statements include the accounts of PremierWest Bancorp and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

The interim consolidated financial statements are not audited, but include all adjustments that management considers necessary for a fair presentation of consolidated financial condition and results of operations for the interim periods presented.

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

There are other complex accounting standards that require the Company to employ significant judgment in interpreting and applying certain of the principles prescribed by those standards. These judgments include the determination of whether a financial instrument or other contract meets the definition of a derivative and qualifies for accounting in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”. These judgments also include significant estimates and assumptions necessary to determine the disclosure requirements of Statement of Financial Accounting Standards No. 123R, “Share Based Payments.” These policies and judgments, estimates and assumptions are described in greater detail in the Notes to the consolidated financial statements included in our 2005 Annual Report on Form 10-K. We believe that the judgments, estimates and assumptions used in the preparation of our consolidated financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of our consolidated financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition.

Stock dividends – On February 27, 2006, the Company declared a 5% stock dividend payable June 29, 2006 to our shareholders of record on June 1, 2006. On March 22, 2005, the Company declared a 5% stock dividend payable on June 27, 2005 to our shareholders of record on June 1, 2005. Share and per share data in the accompanying consolidated financial statements have been retroactively restated to reflect all stock dividends.

NOTE 2 – STOCK-BASED COMPENSATION

At June 30, 2006, PremierWest Bancorp had two outstanding stock option plans – the 1992 Stock Option Plan (“1992 Plan”) and the 2002 Stock Incentive Plan (“2002 Plan”) plan. The 2002 Plan superseded the 1992 Plan; no additional grants may be made under the 1992 Plan. The 2002 Plan was initially established May 2002 and was approved by shareholders. The plan was subsequently amended and restated to allow for the issuance of restricted stock grants in addition to stock options. The amended and restated 2002 Plan was approved by shareholders in May 2005 and allows for the issuance of up to 954,811 shares of stock awards of which a total of 345,467 shares were available for issuance as either stock options or restricted stock grants as of June 30, 2006. As of June 30, 2006, there were no restricted stock grants outstanding. The 2002 Plan allows for stock options to be granted at an exercise price of not less than the fair market value of PremierWest Bancorp stock on the date of issuance, for a term not to exceed ten years. The Compensation Committee establishes the vesting schedule for each grant; historically the Committee has utilized graded vesting schedules over two or five year periods. Upon exercise of stock options or issuance of restricted stock grants, it is the Company’s policy to issue new shares of common stock.

Stock option activity during the six month period ended June 30, 2006 was as follows:

			Weighted Average	Aggregate
	Number	Weighted Average	Remaining	Intrinsic Value
	of Shares	Exercise Price	Contractual Term	(in thousands)

Stock options outstanding, 12/31/05	908,003	$7.49
Granted	57,758	$17.38
Exercised	29,303	$6.65		$235

Forfeited	23,197	$9.84

Stock options outstanding, 6/30/06	913,261	$8.07	6.13	$5,808

Stock options exercisable, 6/30/06	516,015	$6.15	4.29	$4,273

Effective January 1, 2006, PremierWest Bancorp adopted Financial Accounting Standards Board Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires companies to measure and recognize as compensation expense the grant date fair market value for all share-based awards. That portion of the grant date fair market value that is ultimately expected to vest is recognized as expense over the requisite service period, typically the vesting period, utilizing the straight-line attribution method. SFAS 123R requires companies to estimate the fair market value of stock-based payment awards on the date of grant using an option-pricing model. We use the Black-Scholes option-pricing model to value our stock options. The Black-Scholes model requires the use of assumptions regarding the historical volatility of our stock price, our expected dividend yield, the risk-free interest rate, and the weighted average expected life of the options. The following schedule reflects the various assumptions included in this model as it relates to the valuation of our options:

	Black-Scholes Assumptions

	June 30, 2006	December 31, 2005

Risk-free interest rate	4.41%	4.35%
Expected dividend	0.28%	5.00%
Expected lives, in years	7.7	7.5
Expected volatility	39%	39%
Fair value of options granted in period	$6.38	$2.75

We adopted SFAS 123R using the modified prospective transition method, which requires adoption as of January 1, 2006, the first day of PremierWest Bancorp’s 2006 fiscal year. In accordance with the modified prospective method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Stock-based compensation expense recognized under SFAS 123R for the quarter ended June 30, 2006, resulting from stock options that were granted during the current and previous periods that vested during the current period, totaled $50,000 with a related tax benefit of $18,250 being recognized. For the year-to-date period ending June 30, 2006, stock based compensation expense totaled $90,000 with a related tax benefit of $32,850. At June 30, 2006, unrecognized stock-based compensation expense totaled $716,000 and will be expensed over a weighted average period of 2.7 years.

NOTE 2 – STOCK-BASED COMPENSATION (continued)

Under SFAS 123, prior to its revision, the Company previously accounted for stock based compensation in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (APB No. 25). Accordingly, prior to January 1, 2006, no accounting recognition was given to stock options granted at fair market value until they were exercised, at which time the net proceeds including tax benefits realized, were credited to shareholders’ equity.

The following table presents the pro forma effect on net income and earnings per share had PremierWest Bancorp applied the fair value recognition provisions of SFAS 123 in the prior period reported:

	For the Three Months	For The Six Months
	Ending	Ending
	June 30, 2005	June 30, 2005

Net Income, as reported	$3,237	$5,884
Less: Total stock based employee compensation
expense determined under fair value based methods
for all awards, net of related tax effects	(25)	(36)

Pro forma Net Income	$3,212	$5,848

Earnings Per Share
Basic - as reported	$0.20	$0.36
Basic - pro forma	$0.20	$0.36
Diluted - as reported	$0.18	$0.33
Diluted - pro forma	$0.18	$0.33

NOTE 3 - INVESTMENT SECURITIES

Investment securities at June 30, 2006 and December 31, 2005 consisted of the following: (Dollars in 000's)

	2006

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value

Available-for-sale:
U.S. Government and agency securities	$4,021	$-	$(49)	$3,972
Mortgage-backed securities and collateralized				-
mortgage obligations	298	1	(5)	294

Total	$4,319	$1	$(54)	$4,266

Held-to-maturity:
Obligations of states and political subdivisions	$7,485	$2	$(94)	$7,393

Restricted equity securities	$1,988	$-	$-	$1,988

			2005

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value

Available-for-sale
U.S. Government and agency securities	$4,050	$-	$(81)	$3,969
Mortgage-backed securities and collateralized
mortgage obligations	327	2	(3)	326
Corporate bonds	999	-	(2)	997

Total	$5,376	$2	$(86)	$5,292

Held-to-maturity:
Obligations of states and political subdivisions	$9,577	$4	$(74)	$9,507

Restricted equity securities	$1,865	$-	$-	$1,865

During the third quarter of 2004, the Bank reclassified obligations of state and political subdivision securities from available-for-sale to held-to-maturity to more accurately reflect the purpose and intent in holding these securities for long-term pledging requirements. The unrealized holding gains at the time of transfer was $335,000, net of deferred taxes of $224,000, and is being amortized as an adjustment to yield. This is offset by the amortization of a similar amount recorded in shareholders’ equity within accumulated other comprehensive income from the date of transfer through the maturity date of each security transferred.

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

At June 30, 2006, investment securities with an estimated fair market value of $11.7 million were pledged to secure public deposits, certain nonpublic deposits, and borrowings.

NOTE 4 – LOANS, NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

Loans as of June 30, 2006 and December 31, 2005 consisted of the following:
(Dollars in 000's)	2006	2005

Real estate-commercial	$ 355,503	$ 347,033
Real estate-construction	261,100	237,150
Real estate-residential	18,078	20,036
Commercial	160,978	131,819
Agricultural	16,837	15,858
Consumer	49,465	44,562
Overdrafts	2,096	4,958
Other	7,034	7,161

Total loans	871,091	808,577
Less: deferred loan fees	(1,993)	(2,239)
Less: allowance for loan losses	(10,682)	(10,341)

Loans, net	$ 858,416	$ 795,997

Transactions in the allowance for loan losses for the six months ended June 30, 2006 and June 30, 2005 were as follows:
(Dollars in 000's)	2006	2005

BALANCE, beginning of the period	$ 10,341	$ 9,171
Loans charged-off	(223)	(97)
Loan recoveries	64	1,635
Loan loss provision	500	150

BALANCE, end of the period	$ 10,682	$ 10,859

The following table summarizes non-performing assets as of June 30, 2006 and December 31, 2005:
(Dollars in 000's)	2006	2005

Loans on non-accrual status	$761	$ 2,273
Loans past due greater than 90 days but not on non-accrual status	56	2

Total non-performing loans	817	2,275
Other real estate owned	-	-

Total non-performing assets	$817	$ 2,275

Percentage of non-performing loans to total loans	0.09%	0.28%

Percentage of non-performing assets to total assets	0.08%	0.25%

NOTE 5 - LINE OF CREDIT AND OTHER BORROWINGS

The Bank had outstanding borrowings with the Federal Home Loan Bank (FHLB) totaling $36.5 million and $1.8 million as of June 30, 2006 and December 31, 2005, respectively. In addition, as of June 30, 2006, the Bank had $3.0 million outstanding under letters of credit used to support its public funds pledging requirements. Letters of credit do not increase the Bank’s outstanding borrowings, however, they reduce the Bank’s borrowing availability. The Bank makes monthly principal and interest payments on long-term borrowings and monthly payments of interest only on short-term borrowings under the FHLB’s Cash Management Advance (CMA) program.

Of the total outstanding advances on June 30, 2006 and December 31, 2005, the Company had long-term borrowings of $1.5 million and $1.8 million, respectively, with various maturity dates through February 2014. Monthly payments of $53,000 plus interest are being made against these long-term advances at the June 30, 2006 weighted average annual interest rate of 5.92% .

The Bank also utilizes FHLB’s Cash Management Advance program for short-term borrowing needs. Advances taken under this program mature in less than one year. As of June 30, 2006, the Company had $35.0 million in outstanding CMA advances; as of December 31, 2005, there were no outstanding balances under this program. At June 30, 2006, the annual rate of interest charged against the Bank’s outstanding CMA balances was 5.51% .

All outstanding borrowings with the FHLB are collateralized as provided for under the Advances, Security and Deposit Agreement between the Bank and the FHLB and include the Bank’s FHLB stock and any funds or investment securities held by the FHLB that are not otherwise pledged for the benefit of others. In addition, certain qualifying loans were pledged to support the Bank’s outstanding advances and provided for immediate available borrowing capacity, after subtracting existing borrowings and outstanding letters of credit, of approximately $4.7 million and $42.4 million as of June 30, 2006 and December 31, 2005, respectively.

As an additional source of liquidity, the Bank maintains unsecured federal funds lines with multiple correspondent banks and a secured borrowing arrangement through the Federal Reserve Bank of San Francisco (FRB). Federal funds purchased generally mature within one to four days from the transaction date. As of June 30, 2006 the Company had $121.0 million in aggregate available borrowing commitments through correspondent banks and the Federal Reserve Bank's discount window. Outstanding balances under these commitments at June 30, 2006 and December 31, 2005 were $32.4 million and $16.4 million, respectively.

NOTE 6 – JUNIOR SUBORDINATED DEBENTURES

On December 30, 2004, the Company established two wholly-owned statutory business trusts (PremierWest Statutory Trust I and II) that were formed to issue junior subordinated debentures and related common securities. The $15,464,000 of junior subordinated debentures issued by the Trusts requires quarterly interest-only payments. Common stock issued by the Trusts and held as an investment by the Company is recorded in other assets in the consolidated balance sheets. Following are the terms of the junior subordinated debentures as of June 30, 2006.

		Issued		Maturity	Redemption
Trust Name	Issue Date	Amount	Rate (1) (2)	Date	Date

PremierWest Statutory	December			December	December
Trust I	2004	$7,732,000	5.65%	2034	2009

PremierWest Statutory	December			March	March
Trust II	2004	$7,732,000	5.65%	2035	2010

		$15,464,000

(1)	PremierWest Statutory Trust I bears interest at the fixed rate of 5.65% until December 2009 at which time it converts to the variable rate of LIBOR + 1.75%, adjusted quarterly, through the final maturity date in December 2034.

(2)	PremierWest Statutory Trust II bears interest at the fixed rate of 5.65% until March 2010 at which time it converts to the variable rate of LIBOR + 1.79%, adjusted quarterly, through the final maturity date in March 2035.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve various levels and elements of credit and interest rate risk in excess of the amount recognized in the accompanying consolidated financial statements. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. As of June 30, 2006, the Company had $170.0 million of commitments to extend credit to customers and $11.1 million of standby letters of credit.

In the ordinary course of business, the Bank may become involved in various litigation arising from normal banking activities. In the opinion of management, the ultimate disposition of current actions will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

NOTE 8 - EARNINGS PER SHARE

The Company's basic earnings per common share is computed by dividing net income, less dividends declared on convertible preferred stock, by the weighted average number of common shares outstanding during the period, retroactively adjusted for all stock dividends paid and declared. The Company's diluted earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding plus dilutive common shares related to stock options, restricted stock grants and convertible preferred shares, retroactively adjusted for all stock dividends paid and declared. The following summarizes the weighted average shares outstanding for computation of basic and diluted shares as of June 30, 2006 and 2005.

Three-months ended June 30:	2006	2005

Weighted average number of common shares:
Average shares outstanding-basic	16,166,157	16,123,227
Average shares outstanding-diluted	17,647,860	17,623,182

Six-months ended June 30:	2006	2005

Weighted average number of common shares:
Average shares outstanding-basic	16,160,988	16,117,116
Average shares outstanding-diluted	17,667,216	17,594,781

NOTE 9 - RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2005, the FASB issued FSP Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and its Applications to Certain Investments.” The FSP provides guidance on determining when an investment is considered impaired, whether the impairment is other-than-temporary and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance applies to periods beginning after December 15, 2005 and is not expected to have a significant impact on PremierWest’s consolidated financial condition or results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” which amends SFAS No. 133 “ Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 simplifies the accounting for certain derivative embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a re-measurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the Company has not yet issued financial statements, including for interim periods, for that fiscal year. Management does not expect the adoption of SFAS 155 to have a material impact on the consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” which amends SFAS No. 140. SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS 156 is effective for fiscal years beginning after September 15, 2006. Management does not expect the adoption of SFAS 155 to have a material impact on the consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of the "safe-harbor" provisions of Sections 21D and 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on the beliefs of PremierWest Bancorp’s (the Company) management and on assumptions made by management on the basis of information currently available. Other than for statements of historical fact, all statements about our financial position and results of operations, business strategy and management’s plans and objectives for future operations are forward-looking statements. When used in this report, the words "anticipate," "believe," "estimate," "expect," and "intend" and words or phrases of similar meaning, as they relate to the Company or management, are intended in part to help identify forward-looking statements. Examples of forward-looking statements include, but are not limited to statements that include projections or management’s expectations for revenues, income or expenses, earnings per share, capital expenditures, dividends, capital structure and other financial items; statements of the plans and objectives of the Company, its management or its board of directors, including the introduction of new products or services, plans for expansion, acquisitions or future growth and estimates or predictions of actions by customers, vendors, competitors or regulatory authorities; statements about future economic performance; and statements of assumptions underlying other statements about the Company and its business. Although management believes that the expectations reflected in forward-looking statements are reasonable, we can make no assurance that such expectations will prove correct. Forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements. These risks and uncertainties include factors that might inhibit our ability to maintain or expand our market share or our net interest margins and factors that could limit or delay implementation of our marketing and growth strategies. Further, actual results may be affected by our ability to compete on price and other factors with other financial institutions; customer acceptance of new products and services; localized economic conditions and events that disproportionately affect our business; and general trends in the banking industry, interest rate economy and regulatory environment. In addition, we face various risks inherent in the banking industry relating to collectibility of loans and changes in interest rates. Other risks include those identified from time to time in our past and future filings with the Securities and Exchange Commission. Note that this list of risks is not exhaustive, and risks identified are applicable as of the date made and cannot be updated.

OVERVIEW - The following includes management’s discussion of the financial condition and results of operations for PremierWest Bancorp and its wholly owned subsidiary, PremierWest Bank including the Bank’s wholly owned subsidiaries, Premier Finance Company and PremierWest Investment Services, Inc., for the three and six months ending June 30, 2006. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes contained in this report as well as the Company’s Form 10-K for the year ended December 31, 2005. For discussion purposes, management has made comparisons, as it deems appropriate, to other periods including the same interim periods in 2005 and the fiscal year ended December 31, 2005.

HIGHLIGHTS - For the second quarter ending June 30, 2006, the Company earned $3.8 million ($0.22 per diluted share), an increase of 17.55% compared to earnings of $3.2 million ($0.18 per diluted share) for the same period ended June 30, 2005. For the year-to-date period ending June 30, 2006, the Company earned $7.1 million ($0.40 per diluted share) compared to $5.9 million ($0.33 per diluted share) for the same period ending June 30, 2005, an increase of 20.51% . Annualized return on average shareholders’ equity was 14.03%, and return on average assets was 1.58% for the quarter ended June 30, 2006 as compared to an annualized return on average shareholders’ equity and return on average assets of 13.60% and 1.51%, respectively, for the quarter ended June 30, 2005. At June 30, 2006 and December 31, 2005, gross loans (loans net of deferred loan fees but before deducting the allowance for loan losses), totaled $869.1 and $806.3 million, respectively, an increase of $62.8 million or 7.79% since year end (15.58% annualized growth rate). Deposits totaled $782.7 million at June 30, 2006 compared to $768.4 million at December 31, 2005, a 1.86% increase since year-end (3.72% annualized growth rate). When compared to the second quarter ended June 30, 2005, gross loans grew 13.61% and deposits increased 6.62% .

Growth in earnings for the quarter and year-to-date period ending June 30, 2006, when compared to the same periods a year ago, continue to be driven by the combination of loan growth and the rising interest rate environment. Short term interest rates have increased a total of 200 basis points over the past twelve months. As rates have risen, re-pricing opportunities on the asset side of our balance sheet from variable rate loans and new loan production has occurred at a faster rate than the re-pricing of our liabilities – primarily our deposit base. Our net interest margin is a key component of profitability. Despite increased reliance on rate sensitive short-term borrowings, the Company has maintained a relatively stable net interest margin each quarter. Compared to the second quarter of 2005, when our net interest margin was 5.89%, our net interest margin for the four successive quarters since June 30, 2005, was 6.20%, 6.40%, 6.24% and 6.34%, respectively.

The Bank continues to enjoy excellent loan demand with loan volume exceeding the growth rate of our deposit base. As of June 30, 2006, the Bank’s loan to deposit ratio, based on net loans (loans net of deferred loan fees and the allowance for loan losses) was 109.7% compared to 103.6% as of December 31, 2005, and 102.7% as of June 30, 2005. This has resulted in greater reliance on relatively higher cost short term borrowings as a temporary source of funding. Increased borrowings, along with the lagging but inevitable re-pricing of our interest-bearing deposits, particularly with regard to maturing certificates of deposit, has resulted in an increase to our overall cost of funds that will continue to pressure our net interest margin during the second half of 2006. Management has implemented initiatives for attracting core deposits in order to reduce our reliance on short-term borrowings and to maximize our interest rate spread within the constraints of a competitive marketplace.

The primary goal of PremierWest Bank’s business plan is building a dominant community banking franchise along the Interstate 5 corridor between Eugene, Oregon and Sacramento, California. In addition, the bank has targeted the high growth market located in central Oregon for expanding our footprint beyond Interstate 5. Thus far in 2006 we have experienced solid loan growth from throughout the Bank’s geographic markets. This growth is in line with our expectations and overall strategy which remains focused on strengthening or expanding the Bank’s position within existing markets; opening de novo start-up offices in new markets; and seeking opportunities to grow by acquisition. During the second quarter just ended we opened two de novo branch offices located in the southern Oregon communities of Ashland and Shady Cove and we expect to open our second branch office in Bend, Oregon before the end of this year.

FINANCIAL HIGHLIGHTS

The following table presents information regarding yields on interest-earning assets, rates paid on interest-bearing liabilities, net interest spreads, net yields on average interest-earning assets, returns on average assets and returns on average equity for the periods indicated.

(Dollars in 000's)			Increase
Analysis for the three-month period ended June 30:	2006	2005	(Decrease)	%Change

Average fed funds sold and investments	$16,942	$20,757	$ (3,815)	-18
Average gross loans	849,029	749,264	99,765	13
Average interest-earning assets	865,971	770,021	95,950	12
Average interest-bearing liabilities	648,215	561,783	86,432	15
Average total assets	960,675	856,738	103,937	12
Average equity	108,465	95,174	13,291	13
Average yield earned (1)	8.39%	7.25%	1.14	15
Average rate paid	2.74%	1.87%	0.87	46
Net interest spread	5.65%	5.38%	0.27	5

Net interest income to average
interest-earning assets (net interest margin) (1)	6.34%	5.89%	0.45	7
Return on average assets	1.58%	1.51%	0.07	4
Return on average equity	14.03%	13.60%	0.43	3
Efficiency ratio (2)	60.35%	62.25%	(1.90)	-3

(Dollars in 000's)			Increase
Analysis for the six-month period ended June 30:	2006	2005	(Decrease)	%Change

Average fed funds sold and investments	$17,244	$26,125	$ (8,881)	-33
Average gross loans	834,295	725,279	109,016	15
Average interest-earning assets	851,539	751,404	100,135	13
Average interest-bearing liabilities	633,818	549,165	84,653	15
Average total assets	944,563	837,697	106,866	12
Average equity	106,765	93,661	13,104	13
Average yield earned (1)	8.21%	7.07%	1.14	16
Average rate paid	2.58%	1.75%	0.83	47
Net interest spread	5.63%	5.32%	0.31	5
Net interest income to average
interest-earning assets (net interest
margin) (1)	6.29%	5.78%	0.51	8
Return on average assets	1.50%	1.40%	0.10	7
Return on average equity	13.28%	12.56%	0.72	5
Efficiency ratio (2)	61.65%	63.69%	(2.04)	-3

Notes:
(1) Tax equivalent
(2)	Noninterest expense divided by net interest income plus noninterest income

RESULTS OF OPERATIONS

NET INTEREST INCOME – Net interest income, our primary source of revenue, is the difference between the interest income generated from our earning assets (loans and investments) and the interest expense paid on our interest-bearing liabilities (interest-bearing deposits and borrowed funds). Our net interest income is impacted by variables such as the volume and mix of our earning assets; the volume and mix of both our interest-bearing and non interest-bearing liabilities; the quality of our loan portfolio; and the general movement in the market rates of interest. A key measurement of profitability is our net interest margin (net interest income divided by average interest-earning assets), which represents the relative stability in net interest income over time.

During the second quarter of 2006, our interest income increased $4.2 million while our interest expense increased $1.8 million resulting in our net interest income increasing $2.4 million (21.6%) for the second quarter of 2006 compared to the same period a year ago.

The increases in our interest income, interest expense and the resulting net interest margin for the second quarter and year-to-date period ending June 30, 2006, compared to the same period in 2005, was driven by the combination of higher levels of both our earning assets and interest-bearing liabilities, as well as the general trend of rising short-term interest rates. During the past twelve months, movements in increments of 25 basis points by the Federal Reserve Bank have resulted in an equal rise in the prime rate of interest, the leading short-term rate index, by a total of 200 basis points, 50 basis points in each of the last four quarters. The growth in our earning assets over the past year resulted from strong loan demand across all of our markets, including our two newest geographic markets located in northern California and central Oregon.

For the quarter ending June 30, 2006, our tax equivalent net interest margin was 6.34%, a 45 basis point increase over the same period a year ago and a 10 basis point increase from the first quarter of 2006. While benefiting from excellent loan demand and stable loan quality, our loan growth has continued to exceed the growth of our deposit base. This has resulted in our reliance on higher cost short-term borrowings to support loan growth. During the second quarter of 2006, our short-term borrowings averaged $49.5 million compared to $40.3 million during the first quarter of 2006 and $19.3 million during the second quarter of 2005.

LOAN LOSS PROVISION – Charges made to the provision for loan losses were $500,000 and $150,000 for the six-month periods ended June 30, 2006 and June 30, 2005, respectively. On a net basis the Company had charge offs of $159,000 during the first half of 2006 compared to net recoveries of $1.5 million for the corresponding period in 2005. Charges to the loan loss provision during 2005 were temporarily suspended as a result of the credit quality of our loan portfolio and the significant net recovery position experienced. By comparison, during the current year management has resumed charges to the provision for loan losses in line with growth in the loan portfolio and management’s ongoing assessment of credit risk within the loan portfolio as a whole. Management believes that, as of June 30, 2006, the balance in the allowance for loan losses was reasonable and appropriate to support inherent probable losses.

NONINTEREST INCOME – Noninterest income represents service charges, fees, commissions and other income derived principally from general banking services, residential mortgage brokerage activity, sales of investment and insurance products, and gains from the sale of other assets. Total noninterest income increased approximately $98,000 (5.25%) and $173,000 (4.77%), respectively, for the three months and six months ending June 30, 2006, as compared to the corresponding periods in 2005. Growth in noninterest income over the first half of 2006 compared to the first six months of 2005 included $333,000 from account service fees and $60,000 from other commissions and fees. This growth was offset by a decrease in mortgage banking fees of $33,000; commissions earned from investment services of $23,000; and other non-interest income of $164,000.

NONINTEREST EXPENSE - Noninterest expense increased approximately $1.3 million or 15.64% and $2.7 million or 17.09%, respectively, for the three months and six months ended June 30, 2006, as compared to the corresponding period in 2005. The increase over the six month period resulted from $2.2 million increase in salaries and benefits expenses; a $204,000 increase in occupancy and equipment expenses; and, a $325,000 net increase in other noninterest expenses. The increases in noninterest expense are the result of our growth in general, including annual salary increases that begin in the first quarter of each year, and the implementation of our growth strategies that included expenses related to the opening of two new branch offices during the second quarter of 2006. Management believes that the higher occupancy and personnel expenses that have been incurred to enter new markets are strategic costs that will drive future earnings growth.

EFFICIENCY RATIO - The Company's efficiency ratio was 60.35% during the second quarter of 2006 compared to 62.25% for the second quarter of 2005. The improvement in this key measure was driven by the overall growth in our net interest income. Overall the increase in our net interest income and noninterest income exceeded the increase in noninterest expense for the quarter ending June 30, 2006 when compared to the quarter ending June 30, 2005. The efficiency ratio for the second quarter of 2006 reflected a 267 basis point improvement when compared to the 63.02% efficiency ratio achieved for the immediately preceding quarter ending March 31, 2006. Management will continue to seek opportunities to improve upon overall levels of organizational efficiency but believes that an efficiency ratio in the low 60% range is a reasonable and sustainable target given the Bank’s strategies for both customer service and growth.

FINANCIAL CONDITION - Total assets of $984.5 million at June 30, 2006 increased 7.76% over total assets of $913.7 million at December 31, 2005. The increase in assets primarily resulted from an increase in loan volume as net loans increased $62.4 million or 7.84% .

Net loans accounted for 87.19% of total assets at June 30, 2006 compared to 87.12% at December 31, 2005. As of June 30, 2006, the allowance for loan losses increased to $10.7 million from $10.3 million at December 31, 2005. The Company's ratio of allowance for loan losses to total loans was 1.23% at June 30, 2006 as compared to 1.28% at December 31, 2005 and 1.42% at June 30, 2005. Non-performing assets (defined as loans on non-accrual status, loans 90 days or more past due and other real estate owned) either specifically reserved or adequately collateralized were $817,000, $2.3 million and $1.5 million at June 30, 2006, December 31, 2005 and June 30, 2005, respectively. Management maintains and adheres to disciplined underwriting standards and has a proven track record for managing credit risk as well as identifying and aggressively administering problem loans.

Total deposits increased to $782.7 million at June 30, 2006, a $14.3 million or 1.86% increase compared to $768.4 million as of December 31, 2005. Net loan growth has continued to outpace our growth in deposits and as of June 30, 2006, resulted in a loan-to-deposit ratio of 109.7% compared to a ratio of 103.6% as of December 31, 2005 and 102.7% as of June 30, 2005. Demand for

loans has been steady throughout our markets and as anticipated, deposit growth, particularly in our newest market areas, has lagged behind loan production. Notwithstanding management’s desire to maintain a loan-to-deposit ratio at or below 100%, as of June 30, 2006, the Bank’s deposit mix remained stable – consisting of 25.0% noninterest bearing demand, with core deposits, consisting of noninterest bearing demand, interest-bearing demand and regular savings deposits, representing 68.2%, and, time deposits comprising 31.8% of total deposits. The Bank has not utilized brokered time deposits as a part of its funding strategy. However, should liquidity and profitability considerations dictate the need to grow deposits more rapidly than may be generated through our traditional deposit gathering efforts, the Bank has flexibility in strategically pricing time deposits more aggressively, and/or utilizing brokered time deposits in order to attract higher cost deposits.

Management closely monitors the Bank’s liquidity needs and maintains the ability to borrow from the Federal Home Loan Bank of Seattle and other correspondent banks. For more information about liquidity refer to the Liquidity and Capital Resources section below.

The table below sets forth certain summary balance sheet information for June 30, 2006 and December 31, 2005: (Dollars in 000’s)

			Increase (Decrease)
	June 30	December 31
	2006	2005	6/30/06 – 12/31/05

(Dollars in 000's)

ASSETS
Federal funds sold	$-	$ 453	$(453)	-100.00%
Securities available for sale	4,266	5,292	(1,026)	-19.39%
Securities held to maturity	7,485	9,577	(2,092)	-21.84%
Federal Home Loan Bank
deposits and stock	1,612	1,598	14	0.88%
Loans, net	858,416	795,997	62,419	7.84%
Other assets (1)	112,746	100,744	12,002	11.91%

Total assets	$ 984,525	$ 913,661	$70,864	7.76%

LIABILITIES
Noninterest-bearing
deposits	$ 195,998	$ 208,840	$(12,842)	-6.15%
Interest-bearing
deposits	586,688	559,579	27,109	4.84%

Total deposits	782,686	768,419	14,267	1.86%

Other liabilities (2)	91,833	42,458	49,375	116.29%

Total liabilities	874,519	810,877	63,642	7.85%

SHAREHOLDERS’
EQUITY	110,006	102,784	7,222	7.03%

Total liabilities
and share-
holder’s equity	$ 984,525	$ 913,661	$70,864	7.76%

(1)	Includes cash and due from banks, other equity investments, premises and equipment, goodwill, core deposit intangible, accrued interest receivable and bank-owned life insurance.
(2)	Includes borrowings, accrued interest payable and other liabilities.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY – - Liquidity enables the Company to fund loan commitments and meet customer withdrawals of deposits. The Company maintains its liquidity position through maintenance of cash resources, the stability of and growth in our core deposit base and through our ability to borrow funds from committed sources of credit. Overall, the Company’s liquidity position decreased during the quarter ended June 30, 2006 as our loan volume has continued to exceed the growth rate of our deposit base. During the quarter, our loan-to-deposit ratio tightened from 105.9% at March 31, 2006 to 109.7% at June 30, 2006, whereas liquidity, in the form of excess cash and funds invested on a short-term basis as federal funds sold and interest-earning deposits with the FHLB, increased approximately $3.5 million. Investments in the form of securities either held-to-maturity or available-for-sale declined by $1.3 million from calls and maturities that occurred and are presently all pledged for collateralization of public funds on deposit and, therefore, are not available for purposes of liquidity. Historically our pledging requirements have been met through the use of our securities portfolio, although we are also able to use our borrowing capacity through the use of letters of credit to meet pledging requirements. As of June 30, 2006, in addition to the full use of our securities portfolio the Bank was using letters of credit totaling $3.0 million to meet its pledging needs.

Management maintains contingency plans for addressing the Company’s ongoing liquidity needs and presently believes the Bank’s stable core deposit base provides for flexibility and opportunity should management decide to attract deposits more aggressively by increasing the rate of interest offered on deposits – particularly certificates of deposit. Management has also identified certain loans where a portion of the outstanding balance could be sold to a participating bank to provide additional cash for liquidity purposes. Further, should loan demand outpace our ability to gather sufficient deposits or maintain adequate funding from other borrowings, the Company could slow its loan growth through various policy changes including increased pricing. The Company maintains a secured line-of-credit with the FHLB. As of June 30, 2006, the Bank had $1.5 million of long-term and $35.0 million of short-term borrowings advanced from the FHLB with the immediate availability for an additional $4.7 million under the Company's credit line. The Company also has unsecured federal funds credit lines for up to $120.0 million through certain correspondent banks and a $1.0 million secured line of credit through the Federal Reserve Bank of San Francisco. As of June 30, 2006, there were $32.4 million in balances outstanding against these credit lines leaving available credit of $88.6 million.

At June 30, 2006, the Company had approximately $170.0 million in outstanding commitments to extend credit for newly approved loans and construction projects. Under the terms of construction project commitments, completion of specified project benchmarks must be certified before funds may be drawn. Additionally, we anticipate that a portion of these commitments will expire or terminate without funding. Management believes that the Company's available resources will be sufficient to fund these commitments in the normal course of business.

CAPITAL RESOURCES - Federal regulators require the measurement of various capital ratios, including risk-based capital measurements. Risk-weighted ratios require an analysis that weights balance sheet and off-balance sheet items for their inherent risk. It requires minimum standards for risk-based capital by capital tier. As a minimum requirement, the total risk-based capital ratio should be at least 8.00%, the Tier 1 capital ratio should be at least 4.00%, and the leverage capital ratio should be at least 4.00% . At June 30, 2006, the Company's regulatory capital ratios were as follows: total risk-based capital ratio was 11.76%, Tier 1 capital ratio was 10.65%, and the leverage capital ratio was 10.91% . If the Company achieved only minimum regulatory capital levels, further growth could be restricted to the level attainable through generation and retention of net income or the Company may find it necessary to seek additional capital from outside sources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises principally from interest rate risk in its lending, deposit and borrowing activities. Management actively monitors and manages its interest rate risk exposure. Although the Company manages other risks, such as credit quality and liquidity risk, in the normal course of business, management considers interest rate risk to be a significant market risk, which could have the largest material effect on the Company's financial condition and results of operations. Other types of market risks, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities. The Company did not experience a significant change in market risk at June 30, 2006 as compared to December 31, 2005.

As stated in the annual report on Form 10-K for 2005, the Company attempts to monitor interest rate risk from the perspective of changes in the economic value of equity, also referred to as net portfolio value (NPV), and changes in net interest income. Changes to the NPV and net interest income are simulated using instant and permanent rate shocks of plus and minus 200 basis points, in increments of 50 basis points. It is the Company’s policy to manage interest rate risk to maximize long-term profitability under the range of likely interest-rate scenarios. For additional information, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” referenced in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS – From time to time, in the normal course of business, PremierWest may become party to various legal actions. Generally these actions are not expected to have a material adverse impact on our business, financial condition or results of operations. Litigation matters that have been reported previously have been resolved or, in the opinion of management, are not expected to have a material adverse impact on the financial condition or results of operations for the Company.

ITEM 1A. RISK FACTORS – There has been no material change in the risk factors disclosure as presented in the Company’s 2005 Form 10-K for the fiscal year ended December 31, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	[Not applicable.]

(b)	[Not applicable.]

(c)	[Not applicable.]

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
(a)	[Not applicable.]

(b)	[Not applicable.]

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

(a)	The Company's 2006 Annual Meeting of Stockholders (the "Annual Meeting") was held on May 25, 2006 in Medford, Oregon.

(b)	The following matters were voted upon at the Annual Meeting and received the following vote:
Proposal 1:			Percent
Election of Board of Directors	For	Withheld	Voting For Proposal
John L. Anhorn	12,680,584	52,406	82.37%
Richard Hieb	12,680,584	52,406	82.37%
John A. Duke	12,677,453	55,537	82.35%
Patrick G. Huycke	12,633,382	99,608	82.07%
Thomas Becker	12,680,184	52,806	82.37%
Dennis N. Hoffbuhr	12,680,128	52,862	82.37%
James L. Patterson	12,658,096	64,894	82.23%
Rickar D. Watkins	12,702,023	30,967	82.51%
John Dickerson	12,423,307	309,683	80.70%
Brian Pargeter	12,680,571	52,419	82.37%

Quorum:
Allowed shares to vote:	15,394,099
Responded:	12,732,990
Percent Responded:	82.71%

ITEM 5. OTHER INFORMATION
[None.]
ITEM 6. EXHIBITS
(a)	Exhibits

	31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
	32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

SIGNATURES: Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: July 28, 2006
PREMIERWEST BANCORP

/s/ John L. Anhorn
John L. Anhorn, President and Chief Executive Officer
/s/ Tom Anderson
Tom Anderson, Executive Vice-President and Chief Financial Officer