Form 10-Q
period 2006-09-30
PREMIERWEST BANCORP
filed 2006-11-02
CIK 1102287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2006 Commission File Number: 000-50332

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
                                                Yes  [ X ] No [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
          Large accelerated filer [    ]                                 Accelerated filer  [ X ]                                Non-accelerated filer  [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                                               Yes [    ]   No [ X ]

The number of shares outstanding of Registrant's common stock as of October 30, 2006 was 16,204,481.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PREMIERWEST BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in 000’s)
(UNAUDITED)

ASSETS
	September 30,	December 31,	September 30,
	2006	2005	2005

Cash and cash equivalents:
Cash and due from banks	$33,862	$28,059	$33,659
Federal funds sold	-	453	3,055

Total cash and cash equivalents	33,862	28,512	36,714

Interest-bearing deposits with Federal Home Loan Bank	15	9	181

Investments:
Investment securities available-for-sale, at fair market value	4,268	5,292	5,344
Investment securities held-to-maturity, at amortized cost	7,255	9,577	10,258
Restricted equity securities	1,988	1,865	1,865

Total investments	13,511	16,734	17,467

Mortgage loans held-for-sale	524	767	199
Loans, net of allowance for loan losses and deferred loan fees	856,304	795,230	765,128

Loans, net	856,828	795,997	765,327

Premises and equipment, net of accumulated depreciation	33,433	30,589	30,255
Core deposit intangibles, net of accumulated amortization	2,134	2,504	2,628
Goodwill	20,414	20,414	19,566
Accrued interest and other assets	20,761	18,902	18,245

TOTAL ASSETS	$980,958	$913,661	$890,383

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits:
Demand	$199,256	$208,840	$207,223
Interest-bearing demand and savings	346,153	345,794	347,720
Time	258,635	213,785	211,307

Total deposits	804,044	768,419	766,250

Federal funds purchased	7,795	16,430	-
Federal Home Loan Bank borrowings	31,301	1,780	1,940
Junior subordinated debentures	15,464	15,464	15,464
Accrued interest and other liabilities	9,228	8,784	6,920

Total liabilities	867,832	810,877	790,574

COMMITMENTS AND CONTINGENCIES (Note 7)
SHAREHOLDERS' EQUITY
Series A Preferred Stock, no par value, 1,000,000 shares
authorized, 11,000 shares issued and outstanding	9,590	9,590	9,590
Common stock - no par value; 50,000,000 shares authorized;
16,203,331 shares issued and outstanding
(15,373,431 shares at 12/31/05; 15,367,096 shares at 9/30/05)	85,748	73,234	73,191
Retained earnings	17,683	19,836	16,872
Accumulated other comprehensive income	105	124	156

Total shareholders' equity	113,126	102,784	99,809

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$980,958	$913,661	$890,383

	See accompanying notes.

PREMIERWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in 000’s, Except for Earnings per Share Data)
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005

INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$18,736	$15,014	$53,226	$40,937
Interest on investments:
Taxable	24	40	73	142
Nontaxable	75	104	251	321
Interest on federal funds sold	26	71	87	165
Other interest and dividends	-	1	10	5

Total interest and dividend income	18,861	15,230	53,647	41,570

INTEREST EXPENSE
Deposits:
Interest-bearing demand and savings	1,620	960	3,866	2,637
Time	2,700	1,597	6,997	4,074
Federal funds purchased	209	10	727	39
Federal Home Loan Bank advances	465	130	1,133	325
Junior subordinated debentures	218	216	655	655

Total interest expense	5,212	2,913	13,378	7,730

Net Interest Income	13,649	12,317	40,269	33,840

LOAN LOSS PROVISION	150	-	650	150

Net interest income after loan loss provision	13,499	12,317	39,619	33,690

NONINTEREST INCOME
Service charges on deposits accounts	857	706	2,511	2,028
Mortgage banking fees	223	401	789	1,134
Investment brokerage and annuity fees	249	264	850	888
Other commissions and fees	425	346	1,161	1,022
Gains on sales on investment securities, net	2	3	2	3
Other noninterest income	274	135	517	407

Total noninterest income	2,030	1,855	5,830	5,482

NONINTEREST EXPENSE
Salaries and employee benefits	5,631	4,944	17,128	14,234
Net occupancy and equipment	1,507	1,413	4,439	4,142
Communications	439	388	1,267	1,140
Professional fees	372	261	871	830
Advertising	246	286	816	720
Other	1,254	1,280	3,683	3,524

Total noninterest expense	9,449	8,572	28,204	24,590

INCOME BEFORE PROVISION FOR INCOME TAXES	6,080	5,600	17,245	14,582

PROVISION FOR INCOME TAXES	2,383	2,097	6,457	5,195

NET INCOME	$3,697	$3,503	$10,788	$9,387

EARNINGS PER COMMON SHARE:
BASIC	$0.22	$0.21	$0.65	$0.57

DILUTED	$0.21	$0.20	$0.61	$0.53

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
Other comprehensive income-
Amortization of unrealized
gains for investment securities
transferred to held-to-maturity
of $99 (net of taxes of $51)	-	-	-	-	-	(99)	(99)	(99)

Comprehensive income								$9,259

Preferred stock dividend declared	-	-	-	-	(206)	-	(206)
5% stock dividend	-	-	730,756	10,523	(10,523)	-	-
Cash paid for fractional shares	-	-	-	-	(10)	-	(10)
Stock options exercised	-	-	24,008	145	-	-	145
Income tax benefit of stock options
exercised	-	-	-	41	-	-	41

BALANCE - SEPTEMBER 30, 2005	11,000	$9,590	15,367,096	$73,191	$16,872	$156	$99,809

BALANCE - JANUARY 1, 2006	11,000	$9,590	15,373,431	$73,234	$19,836	$124	$102,784
Comprehensive income:
Net income	-	-	-	-	10,788	-	10,788	$10,788
Unrealized gains
on investment securities
available-for-sale of $44
(net of taxes of $27)	-	-	-	-	-	44	44	44
Other comprehensive income-
Amortization of unrealized
gains for investment securities
transferred to held-to-maturity
of $63 (net of taxes of $39)	-	-	-	-	-	(63)	(63)	(63)

Comprehensive income								$10,769

Preferred stock dividend declared	-	-	-	-	(206)	-	(206)
Common stock cash dividend declared	-	-	-	-	(810)	-	(810)
Stock-based compensation expense	-	-	-	150	-	-	150
5% stock dividend	-	-	769,145	11,914	(11,914)	-	-
Cash paid for fractional shares					(11)		(11)
Stock options exercised	-	-	60,755	281	-	-	281
Income tax benefit of stock options
exercised	-	-	-	169	-	-	169

BALANCE - SEPTEMBER 30, 2006	11,000	$9,590	16,203,331	$85,748	$17,683	$105	$113,126

			See accompanying notes.

PREMIERWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in 000’s)
(UNAUDITED)
	For the Nine Months Ended

	September 30,	September 30,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,788	$9,387
Adjustments to reconcile net income to net cash
from operating activities:
Depreciation and amortization	2,415	2,352
Loan loss provision	650	150
Deferred income taxes	(726)	16
Amortization of premium on investment
securities, net	43	43
Net funding of loans held for sale	(12,439)	(13,939)
Proceeds from sales of loans held-for-sale	12,780	14,456
Gain on sale of loans held for sale	(98)	(183)
Restricted equity security stock dividends	-	(6)
Stock-based compensation expense	150	-
Excess tax benefit from stock options exercised	(146)	-
Gain on sales of premises and equipment	(18)	(14)
Gains on sales of investment securities, net	(2)	(3)
Changes in accrued interest receivable/payable and other
assets/liabilities	(791)	269

Net cash from operating activities	12,606	12,528

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from calls. paydowns and maturities of investment
securities available-for-sale	1,048	1,083
Proceeds from sales of investment securities held-to-maturity	-	153
Proceeds from calls, paydowns and maturities of investment
securities held-to-maturity	2,262	580
Purchase of restricted equity securities	(123)	(260)
Increase in interest-bearing deposits with Federal Home Loan Bank	(6)	(160)
Loan originations, net	(61,724)	(86,684)
Purchase of premises and equipment, net	(4,871)	(4,302)
Proceeds from the sale of other real estate owned	-	421

Net cash from investing activities	(63,414)	(89,169)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	35,625	77,265
Net increase (decrease) in Federal Home Loan Bank borrowings	29,521	(479)
Net (decrease) in Federal Funds purchased	(8,635)	-
Dividends paid on common stock	(769)	-
Stock options exercised	281	145
Excess tax benefit from stock options exercised	146	-
Cash paid for fractional shares relating to stock dividend	(11)	(10)

Net cash from financing activities	56,158	76,921

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,350	280
CASH AND CASH EQUIVALENTS - Beginning of the period	28,512	36,434

CASH AND CASH EQUIVALENTS - End of the period	$33,862	$36,714

SUPPLEMENTAL DISCOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$13,034	$6,975

Cash paid for taxes	$7,987	$5,533

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
Income tax benefit of stock options exercised	$169	$41

Preferred stock dividend declared	$206	$206

Common stock cash dividend declared	$810	$-

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

Stock dividends – On February 27, 2006, the Company declared a 5% common stock dividend payable June 29, 2006 to our shareholders of record on June 1, 2006. On March 22, 2005, the Company declared a 5% common stock dividend payable on June 27, 2005 to our shareholders of record on June 1, 2005. Share and per share data in the accompanying consolidated financial statements have been retroactively restated to reflect all stock dividends.

NOTE 2 – STOCK-BASED COMPENSATION

At September 30, 2006, PremierWest Bancorp had two outstanding stock option plans – the 1992 Stock Option Plan (“1992 Plan”) and the 2002 Stock Incentive Plan (“2002 Plan”) plan. The 2002 Plan superseded the 1992 Plan; no additional grants may be made under the 1992 Plan. The 2002 Plan was initially established May 2002 and was approved by shareholders. The plan was subsequently amended and restated to allow for the issuance of restricted stock grants in addition to stock options. The amended and restated 2002 Plan was approved by shareholders in May 2005 and allows for the issuance of up to 953,851 shares of stock awards of which a total of 341,259 shares were available for issuance as either stock options or restricted stock grants as of September 30, 2006. As of September 30, 2006, there were no restricted stock grants outstanding. The amended and restated 2002 Plan allows for stock options to be granted at an exercise price of not less than the fair market value of PremierWest Bancorp stock on the date of issuance, for a term not to exceed ten years. The Compensation Committee establishes the vesting schedule for each grant; historically the Committee has utilized graded vesting schedules over two or five year periods. Upon exercise of stock options or issuance of restricted stock grants, it is the Company’s policy to issue new shares of common stock.

During the nine month period ended September 30, 2006, stock option activity, adjusted for the 5% common stock dividend paid on June 29, 2006, was as follows:

			Weighted Average	Aggregate
	Number	Weighted Average	Remaining	Intrinsic Value
	of Shares	Exercise Price	Contractual Term	(in thousands)

Stock options outstanding, 12/31/05	908,003	$7.49
Granted	62,758	$17.20
Exercised	61,958	$4.50		$642

Forfeited	23,989	$9.78

Stock options outstanding, 9/30/06	884,814	$8.31	6.12	$6,795

Stock options exercisable, 9/30/06	482,912	$6.40	4.34	$4,631

Effective January 1, 2006, PremierWest Bancorp adopted Financial Accounting Standards Board Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires companies to measure and recognize as compensation expense the grant date fair market value for all share-based awards. That portion of the grant date fair market value that is ultimately expected to vest is recognized as expense over the requisite service period, typically the vesting period, utilizing the straight-line attribution method. SFAS 123R requires companies to estimate the fair market value of stock-based payment awards on the date of grant using an option-pricing model. We use the Black-Scholes option-pricing model to value our stock options. The Black-Scholes model requires the use of assumptions regarding the historical volatility of our stock price, our expected dividend yield, the risk-free interest rate, and the weighted average expected life of the options. The following schedule reflects the weighted-average assumptions included in this model as it relates to the valuation of options granted for the three and nine month periods ended September 30, 2006 and 2005:

	Three months ended September 30,		Nine months ended September 30,

	2006	2005	2006	2005

Risk-free interest rate	5.0%	4.4%	4.8%	4.4%
Expected dividend	0.51%	5.0%	0.29%	5.0%
Expected lives, in years	6.5	7.5	7.3	7.5
Expected volatility	28%	39%	27%	39%

The weighted-average grant date fair value of options granted during the three-month and nine month periods ending September 30, 2006 were $5.66 and $7.18, respectively.

Prior to the adoption of SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS 123R requires that the cash flows from the tax benefits resulting from tax deductions in excess of the compensation expense recognized for stock options (excess tax benefits) be reported as financing cash flows. An excess tax benefit of $146,000 is classified as financing cash inflows for the nine months ended September 30, 2006.

We adopted SFAS 123R using the modified prospective transition method, which requires adoption as of January 1, 2006, the first day of PremierWest Bancorp’s 2006 fiscal year. In accordance with the modified prospective method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Stock-based compensation expense recognized under SFAS 123R for the quarter ended September 30, 2006, resulting from stock options that were granted during the current and previous periods that vested during the current period, totaled $60,000 with a related tax benefit of $2,121. For the year-to-date period ending September 30, 2006, stock based compensation expense totaled $150,000 with a related tax benefit of $9,798. At September 30, 2006, unrecognized stock-based compensation expense totaled $712,000 and will be expensed over a weighted average period of 2.1 years.

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

The following table presents the pro forma effect on net income and earnings per share had PremierWest Bancorp applied the fair value recognition provisions of SFAS 123 in the prior period reported:

	For the Three Months	For The Nine Months
	Ending	Ending
	September 30, 2005	September 30, 2005

Net Income, as reported	$3,503	$9,387
Less: Total stock based employee compensation
expense determined under fair value based methods
for all awards, net of related tax effects	(25)	(61)

Pro forma Net Income	$3,478	$9,326

Earnings Per Share
Basic - as reported	$0.21	$0.57
Basic - pro forma	$0.21	$0.57
Diluted - as reported	$0.20	$0.53
Diluted - pro forma	$0.20	$0.53

NOTE 3 - INVESTMENT SECURITIES

Investment securities at September 30, 2006 and December 31, 2005 consisted of the following: (Dollars in 000's)

			2006

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value

Available-for-sale:
U.S. Government and agency securities	$4,007	$-	$(16)	$3,991
Mortgage-backed securities and collateralized				-
mortgage obligations	278	2	(3)	277

Total	$4,285	$2	$(19)	$4,268

Held-to-maturity:
Obligations of states and political subdivisions	$7,255	$1	$(82)	$7,174

Restricted equity securities	$1,988	$-	$ -	$1,988

			2005

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value

Available-for-sale
U.S. Government and agency securities	$4,050	$-	$(81)	$3,969
Mortgage-backed securities and collateralized
mortgage obligations	327	2	(3)	326
Corporate bonds	999	-	(2)	997

Total	$5,376	$2	$(86)	$5,292

Held-to-maturity:
Obligations of states and political subdivisions	$9,577	$4	$(74)	$9,507

Restricted equity securities	$1,865	$-	$-	$1,865

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

At September 30, 2006, investment securities with an estimated fair market value of $11.4 million were pledged to secure public deposits, certain nonpublic deposits, and borrowings.

NOTE 4 – LOANS, NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

Loans as of September 30, 2006 and December 31, 2005 consisted of the following:
(Dollars in 000's)	2006	2005

Real estate-commercial	$349,811	$347,033
Real estate-construction	276,601	237,150
Real estate-residential	18,103	20,036
Commercial	145,049	131,819
Agricultural	20,196	15,858
Consumer	51,033	44,562
Overdrafts	1,624	4,958
Other	7,048	7,161

Total loans	869,465	808,577
Less: deferred loan fees	(1,876)	(2,239)
Less: allowance for loan losses	(10,761)	(10,341)

Loans, net	$856,828	$795,997

Transactions in the allowance for loan losses for the nine months ended September 30, 2006 and September 30, 2005 were as follows:

	2006	2005

BALANCE, beginning of the period	$10,341	$9,171
Loans charged-off	(359)	(154)
Loan recoveries	129	1,690
Loan loss provision	650	150

BALANCE, end of the period	$10,761	$10,857

The following table summarizes non-performing assets as of September 30, 2006 and December 31, 2005:
(Dollars in 000's)	2006	2005

Loans on non-accrual status	$1,151	$2,273
Loans past due greater than 90 days but not on non-accrual status	13	2

Total non-performing loans	1,164	2,275
Other real estate owned	-	-

Total non-performing assets	$1,164	$2,275

Percentage of non-performing loans to total loans	0.13%	0.28%

Percentage of non-performing assets to total assets	0.12%	0.25%

NOTE 5 - LINE OF CREDIT AND OTHER BORROWINGS

The Bank had outstanding borrowings with the Federal Home Loan Bank (FHLB) totaling $31.3 million and $1.8 million as of September 30, 2006 and December 31, 2005, respectively. In addition, as of September 30, 2006, the Bank had $3.1 million outstanding under letters of credit used to support its public funds pledging requirements. Letters of credit do not increase the Bank’s outstanding borrowings; however, they reduce the Bank’s borrowing availability. The Bank makes monthly principal and interest payments on long-term borrowings and monthly payments of interest only on short-term borrowings under the FHLB’s Cash Management Advance (CMA) program.

Of the total outstanding advances on September 30, 2006 and December 31, 2005, the Company had long-term borrowings of $1.3 million and $1.8 million, respectively, with various maturity dates through February 2014. Monthly payments of $53,000 plus interest are being made against these long-term advances at September 30, 2006 with a weighted average annual interest rate of 5.92% .

The Bank also utilizes FHLB’s Cash Management Advance program for short-term borrowing needs. Advances taken under this program mature in less than one year. As of September 30, 2006, the Company had $30.0 million in outstanding CMA advances; as of December 31, 2005, there were no outstanding balances under this program. At September 30, 2006, the annual rate of interest charged against the Bank’s outstanding CMA balances was 5.57% .

All outstanding borrowings with the FHLB are collateralized as provided for under the Advances, Security and Deposit Agreement between the Bank and the FHLB and include the Bank’s FHLB stock and any funds or investment securities held by the FHLB that are not otherwise pledged for the benefit of others. In addition, certain qualifying loans were pledged to support the Bank’s outstanding advances and provided for immediate available borrowing capacity, after subtracting existing borrowings and outstanding letters of credit, of approximately $5.8 million and $42.4 million as of September 30, 2006 and December 31, 2005, respectively.

As an additional source of liquidity, the Bank maintains unsecured federal funds lines with multiple correspondent banks and a secured borrowing arrangement through the Federal Reserve Bank of San Francisco (FRB). Federal funds purchased generally mature within one to four days from the transaction date. As of September 30, 2006 the Company had $121.0 million in aggregate available borrowing capacity through correspondent banks and the Federal Reserve Bank's discount window. Outstanding balances under these commitments at September 30, 2006 and December 31, 2005 were $7.8 million and $16.4 million, respectively.

NOTE 6 – JUNIOR SUBORDINATED DEBENTURES

On December 30, 2004, the Company established two wholly-owned statutory business trusts (PremierWest Statutory Trust I and II) that were formed to issue junior subordinated debentures and related common securities. The $15,464,000 of junior subordinated debentures issued by the Trusts requires quarterly interest-only payments. Common stock issued by the Trusts and held as an investment by the Company is recorded in other assets in the consolidated balance sheets. Following are the terms of the junior subordinated debentures as of September 30, 2006.

		Issued			Maturity	Redemption
Trust Name	Issue Date	Amount	Rate (1	) (2)	Date	Date

PremierWest Statutory	December				December	December
Trust I	2004	$7,732,000	5.65%		2034	2009

PremierWest Statutory	December				March	March
Trust II	2004	$7,732,000	5.65%		2035	2010

		$15,464,000

(1)	PremierWest Statutory Trust I bears interest at the fixed rate of 5.65% until December 2009 at which time it converts to the variable rate of LIBOR + 1.75%, adjusted quarterly, through the final maturity date in December 2034.

(2)	PremierWest Statutory Trust II bears interest at the fixed rate of 5.65% until March 2010 at which time it converts to the variable rate of LIBOR + 1.79%, adjusted quarterly, through the final maturity date in March 2035.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve various levels and elements of credit and interest rate risk in excess of the amount recognized in the accompanying consolidated financial statements. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. As of September 30, 2006, the Company had $164.9 million of commitments to extend credit to customers and $11.0 million of standby letters of credit.

In the ordinary course of business, the Bank may become involved in various litigation arising from normal banking activities. In the opinion of management, the ultimate disposition of current actions will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

NOTE 8 - EARNINGS PER SHARE

The Company's basic earnings per common share is computed by dividing net income, less dividends declared on convertible preferred stock, by the weighted average number of common shares outstanding during the period, retroactively adjusted for all stock dividends paid and declared. The Company's diluted earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding plus dilutive common shares related to stock options, restricted stock grants and convertible preferred shares, retroactively adjusted for all stock dividends paid and declared. The following summarizes the weighted average shares outstanding for computation of basic and diluted shares for the three and nine months ended September 30, 2006 and 2005.

Three-months ended September 30:	2006	2005

Weighted average number of common shares:
Average shares outstanding-basic	16,197,078	16,133,010
Average shares outstanding-diluted	17,679,089	17,647,911

Nine-months ended September 30:	2006	2005

Weighted average number of common shares:
Average shares outstanding-basic	16,173,151	16,122,472
Average shares outstanding-diluted	17,686,804	17,622,001

NOTE 9 - RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2006, the FASB issued SFAS No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments” which amends SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 simplifies the accounting for certain derivative embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a re-measurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the Company has not yet issued financial statements, including for interim periods, for that fiscal year. Management does not expect the adoption of SFAS 155 to have a material impact on the consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156 (“SFAS 156”), “Accounting for Servicing of Financial Assets” which amends SFAS No. 140. SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS 156 is effective for fiscal years beginning after September 15, 2006. Management does not expect the adoption of SFAS 156 to have a material impact on the consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained upon audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Management does not expect the adoption of FIN 48 to have a material impact on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements.” SFAS 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Management does not expect the adoption of SFAS 157 to have a material impact on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158 (“SFAS 158”), “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS 158 requires employers to recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. Additionally, SFAS 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. The new reporting requirements and related new footnote disclosure rules of SFAS 158 are effective for fiscal years ending after December 15, 2006. The new measurement date requirement applies for fiscal years ending after December 15, 2008. Management does not expect the adoption of SFAS 158 to have a material impact on the consolidated financial statements.

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

OVERVIEW - The following includes management’s discussion of the financial condition and results of operations for PremierWest Bancorp and its wholly owned subsidiary, PremierWest Bank including the Bank’s wholly owned subsidiaries, Premier Finance Company and PremierWest Investment Services, Inc., for the three and nine months ending September, 2006. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes contained in this report as well as the Company’s Form 10-K for the year ended December 31, 2005. For discussion purposes, management has made comparisons, as it deems appropriate, to other periods including the same interim periods in 2005 and the fiscal year ended December 31, 2005.

HIGHLIGHTS - For the third quarter ending September 30, 2006, the Company earned $3.7 million ($0.21 per diluted share), an increase of 5.54% compared to earnings of $3.5 million ($0.20 per diluted share) for the same period ended September 30, 2005. For the year-to-date period ending September 30, 2006, the Company earned $10.8 million ($0.61 per diluted share) compared to $9.4 million ($0.53 per diluted share) for the same period ending September 30, 2005, an increase of 14.9% . Annualized return on average shareholders’ equity was 13.13%, and return on average assets was 1.52% for the quarter ended September 30, 2006 as compared to an annualized return on average shareholders’ equity and return on average assets of 14.21% and 1.57%, respectively, for the quarter ended September 30, 2005. At September 30, 2006 and December 31, 2005, gross loans (loans net of deferred loan fees but before deducting the allowance for loan losses), totaled $867.6 and $806.3 million, respectively, an increase of $61.3 million or 7.60% since year end (10.14% annualized growth rate). Deposits totaled $804.0 million at September 30, 2006 compared to $768.4 million at December 31, 2005, a 4.63% increase since year-end (6.18% annualized growth rate). When compared to the third quarter ended September 30, 2005, gross loans grew 11.80% and deposits increased 4.93% .

Growth in earnings for the quarter and year-to-date periods ending September 30, 2006, when compared to the same periods a year ago, continue to be driven by the combination of loan growth and the rising interest rate environment. Short term interest rates, as measured by the Prime rate index, have increased a total of 150 basis points over the past twelve months – 50 basis points a quarter with no change to this index during the third quarter just ended. As rates have risen, re-pricing opportunities on the asset side of our balance sheet from variable rate loans and new loan production has occurred at a faster rate than the repricing of our liabilities – primarily our core deposits. Our net interest margin is a key component of profitability and despite increased reliance on rate sensitive short-term borrowings, the Company has maintained a relatively stable net interest margin each quarter. Compared to the third quarter of 2005, when our net interest margin was 6.20%, our net interest margin for the four successive quarters since September 30, 2005, was 6.40%, 6.24%, 6.34% and 6.27%, respectively.

The Bank continues to enjoy excellent loan demand with loan volume exceeding the growth rate of our deposits. As of September 30, 2006, the Bank’s loan to deposit ratio, based on net loans (loans net of deferred loan fees and the allowance for loan losses) was 106.56% compared to 103.59% as of December 31, 2005, and 99.88% as of September 30, 2005. This has resulted in greater reliance on relatively higher cost short term borrowings (fed funds purchased and FHLB borrowings) as a temporary source of funding. Increased borrowings, along with the lagging re-pricing of our interest-bearing deposits, particularly with regard to maturing certificates of deposit, has resulted in an increase to our overall cost of funds. As the trend of rising interest rates appears to have slowed for the foreseeable future, we expect continued downward pressure on our net interest margin. Management continues to pursue strategies and initiatives for attracting core deposits in order to reduce our reliance on short-term borrowings and maximize our interest rate margin within the constraints of a competitive marketplace.

Impacting 2006 profitability are a number of noninterest income or expense items that are either new or non-recurring when compared to the same periods in 2005. Noninterest income recognized during the third quarter of 2006 includes $145,000 in non-recurring income associated with a recovery from other real estate owned that had been written off in previous years. Noninterest expense, for the nine-month period ending September 30, 2006, includes additional operating expenses associated with the opening of the Bank’s four newest de novo branches (Eagle Point, Oregon and Anderson, California, opened during the fourth quarter of 2005, while Ashland and Shady Cove, Oregon offices opened during the second quarter of 2006); the implementation of the FASB 123R “Share-Based Payment” accounting standard related to the expensing of stock options resulted in an additional year-to-date compensation expense of $150,000; and during 2006 the Company incurred $320,000 in legal expenses associated with a lawsuit initiated by Mid Valley Bank prior to being acquired by PremierWest in January 2004.

Thus far in 2006 we have experienced solid loan growth in general, particularly in three of our major markets (Placer and Yolo counties located north of Sacramento, California; Shasta, Tehama and Butte counties located around Redding, California; and in the central Oregon market of Bend). Our other major market area, southern Oregon’s Rogue Valley comprising Jackson and Josephine Counties, experienced a decline in loan volume as a result of some large loan payoffs. These payoffs were routine in nature though large in amount and management expects this temporary volume decline in the Rogue Valley market to reverse itself during the fourth quarter of 2006 based on the anticipated production that is evident in the Bank’s current loan pipeline. Overall growth is in line with management’s expectations and overall strategy which remains focused on strengthening and expanding the Bank’s position within existing markets; opening de novo start-up offices in new markets; and seeking opportunities to grow by acquisition. The primary goal of PremierWest Bank’s business plan is building a dominant community banking franchise along the Interstate 5 highway corridor between Eugene, Oregon and Sacramento, California. In addition, the Bank has targeted the high growth market area in central Oregon for expanding our presence outside of the Interstate 5 corridor. Accordingly, a second full-service branch located in Bend, and our first branch in Redmond, are presently under construction. These permanent facilities are expected to open during the first half of 2007. However, a temporary facility will open in Redmond during the fourth quarter of 2006.

FINANCIAL HIGHLIGHTS

The following table presents information regarding yields on interest-earning assets, rates paid on interest-bearing liabilities, net interest spreads, net yields on average interest-earning assets, returns on average assets and returns on average equity for the periods indicated.

(Dollars in 000's)			Increase
Analysis for the three-month period ended September 30:	2006	2005	(Decrease)	%Change

Average fed funds sold and investments	$15,456	$25,968	$(10,512)	-40.48%
Average gross loans	860,051	776,096	83,955	10.82%
Average interest-earning assets	875,507	802,064	73,443	9.16%
Average interest-bearing liabilities	652,653	579,273	73,380	12.67%
Average total assets	972,614	889,859	82,755	9.30%
Average equity	112,596	98,631	13,965	14.16%
Average yield earned (1)	8.65%	7.65%	1.00	13.07%
Average rate paid	3.19%	2.01%	1.18	58.71%
Net interest spread	5.46%	5.64%	(0.18)	-3.19%

Net interest income to average
interest-earning assets (net interest margin) (1)	6.27%	6.20%	0.07	1.13%
Annualized return on average assets	1.52%	1.57%	(0.05)	-3.18%
Annualized return on average equity	13.13%	14.21%	(1.08)	-7.60%
Efficiency ratio (2)	60.27%	60.49%	(0.22)	-0.36%

(Dollars in 000's)			Increase
Analysis for the nine-month period ended September 30:	2006	2005	(Decrease)	%Change

Average fed funds sold and investments	$16,642	$26,072	$(9,430)	-36.17%
Average gross loans	842,975	742,404	100,571	13.55%
Average interest-earning assets	859,617	768,476	91,141	11.86%
Average interest-bearing liabilities	640,166	559,311	80,855	14.46%
Average total assets	954,016	855,276	98,740	11.54%
Average equity	108,730	95,336	13,394	14.05%
Average yield earned (1)	8.36%	7.27%	1.09	14.99%
Average rate paid	2.79%	1.84%	0.95	51.63%
Net interest spread	5.57%	5.43%	0.14	2.58%
Net interest income to average
interest-earning assets (net interest
margin) (1)	6.29%	5.93%	0.36	6.07%
Annualized return on average assets	1.51%	1.46%	0.05	3.42%
Annualized return on average equity	13.23%	13.13%	0.10	0.76%
Efficiency ratio (2)	61.18%	62.53%	(1.35)	-2.16%

Notes:
(1)	Tax equivalent
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

During the third quarter of 2006, our interest income increased $3.6 million while our interest expense increased $2.3 million resulting in our net interest income increasing $1.3 million (10.8%) for the third quarter of 2006 compared to the same period a year ago.

The increases in our interest income, interest expense and the resulting net interest margin for the third quarter and year-to- date period ending September 30, 2006, compared to the same period in 2005, were driven by the combination of higher levels of both our earning assets and interest-bearing liabilities, as well as the general trend of rising short-term interest rates. Since the end of the third quarter a year ago movements in increments of 25 basis points by the Federal Reserve Bank have resulted in an equal rise in the prime rate of interest, the leading short-term rate index, by a total of 150 basis points. The Federal Reserve Bank made no changes during the third quarter ending September 30, 2006, but had initiated 50 basis point increases during each of the three quarters preceding the quarter just ended. With the exception of the Rogue Valley market area of southern Oregon, the growth in our earning assets over the past year has resulted from strong loan demand in all of our other market areas, including our two newest geographic markets located in northern California and central Oregon.

For the quarter ending September 30, 2006, our tax equivalent net interest margin was 6.27%, a 7 basis point increase over the same period a year ago and a 13 basis point decrease compared to the fourth quarter of 2005. Our cost of average interest bearing deposits increased from 1.86% during the third quarter of 2005 to 2.93% for the third quarter of 2006. Over the same period, while benefiting from stable loan demand and excellent loan quality, our loan volume continues to exceed the growth of our deposit base. This has resulted in a reliance on higher cost short-term borrowings to support loan growth. During the third quarter of 2006, our short-term borrowings averaged $45.9 million compared to $3.4 million during the fourth quarter of 2005 and $11.7 million during the third quarter of 2005.

LOAN LOSS PROVISION – Charges made to the provision for loan losses were $650,000 and $150,000 for the nine-month periods ended September 30, 2006 and September 30, 2005, respectively. The Company had net charge offs of $230,000 during the first three quarters of 2006 compared to net recoveries of $1.5 million for the corresponding period in 2005. Charges to the loan loss provision during 2005 were temporarily suspended as a result of the significant net recovery position experienced and the credit quality of our loan portfolio. By comparison, during the current year management has resumed charges to the provision for loan losses in line with growth in the loan portfolio and management’s ongoing assessment of credit risk within the loan portfolio as a whole. Management believes that, as of September 30, 2006, the balance in the allowance for loan losses was reasonable and appropriate to support inherent probable losses.

NONINTEREST INCOME – Noninterest income represents service charges, fees, commissions and other income derived principally from general banking services, residential mortgage brokerage activity, sales of investment and insurance products, and gains from the sale of other assets. Noninterest income for the third quarter and year-to-date periods ending September 30, 2006 include $145,000 arising from the recovery on other real estate owned assets that had been written off in prior periods. Excluding this nonrecurring income from our analysis, total noninterest income increased approximately $30,000 (1.62%) and $203,000 (3.70%), respectively, for the three months and nine months ending September 30, 2006, as compared to the corresponding periods in 2005. Growth in noninterest income during the first three quarters of 2006 compared to same period 2005 included increases of $483,000 (23.82%) from account service fees and $139,000 (13.60%) from other commissions and fees. This was partially offset by decreases in mortgage banking fees of $345,000 (30.42%) resulting from a slowing real estate market and intensifying competition for the origination of mortgage loans; commissions earned from investment services of $38,000 (4.28%); and other non-interest income, net of the $145,000 recovery described above, was $35,000 (8.60%) .

NONINTEREST EXPENSE - Noninterest expense increased approximately $877,000 (10.23%) and $3.6 million (14.70%), respectively, for the three months and nine months ended September 30, 2006, as compared to the corresponding period in 2005. The increase over the nine month period resulted from a $2.9 million increase in salaries and benefits expenses; a $297,000 increase in occupancy and equipment expenses; and a $423,000 net increase in other noninterest expenses, which includes $320,000 in legal fees related to a lawsuit initiated by Mid Valley Bank which PremierWest acquired in January 2004. The increases in noninterest expenses are the result of our growth in general, including annual salary increases that begin in the first quarter of each year, and the implementation of our growth strategies that include increased expenses associated with four new branches opened during the fourth quarter of 2005 and the second quarter of 2006. Management believes that the higher occupancy and personnel expenses incurred to enter new markets are strategic costs that will drive future earnings growth.

EFFICIENCY RATIO - The Company's efficiency ratio was 60.27% during the third quarter of 2006 compared to 60.49% for the third quarter of 2005. The improvement in this key measure was driven by the overall growth in our net interest income. Overall the increase in our net interest income and noninterest income exceeded the increase in noninterest expense for the quarter ending September 30, 2006 when compared to the quarter ending September 30, 2005. The efficiency ratio for the third quarter of 2006 reflected an 8 basis point improvement when compared to the 60.35% efficiency ratio achieved for the immediately preceding quarter ending June 30, 2006. Management will continue to seek opportunities to improve upon overall levels of organizational efficiency but believes that an efficiency ratio in the high 50% to low 60% range is a reasonable and sustainable target given the Bank’s strategies for both customer service and growth.

FINANCIAL CONDITION - Total assets of $981.0 million at September 30, 2006 increased 7.37% over total assets of $913.7 million at December 31, 2005. The increase in assets primarily resulted from an increase in loan volume as net loans increased $60.8 million or 7.64% .

Net loans accounted for 87.35% of total assets at September 30, 2006 compared to 87.12% at December 31, 2005. As of September 30, 2006, the allowance for loan losses increased to $10.8 million from $10.3 million at December 31, 2005. The Company's ratio of allowance for loan losses to total loans was 1.24% at September 30, 2006 as compared to 1.28% at December 31, 2005 and 1.40% at September 30, 2005. Non-performing assets (defined as loans on non-accrual status, loans 90 days or more past due and other real estate owned) either specifically reserved or adequately collateralized were $1.2 million, $2.3 million and $3.1 million at September 30, 2006, December 31, 2005 and September 30, 2005, respectively. Management maintains and adheres to disciplined underwriting standards and has a proven track record for managing credit risk as well as identifying and aggressively administering problem loans.

Total deposits increased to $804.0 million at September 30, 2006, a $35.6 million or 4.64% increase compared to $768.4 million as of December 31, 2005. Net loan growth has continued to outpace our growth in deposits and, as of September 30, 2006, resulted in a loan-to-deposit ratio of 106.56% compared to a ratio of 103.59% as of December 31, 2005 and 99.9% as of September 30, 2005. Overall demand for loans has been steady and as anticipated, deposit growth, particularly in our newest market areas, has lagged behind loan production. Notwithstanding management’s desire to maintain a loan-to-deposit ratio at or below 100%, as of September 30, 2006, the Bank’s deposit mix remained stable – consisting of 24.8% noninterest bearing demand, with core deposits, consisting of noninterest bearing demand, interest-bearing demand and regular savings deposits, representing 67.83%, and, time deposits comprising 32.17% of total deposits. The Bank has not utilized brokered time deposits as a part of its funding strategy. However, should liquidity and profitability considerations dictate the need to grow deposits more rapidly than may be generated through our traditional deposit gathering efforts, the Bank has flexibility in strategically pricing time deposits more aggressively, and/or utilizing brokered time deposits in order to attract higher cost funding.

Management closely monitors the Bank’s liquidity needs and maintains the ability to borrow from the Federal Home Loan Bank of Seattle and other correspondent banks. For more information about liquidity refer to the Liquidity and Capital Resources section below.

The table below sets forth certain summary balance sheet information for September 30, 2006 and December 31, 2005: (Dollars in 000’s)

	September 30	December 31	Increase (Decrease)

	2006	2005	9/30/06 – 12/31/05

(Dollars in 000's)

ASSETS
Federal funds sold	$-	$453	$(453)	-100.00%
Securities available for sale	4,268	5,292	(1,024)	-19.35%
Securities held to maturity	7,255	9,577	(2,322)	-24.25%
Federal Home Loan Bank
deposits and stock	1,603	1,597	6	0.38%
Loans, net	856,828	795,997	60,831	7.64%
Other assets (1)	111,004	100,745	10,259	10.18%

Total assets	$980,958	$913,661	$67,297	7.37%

LIABILITIES
Noninterest-bearing
deposits	$199,256	$208,840	$(9,584)	-4.59%
Interest-bearing
deposits	604,788	559,579	45,209	8.08%

Total deposits	804,044	768,419	35,625	4.64%

Other liabilities (2)	63,788	42,458	21,330	50.24%

Total liabilities	867,832	810,877	56,955	7.02%

SHAREHOLDERS’
EQUITY	113,126	102,784	10,342	10.06%

Total liabilities
and share-
holder’s equity	$980,958	$913,661	$67,297	7.37%

(1)	Includes cash and due from banks, other equity investments, premises and equipment, goodwill, core deposit intangible, accrued interest receivable and bank-owned life insurance.

(2)	Includes borrowings, accrued interest payable and other liabilities.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY – - Liquidity enables the Company to fund loan commitments and meet customer withdrawals of deposits. The Company maintains its liquidity position through maintenance of cash resources, the stability of and growth in our core deposit base and through our ability to borrow funds from committed sources of credit. Overall, the Company’s liquidity position improved slightly during the quarter ended September 30, 2006 as our loan volume reflected a small decline while deposit totals increased, as a result our loan-to-deposit ratio improved from 109.7% at June 30, 2006 to 106.6% at September 30, 2006. Liquidity in the form of excess cash and funds invested on a short-term basis as federal funds sold and interest-earning deposits with the FHLB decreased approximately $2.96 million while borrowed funds in the form of federal funds purchased and FHLB advances decreased $29.8 million. Investments securities either held-to-maturity or available-for-sale declined by $228,000 as a result of calls and maturities that occurred. All of the Company’s investment securities are pledged for collateralization of public funds on deposit and, therefore, are not available for purposes of liquidity. Historically our pledging requirements have been met through the use of our securities portfolio, although we are also able to use our borrowing capacity through the use of letters of credit to meet pledging requirements. As of September 30, 2006, in addition to the full use of our securities portfolio, the Bank was using letters of credit totaling $3.1 million to satisfy its pledging requirements.

Management maintains contingency plans for addressing the Company’s ongoing liquidity needs and presently believes the Bank’s stable core deposit base provides for flexibility and opportunity should management decide to attract deposits more aggressively by increasing the rate of interest offered on deposits – particularly certificates of deposit. Management has also identified certain loans where a portion of the outstanding balance could be sold to a participating bank to provide additional cash for liquidity purposes. Further, should loan demand outpace our ability to gather sufficient deposits or maintain adequate funding from other borrowings, the Company could slow its loan growth through various policy changes including increased pricing. The Company maintains a secured line-of-credit with the FHLB. As of September 30, 2006, the Bank had $1.3 million of long-term and $30.0 million of short-term borrowings advanced from the FHLB with the immediate availability for an additional $5.8 million under the Company's credit line. The Company also has unsecured federal funds credit lines for up to $120 million through certain correspondent banks and a $1.0 million secured line of credit through the Federal Reserve Bank of San Francisco. As of September 30, 2006, there were $7.8 million in balances outstanding against these federal funds credit lines leaving available credit of $113.2 million.

At September 30, 2006, the Company had approximately $164.9 million in outstanding commitments to extend credit for newly approved loans and construction projects. Under the terms of construction project commitments, completion of specified project benchmarks must be certified before funds may be drawn. Additionally, we anticipate that a portion of these commitments will expire or terminate without funding. Management believes that the Company's available resources will be sufficient to fund these commitments in the normal course of business.

CAPITAL RESOURCES - Federal regulators require the measurement of various capital ratios, including risk-based capital measurements. Risk-weighted ratios require an analysis that weights balance sheet and off-balance sheet items for their inherent risk. It requires minimum standards for risk-based capital by capital tier. As a minimum requirement, the total risk-based capital ratio should be at least 8.00%, the Tier 1 capital ratio should be at least 4.00%, and the leverage capital ratio should be at least 4.00% . At September 30, 2006, the Company's regulatory capital ratios were as follows: total risk-based capital ratio was 12.13%, Tier 1 capital ratio was 11.01%, and the leverage capital ratio was 11.11% . If the Company achieved only minimum regulatory capital levels, further growth could be restricted to the level attainable through generation and retention of net income or the Company may find it necessary to seek additional capital from outside sources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises principally from interest rate risk in its lending, deposit and borrowing activities. Management actively monitors and manages its interest rate risk exposure. Although the Company manages other risks, such as credit quality and liquidity risk, in the normal course of business, management considers interest rate risk to be a significant market risk, which could have the largest material effect on the Company's financial condition and results of operations. Other types of market risks, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities. The Company did not experience a significant change in market risk at September 30, 2006 as compared to December 31, 2005.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of securities holders of PremierWest during the quarter ended September 30, 2006.

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

DATED: October 30, 2006 PREMIERWEST BANCORP

/s/ John L. Anhorn John L. Anhorn, Chief Executive Officer /s/ Tom Anderson Tom Anderson, Executive Vice-President and Chief Financial Officer