Form 10-K
period 2006-12-31
PREMIERWEST BANCORP
filed 2007-03-14
CIK 1102287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2006 Commission file number: 000-50332

PREMIERWEST BANCORP

(Exact name of registrant as specified in its charter)

Oregon (State or other jurisdiction of incorporation or organization)	93-1282171 (I.R.S. Employer Identification No.)

503 Airport Road – Suite 101 Medford, Oregon (Address of principal executive offices)	97504 (Zip Code)

Registrant's telephone number, including area code: (541) 618-6003
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, No Par Value
(title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [      ] No [  X  ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [      ] No [  X  ]

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

As of June 30, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $215,761,084 based on the $14.43 closing price as reported on the National Association of Securities Dealers Automated Quotation System National Market System.

The number of shares outstanding of Registrant's common stock as of March 8, 2007 was 16,217,860.

Documents Incorporated by Reference

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held May 24, 2007 are incorporated by reference into Part III.

	PREMIERWEST BANCORP
	FORM 10-K
	TABLE OF CONTENTS

		PAGE

Disclosure Regarding Forward Looking Statements		1

PART I

Item 1.	Business	1 - 8
Item 1A.	Risk Factors	9 - 10
Item 1B.	Unresolved Staff Comments	10
Item 2.	Properties	10
Item 3.	Legal Proceedings	11
Item 4.	Submission of Matters to a Vote of Security Holders	11

PART II

Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters	12
Item 6.	Selected Financial Data	14
Item 7.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	15 - 33
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	34 - 35
Item 8.	Financial Statements and Supplementary Data	36
Item 9.	Changes In and Disagreements with Accountants on Accounting
	and Financial Disclosure	37
Item 9A	Controls and Procedures	37
Item 9B	Other Information	37

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	38
Item 11	Executive Compensation	38
Item 12.	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters	38
Item 13.	Certain Relationships and Related Transactions, and Director Independence	38
Item 14.	Principal Accountant Fees and Services	38

PART IV

Item 15.	Exhibits and Financial Statement Schedules	39 - 40

SIGNATURES		41 - 42

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

     PremierWest earned $14.6 million for the year ended December 31, 2006, an 11.1% increase compared to net income of $13.2 million for 2005. Net income of $13.2 million in 2005 was up 44.8% over 2004 earnings of $9.1 million. Our diluted earnings per share were $0.83, $0.75 and $0.53 for the years ended 2006, 2005 and 2004, respectively. Return on average shareholders' equity was 13.26% for the year ended December 31, 2006 compared to the return on average shareholder’s equity of 13.59% and 10.74% for 2005 and 2004, respectively.

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

     PremierWest Bank adheres to a community banking strategy by offering a full range of financial products and services through its network of branches encompassing a two state region between northern California and southern Oregon from Roseburg, Oregon, to the north, and the markets situated around Roseville and Woodland, California, to the south; and the high growth market area of Deschutes County located in central Oregon. The Bank has three subsidiaries: Premier Finance Company, PremierWest Investment Services, Inc. and Blue Star Properties, Inc. Premier Finance Company originates consumer loans from offices located in Medford, Grants Pass, Klamath Falls, Roseburg and Portland, Oregon and Redding and Yreka, California. PremierWest Investment Services, Inc. provides investment brokerage services to customers throughout the Bank's market. Blue Star Properties serves solely to hold real estate properties for PremierWest and presently has no properties under its ownership.

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

     One of the primary risks associated with commercial loans is the risk that the commercial borrower might not generate sufficient cash flows to repay the loan. PremierWest Bank’s underwriting guidelines require secondary sources of repayment, such as real estate collateral, and generally require personal guarantees from the borrower's principals.

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

     Consumer lending - PremierWest Bank and Premier Finance Company, make secured and unsecured loans to individual borrowers for a variety of purposes including personal loans, revolving credit lines and home equity loans, as well as consumer loans secured by autos, boats and recreational vehicles. Besides targeting non-bank customers in PremierWest Bank's immediate markets, Premier Finance Company also makes loans to Bank customers where the loans may carry a higher risk than permitted under the Bank's lending criteria.

     Lease financing - During 2001, the Bank contracted with a commercial leasing management company in Portland, Oregon, to introduce commercial equipment lease financing to customers primarily involved in the waste management industry. Management initially viewed commercial leasing as an alternative that brought additional flexibility to conventional borrowing for the purchase of business equipment. However, during 2002 management elected to curtail its leasing activities in favor of other commercial lending opportunities. No lease transactions have been originated since 2002 and no activity is anticipated to occur during 2007. The existing commercial lease portfolio is not significant to the operations of PremierWest Bank.

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

     For the three year period ended December 31, 2006, no class of similar products or services accounted for 10% or more of consolidated revenues for PremierWest.

MARKET AREA

     PremierWest Bank conducts a regional community banking business in southern and central Oregon and northern California through a network of 39 full service bank branches. The Bank has evolved over the past six years through a combination of acquisitions and de novo branch openings and its geographic footprint can be subdivided into several key market areas that are generally identifiable by a specific community, county or combination thereof.

     The Company serves Jackson County, Oregon, from its main office facility in Medford plus six branch offices in Medford and branch offices in the surrounding communities of Central Point, Eagle Point, Ashland and Shady Cove. Medford is the fourth largest city in Oregon and is the center for commerce, medicine and transportation in southwestern Oregon. PremierWest Bank also has two full-service branches in Grants Pass (Josephine County), Oregon. The principal industries in Jackson and Josephine Counties include forest products, manufacturing and agriculture. Other manufacturing segments include electrical equipment and supplies, computing equipment, printing and publishing, fabricated metal products and machinery, and stone and concrete products. In the non-manufacturing sector, significant industries include recreational services, wholesale and retail trades, as well as medical care, particularly in connection with the area's growing retirement community. In addition, the Bank is located in Klamath Falls market has a branch located in Klamath Falls serving the south/central market of Klamath County

     Another primary market area is centered in Roseburg, Oregon, and the surrounding communities in Douglas County, that PremierWest Bank serves from eight branches - four of which are located in Roseburg and four others located in the communities of Winston, Glide, Sutherlin, and Drain. PremierWest Bank's presence in the Douglas County market area resulted from Bank of Southern Oregon's merger with Douglas National Bank in May of 2000. The economy in Douglas County has historically depended on the forest products industry, which is generally a declining industry, resulting in little economic growth and lower per capita income levels compared to other market areas along the Interstate 5 corridor, including those in Medford and Grants Pass and those in northern California, which are somewhat more economically diversified.

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

     Late in 2004 the Bank opened a branch office in Woodland (Yolo County), California. This was followed by a branch opened in Roseville (Placer County), California in August 2005. These two branches have established PremierWest Bank’s most southern reach with Woodland being located 20 miles northwest of Sacramento, at the intersection of Interstate 5 and State Route 113, while Roseville is located 16 miles northeast of Sacramento on Interstate 80. In addition to wholesale and retail trade, Woodland’s key industries include agriculture and food processing, manufacturing, transportation and distribution, education, healthcare and government services, while Roseville’s major employers include manufacturing, healthcare, transportation, and government services.

     Within Oregon and located inland from the Interstate 5 corridor, PremierWest Bank operates three branches, one located in Klamath Falls (Klamath County), and two located in Deschutes County (Bend and Redmond). The Company opened its Klamath Falls office during the first quarter of 2004. Klamath County's principal industries include lumber and wood products, agriculture, transportation, recreation and government. In October 2004, the Bank established a loan production office in Bend. This office was subsequently converted to a full service banking office in August 2005. During the fourth quarter of 2006, a new branch was opened in Redmond firmly establishing PremierWest Bank’s presence in central Oregon’s Deschutes County. Deschutes County is Oregon's fastest growing county with a diverse employment base including manufacturing, retail trade, tourism, natural resources and government.

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

     PremierWest Bank's competition for loans comes principally from commercial banks, savings banks, mortgage companies, finance companies, insurance companies, credit unions, and other traditional lenders. We compete for loans on the basis of interest rates and loan fees, our array of commercial and mortgage loan products, and the efficiency and quality of our services. Lending activity can also be affected by our liquidity, local and national economic conditions, current interest rate levels, and loan demand. As described above, PremierWest Bank competes with larger commercial banks by emphasizing a community bank orientation and personal service to both commercial and individual customers.

EMPLOYEES

     As of December 31, 2006, PremierWest Bank had 435 full-time equivalent employees compared to 422 at December 31, 2005. None of our employees are represented by a collective bargaining group. Management considers its relations with employees to be good.

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

     The Sarbanes-Oxley Act ("Sarbanes-Oxley" or "Act") of 2002 implemented legislative reforms intended to address corporate and accounting fraud. Sarbanes-Oxley applies to publicly reporting companies including PremierWest Bancorp. The legislation established the Public Company Accounting Oversight Board whose duties include the registering of public accounting firms and the establishment of standards for auditing, quality control, ethics and independence relating to the preparation of public company audit reports by registered accounting firms. The Act includes numerous provisions, but in particular, Section 404 that requires PremierWest Bancorp's management, to assess the adequacy and effectiveness of its internal controls over financial reporting. As of December 31, 2006, management believes the Company is in full compliance with the requirements and provisions of the Sarbanes-Oxley Act.

ITEM 1A. RISK FACTORS

     The following are certain risk factors that management believes are specific to PremierWest Bancorp. These risks are not all inclusive and should be read in conjunction with the other information contained in this report.

      Interest Rate Risk - Our earnings depend upon the spread between the interest rate we receive on loans and securities and the interest rates we pay on deposits and borrowings. Changes in interest rates could adversely impact our net interest margin, net interest income and net income. PremierWest Bancorp’s earnings are impacted by changing interest rates. Changes in interest rates affect the demand for new loans, the credit profile of existing loans, the rates received on loans and securities, and rates paid on deposits and borrowings. The relationship between the rates received on loans and securities and the rates paid on deposits and borrowings is known as interest rate spread. Given our current volume and mix of interest-bearing liabilities and interest-earning assets, our interest rate spread could be expected to increase during times of rising interest rates and, conversely, to decline during times of falling interest rates. Exposure to interest rate risk is managed by monitoring the re-pricing frequency of PremierWest Bank's rate-sensitive assets and rate-sensitive liabilities over any given period. Although we believe our current level of interest rate sensitivity is reasonable, significant fluctuations in interest rates may have an adverse affect on our business, financial condition and results of operations.

     Credit Risk - Our earnings depend to a large extent upon the ability of our borrowers to repay their loans and our inability to manage credit risk would negatively affect our business. A source of risk arises from the possibility that losses will be sustained if a significant number of our borrowers, guarantors and related parties fail to perform in accordance with the terms of their loans. We have adopted underwriting and credit monitoring procedures and a credit policy, including the establishment and review of the allowance for loan losses that management believes are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying our credit portfolio. These policies and procedures, however, may not prevent unexpected losses that could materially affect our results of operations.

     Management Risk - We may not effectively manage our growth or future acquisitions which could adversely affect the quality of our operations and our costs. PremierWest Bancorp’s financial performance and profitability will depend on our ability to manage recent growth and implement our plans and strategies for future growth. Although management believes that it has substantially integrated the business and operations of recent acquisitions, there can be no assurance that unforeseen issues relating to the acquisitions will not adversely affect us. In addition, any future acquisitions and continued growth may present operational or other problems that could have an adverse effect on our business, financial condition and results of operations. Accordingly, there can be no assurance that we will be able to execute our growth strategy or maintain the level of profitability that we have recently experienced.

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

     Geographic Risk - Our markets are geographically concentrated and regional economic factors that impact our markets will affect our business more than they might a bank holding company with greater geographic diversity. PremierWest Bancorp’s geographic footprint is predominately situated along the Interstate 5 corridor from just south of Eugene, Oregon to just north of Sacramento, California. Our customers are directly and indirectly dependent upon the economies of these areas and upon the timber and tourism industries, which are the primary employers and revenue sources in our markets. National, regional, and local economic factors that affect these industries will have a disproportionately negative impact on our customers. Localized economic declines will thus adversely impact our customers, and in exacerbated circumstances may increase the rate at which our borrowers default on their loans. Additionally, the vast majority of our loans are secured by real and personal property located in this same region, and declining economic conditions in this area could make it more difficult for us to realize full value on the collateral that secures these loans. A deterioration in economic and business conditions in our market areas, particularly in the natural resources, manufacturing and real estate industries on which some of these areas depend, could have a material adverse impact on the quality of our loan portfolio and the demand for our products and services, which in turn may have a material adverse effect on our results of operations. Further, a downturn in the national economy might further exacerbate local economic conditions. The extent of the future impact of these events on economic and business conditions cannot be predicted.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

      The Company has not received any comments from the Securities and Exchange Commission.

ITEM 2. PROPERTIES

     As of December 31, 2006, the Company conducted business through 47 offices including the operations of PremierWest Bank, PremierWest Bank’s mortgage division, and also PremierWest Bank’s two subsidiaries –Premier Finance Company and PremierWest Investment Services, Inc. The 47 offices included 39 full service bank branches and 8 other office locations.

     PremierWest Bank’s 39 full service branch facilities are located in Oregon and California and more specifically broken down as follows: 23 branches are located in Jackson (10), Josephine (2), Deschutes (2), Douglas (8) and Klamath (1) counties of Oregon and 16 branches offices located in Siskiyou (8), Shasta (3), Butte (1), Tehama (2), Placer (1) and Yolo (1) counties of California. Of the 39 branch locations, 29 are owned by PremierWest Bank, 8 are leased, and two locations involve long-term land leases where the Bank owns the building.

     The Company’s eight other locations house administrative, subsidiary or mortgage lending operations. These facilities include two owned buildings housing the Company’s administrative head office, operations and data processing facilities located on one campus located in Medford, Oregon; two owned administrative facilities - one in Redding, California housing regional administration, our Premier Finance Company subsidiary and PremierWest Bank mortgage division offices and one in Red Bluff, California housing PremierWest Bank data processing functions; three leased locations housing stand-alone Premier Finance Company offices in Portland, Roseburg and Medford, Oregon; and, one owned location in Medford, Oregon occupied by the Bank’s mortgage division.

     In addition, to the above, four Premier Finance Company offices are housed within PremierWest Bank full service branch offices, as are various employees of PremierWest Investment Services, Inc. and the Bank’s mortgage division.

     As of December 31, 2006, the aggregate monthly rental on leased locations was $57,000.

ITEM 3. LEGAL PROCEEDINGS

     From time to time, in the normal course of business, PremierWest may become party to various legal actions. Management is unaware of any existing legal actions against the Company or its subsidiaries that will have a materially adverse impact on our business, financial condition or results of operations.

ITEM 4.   SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of securities holders of PremierWest during the quarter ended December 31, 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     PremierWest common stock is quoted on the NASDAQ SmallCap Market ("Nasdaq") under the symbol "PRWT". The common stock is registered under the Securities Exchange Act of 1934. The table below sets forth the high and low sales prices of PremierWest common stock as reported on the Nasdaq. This information has been adjusted to reflect previous stock dividends paid in 2006, 2005 and 2004. Bid quotations reflect inter-dealer prices, without adjustment for mark-ups, mark-downs, or commissions and may not necessarily represent actual transactions. On March 8, 2007, the Company had 16,217,860 shares of common stock issued and outstanding which were held by approximately 782 shareholders of record, a number which does not include approximately 2,369 beneficial owners who hold shares in "street name." As of March 7, 2007, the most recent date prior to the date of this Report, the closing price of the common stock was $12.77 per share.

		2006			2005		2004

	Closing Market Price		Cash Dividends Declared	Closing Market Price		Cash Dividends Declared	Closing Market Price

	High	Low		High	Low		High	Low

1st Quarter	$17.91	$13.30	$-	$11.76	$9.89	$-	$8.85	$8.22
2nd Quarter	$17.62	$13.52	$-	$14.25	$9.84	$-	$9.29	$8.43
3rd Quarter	$16.37	$14.15	$0.05	$15.24	$12.14	$-	$9.98	$8.84
4th Quarter	$16.98	$15.25	$0.05	$14.24	$12.74	$0.05	$12.02	$9.17

     PremierWest declared its first cash dividend in the fourth quarter of 2005 and declared two cash dividends during 2006. All three dividends were $0.05 per share. The timing and amount of any future dividends PremierWest might pay will be determined by its board of directors and will depend on earnings, cash requirements and the financial condition of PremierWest and its subsidiaries, applicable government regulations, and other factors deemed relevant by the board of directors.

     The Company did not repurchase any shares during the quarter ending December 31, 2006.

Equity Compensation Plan Information

Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a))
Plan category	(a)	(b)	(c)

Equity compensation
plans approved by
security holders	871,664 (1)	$8.35(1)	341,259

Equity compensation
plans not approved by
security holders	-	-	-

Total	871,664	$8.35	341,259

Notes:
(1) - Includes 34,336 options with a weighted average exercise price of $3.72 that were assumed in the merger of United Bancorp (Douglas National Bank) on May 8, 2000.

Performance Graph

The following graph shows the cumulative total return for our common stock compared to the cumulative total returns for the SNL NASDAQ Bank index and the NASDAQ Composite index. All values were gathered by SNL Financial LC from sources deemed to be reliable. The comparison assumes that $100.00 was invested on December 31, 2001 in PremierWest Bancorp common stock and in each of the comparative indexes. The cumulative total return on each investment is as of December 31 for each of the subsequent five years and assumes the reinvestment of all cash dividends and the retention of all stock dividends. PremierWest Bancorp’s five year cumulative total return was 250.5% compared to 65.6% and 27.6% for the SNL NASDAQ Bank and NASDAQ Composite indexes, respectively.

	Period Ending

Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06

PremierWest Bancorp	100.00	107.69	193.17	253.87	290.89	350.52
SNL NASDAQ Bank	100.00	102.85	132.76	152.16	147.52	165.62
NASDAQ Composite	100.00	68.76	103.67	113.16	115.57	127.58

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

(dollars in thousands except per share data and financial ratios)
	Years Ended December 31,

	2006	2005	2004	2003	2002

Operating Results

Total interest income	$73,252	$57,527	$42,835	$31,779	$32,298
Total interest expense	19,104	10,785	6,356	6,391	8,502

Net interest income	54,148	46,742	36,479	25,388	23,796
Provision for loan losses	800	150	800	1,200	1,037
Noninterest income	7,701	7,351	6,602	5,880	5,552
Noninterest expense	37,415	33,618	28,687	21,041	21,739

Income before provision for income taxes and
cumulative effect of an accounting change	23,634	20,325	13,594	9,027	6,572
Provision for income taxes	8,986	7,136	4,486	3,024	2,169

Net income before cumulative effect
of an accounting change	14,648	13,189	9,108	6,003	4,403
Cumulative effect of an accounting change, net of tax	-	-	-	-	(99)

Net income	$14,648	$13,189	$9,108	$6,003	$4,304

Per Share Data (1)

Basic earnings per common share	$0.89	$0.80	$0.55	$0.42	$0.31
Diluted earnings per common share	$0.83	$0.75	$0.53	$0.42	$0.31
Dividends declared per common share	$0.10	$0.05	$-	$-	$-
Ratio of dividends declared to net income	11.07%	5.83%	0.0%	0.0%	0.0%

Financial Ratios

Return on average equity	13.26%	13.59%	10.74%	11.23%	9.13%
Return on average assets	1.52%	1.52%	1.20%	1.11%	0.87%
Efficiency ratio (2)	60.49%	62.15%	66.59%	67.29%	74.07%
Net interest margin (3)	6.25%	6.05%	5.48%	5.29%	5.44%

Balance Sheet Data at Year-End

Gross loans	$922,687	$808,577	$690,461	$459,763	$398,350
Allowance for loan losses	$10,877	$10,341	$9,171	$5,466	$4,838
Allowance as percentage of loans	1.18%	1.28%	1.33%	1.19%	1.21%
Total assets	1,034,511 $	$913,661	$804,445	$571,321	$515,084
Total deposits	$879,350	$768,419	$688,985	$475,746	$428,337
Total equity	$116,259	$102,784	$90,580	$64,751	$49,172

Notes:
(1)      Per share data has been restated for subsequent stock dividends.
(2)      Efficiency ratio is calculated by dividing noninterest expense by the sum of net interest income plus noninterest income.
(3)      Tax adjusted at 38% for 2006 and 34% in prior years.

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

     The following discussion should be read in conjunction with PremierWest's audited consolidated financial statements and the notes thereto as of December 31, 2006 and 2005, and for each of the three years in the period ended December 31, 2006, that are included as exhibits in this report.

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

FINANCIAL HIGHLIGHTS

     Net income for 2006 was $14.6 million, a 11.1% improvement over 2005 net income of $13.2 million. Our diluted earnings per share were $0.83 and $0.75 for the years ended 2006 and 2005, respectively. This improvement resulted from a $15.7 million increase in interest income and a $350,000 increase in noninterest income. These results were offset by a $8.3 million increase in interest expense, a $3.8 million increase in noninterest expense and a $650,000 increase in the loan loss provision. Return on average shareholders' equity was 13.26% and return on average assets was 1.52% for the year ended December 31, 2006. This compared with a return on average shareholders' equity of 13.59% and a return on average assets of 1.52% for 2005.

	Years Ended December 31,

	2006	2005	2004	2003	2002

(dollars in thousands except
financial ratios)
Net income	$14,648	$13,189	$9,108	$6,003	$4,304
Average assets	$966,786	$867,532	$755,945	$538,870	$497,036
RETURN ON AVERAGE ASSETS	1.52%	1.52%	1.20%	1.11%	0.87%

Net income	$14,648	$13,189	$9,108	$6,003	$4,304
Average equity	$110,454	$97,058	$84,790	$53,464	$47,129
RETURN ON AVERAGE EQUITY	13.26%	13.59%	10.74%	11.23%	9.13%

Cash dividends declared	$1,621	$769	$-	$-	$-
Net income	$14,648	$13,189	$9,108	$6,003	$4,304
PAYOUT RATIO	11.07%	5.83%	0.00%	0.00%	0.00%

Average equity	$110,454	$97,058	$84,790	$53,464	$47,129
Average assets	$966,786	$867,532	$755,945	$538,870	$497,036
AVERAGE EQUITY TO ASSET RATIO	11.42%	11.19%	11.22%	9.92%	9.48%

     Total loans outstanding, net of deferred loan fees, grew $114.2 million, or 14.2% in 2006 and totaled $920.5 million at December 31, 2006 compared to $806.3 at December 31, 2005. Growth in loan volumes were generated internally across all of PremierWest Bank’s market areas. Over the past year our allowance for loan loss increased 5.2% to $10.9 million totaling 1.18% of outstanding loans. The provision expense for loan losses was $800,000 for 2006 compared to $150,000 in 2005. The prior year’s provision was relatively low due to the beneficial impact of a $1.0 million net loan recovery during fiscal year 2005. Management believes that an appropriate overall reserve exists based on our ongoing assessment of loan portfolio quality, the relatively stable level of nonperforming assets over the past three operating years, continuing seasoning of acquired loan portfolios and our judgment of economic conditions that exist.

     Total deposits also grew to $879.4 million at December 31, 2006, an increase of $110.9 million from $768.4 million at December 31, 2005. Noninterest-bearing demand deposits totaled $199.5 million and accounted for 22.7% of total deposits at year end compared to 27.2% at December 31, 2005. The Bank intends to maintain an aggressive approach in pursuing noninterest-bearing deposit relationships from consumers and businesses.

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

     The allowance for loan and lease losses is established to absorb known and inherent losses attributable to loans and leases outstanding and related off-balance-sheet commitments. The adequacy of the allowance is monitored on an ongoing basis and is based on management's evaluation of numerous factors. These factors include the quality of the current loan portfolio, the trend in the loan portfolio's risk ratings, current economic conditions, loan concentrations, loan growth rates, past-due and nonperforming trends, evaluation of specific loss estimates for all significant problem loans, historical charge-off and recovery experience and other pertinent information. As of December 31, 2006, approximately 72% of PremierWest's loan portfolio is secured by real estate. Accordingly, a significant rise in loan interest rates and/or a decline in real estate values in Oregon and California may cause management to increase the allowance for loan and lease losses.

     At December 31, 2006, PremierWest had approximately $20.4 million in unamortized goodwill as a result of previous business combinations. PremierWest adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002. Annual and periodic analysis of the fair value of recorded goodwill for impairment involves a substantial amount of judgment, as does establishing and monitoring estimated lives of other amortizable intangible assets.

     Effective January 1, 2006, PremierWest Bancorp adopted Financial Accounting Standards Board Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires companies to measure and recognize as compensation expense, the grant date fair market value for all share-based awards. SFAS 123R requires companies to estimate the fair market value of stock-based payment awards on the date of grant using an option-pricing model. We use the Black-Scholes option-pricing model to value our stock options. The Black-Scholes model requires the use of assumptions regarding the risk-free interest rate, our expected dividend yield, the weighted average expected life of the options and the historical volatility of our stock price.

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

	Year Ended December 31, 2006			Year Ended December 31, 2005			Year Ended December 31, 2004

		Interest	Average		Interest	Average		Interest	Average
	Average	Income or	Yields or	Average	Income or	Yields or	Average	Income or	Yields or
	Balance	Expense	Rates	Balance	Expense	Rates	Balance	Expense	Rates

(dollars in thousands)
INTEREST-EARNING ASSETS:
Loans (1) (2)	$855,562	$72,830	8.51%	$754,465	$56,901	7.54%	$605,747	$41,546	6.86%
Investment securities:
Taxable securities	5,735	98	1.71%	7,498	188	2.51%	14,159	449	3.17%
Nontaxable securities (1)	7,896	521	6.60%	10,559	638	6.04%	13,506	791	5.86%
Temporary investments	2,591	136	5.25%	6,900	209	3.03%	38,998	451	1.16%

Total interest-earning assets	871,784	73,585	8.44%	779,422	57,936	7.43%	672,410	43,237	6.43%
Cash and due from banks	30,453			27,883			26,220
Allowance for loan losses	(10,682)			(10,315)			(9,657)
Other assets	75,231			70,542			66,972

Total assets	$966,786			$867,532			$755,945

INTEREST-BEARING LIABILITIES:
Interest-bearing checking and
savings accounts	$342,221	5,896	1.72%	$339,480	3,662	1.08%	$299,460	2,063	0.69%
Time deposits	248,887	10,035	4.03%	198,833	5,817	2.93%	179,305	3,799	2.12%
Other borrowings	58,106	3,173	5.46%	26,259	1,306	4.97%	15,584	494	3.17%

Total interest-bearing liabilities	649,214	19,104	2.94%	564,572	10,785	1.91%	494,349	6,356	1.29%
Noninterest-bearing deposits	198,295			198,777			168,493
Other liabilities	8,823			7,125			8,313

Total liabilities	856,332			770,474			671,155
Shareholders' equity	110,454			97,058			84,790

Total liabilities and
shareholders' equity	$966,786			$867,532			$755,945

Net interest income (1)		$54,481			$47,151			$36,881

Net interest spread			5.50%			5.52%			5.14%

Average yield on earning assets (1) (2)			8.44%			7.43%			6.43%
Interest expense to earning assets			2.19%			1.38%			0.95%

Net interest income to earning assets (1) (2)			6.25%			6.05%			5.48%

(1)	Tax-exempt income has been adjusted to a tax equivalent basis at a 38% effective rate for 2006 and a 34% effective rate for 2005 and 2004. The amount of such adjustment was an addition to recorded pre tax income of $333,000, $409,000 and $402,000 for 2006, 2005, and 2004, respectively.

(2)	Average nonaccrual loans of approximately $1.5 million for 2006, $2.0 million for 2005 and $3.8 million for 2004 are included in the average loan balances.

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

     Net interest income on a tax equivalent basis, before provisions for loan losses, for the year ended December 31, 2006, was $54.5 million, an increase of 15.54% compared to tax equivalent net interest income of $47.2 million in 2005, which was an increase of 27.84% compared to tax equivalent net interest income of $36.9 million in 2004. The overall tax-equivalent earning asset yield was 8.44% in 2006 compared to 7.43% in 2005 and 6.43% in 2004. For the same years, rates on interest-bearing liabilities were 2.94%, 1.91% and 1.29%, respectively.

     Total interest-earning assets averaged $871.8 million for the year ended December 31, 2006, compared to $779.4 million for the corresponding period in 2005. The net growth in earning assets resulted from an overall growth in loan volume from all our geographic markets served. Growth in our higher yielding loan assets were partially offset by decreases in lower yielding Federal Funds sold and investment securities.

     Interest-bearing liabilities averaged $649.2 million for the year ended December 31, 2006, compared to $564.6 million for the same period in 2005. Interest expense, as a percentage of average earning assets, increased to 2.19% in 2006, compared to 1.38% in 2005 and 0.95% in 2004.

     Average loans, which generally carry a higher yield than investment securities and other earning assets, comprised 98.14% of average earning assets during 2006, compared to 96.80% in 2005 and 90.08% in 2004. During the same periods, average yields on loans were 8.51% in 2006, 7.54% in 2005, and 6.86% in 2004. Average investment securities comprised 1.56% of average earning assets in 2006, which was down from 2.32% in 2005 and 4.11% in 2004. Tax equivalent interest yields on investment securities were 4.54% for 2006, 4.57% for 2005, and 4.48% in 2004.

     During the first half of 2006 the short-term interest rate environment, as measured by the Prime lending rate, increased 100 basis points, then remained stable over the second half of the year. Overall this 100 basis point rise in the Prime rate in combination with our continued growth in loan volume, excellent credit quality and a growing core deposit base, resulted in our net interest margin increasing 20 basis points, from 6.05% in 2005 to 6.25% for 2006. Over the same time period our net interest spread decreased 2 basis points, from 5.52% in 2005 to 5.50% in 2006. Management believes that the Bank's strong core deposit base coupled with a quality credit portfolio continues to position the Bank well for the future. However, the expectation in 2007 is for continued rate stability and potentially an interest rate decline during the second half of the year. This coupled with the competitive environment for deposits that has necessitated the use of borrowed funds in the short term will place downward pressure on our net interest margin and net interest spread during 2007.

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

		2006 vs. 2005			2005 vs. 2004
	Increase (Decrease) Due To			Increase (Decrease) Due To

			Net			Net
(in thousands)	Volume	Rate	Change	Volume	Rate	Change

Interest-earning assets:
Loans	$7,621	$8,308	$15,929	$10,202	$5,153	$15,355
Investment securities:
Taxable securities	(44)	(46)	(90)	(211)	(50)	(261)
Nontaxable securities	(161)	44	(117)	(173)	20	(153)
Temporary investments	(131)	58	(73)	(372)	130	(242)

Total	7,285	8,364	15,649	9,446	5,253	14,699

Interest-bearing liabilities:
Deposits:
Interest-bearing demand and savings	$30	2,204	2,234	$276	1,323	1,599
Time deposits	1,470	2,748	4,218	414	1,604	2,018
Other borrowings	1,582	285	1,867	338	474	812

Total	3,082	5,237	8,319	1,028	3,401	4,429

Net increase (decrease) in net
interest income	$4,203	$3,127	$7,330	$8,418	$1,852	$10,270

Loan Loss Provision

     The loan loss provision represents charges made against earnings to maintain an adequate allowance for loan losses. The allowance is maintained at an amount believed to be sufficient to absorb losses in the loan portfolio and has two components, one of which represents estimated reserves based on assigned credit risk ratings for our entire loan portfolio, and the other representing specifically established reserves for individually classified loans. Factors considered in establishing an appropriate allowance include a careful assessment of the financial condition of the borrower; a realistic determination of the value and adequacy of underlying collateral; the condition of the local economy and the condition of the specific industry of the borrower; a comprehensive analysis of the levels and trends of loan categories; an assessment of pending legal action for collection of loans and related guarantees; and, a review of delinquent and classified loans. PremierWest applies a systematic process for determining the adequacy of the allowance for loan losses, including an internal loan review program and a quarterly analysis of the adequacy of the allowance. The quarterly analysis includes determination of specific potential loss factors on individual classified loans, historical potential loss factors derived from actual net charge-off experience and trends in nonperforming loans, and potential loss factors for other loan portfolio risks such as loan concentrations, the condition of the local economy, and the nature and volume of loans. The loan loss provision reflects management's judgment of the credit risk inherent in the loan portfolio. Although management believes the loan loss provision has been sufficient to maintain an adequate reserve for loan losses, there can be no assurance that actual loan losses will not require more significant charges to operations in the future.

     For the year ended December 31, 2006, the loan loss provision totaled $800,000, compared to $150,000 for 2005, and $800,000 for 2004. This represents an increase of 433.3% between 2005 and 2006 and a decrease of 81.25% between 2004 and 2005. During 2006 the Bank continued to experience significant loan growth and the loan loss provision reflected this growth. The decrease in the loan loss provision that occurred during 2005 was principally the result of a large recovery that contributed to overall net loan loss recoveries of $1.0 million. Contributing to stable trends in overall credit quality has been the concerted effort on the part of management toward building and maintaining a consistent, proactive and responsive credit culture throughout the organization. Management has progressively evolved the Company’s loan policies and procedures, conducted an ongoing and comprehensive analysis of loan portfolio quality, increased the number of credit administration and internal audit personnel to oversee the consistent application and adherence to established loan policies and procedures and provided training to all lending personnel. A more detailed review of the loan loss provision is presented in the table on page 28.

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

     For the year ended December 31, 2006 loan charge-offs exceeded recoveries by $264,000. In contrast, loan recoveries exceeded charge-offs by over $1.0 million in 2005. A more detailed review of charge-offs and recoveries is presented in the table on page 28.

Noninterest Income

     Noninterest income is primarily comprised of service charges on deposit accounts; mortgage banking fees; investment brokerage and annuity fees; other commissions and fees; and other noninterest income including gains on sales of investment securities. Deposit account related service charges and fees for other banking services have grown consistently over the past three years as a result of the Bank’s internal growth generally and also from increases made in our fee schedule for banking services. Mortgage lending fees, investment brokerage and annuity fees are commission based sources of revenue that reflected decreases in revenue during 2006 compared with 2005.

     During 2006 noninterest income increased from $7.4 million to $7.7 million, an increase of $350,000 or 4.8% . Overall, deposit service charge income increased $582,000; mortgage lending income decreased $390,000; investment brokerage and annuity fees fell $106,000; other commissions and fees increased $183,000; offset by a $82,000 increase in other noninterest income. Gains from the sale of investment securities were $2,000.

     For 2005, noninterest income increased 11.3% or $749,000 from $6.6 million recorded in 2004 to $7.4 million. Overall deposit service charge income increased $156,000; mortgage banking income increased $108,000; investment brokerage and annuity fees grew $332,000; other commissions and fees increased $289,000 while other noninterest income decreased $138,000. Gains from the sale of investment securities were $3,000.

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

     Over 2006, noninterest expense increased $3.8 million or 11.29% from $33.6 million in 2005 to $37.4 million in 2006 as the Bank continued to pursue its growth strategy through the opening of three new branch offices bringing the total number of branches to 39. Increased expenses were principally in salaries and employee benefits ($3.5 million or 17.97%), occupancy expenses ($567,000 or 10.18%), and communications, professional fees and advertising expense ($84,000 or 2.33%) . These increases were partially offset by a decline in other expenses ($363,000 or 7.38%).

     During 2005 noninterest expense increased $4.9 million or 17.2% to $33.6 million from $28.7 million in 2004. Full service branches increased to 36 from 32. As a result, increased expenses were centered in salaries and employee benefits ($3.4 million or 21.4%), occupancy expenses ($618,000 or 12.5%), communications, professional fees and advertising expense ($243,000 or 7.2%) and other expenses ($632,000 or 14.8%) .

Provision for Income Taxes

     PremierWest's taxable income resulted in an effective tax rate of 38.0% or $9.0 million in federal and state income taxes for 2006. This compares to an effective tax rate of 35.1% for 2005 and 33.0% for 2004.

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

     Management has been successful at achieving its targeted efficiency ratio in the low 60 percent range. For the year ended December 31, 2006, our efficiency ratio was 60.49%, as compared to 62.15% in 2005, and 66.59% in 2004.

     Generally, lower efficiency ratios reflect greater cost controls; however, the success of PremierWest’s community banking strategy necessitates a balance between pure expense control and the need to maintain a high level of customer service in conjunction with effective risk management. Accordingly, PremierWest staffs its branches in a manner to support its high standards for delivering exceptional customer service and maintains the necessary administrative personnel to support the delivery of exceptional customer service and effective risk management through internal control functions such as credit administration, internal audit, credit examination and compliance.

FINANCIAL CONDITION

     The table below sets forth certain summary balance sheet information for December 31, 2006, 2005 and 2004.

		December 31,			Increase (Decrease)

	2006	2005	2004	12/31/05 – 12/31/06		12/31/04 – 12/31/05

(dollars in thousands)

ASSETS
Federal funds sold	$-	$453	$15,350	$(453)	(100.00%)	$(14,897)	(97.05%)
Investment securities	7,318	14,869	17,602	(7,551)	(50.78%)	(2,733)	(15.53%)
Restricted equity
investments	2,061	1,865	1,599	196	10.51%	266	16.64%
Loans	908,652	795,230	678,594	113,422	14.26%	116,636	17.19%
Other assets (1)	116,480	101,244	91,300	15,236	15.05%	9,944	10.89%

Total assets	$1,034,511	$913,661	$804,445	$120,850	13.23%	$109,216	13.58%

LIABILITIES
Noninterest-bearing
deposits	$199,462	$208,840	$183,845	$(9,378)	(4.49%)	$24,995	13.60%
Interest-bearing
deposits	679,888	559,579	505,140	120,309	21.50%	54,439	10.78%

Total deposits	879,350	768,419	688,985	110,931	14.44%	79,434	11.53%

Other liabilities (2)	38,902	42,458	24,880	(3,556)	(8.38%)	17,578	70.65%

Total liabilities	918,252	810,877	713,865	107,375	13.24%	97,012	13.59%

SHAREHOLDERS’

EQUITY	116,259	102,784	90,580	13,475	13.11%	12,204	13.47%

Total liabilities
and share-
holder’s equity	$1,034,511	$913,661	$804,445	$120,850	13.23%	$109,216	13.58%

(1)	Includes cash and due from banks, mortgage loans held-for-sale, property and equipment, goodwill, federal funds sold, accrued interest receivable and other assets.
(2)	Includes federal funds purchased, borrowings, accrued interest payable and other liabilities.

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

The following table sets forth the carrying value of PremierWest's investment portfolio at the dates indicated.

		December 31,

(in thousands)	2006	2005	2004

Investment securities (available-for sale)
U.S. Government and agency
securities	$-	$3,969	$4,034
Mortgage-backed securities and
collateralized mortgage
obligations	263	326	446
Corporate bonds	-	997	2,035
Restricted equity securities	2,061	1,865	1,599

	2,324	7,157	8,114
Investment securities (held-to-maturity)
Obligations of states and
political subdivisions	7,055	9,577	11,087

Total Investment Securities	$9,379	$16,734	$19,201

The contractual maturity of investment securities at December 31, 2006, including restricted equity securities, is shown below. Expected maturities of investment securities could differ from contractual maturities because the borrower, or issuer, may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2006			December 31, 2005			December 31, 2004

	Amortized Estimated		%	Amortized Estimated		%	Amortized Estimated		%
	Cost	Fair Value	Yield (1)	Cost	Fair Value	Yield (1)	Cost	Fair Value	Yield (1)
(dollars in thousands)

U.S. Government and agency securities:
One year or less	$-	$-	-	$4,050	$3,969	3.46%	$-	$-	-
One to five years	-	-	-	-	-	-	4,106	4,034	3.41%
Five to ten years	-	-	-	-	-	-	-	-	-

Obligations of states and
political subdivisions:
One year or less	2,180	2,175	5.89%	1,871	1,866	5.68%	1,229	1,235	5.52%
One to five years	2,002	1,980	6.72%	4,494	4,451	6.16%	6,351	6,417	6.06%
Five to ten years	2,873	2,844	6.03%	3,212	3,190	6.09%	2,776	2,792	5.79%
Over ten years	-	-	-	-	-	-	732	736	6.89%

Corporate bonds:
One year or less	-	-	-	1,000	998	6.13%	1,000	1,009	6.25%
One to five years	-	-	-	-	-	-	999	1,026	6.13%

Total debt securities	7,055	6,999		14,627	14,474		17,193	17,249

Mortgaged-backed securities
and collateralized mortgage
obligations	264	263	5.78%	326	325	5.10%	442	446	5.03%
Restricted equity securities	2,061	2,061	N/A	1,865	1,865	N/A	1,599	1,599	N/A

Total securities	$9,380	$9,323		$16,818	$16,664		$19,234	$19,294

(1) Weighted average yields are stated on a federal tax-equivalent basis at a 34% rate.

     During 2006, $7.5 million in securities matured, called or were paid down and no purchases or sales were made. This compares to proceeds from sales, maturities and/or calls of investment securities of $2.5 million in 2005, and $54.0 million (including $38.6 million from the acquired securities portfolio of Mid Valley Bank) in 2004. These sales, maturities and/or calls resulted in realized gains of $2,000, $3,000 and $1,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

     At December 31, 2006, PremierWest's investment portfolio had total net unrealized losses of approximately $57,000. This compares to net unrealized losses of approximately $154,000 at December 31, 2005, and net unrealized gains of $60,000 at December 31, 2004. Unrealized gains and losses reflect changes in market conditions and do not represent the amount of actual profits or losses that may be recognized by the Bank. Actual realized gains and losses occur at the time investment securities are sold or called. During the third quarter of 2004, the Bank reclassified obligations of states and political subdivisions from available-for-sale to held-to-maturity to more accurately reflect its purpose and intent to be reserved for the on-going pledging needs, particularly for collateralizing public funds on deposit that exceed the $100,000 FDIC insurance limit. The unrealized holding gain at the time of transfer was $335,000 and is being amortized as an adjustment to yield from the date of transfer through the maturity date of each security transferred. The amortization of the unrealized holding gain reported in shareholders' equity will offset or mitigate the effect on interest income of the amortization of the discount for the securities transferred. As of December 31, 2006, the unamortized unrealized holding gain on held-to-maturity securities was $101,000.

     Securities may be pledged from time-to-time to secure public deposits, FHLB borrowings, repurchase agreement deposit accounts, or for other purposes as required or permitted by law. At December 31, 2006, securities with a market value of $7.3 million were pledged for such purposes.

     As of December 31, 2006, PremierWest also held 15,881 shares of $100 par value Federal Home Loan Bank of Seattle (FHLB) stock, which is a restricted equity security. FHLB stock represents an equity interest in the FHLB, but it does not have a readily determinable market value. The stock can be sold at its par value only, and only to the FHLB or to another member institution. Member institutions are required to maintain a minimum stock investment in the FHLB based on specific percentages of their outstanding mortgages, total assets or FHLB advances. At December 31, 2006 and 2005, the Bank met its minimum required investment in FHLB.

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

     Bank officers are charged with loan origination in compliance with underwriting standards overseen by the credit administration department and in conformity with established loan policies. On an as needed but not less than annual basis, the Board of Directors determines the lending authority of the Bank's loan officers. Such delegated authority may include authority related to loans, letters of credit, overdrafts, uncollected funds, and such other authority as determined by the Board, the President or Chief Credit Officer within their own delegated authority.

     The Chief Credit Officer has the authority to approve loans up to a lending limit as set by the Board of Directors. All loans above the lending limit of the Chief Credit Officer, and up to a certain higher limit, may be approved jointly by the Chief Credit Officer along with either the President or Chief Executive Officer. Loans, that exceed this limit, are subject to review and approval by the Board's Loan Committee. All loans approved by the Board Loan Committee are reviewed by the full Board at regularly scheduled meetings. PremierWest's unsecured legal lending limit was approximately $17.5 million and our real estate secured lending limit was approximately $29.0 million at December 31, 2006. PremierWest seldom makes loans for an amount approaching its legal lending limits. The following table sets forth the composition of the loan portfolio including loans held-for-sale, in dollar amounts and in percentages as of December 31, 2002, through 2006.

	December 31, 2006		December 31, 2005		December 31, 2004		December 31, 2003		December 31, 2002

(dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage

Commercial	$175,292	19.0%	$131,819	16.3%	$94,560	13.7%	$60,598	13.2%	$46,797	11.7%
Real estate - Construction	259,254	28.1%	237,150	29.3%	149,250	21.6%	54,900	11.9%	47,221	11.9%
Real Estate - Commercial/
Residential	405,499	43.9%	367,069	45.4%	372,812	54.0%	288,051	62.7%	259,097	65.0%
Consumer	53,542	5.8%	49,520	6.1%	43,039	6.2%	34,273	7.5%	34,648	8.7%
Other	29,100	3.2%	23,019	2.9%	30,800	4.5%	21,941	4.7%	10,587	2.7%

Total loans, gross	$922,687	100.0%	$808,577	100.0%	$690,461	100.0%	$459,763	100.0%	$398,350	100.0%

     Net outstanding loans, excluding loans held-for-sale, totaled $908.7 million at December 31, 2006, representing an increase of $113.4 million, or 14.3% compared to $795.2 million as of December 31, 2005. Loan commitments were $185.2 million as of December 31, 2006, representing a decrease of $12.5 million over year-end 2005. For a more detailed discussion of off-balance sheet arrangements, see Note 14 to the financial statements included in this report starting on page F-29.

     PremierWest's gross loan portfolio at December 31, 2006, includes loans secured by real estate 72.0%, commercial loans 19.0%, and consumer and other loans 9.0% . The largest category is concentrated in real estate loans, typical for a community bank and also due to management's focus on the significant growth opportunities existing within mortgage and commercial real estate activities occurring in the Bank's market area. Some commercial loans are secured by real estate, but funds are used for purposes other than financing the purchase of real property, such as inventory financing and equipment purchases, where real property serves as collateral for the loan. Loans of this type are characterized as real estate loans because of the real estate held as collateral.

     The following table presents maturity and re-pricing information for the loan portfolio at December 31, 2006. The table segments the loan portfolio between fixed-rate and adjustable rate loans and their respective repricing intervals based on fixed-rate loan maturity dates and variable-rate loan re-pricing dates for the periods indicated.

		December 31, 2006

	Within One	One to Five	After Five
(dollars in thousands)	Year (1)	Y ears	Y ears	Total

FIXED -RATE LOAN MATURITIE S
Commercial	$12,164	$16,394	$4,306	$32,864
Real estate – Construction	30,412	7,686	-	38,098
Real estate – Commercial/Residential	24,866	4,406	94	29,366
Consumer	12,784	7,407	15,868	36,059
Other	3,201	4,201	502	7,904

Total fixed rate loan maturities	83,427	40,094	20,770	144,291

ADJUSTABLE -RATE LOAN REPRICINGS
Commercial	125,525	11,821	5,082	142,428
Real estate – Construction	195,842	18,792	6,522	221,156
Real estate – Commercial/Residential	291,678	80,844	3,611	376,133
Consumer	16,918	445	120	17,483
Other	17,023	2,477	1,696	21,196

Total adjustable-rate loan repricings	646,986	114,379	17,031	778,396

Total maturities and repricings	$730,413	$154,473	$37,801	$922,687

(1)	Loans due on demand and overdrafts are included in the amount due in one year or less. PremierWest has no loans without a stated schedule for repayment or a stated maturity.

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

     At December 31, 2006 and 2005, loans that were more than 90 days delinquent or for which the accrual of interest had been discontinued included the following:

			December 31,

	2006			2005

		% of		% of
		Related		Related
(dollars in thousands)	Amount	Portfolio	Amount	Portfolio

Commercial	$995	0.57%	$791	0.60%
Real estate – Construction	278	0.11%	-	0.00%
Real estate – Commercial/Residential	23	0.01%	1,405	0.38%
Consumer	51	0.10%	77	0.16%
Other	107	0.37%	-	0.00%

Total	$1,454	0.16%	$2,273	0.28%

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

     When the Bank acquires real estate through foreclosure, voluntary deed, or similar means, it is classified as "other real estate owned" until it is sold. On December 31, 2006 and 2005 there was no other real estate owned. When property is acquired in this manner, it is recorded at the lower of cost (the unpaid principal balance at the date of acquisition) or fair value less estimated selling costs. Any further write-down is charged to expense. All costs incurred from the date of acquisition to maintain the property are expensed as incurred. "Other real estate owned" is appraised during the foreclosure process, before acquisition. Losses are recognized against the allowance for loan losses in the amount by which the cost value of the related loan exceeds the estimated net realizable value of the property acquired. Subsequent write-downs are recorded as noninterest expense.

     At December 31, 2006 and 2005, nonperforming loans (loans more than 90 days delinquent and/or on nonaccrual status) totaled approximately $1.5 million and $2.3 million, respectively. Management is committed to a credit culture that emphasizes quality underwriting standards and that provides for the effective monitoring of loan quality and aggressive resolution to problem loans once they are identified. Nonperforming assets amounted to 0.14% of total assets outstanding at December 31, 2006 and 0.25% at December 31, 2005. Interest income that would have been recognized on nonaccrual loans if such loans had performed in accordance with contractual terms totaled $40,000 for the year ended December 31, 2006, $143,000 for the year ended December 31, 2005, and $177,000 for the year ended December 31, 2004. Actual interest income recognized on such loans during all of the periods was not significant. At December 31, 2006 and 2005, the allowance for loan losses related to impaired loans was $116,000 and $710,000, respectively.

The following table summarizes nonperforming assets by category:

	December 31,

(dollars in thousands)	2006	2005	2004	2003	2002

Loans on nonaccrual status	$1,430	$2,273	$1,890	$385	$3,410
Loans past due greater than 90 days but
not on nonaccrual status	24	2	26	15	59
Other real estate owned	-	-	483	1,511	85

Total nonperforming assets	$1,454	$2,275	$2,399	$1,911	$3,554

Percentage of nonperforming assets
to total assets	0.14%	0.25%	0.30%	0.33%	0.69%

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

     PremierWest's allowance for loan losses totaled $10.9 million at December 31, 2006, and $10.3 million at December 31, 2005, representing 1.18% of total loans at December 31, 2006 and 1.28% of total loans at December 31, 2005. The loan loss allowance represents 748.07% of nonperforming loans at December 31, 2006, and 454.55% of nonperforming loans at December 31, 2005. Although management believes that it uses the best information available in providing for estimated loan losses and believes that the allowance was adequate at December 31, 2006, future adjustments could be necessary and net earnings could be negatively affected if circumstances and/or economic conditions differ substantially from the assumptions used in making the determinations of the adequacy of the allowance for loan losses.

The following is a summary of PremierWest's loan loss experience and selected ratios for the periods presented.

			December 31,

(dollars in thousands)	2006	2005	2004	2003	2002

Gross loans outstanding at end of year	$922,687	$808,577	$690,461	$459,763	$398,350

Average loans outstanding	$855,562	$754,465	$605,747	$414,623	$380,068

Allowance for loan losses, beginning
of year	$10,341	$9,171	$5,466	$4,838	$4,825
Loans charged off:
Commercial	(100)	(13)	(176)	(252)	(672)
Real estate	-	(500)	(563)	(160)	(253)
Consumer	(271)	(147)	(302)	(222)	(216)
Other	(125)	(111)	(2,758)	-	-

Total loans charged off	(496)	(771)	(3,799)	(634)	(1,141)

Recoveries:
Commercial	95	119	75	28	55
Real estate	-	-	3	-	2
Consumer	93	50	87	34	60
Other	44	1,622	454	-	-

Total recoveries	232	1,791	619	62	117

Net (charge offs) or recoveries	(264)	1,020	(3,180)	(572)	(1,024)
Allowance for loan losses transferred from
Mid Valley Bank	-	-	6,085	-	-
Provision charged to income	800	150	800	1,200	1,037

Allowance for loan losses, end of year	$10,877	$10,341	$9,171	$5,466	$4,838

Ratio of net loans charged off to average
loans outstanding	0.03%	n/a	0.52%	0.14%	0.27%

Ratio of allowance for loan losses to
ending total loans	1.18%	1.28%	1.33%	1.19%	1.21%

     The following table shows the allocation of PremierWest's allowance for loan losses by category and the percent of loans in each category to total loans at the dates indicated. PremierWest allocates its allowance for loan losses to each loan classification based on relative risk characteristics. Specific allocations represent estimated losses that are due to current credit circumstances and other available information. Unallocated portions of the allowance, whether positive or negative, are intended to compensate for the subjective nature of the determination of losses inherent in the overall loan portfolio. Because the total loan loss allowance is a valuation reserve applicable to the entire loan portfolio, the portion of the allowance allocated to each loan category does not represent the total potential for future losses that may occur within that loan category.

					December 31,

		2006		2005		2004		2003		2002

		Percentage of		Percentage of		Percentage of		Percentage of		Percentage of
	Reserve	loans in each	Reserve	loans in each	Reserve	loans in each	Reserve	loans in each	Reserve	loans in each
	for loan	category to	for loan	category to	for loan	category to	for loan	category to	for loan	category to
(dollars in thousands)	losses	total loans	losses	total loans	losses	total loans	losses	total loans	losses	total loans

Type of loan:
Commercial	$1,889	19.00%	$2,478	16.30%	$2,833	13.70%	$874	13.20%	$1,148	11.70%
Real estate-
Construction	4,096	28.10%	2,005	29.30%	767	21.60%	475	11.90%	286	11.90%
Real estate-
Commercial/
Residential	3,820	43.90%	4,148	45.40%	3,171	54.00%	3,038	62.70%	2,374	65.00%
Consumer and Other	1,072	9.00%	718	9.00%	435	10.70%	718	12.20%	822	11.40%
Unallocated	-		992		1,965		361		208

Total	$10,877	100.00%	$10,341	100.00%	$9,171	100.00%	$5,466	100.00%	$4,838	100.00%

     As of December 31, 2006, PremierWest's specific allocation of its allowance for loan losses related to loans on nonaccrual status; estimated reserves based on individual credit risk ratings; loans for which management believes the borrower might be unable to comply with loan repayment terms, even though the loans are not in nonaccrual status; and, loans for which supporting collateral might not be adequate to recover loan amounts if foreclosure and subsequent sale of collateral become necessary. The unallocated portion of the allowance for loan losses provides for coverage of credit losses inherent in the loan portfolio that are not provided for from either the formula or specific allocation components of the Bank’s allowance for loan loss model and acknowledges the inherent imprecision of loss prediction models in general. PremierWest’s allowance for loan loss policy allows for the unallocated portion to be within an acceptable range not to exceed 7.50% of the calculated book allowance for loan losses. During 2004 and 2005 the unallocated portion of the allowance exceeded this range; however, it was considered reasonable based on the uncertain effects upon the loan portfolio during the transition period for the Bank’s geographic expansion into California and, more specifically, during the period of transition and assimilation of its acquisition of Mid Valley Bank.

     Even with a diligent assessment by management, there can be no assurance regarding the actual amount of charge-offs that will be incurred in the future.

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

The distribution of deposit accounts by type and rate is set forth in the following tables as of the indicated dates.

				Years Ended December 31,

		2006			2005			2004

	Average	Interest	Average	Average	Interest	Average	Average	Interest	Average
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate

Savings, money market and
interest bearing demand	$342,221	$5,896	1.72%	$339,480	$3,662	1.08%	$299,460	$2,063	0.69%

Time deposits	248,887	10,035	4.03%	198,833	5,817	2.93%	179,305	3,799	2.12%

Total interest-bearing deposits	591,108	$15,931	2.70%	538,313	$9,479	1.76%	478,765	$5,862	1.22%

Noninterest-bearing deposits	198,295			198,777			168,493

Total interest-bearing and
noninterest-bearing deposits	$789,403			$737,090			$647,258

     Total deposits grew $110.9 million during 2006, reaching $879.4 million at December 31, 2006 compared to $768.4 million at December 31, 2005, a 14.4% increase. At December 31, 2005, total deposits were $768.4 million, an increase of $79.4 million or 11.5%, from total deposits of $689.0 million at December 31, 2004. During 2006, noninterest-bearing deposits declined $9.3 million, from $208.8 million at December 31, 2005 to $199.5 million at December 31, 2006, a 4.5% decrease. At December 31, 2006, core deposits, which consist of all demand deposit accounts, savings accounts, and certificates of deposit less than $100,000, accounted for 88.9% of total deposits, down from 90.2% as of December 31, 2005.

     Interest-bearing deposits consist of money market, NOW, savings, and time certificate accounts. Interest-bearing account balances tend to grow or decline as PremierWest adjusts its pricing and product strategies based on market conditions, including competing deposit products. At December 31, 2006, total interest-bearing deposit accounts were $679.9 million, an increase of $120.3 million, or 21.5%, from December 31, 2005.

     Management may from time-to-time rely on brokered deposits with maturities that are typically less than one year as a short-term funding source for loan growth At December 31, 2006, time certificates of deposits of $100,000 and over totaled $103.0 million, or 11.7% of total outstanding deposits, compared to $75 million, or 9.76%, of total outstanding deposits at December 31, 2005, and $60.9 million, or 8.83%, of total outstanding deposits at December 31, 2004. The following table sets forth, by time remaining to maturity, time certificates of deposit accounts outstanding at December 31, 2006:

	Time Deposits of		Time Deposits Less
	$100,000 or More		Than $100,000

(dollars in thousands)	Amount	Percentage	Amount	Percentage

Three months or less	$22,694	22.03%	$37,583	22.19%
Over three months through six months	11,545	11.21%	23,391	13.81%
Over six months through 12 months	27,375	26.58%	47,156	27.85%
Over 12 months	41,379	40.18%	61,206	36.15%

Total	$102,993	100.0%	$169,336	100.00%

Short-term and Long-term Borrowings and Other Contractual Obligations

     The following table sets forth certain information with respect to PremierWest's short-term borrowings from Federal Home Loan Bank (FHLB) Cash Management Advances (CMA) and federal funds purchased:

			Years Ended December 31,

	2006		2005			2004

	FHLB	Federal	FHLB	Federal	FHLB	Federal
	CMA	Funds	CMA	Funds	CMA	Funds
	Advances	Purchased	Advances	Purchased	Advances	Purchased

(dollars in thousands)

Amount outstanding at end of period	$5,000	6,835	$-	16,430	$-	$ -
Weighted average interest rate at
end of period	5.63%	6.21%	n/a	5.07%	n/a	n/a
Maximum amount outstanding at any
month-end during the year	$35,000	33,551	$25,000	16,430	$-	$ -
Average amount outstanding during
the period	$24,973	16,236	$6,901	1,822	$-	$ -
Average weighted interest rate
during the period	5.31%	5.46%	3.36%	4.39%	n/a	n/a

     PremierWest had long-term borrowings outstanding with the Federal Home Loan Bank of Seattle (FHLB) totaling $1.1 million, $1.8 million and $2.4 million as of December 31, 2006, 2005 and 2004, respectively. The Bank makes monthly principal and interest payments on the long-term borrowings which mature between 2007 and 2014 and bear interest at rates ranging from 5.82% to 7.63% . The Bank also participates in the Cash Management Advance Program (CMA) with the FHLB. CMA borrowings outstanding were $5.0 million at December 31, 2006 and there were no borrowings outstanding at December 31, 2005. During fiscal year 2004, PremierWest did not require the use of short-term borrowings as a source of funding. At December 31, 2006, the Bank had total FHLB borrowings of $6.1 million against an available collateral base of approximately $40.0 million. All outstanding borrowings with the FHLB are collateralized by a blanket pledge agreement principally covering loans in the Bank's portfolio that are secured by 1st liens against 1-4 family or multi-family residential properties as well as the Bank's FHLB stock and potentially any funds, investment securities or loans on deposit with the FHLB.

     At December 31, 2006, two wholly-owned special purpose subsidiary trusts established by PremierWest Bancorp had issued $15.5 million of pooled trust preferred securities. Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trusts used the net proceeds from the offering to purchase a like amount of Junior Subordinated Debentures (the "Debentures") of the Company. The Debentures are the sole assets of the trusts. The Company's obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. The Company has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.

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

     The following table is a summary of current trust preferred securities at December 31, 2006.

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

PremierWest is a party to numerous contractual financial obligations including repayment of borrowings, operating lease payments and commitments to extend credit under off-balance sheet arrangements. The scheduled repayment of long-term borrowings and other contractual obligations is as follows (in thousands):

		Payments due by period

Contractual Obligations	Total	< 1 year	1-3 years	3-5 years	> 5 years

Long-term borrowings	$1,141	$633	$480	$14	$14
Operating lease obligations	$6,399	685	1,339	1,114	3,261
Junior subordinated debentures	$15,464	-	-	-	15,464

Total	$23,004	$1,318	$1,819	$1,128	$18,739

Off-Balance Sheet Arrangements

     Significant off-balance sheet commitments at December 31, 2006 include commitments to extend credit of $175.0 million and standby letters of credit of $10.2 million. See Note 14 on page F-29 of the Notes to Consolidated Financial Statements included with this report for a discussion on the nature, business purpose and importance of off-balance sheet arrangements.

LIQUIDITY AND CAPITAL RESOURCES; REGULATORY CAPITAL

     Shareholders' equity was $116.3 million at December 31, 2006, an increase of $13.5 million or 13.1% from December 31, 2005. The increase reflects comprehensive income of $14.6 million, the exercise of stock options and related tax benefit of $532,000 and stock-based compensation expense of $226,000. This was offset by the declaration of preferred and common stock dividends of $275,000 and $1,621,000, respectively, and cash paid for fractional shares resulting from a 5% stock dividend.

     PremierWest has adopted policies to maintain a relatively liquid position to enable it to respond to changes in the financial environment and ensure sufficient funds are available to meet customers' needs for borrowing and deposit withdrawals. Generally, PremierWest's major sources of liquidity are customer deposits, sales and maturities of investment securities, the use of borrowings from the FHLB and correspondent banks, and net cash provided by operating activities. As of December 31, 2006, unused and available lines of credit totaled $14.0 million from FHLB's Cash Management Advance Program and $113.0 million from correspondent banks. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and unscheduled loan prepayments are not as stable because they are influenced by general interest rate levels, competing interest rates available on other investments, market competition, economic conditions, and other factors. Liquid asset balances include cash, amounts due from other banks, federal funds sold, and investment securities available-for-sale. At December 31, 2006, these liquid assets totaled $36.8 million or 3.55% of total assets as compared to $33.8 million or 3.70% of total assets at December 31, 2005. Total liquid assets of $33.8 million as of December 31, 2005, compare to $43.0 million or 5.34% of total assets at December 31, 2004. Our liquidity continues to tighten as loan volumes have grown faster than our ability to build deposits as our preferred source of funding. Further, our securities portfolio has declined from calls and maturities to a point where 100% of our securities portfolio is committed towards pledging requirements for collateralizing public funds deposits that exceed the FDIC insurance limits. It is expected that continued strong loan growth and management’s reluctance to attract higher cost transactional deposits will result in the continued reliance on short-term borrowings to augment core deposits as a source of funding. Management continues to focus on strategies to grow the Bank’s core deposit base, while exploring alternate wholesale funding avenues. The Bank maintains contingency plans to address its liquidity needs including borrowing capacity through the Federal Home Loan Bank and other correspondent banks to support its funding needs that are not covered by our deposit base. Further, management has elected to pursue strategies for building core deposits rather than aggressively attracting higher cost certificates of deposit either through more aggressive pricing or through brokered sources.

     Analysis of liquidity should include a review of the changes that appear in the consolidated statements of cash flows for the year ended December 31, 2006. The statement of cash flows includes operating, investing, and financing categories. Operating activities include net income of $14.6 million and $2.1 million in adjustments for non-cash items and changes in cash due to changes in certain assets and liabilities. Investing activities consist primarily of proceeds from sold or matured securities and purchases of securities, the impact of the net growth in loans, and purchases of premises and equipment. Financing activities present the cash flows associated with the change in deposit accounts, changes in long-term and other borrowings and various shareholder transactions.

     At December 31, 2006, PremierWest had outstanding unfunded lending commitments of $185.2 million. Nearly all of these commitments represented unused portions of credit lines available to businesses. Many of these credit lines are not expected to be fully drawn upon and, accordingly, the aggregate commitments do not necessarily represent future cash requirements. Management believes that PremierWest's sources of liquidity are sufficient to meet likely calls on outstanding commitments, although there can be no assurance in this regard.

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

     The following table reflects PremierWest Bank's various capital ratios at December 31, as compared to regulatory minimums for capital adequacy purposes:

	2006	2005	Minimum to be	Minimum to be
	Actual	Actual	“Adequately Capitalized”	“Well-Capitalized”

Total risk-based capital ratio	11.49%	11.36%	> 8.00%	> 10.00%
Tier 1 risk-based capital ratio	10.42%	10.19%	> 4.00%	> 6.00%
Leverage ratio	10.79%	10.27%	> 4.00%	> 5.00%

The various capital ratios for PremierWest Bancorp at December 31, compared to regulatory minimums for capital adequacy purposes are as follows:

	2006	2005	Minimum to be
	Actual	Actual	“Adequately Capitalized”

Total risk-based capital ratio	11.78%	11.85%	> 8.00%
Tier 1 risk-based capital ratio	10.71%	10.68%	> 4.00%
Leverage ratio	11.08%	10.76%	> 4.00%

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

     In September 2006, the FASB issued SFAS No. 158 (“SFAS 158”), “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS 158 requires employers to recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. Additionally, SFAS 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. The new reporting requirements and related new footnote disclosure rules of SFAS 158 are effective for fiscal years ending after December 15, 2006. The new measurement date requirement applies for fiscal years ending after December 15, 2008. The adoption of this standard did not have a material impact on the consolidated financial statements.

     In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement permits entities to choose to measure financial instruments and certain other financial assets and financial liabilities at fair value. This Statement is effective for fiscal years beginning after November 15, 2007. Management is currently assessing the impact this Statement will have on its consolidated financial statements and results of operations.

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

     The following table illustrates the maturities or repricing of PremierWest's assets and liabilities as of December 31, 2006, based upon the contractual maturity or contractual repricing dates of loans and the contractual maturities of time deposits and borrowings. Prepayment assumptions have not been applied to fixed-rate mortgage loans. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

(dollars in thousands)		BY REPRICING INTERVAL

	0 – 3 Months	4 – 12 Months	1 – 5 Years	Over 5 Years	Total

ASSETS
Interest-earning assets:
Federal funds sold and interest-earning
deposits	$7	$-	$-	$-	$7
Investment Securities	574	1,606	2,318	2,820	7,318
Loans	539,994	190,419	154,473	37,801	922,687

Total	$540,575	$192,025	$156,791	$40,621	$930,012

LIABILITIES
Interest-bearing liabilities:
Interest-bearing checking and savings	$169,621	$68,248	$145,858	$23,832	$407,559
Time deposits	60,327	109,421	102,351	230	272,329
Borrowings	11,995	486	15,942	17	28,440

Total	$241,943	$178,155	$264,151	$24,079	$708,328

Interest rate sensitivity gap	$298,632	$13,870	$(107,360)	$16,542	$221,684

Cumulative	$298,632	$312,502	$205,142	$221,684

Cumulative gap as a % of earning-assets	32.1%	33.6%	22.1%	23.8%

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

     PremierWest's simulation analysis forecasts net interest income and earnings given unchanged interest rates (stable rate scenario). The model then estimates a percentage change from the stable rate scenario under scenarios of rising and falling market interest rates over various time horizons. The simulation model based on December 31, 2006 data, estimates that if a decline of 200 basis points occurs, net interest income could be unfavorably affected up to approximately 8.94%, while a similar increase in market rates would have a favorable impact of approximately 10.56% . Because of uncertainties about customer behavior, refinance activity, absolute and relative loan and deposit pricing levels, competitor pricing and market behavior, product volumes and mix, and other unexpected changes in economic events affecting movements and volatility in market rates, there can be no assurance that simulation results are reliable indicators of earnings under such conditions.

	Net (Decrease) in	Net
	Net Interest Income	Interest	Return on
	(in thousands)	Margin	Equity

As of December 31, 2006,
the prime rate was 8.25%	$-	6.25%	13.26%

Prime rate increase of:
200 basis points to 10.25%	$5,718	6.91%	18.44%
100 basis points to 9.25%	$2,937	6.59%	15.92%

Prime rate decrease of:
200 basis points to 6.25%	$(4,842)	5.69%	8.88%
100 basis points to 7.25%	$(2,738)	5.94%	10.78%

(1) Tax adjusted at a 38% rate.

     It is PremierWest's policy to manage interest rate risk to maximize long-term profitability under the range of likely interest-rate scenarios.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements called for by this item are included in this report beginning on page F-3.

     The following tables set forth the Company's unaudited consolidated financial data regarding operations for each quarter of 2006 and 2005. This information, in the opinion of management, includes all adjustments necessary, consisting only of normal and recurring adjustments, to state fairly the information set forth therein. Certain amounts previously reported have been reclassified to conform to the current presentation. These reclassifications had no net impact on the results of operations.

	2006

		Second		Fourth
(dollars in thousands, except per share data)	First Quarter	Quarter	Third Quarter	Quarter

INCOME STATEMENT DATA
Total interest income	$16,700	$18,086	$18,861	$19,605
Total interest expense	3,724	4,441	5,212	5,727

Net interest income	12,976	13,645	13,649	13,878
Provision for loan losses	300	200	150	150

Net interest income after
provision for loan losses	12,676	13,445	13,499	13,728
Noninterest income	1,834	1,966	2,030	1,871
Noninterest expense	9,334	9,422	9,449	9,210

Income before income taxes	5,176	5,989	6,080	6,389
Provision for income taxes	1,890	2,184	2,383	2,529

Net income	$3,286	$3,805	$3,697	$3,860

Basic earnings per common share	$0.21	$0.23	$0.22	$0.23

Diluted earnings per common share	$0.19	$0.21	$0.21	$0.22

	2005

		Second		Fourth
(dollars in thousands, except per share data)	First Quarter	Quarter	Third Quarter	Quarter

INCOME STATEMENT DATA
Total interest income	$12,496	$13,845	$15,230	$15,956
Total interest expense	2,195	2,624	2,913	3,053

Net interest income	10,301	11,221	12,317	12,903
Provision for loan losses	150	-	-	-

Net interest income after
provision for loan losses	10,151	11,221	12,317	12,903
Noninterest income	1,759	1,869	1,855	1,868
Noninterest expense	7,870	8,148	8,572	9,028

Income before income taxes	4,040	4,941	5,600	5,743
Provision for income taxes	1,393	1,704	2,097	1,942

Net income	$2,647	$3,237	$3,503	$3,801

Basic earnings per common share	$0.16	$0.20	$0.21	$0.23

Diluted earnings per common share	$0.15	$0.18	$0.20	$0.22

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A.  CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

     Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Exchange Act Rules 13a -15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal controls over financial reporting were effective as of December 31, 2006.

     Management's assessment of the effectiveness of our internal controls over financial reporting as of December 31, 2006 has been audited by Moss Adams, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

INTERNAL CONTROL OVER FINANCIAL REPORTING

     There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

DISCLOSURE CONTROLS AND PROCEDURES

     Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

     The information provided in response to this Item is incorporated by reference to the Definitive Proxy Statement on Schedule 14A for the Company's 2007 Annual Meeting of Shareholders, which the Company expects first to be sent or given to security holders on or about April 10, 2007.

ITEM 11. EXECUTIVE COMPENSATION

     The information provided in response to this Item is incorporated by reference to the Definitive Proxy Statement on Schedule 14A for the Company's 2007 Annual Meeting of Shareholders, which the Company expects first to be sent or given to security holders on or about April 10, 2007.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

     The information provided in response to the Security Ownership of Certain Beneficial Owners and Management required by this Item is incorporated by reference to the Definitive Proxy Statement on Schedule 14A for the Company's 2007 Annual Meeting of Shareholders, which the Company expects first to be sent or given to security holders on or about April 10, 2007.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

     The information provided in response to this Item is incorporated by reference to the Definitive Proxy Statement on Schedule 14A for the Company's 2007 Annual Meeting of Shareholders, which the Company expects first to be sent or given to security holders on or about April 10, 2007.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information provided in response to this item is incorporated by reference to the Definitive Proxy Statement on Schedule 14A for the Company's 2007 Annual Meeting of Shareholders, which the Company expects first to be sent or given to security holders on or about April 10, 2007.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)	Financial Statements:
The consolidated financial statements for the fiscal years ended December 31, 2006, 2005, and 2004 are included in this report beginning on page F-1.

(2)	Financial Statement Schedules:

All schedules have been omitted because the information is not required, not applicable, not present in amounts sufficient to require submission of the schedule, or is included in the financial statements or notes thereto.

(3)	The following exhibits are filed with, and incorporated into by reference, this report, and this list constitutes the exhibit index:

Exhibits

3.1	Articles of Incorporation of PremierWest Bancorp [1]
3.2	Amended and Restated Bylaws of PremierWest Bancorp [2]
4.1	Specimen Stock Certificate [3]
4.2	Series A Preferred Stock Certificate Designation of the Registrant [1]
10.1	Amendment, dated December 27, 2004, to Employment Agreement, dated July 29, 2004, between John L. Anhorn and PremierWest Bancorp 4 6 A +
10.2	Amendment, dated December 27, 2004, to Employment Agreement, dated July 29, 2004, between Tom Anderson and PremierWest Bancorp 4 6 B +
10.3	Amendment, dated December 27, 2004, to Supplemental Executive Retirement Plan Agreement, dated July 29, 2004, between John L. Anhorn and PremierWest Bank 4 6 C +
10.4	Amendment, dated December 27, 2004, to Supplemental Executive Retirement Plan Agreement, dated July 29, 2004, between Tom Anderson and PremierWest Bank 4 6 D +
10.5	Amendment, dated July 29, 2004, to Executive Survivor Income Agreement dated, November 12, 2002, between John A. Anhorn and PremierWest Bank 4 E +
10.6	Amendment, dated July 29, 2004, to Executive Survivor Income Agreement dated, November 12, 2002, between Tom Anderson and PremierWest Bank 4 F +
10.7	2005 Executive Deferred Compensation Agreement between John A. Anhorn and PremierWest Bank dated December 27, 2004 6 G +
10.8	Continuing Benefits Agreement between Thomas Becker and PremierWest Bank dated December 27, 20046 H +
10.9	2005 Director Deferred Compensation Agreement between Thomas Becker and PremierWest Bank dated December 27, 2004 6 H +
10.10	1992 Combined Incentive and Non-Qualified Stock Option Plan of Bank of Southern Oregon [3]
10.11	United Bancorp Stock Option Plan, as amended [5]
10.12	PremierWest Bancorp Stock Option Plan [4]
10.12.1	Non Qualified Stock Option Agreement [8]
10.12.2	Incentive Stock Option Agreement [8]
10.13	2006 Bonus Program[7]
10.14	Summary of 2006 Director Compensation [8]
10.15	Employment Agreement dated February 1, 2006 between James M. Ford and PremierWest Bank 9 +
21.1	Subsidiaries of PremierWest Bancorp [1]
23.1	Consent of Moss Adams LLP relating to the audited financial statements of the registrant for the period ending December 31, 2006, 2005 and 2004
31.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(a) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(a) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

1	Incorporated by reference to Registrant's statement on Form S-4 (File NO. 333-110842).
2	Incorporated by reference to Registrant's quarterly report on Form 10-Q for the period ended September 30, 2003.
3	Incorporated by reference to Registrant's statement on Form S-4 (File No. 333-96209).
4	Incorporated by reference to the Registrant's quarterly report on form 10-Q for the period ended September 30, 2004.
5	Incorporated by reference to the registration statement on Form S-8 (File No. 333-40886).
6	Incorporated by reference to the Registrant's report on Form 8-K filed December 23, 2005.
7	Incorporated by reference to the Registrant's report on Form 8-K filed January 3, 2006.
8	Incorporated by reference to the Registrant's annual report on form 10-K for the year ended December 31, 2005.
9	Incorporated by reference to the Registrant's report on Form 8-K filed March 22, 2006.

A	A substantially identical agreement exists between PremierWest Bancorp and Richard Hieb, except that Mr. Hieb's agreement provides for a base salary of $150,000.
B	A substantially identical agreement exists between PremierWest Bancorp and James Earley, except that Mr. Earley's agreement provides for a base salary of $110,000.
C	A substantially identical agreement exists between PremierWest Bancorp and Richard Hieb, except that Mr. Hieb's agreement provides for retirement pay of 42% of base salary.
D	A substantially identical agreement exists between PremierWest Bancorp and James Earley, except that Mr. Earley's agreement provides for retirement pay of 40% of base salary.
E	A substantially identical agreement exists between PremierWest Bancorp and Richard Hieb, except that Mr. Hieb's agreement provides for a pre-retirement death benefit of $150,000.
F	A substantially identical agreement exists between PremierWest Bancorp and James Earley, except that Mr. Earley's agreement provides for a pre- and post-retirement death benefits of $150,000 and $150,000 respectively.
G	Substantially identical agreements dated December 27, 2004 were entered into by and between PremierWest Bank and the following executives: Richard Hieb, Tom Anderson and Jim Earley.
H	Substantially identical agreements dated December 27, 2004 were entered into by and between PremierWest Bank and the following directors: John B. Dickerson, John A. Duke, Dennis N. Hoffbuhr, Patrick G. Huycke, Brian Pargeter, James L. Patterson, and Rickar D. Watkins.

+ Management contract or compensatory plan or arrangement.

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

PREMIERWEST BANCORP (Registrant)

By:	/s/ John L. Anhorn	Date: March 8, 2007

John L. Anhorn, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ John Duke	Date: March 8, 2007

John Duke, Director

By:	/s/ Dennis Hoffbuhr	Date: March 8, 2007

Dennis Hoffbuhr, Director

By:	/s/ Rickar Watkins	Date: March 8, 2007

Rickar Watkins, Director

By:	/s/ James Patterson	Date: March 8, 2007

James Patterson, Director

By:	/s/ John L. Anhorn	Date: March 8, 2007

John L. Anhorn, Director and
Chief Executive Officer

By:	/s/ Richard R. Hieb	Date: March 8, 2007

Richard R. Hieb, Director and Chief Operating Officer

By:	/s/ Tom Anderson	Date: March 8, 2007

Tom Anderson, Chief Financial Officer, and
Principal Accounting Officer

Signatures - (continued)

By:	/s/ James M. Ford	Date: March 8, 2007

James M. Ford, Director and President

By:	/s/ Tom Becker	Date: March 8, 2007

Tom Becker, Director

By:	/s/ Brian Pargeter	Date: March 8, 2007

Brian Pargeter, Director

By:	/s/ Patrick Huycke	Date: March 8, 2007

Patrick Huycke, Director

By:		Date: March 8, 2007

John Dickerson, Director

PREMIERWEST BANCORP AND SUBSIDIARY

INDEPENDENT AUDITOR’S REPORT AND

CONSOLIDATED FINANCIAL STATEMENTS

__________

DECEMBER 31, 2006, 2005, AND 2004

CONTENTS

PAGE
REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM	F-1 - F-2

CONSOLIDATED FINANCIAL STATEMENTS
Balance sheets	F-3
Statements of income	F-4
Statements of changes in shareholders’ equity and comprehensive income	F-5
Statements of cash flows	F-6 - F-7
Notes to financial statements	F-8 - F-42

Note: These consolidated financial statements have not been reviewed, or confirmed for accuracy or relevance by the Federal Deposit Insurance Corporation.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
PremierWest Bancorp and Subsidiary

We have audited the accompanying consolidated statement of financial condition of PremierWest Bancorp and subsidiary (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders' equity, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2006. We also have audited management's assessment included in the accompanying Management Report on Internal Control over Financial Reporting that the Company maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management's assessment, and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and well as evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Report of Independent Registered Public Accounting Firm
Page Two

The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and Directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PremierWest Bancorp and subsidiary as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the three-year period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management's assessment that PremierWest Bancorp maintained effective internal control over financial reporting as of December 31, 2006 is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Furthermore, in our opinion, PremierWest Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

PREMIERWEST BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

A S S E T S
December 31 ,

	2 0 0 6	2 0 0 5

(in thousands, except share amounts)
Cash and cash equivalents:
Cash and due from banks	$3 6 ,4 9 7	$2 8 ,0 5 9
Federal funds sold	-	4 5 3

Total cash and cash equivalents	3 6 ,4 9 7	2 8 ,5 1 2

Interest-bearing deposits with Federal Home Loa n Bank	7	9
Investments:
Investment securities available-for-sale, at fair market value	2 6 3	5 ,2 9 2
Investment securities held-to-maturity, at amortized cost
(fair value of $6,999 in 2006 and $ 9,507 in 2005)	7 ,0 5 5	9 ,5 7 7
Restricted equity securities	2 ,0 6 1	1 ,8 6 5

Total investments	9 ,3 7 9	1 6 ,7 3 4

Mortgage loans held-for-sale	9 9 3	7 6 7
Loans, net of allowance for loan losses and
deferred loan fees	9 0 8 ,6 5 2	7 9 5 ,2 3 0

Total loans	9 0 9 ,6 4 5	7 9 5 ,9 9 7
Premises and equipment, net of accumulated
depreciation and amortization	3 4 ,1 0 2	3 0 ,5 8 9
Core deposit in tangibles, net of amortization	2 ,0 1 0	2 ,5 0 4
Goodwill	2 0 ,4 1 4	2 0 ,4 1 4
Accrued interest and other assets	2 2 ,4 5 7	1 8 ,9 0 2

TOTAL ASSETS	$1 ,0 3 4 ,5 1 1	$9 1 3 ,6 6 1

L I A B I L IT I E S A N D S H A R E H O L D E R S ’ E Q U IT Y

LIABILITIES
Deposits:
Demand	$1 9 9 ,4 6 2	$2 0 8 ,8 4 0
Interest-bearing demand and savings	4 0 7 ,5 5 9	3 4 5 ,7 9 4
Time	2 7 2 ,3 2 9	2 1 3 ,7 8 5

Total deposits	8 7 9 ,3 5 0	7 6 8 ,4 1 9
Federal funds purchased	6 ,8 3 5	1 6 ,4 3 0
Federal Home Loan Bank borrowings	6 ,1 4 1	1 ,7 8 0
Junior subordinated debentures	1 5 ,4 6 4	1 5 ,4 6 4
Accrued interest and other liabilities	1 0 ,4 6 2	8 ,7 8 4

Total liabilities	9 1 8 ,2 5 2	8 1 0 ,8 7 7

COMMITMENTS AND CONTINGENCIES (Notes 14 and 20 )

SHAREHOLDERS’ EQUITY
Series A Preferred Stock, no par value, 1,000,000 shares
authorized; 11,000 shares issued and outstanding	9 ,5 9 0	9 ,5 9 0
Common stock, no par value, 50,000,000 shares
authorized; 16,216,481 shares issued
and outstanding (15,373,431 in 2005)	8 5 ,9 0 6	7 3 ,2 3 4
Retained earnings	2 0 ,6 6 3	1 9 ,8 3 6
Accumulated other comprehensive income	1 0 0	1 2 4

Total shareholders’ equity	1 1 6 ,2 5 9	1 0 2 ,7 8 4

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1 ,0 3 4 ,5 1 1	$9 1 3 ,6 6 1

See accompanying notes F-3

PREMIERWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,

	2006	2005	2004

	(in thousands, except earnings per share amounts)

INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$72,695	$56,709	$41,413
Interest on investments:
Taxable	88	183	386
Nontaxable	323	421	522
Interest on federal funds sold	136	208	450
Other interest and dividends	10	6	64

Total interest and dividend income	73,252	57,527	42,835

INTEREST EXPENSE
Deposits:
Interest-bearing demand and savings	5,896	3,662	2,063
Time	10,035	5,817	3,799
Other borrowing	3,173	1,306	494

Total interest expense	19,104	10,785	6,356

NET INTEREST INCOME	54,148	46,742	36,479
LOAN LOSS PROVISION	800	150	800

Net interest income after loan loss provision	53,348	46,592	35,679

NONINTEREST INCOME
Service charges on deposit accounts	3,316	2,734	2,578
Mortgage banking fees	1,036	1,426	1,318
Investment brokerage and annuity fees	1,162	1,268	936
Other commissions and fees	1,572	1,389	1,100
Other noninterest income	613	531	669
Net gains on sales of securities	2	3	1

Total noninterest income	7,701	7,351	6,602

NONINTEREST EXPENSE
Salaries and employee benefits	23,038	19,529	16,091
Net occupancy and equipment	6,138	5,571	4,953
Communications	1,678	1,527	1,487
Professional fees	979	1,076	987
Advertising	1,029	999	885
Other	4,553	4,916	4,284

Total noninterest expense	37,415	33,618	28,687

INCOME BEFORE PROVISION FOR INCOME TAXES	23,634	20,325	13,594
PROVISION FOR INCOME TAXES	8,986	7,136	4,486

NET INCOME	$14,648	$13,189	$9,108

BASIC EARNINGS PER COMMON SHARE	$0.89	$0.80	$0.55

DILUTED EARNINGS PER COMMON SHARE	$0.83	$0.75	$0.53

See accompanying notes. F-4

PREMIERWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share amounts)

	Preferred Stock		Common Stock
					Accumulated Other		Total
					Retained	Comprehensive	Shareholders’	Comprehensive
	Shares	Amount	Shares	Amount	Earnings	Income (Loss)	Equity	Income

BALANCE, December 31, 2003	11,000	$9,590	12,162,026	$38,260	$16,463	$438	$64,751
Comprehensive income:
Net income	-	-	-	-	9,108	-	9,108	$9,108
Other comprehensive income –
unrealized losses on investment
securities held-to-maturity of
$29 (net taxes of $15)	-	-	-	-	-	(29)	(29)	(29)
Unrealized losses on investment
securities available-for-sale of
$125 (net taxes of $64)	-	-	-	-	-	(125)	(125)	(125)

Comprehensive income								$8,954

Common Stock issued to shareholders
of Mid Valley Bank	-	-	1,697,473	16,805	-	-	16,805
Preferred stock dividend declared	-	-	-	-	(275)	-	(275)
5% stock dividend	-	-	692,698	7,066	(7,066)	-	-
Cash paid for fractional shares	-	-	-	-	(6)	-	(6)
Stock options exercised	-	-	60,135	188	-	-	188
Income tax benefit of stock options
exercised	-	-	-	163	-	-	163

BALANCE, December 31, 2004	11,000	9,590	14,612,332	62,482	18,224	284	90,580
Comprehensive income:
Net income	-	-	-	-	13,189	-	13,189	$13,189
Other comprehensive income –
Amortization of unrealized gains
for investment securities
transferred to held-to-maturity
of $126 (net of taxes of $65)	-	-	-	-	-	(126)	(126)	(126)
Unrealized losses on investment
securities available-for-sale of
$34 (net taxes of $17)	-	-	-	-	-	(34)	(34)	(34)

Comprehensive income								$13,029

Preferred stock dividend declared	-	-	-	-	(275)	-	(275)
Common stock cash dividend declared					(769)		(769)
5% stock dividend	-	-	730,756	10,523	(10,523)	-	-
Cash paid for fractional shares	-	-	-	-	(10)	-	(10)
Stock options exercised	-	-	30,343	188	-	-	188
Income tax benefit of stock options
exercised	-	-	-	41	-	-	41

BALANCE, December 31, 2005	11,000	$9,590	15,373,431	$73,234	$19,836	$124	$102,784
Comprehensive income:
Net income	-	-	-	-	14,648	-	14,648	$14,648
Other comprehensive income –
Amortization of unrealized gains
for investment securities
transferred to held-to-maturity
of $79 (net of taxes of $49)	-	-	-	-	-	(79)	(79)	(79)
Unrealized gains on investment
securities available-for-sale of
$55 (net taxes of $33)	-	-	-	-	-	55	55	55

Comprehensive income								$14,624

Preferred stock dividend declared	-	-	-	-	(275)	-	(275)
Common stock cash dividend declared	-	-	-	-	(1,621)	-	(1,621)
Stock-based compensation expense	-	-	-	226	-	-	226
5% stock dividend	-	-	769,145	11,914	(11,914)	-	-
Cash paid for fractional shares	-	-	-	-	(11)	-	(11)
Stock options exercised	-	-	73,905	363	-	-	363
Income tax benefit of stock options
exercised	-	-	-	169	-	-	169

BALANCE, December 31, 2006	11,000	$9,590	16,216,481	$85,906	$20,663	$100	$116,259

See accompanying notes. F-5

PREMIERWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

		Years Ended December 31,

	2006	2005	2004

		(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$14,648	$13,189	$9,108
Adjustments to reconcile net income to net cash
from operating activities:
Depreciation and amortization	3,188	3,133	2,871
Loan loss provision	800	150	800
Deferred income taxes	(1,772)	(1,770)	1,783
Net gains on sales of investment securities	(2)	(3)	(1)
Amortization of premium on investment
securities, net	48	57	141
Funding of loans held-for-sale	(18,788)	(18,404)	(16,660)
Sale of loans held-for-sale	18,728	18,395	17,164
Gain on sale of loans held for sale	(166)	(225)	(197)
Restricted equity security stock dividends	-	(6)	(52)
Excess tax benefit from stock options exercised	(146)	-	-
Stock based compensation expense	226	-	-
Gain on sales of premises and equipment	(18)	(25)	(38)
Loss (gain) on sale of other real estate owned	(145)	28	352
Changes in accrued interest receivable/payable
and other assets/liabilities	140	1,790	(1,009)

Net cash from operating activities	16,741	16,309	14,262

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and calls of investment
securities available-for-sale	5,062	1,114	13,917
Proceeds from sales of investment securities available-
for-sale	-	-	38,566
Proceeds from maturities and calls of investment
securities held-to-maturity	2,447	1,235	1,485
Proceeds from sales of investment securities held-to-
maturity	-	153	-
Decrease (increase) in interest-bearing deposits with
Federal Home Loan Bank	2	12	(16)
Purchase of equity securities	(197)	(260)	(5)
Proceeds from sale of equity securities	-	-	872
Loan originations, net	(114,222)	(116,786)	(125,804)
Purchases of premises and equipment, net	(6,189)	(5,282)	(4,402)
Proceeds from the sale of other real estate owned	-	455	675
Cash and cash equivalents received in acquisition of
Mid Valley Bank, net of cash paid of $9,813 and
acquisition costs of $627	-	-	6,817

Net cash from investing activities	(113,097)	(119,359)	(67,895)

See accompanying notes. F-6

PREMIERWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

		Years Ended December 31,

	2006	2005	2004

		(in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	$110,931	$79,434	$48,387
Net increase (decrease) in borrowings from
the Federal Home Loan Bank	4,361	(639)	(20,639)
Net increase (decrease) in Federal Funds purchased	(9,595)	16,430	-
Net decrease in securities sold under agreements
to repurchase	-	-	(3,401)
Proceeds from issuance of junior subordinated
debentures	-	-	15,464
Excess tax benefit from stock options exercised	146	-	-
Dividends paid on common stock	(1,579)	-	-
Dividends paid on preferred stock	(275)	(275)	(275)
Stock options exercised	363	188	188
Cash paid for fractional shares relating to stock dividend	(11)	(10)	(6)

Net cash from financing activities	104,341	95,128	39,718

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,985	(7,922)	(13,915)

CASH AND CASH EQUIVALENTS,
beginning of year	28,512	36,434	50,349

CASH AND CASH EQUIVALENTS,
end of year	$36,497	$28,512	$36,434

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
Cash paid for interest	$18,693	$9,744	$6,475

Cash paid for taxes	$10,517	$7,980	$2,220

SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING ACTIVITIES
Transfers of loans to other real estate owned	$ -	$ -	$127

Transfer of securities from available-for-sale to
held-to-maturity classification	$ -	$ -	$12,953

Income tax benefit of stock options exercised	$169	$41	$163

Increase in goodwill resulting from Mid Valley
Bank purchase price adjustment	$ -	$848	$-

Cash dividends declared	$811	$769	$-

See accompanying notes. F-7

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – The accompanying consolidated financial statements include the accounts of PremierWest Bancorp (the Company or PremierWest) and its wholly-owned subsidiary, PremierWest Bank (the Bank).

The Bank offers a full range of financial products and services through a network of 39 full service branch offices, 36 of which are located along the Interstate 5 freeway corridor between Roseburg, Oregon, and Woodland, California. Of the 39 full service branch offices, 23 are located in Oregon (Jackson, Josephine, Deschutes, Douglas, and Klamath Counties) and 16 are located in California (Siskiyou, Shasta, Butte, Tehama, Placer and Yolo Counties). The Bank’s activities include the usual lending and deposit functions of a community oriented commercial bank: commercial, real estate, installment, and mortgage loans; checking, time deposit, and savings accounts; mortgage loan brokerage services; and automated teller machines (ATMs) and safe deposit facilities. The Bank has three subsidiaries: Premier Finance Company, PremierWest Investment Services, Inc., and Blue Star Properties, Inc. Premier Finance Company, has offices in Medford, Grants Pass, Roseburg, Klamath Falls and Portland, Oregon and Redding and Yreka, California and is engaged in the business of consumer lending. PremierWest Investment Services, Inc. operates throughout the Bank’s market area providing brokerage services for investment products including stocks, bonds, mutual funds and annuities. Blue Star Properties, Inc. serves solely to hold real estate properties for the Company but is currently inactive.

In December 2004, the Company established PremierWest Statutory Trust I and II (the Trusts), as wholly-owned Delaware statutory business trusts, for the purpose of issuing guaranteed individual beneficial interests in junior subordinated debentures (Trust Preferred Securities). The Trusts issued $15.5 million in Trust Preferred Securities for the purpose of providing additional funding for operations and enhancing the Company’s consolidated regulatory capital. In accordance with the Financial Accounting Standards Board’s (FASB) Interpretation No. 46, “Consolidation of Variable Interest Entities,” the Company has not included the Trusts in its consolidated financial statements but has recognized, as junior subordinated debt, the outstanding balance of the Trust Preferred Securities as of December 31, 2006 and 2005.

The Company declared 5% stock dividends in June 2006, June 2005, and June 2004. All per share amounts and calculations in the accompanying consolidated financial statements have been restated to reflect the effects of these stock dividends.

Method of accounting and use of estimates – The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. The Company utilizes the accrual method of accounting which recognizes income when earned and expenses when incurred. In preparation of the consolidated financial statements, all significant intercompany accounts and transactions have been eliminated.

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

The preparation of consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of income and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates made by management involve the calculation of the allowance for loan loss, the fair value of available-for-sale investment securities, the value of other real estate owned, and the calculations involved in determining potential goodwill impairment.

Cash and cash equivalents – For purposes of reporting cash flows, cash and cash equivalents include cash on hand, money market funds, amounts due from banks, and federal funds sold. Generally, federal funds are sold for one-day periods.

The Bank maintains balances in correspondent bank accounts which at times may exceed federally insured limits. Management believes that its risk of loss associated with such balances is minimal due to the financial strength of correspondent banks. The Bank has not experienced any losses in such accounts.

Investment securities – The Bank is required to specifically identify its investment securities as “available-for-sale,” “held-to-maturity,” or “trading accounts.”

Securities are classified as available-for-sale if the Bank intends to hold those debt securities for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available-for-sale would be based on various factors such as (1) changes in market interest rates and related changes in the prepayment risk, (2) needs for liquidity, (3) changes in the availability of and the yield on alternative instruments, and (4) changes in funding sources and terms. Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as other comprehensive income and carried as accumulated comprehensive income or loss within shareholders’ equity until realized. Fair values for these investment securities are based on quoted market prices. Premiums and discounts are recognized in interest income using the effective interest method. Realized gains and losses are determined using the specific-identification method and included in earnings.

Securities are classified as held-to-maturity if the Bank has both the intent and ability to hold those debt securities to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions. These securities are carried at cost adjusted for amortization of premium or accretion of discount computed using the effective interest method.

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

PremierWest Bancorp’s investment policy does not permit management to purchase securities for the purpose of trading. Accordingly, no securities were classified as trading securities during the periods reported.

Upon transfers of securities from the available-for sale classification to the held-to-maturity classification, the Bank ceases to recognize unrealized gains and losses, net of deferred taxes, in other comprehensive income, and records the unrealized gain or loss at the time of transfer, net of related deferred taxes, as a premium or discount on the related security. The unrealized gain or loss at the time of transfer is then amortized or accreted as an adjustment to yield from the date of transfer through the maturity date of each security transferred. The amortization or accretion of the unrealized gain or loss reported in shareholders’ equity will offset or mitigate the effect on interest income, of the amortization or accretion of the discount or premium resulting from the transfer of available-for-sale securities to the held-to-maturity classification.

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

Restricted equity securities – The Bank’s investment in FHLB stock is recorded as a restricted equity security and carried at par value, which approximates fair value. As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets, or FHLB advances. At December 31, 2006 and 2005, the Bank met its minimum required investment. The Bank may request redemption at par value of any FHLB stock in excess of the minimum required investment. Stock redemptions are at the discretion of the FHLB.

The Bank has a minority interest (less than 10%) in two limited partnerships that own and operate affordable housing projects. Investments in these projects serve as an element of the Bank’s compliance with the Community Reinvestment Act, and the Bank receives tax benefits in the form of deductions for operating losses and tax credits. The tax credits may be used to reduce taxes currently payable or may be carried back one year or forward 20 years to recapture or reduce taxes. The Bank uses the equity method in accounting for its interest in the partnerships’ operating results. The credits are recorded in the years they become available to reduce income taxes.

The Bank also owns stock in Pacific Coast Banker’s Bank (PCBB). The investment in PCBB is carried at cost. Pacific Coast Banker’s Bank operates under a special purpose charter to provide wholesale correspondent banking services to depository institutions. By statute, 100% of PCBB’s outstanding stock is held by depository institutions that utilize its correspondent banking services.

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

Mortgage loans held-for-sale – Mortgage loans held-for-sale are reported at the lower of cost or market value. Gains or losses on the sale of loans that are held-for-sale are recognized at the time of sale and determined by the difference between net sale proceeds and the net book value of the loans less the estimated fair value of any retained mortgage servicing rights. The Bank currently does not retain mortgage servicing rights.

Loans – Loans are stated at the amount of unpaid principal, reduced by the allowance for loan losses and deferred loan fees. The allowance for loan losses represents management’s recognition of the assumed risks of extending credit and the quality of the existing loan portfolio. The allowance is established to absorb known and inherent losses in the loan portfolio as of the balance sheet date. The allowance is maintained at a level considered adequate to provide for estimated loan losses based on management’s assessment of various factors affecting the portfolio. Such factors include historical loss experience; review of problem loans; underlying collateral values and guarantees; current economic conditions; legal representation regarding the outcome of pending legal action for collection of loans and related loan guarantees; and an overall evaluation of the quality, risk characteristics, and concentration of loans in the portfolio. The allowance is based on estimates and ultimate losses may vary from the current estimates. These estimates are reviewed periodically and as adjustments become necessary, they are reported in operations in the periods in which they become known. The allowance is increased by provisions charged to operations and reduced by loans charged off, net of recoveries.

Various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgment of the information available to them at the time of their examinations.

The Bank considers loans to be impaired when management believes that it is probable that all amounts due will not be collected according to the contractual terms. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the loan’s underlying collateral or related guarantee. Since a significant portion of the Bank’s loans are collateralized by real estate, the Bank primarily measures impairment based on the estimated fair value of the underlying collateral or related guarantee. In certain other cases, impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate. Amounts deemed impaired are either specifically allocated for in the allowance for loan losses or reflected as a partial charge-off of the loan balance. Smaller balance homogeneous loans (typically, installment loans) are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual installment loans for impairment

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

disclosures. Generally, the Bank evaluates a loan for impairment when it is placed on nonaccrual status. All of the Bank’s impaired loans at December 31, 2006 and 2005, were on nonaccrual status. After considering the borrower’s financial condition, the loan’s collateral position, collection efforts and other pertinent factors, impaired loans and other loans are charged to the allowance when the Bank believes that collection of future payments of principal is not probable.

Interest income on all loans is accrued as earned by the simple interest method. The accrual of interest on impaired loans is discontinued when, in management’s opinion, the borrower may be unable to make payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income on nonaccrual loans is subsequently recognized only to the extent cash payments are received. Nonaccrual loans are returned to accrual status when the loans are paid current as to principal and interest and future payments are expected to be made in accordance with the contractual terms of the loan.

Loan origination and commitment fees, net of certain direct loan origination costs, are capitalized as an offset to the outstanding loan balance and recognized as an adjustment of the yield of the related loan.

Premises and equipment – Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization of premises and equipment is computed by the straight-line method over the shorter of the estimated useful lives of the assets or terms of underlying leases. Estimated useful lives range from 3 to 15 years for furniture, equipment, and leasehold improvements, and up to 40 years for building premises.

Core deposit intangibles – Core deposit intangibles are amortized by the straight-line method over seven years.

Goodwill – Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations and was amortized by the straight-line method, generally over a 20-year period, until December 31, 2001. Effective January 1, 2002, the Bank ceased amortization of goodwill upon application of the nonamortization provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” Under this statement, impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. Required annual analysis of this and other recorded goodwill components indicate that no impairment of asset values existed for the years ended December 31, 2006, 2005 and 2004.

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

Other real estate – Other real estate, acquired through foreclosure or deeds in lieu of foreclosure, is carried at the lower of cost, less estimated costs of disposal, or estimated net realizable value. When property is acquired, any excess of the loan balance over the estimated net realizable value is charged to the allowance for loan losses. Holding costs, subsequent write-downs to net realizable value, if any, or any disposition gains or losses are included in noninterest income and expense. The Bank held no other real estate at December 31, 2006 and 2005. The bank held approximately $483,000 at December 31, 2004. During 2006 the Bank received proceeds totaling $145,000 relating to other real estate that had been written down to zero book value in previous years.

Advertising – Advertising and promotional costs are generally charged to expense during the period in which they are incurred. Advertising and promotional expenses were approximately $1,029,000, $999,000, and $885,000, for the years ended December 31, 2006, 2005, and 2004, respectively.

Income taxes – Income taxes are accounted for using the asset and liability method. Deferred income tax assets and liabilities are determined based on the tax effects of the differences between the book and tax bases of the various balance sheet assets and liabilities. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Valuation allowances are established to reduce the net carrying amount of deferred tax assets if it is determined to be more likely than not that all or some of the deferred tax asset will not be realized.

Earnings per common share – Basic earnings per common share is computed by dividing net income available to common shareholders (net income less dividends declared on preferred stock) by the weighted average number of common shares outstanding during the period, after giving retroactive effect to stock dividends and splits. Diluted earnings per common share is computed similar to basic earnings per common share except that the numerator is equal to net income and the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. Included in the denominator is the dilutive effect of stock options computed under the treasury stock method and the dilutive effect of preferred stock as if converted to common stock.

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

Stock Based Compensation – Effective January 1, 2006, PremierWest Bancorp adopted Financial Accounting Standards Board Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires companies to measure and recognize as compensation expense the grant date fair market value for all share-based awards. That portion of the grant date fair market value that is ultimately expected to vest is recognized as expense over the requisite service period, typically the vesting period, utilizing the straight-line attribution method.

SFAS 123R requires companies to estimate the fair market value of stock-based payment awards on the date of grant using an option-pricing model. We use the Black-Scholes option-pricing model to value our stock options. The Black-Scholes model requires the use of assumptions regarding the risk-free interest rate; our expected dividend yield; the weighted average expected life of the options; and the historical volatility of our stock price.

The following schedule reflects the weighted-average assumptions included in this model as it relates to the valuation of options granted for the years ended December 31:

The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Our expected dividend yield is based on management’s estimate at the time of grant. PremierWest Bancorp declared its first cash dividend during fiscal year 2005; therefore, an historical dividend pattern has not been established by the Company. Cash dividends are not paid on unexercised options. The Company attempts to use historical data to estimate option exercise and employee termination behavior in order to estimate an expected life for each option grant. The expected life falls between the vesting period or requisite service period and the contractual term for the option. Two employee classes having similar exercise and termination behavior are used for valuation purposes. Those classes are “employees” and “executive officers and directors.” During 2006, for options granted to the “employee” class, the Company estimated an expected life of 6.5 years based on the Security and Exchange Commission’s shortcut methodology as defined by SAB 107. During 2006, for options granted to the “executive officers and director” class, the Company estimated an expected life of 7.5 years based on management’s historical analysis of exercise and forfeiture behavior for the Company’s executives and directors.

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

We adopted SFAS 123R using the modified prospective transition method, which requires adoption as of January 1, 2006, the first day of PremierWest Bancorp’s 2006 fiscal year. In accordance with the modified prospective method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Stock-based compensation expense recognized under SFAS 123R for the year ended December 31, 2006, resulting from stock options that were granted during the current and previous periods that vested during the current period, totaled $226,000 with a related tax benefit of $86,000. At December 31, 2006, unrecognized stock-based compensation expense totaled $662,000 and will be expensed over a weighted average period of 2.0 years.

Prior to the adoption of SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS 123R requires that the cash flows from the tax benefits resulting from tax deductions in excess of the compensation expense recognized for stock options (excess tax benefits) be reported as financing cash flows. An excess tax benefit of $146,000 is classified as financing cash inflows for the year ended December 31, 2006. The excess tax benefits reported as operating cash flows for the years ended December 31, 2005 and 2004 were $29,000 and $124,000, respectively.

Under SFAS 123, prior to its revision, the Company accounted for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (APB No. 25). Accordingly, prior to January 1, 2006, no accounting recognition was given to stock options granted at fair market value until they were exercised, at which time the net proceeds including tax benefits realized, were credited to shareholders’ equity.

The following table presents the pro forma effect on net income and earnings per share had PremierWest Bancorp applied the fair value recognition provisions of SFAS 123 in all periods presented:

	Year Ended December 31,
	2005	2004

Net Income, as reported	$13,189	$9,108
Less: Total stock based employee compensation
expense determined under fair value based methods
for all awards, net of related tax effects	(87)	(82)

Pro forma Net Income	$13,102	$9,026

Earnings Per Share
Basic - as reported	$0.80	$0.55
Basic - pro forma	$0.80	$0.55
Diluted - as reported	$0.75	$0.53
Diluted - pro forma	$0.74	$0.52

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

Comprehensive income - Comprehensive income for the Company includes net income reported on the consolidated statements of income, the amortization of unrealized gains for available-for-sale securities transferred to held-to-maturity, and changes in the fair value of available-for-sale investments which are reported as a component of shareholders’ equity.

Off-balance-sheet financial instruments – In the ordinary course of business, the Bank enters into off-balance-sheet financial instruments consisting of commitments to extend credit, commercial letters of credit, and standby letters of credit. These financial instruments are recorded in the consolidated financial statements when they are funded or related fees are incurred or received.

Fair value of financial instruments – The following methods and assumptions were used by the Company in estimating fair values of financial instruments as disclosed herein:

Cash and cash equivalents – The carrying amounts of cash and short-term instruments approximate their fair value.

Investment securities available-for-sale and held-to-maturity – Fair values for investment securities are based on quoted market prices or the market values for comparable securities.

Interest-bearing deposits with FHLB and restricted equity securities – The carrying amount approximates the estimated fair value and expected redemption values.

Loans – For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. Fair values for certain mortgage loans (for example, one-to-four family residential), credit card loans, and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. Fair values for commercial real estate and commercial loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

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

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

Short-term borrowings – The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings maturing within 90 days approximate their fair values. Fair values of other short-term borrowings are estimated using discounted cash flow analyses based on the Bank’s current incremental borrowing rate for similar types of borrowing arrangements.

Long-term debt – The fair values of the Bank’s long-term debt is estimated using discounted cash flow analyses based on the Bank’s current incremental borrowing rate for similar types of borrowing arrangements.

Interest receivable and payable – The carrying amounts of accrued interest receivable and payable approximate their fair value.

Off-balance-sheet instruments – The Bank’s off-balance-sheet instruments include unfunded commitments to extend credit and standby letters of credit. The fair value of these instruments is not considered practicable to estimate because of the lack of quoted market prices and the inability to estimate fair value without incurring excessive costs.

Recently issued accounting standards – In February 2006, the FASB issued SFAS No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments” which amends SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a re-measurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the Company has not yet issued financial statements, including for interim periods, for that fiscal year. Management does not expect the adoption of SFAS 155 to have a material impact on the consolidated financial statements.

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

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

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

In September 2006, the FASB issued SFAS No. 158 (“SFAS 158”), “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS 158 requires employers to recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. Additionally, SFAS 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. The new reporting requirements and related new footnote disclosure rules of SFAS 158 are effective for fiscal years ending after December 15, 2006. The new measurement date requirement applies for fiscal years ending after December 15, 2008. The adoption of this standard did not have a material impact on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement permits entities to choose to measure financial instruments and certain other financial assets and financial liabilities at fair value. This Statement is effective for fiscal years beginning after November 15, 2007. Management is currently assessing the impact this Statement will have on its consolidated financial statements and results of operations.

Reclassifications – Certain reclassifications have been made to the 2005 and 2004 consolidated financial statements to conform with current year presentations. These reclassifications have no effect on previously reported net income or earnings per share.

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – ACQUISITION OF MID VALLEY BANK

On January 23, 2004, PremierWest completed its acquisition of Mid Valley Bank. Shareholders of Mid Valley Bank received a combination of 1,697,473 shares of PremierWest Bancorp stock and $9,813,000 in cash in exchange for their shares of Mid Valley Bank common stock. The acquisition was accounted for using the purchase method of accounting; accordingly, the assets acquired and liabilities assumed of Mid Valley Bank were recorded at their respective fair market values as of the date of acquisition. Goodwill, the excess of the purchase price over the fair value of the assets and liabilities acquired, was recorded at $12.9 million. At the time of acquisition, Mid Valley Bank had total assets of $196.0 million including loans of $101.5 million, and deposits of $165.1 million.

The following information presents unaudited pro forma results of operations for the year ended December 31, 2004, as though the Mid Valley Bank acquisition had occurred on January 1, 2004. The pro forma results do not necessarily indicate the results that would have been obtained had the acquisition actually occurred on January 1, 2004 (in thousands, except per share data).

Year ended December 31,

2004

(Unaudited)
Total interest and noninterest income	$50,068
Net income	$8,651

Basic earnings per common share	$0.54
Diluted earnings per common share	$0.52

Basic shares outstanding	16,046,095
Diluted shares outstanding	17,378,479

The fair values of the Mid Valley Bank assets acquired and liabilities assumed as of January 23, 2004, were initially recorded as follows:

	Cash and due from banks	$11,092
	Federal funds sold	6,165
	Investment securities	49,755
	Loans, net of allowance for loan losses	101,458
	Property and equipment	4,105
	Other Assets	23,382

	Total assets acquired	$195,957

LIABILITIES
	Deposits	$165,126
	Other liabilities	2,316

	Total liabilities assumed	167,442
	Net assets acquired	28,515

		$195,957

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – ACQUISITION OF MID VALLEY BANK – (continued)

In 2005, subsequent to the acquisition, deferred income tax assets and goodwill were increased by $848,000 as part an adjustment to the original purchase price. At December 31, 2005, the goodwill recorded in connection with the acquisition of Mid Valley Bank was approximately $13.8 million.

A summary of the Mid Valley Bank transaction costs is as follows:

Fair value of common stock issued to Mid Valley Bank shareholders	$16,805
Cash paid to Mid Valley Bank shareholders	9,813
Direct transaction costs incurred	627
Restructuring charges in the form of severance and other payments	1,270

Net assets acquired	$28,515

The following table summarizes activity in the Company’s accrued restructuring charges:

Restructuring charges liability balance as of January 23, 2004	$1,368
Payments made for restructuring charges	(914)
Net adjustments made to decrease restructuring charge liability	(98)

Restructuring charges liability balance as of December 31, 2004	356
Payments made for restructuring charges	(296)

Restructuring charges liability balance as of December 31, 2005	60
Payments made for restructuring charges	(60)

Restructuring charges liability balance as of December 31, 2006	$-

NOTE 3 – CASH AND DUE FROM BANKS

The Bank was required to maintain an average reserve balance of approximately $3.5 million and $4.3 million at December 31, 2006 and 2005, respectively, with the Federal Reserve Bank or maintain such reserve balances in the form of cash. This requirement was met by holding cash and maintaining average reserve balances with the Federal Reserve Bank in excess of these amounts.

     PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – INVESTMENT SECURITIES

Investment securities as of December 31 consisted of the following (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

2006
Available-for-sale:
Mortgage-backed securities
and collateralized
mortgage obligations	264	2	(3)	263
Corporate bonds	-	-	-	-

	$264	$2	$(3)	$263

Held-to-maturity:
Obligations of state and
political subdivisions	$7,055	$6	$(62)	$6,999

Restricted equity securities	$2,061	$-	$-	$2,061

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

2005
Available-for-sale:
U.S. Government and agency
securities	$4,050	$-	$(81)	$3,969
Mortgage-backed securities
and collateralized
mortgage obligations	327	2	(3)	326
Corporate bonds	999	-	(2)	997

	$5,376	$2	$(86)	$5,292

Held-to-maturity:
Obligations of state and
political subdivisions	$9,577	$4	$(74)	$9,507

Restricted equity securities	$1,865	$-	$-	$1,865

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – INVESTMENT SECURITIES – (continued)

During the third quarter of 2004, the Bank reclassified obligations of state and political subdivision securities from available-for-sale to held-to-maturity to more accurately reflect the purpose and intent in holding these securities for long-term pledging requirements. Unrealized holding gains at the time of transfer were $335,000, net of deferred taxes of $224,000, and are being amortized as an adjustment to yield. This is offset by a similar amount recorded in shareholders’ equity, within accumulated other comprehensive income, which is being amortized from the date of transfer through the maturity date of each security transferred.

The following table presents the gross unrealized losses and fair value (in thousands) of the Bank’s investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2006:

		Less Than 12 Months	12 Months or More		Total

		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Mortgage-backed securities
and collateralized
mortgage obligations	$-	$-	$113	$(3)	$113	$(3)

Obligations of state and political
subdivisions	$204	$(2)	$5,811	$(60)	$6,015	$(62)

	$204	$(2)	$5,924	$(63)	$6,128	$(65)

All unrealized losses reflected above were the result of changes in interest rates subsequent to the purchase of the securities. Because the decline in fair value is attributable to the changes in interest rates and not credit quality, and because the Bank has the ability and intent to hold these investments until a market price recovery or to maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – INVESTMENT SECURITIES – (continued)

The amortized cost and estimated fair value of investment securities at December 31, 2006, by contractual maturity are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity

	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value

Due in one year or less	$-	$-	$2,180	$2,175
Due after one year through
five years	-	-	2,002	1,980
Due after five through ten years	-	-	2,873	2,844
Mortgage-backed securities and
collateralized mortgage
obligations	264	263	-	-

	$264	$263	$7,055	$6,999

Investment securities with a carrying amount of $7.3 million and $14.9 million at December 31, 2006 and 2005, respectively, were pledged to secure public deposits, FHLB borrowings, and for other purposes as required or permitted by law.

Realized gains on sales of investment securities were $2,000, $3,000 and $1,000 in 2006, 2005, and 2004, respectively. There were no realized losses for these years.

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – LOANS

Loans, including loans held-for-sale, as of December 31 consisted of the following (in thousands):

	2 0 0 6	2 0 0 5

Real estate – commercial	$3 8 7 ,9 8 6	$3 4 7 ,0 3 3
Real estate – construction	2 5 9 ,2 5 4	2 3 7 ,1 5 0
Real estate – residential	1 7 ,5 1 3	2 0 ,0 3 6
Commercial	1 7 5 ,2 9 2	1 3 1 ,8 1 9
Agricultural	2 0 ,0 6 6	1 5 ,8 5 8
Consumer	5 3 ,5 4 2	4 9 ,5 2 0
Overdrafts	2 ,3 3 3	4 ,9 5 8
Other	6 ,7 0 1	2 ,2 0 3

Total loans	9 2 2 ,6 8 7	8 0 8 ,5 7 7
Less allowance for loan losses	(1 0 ,8 7 7)	(1 0 ,3 4 1)
Less deferred loan fees	(2 ,1 6 5)	(2 ,2 3 9)

Loans, net of allowance for loan losses
and deferred loan fees	$9 0 9 ,6 4 5	$7 9 5 ,9 9 7

The Bank’s market area consists principally of Jackson, Josephine, Deschutes, Douglas, and Klamath counties of Oregon, and Butte, Siskiyou, Shasta, Tehama, Placer and Yolo counties of northern California. A substantial portion of the Bank’s loans are collateralized by real estate in these geographic areas and, accordingly, the ultimate collectibility of a substantial portion of the Bank’s loan portfolio is susceptible to changes in the respective local market conditions.

In the normal course of business, the Bank participates portions of loans to third parties in order to extend the Bank’s lending capability or to mitigate risk. At December 31, 2006 and 2005, the portion of these loans participated to third parties (which are not included in the accompanying consolidated financial statements) totaled approximately $42.4 million and $28.1 million, respectively.

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – ALLOWANCE FOR LOAN LOSSES

Transactions in the allowance for loan losses for the years ended December 31 were as follows (in thousands):

	2006	2005	2004

BALANCE, beginning of year	$10,341	$9,171	$5,466
Loan loss provision	800	150	800
Mid Valley Bank allowance
for loan losses at date of acquisition	-	-	6,085
Loans charged off	(496)	(771)	(3,799)
Recoveries of loans previously
charged off	232	1,791	619

BALANCE, end of year	$10,877	$10,341	$9,171

Impaired loans, including loans on nonaccrual status, had a recorded investment of approximately $1.5 million and $2.3 million at December 31, 2006 and 2005, respectively. The total allowance for loan losses related to these loans at December 31, 2006 and 2005, was approximately $151,000 and $710,000, respectively. The Bank’s average investment in impaired loans was approximately $1.4 million, $2.2 million and $2.3 million during 2006, 2005 and 2004 respectively. Had the impaired loans performed according to their original terms, additional interest income of $40,000, $143,000, and $177,000, would have been recognized in 2006, 2005, and 2004, respectively. No interest income has been recognized on impaired loans during the period of impairment. Further, loans contractually past due 90 days or more on which the Bank continued to accrue interest at December 31, 2006 and 2005, were insignificant.

     PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – PREMISES AND EQUIPMENT

Premises and equipment at December 31 consisted of the following (in thousands)

	2 0 0 6	2 0 0 5

Land and improvements	$7 ,0 3 5	$5 ,6 0 1
Buildings and leasehold improvements	2 6 ,1 2 2	2 2 ,4 9 4
Furniture and equipment	1 6 ,6 2 8	1 4 ,9 8 4

	4 9 ,7 8 5	4 3 ,0 7 9
Less accumulated depreciation and amortization	(1 6 ,2 5 9)	(1 3 ,7 3 4)

	3 3 ,5 2 6	2 9 ,3 4 5
Construction in progress	5 7 6	1 ,2 4 4

Premises and equipment, net of accumulated
depreciation and amortization	$3 4 ,1 0 2	$3 0 ,5 8 9

Depreciation expense totaled $2.7 million, $2.6 million, and $2.4 million for the years ended December 31, 2006, 2005, and 2004, respectively.

At December 31, 2006, there were four branch facilities subject to construction contracts for their improvement. Aggregate unpaid construction contracts related to branch facility improvements were approximately $300,000 as of December 31, 2006.

NOTE 8 – CORE DEPOSIT INTANGIBLES

At December 31, 2006 and 2005, PremierWest had $2,010,000 and $2,504,000 of core deposit intangibles, respectively, net of accumulated amortization of $1,860,000 and $1,366,000, respectively. The estimated annual amortization of core deposit intangibles over a remaining life of approximately four years is $494,000.

For the years ending December 31, 2006, 2005, and 2004, PremierWest had recorded amortization expense related to these core deposit intangibles totaling $494,000, $494,000, and $459,000, respectively.

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – TIME DEPOSITS

Time deposits of $100,000 and over totaled approximately $103.0 million and $75.0 million at December 31, 2006 and 2005, respectively.

At December 31, 2005, the scheduled annual maturities for all time deposits were as follows (in thousands):

Years ending December 31,	2007	$169,744
	2008	82,045
	2009	6,650
	2010	7,330
	2011	6,307
	Thereafter	253

		$272,329

NOTE 10 – FEDERAL FUNDS PURCHASED

The Bank maintains federal funds lines with correspondent banks as a backup source of liquidity. Federal funds purchased generally mature within one to four days from the transaction date. The balance outstanding as of December 31, 2006 was $6.8 million, on an unsecured basis and accruing interest at the weighted average rate of 6.2% . The balance outstanding as of December 31, 2005 was $16.4 million. As of December 31, 2006, the Bank had approximately $113.0 million of federal funds lines available to draw against on an unsecured basis.

NOTE 11 – FEDERAL HOME LOAN BANK BORROWINGS

The Bank had long-term borrowings outstanding with the Federal Home Loan Bank totaling $1.1 million and $1.8 million as of December 31, 2006 and 2005, respectively. The Bank makes monthly principal and interest payments on the long-term borrowings, which mature between 2007 and 2014 and bear fixed interest at rates ranging from 5.82% to 7.63% . The Bank also participates in the Cash Management Advance (CMA) program with the FHLB. CMA borrowings are short-term borrowings that mature within one year and accrue interest at the variable Cash Management Advance rate as published by the FHLB. As of December 31, 2006, the Bank had $5.0 million in CMA borrowings outstanding at the variable interest rate of 5.63% . As of December 31, 2005 the Bank had no borrowings outstanding under the CMA program. All outstanding borrowings with the FHLB are collateralized as provided for under the Advances, Security and Deposit Agreement between the Bank and the FHLB and include the Bank’s FHLB stock and any funds or investment securities held by the FHLB that are not otherwise pledged for the benefit of others. In addition, certain qualifying loans totaling approximately $51.0 million were pledged to support the Bank’s outstanding advances and provided for an additional available borrowing capacity of approximately $14.0 million as of December 31, 2006.

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – FEDERAL HOME LOAN BANK BORROWINGS – (continued)

The scheduled repayment of FHLB borrowings is as follows (in thousands):

Years ending December 31,	2007	$5,633
	2008	466
	2009	14
	2010	7
	2011	7
	Thereafter	14

		$6,141

NOTE 12 – JUNIOR SUBORDINATED DEBENTURES

On December 30, 2004, the Company established two wholly-owned statutory business trusts (PremierWest Statutory Trust I and II) that were formed to issue junior subordinated debentures and related common securities. The $15,464,000 of junior subordinated debentures issued by the Trusts require quarterly interest-only payments. Common stock issued by the Trusts and held as an investment by the Company is recorded in other assets in the consolidated balance sheets. Following are the terms of the junior subordinated debentures as of December 31, 2006:

	Issue	Issued			Maturity	Redemption
Trust Name	Date	Amount	Rate		Date	Date

PremierWest Statutory	December				December	December
Trust I	2004	$7,732,000	5.65%	(1)	2034	2009
PremierWest Statutory	December				March	March
Trust II	2004	7,732,000	5.65%	(2)	2035	2010

		$15,464,000

(1)	PremierWest Statutory Trust I bears interest at the fixed rate of 5.65% until December 2009 at which time it converts to the variable rate of LIBOR + 1.75%, adjusted quarterly, through the maturity date.
(2)	PremierWest Statutory Trust II bears interest at the fixed rate of 5.65% until March 2010 at which time it converts to the variable rate of LIBOR + 1.79%, adjusted quarterly, through the maturity date.

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – PREFERRED STOCK

On November 17, 2003, PremierWest closed a private offering involving 11,000 shares of its Series A Preferred Stock to a group of private investors, including a director of PremierWest, for $875 per share. The Series A Preferred Stock offering yielded net proceeds of $9.6 million. Holders of the preferred stock are entitled to receive cash dividends at the annual rate of $25 per share, payable when and if declared by the Board of Directors. Such dividends are not cumulative. Beginning November 17, 2006, each share of the Series A Preferred Stock became convertible into 101.292 shares of PremierWest common stock. As of December 31, 2006, no shares had been converted to common stock. If not previously converted to common stock, the Series A Preferred Stock will automatically convert to common stock on the fifth anniversary of the issue date. Although the preferred stock ranks senior to common stock through a liquidation preference of $875 per share plus any declared but unpaid dividends, the shares do not have voting rights except in the event of extraordinary corporate events, such as a merger in which PremierWest is not the surviving entity. In 2006, 2005, and 2004 the Company declared and paid dividends of $275,000 to holders of preferred stock.

NOTE 14 – OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS

In the normal course of business, the Bank is a party to financial instruments with off-balance-sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of amounts recognized in the accompanying consolidated balance sheets. The contractual amounts of these instruments reflect the extent of the Bank’s involvement in these particular classes of financial instruments. As of December 31, 2006 and 2005, the Bank had no commitments to extend credit at below-market interest rates and held no derivative financial instruments.

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

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS - (continued)

A summary of the Bank’s off-balance-sheet financial instruments at December 31 is as follows (in thousands):

	2006	2005

Commitments to extend credit	$175,032	$187,094
Standby letters of credit	10,154	10,573

Total off-balance-sheet financial instruments	$185,186	$197,667

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

NOTE 15 – INCOME TAXES

The provision for income taxes for the years ended December 31 was as follows (in thousands):

	2006	2005	2004

Current expense:
Federal	$8,772	$7,720	$2,374
State	1,986	1,186	329

	10,758	8,906	2,703

Deferred expense (benefit):
Federal	(1,401)	(1,548)	1,554
State	(371)	(222)	229

	(1,772)	(1,770)	1,783

Provision for income taxes	$8,986	$7,136	$4,486

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – INCOME TAXES – (continued)

The provision for income taxes results in effective tax rates which are different than the federal income tax statutory rate. The nature of the differences for the years ended December 31 were as follows (in thousands):

	2006		2005		2004

	Amount	Rate	Amount	Rate	Amount	Rate

Expected federal income tax provision
at statutory rate	$8,272	35.00%	$7,114	35.00%	$4,758	35.00%
State income taxes, net of federal effect	1,200	5.08%	721	3.55%	556	4.09%
Effect of nontaxable interest income, net	(174)	-0.74%	(263)	-1.29%	(261)	-1.92%
Effect of nontaxable increases in the
surrender value of life insurance	(150)	-0.63%	(155)	-0.76%	(155)	-1.14%
Other, net	(162)	-0.69%	(281)	-1.38%	(412)	-3.03%

Provision for income taxes	$8,986	38.02%	$7,136	35.12%	$4,486	33.00%

The components of the net deferred tax assets as of December 31 were approximately as follows (in thousands):

	2006	2005

Assets:
Allowance for loan losses	$4,170	$3,586
Benefit plans	1,973	1,538
State tax credits	358	260
Other	354	269

Total deferred tax assets	6,855	5,653

Liabilities:
Net unrealized gains on investment
securities available-for-sale	1	64
FHLB stock dividends	353	531
Premises and equipment	1,489	1,749
Intangibles	814	1,020
Loan origination costs	799	784
Prepaids	315	444
Deferred revenue	356	374
Other	171	64

Total deferred tax liabilities	4,298	5,030

Net deferred tax asset (liability)	$2,557	$623

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – INCOME TAXES – (continued)

The state tax credits include purchased tax credits totaling $168,000 and $15,000 at December 31, 2006 and 2005. These purchased tax credits consist of State of Oregon Business Energy Tax Credits (BETC) that will be utilized to offset future Oregon income taxes. The Company made BETC purchases during both 2006 and 2005. The purchased credits expire after eight years but are expected to be utilized within five years of purchase.

Management believes, primarily based upon the Bank’s historical performance, that deferred tax assets will be recognized in the normal course of operations and, accordingly, management has not reduced deferred tax assets by a valuation allowance.

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – BASIC AND DILUTED EARNINGS PER COMMON SHARE

The following summarizes the calculations for basic and diluted earnings per common share, after giving retroactive effect for stock dividends, for the years ended December 31, (in thousands, except per share amounts):

		Weighted Average
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

2006

Basic earnings per common share –
income available to common
shareholders (net of $275,000 declared
dividends to prefered shareholders)	$14,373	16,182,334	$0.89

Effect of assumed conversion of
stock options	-	391,819
Effect of assumed conversion of
Preferred Stock	-	1,114,214
Add back preferred stock dividend
declared	275	-

Diluted earnings per common share	$14,648	17,688,367	$0.83

2005

Basic earnings per common share –
income available to common
shareholders (net of $275,000 declared
dividends to prefered shareholders)	$12,914	16,126,605	$0.80

Effect of assumed conversion of
stock options	-	379,836
Effect of assumed conversion of
Preferred Stock	-	1,114,214
Add back preferred stock dividend
declared	275	-

Diluted earnings per common share	$13,189	17,620,655	$0.75

2004

Basic earnings per common share –
income available to common
shareholders (net of $275,000 declared
dividends to prefered shareholders)	$8,833	15,922,609	$0.55

Effect of assumed conversion of
stock options	-	218,169
Effect of assumed conversion of
Preferred Stock	-	1,114,214
Add back preferred stock dividend
declared	275	-

Diluted earnings per common share	$9,108	17,254,992	$0.53

The effect of outstanding common stock options that would be antidilutive if converted are excluded from the computation of diluted earnings per share. As of December 31, 2006, 2005 and 2004, there were no antidilutive options outstanding.

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 – TRANSACTIONS WITH RELATED PARTIES

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

An analysis of the activity with respect to loans outstanding to directors and executive officers of the Bank and their affiliates for the years ended December 31 is as follows (in thousands):

	2006	2005

Beginning balance	$8,870	$16,280
Additions	5,874	8,135
Repayments	(3,249)	(15,545)

Ending balance	$11,495	$8,870

Deposits held for executive officers and directors at December 31, 2006 and 2005, were approximately $2,641,000 and $3,667,000, respectively.

NOTE 18 – BENEFIT PLANS

401(k) profit sharing plan – The Bank maintains a 401(k) profit sharing plan (the Plan) that covers substantially all full-time employees. Employees may make voluntary tax deferred contributions to the Plan, and the Bank’s contributions to the Plan are at the discretion of the Board of Directors, not to exceed the amount deductible for federal income tax purposes. Employees vest in the Bank’s contributions to the Plan over a period of six years. Total amounts charged to operations under the Plan were approximately $366,000, 267,000 and $239,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

Executive supplemental retirement and severance plans – In connection with previous acquisitions of United Bancorp, Timberline Bancshares, Inc. and Mid Valley Bank, the Company entered into various severance, noncompete, and retirement agreements with previous executives and Board members of the acquired companies. As of December 31, 2006 and 2005, the Bank’s recorded liability pursuant to these collective agreements was $1.0 million and $1.0 million, respectively. Payments on these plans are generally made on a monthly or quarterly basis and will continue until all liabilities are paid in full. To support its obligations under these arrangements, the Bank acquired bank-owned life insurance policies which had aggregate cash surrender values of $6.2 million and $6.0 million as of December 31, 2006 and 2005, respectively. For the years ended December 31, 2006, 2005, and 2004, the Bank recognized expenses relating to these agreements of $123,000, $113,000, and $131,000, respectively.

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 – BENEFIT PLANS – (continued)

The Bank has entered into supplemental retirement plans with five key executive officers. These plans provide for retirement benefits which increase annually until each executive reaches retirement age and will be paid out over a 15-year period following the retirement of covered executives. To support its obligations under these plans and to provide death benefits to other selected employees, the Bank has acquired bank-owned life insurance with a cash surrender value of $5.4 million and $5.2 million at December 31, 2006 and 2005, respectively. As of December 31, 2006 and 2005, the Bank’s liability pursuant to these supplemental retirement plans was $2.0 million and $1.2 million, respectively. For the years ended December 31, 2006, 2005 and 2004, related expenses of $859,000, $564,000 and $283,000, respectively, were recorded.

NOTE 19 – STOCK OPTION PLAN

At December 31, 2006, PremierWest Bancorp had two outstanding stock option plans – the 1992 Stock Option Plan (“1992 Plan”) and the 2002 Stock Incentive Plan (“2002 Plan”). The 2002 Plan superseded the 1992 Plan; no additional grants may be made under the 1992 Plan. The 2002 Plan was initially established May 2002 and was approved by shareholders. The plan was subsequently amended and restated to allow for the issuance of restricted stock grants in addition to stock options. The amended and restated 2002 Plan was approved by shareholders in May 2005 and allows for the issuance of up to 943,891 shares of stock awards of which a total of 341,259 shares were available for issuance as either stock options or restricted stock grants as of December 31, 2006. As of December 31, 2006, there were no restricted stock grants outstanding.

The amended and restated 2002 Plan allows for stock options to be granted at an exercise price of not less than the fair market value of PremierWest Bancorp stock on the date of issuance, for a term not to exceed ten years. The Compensation Committee establishes the vesting schedule for each grant; historically, the Committee has utilized graded vesting schedules over two or five year periods. Upon exercise of stock options or issuance of restricted stock grants, it is the Company’s policy to issue new shares of common stock.

During the year ended December 31, 2006, stock option activity, adjusted for the 5% common stock dividend paid on June 29, 2006, was as follows:

			Weighted Average	Aggregate
	Number	Weighted Average	Remaining	Intrinsic Value
	of Options	Exercise Price	Contractual Term	(in thousands)

Stock options outstanding, 01/01/06	908,003	$7.49
Granted	62,758	$17.20
Exercised	(75,108)	$4.80
Forfeited or Expired	(23,989)	$9.78

Stock options outstanding, 12/31/06	871,664	$8.35	5.87	$6,633

Stock options exercisable, 12/31/06	472,904	$6.41	4.05	$4,516

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 – STOCK OPTION PLAN – (continued)

The weighted-average grant date fair value of options granted during the years ended 2006, 2005 and 2004 was $7.18, $2.61, and $2.98 respectively.

The following schedule reflects the weighted-average assumptions included in this model as it relates to the valuation of options granted for the years ended December 31:

	2006	2005	2004

Risk-free interest rate	4.8%	4.4%	3.4%
Expected dividend	0.29%	5.0%	5.0%
Expected life, in years	7.3	7.5	7.8
Expected volatility	27%	39%	40%

The following table presents the intrinsic value of stock options exercised, cash received from stock options exercised, and the tax benefit realized for deductions related to stock options exercised for the years ended December 31, 2006, 2005 and 2004.

	2006	2005	2004

Intrinsic value of stock options exercised	$778,000	$466,000	$208,000
Cash received from stock options exercised	$363,000	$188,000	$188,000
Tax benefit realized from stock options exercised	$169,000	$41,000	$163,000

Information regarding the number, weighted-average exercise price, and weighted-average remaining contractual life of options by range of exercise price at December 31, 2006, is as follows:

		Options Outstanding			Exercisable Options

			Weighted-			Weighted-
		Weighted-	Average		Weighted-	Average
		Average	Remaining		Average	Remaining
Exercise	Number of	Exercise	Contractual	Number	Exercise	Contractual
Price Range	Options	Price	Life (Years)	of Options	Price	Life (Years)

$3.01 – $6.00	220,254	$5.26	5.17	184,565	$5.23	5.05
$6.01 – $9.00	305,600	$7.11	3.52	247,997	$6.69	2.64
$9.01 – $12.00	273,080	$10.03	8.24	39,229	$9.99	8.22
$12.01 – $15.00	15,730	$13.62	8.96	1,113	$13.30	8.78
$15.01 – $18.00	57,000	$17.43	9.35	-

	871,664	$8.35	5.87	472,904	$6.41	4.05

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 – COMMITMENTS AND CONTINGENCIES

Operating lease commitments – As of December 31, 2006, the Bank leased certain properties from unrelated third parties. Future minimum lease commitments pursuant to these operating leases are as follows (in thousands):

Years ending December 31,	2007	$685
	2008	682
	2009	657
	2010	557
	2011	550
	Thereafter	3,268

		$6,399

Rental expense for all operating leases was $642,000 $442,000 and $342,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

Legal contingencies – The Company may become a defendant in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, there are no current matters expected to have a material adverse effect on the consolidated financial condition of the Company.

NOTE 21 – ESTIMATED FAIR VALUES OF FINANCIAL INSTRUMENTS

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

In addition, as the Bank normally intends to hold the majority of its financial instruments until maturity, it does not expect to realize many of the estimated amounts disclosed. The disclosures also do not include estimated fair value amounts for items which are not defined as financial instruments but which have significant value. These include such off-balance-sheet items as core deposit intangibles on nonacquired deposits. The Bank does not believe that it would be practicable to estimate a representational fair value for these types of items as of December 31, 2006 and 2005.

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 – ESTIMATED FAIR VALUES OF FINANCIAL INSTRUMENTS – (continued)

Because SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements, any aggregation of the fair value amounts presented would not represent the underlying value of the Bank.

The estimated fair values of the Bank’s significant on-balance-sheet financial instruments at December 31 were as follows (in thousands):

	2006		2005

	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

Financial assets:
Cash and cash equivalents	$36,497	$36,497	$28,512	$28,512
Interest-bearing deposits with FHLB	$7	$7	$9	$9
Investment securities available-for-
sale	$263	$263	$5,292	$5,292
Investment securities held-to-
maturity	$7,055	$6,999	$9,577	$9,507
Restricted equity investments	$2,061	$2,061	$1,865	$1,865
Loans held-for-sale	$993	$993	$767	$767
Loans, net	$908,652	$904,381	$795,230	$795,177

Financial liabilities:
Deposits	$879,350	$879,415	$768,419	$767,566
Federal funds purchased	$6,835	$6,835	$16,430	$16,430
FHLB borrowings	$6,141	$6,146	$1,780	$1,819
Junior Subordinated Debentures	$15,464	$15,730	$15,464	$15,645

NOTE 22 – REGULATORY MATTERS

PremierWest and the Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on PremierWest’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, PremierWest and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. PremierWest’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 – REGULATORY MATTERS – (continued)

Quantitative measures established by regulation to ensure capital adequacy require PremierWest and the Bank to maintain minimum amounts and ratios (set forth in the following tables) of Tier 1 capital to average assets, and Tier 1 and total capital to risk-weighted assets (all as defined in the regulations). Management believes that as of December 31, 2006 and 2005, PremierWest and the Bank met or exceeded all relevant capital adequacy requirements.

As of December 31, 2006, the most recent notification from the regulators categorized the Bank as well capitalized under the regulatory framework for prompt correction action. There are no conditions or events since the notification from the regulators that management believes would change the Bank’s regulatory capital categorization. To be categorized as well capitalized, PremierWest and the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table.

PremierWest’s and the Bank’s actual and required capital amounts and ratios are presented in the following table (amounts in thousands):

						Regulatory
						Minimum To Be
			Regulatory			Well Capitalized
			Minimum To Be			Under Prompt
			Adequately			Corrective
	Actual		Capitalized			Action Provisions

	Amount	Ratio	Amount		Ratio	Amount		Ratio

December 31, 2006

Tier 1 capital (to
average assets)
Company	$108,735	11.1%	$39,245	>	4.0%	N/A		N/A
Bank	$105,693	10.8%	$39,185	>	4.0%	$48,981	>	5.0%
Tier 1 capital (to risk-
weighted assets)
Company	$108,735	10.7%	$40,615	>	4.0%	N/A		N/A
Bank	$105,693	10.4%	$40,576	>	4.0%	$60,863	>	6.0%
Total capital (to risk-
weighted assets)
Company	$119,612	11.8%	$81,231	>	8.0%	N/A		N/A
Bank	$116,570	11.5%	$81,151	>	8.0%	$101,439	>	10.0%

     PREMIERWEST BANCORP AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 – REGULATORY MATTERS – (continued)

						Regulatory
						Minimum To Be
			Regulatory			Well Capitalized
			Minimum To Be			Under Prompt
			Adequately			Corrective
	Actual		Capitalized			Action Provisions

	Amount	Ratio	Amount		Ratio	Amount		Ratio

December 31, 2005

Tier 1 capital (to
average assets)
Company	$94,741	10.8%	$35,219	>	4.0%	N/A		N/A
Bank	$90,277	10.3%	$35,167	>	4.0%	$43,959	>	5.0%
Tier 1 capital (to risk-
weighted assets)
Company	$94,741	10.7%	$35,478	>	4.0%	N/A		N/A
Bank	$90,277	10.2%	$35,442	>	4.0%	$53,163	>	6.0%
Total capital (to risk-
weighted assets)
Company	$105,082	11.9%	$70,956	>	8.0%	N/A		N/A
Bank	$100,618	11.4%	$70,884	>	8.0%	$88,605	>	10.0%

     PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23 – PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for PremierWest (parent company only) is presented as follows (in thousands):

CONDENSED BALANCE SHEETS

		December 31,

		2006	2005

ASSETS
Cash and cash equivalents		$24	$33
Investment in subsidiary		129,042	113,320
Advances made to subsidiary		2,140	4,326
Other assets		1,642	1,441

Total assets		$132,848	$119,120

LIABILITIES
Junior subordinated debentures		$15,464	$15,464
Other liabilities		1,125	872

Total liabilities		16,589	16,336
SHAREHOLDERS’ EQUITY		116,259	102,784

Total liabilities and shareholders’ equity		$132,848	$119,120

CONDENSED STATEMENTS OF INCOME
	Years Ended December 31,
	2006	2005	2004

Operating income	$211	$210	$17
Cash dividends from bank subsidiary	-	-	9,811
Interest expense	874	874	5
Other operating expense	436	188	71

Income (loss) before equity in undistributed
net earnings of subsidiary	(1,099)	(852)	9,752

Equity in undistributed net earnings of
subsidiary	15,747	14,041	-
Distributions in excess of equity in
net earnings of subsidiary	-	-	(644)

NET INCOME	$14,648	$13,189	$9,108

     PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23 – PARENT COMPANY FINANCIAL INFORMATION – (continued)

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2006	2005	2004

CASH FLOWS FROM OPERATING
ACTIVITIES
Net income	$14,648	$13,189	$9,108
Adjustments to reconcile net income to
net cash from operating activities:
Equity in undistributed net
earnings of subsidiary	(15,747)	(14,041)	(9,167)
Other, net	406	56	10

Net cash from operating
activities	(693)	(796)	(49)

CASH FLOWS FROM INVESTING
ACTIVITIES
Cash paid to shareholders of
Mid Valley Bank	-	-	(9,813)
Dividend received from Bank subsidiary	-	-	9,811
Investment in subsidiary			(15,464)
Repayment of advances made to Bank subsidiary	2,186	675	-

Net cash from investing
activities	2,186	675	(15,466)

CASH FLOWS FROM FINANCING
ACTIVITIES
Proceeds from Trust Preferred
securities	-	-	15,464
Proceeds from stock options exercised	363	188	188
Dividends paid on common stock	(1,579)	-	-
Dividends paid on preferred stock	(275)	(275)	(275)
Other, net	(11)	(10)	(6)

Net cash from financing
activities	(1,502)	(97)	15,371

NET DECREASE IN
CASH AND CASH EQUIVALENTS	(9)	(218)	(144)
CASH AND CASH EQUIVALENTS,
beginning of year	33	251	395

CASH AND CASH EQUIVALENTS,
end of year	$24	$33	$251