Form 10-Q
period 2007-03-31
PREMIERWEST BANCORP
filed 2007-05-04
CIK 1102287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2007 Commission File Number: 000-50332

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
                                                                                         Yes [   ] No [ X  ]

The number of shares outstanding of Registrant's common stock as of April 30, 2007 was 16,223,292.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PREMIERWEST BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in 000’s)
(UNAUDITED)

ASSETS
	March 31,	December 31,	March 31,
	2007	2006	2006

Cash and cash equivalents:
Cash and due from banks	$24,441	$36,497	$26,019
Federal funds sold	-	-	7,355

Total cash and cash equivalents	24,441	36,497	33,374

Interest-bearing deposits with Federal Home Loan Bank	12	7	9

Investments:
Investment securities available-for-sale, at fair market value	246	263	4,275
Investment securities held-to-maturity, at amortized cost	6,464	7,055	8,739
Restricted equity securities	1,865	1,865	1,865

Total investments	8,575	9,183	14,879

Mortgage loans held-for-sale	814	993	140
Loans, net of allowance for loan losses and deferred loan fees	916,113	908,652	817,619

Loans, net	916,927	909,645	817,759

Premises and equipment, net of accumulated depreciation	37,540	34,102	32,446
Core deposit intangibles, net of accumulated amortization	1,887	2,010	2,381
Goodwill	20,414	20,414	20,414
Accrued interest and other assets	23,077	22,653	18,926

TOTAL ASSETS	$1,032,873	$1,034,511	$940,188

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits:
Demand	$190,033	$199,462	$190,663
Interest-bearing demand and savings	398,844	407,559	344,901
Time	294,146	272,329	236,936

Total deposits	883,023	879,350	772,500

Federal funds purchased	3,030	6,835	5,182
Federal Home Loan Bank borrowings	982	6,141	31,621
Junior subordinated debentures	15,464	15,464	15,464
Accrued interest and other liabilities	10,670	10,462	9,252

Total liabilities	913,169	918,252	834,019

COMMITMENTS AND CONTINGENCIES (Note 7)
SHAREHOLDERS' EQUITY
Series A Preferred Stock, no par value, 1,000,000 shares
authorized, 11,000 shares issued and outstanding	9,590	9,590	9,590
Common stock - no par value; 50,000,000 shares authorized;
16,217,860 shares issued and outstanding
(16,216,481 shares at 12/31/06; 15,394,099 shares at 3/31/06)	86,065	85,906	73,414
Retained earnings	23,962	20,663	23,053
Accumulated other comprehensive income	87	100	112

Total shareholders' equity	119,704	116,259	106,169

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,032,873	$1,034,511	$940,188

See accompanying notes.

PREMIERWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in 000’s, Except for Earnings per Share Data)
(UNAUDITED)

	For the Three Months Ended

	March 31,	March 31,
	2007	2006

INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$19,251	$16,555
Interest on investments:
Taxable	3	26
Nontaxable	67	91
Interest on federal funds sold	37	28
Other interest and dividends	2	-

Total interest and dividend income	19,360	16,700

INTEREST EXPENSE
Deposits:
Interest-bearing demand and savings	2,430	1,025
Time	3,232	1,973
Federal funds purchased	74	240
Federal Home Loan Bank advances	64	268
Junior subordinated debentures	218	218

Total interest expense	6,018	3,724

Net Interest Income	13,342	12,976

LOAN LOSS PROVISION	200	300

Net interest income after loan loss provision	13,142	12,676

NONINTEREST INCOME
Service charges on deposits accounts	838	779
Mortgage banking fees	198	299
Investment brokerage and annuity fees	395	273
Other commissions and fees	420	365
Other noninterest income	159	118

Total noninterest income	2,010	1,834

NONINTEREST EXPENSE
Salaries and employee benefits	5,867	5,743
Net occupancy and equipment	1,511	1,470
Communications	427	409
Professional fees	214	232
Advertising	205	296
Other	1,480	1,184

Total noninterest expense	9,704	9,334

INCOME BEFORE PROVISION FOR INCOME TAXES	5,448	5,176

PROVISION FOR INCOME TAXES	2,080	1,890

NET INCOME	$3,368	$3,286

EARNINGS PER COMMON SHARE:
BASIC	$0.20	$0.20

DILUTED	$0.19	$0.19

See accompanying notes.

PREMIERWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in 000’s)
(UNAUDITED)

						Accumulated
	Preferred Stock		Common Stock			Other	Total
					Retained	Comprehensive	Shareholders'	Comprehensive
	Shares	Amount	Shares	Amount	Earnings	Income	Equity	Income

BALANCE - JANUARY 1, 2006	11,000	$9,590	15,373,431	$73,234	$19,836	$124	$102,784
Comprehensive income:
Net income	-	-	-	-	3,286	-	3,286	$3,286
Other comprehensive income-
Amortization of unrealized
gains for investment securities
transferred to held-to-maturity
of $22 (net of taxes of $13)	-	-	-	-	-	(22)	(22)	(22)
Unrealized losses
on investment securities
available-for-sale of $10
(net of taxes of $3)	-	-	-	-	-	10	10	10

Comprehensive income								$3,274

Preferred stock dividend declared	-	-	-	-	(69)	-	(69)
Stock-based compensation expense	-	-	-	40	-	-	40
Stock options exercised	-	-	20,668	128	-	-	128
Income tax benefit of stock options
exercised	-	-	-	12	-	-	12

BALANCE - MARCH 31, 2006	11,000	$9,590	15,394,099	$73,414	$23,053	$112	$106,169

BALANCE - JANUARY 1, 2007	11,000	$9,590	16,216,481	$85,906	$20,663	$100	$116,259
Comprehensive income:
Net income	-	-	-	-	3,368	-	3,368	$3,368
Other comprehensive income-
Amortization of unrealized
gains for investment securities
transferred to held-to-maturity
of $13 (net of taxes of $8)	-	-	-	-	-	(13)	(13)	(13)

Comprehensive income								$3,355

Preferred stock dividend declared	-	-	-	-	(69)	-	(69)
Stock-based compensation expense	-	-	-	68	-	-	68
Stock options exercised	-	-	1,379	13	-	-	13
Income tax benefit of stock options
exercised	-	-	-	78	-	-	78

BALANCE - MARCH 31, 2007	11,000	$9,590	16,217,860	$86,065	$23,962	$87	$119,704

See accompanying notes.

PREMIERWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in 000’s)
(UNAUDITED)
	For the Three Months Ended

	March 31,	March 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,368	$3,286
Adjustments to reconcile net income to net cash
from operating activities:
Depreciation and amortization	782	810
Loan loss provision	200	300
Deferred income taxes	35	(99)
Amortization of premium on investment
securities, net	3	15
Funding of loans held-for-sale	(6,699)	(4,091)
Sale of loans held-for-sale	6,935	4,758
Gain on sale of loans held-for-sale	(57)	(40)
Stock-based compensation expense	68	40
Excess tax benefit from stock options exercised	(64)	(11)
Gain on sales of premises and equipment	-	(8)
Write down of low income housing tax credit investment	79	-
Changes in accrued interest receivable/payable and other
assets/liabilities	349	1,252

Net cash from operating activities	4,999	6,212

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from calls. paydowns and maturities of investment
securities available-for-sale	18	1,016
Proceeds from calls, paydowns and maturities of investment
securities held-to-maturity	575	815
Increase in interest bearing deposits with
Federal Home Loan Bank	(5)	-
Purchase of low income housing tax credit investment	(115)	-
Loan originations, net	(7,406)	(22,689)
Purchase of premises and equipment, net	(4,097)	(2,536)

Net cash from investing activities	(11,030)	(23,394)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	3,673	4,081
Net (decrease) increase in Federal Home Loan Bank borrowings	(5,159)	29,841
Net decrease in Federal Funds purchased	(3,805)	(11,248)
Dividends paid on common stock	(811)	(769)
Stock options exercised	13	128
Excess tax benefit from stock options exercised	64	11

Net cash from financing activities	(6,025)	22,044

NET INCREASE IN CASH AND CASH EQUIVALENTS	(12,056)	4,862
CASH AND CASH EQUIVALENTS - Beginning of the period	36,497	28,512

CASH AND CASH EQUIVALENTS - End of the period	$24,441	$33,374

SUPPLEMENTAL DISCOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$6,182	$3,386

Cash paid for taxes	$425	$620

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
Income tax benefit of stock options exercised	$78	$12

Preferred stock dividend declared	$69	$69

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

PremierWest Bank’s two principal operating subsidiaries, Premier Finance Company and PremierWest Investment Services, Inc. provide financial services that compliment and support the traditional commercial banking operations of the Bank. Premier Finance Company is engaged in the business of consumer lending and operates from independent office locations or from within PremierWest Bank branch offices in the Bank’s major market areas as well as in Portland, Oregon. PremierWest Investment Services, Inc. functions under an arrangement with Linsco/Private Ledger, an independent broker/dealer. Operating throughout the Bank’s market area PremierWest Investment Services, Inc. offers brokerage services for financial and investment products including stocks, bonds, mutual funds and annuities.

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

The balance sheet data as of December 31, 2006 was derived from audited financial statements and does not include all disclosures contained in the 2006 Annual Report to Shareholders. The interim consolidated financial statements should be read in conjunction with the Company's 2006 consolidated financial statements, including the notes thereto, included in the 2006 Annual Report to Shareholders as filed with the Securities and Exchange Commission under Form 10-K. The reader should keep in mind that the results of operations for the interim periods shown in the accompanying consolidated financial statements are not necessarily indicative of results for any future interim periods or the entire fiscal year.

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

There are other complex accounting standards that require the Company to employ significant judgment in interpreting and applying certain of the principles prescribed by those standards. These judgments include the determination of whether a financial instrument or other contract meets the definition of a derivative and qualifies for accounting in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”. These judgments also include significant estimates and assumptions necessary to determine the disclosure requirements of Statement of Financial Accounting Standards No. 123R, “Share Based Payments.” These policies and judgments, estimates and assumptions are described in greater detail in the Notes to the consolidated financial statements included in our 2006 Annual Report on Form 10-K. We believe that the judgments, estimates and assumptions used in the preparation of our consolidated financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of our consolidated financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition.

Stock dividends – Share and per share data in the accompanying consolidated financial statements have been retroactively restated to reflect the 5% stock dividend paid on June 29, 2006.

NOTE 2 – STOCK-BASED COMPENSATION

At March 31, 2007, PremierWest Bancorp had one active equity incentive plan – the 2002 Stock Incentive Plan (“2002 Plan”) plan. The 2002 Plan was initially established May 2002 and approved by shareholders. The plan was subsequently amended and restated to allow for the issuance of restricted stock grants in addition to stock options. The amended and restated 2002 Plan was approved by shareholders in May 2005 and authorizes the issuance of up to 942,520 shares of stock, of which 355,881 shares were available for issuance at March 31, 2007. As of March 31, 2007, there were no restricted stock grants outstanding. The amended and restated 2002 Plan allows for stock options to be granted at an exercise price of not less than the fair market value of PremierWest Bancorp stock on the date of issuance, for a term not to exceed ten years. The Compensation Committee establishes the vesting schedule for each grant; historically the Committee has utilized graded vesting schedules over two or five year periods. Options granted during the first quarter of 2007 had graded vesting over a period of seven years. Upon exercise of stock options or issuance of restricted stock, it is the Company’s policy to issue new shares of common stock.

During the three month period ended March 31, 2007, stock option activity was as follows:

			Weighted Average	Aggregate
	Number	Weighted Average	Remaining	Intrinsic Value
	of Shares	Exercise Price	Contractual Term	(in thousands)

Stock options outstanding, 12/31/06	871,664	$8.35
Granted	4,500	$13.26
Exercised	1,377	$9.85		$16

Forfeited	19,117	$10.24

Stock options outstanding, 3/31/07	855,670	$8.33	5.59	$4,432

Stock options exercisable, 3/31/07	523,927	$6.74	4.20	$3,547

Effective January 1, 2006, PremierWest Bancorp adopted Financial Accounting Standards Board Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires companies to measure and recognize as compensation expense the grant date fair market value for all share-based awards. That portion of the grant date fair market value that is ultimately expected to vest is recognized as expense over the requisite service period, typically the vesting period, utilizing the straight-line attribution method. SFAS 123R requires companies to estimate the fair market value of stock-based payment awards on the date of grant using an option-pricing model. We use the Black-Scholes option-pricing model to value our stock options. The Black-Scholes model requires the use of assumptions regarding the historical volatility of our stock price, our expected dividend yield, the risk-free interest rate, and the weighted average expected life of the options. The following schedule reflects the weighted-average assumptions included in this model as it relates to the valuation of options granted for the three month periods ended March 31, 2007 and 2006:

	Three months ended March 31,

	2007	2006

Risk-free interest rate	4.5%	4.3%
Expected dividend	0.75%	0.35%
Expected lives, in years	7.0	6.5
Expected volatility	28%	27%

The weighted-average grant date fair value of options granted during the three-month period ending March 31, 2007 and 2006 was $4.84 and $5.14, respectively.

Prior to the adoption of SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS 123R requires that the cash flows from the tax benefits resulting from tax deductions in excess of the compensation expense recognized for stock options (excess tax benefits) be reported as financing cash flows. Excess tax benefits classified as financing cash inflows for the three months ended March 31, 2007 and 2006 were $64,000 and $11,000, respectively.

We adopted SFAS 123R using the modified prospective transition method, which required adoption as of January 1, 2006, the first day of PremierWest Bancorp’s 2006 fiscal year. In accordance with the modified prospective method, the Company’s consolidated financial statements for prior periods were not restated to reflect, and do not include, the impact of SFAS 123R. Stock-based compensation expense recognized under SFAS 123R was $68,000 for the quarter ended March 31, 2007 with a related tax benefit of $26,000; and $40,000 for the quarter ended March 31, 2006 with a related tax benefit of $14,600. At March 31, 2007, unrecognized stock-based compensation expense totaled $611,000 and will be expensed over a weighted average period of 1.9 years.

NOTE 3 - INVESTMENT SECURITIES

Investment securities at March 31, 2007 and December 31, 2006 consisted of the following: (Dollars in 000's)

	2007

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value

Available-for-sale:
Mortgage-backed securities and collateralized
mortgage obligations	246	2	(2)	246

Total	$246	$2	$(2)	$246

Held-to-maturity:
Obligations of states and political subdivisions	$6,464	$5	$(56)	$6,413

Restricted equity securities	$1,865	$-	$-	$1,865

			2006

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value

Available-for-sale
Mortgage-backed securities and collateralized
mortgage obligations	264	2	(3)	263

Total	$264	$2	$(3)	$263

Held-to-maturity:
Obligations of states and political subdivisions	$7,055	$6	$(62)	$6,999

Restricted equity securities	$1,865	$-	$-	$1,865

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

At March 31, 2007, investment securities with an estimated fair market value of $6.7 million were pledged to secure public deposits, certain nonpublic deposits, and borrowings.

NOTE 4 – LOANS, NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

Loans as of March 31, 2007 and December 31, 2006 consisted of the following:
(Dollars in 000's)	2007	2006

Real estate-commercial	$393,719	$387,986
Real estate-construction	254,417	259,254
Real estate-residential	16,841	17,513
Commercial	179,914	175,292
Agricultural	21,138	20,066
Consumer	55,368	53,542
Overdrafts	1,354	2,333
Other	6,853	6,701

Total loans	929,604	922,687
Less: deferred loan fees	(1,953)	(2,165)
Less: allowance for loan losses	(10,724)	(10,877)

Loans, net	$916,927	$909,645

Transactions in the allowance for loan losses for the three months ended March 31, 2007 and March 31, 2006 were as follows:
(Dollars in 000's)	2007	2006

BALANCE, beginning of the period	$10,877	$10,341
Balance sheet reclassification	(255)	-
Loans charged-off	(161)	(46)
Loan recoveries	63	46
Loan loss provision	200	300

BALANCE, end of the period	$10,724	$10,641

The following table summarizes non-performing assets as of March 31, 2007 and December 31, 2006:
(Dollars in 000's)	2007	2006

Loans on non-accrual status	$2,248	$1,430
Loans past due greater than 90 days but not on non-accrual status	69	24

Total non-performing loans	2,317	1,454
Other real estate owned	-	-

Total non-performing assets	$2,317	$1,454

Percentage of non-performing loans to total loans	0.25%	0.16%

Percentage of non-performing assets to total assets	0.22%	0.14%

NOTE 5 - LINE OF CREDIT AND OTHER BORROWINGS

The Bank had outstanding borrowings with the Federal Home Loan Bank (FHLB) totaling $1.0 million and $6.1 million as of March 31, 2007 and December 31, 2006, respectively. In addition, as of March 31, 2007, the Bank had $22.6 million outstanding under letters of credit used to support its public funds pledging requirements. Letters of credit do not increase the Bank’s outstanding borrowings; however, they reduce the Bank’s borrowing availability. The Bank makes monthly principal and interest payments on long-term borrowings and monthly payments of interest only on short-term borrowings under the FHLB’s Cash Management Advance (CMA) program.

Of the total outstanding advances at March 31, 2007 and December 31, 2006, the Company had long-term borrowings of $982,000 and $1.1 million, respectively. Of the $982,000 outstanding at March 31, 2007, $903,000 will fully amortize to maturity in 2008; $32,000 will fully amortize to maturity in 2009; and $47,000 will fully amortize to maturity in 2014. Presently, monthly payments of $53,000 plus interest are being made against these long-term advances with a weighted average annual interest rate of 5.92% .

The Bank also utilizes FHLB’s Cash Management Advance program for short-term borrowing needs. Advances taken under this program mature in less than one year. As of March 31, 2007, the Company had no outstanding CMA advances; as of December 31, 2006, the company had 5.0 million in outstanding CMA advances.

All outstanding borrowings with the FHLB are collateralized as provided for under the Advances, Security and Deposit Agreement between the Bank and the FHLB and include the Bank’s FHLB stock and any funds or investment securities held by the FHLB that are not otherwise pledged for the benefit of others. In addition, certain qualifying loans were pledged to support the Bank’s outstanding advances and provided for immediate available borrowing capacity, after subtracting existing borrowings and outstanding letters of credit, of approximately $16.3 million and $14.0 million as of March 31, 2007 and December 31, 2006, respectively.

As an additional source of liquidity, the Bank maintains unsecured federal funds lines with multiple correspondent banks and a secured borrowing arrangement through the Federal Reserve Bank of San Francisco (FRB). Federal funds purchased generally mature within one to four days from the transaction date. As of March 31, 2007 the Company had $120.0 million in aggregate available borrowing capacity through correspondent banks and the Federal Reserve Bank's discount window. Outstanding balances under these commitments at March 31, 2007 and December 31, 2006 were $3.0 million and $6.8 million, respectively.

NOTE 6 – JUNIOR SUBORDINATED DEBENTURES

On December 30, 2004, the Company established two wholly-owned statutory business trusts (PremierWest Statutory Trust I and II) that were formed to issue junior subordinated debentures and related common securities. The $15,464,000 of junior subordinated debentures issued by the Trusts requires quarterly interest-only payments. Common stock issued by the Trusts and held as an investment by the Company is recorded in other assets in the consolidated balance sheets. Following are the terms of the junior subordinated debentures as of March 31, 2007.

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

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve various levels and elements of credit and interest rate risk in excess of the amount recognized in the accompanying consolidated financial statements. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. As of March 31, 2007, the Company had $159.7 million of commitments to extend credit to customers and $10.3 million of standby letters of credit.

In the ordinary course of business, the Bank may become involved in various litigation arising from normal banking activities. In the opinion of management, the ultimate disposition of current actions will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

NOTE 8 - EARNINGS PER SHARE

The Company's basic earnings per common share is computed by dividing net income, less dividends declared on convertible preferred stock, by the weighted average number of common shares outstanding during the period, retroactively adjusted for all stock dividends paid and declared. The Company's diluted earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding plus dilutive common shares related to stock options, restricted stock grants and convertible preferred shares, retroactively adjusted for all stock dividends paid and declared. The following summarizes the weighted average shares outstanding for computation of basic and diluted shares for the three months ended March 31, 2007 and 2006.

Three-months ended March 31:	2007	2006

Weighted average number of common shares:
Average shares outstanding-basic	16,217,216	16,157,328
Average shares outstanding-diluted	17,652,464	17,692,106

NOTE 9 - RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2006, the FASB issued SFAS No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments” which amends SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a re-measurement event occurring in fiscal years beginning after September 15, 2006. The adoption of SFAS 155 did not have a material impact on the consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156 (“SFAS 156”), “Accounting for Servicing of Financial Assets” which amends SFAS No. 140. SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS 156 is effective for fiscal years beginning after September 15, 2006. The adoption of SFAS 156 did not have a material impact on the consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 clarifies the accounting for income taxes by prescribing a minimum threshold a tax position is required to meet before being recognized in the financial statements. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective as of the beginning of our 2007 fiscal year. The cumulative effect, if any, of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. Adoption of this standard on January 1, 2007 did not have a material impact on the consolidated financial statements. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense.

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

In September 2006, the FASB issued SFAS No. 158 (“SFAS 158”), “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS 158 requires employers to recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. Additionally, SFAS 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. The new reporting requirements and related new footnote disclosure rules of SFAS 158 are effective for fiscal years ending after December 15, 2006. The new measurement date requirement applies for fiscal years ending after December 15, 2008. The adoption of the disclosure requirements of this standard did not have a material impact on the consolidated financial statements. Management does not expect the adoption of the measurement requirements to have a material impact on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement permits entities to choose to measure financial instruments and certain other financial assets and financial liabilities at fair value. This Statement is effective for fiscal years beginning after November 15, 2007. Management does not expect the adoption of SFAS 159 to have a material impact on the consolidated financial statements.

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

OVERVIEW - The following includes management’s discussion of the financial condition and results of operations for PremierWest Bancorp and its wholly owned subsidiary, PremierWest Bank including the Bank’s wholly owned subsidiaries, Premier Finance Company and PremierWest Investment Services, Inc., for the first quarter ending March 31, 2007. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes contained in this report as well as the Company’s Form 10-K for the year ended December 31, 2006. For discussion purposes, management has made comparisons, as it deems appropriate, to prior periods including the first quarter ending March 31, 2006 and the quarter and fiscal year periods ended December 31, 2006.

HIGHLIGHTS - For the first quarter ending March 31, 2007, the Company earned $3.4 million ($0.19 per diluted share), an increase of 2.50% compared to earnings of $3.3 million ($0.19 per diluted share) for the same period ended March 31, 2006. Annualized return on average shareholders’ equity was 11.53%, and return on average assets was 1.35% for the quarter ended March 31, 2007 as compared to an annualized return on average shareholders’ equity and return on average assets of 12.69% and 1.44%, respectively, for the quarter ended March 31, 2006.

At March 31, 2007 and December 31, 2006, gross loans (loans net of deferred loan fees but before deducting the allowance for loan losses), totaled $927.7 and $920.5 million, respectively, an increase of $7.2 million or .78% since year end (3.13% annualized growth rate). Deposits totaled $883.0 million at March 31, 2007 compared to $879.4 million at December 31, 2006, a .42% increase since year-end (1.67% annualized growth rate).

Total gross loans and total deposits at March 31, 2007 and December 31, 2006 included a $20.0 million temporary increase made on the last business day for each quarter resulting from one commercial customer borrowing $20.0 million against their line of credit and depositing the funds in a money market checking account. The transaction was subsequently reversed on the first business day of the following quarter resulting in a neutralizing $20.0 million decline in gross loans and total deposits. After eliminating this $20.0 million temporary increase in loans and deposits, gross loans and total deposits increased 9.57% and 11.72% respectively, when compared to the first quarter ended March 31, 2006.

PremierWest’s earnings growth for the first quarter of 2007, in comparison to the same period a year ago, resulted principally from the Bank’s loan growth and modestly higher short-term interest rates. The Prime rate index increased 50 basis points over the one year period ending March 31, 2007 compared to a total of 200 basis points during the comparable period ending March 31, 2006. Our growth in interest income was offset by faster increases in our interest expense. With the overall interest rate environment stabilizing relative to the previous year of steady quarter over quarter increases, the result has been that re-pricing on the asset side of our balance sheet from variable rate loans and new loan production has slowed whereas the re-pricing of our liabilities, especially certificates of deposit with maturities that lag behind the movements of the rate environment, have accelerated. As a result, our net interest margin, the key component of our profitability, has compressed. Despite a growing loan portfolio, the growth in our net interest income has slowed.

While the competitive environment for attracting deposits is keen, PremierWest has been successful over the past twelve months in growing its core deposits without utilizing brokered deposits. Further, the Bank’s loan to deposit ratio, although remaining in excess of 100%, declined to 103.8% at March 31, 2007, compared to 105.9% at March 31, 2006. The Bank continues to implement relationship oriented strategies for attracting core deposits in order to reduce our reliance on higher costing short-term borrowings and maximize interest rate margins within the constraints of our highly competitive marketplace.

Management’s broader business plan and growth strategy continues to be driven by de novo branching and/or acquisition opportunities aimed at building the dominant community banking franchise within the Company’s geographical footprint, presently comprising southern and central Oregon and northern California. PremierWest has experienced solid loan demand from all of its major market areas. The Bank’s year over year loan growth, excellent credit quality and a stronger pipeline of new loan production compared to a year ago, is in line with Management’s growth expectations at March 31, 2007.

FINANCIAL HIGHLIGHTS

The following table presents information regarding yields on interest-earning assets, rates paid on interest-bearing liabilities, net interest spreads, net yields on average interest-earning assets, returns on average assets and returns on average equity for the periods indicated.

(Dollars in 000's)			Increase
Analysis for the three-month period ended March 31:	2007	2006	(Decrease)	%Change

Average fed funds sold and investments	$11,772	$17,549	$(5,777)	-32.92%
Average gross loans	904,650	819,398	85,252	10.40%
Average interest-earning assets	916,422	836,947	79,475	9.50%
Average interest-bearing liabilities	696,262	619,261	77,001	12.43%
Average total assets	1,014,884	928,270	86,614	9.33%
Average equity	118,424	105,046	13,378	12.74%
Average yield earned (1)	8.60%	8.13%	0.47	5.78%
Average rate paid	3.51%	2.44%	1.07	43.85%
Net interest spread	5.09%	5.69%	(0.60)	-10.54%

Net interest income to average
interest-earning assets (net interest margin) (1)	5.94%	6.33%	(0.39)	-6.16%
Annualized return on average assets	1.35%	1.44%	(0.09)	-6.25%
Annualized return on average equity	11.53%	12.69%	(1.16)	-9.14%
Efficiency ratio (2)	63.21%	63.02%	0.19	0.30%

Notes:
(1)	Tax equivalent
(2)	Noninterest expense divided by net interest income plus noninterest income

RESULTS OF OPERATIONS

NET INTEREST INCOME – Net interest income, our primary source of revenue, is the difference between the interest income generated from our earning assets (loans and investments) and the interest expense paid on our interest-bearing liabilities (interest-bearing deposits and borrowed funds). Our net interest income is impacted by variables such as the volume and mix of our earning assets; the volume and mix of both our interest-bearing and non interest-bearing liabilities; the quality of our loan portfolio; and the general movement in the market rates of interest. During the first quarter of 2007, our interest income increased $2.7 million while our interest expense increased $2.3 million resulting in our net interest income increasing $366,000 (2.8%) for the first quarter of 2007 compared to the same period a year ago.

The increases in our interest income, interest expense and the resulting net interest income for the first quarter period ending March 31, 2007, compared to the same period in 2006, resulted from the combination of higher levels of both our earning assets and interest-bearing liabilities, and slightly higher, though relatively stabilized short-term interest rates.

A key measurement of profitability is our net interest margin (net interest income divided by average interest-earning assets), which represents the relative stability in net interest income over time. Since the end of the first quarter a year ago, two movements of 25 basis points by the Federal Reserve Bank have resulted in an equal rise in the prime rate of interest, the leading short-term rate index, by a total of 50 basis points – both increases occurring during the second quarter of 2006. The Federal Reserve Bank made no changes over the nine month period ending March 31, 2007. As interest rates have stabilized, re-pricing on the asset side of our balance sheet from variable rate loans and new loan production has slowed whereas the re-pricing of our liabilities, especially maturing certificates of deposit, that lag behind the movements of the rate environment, have increased. Accordingly, our net interest margin, the key component of our profitability, has compressed and despite a growing loan portfolio, the growth in our net interest income has slowed.

For the quarter ending March 31,2007, our tax equivalent net interest margin was 5.94%, a 39 basis point decrease over the same period a year ago and a 16 basis point decrease compared to the fourth quarter of 2006. Our cost of average interest bearing deposits increased from 2.44% during the first quarter of 2006 to 3.51% for the first quarter of 2007. Compared to the first quarter of 2006, when our net interest margin was 6.33%, our net interest margin for the four successive quarters since March 31, 2006, was 6.34%, 6.27%, 6.10% and 5.94%, respectively.

LOAN LOSS PROVISION – Charges made to the provision for loan losses were $200,000 and $300,000 for the three-month periods ended March 31, 2007 and March 31, 2006, respectively. The Company had net charge offs of $98,000 during the first quarter of 2007 compared to no losses or recoveries for the corresponding period in 2006. Additionally, during the first quarter of 2007, a reduction in the allowance for loan losses of $255,000 occurred resulting from a one-time balance sheet reclassification. This reclassification of $255,000 represented the off-balance sheet credit exposure associated with unfunded commitments to lend and letters of credit. In accordance with Financial Accounting Standard No. 5, the reserve for off-balance sheet credit exposure should be classified as an other liability. Previous to this reclassification, the Bank included a reserve for off-balance sheet credit exposure as a part of the allowance for loan losses. Management believes that, as of March 31, 2007, the balance in the allowance for loan losses was reasonable and appropriate to support inherent probable losses.

NONINTEREST INCOME – Noninterest income represents service charges, fees, commissions and other income derived principally from general banking services, residential mortgage brokerage activity, sales of investment and insurance products, and gains from the sale of other assets. Total noninterest income increased approximately $176,000, or 9.6%, for the first three months as compared to the corresponding period in 2006. Growth in noninterest income during the first quarter of 2007 compared to same period in 2006 included increases of $59,000, or 7.57%, from account service charges, $122,000, or 44.69%, from investment services, $55,000, or 15.07% from other commission and fees and $41,000, or 34.75% from other sources of non-interest income. This was offset by a decrease in mortgage banking fees of $101,000, or 33.78%, resulting from lower volumes of residential mortgage originations.

NONINTEREST EXPENSE - Noninterest expense increased approximately $370,000, or 3.96%, as compared to the corresponding period in 2006. On a consolidated basis, the increase resulted from a $124,000 increase in salaries and benefits expenses; a $41,000 increase in occupancy and equipment expenses; and a $205,000 net increase in other noninterest expenses. The increases in noninterest expenses are the result of our growth in general, including annual salary increases that begin in the first quarter of each year, and the increased expenses associated with opening three new de novo branches during fiscal year 2006. Management believes that the higher occupancy and personnel expenses incurred to enter new markets are strategic costs that will drive future earnings growth.

EFFICIENCY RATIO - The Company's efficiency ratio was 63.21% during the first quarter of 2007 relatively unchanged compared to 63.02% for the first quarter of 2006. The ratio for the current quarter reflected a 466 basis point decline when compared to the 58.55% efficiency ratio achieved for the immediately preceding quarter ending December 31, 2006. The negative change compared to the immediately preceding quarter resulted from the 16 basis point decline in net interest margin and increased operating expenses from annual salary increases in general that occur in the first quarter and increases in staffing and occupancy costs associated with new offices opened in the latter part of the fourth quarter of 2006. Management continues to monitor organizational efficiency and believes that a ratio in the high 50% to low 60% range is a reasonable and sustainable target given the Bank’s strategies for both customer service and growth.

FINANCIAL CONDITION – During the first quarter, total assets decreased a nominal $1.6 million from $1.035 billion at December 31, 2006 to $1.033 billion at March 31, 2007.

Net loans accounted for 88.77% of total assets at March 31, 2007 compared to 87.93% at December 31, 2006. As of March 31, 2007, the allowance for loan losses decreased to $10.7 million from $10.9 million at December 31, 2006. As mentioned previously, the decline was primarily caused by a $255,000 balance sheet reclassification. Absent this reclassification, the allowance for loan losses would have reflected an increase of $102,000. The Company's ratio of allowance for loan losses to total loans was 1.16% at March 31, 2007 as compared to 1.18% at December 31, 2006 and 1.28% at March 31, 2006. Non-performing assets (defined as loans on non-accrual status, loans 90 days or more past due and other real estate owned) either specifically reserved or adequately collateralized were $2.3 million, $1.5 million and $2.2 million at March 31, 2007, December 31, 2006 and March 31, 2006, respectively. Management believes the overall credit quality of our loan portfolio to be excellent. Further, the Bank maintains and adheres to disciplined underwriting standards and has a proven track record for managing credit risk as well as identifying and aggressively administering problem loans.

Total deposits increased to $883.0 million at March 31, 2007, a $3.7 million or .42% (1.68% annualized) increase compared to $879.4 million as of December 31, 2006. Net loan volume continues to exceed our level of deposits though the ratio has improved since the first quarter of 2006. As of March 31, 2007, our loan-to-deposit ratio of 103.84% compared to a ratio of 103.45% as of December 31, 2006 and 105.87% as of March 31, 2006. Overall demand for loans has been steady and as anticipated, deposit growth, particularly in our newest market areas, has lagged behind loan production. Notwithstanding management’s desire to maintain a loan-to-deposit ratio at or below 100%, as of March 31, 2007, the Bank’s deposit mix remained stable – consisting of 21.52% noninterest bearing demand, with core deposits, consisting of noninterest bearing demand, interest-bearing demand and regular savings deposits, representing 45.17%, and, time deposits comprising 33.31% of total deposits. The Bank has not utilized brokered time deposits as a part of its funding strategy. However, should liquidity and profitability considerations dictate the need to grow deposits more rapidly than may be generated through our traditional deposit gathering efforts, the Bank has flexibility in pricing time deposits more aggressively, and/or strategically utilizing brokered time deposits in order to attract higher cost funding.

Management closely monitors the Bank’s liquidity needs and maintains the ability to borrow from the Federal Home Loan Bank of Seattle and other correspondent banks. For more information about liquidity refer to the Liquidity and Capital Resources section below.

The table below sets forth certain summary balance sheet information for March 31, 2007 and December 31, 2006: (Dollars in 000’s)

			Increase (Decrease)
	March 31	December 31
	2007	2006	3/31/07 – 12/31/06

(Dollars in 000's)

ASSETS
Securities available for sale	246	263	(17)	-6.46%
Securities held to maturity	6,464	7,055	(591)	-8.38%
Federal Home Loan Bank
deposits and stock	1,600	1,595	5	0.31%
Loans, net	916,927	909,645	7,282	0.80%
Other assets (1)	107,636	115,953	(8,317)	-7.17%

Total assets	$1,032,873	$1,034,511	$(1,638)	-0.16%

LIABILITIES
Noninterest-bearing
deposits	$190,033	$199,462	$(9,429)	-4.73%
Interest-bearing
deposits	692,990	679,888	13,102	1.93%

Total deposits	883,023	879,350	3,673	0.42%

Other liabilities (2)	30,146	38,902	(8,756)	-22.51%

Total liabilities	913,169	918,252	(5,083)	-0.55%

SHAREHOLDERS’
EQUITY	119,704	116,259	3,445	2.96%

Total liabilities
and share-
holder’s equity	$1,032,873	$1,034,511	$(1,638)	-0.16%

(1)	Includes cash and due from banks, other equity investments, premises and equipment, goodwill, core deposit intangible, accrued interest receivable and bank-owned life insurance.
(2)	Includes borrowings, accrued interest payable and other liabilities.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY – Liquidity enables the Company to fund loan commitments and meet customer withdrawals of deposits. The Company maintains its liquidity position through maintenance of cash resources, the stability of and growth in our core deposit base and through our ability to borrow funds from committed sources of credit. Overall, the Company’s liquidity position remained relatively stable during the quarter ended March 31, 2007 as compared to the quarter ending December 31, 2006. The Bank’s loan and deposit volumes both reflected small increases of less than 1.0% as a result our loan-to-deposit ratio increased only slightly from 103.45% at December 31, 2006 to 103.84% at March 31, 2007. Liquidity in the form of excess cash and funds invested on a short-term basis as federal funds sold and interest-earning deposits with the FHLB decreased approximately $12.1 million while borrowed funds in the form of federal funds purchased and FHLB advances decreased $9.0 million. Investments securities either held-to-maturity or available-for-sale declined by $608,000 as a result of maturities that occurred. All of the Company’s investment securities are pledged for collateralization of public funds on deposit and, therefore, are not available for purposes of liquidity. Historically our pledging requirements have been met through the use of our securities portfolio, although we are also able to use our borrowing capacity through the use of letters of credit to meet pledging requirements. As of March 31, 2007, in addition to the full use of our securities portfolio, the Bank was using letters of credit totaling $22.6 million to satisfy its pledging requirements.

Management maintains contingency plans for addressing the Company’s ongoing liquidity needs and presently believes the Bank’s stable core deposit base provides for flexibility and opportunity should management decide to attract deposits more aggressively by increasing the rate of interest offered on deposits – particularly certificates of deposit. In addition, the Bank has tested its ability to identify and sell loans to a participating bank in order to provide additional cash for liquidity purposes. Further, should loan demand outpace our ability to gather sufficient deposits or maintain adequate funding from other borrowings, the Company could slow its loan growth through various policy changes including increased pricing. The Company maintains a secured line-of-credit with the FHLB. As of March 31, 2007, the Bank had $982,000 of long-term borrowings and no short-term borrowings advanced from the FHLB, and had an immediate availability to borrow an additional $16.3 million under the Company's credit line. The Company also has unsecured federal funds credit lines for up to $120.0 million available from various correspondent banks. As of March 31, 2007, there were $3.0 million in balances outstanding against these federal funds credit lines leaving available credit of $117.0 million.

At March 31, 2007, the Company had approximately $160.0 million in outstanding commitments to extend credit for newly approved loans and construction projects. Under the terms of construction project commitments, completion of specified project benchmarks must be certified before funds may be drawn. Additionally, we anticipate that a portion of these commitments will expire or terminate without funding. Management believes that the Company's available resources will be sufficient to fund these commitments in the normal course of business.

CAPITAL RESOURCES - Federal regulators require the measurement of various capital ratios, including risk-based capital measurements. Risk-weighted ratios require an analysis that weights balance sheet and off-balance sheet items for their inherent risk. It requires minimum standards for risk-based capital by capital tier. As a minimum requirement, the total risk-based capital ratio should be at least 8.00%, the Tier 1 capital ratio should be at least 4.00%, and the leverage capital ratio should be at least 4.00% . At March 31, 2007, the Company's regulatory capital ratios were as follows: total risk-based capital ratio was 12.08%, Tier 1 capital ratio was 11.00%, and the leverage capital ratio was 11.32% . If the Company achieved only minimum regulatory capital levels, further growth could be restricted to the level attainable through generation and retention of net income or the Company may find it necessary to seek additional capital from outside sources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises principally from interest rate risk in its lending, deposit and borrowing activities. Management actively monitors and manages its interest rate risk exposure. Although the Company manages other risks, such as credit quality and liquidity risk, in the normal course of business, management considers interest rate risk to be a significant market risk, which could have the largest material effect on the Company's financial condition and results of operations. Other types of market risks, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities. The Company did not experience a significant change in market risk at March 31, 2007 as compared to December 31, 2006.

As stated in the annual report on Form 10-K for 2006, the Company attempts to monitor interest rate risk from the perspective of changes in the economic value of equity, also referred to as net portfolio value (NPV), and changes in net interest income. Changes to the NPV and net interest income are simulated using instant and permanent rate shocks of plus and minus 200 basis points, in increments of 50 basis points. It is the Company’s policy to manage interest rate risk to maximize long-term profitability under the range of likely interest-rate scenarios. For additional information, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” referenced in the Company’s annual report on Form 10-K for the year ended December 31, 2006.

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

ITEM 1A. RISK FACTORS – There has been no material change in the risk factors disclosure as presented in the Company’s 2006 Form 10-K for the fiscal year ended December 31, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	[Not applicable.]

(b)	[Not applicable.]

(c)	[Not applicable.]

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(a)	[Not applicable.]

(b)	[Not applicable.]

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of securities holders of PremierWest during the quarter ended March 31, 2007.

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

DATED: April 30, 2007 PREMIERWEST BANCORP

/s/ John L. Anhorn John L. Anhorn, Chief Executive Officer

/s/ Tom Anderson Tom Anderson, Executive Vice-President and Chief Financial Officer