Form 10-Q
period 2007-06-30
PREMIERWEST BANCORP
filed 2007-07-27
CIK 1102287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2007 Commission File Number: 000-50332

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

                                                                                                         [ X ] Yes   [    ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

                            Large accelerated filer [   ]                              Accelerated filer  [X]                 Non-accelerated filer  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [    ] Yes   [ X ] No

The number of shares outstanding of Registrant's common stock as of July 22, 2007 was 17,037,374.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PREMIERWEST BANCORP AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS (Dollars in 000’s) (UNAUDITED) ASSETS
	June 30,	December 31,	June 30,
	2007	2006	2006

Cash and cash equivalents:
Cash and due from banks	$35,995	$36,497	$36,816
Federal funds sold	3,765	-	-

Total cash and cash equivalents	39,760	36,497	36,816

Interest-bearing deposits with Federal Home Loan Bank	9	7	24

Investments:
Investment securities available-for-sale, at fair market value	236	263	4,266
Investment securities held-to-maturity, at amortized cost	6,224	7,055	7,485
Restricted equity securities	1,865	1,865	1,865

Total investments	8,325	9,183	13,616

Mortgage loans held-for-sale	883	993	276
Loans, net of allowance for loan losses and deferred loan fees	962,018	908,652	858,140

Loans, net	962,901	909,645	858,416

Premises and equipment, net of accumulated depreciation	37,716	34,102	32,737
Core deposit intangibles, net of accumulated amortization	1,763	2,010	2,257
Goodwill	21,093	20,414	20,414
Accrued interest and other assets	24,228	22,653	20,245

TOTAL ASSETS	$1,095,795	$1,034,511	$984,525

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits:
Demand	$201,065	$199,462	$195,998
Interest-bearing demand and savings	383,303	407,559	337,778
Time	339,694	272,329	248,910

Total deposits	924,062	879,350	782,686

Federal funds purchased	12,008	6,835	32,445
Federal Home Loan Bank borrowings	10,822	6,141	36,461
Junior subordinated debentures	15,464	15,464	15,464
Accrued interest and other liabilities	10,602	10,462	7,463

Total liabilities	972,958	918,252	874,519

COMMITMENTS AND CONTINGENCIES (Note 8)
SHAREHOLDERS' EQUITY
Series A Preferred Stock, no par value, 1,000,000 shares
authorized, 11,000 shares issued and outstanding	9,590	9,590	9,590
Common stock - no par value; 50,000,000 shares authorized;
17,033,914 shares issued and outstanding
(16,216,481 shares at 12/31/06; 16,170,676 shares at 6/30/06)	97,903	85,906	85,450
Retained earnings	15,269	20,663	14,864
Accumulated other comprehensive income	75	100	102

Total shareholders' equity	122,837	116,259	110,006

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,095,795	$1,034,511	$984,525

See accompanying notes.

PREMIERWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in 000’s, Except for Earnings per Share Data)
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006

INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$20,224	$17,936	$39,475	$34,491
Interest on investments:
Taxable	7	24	11	49
Nontaxable	60	84	127	175
Interest on federal funds sold	28	33	65	60
Other interest and dividends	18	9	19	10

Total interest and dividend income	20,337	18,086	39,697	34,785

INTEREST EXPENSE
Deposits:
Interest-bearing demand and savings	2,457	1,221	4,887	2,246
Time	3,625	2,324	6,856	4,297
Federal funds purchased	145	277	220	517
Federal Home Loan Bank advances	86	400	149	668
Junior subordinated debentures	218	219	437	437

Total interest expense	6,531	4,441	12,549	8,165

Net Interest Income	13,806	13,645	27,148	26,620

LOAN LOSS PROVISION	75	200	275	500

Net interest income after loan loss provision	13,731	13,445	26,873	26,120

NONINTEREST INCOME
Service charges on deposits accounts	962	876	1,800	1,655
Mortgage banking fees	216	267	413	566
Investment brokerage and annuity fees	485	328	881	601
Other commissions and fees	456	371	876	736
Other noninterest income	168	124	327	242

Total noninterest income	2,287	1,966	4,297	3,800

NONINTEREST EXPENSE
Salaries and employee benefits	5,792	5,755	11,660	11,498
Net occupancy and equipment	1,476	1,463	2,987	2,933
Communications	440	420	867	828
Professional fees	234	266	447	499
Advertising	162	275	367	570
Other	1,532	1,243	3,012	2,427

Total noninterest expense	9,636	9,422	19,340	18,755

INCOME BEFORE PROVISION FOR INCOME TAXES	6,382	5,989	11,830	11,165

PROVISION FOR INCOME TAXES	2,441	2,184	4,521	4,074

NET INCOME	$3,941	$3,805	$7,309	$7,091

EARNINGS PER COMMON SHARE:
BASIC	$0.23	$0.22	$0.42	$0.41

DILUTED	$0.21	$0.21	$0.39	$0.38

See accompanying notes.

PREMIERWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(Dollars in 000’s)
(UNAUDITED)

						Accumulated
	Preferred Stock		Common Stock			Other	Total
					Retained	Comprehensive	Shareholders'	Comprehensive
	Shares	Amount	Shares	Amount	Earnings	Income	Equity	Income

BALANCE - JANUARY 1, 2006	11,000	$9,590	15,373,431	$73,234	$19,836	$124	$102,784
Comprehensive income:
Net income	-	-	-	-	7,091	-	7,091	$7,091
Unrealized losses
on investment securities
available-for-sale of $21
(net of taxes of $12)	-	-	-	-	-	21	21	21
Other comprehensive income-
Amortization of unrealized
gains for investment securities
transferred to held-to-maturity
of $43 (net of taxes of $24)	-	-	-	-	-	(43)	(43)	(43)

Comprehensive income								$7,069

Preferred stock dividend declared	-	-	-	-	(138)	-	(138)
Stock-based compensation expense	-	-	-	90	-	-	90
5% stock dividend	-	-	769,145	11,914	(11,914)	-	-
Cash paid for fractional shares	-	-	-	-	(11)	-	(11)
Stock options exercised	-	-	28,100	197	-	-	197
Income tax benefit of stock options
exercised	-	-	-	15	-	-	15

BALANCE - June 30, 2006	11,000	$9,590	16,170,676	$85,450	$14,864	$102	$110,006

BALANCE - JANUARY 1, 2007	11,000	$9,590	16,216,481	$85,906	$20,663	$100	$116,259
Comprehensive income:
Net income	-	-	-	-	7,309	-	7,309	$7,309
Unrealized gains
on investment securities
available-for-sale of $1
(nominal tax effect)	-	-	-	-	-	(1)	(1)	(1)
Other comprehensive income-
Amortization of unrealized
gains for investment securities
transferred to held-to-maturity
of $24 (net of taxes of $15)	-	-	-	-	-	(24)	(24)	(24)

Comprehensive income								$7,284

Preferred stock dividend declared	-	-	-	-	(138)	-	(138)
Common stock cash dividend declared	-	-	-	-	(852)	-	(852)
Stock-based compensation expense	-	-	-	143	-	-	143
5% stock dividend	-	-	810,457	11,703	(11,703)	-	-
Cash paid for fractional shares	-	-	-		(10)	-	(10)
Stock options exercised	-	-	6,976	65	-	-	65
Income tax benefit of stock options
exercised	-	-	-	86	-	-	86

BALANCE - June 30, 2007	11,000	$9,590	17,033,914	$97,903	$15,269	$75	$122,837

See accompanying notes.

PREMIERWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in 000’s)
(UNAUDITED)
	For the Six Months Ended

	June 30,	June 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,309	$7,091
Adjustments to reconcile net income to net cash
from operating activities:
Depreciation and amortization	1,522	1,619
Loan loss provision	275	500
Deferred income taxes	(449)	(763)
Amortization of premium on investment
securities, net	5	29
Funding of loans held-for-sale	(15,135)	(9,177)
Sale of loans held-for-sale	15,369	9,741
Gain on sale of loans held-for-sale	(124)	(73)
Stock-based compensation expense	143	90
Excess tax benefit from stock options exercised	(8)	(23)
Gain on sales of premises and equipment	(37)	(12)
Write down of low income housing tax credit investment	158	-
Changes in accrued interest receivable/payable and other
assets/liabilities	(1,218)	(1,143)

Net cash from operating activities	7,810	7,879

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from calls, paydowns and maturities of investment
securities available-for-sale	25	1,028
Purchase of investment securities held-to-maturity	(977)	-
Proceeds from calls, paydowns and maturities of investment
securities held-to-maturity	1,780	2,050
Increase in interest-bearing deposits with Federal Home Loan Bank	(2)	(15)
Purchase of low income housing tax credit investment	(172)	(123)
Loan originations, net	(43,023)	(63,410)
Purchase of premises and equipment, net	(4,881)	(3,508)
Purchase of consumer loan finance business	(11,115)	-

Net cash from investing activities	(58,365)	(63,978)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	44,712	14,267
Net increase in Federal Home Loan Bank borrowings	4,681	34,681
Net increase in Federal Funds purchased	5,173	16,015
Dividends paid on common stock	(811)	(769)
Stock options exercised	65	197
Excess tax benefit from stock options exercised	8	23
Cash paid for fractional shares relating to stock dividend	(10)	(11)

Net cash from financing activities	53,818	64,403

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,263	8,304
CASH AND CASH EQUIVALENTS - Beginning of the period	36,497	28,512

CASH AND CASH EQUIVALENTS - End of the period	$39,760	$36,816

SUPPLEMENTAL DISCOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$12,514	$7,977

Cash paid for taxes	$4,922	$5,592

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
Transfers of loans to other real estate owned	$101	$-

Income tax benefit of stock options exercised	$86	$15

Preferred stock dividend declared	$138	$138

Common stock cash dividend declared	$852	$-

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

PremierWest Bank’s two principal operating subsidiaries, Premier Finance Company and PremierWest Investment Services, Inc. provide financial services that compliment and support the traditional commercial banking operations of the Bank. Premier Finance Company is engaged in the business of consumer lending and operates from independent office locations or from within PremierWest Bank branch offices in the Bank’s major market areas as well as from offices located in Portland, Eugene and Coos Bay, Oregon. PremierWest Investment Services, Inc. functions under an arrangement with Linsco/Private Ledger, an independent broker/dealer. Operating throughout the Bank’s market area PremierWest Investment Services, Inc. offers brokerage services for financial and investment products including stocks, bonds, mutual funds and annuities.

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

Stock dividends – Share and per share data in the accompanying consolidated financial statements have been retroactively restated to reflect the 5% stock dividend paid on June 29, 2007.

Cash dividends – On May 24, 2007 the Company declared a $0.05 per share cash dividend payable on July 31, 2007, to shareholders of record July 16, 2007.

NOTE 2 – STOCK-BASED COMPENSATION

At June 30, 2007, PremierWest Bancorp had one active equity incentive plan – the 2002 Stock Incentive Plan (“2002 Plan”) plan. The 2002 Plan was initially established May 2002 and approved by shareholders. The plan was subsequently amended and restated in May 2005 and May 2007 to allow for the issuance of restricted stock grants in addition to stock options and to increase the number of shares available for issuance under the plan by 1,000,000 shares. Both amendments were approved by shareholders. The amended and restated 2002 Plan presently authorizes the issuance of up to 1,983,770 shares of stock, of which 1,240,235 shares were available for issuance at June 30, 2007. As of June 30, 2007, there were no restricted stock grants outstanding. The amended and restated 2002 Plan allows for stock options to be granted at an exercise price of not less than the fair market value of PremierWest Bancorp stock on the date of issuance, for a term not to exceed ten years. The Compensation Committee establishes the vesting schedule for each grant; historically the Committee has utilized graded vesting schedules over two or five year periods. During 2007, options granted to employees had graded vesting over a period of seven years and options granted to directors had graded vesting over a period of two years. Upon exercise of stock options or issuance of restricted stock, it is the Company’s policy to issue new shares of common stock.

During the six month period ended June 30, 2007, stock option activity was as follows:

			Weighted Average	Aggregate
	Number	Weighted Average	Remaining	Intrinsic Value
	of Shares	Exercise Price	Contractual Term	(in thousands)

Stock options outstanding, 12/31/06	915,246	$7.95
Granted	139,729	$12.40
Exercised	7,323	$8.95		$37

Forfeited	21,635	$9.74

Stock options outstanding, 6/30/07	1,026,017	$8.51	5.92	$5,079

Stock options exercisable, 6/30/07	592,765	$6.63	4.14	$4,049

Effective January 1, 2006, PremierWest Bancorp adopted Financial Accounting Standards Board Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires companies to measure and recognize as compensation expense the grant date fair market value for all share-based awards. That portion of the grant date fair market value that is ultimately expected to vest is recognized as expense over the requisite service period, typically the vesting period, utilizing the straight-line attribution method. SFAS 123R requires companies to estimate the fair market value of stock-based payment awards on the date of grant using an option-pricing model. We use the Black-Scholes option-pricing model to value our stock options. The Black-Scholes model requires the use of assumptions regarding the historical volatility of our stock price, our expected dividend yield, the risk-free interest rate, and the weighted average expected life of the options. The following schedule reflects the weighted-average assumptions included in this model as it relates to the valuation of options granted for the three and six month periods ended June 30, 2007 and 2006:

	Three months ended June 30,		Six months ended June 30,

	2007	2006	2007	2006

Risk-free interest rate	4.6%	4.5%	4.6%	4.5%
Expected dividend	0.77%	0.27%	0.77%	0.28%
Expected lives, in years	7.1	7.5	7.1	7.4
Expected volatility	28%	27%	28%	27%

The weighted-average grant date fair value of options granted during the three-month and six-month periods ending June 30, 2007 were $4.59 and $4.59, respectively.

Prior to the adoption of SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS 123R requires that the cash flows from the tax benefits resulting from tax deductions in excess of the compensation expense recognized for stock options (excess tax benefits) be reported as financing cash flows. Excess tax benefits classified as financing cash inflows for the six months ended June 30, 2007 and 2006 were $8,000 and $23,000, respectively.

Stock-based compensation expense recognized under SFAS 123R was $75,000 for the quarter ended June 30, 2007 with a related tax benefit of $28,700; and $50,000 for the quarter ended June 30, 2006 with a related tax benefit of $18,250. For the year-to-date period ending June 30, 2007, stock-based compensation expense totaled $143,000 with a related tax benefit of $54,700. For the year-to-date period ending June 30, 2006, stock-based compensation expense totaled $90,000 with a related tax benefit of $32,850. At June 30, 2007, unrecognized stock-based compensation expense totaled $1,060,000 and will be expensed over a weighted average period of 2.6 years.

NOTE 3 - INVESTMENT SECURITIES

Investment securities at June 30, 2007 and December 31, 2006 consisted of the following: (Dollars in 000's)

			2007

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value

Available-for-sale:
Mortgage-backed securities and collateralized
mortgage obligations	238	1	(3)	236

Total	$238	$1	$(3)	$236

Held-to-maturity:
U.S. Government and agency securities	$982	$-	$(2)	$980
Obligations of states and political subdivisions	5,242	14	(82)	5,174

	$6,224	$14	$(84)	$6,154

Restricted equity securities	$1,865	$-	$-	$1,865

			2006

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value

Available-for-sale
Mortgage-backed securities and collateralized
mortgage obligations	264	2	(3)	263

Total	$264	$2	$(3)	$263

Held-to-maturity:
Obligations of states and political subdivisions	$7,055	$6	$(62)	$6,999

Restricted equity securities	$1,865	$-	$-	$1,865

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

At June 30, 2007, investment securities with an estimated fair market value of $6.4 million were pledged to secure public deposits, certain nonpublic deposits, and borrowings.

NOTE 4 – LOANS, NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

Loans as of June 30, 2007 and December 31, 2006 consisted of the following:
(Dollars in 000's)	2007	2006

Real estate-commercial	$402,662	$387,986
Real estate-construction	275,718	259,254
Real estate-residential	17,652	17,513
Commercial	180,234	175,292
Agricultural	22,600	20,066
Consumer	70,718	53,542
Overdrafts	2,162	2,333
Other	4,178	6,701

Total loans	975,924	922,687
Less: deferred loan fees	(1,771)	(2,165)
Less: allowance for loan losses	(11,252)	(10,877)

Loans, net	$962,901	$909,645

Transactions in the allowance for loan losses for the six months ended June 30, 2007 and June 30, 2006 were as follows:
(Dollars in 000's)	2007	2006

BALANCE, beginning of the period	$10,877	$10,341
Balance Sheet reclassification (1)	(255)	-
Finance portfolio purchased (2)	436	-
Loans charged-off	(362)	(223)
Loan recoveries	281	64
Loan loss provision	275	500

BALANCE, end of the period	$11,252	$10,682

(1)	Amount reclassified from the allowance for loan losses to other liabilities - refer to discussion under Loan Loss Provision within the Management's Discussion and Analysis of Financial Condition and Results of Operations.

(2)	Amount resulting from the acquisition of consumer finance loan business - refer to Note 5.

The following table summarizes non-performing assets as of June 30, 2007 and December 31, 2006:
(Dollars in 000's)	2007	2006

Loans on non-accrual status	$2,843	$1,430
Loans past due greater than 90 days but not on non-accrual status	697	24

Total non-performing loans	3,540	1,454
Other real estate owned	101	-

Total non-performing assets	$3,641	$1,454

Percentage of non-performing loans to total loans	0.36%	0.16%

Percentage of non-performing assets to total assets	0.33%	0.14%

NOTE 5 – ACQUISITION OF CONSUMER FINANCE LOAN BUSINESS

On June 29, 2007, PremierWest Bank acquired the consumer finance loan business of Pacific Continental Bank, consisting of two independent consumer finance offices located in Eugene and Coos Bay, Oregon. As of the acquisition date, these offices and their employees commenced operating as branch offices of PremierWest Bank’s consumer finance subsidiary, Premier Finance Company. The transaction was accounted for as a purchase for cash of $11,115,000. The purchase price was allocated as follows: Real estate loans $9,197,000; Consumer loans $1,602,000; Other Assets $72,000; Allowance for loan losses $436,000; and Goodwill $680,000. Goodwill is expected to be fully deductible for tax purposes.

NOTE 6 - LINE OF CREDIT AND OTHER BORROWINGS

The Bank had outstanding borrowings with the Federal Home Loan Bank (FHLB) totaling $10.8 million and $6.1 million as of June 30, 2007 and December 31, 2006, respectively. In addition, as of June 30, 2007, the Bank had $24.6 million outstanding under letters of credit used to support its public funds pledging requirements. Letters of credit do not increase the Bank’s outstanding borrowings; however, they reduce the Bank’s borrowing availability. The Bank makes monthly principal and interest payments on long-term borrowings and monthly payments of interest only on short-term borrowings under the FHLB’s Cash Management Advance (CMA) program.

Of the total outstanding advances at June 30, 2007 and December 31, 2006, the Company had long-term borrowings of $822,000 and $1.1 million, respectively. Of the $822,000 outstanding at June 30, 2007, $3,000 will fully amortize to maturity in 2007; $745,000 will fully amortize to maturity in 2008; $29,000 will fully amortize to maturity in 2009; and $45,000 will fully amortize to maturity in 2014. Presently, monthly payments of $53,000 plus interest are being made against these long-term advances with a weighted average annual interest rate of 5.92% .

The Bank also utilizes FHLB’s Cash Management Advance program for short-term borrowing needs. Advances taken under this program mature in less than one year. As of June 30, 2007, the Company had $10.0 million in outstanding CMA advances; as of December 31, 2006, the company had $5.0 million in outstanding CMA advances. The effective rate charged against CMA advances as of June 30, 2007 was 5.625% .

All outstanding borrowings with the FHLB are collateralized as provided for under the Advances, Security and Deposit Agreement between the Bank and the FHLB and include the Bank’s FHLB stock and any funds or investment securities held by the FHLB that are not otherwise pledged for the benefit of others. In addition, certain qualifying loans were pledged to support the Bank’s outstanding advances and provided for immediate available borrowing capacity, after subtracting existing borrowings and outstanding letters of credit, of approximately $6.8 million and $14.0 million as of June 30, 2007 and December 31, 2006, respectively.

As an additional source of liquidity, the Bank maintains unsecured federal funds lines with multiple correspondent banks. Federal funds purchased generally mature within one to four days from the transaction date. As of June 30, 2007 the Company had $130.0 million in aggregate available borrowing capacity through correspondent banks. Outstanding balances under these commitments at June 30, 2007 and December 31, 2006 were $12.0 million and $6.8 million, respectively.

NOTE 7 – JUNIOR SUBORDINATED DEBENTURES

On December 30, 2004, the Company established two wholly-owned statutory business trusts (PremierWest Statutory Trust I and II) that were formed to issue junior subordinated debentures and related common securities. The $15,464,000 of junior subordinated debentures issued by the Trusts requires quarterly interest-only payments. Common stock issued by the Trusts and held as an investment by the Company is recorded in other assets in the consolidated balance sheets. Following are the terms of the junior subordinated debentures as of June 30, 2007.

		Issued			Maturity	Redemption
Trust Name	Issue Date	Amount	Rate(1	) (2)	Date	Date

PremierWest Statutory	December				December	December
Trust I	2004	$7,732,000	5.65%		2034	2009

PremierWest Statutory	December				March	March
Trust II	2004	$7,732,000	5.65%		2035	2010

		$15,464,000

(1)	PremierWest Statutory Trust I bears interest at the fixed rate of 5.65% until December 2009 at which time it converts to the variable rate of LIBOR + 1.75%, adjusted quarterly, through the final maturity date in December 2034.

(2)	PremierWest Statutory Trust II bears interest at the fixed rate of 5.65% until March 2010 at which time it converts to the variable rate of LIBOR + 1.79%, adjusted quarterly, through the final maturity date in March 2035.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve various levels and elements of credit and interest rate risk in excess of the amount recognized in the accompanying consolidated financial statements. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. As of June 30, 2007, the Company had $162.8 million of commitments to extend credit to customers and $9.2 million of standby letters of credit.

In the ordinary course of business, the Bank may become involved in various litigation arising from normal banking activities. In the opinion of management, the ultimate disposition of current actions will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

NOTE 9 - EARNINGS PER SHARE

The Company's basic earnings per common share is computed by dividing net income, less dividends declared on convertible preferred stock, by the weighted average number of common shares outstanding during the period, retroactively adjusted for all stock dividends paid and declared. The Company's diluted earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding plus dilutive common shares related to stock options, restricted stock grants and convertible preferred shares, retroactively adjusted for all stock dividends paid and declared. The following summarizes the weighted average shares outstanding for computation of basic and diluted shares for the three and six months ended June 30, 2007 and 2006.

Three-months ended June 30:	2007	2006

Weighted average number of common shares:
Average shares outstanding-basic	17,032,090	16,974,465
Average shares outstanding-diluted	18,554,696	18,530,253

Six-months ended June 30:	2007	2006

Weighted average number of common shares:
Average shares outstanding-basic	17,029,725	16,969,037
Average shares outstanding-diluted	18,551,187	18,550,577

NOTE 10 - RECENTLY ISSUED ACCOUNTING STANDARDS

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

OVERVIEW - The following includes management’s discussion of the financial condition and results of operations for PremierWest Bancorp and its wholly owned subsidiary, PremierWest Bank including the Bank’s wholly owned subsidiaries, Premier Finance Company and PremierWest Investment Services, Inc., for the three and six month periods ending June 30, 2007. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes contained in this report as well as the Company’s Form 10-K for the year ended December 31, 2006. For discussion purposes, management has made comparisons, as it deems appropriate, to comparable interim periods in 2006 and the fiscal year period ended December 31, 2006.

HIGHLIGHTS - For the second quarter ending June 30, 2007, the Company earned $3.9 million ($0.21 per diluted share), an increase of 3.57% compared to earnings of $3.8 million ($0.21 per diluted share) for the same period ended June 30, 2006. Annualized return on average shareholders’ equity was 12.95%, and return on average assets was 1.50% for the quarter ended June 30, 2007 as compared to an annualized return on average shareholders’ equity and return on average assets of 14.07% and 1.59%, respectively, for the quarter ended June 30, 2006.

At June 30, 2007 and December 31, 2006, gross loans (loans net of deferred loan fees but before deducting the allowance for loan losses), totaled $974.2 and $920.5 million, respectively, an increase of $53.7 million or 5.83% since year end (11.67% annualized growth rate). Deposits totaled $924.1 million at June 30, 2007 compared to $879.4 million at December 31, 2006, a 5.08% increase since year-end (10.17% annualized growth rate).

Total gross loans and total deposits at December 31, 2006 included a $20.0 million temporary increase made on the last business day of fiscal year end 2006 resulting from one commercial customer borrowing $20.0 million against their line of credit and depositing the funds in a money market checking account. The transaction was subsequently reversed on the first business day of fiscal year 2007 resulting in a neutralizing $20.0 million decline in gross loans and total deposits. After eliminating this $20.0 million temporary increase in loans and deposits, gross loans and total deposits increased 8.18% and 7.53% respectively, when compared to the year ended December 31, 2006.

PremierWest’s overall earnings growth over the six month period ending June 30, 2007, in comparison to the same period a year ago, resulted principally from the Bank’s loan growth and relatively higher interest rates. The Prime rate index has remained unchanged over the twelve month period ending June 30, 2007, in contrast to 100 basis point and 200 basis point increases, respectively, that occurred during the six month and twelve month periods ending June 30, 2006.

Our growth in interest income was offset by faster increases in our interest expense. With the overall interest rate environment having stabilized relative to the previous year of steady quarter over quarter increases, the result has been that re-pricing on the asset side of our balance sheet from variable rate loans and new loan production has slowed whereas the re-pricing of our liabilities, especially certificates of deposit with maturities that lag behind the movements of the rate environment, have accelerated. As a result, our net interest margin, the key component of our profitability, has compressed and therefore, despite our growing loan portfolio, the relative growth in our net interest income has slowed.

Additionally, the Bank’s loan to deposit ratio continues to exceed 100% because within our marketplace we are experiencing greater loan demand than our ability to source local core deposits as a funding source. Our loan to deposit ratio, based on net loans (loans net of deferred loan fees and the allowance for loan losses) was 104.2%, 103.4% and 109.7% as of June 30, 2007, December 31, 2006 and June 30, 2006, respectively.

Core deposits are our lowest cost and preferred source of funds and when our loan volume exceeds our level of core deposits we must rely on higher cost borrowings and/or brokered deposits as a secondary source of funding to bridge the gap between deposit and loan volumes. Historically our funding gap has been supported by short-term borrowings however, during the second quarter of 2007 the Bank began utilizing brokered certificates of deposit as a funding source. Brokered deposits comprised $35.7 million of total deposits at June 30, 2007. Brokered deposits are a higher cost source of funding compared to core deposits but a lower cost source of funding compared to short-term borrowings. Management will continue to incorporate brokered deposits as part of the Bank’s overall funding strategy in order to lower the Bank’s overall cost of funds and support liquidity needs.

Management continues to implement relationship oriented strategies for attracting core deposits in order to reduce our reliance on higher costing borrowings and brokered deposits in order to maximize interest rate margins within the constraints of our highly competitive marketplace. While the competitive environment for attracting deposits remains keen, PremierWest has been successful over time at growing its core deposit base and continues to aggressively seek local deposits. At the same time, PremierWest operates within a geographic market with a robust and growing economy that presents the opportunity to grow our loan portfolio while maintaining consistency in credit quality. Accordingly, management expects that the Bank will continue to capture loan volume at a faster rate than our ability to fully fund the loan volume from core deposits.

Management’s broader business plan and growth strategy continues to be driven by de novo branching and/or acquisition opportunities aimed at building the dominant community banking franchise within the Company’s geographical footprint, presently comprising southern and central Oregon and northern California. PremierWest has experienced solid loan demand from all of its major market areas. The Bank’s year over year loan growth, excellent credit quality and a stronger pipeline of new loan production compared to a year ago, is in line with Management’s growth expectations at June 30, 2007.

FINANCIAL HIGHLIGHTS

The following table presents information regarding yields on interest-earning assets, rates paid on interest-bearing liabilities, net interest spreads, net yields on average interest-earning assets, returns on average assets and returns on average equity for the periods indicated.

(Dollars in 000's)			Increase
Analysis for the three-month period ended June 30:	2007	2006	(Decrease)	%Change

Average fed funds sold and investments	$10,550	$16,942	$(6,392)	-37.73%
Average gross loans	940,453	849,029	91,424	10.77%
Average interest-earning assets	951,003	865,971	85,032	9.82%
Average interest-bearing liabilities	724,334	648,215	76,119	11.74%
Average total assets	1,050,511	960,675	89,836	9.35%
Average equity	122,098	108,465	13,633	12.57%
Average yield earned (1)	8.60%	8.41%	0.19	2.26%
Average rate paid	3.62%	2.75%	0.87	31.64%
Net interest spread	4.98%	5.66%	(0.68)	-12.01%

Net interest income to average
interest-earning assets (net interest margin) (1)	5.85%	6.36%	(0.51)	-8.02%
Annualized return on average assets	1.50%	1.59%	(0.09)	-5.66%
Annualized return on average equity	12.95%	14.07%	(1.12)	-7.96%
Efficiency ratio (2)	59.88%	60.35%	(0.47)	-0.78%

(Dollars in 000's)			Increase
Analysis for the six-month period ended June 30:	2007	2006	(Decrease)	%Change

Average fed funds sold and investments	$11,158	$17,244	$(6,086)	-35.29%
Average gross loans	922,650	834,295	88,355	10.59%
Average interest-earning assets	933,808	851,539	82,269	9.66%
Average interest-bearing liabilities	710,376	633,818	76,558	12.08%
Average total assets	1,032,796	944,563	88,233	9.34%
Average equity	120,271	106,765	13,506	12.65%
Average yield earned (1)	8.60%	8.28%	0.32	3.86%
Average rate paid	3.56%	2.60%	0.96	36.92%
Net interest spread	5.04%	5.68%	(0.64)	-11.27%
Net interest income to average
interest-earning assets (net interest
margin) (1)	5.89%	6.34%	(0.45)	-7.10%
Annualized return on average assets	1.43%	1.51%	(0.08)	-5.30%
Annualized return on average equity	12.26%	13.39%	(1.13)	-8.44%
Efficiency ratio (2)	61.50%	61.65%	(0.15)	-0.24%

Notes:

(1)	Tax equivalent

(2)	Noninterest expense divided by net interest income plus noninterest income

RESULTS OF OPERATIONS

NET INTEREST INCOME – Net interest income, our primary source of revenue, is the difference between the interest income generated from our earning assets (loans and investments) and the interest expense paid on our interest-bearing liabilities (interest-bearing deposits and borrowed funds). Our net interest income is impacted by variables such as the volume and mix of our earning assets; the volume and mix of both our interest-bearing and non interest-bearing liabilities; the quality of our loan portfolio; and the general movement in the market rates of interest. During the second quarter of 2007, our interest income increased $2.3 million while our interest expense increased $2.1 million resulting in our net interest income increasing $161,000 (1.2%) compared to the same period a year ago.

The increases in our interest income, interest expense and the resulting net interest income for the second quarter and year-to-date period ending June 30, 2007, compared to the same periods in 2006, resulted from the combination of higher levels of both our earning assets and interest-bearing liabilities, and relatively higher, though stabilized short-term interest rates. Short-term interest rates as measured by the Prime rate index over the past twelve months have remained unchanged whereas over the course of the six month and twelve month period ending June 30, 2006, the Prime index increased 100 basis points and 200 basis points, respectively.

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

For the quarter ending June 30,2007, our tax equivalent net interest margin was 5.85%, a 51 basis point decrease over the same period a year ago and a 9 basis point decrease compared to the first quarter of 2007. Our cost of average interest bearing deposits increased from 2.44% during the second quarter of 2006 to 3.52% for the second quarter of 2007. Compared to the second quarter of 2006, when our net interest margin was 6.36%, our net interest margin for the four successive quarters since June 30, 2006, was 6.27%, 6.15%, 5.94% and 5.85%, respectively.

LOAN LOSS PROVISION – Charges made to the provision for loan losses were $275,000 and $500,000 for the six-month periods ended June 30, 2007 and June 30, 2006, respectively. The Company had net charge offs of $81,000 during the first six-months of 2007 compared to $159,000 in net charge offs for the corresponding period in 2006. Additionally, two adjustments were made in the allowance for loan losses during the six-month period ending June 30, 2007. First, during the first quarter 2007, a reduction in the allowance for loan losses of $255,000 resulted from a one-time balance sheet reclassification. This reclassification of $255,000 represents the off-balance sheet credit exposure associated with unfunded commitments to lend and letters of credit. In accordance with Financial Accounting Standard No. 5, the reserve for off-balance sheet credit exposure should be classified under other liabilities on the balance sheet. Previous to this reclassification, the Bank included a reserve for off-balance sheet credit exposure as a part of the allowance for loan losses. Second, during the second quarter 2007, as a result of the Bank’s purchase of a consumer finance loan business, an additional $436,000 was added to the allowance for loan losses (see Note 5). Management believes that, as of June 30, 2007, the balance in the allowance for loan losses was reasonable and appropriate to support inherent probable losses.

NONINTEREST INCOME – Noninterest income represents service charges, fees, commissions and other income derived principally from general banking services, residential mortgage brokerage activity, sales of investment and insurance products, and gains from the sale of other assets. Total noninterest income increased approximately $321,000 (16.3%) and $497,000 (13.1%) for the three and six months ending June 30, 2007, as compared to the corresponding period in 2006. Growth in noninterest income over the first half of 2007 compared to the first six months of 2006 included increases of $145,000, or 8.76%, from account service charges, $280,000, or 46.59%, from investment services, $140,000, or 19.02% from other commission and fees and $85,000, or 35.12% from other sources of non-interest income. This was offset by a decrease in mortgage banking fees of $153,000, or 27.03%, resulting from lower volumes of residential mortgage originations.

NONINTEREST EXPENSE - Noninterest expense increased approximately $214,000 or 2.3% and $585,000 or 3.1%, respectively, for the three months and six months ended June 30, 2006, as compared to the corresponding period in 2006. On a consolidated basis the increase over the six month period resulted from a $162,000 (1.41%) increase in salaries and benefits expenses; a $54,000 (1.84%) increase in occupancy and equipment expenses; and a $369,000 (8.5%) net increase in other noninterest expenses. The increases in noninterest expenses are the result of our growth in general, including annual salary increases that begin in the first quarter of each year, and the increased expenses associated with opening three new de novo branches during fiscal year 2006. Management believes that the higher occupancy and personnel expenses incurred to grow the Bank’s footprint and enter new markets are strategic costs that will drive future earnings growth.

EFFICIENCY RATIO - The Company's efficiency ratio was 59.88% during the second quarter of 2007, a 47 basis point improvement compared to 60.35% for the second quarter of 2006 and a 333 basis point improvement over the immediately preceding quarter ending March 31, 2007. The Company’s year-to-date efficiency ratio for the six-month period ending June 30, 2007 was 61.50% . Management continues to monitor organizational efficiency and believes that a ratio in the high 50% to low 60% range is a reasonable and sustainable target given the Bank’s strategies for both growth and customer service.

FINANCIAL CONDITION – Total assets of $1.096 billion at June 30, 2007 increased $61.3 million or 5.92% during the first six months of 2007 compared to total assets of $1.035 billion at December 31, 2006. This growth principally resulted from an increase in earning assets. Overall, gross loans increased $53.7 million; other earning assets increased $2.9 million; premises and equipment increased $3.6 million; and other assets increased $1.5 million.

Net loans accounted for 87.87% of total assets at June 30, 2007 compared to 87.93% at December 31, 2006. As of June 30, 2007, the allowance for loan losses increased to $11.3 million from $10.9 million at December 31, 2006. As discussed under the heading Loan Loss Provision above, the allowance for loan losses included two adjustments during the current year, a $255,000 reduction from a balance sheet reclassification and a $436,000 increase as a result of the Bank’s purchase of a consumer finance loan business. Absent these adjustments, the allowance for loan losses would have reflected an increase of $194,000. The Company's ratio of allowance for loan losses to total loans was 1.16% at June 30, 2007 as compared to 1.18% at December 31, 2006 and 1.23% at June 30, 2006.

Non-performing assets (defined as loans on non-accrual status, loans 90 days or more past due and other real estate owned) either specifically reserved or adequately collateralized, based on our analysis for potential impairment, were $3.6 million, $1.5 million and $817,000 at June 30, 2007, December 31, 2006 and June 30, 2006, respectively. Although the dollar amount of non performing assets have increased significantly since year end, the identified assets are centered in approximately nine credit relationships and one property held as other real estate owned. The identified loans are secured and have been properly reserved for in the allowance for loan losses; the asset held as other real estate owned is expected to sell early in the third quarter. Management anticipates minimal potential for loss on the identified non-performing assets and further believes the overall credit quality of our loan portfolio to be excellent. PremierWest Bank maintains and adheres to disciplined underwriting standards and has a proven track record for managing credit risk as well as identifying and aggressively administering problem loans.

Total deposits increased to $924.1 million at June 30 2007, a $44.7 million or 5.08% (10.16% annualized) increase compared to $879.4 million as of December 31, 2006. During the second quarter of 2007 the Bank began utilizing brokered certificates of deposits as part of its funding strategy in order to reduce cost of funds and support the Bank’s overall liquidity needs. Deposits at June 30, 2007 include $35.7 million in brokered certificates of deposit compared to no brokered deposits at December 31, 2006.

Net loan volume continues to exceed our level of deposits though the ratio has improved since the second quarter of 2006. As of June 30, 2007, our loan-to-deposit ratio of 104.2% compared to a ratio of 103.4% as of December 31, 2006 and 109.7% as of June 30, 2006. Overall demand for loans has been steady and as anticipated, deposit growth, particularly in our newest market areas, has lagged behind loan production. Notwithstanding management’s desire to maintain a loan-to-deposit ratio at or below 100%, as of June 30, 2007, the Bank’s deposit mix remained stable – consisting of 21.7% noninterest bearing demand, with core deposits, consisting of noninterest bearing demand, interest-bearing demand and regular savings deposits, representing 41.5%, time deposits (excluding brokered deposits) comprising 32.9%, and brokered deposits totaling 3.9% of total deposits.

Management closely monitors the Bank’s liquidity needs and maintains the ability to borrow from the Federal Home Loan Bank of Seattle and other correspondent banks, as well as source deposits through the brokered CD market. For more information about liquidity refer to the Liquidity and Capital Resources section below.

The table below sets forth certain summary balance sheet information for June 30, 2007 and December 31, 2006: (Dollars in 000’s)

			Increase (Decrease)
	June 30,	December 31,
	2007	2006	6/30/07 – 12/31/06

(Dollars in 000's)

ASSETS
Federal funds sold	$3,765	$-	$3,765	n/a
Securities available for sale	236	263	(27)	-10.27%
Securities held to maturity	6,224	7,055	(831)	-11.78%
Federal Home Loan Bank
deposits and stock	1,597	1,595	2	0.13%
Loans, net	962,901	909,645	53,256	5.85%
Other assets (1)	121,072	115,953	5,119	4.41%

Total assets	$1,095,795	$1,034,511	$61,284	5.92%

LIABILITIES
Noninterest-bearing
deposits	$201,065	$199,462	$1,603	0.80%
Interest-bearing
deposits	722,997	679,888	43,109	6.34%

Total deposits	924,062	879,350	44,712	5.08%

Other liabilities (2)	48,896	38,902	9,994	25.69%

Total liabilities	972,958	918,252	54,706	5.96%

SHAREHOLDERS’
EQUITY	122,837	116,259	6,578	5.66%

Total liabilities
and share-
holder’s equity	$1,095,795	$1,034,511	$61,284	5.92%

(1)	Includes cash and due from banks, other equity investments, premises and equipment, goodwill, core deposit intangible, accrued interest receivable and bank-owned life insurance.

(2)	Includes borrowings, accrued interest payable and other liabilities.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY – Liquidity enables the Company to fund loan commitments and meet customer withdrawals of deposits. The Company maintains its liquidity position through maintenance of cash resources, the stability of and growth in our core deposit base and through our ability to borrow funds from committed sources of credit and/or source brokered deposits.

As of June 30, 2007, the Company’s overall liquidity position remained relatively stable when compared to December 31, 2006. The Bank’s loan volume continues to exceed deposits as reflected in its loan-to-deposit ratio at June 30, 2007 and December 31, 2006 of 104.20% and 103.45%, respectfully. Liquidity in the form of excess cash and funds invested on a short-term basis as federal funds sold and interest-earning deposits with the FHLB increased approximately $3.8 million while borrowed funds in the form of federal funds purchased and FHLB advances increased $9.9 million as of June 30, 2007 when compared to December 31, 2006. Investment securities either held-to-maturity or available-for-sale declined by a net $858,000 as a result of maturities that occurred. All of the Company’s investment securities are pledged for collateralization of public funds on deposit and, therefore, are not available for purposes of liquidity. Historically our pledging requirements have been met through the use of our securities portfolio and more recently supplemented by our borrowing capacity through the use of letters of credit to meet pledging requirements. As of June 30, 2007, in addition to the full use of our securities portfolio, the Bank was using letters of credit totaling $24.6 million to satisfy its pledging requirements.

Management maintains contingency plans for addressing the Company’s ongoing liquidity needs and presently believes the Bank’s stable core deposit base provides for flexibility and opportunity should management decide to attract deposits more aggressively by increasing the rate of interest offered on deposits – particularly certificates of deposit. In addition, the Bank has tested its ability to identify and sell loans to a participating bank in order to provide additional cash for liquidity purposes. Further, should loan demand outpace our ability to gather sufficient deposits or maintain adequate funding from other borrowings, the Company could slow its loan growth through various policy changes including increased pricing. The Company maintains a secured line-of-credit with the FHLB. As of June 30, 2007, the Bank had $800,000 of long-term borrowings and $10.0 million of short-term borrowings advanced from the FHLB, and had an immediate availability to borrow an additional $6.8 million under the Company's credit line. The Company also has unsecured federal funds credit lines for up to $130.0 million available from various correspondent banks. As of June 30, 2007, there were $12.0 million in balances outstanding against these federal funds credit lines leaving available credit of $118.0 million.

At June 30, 2007, the Company had approximately $162.0 million in outstanding commitments to extend credit for newly approved loans and construction projects. Under the terms of construction project commitments, completion of specified project benchmarks must be certified before funds may be drawn. Additionally, we anticipate that a portion of these commitments will expire or terminate without funding. Management believes that the Company's available resources will be sufficient to fund these commitments in the normal course of business.

CAPITAL RESOURCES - Federal regulators require the measurement of various capital ratios, including risk-based capital measurements. Risk-weighted ratios require an analysis that weights balance sheet and off-balance sheet items for their inherent risk. It requires minimum standards for risk-based capital by capital tier. As a minimum requirement, the total risk-based capital ratio should be at least 8.00%, the Tier 1 capital ratio should be at least 4.00%, and the leverage capital ratio should be at least 4.00% . At March 31, 2007, the Company's regulatory capital ratios were as follows: total risk-based capital ratio was 11.73%, Tier 1 capital ratio was 10.67%, and the leverage capital ratio was 11.18% . If the Company achieved only minimum regulatory capital levels, further growth could be restricted to the level attainable through generation and retention of net income or the Company may find it necessary to seek additional capital from outside sources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises principally from interest rate risk in its lending, deposit and borrowing activities. Management actively monitors and manages its interest rate risk exposure. Although the Company manages other risks, such as credit quality and liquidity risk, in the normal course of business, management considers interest rate risk to be a significant market risk, which could have the largest material effect on the Company's financial condition and results of operations. Other types of market risks, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities. The Company did not experience a significant change in market risk at June 30, 2007 as compared to December 31, 2006.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	[Not applicable.]

(b)	[Not applicable.]

(c)	[Not applicable.]

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(a)	[Not applicable.]

(b)	[Not applicable.]

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

(a)	The Company's 2007 Annual Meeting of Stockholders (the "Annual Meeting") was held on May 24, 2007 in Medford, Oregon.

(b)	The following matters were voted upon at the Annual Meeting and received the following vote:

Proposal 1:				Percent
Election of Board of Directors	For	Withheld		Voting For Proposal
John L. Anhorn	14,025,478	51,838		86.48%
Richard Hieb	14,009,561	67,755		86.38%
James M. Ford	14,012,775	64,541		86.40%
John A. Duke	13,604,165	473,151		83.88%
Patrick G. Huycke	14,004,911	72,405		86.35%
Rickar D. Watkins	14,028,547	48,769		86.50%
Brian Pargeter	14,004,911	72,405		86.35%
Dennis Hoffbuhr	14,023,580	53,736		86.47%
Thomas Becker	14,014,177	63,169		86.41%
James Patterson	14,004,911	72,405		86.35%
John Dickerson	13,473,769	603,547		83.08%
Proposal 2:	For	Against	Withheld
Approval of Amendment to the 2002 Stock
Incentive Plan increasing the number of
shares available for issuance under the
plan by 1,000,000 shares	8,791,917	929,596	311,089	54.21%
Broker non-votes			4,044,714
Quorum:
Allowed shares to vote:	16,217,860
Responded:	14,077,316
Percent responded:	86.80%

ITEM 5. OTHER INFORMATION [None.] ITEM 6. EXHIBITS

(a)	Exhibits

	31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

	32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

SIGNATURES: Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: July 27, 2007
PREMIERWEST BANCORP
/s/ John L. Anhorn
John L. Anhorn, Chief Executive Officer

/s/ Tom Anderson
Tom Anderson, Executive Vice-President and Chief Financial Officer