Form 10-Q
period 2007-09-30
PREMIERWEST BANCORP
filed 2007-11-05
CIK 1102287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549 FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2007 Commission File Number: 000-50332

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
                                                        Yes [X ]    No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
                                    Large accelerated filer [   ]                     Accelerated filer [   ]                   Non-accelerated filer [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                                                                Yes [   ]    No [X]

The number of shares outstanding of Registrant's common stock as of October 31, 2007 was 16,998,169.

PART I. FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS
PREMIERWEST BANCORP AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS (Dollars in 000’s) (UNAUDITED) ASSETS
	September 30,	December 31,	September 30,
	2007	2006	2006

Cash and cash equivalents:
Cash and due from banks	$28,846	$36,497	$33,862
Federal funds sold	-	-	-

Total cash and cash equivalents	28,846	36,497	33,862

Interest-bearing deposits with Federal Home Loan Bank	38	7	15

Investments:
Investment securities available-for-sale, at fair market value	229	263	4,268
Investment securities held-to-maturity, at amortized cost	6,057	7,055	7,255
Restricted equity securities	1,865	1,865	1,865

Total investments	8,151	9,183	13,388

Mortgage loans held-for-sale	354	993	524
Loans, net of allowance for loan losses and deferred loan fees	990,700	908,652	856,304

Loans, net	991,054	909,645	856,828

Premises and equipment, net of accumulated depreciation	38,089	34,102	33,433
Core deposit intangibles, net of accumulated amortization	1,640	2,010	2,134
Goodwill	20,942	20,414	20,414
Accrued interest and other assets	26,153	22,653	20,884

TOTAL ASSETS	$1,114,913	$1,034,511	$980,958

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits:
Demand	$193,666	$199,462	$199,256
Interest-bearing demand and savings	376,729	407,559	346,153
Time	356,006	272,329	258,635

Total deposits	926,401	879,350	804,044
Federal funds purchased	23,470	6,835	7,795
Federal Home Loan Bank borrowings	13,164	6,141	31,301
Junior subordinated debentures	15,464	15,464	15,464
Accrued interest and other liabilities	11,266	10,462	9,228

Total liabilities	989,765	918,252	867,832

COMMITMENTS AND CONTINGENCIES (Note 8)
SHAREHOLDERS' EQUITY
Series A Preferred Stock, no par value, 1,000,000 shares
authorized, 11,000 shares issued and outstanding	9,590	9,590	9,590
Common stock - no par value; 50,000,000 shares authorized;
16,994,363 shares issued and outstanding
(16,216,481 shares at 12/31/06; 16,203,331 shares at 9/30/06)	97,269	85,906	85,748
Retained earnings	18,223	20,663	17,683
Accumulated other comprehensive income	66	100	105

Total shareholders' equity	125,148	116,259	113,126

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,114,913	$1,034,511	$980,958

See accompanying notes.

PREMIERWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in 000’s, Except for Earnings per Share Data)
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006

INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$21,455	$18,736	$60,930	$53,226
Interest on investments:
Taxable	15	24	26	73
Nontaxable	53	75	179	251
Interest on federal funds sold	14	26	79	87
Other interest and dividends	3	-	23	10

Total interest and dividend income	21,540	18,861	61,237	53,647

INTEREST EXPENSE
Deposits:
Interest-bearing demand and savings	2,435	1,620	7,322	3,866
Time	4,212	2,700	11,069	6,997
Federal funds purchased	233	209	452	727
Federal Home Loan Bank advances	152	465	301	1,133
Junior subordinated debentures	218	218	655	655

Total interest expense	7,250	5,212	19,799	13,378

Net Interest Income	14,290	13,649	41,438	40,269

LOAN LOSS PROVISION	225	150	500	650

Net interest income after loan loss provision	14,065	13,499	40,938	39,619

NONINTEREST INCOME
Service charges on deposits accounts	1,121	857	2,922	2,511
Mortgage banking fees	145	223	558	789
Investment brokerage and annuity fees	396	249	1,277	850
Other commissions and fees	473	425	1,349	1,161
Gains on sales on investments securities, net	-	2	-	2
Other noninterest income	173	274	504	517

Total noninterest income	2,308	2,030	6,610	5,830

NONINTEREST EXPENSE
Salaries and employee benefits	5,921	5,631	17,581	17,128
Net occupancy and equipment	1,545	1,507	4,532	4,439
Communications	432	439	1,299	1,267
Professional fees	210	372	657	871
Advertising	174	246	542	816
Other	1,546	1,254	4,562	3,683

Total noninterest expense	9,828	9,449	29,173	28,204

INCOME BEFORE PROVISION FOR INCOME TAXES	6,545	6,080	18,375	17,245

PROVISION FOR INCOME TAXES	2,502	2,383	7,023	6,457

NET INCOME	$4,043	$3,697	$11,352	$10,788

EARNINGS PER COMMON SHARE:
BASIC	$0.23	$0.21	$0.65	$0.62

DILUTED	$0.22	$0.20	$0.61	$0.58

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
Unrealized losses
on investment securities
available-for-sale of $44
(net of taxes of $27)	-	-	-	-	-	44	44	44
Other comprehensive income-
Amortization of unrealized
gains for investment securities
transferred to held-to-maturity
of $63 (net of taxes of $39)	-	-	-	-	-	(63)	(63)	(63)

Comprehensive income								$10,769

Preferred stock dividend declared	-	-	-	-	(206)	-	(206)
Common stock cash dividend declared	-	-	-	-	(810)	-	(810)
Stock-based compensation expense	-	-	-	150	-	-	150
5% stock dividend	-	-	769,145	11,914	(11,914)	-	-
Cash paid for fractional shares	-	-	-	-	(11)	-	(11)
Stock options exercised	-	-	60,755	281	-	-	281
Income tax benefit of stock options
exercised	-	-	-	169	-	-	169

BALANCE - September 30, 2006	11,000	$9,590	16,203,331	$85,748	$17,683	$105	$113,126

BALANCE - JANUARY 1, 2007	11,000	$9,590	16,216,481	$85,906	$20,663	$100	$116,259
Comprehensive income:
Net income	-	-	-	-	11,352	-	11,352	$11,352
Unrealized losses
on investment securities
available-for-sale of $1
(nominal tax effect)	-	-	-	-	-	1	1	1
Other comprehensive income-
amortization of unrealized
gains for investment securities
transferred to held-to-maturity
of $35 (net of taxes of $22)	-	-	-	-	-	(35)	(35)	(35)

Comprehensive income								$11,318

Preferred stock dividend declared	-	-	-	-	(206)	-	(206)
Common stock cash dividend declared	-	-	-	-	(1,873)	-	(1,873)
Stock-based compensation expense	-	-	-	218	-	-	218
Repurchase of common stock	-	-	(73,800)	(931)	-	-	(931)
5% stock dividend	-	-	810,457	11,703	(11,703)	-	-
Cash paid for fractional shares	-	-	-	-	(10)	-	(10)
Stock options exercised	-	-	41,225	227	-	-	227
Income tax benefit of stock options
exercised	-	-	-	146	-	-	146

BALANCE - September 30, 2007	11,000	$9,590	16,994,363	$97,269	$18,223	$66	$125,148

See accompanying notes.

PREMIERWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in 000’s)
(UNAUDITED)
	For the Nine Months Ended

	September 30,	September 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,352	$10,788
Adjustments to reconcile net income to net cash
from operating activities:
Depreciation and amortization	2,288	2,415
Loan loss provision	500	650
Deferred income taxes	(969)	(726)
Amortization of premium on investment
securities, net	(3)	43
Funding of loans held-for-sale	(20,894)	(12,439)
Sale of loans held-for-sale	21,730	12,780
Gain on sale of loans held-for-sale	(196)	(98)
Stock-based compensation expense	218	150
Excess tax benefit from stock options exercised	(69)	(159)
Gain on sales of investment securities, net	-	(2)
Gain on sales of premises and equipment	(86)	(18)
Gain on sale of other real estate	(5)	-
Write down of low income housing tax credit investment	237	-
Changes in accrued interest receivable/payable and other
assets/liabilities	(2,105)	(791)

Net cash from operating activities	11,998	12,593

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from calls, paydowns and maturities of investment
securities available-for-sale	34	1,048
Purchase of investment securities held-to-maturity	(977)	-
Proceeds from calls, paydowns and maturities of investment
securities held-to-maturity	1,944	2,262
Increase in interest-bearing deposits with Federal Home Loan Bank	(31)	(6)
Purchase of low income housing tax credit investment	(237)	(123)
Proceeds from sale of other real estate	101	-
Loan originations, net	(71,930)	(61,724)
Purchase of premises and equipment, net	(5,812)	(4,871)
Purchase of consumer loan finance business	(11,142)	-

Net cash from investing activities	(88,050)	(63,414)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	47,051	35,625
Net increase in Federal Home Loan Bank borrowings	7,023	29,521
Net increase in Federal Funds purchased	16,635	(8,635)
Repurchase of common stock	(931)	-
Dividends paid on common stock	(1,663)	(769)
Stock options exercised	227	281
Excess tax benefit from stock options exercised	69	159
Cash paid for fractional shares relating to stock dividend	(10)	(11)

Net cash from financing activities	68,401	56,171

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(7,651)	5,350
CASH AND CASH EQUIVALENTS - Beginning of the period	36,497	28,512

CASH AND CASH EQUIVALENTS - End of the period	$28,846	$33,862

SUPPLEMENTAL DISCOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$19,333	$13,034

Cash paid for taxes	$7,892	$7,987

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
Transfers of loans to other real estate owned	$101	$-

Income tax benefit of stock options exercised	$146	$169

Preferred stock dividend declared	$206	$206

Common stock cash dividend declared	$1,020	$810

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

PremierWest Bank’s two principal operating subsidiaries, Premier Finance Company and PremierWest Investment Services, Inc. provide financial services that compliment and support the traditional commercial banking operations of the Bank. Premier Finance Company is engaged in the business of consumer lending and operates from independent office locations or from within PremierWest Bank branch offices in the Bank’s major market areas as well as from offices located in Portland, Eugene and Coos Bay, Oregon. PremierWest Investment Services, Inc. functions under an arrangement with Linsco/Private Ledger, an independent broker/dealer. Operating throughout the Bank’s market area PremierWest Investment Services, Inc. offers financial and investment products including stocks, bonds, mutual funds, annuities and insurance.

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

Cash dividends – On May 24, 2007 the Company declared a $0.05 per share cash dividend payable on July 31, 2007, to shareholders of record July 16, 2007. On September 20, 2007, the Company initiated a quarterly dividend policy and declared a $0.06 per share cash dividend payable on October 15, 2007, to shareholders of record October 1, 2007.

NOTE 2 – STOCK-BASED COMPENSATION

At September 30, 2007, PremierWest Bancorp had one active equity incentive plan – the 2002 Stock Incentive Plan (“2002 Plan”) plan. The 2002 Plan was initially established May 2002 and approved by shareholders. The plan was amended and restated in May 2005 to allow for the issuance of restricted stock grants in addition to stock options. The plan was also amended and restated in May 2007 to increase the number of shares available for issuance under the plan by 1,000,000 shares. Both amendments were approved by shareholders. The amended and restated 2002 Plan presently authorizes the issuance of up to 1,973,467 shares of stock, of which 1,241,330 shares were available for issuance at September 30, 2007. As of September 30, 2007, there were no restricted stock grants outstanding. The amended and restated 2002 Plan allows for stock options to be granted at an exercise price of not less than the fair market value of PremierWest Bancorp stock on the date of issuance, for a term not to exceed ten years. The Compensation Committee establishes the vesting schedule for each grant; historically the Committee has utilized graded vesting schedules over two or five year periods. During 2007, options granted to employees had graded vesting over a period of seven years and options granted to directors had graded vesting over a period of two years. Upon exercise of stock options or issuance of restricted stock, it is the Company’s policy to issue new shares of common stock.

During the nine month period ended September 30, 2007, stock option activity was as follows:

			Weighted Average	Aggregate
	Number	Weighted Average	Remaining	Intrinsic Value
	of Shares	Exercise Price	Contractual Term	(in thousands)

Stock options outstanding, 12/31/06	915,246	$7.95
Granted	143,229	$12.41
Exercised	(41,579)	$5.42		$300

Forfeited	(26,230)	$9.57

Stock options outstanding, 9/30/07	990,666	$8.66	5.73	$4,537

Stock options exercisable, 9/30/07	558,349	$6.76	3.87	$3,618

Effective January 1, 2006, PremierWest Bancorp adopted Financial Accounting Standards Board Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires companies to measure and recognize as compensation expense the grant date fair market value for all share-based awards. That portion of the grant date fair market value that is ultimately expected to vest is recognized as expense over the requisite service period, typically the vesting period, utilizing the straight-line attribution method. SFAS 123R requires companies to estimate the fair market value of stock-based payment awards on the date of grant using an option-pricing model. We use the Black-Scholes option-pricing model to value our stock options. The Black-Scholes model requires the use of assumptions regarding the historical volatility of our stock price, our expected dividend yield, the risk-free interest rate, and the weighted average expected life of the options. The following schedule reflects the weighted-average assumptions included in this model as it relates to the valuation of options granted for the three and nine month periods ended September 30, 2007 and 2006:

	Three months ended September 30,		Nine months ended September 30,

	2007	2006	2007	2006

Risk-free interest rate	4.6%	5.0%	4.6%	4.8%
Expected dividend	0.94%	0.51%	0.77%	0.29%
Expected lives, in years	7	6.5	7.1	7.3
Expected volatility	29%	28%	28%	27%

The weighted-average grant date fair value of options granted during the three month and nine month periods ending September 30, 2007 were $4.62 and $4.59, respectively.

Prior to the adoption of SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS 123R requires that the cash flows from the tax benefits resulting from tax deductions in excess of the compensation expense recognized for stock options (excess tax benefits) be reported as financing cash flows. Excess tax benefits classified as financing cash inflows for the nine months ended September 30, 2007 and 2006 were $69,000 and $159,000, respectively.

Stock-based compensation expense recognized under SFAS 123R was $75,000 for the quarter ended September 30, 2007 with a related tax benefit of $28,700; and $60,000 for the quarter ended September 30, 2006 with a related tax benefit of $22,800. For the year-to-date period ending September 30, 2007, stock-based compensation expense totaled $218,000 with a related tax benefit of $83,400. For the year-to-date period ending September 30, 2006, stock-based compensation expense totaled $150,000 with a related tax benefit of $57,000. At September 30, 2007, unrecognized stock-based compensation expense totaled $997,000 and will be expensed over a weighted average period of 2.5 years.

NOTE 3 - INVESTMENT SECURITIES

Investment securities at September 30, 2007 and December 31, 2006 consisted of the following: (Dollars in 000's)

			2007

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value

Available-for-sale:
Mortgage-backed securities and collateralized
mortgage obligations	229	2	(2)	229

Total	$229	$2	$(2)	$229

Held-to-maturity:
U.S. Government and agency securities	$993	$1	$-	$994
Obligations of states and political subdivisions	5,064	5	(46)	5,023

	$6,057	$6	$(46)	$6,017

Restricted equity securities	$1,865	$-	$-	$1,865

			2006

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value

Available-for-sale
Mortgage-backed securities and collateralized
mortgage obligations	264	2	(3)	263

Total	$264	$2	$(3)	$263

Held-to-maturity:
Obligations of states and political subdivisions	$7,055	$6	$(62)	$6,999

Restricted equity securities	$1,865	$-	$-	$1,865

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

At September 30, 2007, investment securities with an estimated fair market value of $6.2 million were pledged to secure public deposits, certain nonpublic deposits, and borrowings.

NOTE 4 – LOANS, NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

Loans as of September 30, 2007 and December 31, 2006 consisted of the following:
(Dollars in 000's)	2007	2006

Real estate-commercial	$432,150	$387,986
Real estate-construction	268,856	259,254
Real estate-residential	16,480	17,513
Commercial	179,673	175,292
Agricultural	29,903	20,066
Consumer	71,176	53,542
Overdrafts	2,735	2,333
Other	3,214	6,701

Total loans	1,004,187	922,687
Less: deferred loan fees	(1,746)	(2,165)
Less: allowance for loan losses	(11,387)	(10,877)

Loans, net	$991,054	$909,645

Transactions in the allowance for loan losses for the nine months ended September 30, 2007 and September 30, 2006 were as follows:

(Dollars in 000's)	2007	2006

BALANCE, beginning of the period	$ 10,877	$10,341
Balance Sheet reclassification (1)	(255)	-
Finance portfolio purchased (2)	436	-
Loans charged-off	(573)	(359)
Loan recoveries	402	129
Loan loss provision	500	650

BALANCE, end of the period	$ 11,387	$10,761

(1)	Amount reclassified from the allowance for loan losses to other liabilities - refer to discussion under Loan Loss Provision within the Management's Discussion and Analysis of Financial Condition and Results of Operations.

(2)	Amount resulting from the acquisition of consumer finance loan business - refer to Note 5.

The following table summarizes non-performing assets as of September 30, 2007 and December 31, 2006:
(Dollars in 000's)	2007	2006

Loans on non-accrual status	$3,472	$1,430
Loans past due greater than 90 days but not on non-accrual status	655	24

Total non-performing loans	4,127	1,454
Other real estate owned	-	-

Total non-performing assets	$4,127	$1,454

Percentage of non-performing loans to total loans	0.41%	0.16%

Percentage of non-performing assets to total assets	0.37%	0.14%

NOTE 5 – ACQUISITION OF CONSUMER FINANCE LOAN BUSINESS

On June 29, 2007, PremierWest Bank acquired the consumer finance loan business of Pacific Continental Bank, consisting of two independent consumer finance offices located in Eugene and Coos Bay, Oregon. As of the acquisition date, these offices and their employees commenced operating as branch offices of PremierWest Bank’s consumer finance subsidiary, Premier Finance Company. The transaction was accounted for as a purchase for cash of $11,142,000. The purchase price was allocated as follows: Real estate loans $9,197,000; Consumer loans $1,602,000; Deferred tax asset $175,000; Other assets $76,000; Allowance for loan losses $436,000; and Goodwill $528,000. Goodwill is expected to be fully deductible for tax purposes.

NOTE 6 - LINE OF CREDIT AND OTHER BORROWINGS

The Bank had outstanding borrowings with the Federal Home Loan Bank (FHLB) totaling $13.2 million and $6.1 million as of September 30, 2007 and December 31, 2006, respectively. In addition, as of September 30, 2007, the Bank had $24.9 million outstanding under letters of credit used to support its public funds pledging requirements. Letters of credit do not increase the Bank’s outstanding borrowings; however, they reduce the Bank’s borrowing availability. The Bank makes monthly principal and interest payments on long-term borrowings and monthly payments of interest only on short-term borrowings under the FHLB’s Cash Management Advance (CMA) program.

Of the total outstanding advances at September 30, 2007 and December 31, 2006, the Company had long-term borrowings of $664,000 and $1.1 million, respectively. Of the $664,000 outstanding at September 30, 2007, $595,000 will fully amortize to maturity in 2008; $25,000 will fully amortize to maturity in 2009; and $44,000 will fully amortize to maturity in 2014. Presently, monthly payments of $52,000 plus interest are being made against these long-term advances with a weighted average annual interest rate of 5.93% .

The Bank also utilizes FHLB’s Cash Management Advance program for short-term borrowing needs. Advances taken under this program mature in less than one year. As of September 30, 2007, the Company had $12.5 million in outstanding CMA advances; as of December 31, 2006, the company had $5.0 million in outstanding CMA advances. The effective rate charged against CMA advances as of September 30, 2007 was 5.50% .

All outstanding borrowings with the FHLB are collateralized as provided for under the Advances, Security and Deposit Agreement between the Bank and the FHLB and include the Bank’s FHLB stock and any funds or investment securities held by the FHLB that are not otherwise pledged for the benefit of others. In addition, certain qualifying loans were pledged to support the Bank’s outstanding advances and provided for immediate available borrowing capacity, after subtracting existing borrowings and outstanding letters of credit, of approximately $9.5 million and $14.0 million as of September 30, 2007 and December 31, 2006, respectively.

As an additional source of liquidity, the Bank maintains unsecured federal funds lines with multiple correspondent banks. Federal funds purchased generally mature within one to four days from the transaction date. As of September 30, 2007 the Company had $130.0 million in aggregate available borrowing capacity through correspondent banks. Outstanding balances under these commitments at September 30, 2007 and December 31, 2006 were $23.5 million and $6.8 million, respectively.

NOTE 7 – JUNIOR SUBORDINATED DEBENTURES

On December 30, 2004, the Company established two wholly-owned statutory business trusts (PremierWest Statutory Trust I and II) that were formed to issue junior subordinated debentures and related common securities. The $15,464,000 of junior subordinated debentures issued by the Trusts requires quarterly interest-only payments. Common stock issued by the Trusts and held as an investment by the Company is recorded in other assets in the consolidated balance sheets. Following are the terms of the junior subordinated debentures as of September 30, 2007.

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

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve various levels and elements of credit and interest rate risk in excess of the amount recognized in the accompanying consolidated financial statements. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. As of September 30, 2007, the Company had $187.8 million of commitments to extend credit to customers and $8.2 million of standby letters of credit.

In the ordinary course of business, the Bank may become involved in various litigation arising from normal banking activities. In the opinion of management, the ultimate disposition of current actions will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

NOTE 9 - EARNINGS PER SHARE

The Company's basic earnings per common share is computed by dividing net income, less dividends declared on convertible preferred stock, by the weighted average number of common shares outstanding during the period, retroactively adjusted for all stock dividends paid and declared. The Company's diluted earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding plus dilutive common shares related to stock options, restricted stock grants and convertible preferred shares, retroactively adjusted for all stock dividends paid and declared. The following summarizes the weighted average shares outstanding for computation of basic and diluted shares for the three and nine months ended September 30, 2007 and 2006.

Three-months ended September 30:	2007	2006

Weighted average number of common shares:
Average shares outstanding-basic	17,007,857	17,006,932
Average shares outstanding-diluted	18,449,381	18,563,043

Nine-months ended September 30:	2007	2006

Weighted average number of common shares:
Average shares outstanding-basic	17,022,356	16,981,809
Average shares outstanding-diluted	18,512,521	18,571,144

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

In September 2006, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue No. 06-4 (“EITF 06-4”), “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” EITF 06-4 requires employers to recognize a liability for future benefits provided through endorsement split-dollar life insurance arrangements that extend into postretirement periods in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” or APB Opinion No. 12, “Omnibus Opinion – 1967.” The provisions of EITF 06-4 become effective on January 1, 2008 and are to be applied as a change in accounting principle either through a cumulative-effect adjustment to retained earnings or other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption; or through retrospective application to all prior periods. Management does not expect the adoption of EITF 06-4 to have a material impact on the consolidated financial statements.

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

PENDING ACQUISITION - On October 19, 2007, PremierWest Bancorp and Stockmans Financial Group (SFG) signed an agreement for PremierWest to acquire SFG and its subsidiary, Stockmans Bank, both headquartered in Elk Grove, California. Terms of the agreement call for PremierWest to pay $22,769,059 in cash and issue 5,357,426 shares of its common stock. Based on PremierWest’s October 19, 2007 closing price, the value of the stock consideration is approximately $65.0 million. This merger will add five branch locations in the Sacramento, California market to PremierWest’s existing network of 17 northern California branch offices, further solidifying the Bank’s northern California presence and making its initial entry into the Sacramento market. Subject to regulatory approval, and the approval of both bank’s shareholders, the merger is expected to close during the first quarter of 2008.

OVERVIEW - The following includes management’s discussion of the financial condition and results of operations for PremierWest Bancorp and its wholly owned subsidiary, PremierWest Bank including the Bank’s wholly owned subsidiaries, Premier Finance Company and PremierWest Investment Services, Inc., for the three and nine month periods ending September 30, 2007. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes contained in this report as well as the Company’s Form 10-K for the year ended December 31, 2006. For discussion purposes, management has made comparisons, as it deems appropriate, to comparable interim periods in 2007, 2006 and the fiscal year period ended December 31, 2006.

HIGHLIGHTS - For the third quarter ending September 30, 2007, the Company earned $4.0 million ($0.22 per diluted share), an increase of 9.36% compared to earnings of $3.7 million ($0.21 per diluted share) for the same period ended September 30, 2006. Annualized return on average shareholders’ equity was 12.84%, and return on average assets was 1.46% for the quarter ended September 30, 2007 as compared to an annualized return on average shareholders’ equity and return on average assets of 13.03% and 1.51%, respectively, for the quarter ended September 30, 2006.

At September 30, 2007 and December 31, 2006, gross loans (loans net of deferred loan fees but before deducting the allowance for loan losses), totaled $1.0 billion and $920.5 million, respectively, an increase of $81.9 million or 8.90% since year end (11.87% annualized growth rate). Deposits totaled $926.4 million at September 30, 2007, compared to $879.4 million at December 31, 2006, a 5.35% increase since year-end (7.13% annualized growth rate).

Total gross loans and total deposits at December 31, 2006, included a $20.0 million temporary increase made on the last business day of fiscal year end 2006, resulting from one commercial customer borrowing $20.0 million against their line of credit and depositing the funds in a money market checking account. The transaction was subsequently reversed on the first business day of fiscal year 2007 resulting in a neutralizing $20.0 million decline in gross loans and total deposits. After eliminating this $20.0 million temporary increase in loans and deposits, gross loans and total deposits increased 11.32% and 7.80% respectively, when compared to the year ended December 31, 2006.

PremierWest’s overall earnings growth over the nine month period ending September 30, 2007, in comparison to the same period a year ago, resulted principally from the Bank’s loan growth and relatively higher interest rates. Although the Prime rate index decreased 50 basis points effective September 19, 2007, it was relatively unchanged over the twelve month period ending

September 30, 2007, in contrast to 100 basis point and 150 basis point increases, respectively, that occurred during the nine month and twelve month periods ending September 30, 2006.

Our growth in interest income was offset by faster increases in our interest expense. With the overall interest rate environment having stabilized relative to the previous year, the result has been that re-pricing on the asset side of our balance sheet from variable rate loans and new loan production has slowed whereas the re-pricing of our liabilities, especially certificates of deposit with maturities that lag behind the movements of the rate environment, have accelerated. As a result, our net interest margin, the key component of our profitability, has compressed and therefore, despite our growing loan portfolio, the relative growth in our net interest income has slowed.

Additionally, the Bank’s loan to deposit ratio continues to exceed 100% because within our marketplace we continue to experience greater loan demand than our ability to source local core deposits as a funding source. Our loan to deposit ratio, based on net loans (loans net of deferred loan fees and the allowance for loan losses) was 107.0%, 103.4% and 106.6% as of September 30, 2007, December 31, 2006 and September 30, 2006, respectively.

Core deposits are our lowest cost and preferred source of funds and when our loan volume exceeds our level of core deposits we must rely on higher cost borrowings and/or brokered deposits as a secondary source of funding to bridge the gap between deposit and loan volumes. Historically our funding gap has been supported by short-term borrowings however, during the second quarter of 2007 the Bank began utilizing brokered certificates of deposit as a funding source. Brokered deposits comprised $59.1 million of total deposits at September 30, 2007, an increase of $23.4 million over the previous quarter ending June 30, 2007. Brokered deposits are a higher cost source of funding compared to core deposits but when used in conjunction with short-term borrowings, provide a cost effective source of funding and an additional source of liquidity. Management will continue to incorporate brokered deposits as part of the Bank’s overall funding strategy in order to lower the Bank’s overall cost of funds and support liquidity needs.

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

PremierWest has experienced solid loan demand from all of its major market areas. The Bank’s year over year loan growth, excellent credit quality and a stronger pipeline of new loan production compared to a year ago, is in line with Management’s internal growth expectations at September 30, 2007. Management’s broader business plan and growth strategy continues to be driven by de novo branching and/or acquisition opportunities aimed at building the dominant community banking franchise within the Company’s geographical footprint, that presently encompasses southern and central Oregon and northern California.

FINANCIAL HIGHLIGHTS

The following table presents information regarding yields on interest-earning assets, rates paid on interest-bearing liabilities, net interest spreads, net yields on average interest-earning assets, returns on average assets and returns on average equity for the periods indicated.

(Dollars in 000's)			Increase
Analysis for the three-month period ended September 30:	2007	2006	(Decrease)	%Change

Average fed funds sold and investments	$9,319	$15,456	$(6,137)	-39.71%
Average gross loans	990,231	860,051	130,180	15.14%
Average interest-earning assets	999,550	875,507	124,043	14.17%
Average interest-bearing liabilities	767,647	652,653	114,994	17.62%
Average total assets	1,102,091	972,614	129,477	13.31%
Average equity	124,962	112,596	12,366	10.98%
Average yield earned (1)	8.60%	8.58%	0.02	0.23%
Average rate paid	3.75%	3.17%	0.58	18.30%
Net interest spread	4.85%	5.41%	(0.56)	-10.35%

Net interest income to average
interest-earning assets (net interest margin) (1)	5.72%	6.22%	(0.50)	-8.04%
Annualized return on average assets	1.46%	1.51%	(0.05)	-3.31%
Annualized return on average equity	12.84%	13.03%	(0.19)	-1.46%
Efficiency ratio (2)	59.21%	60.27%	(1.06)	-1.76%

(Dollars in 000's)			Increase
Analysis for the nine-month period ended September 30:	2007	2006	(Decrease)	%Change

Average fed funds sold and investments	$10,412	$16,642	$(6,230)	-37.44%
Average gross loans	945,424	842,975	102,449	12.15%
Average interest-earning assets	955,836	859,617	96,219	11.19%
Average interest-bearing liabilities	729,677	640,166	89,511	13.98%
Average total assets	1,056,148	954,016	102,132	10.71%
Average equity	121,852	108,730	13,122	12.07%
Average yield earned (1)	8.60%	8.38%	0.22	2.63%
Average rate paid	3.63%	2.79%	0.84	30.11%
Net interest spread	4.97%	5.59%	(0.62)	-11.09%
Net interest income to average
interest-earning assets (net interest
margin) (1)	5.83%	6.30%	(0.47)	-7.46%
Annualized return on average assets	1.44%	1.51%	(0.07)	-4.64%
Annualized return on average equity	12.46%	13.27%	(0.81)	-6.10%
Efficiency ratio (2)	60.71%	61.18%	(0.47)	-0.77%

Notes:
(1)	Tax equivalent
(2)	Noninterest expense divided by net interest income plus noninterest income

RESULTS OF OPERATIONS

NET INTEREST INCOME – Net interest income, our primary source of revenue, is the difference between the interest income generated from our earning assets (loans and investments) and the interest expense paid on our interest-bearing liabilities (interest-bearing deposits and borrowed funds). Our net interest income is impacted by variables such as the volume and mix of our earning assets; the volume and mix of both our interest-bearing and non interest-bearing liabilities; the quality of our loan portfolio; and the general movement in the market rates of interest. During the third quarter of 2007, our interest income increased $2.7 million while our interest expense increased $2.0 million resulting in our net interest income increasing $641,000 (4.7%) compared to the same period a year ago.

The increases in our interest income, interest expense and the resulting net interest income for the third quarter and year-to-date period ending September 30, 2007, compared to the same periods in 2006, resulted from the combination of higher levels of both our earning assets and interest-bearing liabilities, and relatively higher, though stabilized short-term interest rates. Short-term interest rates as measured by the Prime rate index over the past twelve months have remained nearly unchanged though the Prime rate was lowered by 50 basis points on September 19, 2007, less than two weeks before the end of most recent quarter end. By comparison, over the course of the same quarter and year-to-date periods ending September 30, 2006, the Prime rate index had increased 0 basis points and 100 basis points, respectively.

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

For the quarter ending September 30,2007, our tax equivalent net interest margin was 5.72%, a 50 basis point decrease over the same period a year ago and a 13 basis point decrease compared to the second quarter of 2007. Our cost of average interest bearing deposits increased from 2.91% during the third quarter of 2006, to 3.64% for the third quarter of 2007. Compared to the third quarter of 2006, when our net interest margin was 6.22%, our net interest margin for the four successive quarters since September 30, 2006, was 6.15%, 5.94%, 5.85% and 5.72%, respectively.

LOAN LOSS PROVISION – Charges made to the provision for loan losses were $500,000 and $650,000 for the nine month periods ended September 30, 2007 and September 30, 2006, respectively. The Company had net charge offs of $171,000 during the first nine months of 2007 compared to $230,000 in net charge offs for the corresponding period in 2006. Additionally, two adjustments were made in the allowance for loan losses during the nine month period ending September 30, 2007. First, during the first quarter 2007, a reduction in the allowance for loan losses of $255,000 resulted from a one-time balance sheet reclassification. This reclassification of $255,000 represents the off-balance sheet credit exposure associated with unfunded commitments to lend and letters of credit. In accordance with Financial Accounting Standard No. 5, the reserve for off-balance sheet credit exposure should be classified under other liabilities on the balance sheet. Previous to this reclassification, the Bank included a reserve for off-balance sheet credit exposure as a part of the allowance for loan losses. Second, during the second quarter 2007, as a result of the Bank’s purchase of a consumer finance loan business, an additional $436,000 was added to the allowance for loan losses (see Note 5). Management believes that, as of September 30, 2007, the balance in the allowance for loan losses was reasonable and appropriate to support inherent probable losses.

NONINTEREST INCOME – Noninterest income represents service charges, fees, commissions and other income derived principally from general banking services, residential mortgage brokerage activity, sales of investment and insurance products, and gains from the sale of other assets. Total noninterest income increased approximately $278,000 (13.69%) and $780,000 (13.38%) for the three and nine months ending September 30, 2007, as compared to the corresponding periods in 2006. Growth in noninterest income during the year-to-date period ending September 30, 2007 compared to same period for 2006, included increases of $411,000, or 16.37% from account service charges, $427,000, or 50.24% from investment services and $188,000, or 16.19% from other commissions and fees. This was offset by a decrease in mortgage origination fees of $231,000, or 29.28%, resulting from lower volumes of residential mortgage originations, and a decrease of $15,000, or 2.89% from other sources of non-interest income.

NONINTEREST EXPENSE - Noninterest expense increased approximately $379,000 or 4.01% and $969,000 or 3.44%, respectively, for the three months and nine months ended September 30, 2007, as compared to the corresponding period in 2006. On a consolidated basis the increase over the nine month period resulted from a $453,000 (2.64%) increase in salaries and benefits expenses; a $93,000 (2.10%) increase in occupancy and equipment expenses; and a $423,000 (6.37%) net increase in other noninterest expenses. The increases in noninterest expenses are the result of our growth in general, including annual salary increases that begin in the first quarter of each year, and the increased expenses associated with five PremierWest Bank branches and three Premier Finance Company offices opened late in 2006 or during 2007. The first nine months of 2007 includes $1.3 million of non-interest expense directly related to the operation of these eight offices compared to $359,000 for the comparable period last year. Management believes that the higher occupancy and personnel expenses incurred to grow the Bank’s footprint and enter new markets are strategic costs that will drive future earnings growth.

EFFICIENCY RATIO - The Company's efficiency ratio was 59.21% during the third quarter of 2007, a 106 basis point improvement compared to 60.27% for the third quarter of 2006, and a 67 basis point improvement over the immediately preceding quarter ending June 30, 2007. The Company’s year-to-date efficiency ratio for the nine month period ending September 30, 2007, was 60.71% . Management continues to monitor organizational efficiency and believes that a ratio in the high 50% to low 60% range is a reasonable and sustainable target given the Bank’s strategies for both growth and customer service.

FINANCIAL CONDITION – Total assets of $1.115 billion at September 30, 2007, increased $80.4 million or 7.77% compared to total assets of $1.035 billion at December 31, 2006. This growth principally resulted from an increase in earning assets. Overall, gross loans increased $81.9 million; the Allowance for Loan Losses increased $500,000; other earning assets decreased $1 million; premises and equipment increased $4.0 million; and other assets decreased $4.0 million.

Net loans accounted for 88.89% of total assets at September 30, 2007 compared to 87.93% at December 31, 2006. As of September 30, 2007, the allowance for loan losses increased to $11.4 million from $10.9 million at December 31, 2006. As discussed under the heading Loan Loss Provision above, the allowance for loan losses included two adjustments during the current year, a $255,000 reduction from a balance sheet reclassification and a $436,000 increase as a result of the Bank’s purchase of a consumer finance loan business. Absent these adjustments, the allowance for loan losses would have reflected an increase of $329,000. The Company's ratio of allowance for loan losses to total loans was 1.14% at September 30, 2007, as compared to 1.18% at December 31, 2006, and 1.24% at September 30, 2006.

Non-performing assets (defined as loans on non-accrual status, loans 90 days or more past due and other real estate owned) either specifically reserved or adequately collateralized, based on our analysis for potential impairment, were $4.1 million, $1.5 million and $1.2 million at September 30, 2007, December 31, 2006, and September 30, 2006, respectively. Although the dollar amount of non-performing assets have increased significantly since year end, the identified assets are concentrated in five credit relationships. The identified loans are secured and have been properly reserved for in the allowance for loan losses. Management anticipates minimal potential for loss on the identified non-performing assets and further believes the overall credit quality of the loan portfolio to be excellent. PremierWest Bank maintains and adheres to disciplined underwriting standards and has a proven track record for managing credit risk as well as identifying and aggressively administering problem loans.

Total deposits increased to $926.4 million at September 30, 2007, a $47.1 million or 5.35% (7.13% annualized) increase compared to $879.4 million as of December 31, 2006. During the second quarter of 2007 the Bank began utilizing brokered certificates of deposits as part of its funding strategy in order to reduce cost of funds and support the Bank’s overall liquidity needs. Deposits at September 30, 2007, include $59.1 million in brokered certificates of deposit in contrast to no brokered deposits at December 31, 2006.

Net loan volume continues to exceed our level of deposits. As of September 30, 2007, our loan-to-deposit ratio of 107.0% compared to a ratio of 103.4% as of December 31, 2006, and 106.6% as of September 30, 2006. Overall demand for loans has been steady and as anticipated, deposit growth, particularly in our newest market areas, has lagged behind loan production. Notwithstanding management’s desire to maintain a loan-to-deposit ratio at or below 100%, as of September 30, 2007, the Bank’s deposit mix remained stable – consisting of 20.91% non-interest bearing demand, with core deposits, consisting of non-interest bearing demand, interest-bearing demand and regular savings deposits representing 61.6%, time deposits (excluding brokered deposits) comprising 32.0%, and brokered deposits totaling 6.4% of total deposits.

Management closely monitors the Bank’s liquidity needs and maintains the ability to borrow from the Federal Home Loan Bank of Seattle and other correspondent banks, as well as source deposits through the brokered CD market. For more information about liquidity refer to the Liquidity and Capital Resources section below.

The table below sets forth certain summary balance sheet information for September 30, 2007, and December 31, 2006: (Dollars in 000’s)

	September 30,	December 31,	Increase (Decrease)

	2007	2006	9/30/07 – 12/31/06

(Dollars in 000's)

ASSETS
Federal funds sold	$-	$-	$-	n/a
Securities available for sale	229	263	(34)	-12.93%
Securities held to maturity	6,057	7,055	(998)	-14.15%
Federal Home Loan Bank
deposits and stock	1,626	1,595	31	1.94%
Loans, net	991,054	909,645	81,409	8.95%
Other assets (1)	115,947	115,953	(6)	-0.01%

Total assets	$1,114,913	$1,034,511	$80,402	7.77%

LIABILITIES
Noninterest-bearing
deposits	$193,666	$199,462	$(5,796)	-2.91%
Interest-bearing
deposits	732,735	679,888	52,847	7.77%

Total deposits	926,401	879,350	47,051	5.35%

Other liabilities (2)	63,364	38,902	24,462	62.88%

Total liabilities	989,765	918,252	71,513	7.79%

SHAREHOLDERS’
EQUITY	125,148	116,259	8,889	7.65%

Total liabilities
and share-
holder’s equity	$1,114,913	$1,034,511	$80,402	7.77%

(1)	Includes cash and due from banks, other equity investments, premises and equipment, goodwill, core deposit intangible, accrued interest receivable and bank-owned life insurance.
(2)	Includes borrowings, accrued interest payable and other liabilities.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY – Liquidity enables the Company to fund loan commitments and meet customer withdrawals of deposits. The Company maintains its liquidity position through maintenance of cash resources, the stability of and growth in our core deposit base and through our ability to borrow funds from committed sources of credit and/or source brokered deposits.

As of September 30, 2007, the Company’s overall liquidity position remained relatively stable when compared to December 31, 2006. The Bank’s loan volume continues to exceed deposits as reflected in its loan-to-deposit ratio at September 30, 2007, and December 31, 2006 of 106.98% and 103.45%, respectfully. Liquidity in the form of excess cash and funds invested on a short-term basis as federal funds sold and interest-earning deposits with the FHLB increased approximately $31,000 while borrowed funds in the form of federal funds purchased and FHLB advances increased $23.7 million as of September 30, 2007, when compared to December 31, 2006. Investment securities either held-to-maturity or available-for-sale declined by a net $1.0 million as a result of maturities that occurred. All of the Company’s investment securities are pledged for collateralization of public funds on deposit and, therefore, are not available for purposes of liquidity. Historically our pledging requirements have been met through the use of our securities portfolio and more recently supplemented by our borrowing capacity through the use of letters of credit to meet pledging requirements. As of September 30, 2007, in addition to the full use of our securities portfolio, the Bank was using letters of credit totaling $24.9 million to satisfy its pledging requirements.

Management maintains contingency plans for addressing the Company’s ongoing liquidity needs and presently believes the Bank’s stable core deposit base provides for flexibility and opportunity should management decide to attract deposits more aggressively by increasing the rate of interest offered on deposits – particularly certificates of deposit. In addition, the Bank has tested its ability to identify and sell loans to a participating bank in order to provide additional cash for liquidity purposes. Further, should loan demand outpace our ability to gather sufficient deposits or maintain adequate funding from other borrowings, the Company could slow its loan growth through various policy changes including increased pricing. The Company maintains a secured line-of-credit with the FHLB. As of September 30, 2007, the Bank had $664,000 of long-term borrowings and $12.5 million of short-term borrowings advanced from the FHLB, and had an immediate availability to borrow an additional $9.5 million under the Company's credit line. The Company also has unsecured federal funds credit lines for up to $130.0 million available from various correspondent banks. As of September 30, 2007, there were $23.5 million in balances outstanding against these federal funds credit lines leaving available credit of $106.5 million.

At September 30, 2007, the Company had approximately $187.8 million in outstanding commitments to extend credit for newly approved loans and construction projects. Under the terms of construction project commitments, completion of specified project benchmarks must be certified before funds may be drawn. Additionally, we anticipate that a portion of these commitments will expire or terminate without funding. Management believes that the Company's available resources will be sufficient to fund these commitments in the normal course of business.

CAPITAL RESOURCES - Federal regulators require the measurement of various capital ratios, including risk-based capital measurements. Risk-weighted ratios require an analysis that weights balance sheet and off-balance sheet items for their inherent risk. It requires minimum standards for risk-based capital by capital tier. As a minimum requirement, the total risk-based capital ratio should be at least 8.00%, the Tier 1 capital ratio should be at least 4.00%, and the leverage capital ratio should be at least 4.00% . At September 30, 2007, the Company's regulatory capital ratios were as follows: total risk-based capital ratio was 11.78%, Tier 1 capital ratio was 10.71%, and the leverage capital ratio was 10.88% . If the Company achieved only minimum regulatory capital levels, further growth could be restricted to the level attainable through generation and retention of net income or the Company may find it necessary to seek additional capital from outside sources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises principally from interest rate risk in its lending, deposit and borrowing activities. Management actively monitors and manages its interest rate risk exposure. Although the Company manages other risks, such as credit quality and liquidity risk, in the normal course of business, management considers interest rate risk to be a significant market risk, which could have the largest material effect on the Company's financial condition and results of operations. Other types of market risks, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities. The Company did not experience a significant change in market risk at September 30, 2007, as compared to December 31, 2006.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	[Not applicable.]

(b)	[Not applicable.]

(c)	The following table provides information about repurchases of common stock by the Company during the quarter ended September 30, 2007.

			Total Number of	Maximum Number of
			Shares Purchased	Remaining Shares
	Total Number		as Part of Publicly	that May be
	of Shares	Average Price	Announced Plan	Purchased at Period
Period	Purchased (1)	Paid Per Share	(2)	End under the Plan

7/1/07 - 7/31/07	16,900	$12.69	16,900	983,100.00
8/1/07 - 8/31/07	56,900	$12.54	56,900	926,200.00
9/1/07 - 9/30/07	-		-

Total for the quarter	73,800	$12.58	73,800

(1)	Shares repurchased by the Company during the quarter consist of 73,800 shares repurchased pursuant to the Company's publicly announced corporate stock repurchase plan described in (2) below.
(2)	The repurchase plan, which was approved by the board and announced in May 2007, authorized the repurchase of up to 1.0 million shares. The plan has no stated expiration.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(a)	[Not applicable.]

(b)	[Not applicable.]

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

[None.]

ITEM 5. OTHER INFORMATION [None.]

ITEM 6. EXHIBITS

(a)	Exhibits
	3.1	Articles of Incorporation of PremierWest Bancorp (incorporated by reference to Registrant’s statement on Form S-4 (File No. 333-110842).
	3.2	Amended and Restated Bylaws of PremierWest Bancorp (incorporated by reference to Registrant’s quarterly report on Form 10-Q for the period ended September 30, 2003).
	31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
	32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

SIGNATURES: Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: October 31, 2007 PREMIERWEST BANCORP

/s/ John L. Anhorn John L. Anhorn, Chief Executive Officer

/s/ Tom Anderson Tom Anderson, Executive Vice President and Chief Financial Officer