Form 10-K
period 2007-12-31
PREMIERWEST BANCORP
filed 2008-03-14
CIK 1102287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007 Commission file number: 000-50332

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
Yes [   ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [   ] No [X]

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
Yes [   ] No [X]

As of June 30, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $205,098,057 based on the $13.46 closing price as reported on the National Association of Securities Dealers Automated Quotation System National Market System.

The number of shares outstanding of Registrant's common stock as of March 7, 2008 was 22,329,900.

Documents Incorporated by Reference

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held May 22, 2008 are incorporated by reference into Part III.

	PREMIERWEST BANCORP
	FORM 10-K
	TABLE OF CONTENTS

		PAGE

Disclosure Regarding Forward Looking Statements		1

PART I

Item 1.	Business	1 - 8
Item 1A.	Risk Factors	8 - 10
Item 1B.	Unresolved Staff Comments	10
Item 2.	Properties	10
Item 3.	Legal Proceedings	11
Item 4.	Submission of Matters to a Vote of Security Holders	11

PART II

Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters	12 - 14
Item 6.	Selected Financial Data	15
Item 7.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	16 - 35
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	35 - 37
Item 8.	Financial Statements and Supplementary Data	38
Item 9.	Changes In and Disagreements with Accountants on Accounting
	and Financial Disclosure	39
Item 9A.	Controls and Procedures	39
Item 9B.	Other Information	39

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	40
Item 11.	Executive Compensation	40
Item 12.	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters	40
Item 13.	Certain Relationships and Related Transactions, and Director Independence	40
Item 14.	Principal Accountant Fees and Services	40

PART IV

Item 15.	Exhibits and Financial Statement Schedules	41 - 42

SIGNATURES		43 - 44

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of the "safe-harbor" provisions of Sections 21D and 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on the beliefs of PremierWest Bancorp's (the Company) management and on assumptions made by management on the basis of information currently available. Other than for statements of historical fact, all statements about our financial position and results of operations, business strategy and management's plans and objectives for future operations are forward-looking statements. When used in this report, the words "anticipate," "believe," "estimate," "expect," and "intend" and words or phrases of similar meaning, as they relate to the Company or management, are intended in part to help identify forward-looking statements. Examples of forward-looking statements include, but are not limited to statements that include projections or management's expectations for revenues, income or expenses, earnings per share, capital expenditures, dividends, capital structure and other financial items; statements of the plans and objectives of the Company, its management or its board of directors, including the introduction of new products or services, plans for expansion, acquisitions or future growth and estimates or predictions of actions by customers, vendors, competitors or regulatory authorities; statements about future economic performance; and statements of assumptions underlying other statements about the Company and its business. Although management believes that the expectations reflected in forward-looking statements are reasonable, we can make no assurance that such expectations will prove correct. Forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements. For a more comprehensive discussion of the risk factors impacting our business refer to Item 1A Risk Factors in this report beginning on page 9. These risks and uncertainties include our ability to maintain or expand our market share or our net interest margin; and factors that could limit or delay implementation of our marketing and growth strategies. Further, actual results may be affected by our ability to compete on price and other factors with other financial institutions; customer acceptance of new products and services; localized economic conditions and events that disproportionately affect our business; and general trends in the banking industry, interest rate economy and regulatory environment. In addition, we face various risks inherent in the banking industry relating to collectibility of loans and changes in interest rates. Other risks include those identified from time to time in our past and future filings with the Securities and Exchange Commission. Note that this list of risks is not exhaustive, and risks identified are applicable as of the date made and cannot be updated.

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

       PremierWest earned $15.1 million for the year ended December 31, 2007, a 3.10% increase compared to net income of $14.6 million for 2006. Net income of $14.6 million in 2006 was up 11.10% over 2005 earnings of $13.2 million. Our diluted earnings per share were $0.82, $0.79 and $0.71 for the years ended 2007, 2006 and 2005, respectively. Return on average shareholders' equity was 12.25% for the year ended December 31, 2007 compared to the return on average shareholder’s equity of 13.26% and 13.59% for 2006 and 2005, respectively.

SUBSIDIARIES

     PremierWest Bank conducts a general commercial banking business, gathering deposits from the general public and applying those funds to the origination of loans for commercial, real estate, and consumer purposes and investments. The Bank was created from the merger of Bank of Southern Oregon and Douglas National Bank on May 8, 2000, and the simultaneous formation of a bank holding company for the resulting bank, PremierWest Bank. In April 2001, the Company acquired Timberline Bancshares, Inc. and its wholly-owned subsidiary, Timberline Community Bank ("Timberline"), with eight branch offices located in Siskiyou County in northern California. On January 23, 2004, the Company acquired Mid Valley Bank, with five branch offices located in the northern California counties of Shasta, Tehama, and Butte. This acquisition was accounted for as a purchase, accordingly the consolidated financial statements of PremierWest Bancorp include the results of operation of Mid Valley Bank since the date of acquisition. On January 26, 2008, the Company acquired Stockmans Financial Group and its wholly owned banking subsidiary, Stockmans Bank, with five branch offices located in the greater Sacramento, California area. This acquisition will also be accounted for as a purchase and be reflected in the 2008 consolidated financial statements of PremierWest from the date of acquisition forward.

       PremierWest Bank adheres to a community banking strategy by offering a full range of financial products and services through its network of branches encompassing a two state region between northern California and southern Oregon from Roseburg, Oregon, to the north, and the markets situated around Roseville and Woodland, California, to the south; and the high growth market area of Deschutes County located in central Oregon. The Bank has three subsidiaries: Premier Finance Company, PremierWest Investment Services, Inc. and Blue Star Properties, Inc. Premier Finance Company originates consumer loans from offices located in Medford, Grants Pass, Klamath Falls, Roseburg, Coos Bay, Eugene and Portland, Oregon and Redding, California. PremierWest Investment Services, Inc. provides investment brokerage services to customers throughout the Bank's market. Blue Star Properties serves solely to hold real estate properties for PremierWest and presently has no properties under its ownership.

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

       Commercial real estate loans primarily include owner-occupied commercial properties and income-producing or farm properties. The primary risks of commercial real estate loans are the potential loss of income for the borrower and the ability of the market to sustain occupancy and rent levels. PremierWest Bank's underwriting standards limit the maximum loan-to-value ratio on real estate held as collateral and require a minimum debt service coverage ratio for each of its commercial real estate loans.

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

     For the three year period ended December 31, 2007, no class of similar products or services accounted for 10% or more of consolidated revenues for PremierWest.

MARKET AREA

       PremierWest Bank conducts a regional community banking business in southern and central Oregon and northern California through a network of 40 full service bank branches. The Bank has evolved over the past seven years through a combination of acquisitions and de novo branch openings and its geographic footprint can be subdivided into several key market areas that are generally identifiable by a specific community, county or combination thereof.

     The Company serves Jackson County, Oregon, from its main office facility in Medford plus six branch offices in Medford and branch offices in the surrounding communities of Central Point, Eagle Point, Ashland and Shady Cove. Medford is the seventh largest city in Oregon and is the center for commerce, medicine and transportation in southwestern Oregon. PremierWest Bank also has two full-service branches in Grants Pass (Josephine County), Oregon. The principal industries in Jackson and Josephine Counties include forest products, manufacturing and agriculture. Other manufacturing segments include electrical equipment and supplies, computing equipment, printing and publishing, fabricated metal products and machinery, and stone and concrete products. In the non-manufacturing sector, significant industries include recreational services, wholesale and retail trades, as well as medical care, particularly in connection with the area's growing retirement community.

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

       The Bank has eight branch locations within Siskiyou County in northern California, resulting from the April 2001 acquisition of Timberline Bank and five branch locations resulting from the January 2004 acquisition of Mid Valley Bank. The Mid Valley Bank branches are located in Redding (2), Red Bluff, Chico and Corning representing Shasta, Tehama and Butte counties, respectively. Late in 2005 PremierWest opened a new branch in the community of Anderson outside of Redding and in October 2007 opened a second branch office in Chico. The economy of northern California from Siskiyou County south to Butte County is primarily involved in government services, retail trade and services, education, healthcare, agriculture, recreation and tourism.

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

EMPLOYEES

       As of December 31, 2007, PremierWest Bank had 445 full-time equivalent employees compared to 435 at December 31, 2006. None of our employees are represented by a collective bargaining group. Management considers its relations with employees to be good.

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

       Deposit Insurance - The deposits of the Company are currently insured to a maximum of $100,000 per depositor through the Bank Insurance Fund ("BIF"), administered by the FDIC. The Company is required to pay quarterly deposit insurance premium assessments to the FDIC.

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

       The Sarbanes-Oxley Act ("Sarbanes-Oxley" or "Act") of 2002 implemented legislative reforms intended to address corporate and accounting fraud. Sarbanes-Oxley applies to publicly reporting companies including PremierWest Bancorp. The legislation established the Public Company Accounting Oversight Board whose duties include the registering of public accounting firms and the establishment of standards for auditing, quality control, ethics and independence relating to the preparation of public company audit reports by registered accounting firms. The Act includes numerous provisions, but in particular, Section 404 that requires PremierWest Bancorp's management, to assess the adequacy and effectiveness of its internal controls over financial reporting. As of December 31, 2007, management believes the Company is in full compliance with the requirements and provisions of the Sarbanes-Oxley Act.

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

     Acquisition Risk – PremierWest acquired Stockmans Financial Group on January 26, 2008. PremierWest may fail to achieve expected revenue increases or realize anticipated cost savings from the Stockmans Financial Group acquisition and combining Stockmans’ operations into PremeirWest’s may be more difficult, costly or time consuming than expected. The success of the Stockmans merger will depend, in part, on our ability to achieve the revenue increases and realize anticipated cost savings from combining the businesses of PremierWest and Stockmans. Our cost savings expectations depend on our ability to combine the two businesses in a manner that permits those cost savings to be realized. If our estimates prove incorrect or if we cannot combine our two companies successfully and efficiently, the anticipated cost savings may not be realized fully, or at all, or may take longer to realize than expected. Further, prior to merging, PremierWest and Stockmans operated independently, each with separate operating procedures and management teams. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with customers and employees or to achieve the anticipated benefits of the merger. As with any bank merger, there also may be disruptions that cause us to lose customers or cause customers to take their deposits out of our bank.

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

ITEM 2. PROPERTIES

       As of December 31, 2007, the Company conducted business through 50 offices including the operations of PremierWest Bank, PremierWest Bank’s mortgage division, and also PremierWest Bank’s two subsidiaries –Premier Finance Company and PremierWest Investment Services, Inc. The 50 offices included 40 full service bank branches and 10 other office locations.

       PremierWest Bank’s 40 full service branch facilities are located in Oregon and California and more specifically broken down as follows: 23 branches are located in Jackson (10), Josephine (2), Deschutes (2), Douglas (8) and Klamath (1) counties of Oregon and 17 branches offices located in Siskiyou (8), Shasta (3), Butte (2), Tehama (2), Placer (1) and Yolo (1) counties of California. Of the 40 branch locations, 29 are owned by PremierWest Bank, nine are leased, and two locations involve long-term land leases where the Bank owns the building.

       The Company’s ten other locations house administrative and subsidiary operations. These facilities include two owned buildings housing the Company’s administrative head office, operations and data processing facilities located on one campus located in Medford, Oregon; two owned administrative facilities - one in Redding, California housing regional administration, our Premier Finance Company subsidiary and one in Red Bluff, California housing PremierWest Bank data processing functions; four leased locations housing stand-alone Premier Finance Company offices in Portland, Eugene, Coos Bay and Roseburg, Oregon; and, two owned locations in Medford, Oregon occupied by a Premier Finance Company office, the Bank’s consumer lending group and the Bank’s internal audit department.

       In addition, to the above, four Premier Finance Company offices are housed within PremierWest Bank full service branch offices, as are various employees of PremierWest Investment Services, Inc. and the Bank’s mortgage division.

       As of December 31, 2007, the aggregate monthly rental on leased locations was $72,000.

ITEM 3. LEGAL PROCEEDINGS

     From time to time, in the normal course of business, PremierWest may become party to various legal actions. Except as noted below, management is unaware of any existing legal actions against the Company or its subsidiaries that would have a materially adverse impact on our business, financial condition or results of operations.

     Ball v. PremierWest Bank, filed August 7, 2007 in the United States District Court of California (USDC Case No. 07-01618 LKK/DAD). Ball was a principal in Indian Springs Vineyard, which had borrowed in excess of $4,000,000 from the PremierWest’s predecessor, Mid Valley Bank. Included in these loans was a line of credit in the amount of $750,000 made to Ball individually, which was guaranteed up to ninety percent by the Farm Services Agency. Through the merger with Mid Valley Bank, PremierWest assumed these loans. Shortly after the merger, Indian Springs Vineyard defaulted on the loans and, in mid-2004, PremierWest initiated action to liquidate the assets of the Vineyard to satisfy the loans. Indian Springs subsequently sought protection in Chapter 11 bankruptcy. In February, 2005, with the approval of the bankruptcy court, the parties negotiated a settlement with Indian Springs and its principals, including Ball, in which PremierWest accepted $2,175,000 in satisfaction of the indebtedness and released Indian Springs and its principals. PreimerWest then submitted a Guaranteed Farm Loan Default Status report to the Farm Service Agency and subsequently collected $411,452 on the guaranty. The Farm Service Agency then notified Ball that he had incurred a “federal debt” for the amount paid to PremierWest by the Farm Service Agency. Ball subsequently sued the Farm Service Agency to enjoin collection of the debt and sued PremierWest alleging that PremierWest willfully and knowingly breached the settlement agreement; and its actions constituted fraud or subterfuge, alleging violation of the California Business and Professions Code and the Federal False Claims Act, which may entitle Ball to recovery of tort and punitive damages in addition to the breach of contract claims.

     Ball alleges damages in the sum of $411,452 plus economic losses in excess of $2,000,000 and punitive damages in an unknown amount. PremierWest’s insurance carrier has accepted the tender of defense of this claim subject to a reservation of rights.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of securities holders of PremierWest during the quarter ended December 31, 2007.

 PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     PremierWest Common stock is quoted on the NASDAQ Capital Market ("Nasdaq") under thesymbol "PRWT". The common stock is registered under the Securities Exchange Act of 1934. The table below sets forth the high and low sales prices of PremierWest common stock as reported on the Nasdaq. This information has been adjusted to reflect previous stock dividends paid in 2007, 2006 and 2005. Bid quotations reflect inter-dealer prices, without adjustment for mark-ups, mark-downs, or commissions and may not necessarily represent actual transactions. On March 7, 2008, the Company had 22,329,900 shares of common stock issued and outstanding which were held by approximately 701 shareholders of record, a number which does not include approximately 2,667 beneficial owners who hold shares in "street name." As of March 7, 2008, the most recent date prior to the date of this Report, the closing price of the common stock was $10.60 per share.

	2007			2006			2005

	Closing		Cash	Closing		Cash	Closing		Cash
	Market Price		Dividends	Market Price		Dividends	Market Price		Dividends
	High	Low	Declared	High	Low	Declared	High	Low	Declared

1st Quarter	$15.29	$12.16	$-	$17.06	$12.67	$-	$11.20	$9.42	$-
2nd Quarter	$14.44	$11.81	$0.05	$16.78	$12.88	$-	$13.57	$9.37	$-
3rd Quarter	$13.64	$12.00	$0.06	$15.59	$13.48	$0.05	$14.51	$11.56	$-
4th Quarter	$12.90	$11.16	$0.06	$16.17	$14.52	$0.05	$13.56	$12.14	$0.05

       PremierWest declared its first cash dividend in the fourth quarter of 2005; declared two cash dividends during 2006; and declared three cash dividends during 2007. In conjunction with declaring the fourth quarter 2007 cash dividend the Company also announced its intention to institute a quarterly cash dividend program, however, the timing and amount of any future dividends PremierWest might pay will be determined by its board of directors and will depend on earnings, cash requirements and the financial condition of PremierWest and its subsidiaries, applicable government regulations, and other factors deemed relevant by the board of directors.

       The following table provides information about repurchases of common stock by the Company during the quarter ended December 31, 2007

			Total Number of	Maximum Number of
			Shares Purchased	Remaining Shares
	Total Number		as Part of Publicly	that May be
	of Shares	Average Price	Announced Plan	Purchased at Period
Period	Purchased (1)	Paid Per Share	(2)	End under the Plan

10/1/07 - 10/31/07	-		-
11/1/07 - 11/30/07	11,000	$11.70	11,000	915,200.00
12/1/07 - 12/31/07	-		-

Total for the quarter	11,000	$11.70	11,000

(1)	Shares repurchased by the Company during the quarter consist of 11,000 shares repurchased pursuant to the Company's publicly announced corporate stock repurchase plan described in (2) below.

(2)	The repurchase plan, which was approved by the board and announced in May 2007, authorized the repurchase of up to 1.0 million shares. The plan has no stated expiration.

Equity Compensation Plan Information

Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a))
Plan category	(a)	(b)	(c)

Equity compensation
plans approved by
security holders	987,247(1)	$8.68(1)	1,240,616

Equity compensation
plans not approved by
security holders	-	-	-

Total	987,247	$8.68	1,240,616

Notes:

(1) - Includes 36,054 options with a weighted average exercise price of $3.54 that were assumed in the merger of United Bancorp (Douglas National Bank) on May 8, 2000.

Performance Graph

The following graph shows the cumulative total return for our common stock compared to the cumulative total returns for the SNL NASDAQ Bank index and the NASDAQ Composite index. All values were gathered by SNL Financial LC from sources deemed to be reliable. The comparison assumes that $100.00 was invested on December 31, 2002 in PremierWest Bancorp common stock and in each of the comparative indexes. The cumulative total return on each investment is as of December 31 for each of the subsequent five years and assumes the reinvestment of all cash dividends and the retention of all stock dividends. PremierWest Bancorp’s five year cumulative total return was 147.90% compared to 19.40% and 98.60% for the SNL NASDAQ Bank and NASDAQ Composite indexes, respectively.

			Period Ending

Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07

PremierWest Bancorp	100.00	179.38	235.74	270.12	325.50	247.89
SNL NASDAQ Bank	100.00	129.93	144.21	137.97	153.15	119.35
NASDAQ Composite	100.00	150.01	162.89	165.13	180.85	198.60

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

(dollars in thousands except per share data and financial ratios)
		Years Ended December 31,

	2007	2006		2005	2004	2003

Operating Results

Total interest income	$82,455	$73,252		$57,527	$42,835	$31,779
Total interest expense	27,216	19,104		10,785	6,356	6,391

Net interest income	55,239	54,148		46,742	36,479	25,388
Provision for loan losses	686	800		150	800	1,200
Noninterest income	8,810	7,701		7,351	6,602	5,880
Noninterest expense	38,958	37,415		33,618	28,687	21,041

Income before provision for income taxes	24,405	23,634		20,325	13,594	9,027
Provision for income taxes	9,303	8,986		7,136	4,486	3,024

Net income	$15,102	$14,648		$13,189	$9,108	$6,003

Per Share Data (1)

Basic earnings per common share	$0.87	$0.85		$0.76	$0.52	$0.40
Diluted earnings per common share	$0.82	$0.79		$0.71	$0.50	$0.40
Dividends declared per common share	$0.17	$0.10		$0.05	$-	$-
Ratio of dividends declared to net income	19.14%	11.07%		5.83%	0.0%	0.0%

Financial Ratios

Return on average equity	12.25%	13.26%		13.59%	10.74%	11.23%
Return on average assets	1.41%	1.52%		1.52%	1.20%	1.11%
Efficiency ratio (2)	60.83%	60.49%		62.15%	66.59%	67.29%
Net interest margin (3)	5.72%	6.25%		6.05%	5.48%	5.29%

Balance Sheet Data at Year-End

Gross loans	$1,025,898	$922,687		$808,577	$690,461	$459,763
Allowance for loan losses	$11,450	$10,877	$	10,341	$9,171	$5,466
Allowance as percentage of loans	1.12%	1.18%		1.28%	1.33%	1.19%
Total assets	$1,157,961	$1,034,511		$913,661	$804,445	$571,321
Total deposits	$935,315	$879,350		$768,419	$688,985	$475,746
Total equity	$127,675	$116,259		$102,784	$90,580	$64,751

Notes:
(1)	Per share data has been restated for subsequent stock dividends.
(2)	Efficiency ratio is calculated by dividing noninterest expense by the sum of net interest income plus noninterest income.
(3)	Tax adjusted at 38.25% for 2007, 38.00% for 2006 and 34.00% in prior years.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

     The following discussion should be read in conjunction with PremierWest's audited consolidated financial statements and the notes thereto as of December 31, 2007 and 2006, and for each of the three years in the period ended December 31, 2007, that are included as exhibits in this report.

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

FINANCIAL HIGHLIGHTS

     Net income for 2007 was $15.1 million, a 3.10% improvement over 2006 net income of $14.6 million. Our diluted earnings per share were $0.82 and $0.79 for the years ended 2007 and 2006, respectively. This improvement resulted from a $9.2 million increase in interest income and a $1.1 million increase in noninterest income and $100,000 decrease in the loan loss provision. These results were offset by an $8.1 million increase in interest expense, a $1.5 million increase in noninterest expense and a $300,000 increase in the provision for income taxes. Return on average shareholders' equity was 12.25% and return on average assets was 1.41% for the year ended December 31, 2007. This compared with a return on average shareholders' equity of 13.26% and a return on average assets of 1.52% for 2006.

		Years Ended December 31,

	2007	2006	2005	2004	2003

(dollars in thousands except
financial ratios)
Net income	$15,102	$14,648	$13,189	$9,108	$6,003
Average assets	$1,073,571	$966,786	$867,532	$755,945	$538,870
RETURN ON AVERAGE ASSETS	1.41%	1.52%	1.52%	1.20%	1.11%

Net income	$15,102	$14,648	$13,189	$9,108	$6,003
Average equity	$123,244	$110,454	$97,058	$84,790	$53,464
RETURN ON AVERAGE EQUITY	12.25%	13.26%	13.59%	10.74%	11.23%

Cash dividends declared	$2,891	$1,621	$769	$-	$-
Net income	$15,102	$14,648	$13,189	$9,108	$6,003
PAYOUT RATIO	19.14%	11.07%	5.83%	0.00%	0.00%

Average equity	$123,244	$110,454	$97,058	$84,790	$53,464
Average assets	$1,073,571	$966,786	$867,532	$755,945	$538,870
AVERAGE EQUITY TO ASSET RATIO	11.48%	11.42%	11.19%	11.22%	9.92%

       Total loans outstanding, net of deferred loan fees, grew $103.8 million, or 11.30% in 2007 and totaled $1.024 billion at December 31, 2007 compared to $920.5 million at December 31, 2006. Growth in loan volumes were generated internally across all of PremierWest Bank’s market areas. Over the past year our allowance for loan loss increased 5.30% to $11.5 million totaling 1.12% of outstanding loans. The provision expense for loan losses was $686,000 for 2007 compared to $800,000 in 2006. Management believes that an appropriate overall reserve exists based on our ongoing assessment of loan portfolio quality, the relatively stable level of average nonperforming assets over the past three operating years, continuing seasoning of acquired loan portfolios and our judgment of economic conditions that exist.

       Total deposits also grew to $935.3 million at December 31, 2007, an increase of $55.9 million from $879.4 million at December 31, 2006. Noninterest-bearing demand deposits totaled $199.9 million and accounted for 21.40% of total deposits at year end compared to 22.70% at December 31, 2006. The Bank continues to aggressively pursue noninterest-bearing deposit relationships from consumers and businesses.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

       This "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as disclosures included elsewhere in this Form 10-K, are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, management evaluates the estimates used, including the adequacy of the allowance for loan losses, impairment of intangible assets, and contingencies and litigation. Estimates are based upon historical experience, current economic conditions and other factors that management considers reasonable under the circumstances. These estimates result in judgments regarding the carrying values of assets and liabilities when these values are not readily available from other sources as well as assessing and identifying the accounting treatments of commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions. The following critical accounting policies involve the more significant judgments and assumptions used in the preparation of the consolidated financial statements.

       The allowance for loan losses is established to absorb known and inherent losses attributable to loans and leases outstanding and related off-balance-sheet commitments. The adequacy of the allowance is monitored on an ongoing basis and is based on management's evaluation of numerous factors. These factors include the quality of the current loan portfolio, the trend in the loan portfolio's risk ratings, current economic conditions, loan concentrations, loan growth rates, past-due and nonperforming trends, evaluation of specific loss estimates for all significant problem loans, historical charge-off and recovery experience and other pertinent information. As of December 31, 2007, approximately 71.40% of PremierWest's loan portfolio is secured by real estate. Accordingly, a significant rise in loan interest rates and/or a decline in real estate values in Oregon and California may cause management to increase the allowance for loan losses.

       At December 31, 2007, PremierWest had approximately $20.9 million in unamortized goodwill as a result of previous business combinations. PremierWest adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002. Annual and periodic analysis of the fair value of recorded goodwill for impairment involves a substantial amount of judgment, as does establishing and monitoring estimated lives of other amortizable intangible assets.

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

	Year Ended December 31, 2007			Year Ended December 31, 2006			Year Ended December 31, 2005
		Interest	Average		Interest	Average		Interest	Average
	Average	Income or	Yields or	Average	Income or	Yields or	Average	Income or	Yields or
	Balance	Expense	Rates	Balance	Expense	Rates	Balance	Expense	Rates
(dollars in thousands)
INTEREST-EARNING ASSETS:
Loans (1) (2) (3)	$962,419	$82,313	8.55%	$855,562	$72,830	8.51%	$754,465	$56,901	7.54%
Investment securities:
Taxable securities	2,730	66	2.42%	5,735	98	1.71%	7,498	188	2.51%
Nontaxable securities (1)	5,649	372	6.59%	7,896	521	6.60%	10,559	638	6.04%
Temporary investments	1,750	95	5.43%	2,591	136	5.25%	6,900	209	3.03%
Total interest-earning assets	972,548	82,846	8.52%	871,784	73,585	8.44%	779,422	57,936	7.43%
Cash and due frombanks	28,073			30,453			27,883
Allowance for loan losses	(11,174)			(10,682)			(10,315)
Other assets	84,124			75,231			70,542

Total assets	$1,073,571			$966,786			$867,532

INTEREST-BEARINGLIABILITIES:
Interest-bearing checking and
savings accounts	$377,550	9,691	2.57%	$342,221	5,896	1.72%	$339,480	3,662	1.08%
Time deposits	329,912	15,454	4.68%	248,887	10,035	4.03%	198,833	5,817	2.93%
Other borrowings	37,571	2,071	5.51%	58,106	3,173	5.46%	26,259	1,306	4.97%

Total interest-bearing liabilities	745,033	27,216	3.65%	649,214	19,104	2.94%	564,572	10,785	1.91%
Noninterest-bearing deposits	194,456			198,295			198,777
Other liabilities	10,838			8,823			7,125

Total liabilities	950,327			856,332			770,474
Shareholders' equity	123,244			110,454			97,058

Total liabilities and
shareholders' equity	$1,073,571			$966,786			$867,532

Net interest income (1)		$55,630			$54,481			$47,151

Net interest spread			4.87%			5.50%			5.52%

Average yield on earning assets (1) (2)			8.52%			8.44%			7.43%
Interest expense to earning assets			2.80%			2.19%			1.38%

Net interest income to earning assets (1) (2)			5.72%			6.25%			6.05%

(1)	Tax-exempt income has been adjusted to a tax equivalent basis at a 38.25% effective rate for 2007, a 38.00% effective rate for 2006, and 34.00% for 2005. The amount of such adjustment was an addition to recorded pre- tax income of $391,000, $333,000 and $409,000 for 2007, 2006, and 2005, respectively.

(2)	Average nonaccrual loans of approximately $3.2 million for 2007, $1.5 million for 2006 and $2.0 million for 2005 are included in the average loan balances.

(3)	Loan interest income includes loan fee income of $2.6 million, $2.8 million, and $2.9 million for 2007, 2006, and 2005, respectively.

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

     Net interest income on a tax equivalent basis, before provisions for loan losses, for the year ended December 31, 2007, was $55.6 million, an increase of 2.11% compared to tax equivalent net interest income of $54.5 million in 2006, which was an increase of 15.54% compared to tax equivalent net interest income of $47.2 million in 2005. The overall tax-equivalent earning asset yield was 8.52% in 2007 compared to 8.44% in 2006 and 7.43% in 2005. For the same years, rates on interest-bearing liabilities were 3.65%, 2.94% and 1.91%, respectively.

       Total interest-earning assets averaged $972.5 million for the year ended December 31, 2007, compared to $871.8 million for the corresponding period in 2006. The net growth in earning assets resulted from an overall growth in loan volume from all our geographic markets served. Growth in our higher yielding loan assets were partially offset by decreases in lower yielding Federal Funds sold and investment securities.

       Interest-bearing liabilities averaged $745.0 million for the year ended December 31, 2007, compared to $649.2 million for the same period in 2006. Interest expense, as a percentage of average earning assets, decreased to 2.80% in 2007, compared to 2.19% in 2006 and 1.38% in 2005.

       Average loans, which generally carry a higher yield than investment securities and other earning assets, comprised 98.96% of average earning assets during 2007, compared to 98.14% in 2006 and 96.80% in 2005. During the same periods, average yields on loans were 8.55% in 2007, 8.51% in 2006, and 7.54% in 2005. Average investment securities comprised .86% of average earning assets in 2007, which was down from 1.56% in 2006 and 2.32% in 2005. Tax equivalent interest yields on investment securities were 5.23% for 2007, 4.54% for 2006, and 4.57% in 2005.

       The short-term interest rate environment, as measured by the Prime lending rate, remained stable from the end of the second quarter in 2006 until near the end of the third quarter of 2007. As was anticipated at the end of 2006, rates began to decline during the latter half of 2007 as actions to lower short term rates by the Federal Reserve resulted in a 50 basis point reduction in the Prime Rate on September 18, 2007, followed by separate 25 basis point reductions occurring on October 31 and December 11, 2007, respectively. A nearly 15 month period of stable interest rates leading up to these declines in the Prime Rate contributed to the narrowing of our interest rate spread as during this period of time, the repricing of our interest-bearing deposits, which had lagged behind the previous period of rising interest rates, were repricing to higher interest rates while the loan portfolio yield remained relatively stable. As a result, our net interest spread decreased 63 basis points between 2006 and 2007. This in combination with the 100 basis point overall drop in Prime, which negatively impacted our loan portfolio yield during the fourth quarter of 2007, resulted in a decline in our net interest margin by 53 basis points from 6.25% for 2006 to 5.72% in 2007. Our balance sheet is asset sensitive; accordingly, a declining interest rate environment will negatively impact our net interest margin.

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

		2007 vs. 2006			2006 vs. 2005
	Increase (Decrease) Due To			Increase (Decrease) Due To

			Net			Net
(in thousands)	Volume	Rate	Change	Volume	Rate	Change

Interest-earning assets:
Loans	$9,094	$389	$9,483	$7,621	$8,308	$15,929
Investment securities:
Taxable securities	(51)	19	(32)	(44)	(46)	(90)
Nontaxable securities	(148)	(1)	(149)	(161)	44	(117)
Temporary investments	(44)	3	(41)	(131)	58	(73)

Total	8,851	410	9,261	7,285	8,364	15,649

Interest-bearing liabilities:
Deposits:
Interest-bearingdemand and savings	$608	3,187	3,795	$30	2,204	2,234
Time deposits	3,265	2,154	5,419	1,470	2,748	4,218
Other borrowings	(1,121)	19	(1,102)	1,582	285	1,867

Total	2,752	5,360	8,112	3,082	5,237	8,319

Net increase (decrease) in net
interest income	$6,099	$(4,950)	$1,149	$4,203	$3,127	$7,330

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

       For the year ended December 31, 2007, the loan loss provision totaled $686,000, compared to $800,000 for 2006, and $150,000 for 2005. This represents a decrease of 14.25% between 2006 and 2007 and an increase of 433.30% between 2005 and 2006. The large increase in the loan loss provision that occurred between 2006 and 2005 resulted from a relatively modest loan loss provision that was taken during 2005 because of a large recovery during 2005 that contributed to overall net loan loss recoveries of $1.0 million. During 2007 the Bank continued to experience significant loan growth and the loan loss provision reflected this growth. Contributing to stable trends in overall credit quality has been the concerted effort on the part of management toward building and maintaining a consistent, proactive and responsive credit culture throughout the organization. Management has progressively evolved the Company’s loan policies and procedures, conducted an ongoing and comprehensive analysis of loan portfolio quality, increased the number of credit administration and internal audit personnel to oversee the consistent application and adherence to established loan policies and procedures and provided training to all lending personnel. A more detailed review of the loan loss provision is presented in the table on page 29.

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

       For the year ended December 31, 2007 and December 31, 2006, loan charge-offs exceeded recoveries by $294,000 and $264,000 respectfully. A more detailed review of charge-offs and recoveries are presented in the table on page 29.

Noninterest Income

       Noninterest income is primarily comprised of service charges on deposit accounts; mortgage origination fees; investment brokerage and annuity fees; other commissions and fees; and other noninterest income including gains on sales of investment securities. Deposit account related service charges and fees for other banking services have grown consistently over the past three years as a result of the Bank’s internal growth generally and also from increases made in our fee schedule for banking services. Mortgage origination fees, investment brokerage and annuity fees are commission based sources of revenue that reflected a net increase in revenue in 2007 compared with 2006.

       During 2007 noninterest income increased from $7.7 million to $8.8 million, an increase of $1.1 million or 14.40% . Overall, deposit service charge income increased $703,000; investment brokerage and annuity fees increased $506,000; other commissions and fees increased $222,000; other noninterest income increased $45,000 while mortgage origination income decreased $365,000.

     For 2006, noninterest income increased 4.76% or $350,000 from $7.4 million recorded in 2005 to $7.7 million. Overall deposit service charge income increased $582,000; mortgage banking income decreased $390,000; investment brokerage and annuity fees fell $106,000; other commissions and fees increased $183,000 while other noninterest income increased $82,000. Gains from the sale of investment securities were $2,000.

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

       During 2007, noninterest expense increased $1.6 million or 4.01% from $37.4 million in 2006 to $39 million in 2007. Increased expenses were primarily other expenses $1.4 million or 2.98% . There was a slight increase in salaries and employee benefits increasing $674,000 or 2.93% and communications of $44,000 or 2.62% . The increases in total noninterest expense was offset by a decline in net occupancy expense by $74,000 or 1.19%, decline in professional fees of $123,000 or 12.56%, and a decline in advertising expenditures of $333,000 or 32.36% .

     During 2006, noninterest expense increased $3.8 million or 11.29% from $33.6 million in 2005 to $37.4 million in 2006 as the Bank continued to pursue its growth strategy through the opening of three new branch offices bringing the total number of branches to 40. Increased expenses were principally in salaries and employee benefits ($3.5 million or 17.97%), occupancy expenses ($567,000 or 10.18%), and communications, professional fees and advertising expense ($84,000 or 2.33%) . These increases were partially offset by a decline in other expenses ($363,000 or 7.38%) .

Provision for Income Taxes

     PremierWest's taxable income resulted in an effective tax rate of 38.25% or $9.3 million in federal and state income taxes for 2007. This compares to an effective tax rate of 38.00% for 2006 and 35.10% for 2005.

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

     Management has been successful at achieving its targeted efficiency ratio in the low 60 percent range. For the year ended December 31, 2007, our efficiency ratio was 60.83%, as compared to 60.49% in 2006, and 62.15% in 2005.

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

FINANCIAL CONDITION

       The table below sets forth certain summary balance sheet information for December 31, 2007, 2006 and 2005.

		December 31,			Increase (Decrease)

	2007	2006	2005	12/31/06 – 12/31/07		12/31/05 – 12/31/06

(dollars in thousands)

ASSETS
Federal funds sold	$10,350	$-	$453	$10,350	-	$(453)	(100.00%)
Investment securities	6,320	7,318	14,869	(998)	(13.64%)	(7,551)	(50.78%)
Restricted equity
investments	1,865	1,865	1,865	-	0.00%	0	0.00%
Loans	1,012,269	908,652	795,230	103,617	11.40%	113,422	14.26%
Other assets (1)	127,157	116,676	101,244	10,481	8.98%	15,432	15.24%

Total assets	$1,157,961	$1,034,511	$913,661	$123,450	11.93%	$120,850	13.23%

LIABILITIES
Noninterest-bearing
deposits	$199,941	$199,462	$208,840	$479	0.24%	$(9,378)	(4.49%)
Interest-bearing
deposits	735,374	679,888	559,579	55,486	8.16%	120,309	21.50%

Total deposits	935,315	879,350	768,419	55,965	6.36%	110,931	14.44%

Other liabilities (2)	94,971	38,902	42,458	56,069	144.13%	(3,556)	(8.38%)

Total liabilities	1,030,286	918,252	810,877	112,034	12.20%	107,375	13.24%

SHAREHOLDERS’

EQUITY	127,675	116,259	102,784	11,416	9.82%	13,475	13.11%

Total liabilities
and share-
holder’s equity	$1,157,961	$1,034,511	$913,661	$123,450	11.93%	$120,850	13.23%

(1) Includes cash and due from banks, mortgage loans held-for-sale, property and equipment, goodwill, and accrued interest receivable and other assets.
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

The following table sets forth the carrying value of PremierWest's investment portfolio at the dates indicated.

Investment securities (available-for sale)

	December 31,

(in thousands)	2007	2006	2005

U.S. Government and agency
securities	$-	$-	$3,969
Mortgage-backed securities and
collateralized mortgage
obligations	222	263	326
Corporate bonds	-	-	997

	222	263	5,292
Investment securities (held-to-maturity)
Investment securities
U.S. Government and agency	$1,484	$-	$-
Obligations of states and
political subdivisions	4,614	7,055	9,577

	6,098	7,055	9,577
Restricted equity securities	1,865	1,865	1,865

Total Investment Securitites	8,185	9,183	16,734

The contractual maturity of investment securities at December 31, 2007, including restricted equity securities, is shown below. Expected maturities of investment securities could differ from contractual maturities because the borrower, or issuer, may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2007			December 31, 2006			December 31, 2005

	Amortized	Estimated	%	Amortized	Estimated	%	Amortized	Estimated	%
	Cost	Fair Value	Yield (1)	Cost	Fair Value	Yield (1)	Cost	Fair Value	Yield (1)

(dollars in thousands)

U.S. Government and
agency securities:
One year or less	$1,484	$1,484	-	$-	$-	-	$4,050	$3,969	3.46%
One to five years	-	-	-	-	-	-	-	-	-
Five to ten years	-	-	-	-	-	-	-	-	-

Obligations of states and
political subdivisions:
One year or less	638	638	5.44%	2,180	2,175	5.89%	1,871	1,866	5.68%
One to five years	1,437	1,428	5.73%	2,002	1,980	6.72%	4,494	4,451	6.16%
Five to ten years	2,539	2,522	6.28%	2,873	2,844	6.03%	3,212	3,190	6.09%
Over ten years	-	-	-	-	-	-	-	-	-

Corporate bonds:
One year or less	-	-	-	-	-	-	1,000	998	6.13%
One to five years	-	-	-	-	-	-	-	-	-

Total debt securities	6,098	6,072		7,055	6,999		14,627	14,474

Mortgaged-backed securities
and collateralized mortgage
obligations	222	222	5.69%	264	263	5.78%	326	325	5.10%
Restricted equity securities	1,865	1,865	N/A	1,865	1,865	N/A	1,865	1,865	N/A

Total securities	$8,185	$8,159		$9,184	$9,127		$16,818	$16,664

(1) For the purposes of this schedule, weighted average yields are stated on a federal tax-equivalent basis at a 34.00% rate.

       During 2007, $3.4 million in securities matured, called or were paid down and no purchases or sales were made. This compares to proceeds from sales, maturities and/or calls of investment securities of $7.5 million in 2006, and $2.5 million in 2005. These sales, maturities and/or calls resulted in no gains in 2007 and realized gains of $2,000 and $3,000 for the years ended December 31, 2006 and 2005, respectively.

       At December 31, 2007, PremierWest's investment portfolio had total net unrealized losses of approximately $26,000. This compares to net unrealized losses of approximately $57,000 at December 31, 2006, and $154,000 at December 31, 2005. Unrealized gains and losses reflect changes in market conditions and do not represent the amount of actual profits or losses that may be recognized by the Bank. Actual realized gains and losses occur at the time investment securities are sold or called. During the third quarter of 2004, the Bank reclassified obligations of states and political subdivisions from available-for-sale to held-to-maturity to more accurately reflect its purpose and intent to be reserved for the on-going pledging needs, particularly for collateralizing public funds on deposit that exceed the $100,000 FDIC insurance limit. The unrealized holding gain at the time of transfer was $335,000 and is being amortized as an adjustment to yield from the date of transfer through the maturity date of each security transferred. The amortization of the unrealized holding gain reported in shareholders' equity will offset or mitigate the effect on interest income of the amortization of the discount for the securities transferred. As of December 31, 2007, the unamortized unrealized holding loss on held-to-maturity securities was $26,000.

       Securities may be pledged from time-to-time to secure public deposits, FHLB borrowings, repurchase agreement deposit accounts, or for other purposes as required or permitted by law. At December 31, 2007, securities with a market value of $6.3 million were pledged for such purposes.

       As of December 31, 2007, PremierWest also held 15,881 shares of $100 par value Federal Home Loan Bank of Seattle (FHLB) stock, which is a restricted equity security. FHLB stock represents an equity interest in the FHLB, but it does not have a readily determinable market value. The stock can be sold at its par value only, and only to the FHLB or to another member institution. Member institutions are required to maintain a minimum stock investment in the FHLB based on specific percentages of their outstanding mortgages, total assets or FHLB advances. At December 31, 2007 and 2006, the Bank met its minimum required investment in FHLB.

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

       The Chief Credit Officer has the authority to approve loans up to a lending limit as set by the Board of Directors. All loans above the lending limit of the Chief Credit Officer, and up to a certain higher limit, may be approved jointly by the Chief Credit Officer along with either the President or Chief Executive Officer. Loans, that exceed this limit, are subject to review and approval by the Board's Loan Committee. All loans approved by the Board Loan Committee are reviewed by the full Board at regularly scheduled meetings. PremierWest's unsecured legal lending limit was approximately $19.8 million and our real estate secured lending limit was approximately $33.0 million at December 31, 2007. PremierWest seldom makes loans for an amount approaching its legal lending limits. The following table sets forth the composition of the loan portfolio including loans held-for-sale, in dollar amounts and in percentages as of December 31, 2003, through 2007.

	December 31, 2007		December 31, 2006		December 31, 2005		December 31, 2004		December 31, 2003

(dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage

Commercial	$186,536	18.18%	$175,292	19.00%	$131,819	16.30%	$94,560	13.70%	$60,598	13.20%
Real estate - Construction	268,254	26.15%	259,254	28.10%	237,150	29.30%	149,250	21.60%	54,900	11.90%
Real Estate- Commercial/
Residential	463,852	45.21%	405,499	43.95%	367,069	45.40%	372,812	54.00%	288,051	62.70%
Consumer	75,395	7.45%	53,542	5.80%	49,520	6.10%	43,039	6.20%	34,273	7.50%
Other	31,861	3.11%	29,100	3.15%	23,019	2.90%	30,800	4.50%	21,941	4.70%

Total loans, gross	$1,025,898	100.10%	$922,687	100.00%	$808,577	100.00%	$690,461	100.00%	$459,763	100.00%

       Net outstanding loans, excluding loans held-for-sale, totaled $1.012 billion at December 31, 2007, representing an increase of $103.6 million, or 11.40% compared to $908.7 million as of December 31, 2006. Loan commitments were $172.2 million as of December 31, 2007, representing a decrease of $13.0 million over year-end 2006. For a more detailed discussion of off-balance sheet arrangements, see Note 14 to the financial statements included in this report starting on page F-29.

        PremierWest's gross loan portfolio at December 31, 2007, includes loans secured by real estate 71.30%, commercial loans 18.20%, and consumer and other loans 10.50% . The largest category is concentrated in real estate loans, typical for a community bank and also due to management's focus on the significant growth opportunities existing within mortgage and commercial real estate activities occurring in the Bank's market area. Some commercial loans are secured by real estate, but funds are used for purposes other than financing the purchase of real property, such as inventory financing and equipment purchases, where real property serves as collateral for the loan. Loans of this type are characterized as real estate loans because of the real estate held as collateral.

       The following table presents maturity and re-pricing information for the loan portfolio at December 31, 2007. The table segments the loan portfolio between fixed-rate and adjustable rate loans and their respective repricing intervals based on fixed-rate loan maturity dates and variable-rate loan re-pricing dates for the periods indicated.

	December 31, 2007

		Within One	One to Five	After Five
(dollars in thousands)		Year (1)	Years	Years	Total

FIX E D -RATE LOAN MATURITIES
Commercial	$	15,674	$12,434	$180	$28,288
Real estate – Construction		26,003	5,203	23	31,229
Real estate – Commercial/Residential		22,754	13,912	4,213	40,879
Consumer		8,622	20,129	26,366	55,117
Other		4,880	1,667	592	7,139

Total fixed rate loan maturities		77,933	53,345	31,374	162,652

ADJUSTABLE-RATE LOAN REPRICINGS
Commercial		129,360	23,811	5,077	158,248
Real estate – Construction		215,952	17,030	4,043	237,025
Real estate – Commercial/Residential		2 37,593	163,501	21,879	422,973
Consumer		19,177	1,083	18	20,278
Other		17,495	5,954	1,273	24,722

Total adjustable-rate loan repricings		619,577	211,379	32,290	863,246

Total maturities and repricings	$	697,510	$264,724	$63,664	$1,025,898

(1)	Loans due on demand and overdrafts are included in the amount due in one year or less. PremierWest has no loans without a stated schedule for repayment or a stated maturity.

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

       At December 31, 2007 and 2006, loans that were more than 90 days delinquent or for which the accrual of interest had been discontinued included the following:

	December 31,

		2007			2006

			% of		% of
			Related		Related
(dollars in thousands)	Amount		Portfolio	Amount	Portfolio

Commercial	$1,638		0.88%	$995	0.57%
Real estate – Construction	5,235		1.95%	278	0.11%
Real estate – Commercial/Residential	603		0.13%	23	0.01%
Consumer	810		1.07%	51	0.10%
Other	82		0.26%	107	0.37%

Total	$8,368		0.82%	$1,454	0.16%

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

       When the Bank acquires real estate through foreclosure, voluntary deed, or similar means, it is classified as "other real estate owned" until it is sold. On December 31, 2007 and 2006 there was no other real estate owned. When property is acquired in this manner, it is recorded at the lower of cost (the unpaid principal balance at the date of acquisition) or fair value less estimated selling costs. Any further write-down is charged to expense. All costs incurred from the date of acquisition to maintain the property are expensed as incurred. "Other real estate owned" is appraised during the foreclosure process, before acquisition. Losses are recognized against the allowance for loan losses in the amount by which the cost value of the related loan exceeds the estimated net realizable value of the property acquired. Subsequent write-downs are recorded as noninterest expense.

       At December 31, 2007 and 2006, nonperforming loans (loans more than 90 days delinquent and/or on nonaccrual status) totaled approximately $8.4 million and $1.5 million, respectively. The large dollar increase in non performing loans between 2007 and 2006 is concentrated in one $5.0 million real estate construction loan that is a purchased participation from a bank with a national presence and for which management believes the credit is well secured. Management is committed to a credit culture that emphasizes quality underwriting standards and that provides for the effective monitoring of loan quality and aggressive resolution to problem loans once they are identified. Nonperforming assets amounted to 0.73% of total assets outstanding at December 31, 2007 and 0.14% at December 31, 2006. Interest income that would have been recognized on nonaccrual loans if such loans had performed in accordance with contractual terms totaled $516,000 for the year ended December 31, 2007, $40,000 for the year ended December 31, 2006, and $143,000 for the year ended December 31, 2005. Actual interest income recognized on such loans during all of the periods was not significant. At December 31, 2007 and 2006, the allowance for loan losses related to impaired loans was $372,000 and $151,000, respectively.

The following table summarizes nonperforming assets by category:

			December 31,

(dollars in thousands)	2007	2006	2005	2004	2003

Loans on nonaccrual status	$8,221	$1,430	$2,273	$1,890	$385
Loans past due greater than 90 days but
not on nonaccrual status	147	24	2	26	15
Other real estate owned	-	-	-	483	1,511

Total nonperforming assets	$8,368	$1,454	$2,275	$2,399	$1,911

Percentage of nonperforming assets
to total assets	0.73%	0.14%	0.25%	0.30%	0.33%

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

       PremierWest's allowance for loan losses totaled $11.5 million at December 31, 2007, and $10.9 million at December 31, 2006, representing 1.12% of total loans at December 31, 2007 and 1.18% of total loans at December 31, 2006. The loan loss allowance represents 135.89% of nonperforming loans at December 31, 2007, and 748.07% of nonperforming loans at December 31, 2006. Although management believes that it uses the best information available in providing for estimated loan losses and believes that the allowance was adequate at December 31, 2007, future adjustments could be necessary and net earnings could be negatively affected if circumstances and/or economic conditions differ substantially from the assumptions used in making the determinations of the adequacy of the allowance for loan losses.

The following is a summary of PremierWest's loan loss experience and selected ratios for the periods presented.

	December 31,

(dollars in thousands)	2007	2006	2005	2004	2003

Gross loans outstanding at end of year	$1,025,898	$922,687	$808,577	$690,461	$459,763

Average loans outstanding	$962,419	$855,562	$754,465	$605,747	$414,623

Allowance for loan losses, beginning
of year	$10,877	$10,341	$9,171	$5,466	$4,838
Loans charged off:
Commercial	(134)	(100)	(13)	(176)	(252)
Real estate	-	-	(500)	(563)	(160)
Consumer	(539)	(271)	(147)	(302)	(222)
Other	(154)	(125)	(111)	(2,758)	-

Total loans charged off	(827)	(496)	(771)	(3,799)	(634)

Recoveries:
Commercial	204	95	119	75	28
Real estate	-	-	-	3	-
Consumer	217	93	50	87	34
Other	112	44	1,622	454	-

Total recoveries	533	232	1,791	619	62

Net (charge offs) or recoveries	(294)	(264)	1,020	(3,180)	(572)
Allowance for loan losses transferred from:
Mid Valley Bank	-	-	-	6,085	-
Other adjustments (1)	181	-	-	-	-
Provision charged to income	686	800	150	800	1,200

Allowance for loan losses, end of year	$11,450	$10,877	$10,341	$9,171	$5,466

Ratio of net loans charged off to average
loans outstanding	0.03%	0.03%	n/a	0.52%	0.14%

Ratio of allowance for loan losses to
ending total loans	1.12%	1.18%	1.28%	1.33%	1.19%

(1) Includes a balance sheet reclassification adjustment (decrease) of $255,000 from the allowance for loan losses to other liabilities in accordance with Financial Accounting Standard No. 5. The amount reclassified represents the off-balance sheet credit exposure related to unfunded commitments to lend and letters of credit; and a $436,000 increase resulting from the purchase of a consumer finance loan portfolio on June 29, 2007.

       The following table shows the allocation of PremierWest's allowance for loan losses by category and the percent of loans in each category to total loans at the dates indicated. PremierWest allocates its allowance for loan losses to each loan classification based on relative risk characteristics. General, Specific and Qualitative  allocations are made based on estimated losses that are due to current credit circumstances and other available information for each loan category.  General allocations are based on historical loss factors.  Specific allocations are related to loans on nonaccrual status; estimated reserves based on individual credit risk ratings; loans for which management believes the borrower might be unable to comply with loan repayment terms, even though the loans are not in nonaccrual status; and, loans for which supporting collateral might not be adequate to recover loan amounts if foreclosure and subsequent sale of collateral become necessary.  Qualitative allocations include adjustments for economic conditions, concentrations and other subjective factors, and are intended to compensate for the subjective nature of the determination of losses inherent in the overall loan portfolio. Because the total loan loss allowance is a valuation reserve applicable to the entire loan portfolio, the portion of the allowance allocated to each loan category does not represent the total potential for future losses that may occur within that loan category.

					December 31,

	2007		2006			2005	2004		2003

		Percentage of		Percentage of		Percentage of		Percentage of		Percentage of
	Reserve	loans in each	Reserve	loans in each	Reserve	loans in each	Reserve	loans in each	Reserve	loans in each
	for loan	category to	for loan	category to	for loan	category to	for loan	category to	for loan	category to
(dollars in thousands)	losses	total loans	losses	total loans	losses	total loans	losses	total loans	losses	total loans

Type of loan:
Commercial	$1,684	18.18%	$1,889	19.00%	$2,640	16.30%	$3,102	13.70%	$922	13.20%
Real estate-
Construction	3,720	26.15%	4,096	28.10%	2,295	29.30%	1,191	21.60%	518	11.90%
Real estate-
Commercial/
Residential	4,516	45.21%	3,820	43.90%	4,599	45.40%	4,232	54.00%	3,264	62.70%
Consumer and Other	1,530	10.46%	1,072	9.00%	807	9.00%	646	10.70%	762	12.20%

Total	$11,450	100.00%	$10,877	100.00%	$10,341	100.00%	$9,171	100.00%	$5,466	100.00%

Even with a diligent assessment by management, there can be no assurance regarding the actual amount of charge-offs that will be incurred in the future.

Deposits

       Deposit accounts are PremierWest's primary source of funds. PremierWest offers a number of deposit products to attract both commercial and consumer customers including regular checking and savings accounts, money market accounts, IRA accounts, NOW accounts, and a variety of fixed-maturity, fixed-rate time deposits with maturities ranging from seven days to 60 months. These accounts earn interest at rates established by management based on competitive market factors and management's desire to increase certain types or maturities of deposit liabilities.

       The distribution of deposit accounts by type and rate is set forth in the following tables as of the indicated dates.

				Years Ended December 31,

		2007			2006			2005

	Average	Interest	Average	Average	Interest	Average	Average	Interest	Average
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate

Savings, money market and
interest bearing demand	$377,550	$9,691	2.57%	$342,221	$5,896	1.72%	$339,480	$3,662	1.08%

Time deposits	329,912	15,454	4.68%	248,887	10,035	4.03%	198,833	5,817	2.93%

Total interest-bearing deposits	707,462	$25,145	3.55%	591,108	$15,931	2.70%	538,313	$9,479	1.76%

Noninterest-bearing deposits	194,456			198,295			198,777

Total interest-bearing and
noninterest-bearing deposits	$901,918			$789,403			$737,090

       Total deposits grew $55.9 million during 2007, reaching $935.3 million at December 31, 2007 compared to $879.4 million at December 31, 2006, a 6.40% increase. At December 31, 2006, total deposits were $879.4 million, an increase of $110.9 million or 14.40%, from total deposits of $768.4 million at December 31, 2005. During 2007, noninterest-bearing deposits increased $479,000, from $199.5 million at December 31, 2006 to $199.9 million at December 31, 2007, a 0.20% increase. At December 31, 2007, core deposits, which consist of all demand deposit accounts, savings accounts, and time deposits less than $100,000 (excluding brokered deposits), accounted for 79.80% of total deposits, down from 88.90% as of December 31, 2006.

       Interest-bearing deposits consist of money market, NOW, savings, and time deposit accounts. Interest-bearing account balances tend to grow or decline as PremierWest adjusts its pricing and product strategies based on market conditions, including competing deposit products. At December 31, 2007, total interest-bearing deposit accounts were $735.4 million, an increase of $55.5 million, or 8.20%, from December 31, 2006.

       Management utilizes brokered deposits with maturities that are typically less than one year as a short-term funding source for loan growth. Brokered deposits are classified as time deposits that are less than $100,000 but are not considered core deposits. At December 31, 2007 brokered deposits totaled $59.3 million, or 6.30% of total deposits; there were no brokered deposits as of December 31, 2006. At December 31, 2007, time deposits of $100,000 and over totaled $130.2 million, or 13.90% of total outstanding deposits, compared to $103.0 million, or 11.70%, of total outstanding deposits at December 31, 2006, and $75 million, or 9.76%, of total outstanding deposits at December 31, 2005. The following table sets forth, by time remaining to maturity, time deposit accounts outstanding at December 31, 2007:

	Time Deposits of		Time Deposits Less
	$100,000 or More		Than $ 100,000

(dollars in thousands)	Amount	Percentage	Amount	Percentage

Three months or less	$41,633	31.98%	$78,829	34.25%
Over three months through six months	23,841	18.31%	48,655	21.14%
Over six months through 12 months	35,111	26.97%	59,385	25.80%
Over 12 months	29,609	22.74%	43,310	18.82%

Total	$130,194	100.0%	$230,179	100.00%

Short-term and Long-term Borrowings and Other Contractual Obligations

       The following table sets forth certain information with respect to PremierWest's short-term borrowings from Federal Home Loan Bank (FHLB) Cash Management Advances (CMA) and federal funds purchased:

			Years Ended December 31,

	2007		2006		2005

	FHLB	Federal	FHLB	Federal	FHLB	Federal
	CMA	Funds	CMA	Funds	CMA	Funds
	Advances	Purchased	Advances	Purchased	Advances	Purchased

(dollars in thousands)

Amount outstanding at end of period	$13,500	54,019	$5,000	6,835	$-	16,430
Weighted average interest rate at
end of period	4.35%	4.76%	5.63%	6.21%	n/a	5.07%
Maximum amount outstanding at any
month-end during the year	$17,500	54,019	$35,000	33,551	$25,000	16,430
Average amount outstanding during
the period	$8,230	13,081	$24,973	16,236	$6,901	1,822
Average weighted interest rate
during the period	5.28%	5.47%	5.31%	5.46%	3.36%	4.39%

       PremierWest had long-term borrowings outstanding with the Federal Home Loan Bank of Seattle (FHLB) totaling $508,000, $1.1 million and $1.8 million as of December 31, 2007, 2006 and 2005, respectively. The Bank makes monthly principal and interest payments on the long-term borrowings which mature between 2008 and 2014 and bear interest at rates ranging from 5.82% to 7.52% . The Bank also participates in the Cash Management Advance Program (CMA) with the FHLB. CMA borrowings outstanding were $13.5 million at December 31, 2007. At December 31, 2007, the Bank had total FHLB borrowings of $14 million against an available collateral base of approximately $41.0 million. All outstanding borrowings with the FHLB are collateralized by a blanket pledge agreement principally covering loans in the Bank's portfolio that are secured by 1st liens against 1-4 family or multi-family residential properties as well as the Bank's FHLB stock and potentially any funds, investment securities or loans on deposit with the FHLB.

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

The following table is a summary of current trust preferred securities at December 31, 2007.

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
(2) PremierWest Statutory Trust II bears interest at the fixed rate of 5.65%until March 2010 at which time it converts to the variable rate of LIBOR +1.79%, adjusted quarterly, through the maturity date.

PremierWest is a party to numerous contractual financial obligations including repayment of borrowings, operating lease payments and commitments to extend credit under off-balance sheet arrangements. The scheduled repayment of long-term borrowings and other contractual obligations is as follows (in thousands):

		Payments due by period

Contractual Obligations	Total	< 1year	1-3 years	3-5 years	> 5 years

Long-term borrowings	$508	$465	$21	$14	$8
Operating lease obligations	$6,626	875	1,594	1,236	2,921
Junior subordinated debentures	$15,464	-	-	-	15,464

Total	$22,598	$1,340	$1,615	$1,250	$18,393

Off-Balance Sheet Arrangements

       Significant off-balance sheet commitments at December 31, 2007 include commitments to extend credit of $164.0 million and standby letters of credit of $8.2 million. See Note 14 on page F-30 of the Notes to Consolidated Financial Statements included with this report for a discussion on the nature, business purpose and importance of off-balance sheet arrangements.

LIQUIDITY AND CAPITAL RESOURCES; REGULATORY CAPITAL

     Shareholders' equity was $127.7 million at December 31, 2007, an increase of $11.4 million or 9.82% from December 31, 2006. The increase reflects comprehensive income of $15.1 million, the exercise of stock options and related tax benefit of $411,000 and stock-based compensation expense of $306,000. This was offset by the declaration of preferred and common stock dividends of $275,000 and $2.9 million, respectively, repurchase of common stock totaling $1.1 million, and cash paid for fractional shares ($10,000) resulting from a 5% stock dividend.

     PremierWest has adopted policies to maintain a relatively liquid position to enable it to respond to changes in the financial environment and ensure sufficient funds are available to meet customers' needs for borrowing and deposit withdrawals. Generally, PremierWest's major sources of liquidity are customer deposits, sales and maturities of investment securities, the use of borrowings from the FHLB and correspondent banks, and net cash provided by operating activities. As of December 31, 2007, unused and available lines of credit totaled $1.3 million from FHLB's Cash Management Advance Program and $76.0 million from correspondent banks. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and unscheduled loan prepayments are not as stable because they are influenced by general interest rate levels, competing interest rates available on other investments, market competition, economic conditions, and other factors. Liquid asset balances include cash, amounts due from other banks, federal funds sold, and investment securities available-for-sale. At December 31, 2007, these liquid assets totaled $48.9 million or 4.20% of total assets as compared to $36.8 million or 3.55% of total assets at December 31, 2006. Total liquid assets of $36.8 million as of December 31, 2006, compare to $33.8 million or 3.70% of total assets at December 31, 2005. Our liquidity continues to tighten as loan volumes have grown faster than our ability to build deposits as our preferred source of funding. Further, our securities portfolio has declined from calls and maturities to a point where 100% of our securities portfolio is committed towards pledging requirements for collateralizing public funds deposits that exceed the FDIC insurance limits. It is expected that continued strong loan growth and the highly competitive marketplace for local deposits will result in the continued reliance on a combination of short-term borrowings and brokered deposits to augment core deposits as a stable source of funding. Management continues to focus on strategies to grow the Bank’s core deposit base, while exploring alternative wholesale funding avenues. The Bank maintains contingency plans to address its liquidity needs including borrowing capacity through the Federal Home Loan Bank and other correspondent banks to support its funding needs that are not covered by our core deposit base. Management has elected to pursue strategies for building relationship oriented core deposits over time rather than aggressively attracting higher cost transactional time deposits from within our local markets.

       Analysis of liquidity should include a review of the changes that appear in the consolidated statements of cash flows for the year ended December 31, 2007. The statement of cash flows includes operating, investing, and financing categories. Operating activities include net income of $15.1 million and $1.1 million in adjustments for non-cash items and changes in cash due to changes in certain assets and liabilities. Investing activities consist primarily of proceeds from sold or matured securities and purchases of securities, the impact of the net growth in loans, and purchases of premises and equipment. Financing activities present the cash flows associated with the change in deposit accounts, changes in long-term and other borrowings and various shareholder transactions.

       At December 31, 2007, PremierWest had outstanding unfunded lending commitments of $172.2 million. Nearly all of these commitments represented unused portions of credit lines available to businesses. Many of these credit lines are not expected to be fully drawn upon and, accordingly, the aggregate commitments do not necessarily represent future cash requirements. Management believes that PremierWest's sources of liquidity are sufficient to meet likely calls on outstanding commitments, although there can be no assurance in this regard.

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

       The following table reflects PremierWest Bank's various capital ratios at December 31, as compared to regulatory minimums for capital adequacy purposes:

	2007	2006	Minimum to be	Minimum to be
	Actual	Actual	“Adequately Capitalized”	“Well-Capitalized”

Total risk-based capital ratio	11.81%	11.49%	>8.00%	>10.00%
Tier 1 risk-based capital ratio	10.77%	10.42%	>4.00%	>6.00%
Leverage ratio	10.92%	10.79%	>4.00%	>5.00%

The various capital ratios for PremierWest Bancorp at December 31, compared to regulatory minimums for capital adequacy purposes are as follows:

	2007	2006	Minimum to be
	Actual	Actual	“Adequately Capitalized”

Total risk-based capital ratio	11.80%	11.78%	>8.00%
Tier 1 risk-based capital ratio	10.75%	10.71%	>4.00%
Leverage ratio	10.89%	11.08%	>4.00%

RECENTLY ISSUED ACCOUNTING STANDARDS

       In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB 51.” SFAS No. 160 improves the information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in equity in the consolidated financial statements but separate from the parent’s equity; the share of net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; and when a subsidiary is deconsolidated, through sale or otherwise, any retained noncontrolling equity interest in the former subsidiary be initially measured at fair value. SFAS No. 160 is effective for fiscal years and interim periods within those fiscal year, beginning on or after December 15, 2008. Early adoption is not permitted. Management does not expect the adoption of SFAS 160 to have a material impact on the consolidated financial statements.

       In December 2007, the FASB issued SFAS No. 141R (revised 2007), “Business Combinations,” which replaces SFAS No. 141. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements, which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (on or after June 28, 2009 of fiscal 2010). Early adoption is not permitted. After the effective date, the Company will apply the requirements of SFAS No. 141R to its future business combinations.

       In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits the use of fair value accounting but does not affect existing standards that require assets or liabilities to be carried at fair value. This statement gives entities the option to record certain financial assets and liabilities at fair value with the changes in fair value recorded in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Management does not expect the adoption of SFAS 157 to have a material impact on the consolidated financial statements.

       In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 clarifies the accounting for income taxes by prescribing a minimum threshold a tax position is required to meet before being recognized in the financial statements. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective as of the beginning of our 2007 fiscal year. The cumulative effect, if any, of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. Adoption of this standard on January 1, 2007 did not have a material impact on the consolidated financial statements. The Company had no unrecognized tax benefits at January 1, 2007 and at December 31, 2007. The Company recognizes interest and accrued penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2007 and 2006, the Company recognized no interest and penalties. The Company files income tax returns in the U.S. federal jurisdiction, California, and Oregon. The Company is no longer subject to U.S. or Oregon state examinations by tax authorities for years before 2004 and California state examinations for years before 2003.

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

       In September 2006, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue No. 06-4 (“EITF 06-4”), “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” EITF 06-4 requires employers to recognize a liability for future benefits provided through endorsement split-dollar life insurance arrangements that extend into postretirement periods in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” or APB Opinion No. 12, “Omnibus Opinion – 1967.” The provisions of EITF 06-4 become effective on January 1, 2008 and are to be applied as a change in accounting principle either through a cumulative-effect adjustment to retained earnings or other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption; or through retrospective application to all prior periods. Adoption of this standard was effective for the Company on January 1, 2007, and resulted in a $127,000 adjustment to retained earnings and did not have a material impact on the consolidated financial statements for any of the quarters or year end.

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

       The following table illustrates the maturities or repricing of PremierWest's assets and liabilities as of December 31, 2007, based upon the contractual maturity or contractual repricing dates of loans and the contractual maturities of time deposits and borrowings. Prepayment assumptions have not been applied to fixed-rate mortgage loans. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

(dollars in thousands)		BY REPRICING INTERVAL

	0 – 3 Months	4 – 12 Months	1 – 5 Years	Over 5 Years	Total

ASSETS
Interest-earning assets:
Federal funds sold and interest-earning
deposits	$10,391	$-	$-	$-	$10,391
Investment securities	497	1,625	1,437	2,761	6,320
Loans	509,740	187,770	264,724	63,664	1,025,898

Total	$520,628	$189,395	$266,161	$66,425	$1,042,609

LIABILITIES
Interest-bearing liabilities:
Interest-bearing demand and savings	$180,407	$51,226	$121,801	$21,567	$375,001
Time deposits	149,149	138,345	72,639	240	360,373
Borrowings	54,189	13,795	15,498	9	83,491

Total	$383,745	$203,366	$209,938	$21,816	$818,865

Interest rate sensitivity gap	$136,883	$(13,971)	$56,223	$44,609	$223,744

Cumulative	$136,883	$122,912	$179,135	$223,744

Cumulative gap as a % of
interest-earning assets	13.1%	11.8%	17.2%	21.5%

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

       PremierWest's simulation analysis forecasts net interest income and earnings given unchanged interest rates (stable rate scenario). The model then estimates a percentage change from the stable rate scenario under scenarios of rising and falling market interest rates over various time horizons. The simulation model based on December 31, 2007 data, estimates that if a decline of 200 basis points occurs, net interest income could be unfavorably affected up to approximately 3.97%, while a similar increase in market rates would have a favorable impact of approximately 4.74% . Because of uncertainties about customer behavior, refinance activity, absolute and relative loan and deposit pricing levels, competitor pricing and market behavior, product volumes and mix, and other unexpected changes in economic events affecting movements and volatility in market rates, there can be no assurance that simulation results are reliable indicators of earnings under such conditions.

	Net Increase (Decrease) in	Net
	Net Interest Income	Interest	Return on
	(in thousands)	Margin	Equity

As of December 31, 2007,
the prime rate was 7.25%	$-	5.72%	12.25%

Prime rate increase of:
200 basis points to 9.25%	$2,618	5.99%	14.38%
100 basis points to 8.25%	$1,238	5.85%	13.26%

Prime rate decrease of:
200 basis points to 5.25%	$(2,110)	5.50%	10.54%
100 basis points to 6.25%	$(1,037)	5.61%	11.41%

(1) Tax adjusted at a 38.25% rate.

       It is PremierWest's policy to manage interest rate risk to maximize long-term profitability under the range of likely interest-rate scenarios.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The financial statements called for by this item are included in this report beginning on page F-3.

       The following tables set forth the Company's unaudited consolidated financial data regarding operations for each quarter of 2007 and 2006. This information, in the opinion of management, includes all adjustments necessary, consisting only of normal and recurring adjustments, to state fairly the information set forth therein. Certain amounts previously reported have been reclassified to conform to the current presentation. These reclassifications had no net impact on the results of operations.

			2007

		Second			Fourth
(dollars in thousands, except per share data)	First Quarter	Quarter	Third Quarter		Quarter

INCOME STATEMENT DATA
Total interest income	$19,360	$20,337		$21,540	$21,218
Total interest expense	6,018	6,531		7,250	$7,417

Net interest income	13,342	13,806		14,290	13,801
Provision for loan losses	200	75		225	$186

Net interest income after
provision for loan losses	13,142	13,731		14,065	13,615
Noninterest income	2,010	2,287		2,308	$2,205
Noninterest expense	9,704	9,636		9,828	$9,790

Income before income taxes	5,448	6,382		6,545	6,030
Provision for income taxes	2,080	2,441		2,502	$2,280

Net income	$3,368	$3,941		$4,043	$3,750

Basic earnings per common share	$0.19	$0.23		$0.23	$0.22

Diluted earnings per common share	$0.19	$0.21		$0.22	$0.20

			2006

		Second			Fourth
(dollars in thousands, except per share data)	First Quarter	Quarter	Third Quarter		Quarter

INCOME STATEMENT DATA
Total interest income	$16,700	$18,086		$18,861	$19,605
Total interest expense	3,724	4,441		5,212	5,727

Net interest income	12,976	13,645		13,649	13,878
Provision for loan losses	300	200		150	150

Net interest income after
provision for loan losses	12,676	13,445		13,499	13,728
Noninterest income	1,834	1,966		2,030	1,871
Noninterest expense	9,334	9,422		9,449	9,210

Income before income taxes	5,176	5,989		6,080	6,389
Provision for income taxes	1,890	2,184		2,383	2,529

Net income	$3,286	$3,805		$3,697	$3,860

Basic earnings per common share	$0.20	$0.22		$0.21	$0.22

Diluted earnings per common share	$0.18	$0.20		$0.20	$0.21

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None. ITEM 9A.	CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

     Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Exchange Act Rules 13a -15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal controls over financial reporting were effective as of December 31, 2007.

     The effectiveness of our internal controls over financial reporting as of December 31, 2007 has been audited by Moss Adams LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information provided in response to this Item is incorporated by reference to the Definitive Proxy Statement on Schedule 14A for the Company's 2008 Annual Meeting of Shareholders, which the Company expects first to be sent or given to security holders on or about April 10, 2008.

ITEM 11. EXECUTIVE COMPENSATION

The information provided in response to this Item is incorporated by reference to the Definitive Proxy Statement on Schedule 14A for the Company's 2008 Annual Meeting of Shareholders, which the Company expects first to be sent or given to security holders on or about April 10, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

       The information provided in response to the Security Ownership of Certain Beneficial Owners and Management required by this Item is incorporated by reference to the Definitive Proxy Statement on Schedule 14A for the Company's 2008 Annual Meeting of Shareholders, which the Company expects first to be sent or given to security holders on or about April 10, 2008.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

       The information provided in response to this Item is incorporated by reference to the Definitive Proxy Statement on Schedule 14A for the Company's 2008 Annual Meeting of Shareholders, which the Company expects first to be sent or given to security holders on or about April 10, 2008.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

       The information provided in response to this item is incorporated by reference to the Definitive Proxy Statement on Schedule 14A for the Company's 2008 Annual Meeting of Shareholders, which the Company expects first to be sent or given to security holders on or about April 10, 2008.

PART IV

	ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Financial Statements:
The consolidated financial statements for the fiscal years ended December 31, 2007, 2006, and 2005 are included in this report beginning on page F-1.

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

3.1 Articles of Incorporation of PremierWest Bancorp 1

3.2 Amended and Restated Bylaws of PremierWest Bancorp 2

4.1 Specimen Stock Certificate 3

4.2 Series A Preferred Stock Certificate Designation of the Registrant 1

10.1 Employment Agreement, dated December 13, 2007, between John L. Anhorn and PremierWest Bancorp A

10.2 Employment Agreement, dated December 13, 2007, between Tom Anderson and PremierWest Bancorp B

10.3 Supplemental Executive Retirement Plan Agreement, dated December 13, 2007, between John L. Anhorn and PremierWest Bank

10.4 Supplemental Executive Retirement Plan Agreement, dated December 13, 2007, between Richard Heib and PremierWest Bank

10.5 Supplemental Executive Retirement Plan Agreement, dated December 13, 2007, between Tom Anderson and PremierWest Bank. C

10.6 Executive Survivor Income Agreement dated, November 12, 2002, amended dated July 29, 2004, between John A. Anhorn and PremierWest Bank 4 D

10.7 Executive Survivor Income Agreement dated, November 12, 2002, amended dated July 29, 2004, between Tom Anderson and PremierWest Bank 4 E

10.8 Executive Deferred Compensation Agreement between Tom Anderson and PremierWest Bank dated December 13, 2007 F

10.9 Continuing Benefits Agreement between individual Board members and PremierWest Bank dated December 13, 2007 G

10.10 Director Deferred Compensation Agreement between individual Board members and PremierWest Bank dated December 13, 2007 G

10.11 1992 Combined Incentive and Non-Qualified Stock Option Plan of Bank of Southern Oregon 2

10.12 United Bancorp Stock Option Plan, as amended 5

10.13 2002 PremierWest Bancorp Stock Option Plan 6

10.14 Non Qualified Stock Option Agreement 7

10.15 Incentive Stock Option Agreement 7

21.1 Subsidiaries of PremierWest Bancorp

23.1 Consent of Moss Adams LLP

31.1 Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(a) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U. S. C. Section 1350

32.2  Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(a) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

1	Incorporated by reference to Registrant's statement on Form S-4/A filed December 6, 2007 (File NO. 333- 147460).

2	Incorporated by reference to Registrant's statement on Form S-4/A filed April 3, 2000 (File No. 333- 96209).

3	Incorporated by reference to Registrant's statement on Form S-4/A filed November 28, 2003 (File No. 333-110842).

4	Incorporated by reference to the Registrant's quarterly report on form 10-Q for the period ended September 30, 2004.

5	Incorporated by reference to the registration statement on Form S-8 (File No. 333-40886).

6	Incorporated by reference to Form DEF 14A, filed April 13, 2005, (SEC File No. 000-50332)

7	Incorporated by reference to the Registrant's annual report on form 10-K for the year ended December 31, 2005.

	A	A substantially identical agreement exists between PremierWest Bancorp and Richard Hieb, except that Mr. Hieb's agreement provides for a base salary of $197,600.

	B	A substantially identical agreement exists between PremierWest Bancorp and James Earley, except that Mr. Earley's agreement provides for a base salary of $147,000 and Mr. Ford’s agreement provides for a base salary of $200,000.

	C	A substantially identical agreement exists between PremierWest Bancorp and James Earley, except that Mr. Earley's agreement provides for retirement pay of 40% of base salary.

	D	A substantially identical agreement exists between PremierWest Bancorp and Richard Hieb, except that Mr. Hieb's agreement provides for a pre-retirement death benefit of $150,000.

A substantially identical agreement exists between PremierWest Bancorp and James Earley, except that

	E	Mr. Earley's agreement provides for a pre- and post-retirement death benefits of $150,000 and $150,000 respectively.

Substantially identical agreements dated December 13, 2007 were entered into by and between

	F	PremierWest Bank and the following executives: Richard Hieb, John Anhorn and Jim Earley .Substantially identical agreements dated December 13, 2007 were entered into by and between

	G	PremierWest Bank and the following directors: John B. Dickerson, John A. Duke, Dennis N. Hoffbuhr, Patrick G. Huycke, Brian Pargeter, James L. Patterson, Tom Becker and Rickar D. Watkins.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

PREMIERWEST BANCORP (Registrant)

By:	/s/ John L. Anhorn	Date: March 14, 2008
John L. Anhorn, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ John Duke	Date: March 14, 2008
John Duke, Director

By:	/s/ Dennis Hoffbuhr	Date: March 14, 2008
Dennis Hoffbuhr, Director

By:	/s/ Rickar Watkins	Date: March 14, 2008
Rickar Watkins, Director

By:	/s/ James Patterson	Date: March 14, 2008
James Patterson, Director

By:	/s/ John L. Anhorn	Date: March 14, 2008
John L. Anhorn, Director and
Chief Executive Officer

By:	/s/ Richard R. Hieb	Date: March 14, 2008
Richard R. Hieb, Director and Chief Operating Officer

By:	/s/ Tom Anderson	Date: March 14, 2008
Tom Anderson, Chief Financial Officer, and
Principal Accounting Officer

Signatures - (continued)

By: /s/ James M. Ford	Date: March 14, 2008
James M. Ford, Director and President

By: /s/ Tom Becker	Date March 14, 2008
Tom Becker, Director

By: /s/ Brian Pargeter	Date: March 14, 2008
Brian Pargeter, Director

By: /s/ Patrick Huycke	Date: March 14, 2008
Patrick Huycke, Director

By: /s/ John Dickerson	Date: March 14, 2008
John Dickerson, Director

By: /s/ Gary Wright	Date: March 14, 2008
Gary Wright, Director

PREMIERWEST BANCORP AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM AND

CONSOLIDATED FINANCIAL STATEMENTS

__________

DECEMBER 31, 2007, 2006, AND 2005

CONTENTS

PAGE
REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM	F1	– F2

CONSOLIDATED FINANCIAL STATEMENTS
Balance sheets	F3
Statements of income	F4
Statements of changes in shareholders’ equity and comprehensive income	F5
Statements of cash flows	F6	– F7
Notes to financial statements	F8	– F43

Note: These consolidated financial statements have not been reviewed, or confirmed for accuracy or relevance by the Federal Deposit Insurance Corporation.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
PremierWest Bancorp and Subsidiary

We have audited the accompanying consolidated balance sheets of PremierWest Bancorp and Subsidiary (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007. We also have audited the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Report of Independent Registered Public Accounting Firm
Page Two

A Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A Company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PremierWest Bancorp and Subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, PremierWest Bancorp and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Portland, Oregon
March 14, 2008

PREMIERWEST BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31,

	2007	2006

	(in thousands, except share amounts)
Cash and cash equivalents:
Cash and due from banks	$38,281	$36,497
Federal funds sold	10,350	-

Total cash and cash equivalents	48,631	36,497

Interest-bearing deposits with Federal Home Loan Bank	41	7
Investments :
Investment securities available-for-sale, at fair market value	222	263
Investment securities held-to-maturity, at amortized cost
(fair value of $ 6,072 in 2007 and $6,999 in 2006)	6,098	7,055
Restricted equity securities	1,865	1,865

Total investments	8,185	9,183

Mortgage loans held -for-sale	569	993
Loans, net o f allowance for loan losses and
deferred loan fees	1,012,269	908,652

Total loans	1,012,838	909,645
Premises and equipment, net of accumulated
depreciation and amortization	38,795	34,102
Core deposit intangibles, net of amortization	1,516	2,010
Goodwill	20,942	20,414
Accrued interest and other assets	27,013	22,653

TOTAL ASSETS	$1,157,961	$1,034,511

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Deposits :
Demand	$199,941	$199,462
Interest-bearing demand and savings	375,001	407,559
Ti me	360,373	272,329

Total deposits	935,315	879,350
Federal funds purchased	54,019	6,835
Federal Home Loan Bank borrowings	14,008	6,141
Junior subordinated debentures	15,464	15,464
Accrued interest and other liabilities	11,480	10,462

Total liabilities	1,030,286	918,252

COMMITMENTS AND CONTINGENCI ES (Notes 14 and 20 )

SHAREHOLDERS’ EQUITY
Series A Preferred Stock, no par value, 1,000,000 shares
authorized; 11,000 shares issued and outstanding	9,590	9,590
Common stock, no par value, 50,000,000 shares
authorized; 16,987,496 shares issued
and outstanding (16,216,481 in 2006)	97,266	85, 906
Retained earnings	20,759	20,663
Accumulated other comprehensive income	60	100

Total shareholders’ equity	127,675	116,259

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,157,961	$1,034,511

F-3
See accompanying notes.

PREMIERWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,

	2007	2006	2005

	(in thousands, except earnings per share amounts)

INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$82,064	$72,695	$56,709
Interest on investments:
Taxable	42	88	183
Nontaxable	230	323	421
Interest on federal funds sold	93	136	208
Other interest and dividends	26	10	6

Total interest and dividend income	82,455	73,252	57,527

INTEREST EXPENSE
Deposits:
Interest-bearing demand and savings	9,691	5,896	3,662
Time	15,454	10,035	5,817
Other borrowing	2,071	3,173	1,306

Total interest expense	27,216	19,104	10,785

NET INTEREST INCOME	55,239	54,148	46,742
LOAN LOSS PROVISION	686	800	150

Net interest income after loan loss provision	54,553	53,348	46,592

NONINTEREST INCOME
Service charges on deposit accounts	4,019	3,316	2,734
Mortgage banking fees	671	1,036	1,426
Investment brokerage and annuity fees	1,668	1,162	1,268
Other commissions and fees	1,794	1,572	1,389
Other noninterest income	658	613	531
Net gains on sales of securities	-	2	3

Total noninterest income	8,810	7,701	7,351

NONINTEREST EXPENSE
Salaries and employee benefits	23,712	23,038	19,529
Net occupancy and equipment	6,065	6,138	5,571
Communications	1,722	1,678	1,527
Professional fees	856	979	1,076
Advertising	696	1,029	999
Other	5,907	4,553	4,916

Total noninterest expense	38,958	37,415	33,618

INCOME BEFORE PROVISION FOR INCOME TAXES	24,405	23,634	20,325
PROVISION FOR INCOME TAXES	9,303	8,986	7,136

NET INCOME	$15,102	$14,648	$13,189

BASIC EARNINGS PER COMMON SHARE	$0.87	$0.85	$0.76

DILUTED EARNINGS PER COMMON SHARE	$0.82	$0.79	$0.71

F-4 See accompanying notes.

PREMIERWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share amounts)

						Accumulated
	Preferred Stock		Common Stock			Other	Total’
					Retained	Comprehensive	Shareholders	Comprehensive
	Shares	Amount	Shares	Amount	Earnings	Income	Equity	Income

BALANCE, December 31, 2004	11,000	9,590	14,612,332	62,482	18,224	284	90,580

Comprehensive income:
Net income	-	-	-	-	13,189	-	13,189	$13,189
Other comprehensive income –
Amortization of unrealized gains
for investment securities
transferred to held-to-maturity
of $126 (net of taxes of $65)	-	-	-	-	-	(126)	(126)	(126)

Unrealized losses on investment
securities available-for-sale of
$51 (net of taxes of $17)	-	-	-	-	-	(34)	(34)	(34)

Comprehensive income								$13,029

Preferred stock dividend declared	-	-	-	-	(275)	-	(275)
Common stock cash dividend declared					(769)		(769)
5% stock dividend	-	-	730,756	10,523	(10,523)	-	-
Cash paid for fractional shares	-	-	-	-	(10)	-	(10)
Stock options exercised	-	-	30,343	188	-	-	188
Income tax benefit of stock options
exercised	-	-	-	41	-	-	41

BALANCE, December 31, 2005	11,000	$9,590	15,373,431	$73,234	$19,836	$124	$102,784
Comprehensive income:
Net income	-	-	-	-	14,648	-	14,648	$14,648
Other comprehensive income –
Amortization of unrealized gains
for investment securities
transferred to held-to-maturity
of $79 (net of taxes of $49)	-	-	-	-	-	(79)	(79)	(79)
Unrealized losses on investment
securities available-for-sale of
$88 (net of taxes of $33)	-	-	-	-	-	55	55	55

Comprehensive income								$14,624

Preferred stock dividend declared	-	-	-	-	(275)	-	(275)
Common stock cash dividend declared			-	-	(1,621)		(1,621)
Stock-based compensation expense			-	226	-		226
5% stock dividend	-	-	769,145	11,914	(11,914)	-	-
Cash paid for fractional shares	-	-	-	-	(11)	-	(11)
Stock options exercised	-	-	73,905	363	-	-	363
Income tax benefit of stock options
exercised	-	-	-	169	-	-	169

BALANCE, December 31, 2006	11,000	$9,590	16,216,481	$85,906	$20,663	$100	$116,259
Comprehensive income:
Net income	-	-	-	-	15,102	-	15,102	$15,102
Other comprehensive income –
Amortization of unrealized gains
for investment securities
transferred to held-to-maturity
of $66 (net of taxes of $25)	-	-	-	-	-	(41)	(41)	(41)
Unrealized gains on investment
securities available-for-sale of
$1 (nominal tax effect)	-	-	-	-	-	1	1	1

Comprehensive income								$15,062

Adjustment for change in accounting
principle related to EITF 06-04	-	-	-	-	(127)	-	(127)
Preferred stock dividend declared	-	-	-	-	(275)	-	(275)
Common stock cash dividend declared	-	-	-	-	(2,891)	-	(2,891)
Stock-based compensation expense	-	-	-	306	-	-	306
Repurchase of common stock	-	-	(84,800)	(1,060)	-	-	(1,060)
5% stock dividend	-	-	810,457	11,703	(11,703)	-	-
Cash paid for fractional shares	-	-	-	-	(10)	-	(10)
Stock options exercised	-	-	45,358	254	-	-	254
Income tax benefit of stock options
exercised	-	-	-	157	-	-	157

BALANCE, December 31, 2007	11,000	$9,590	16,987,496	$97,266	$20,759	$60	$127,675

F-5

See accompanying notes.

PREMIERWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

		Years Ended December 31,

	2007	2006	2005

		(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$15,102	$14,648	$13,189
Adjustments to reconcile net income to net cash
from operating activities:
Depreciation and amortization	3,069	3,188	3,133
Loan loss provision	686	800	150
Deferred income taxes	(1,098)	(1,772)	(1,770)
Net gains on sales of investment securities	-	(2)	(3)
Amortization of premiums and accretion of discounts
on investment securities, net	(13)	48	57
Funding of loans held-for-sale	(28,042)	(18,788)	(18,404)
Sale of loans held-for-sale	28,770	18,728	18,395
Gain on sale of loans held for sale	(304)	(166)	(225)
Restricted equity security stock dividends	-	-	(6)
Excess tax benefit from stock options exercised	(69)	(146)	-
Stock-based compensation expense	306	226	-
Gain on sales of premises and equipment	(88)	(18)	(25)
Write down of low income housing tax credit investment	269	26	-
(Gain) loss on sale of other real estate owned	(5)	(145)	28
Changes in accrued interest receivable/payable
and other assets/liabilities	(2,407)	(5)	1,790

Net cash from operating activities	16,176	16,622	16,309

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and calls of investment
securities available-for-sale	42	5,062	1,114
Proceeds from maturities and calls of investment
securities held-to-maturity	3,385	2,447	1,235
Proceeds from sales of investment securities held-to-
maturity	-	-	153
Purchase of securities held-to-maturity	(2,456)	-	-
Decrease (increase) in interest-bearing deposits with
Federal Home Loan Bank	(34)	2	12
Purchase of equity securities	-	-	(260)
Loan originations, net	(93,686)	(114,222)	(116,786)
Purchases of premises and equipment, net	(7,172)	(6,189)	(5,282)
Proceeds from the sale of other real estate owned	101	145	455
Purchase of low income housing tax credit investment	(392)	(223)	-
Purchase of consumer loan finance business	(11,141)	-	-

Net cash from investing activities	(111,353)	(112,978)	(119,359)

See accompanying notes.

PREMIERWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

		Years Ended December 31,

	2007	2006	2005

		(in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	$55,965	$110,931	$79,434
Net increase (decrease) in borrowings from
the Federal Home Loan Bank	7,867	4,361	(639)
Net increase (decrease) in Federal Funds purchased	47,184	(9,595)	16,430
Repurchase of common stock	(1,060)	-	-
Excess tax benefit from stock options exercised	69	146	-
Dividends paid on common stock	(2,683)	(1,579)	-
Dividends paid on preferred stock	(275)	(275)	(275)
Stock options exercised	254	363	188
Cash paid for fractional shares relating to stock dividend	(10)	(11)	(10)

Net cash from financing activities	107,311	104,341	95,128

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,134	7,985	(7,922)

CASH AND CASH EQUIVALENTS,
beginning of year	36,497	28,512	36,434

CASH AND CASH EQUIVALENTS,
end of year	$48,631	$36,497	$28,512

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
Cash paid for interest	$26,603	$18,693	$9,744

Cash paid for taxes	$10,677	$10,517	$7,980

SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING ACTIVITIES
Transfers of loans to other real estate owned	$101	$-	$-

Income tax benefit of stock options exercised	$156	$169	$41

Increase in goodwill resulting from Mid Valley
Bank purchase price adjustment	$-	$-	$848

Preferred stock dividend declared	$275	$275	$275

Cash dividends declared	$1,020	$811	$769

See accompanying notes.

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – The accompanying consolidated financial statements include the accounts of PremierWest Bancorp (the Company or PremierWest) and its wholly-owned subsidiary, PremierWest Bank (the Bank).

The Bank offers a full range of financial products and services through a network of 40 full service branch offices, 37 of which are located along the Interstate 5 freeway corridor between Roseburg, Oregon, and Woodland, California. Of the 40 full service branch offices, 23 are located in Oregon (Jackson, Josephine, Deschutes, Douglas, and Klamath Counties) and 17 are located in California (Siskiyou, Shasta, Butte, Tehama, Placer and Yolo Counties). The Bank’s activities include the usual lending and deposit functions of a community oriented commercial bank: commercial, real estate, installment, and mortgage loans; checking, time deposit, and savings accounts; mortgage loan brokerage services; and automated teller machines (ATMs) and safe deposit facilities. The Bank has three subsidiaries: Premier Finance Company, PremierWest Investment Services, Inc., and Blue Star Properties, Inc. Premier Finance Company, has offices in Medford, Grants Pass, Roseburg, Klamath Falls, Coos Bay, Eugene and Portland, Oregon and Redding, California and is engaged in the business of consumer lending. PremierWest Investment Services, Inc. operates throughout the Bank’s market area providing brokerage services for investment products including stocks, bonds, mutual funds and annuities. Blue Star Properties, Inc. serves solely to hold real estate properties for the Company but is currently inactive.

In December 2004, the Company established PremierWest Statutory Trust I and II (the Trusts), as wholly-owned Delaware statutory business trusts, for the purpose of issuing guaranteed individual beneficial interests in junior subordinated debentures (Trust Preferred Securities). The Trusts issued $15.5 million in Trust Preferred Securities for the purpose of providing additional funding for operations and enhancing the Company’s consolidated regulatory capital. In accordance with the Financial Accounting Standards Board’s (FASB) Interpretation No. 46(R), “Consolidation of Variable Interest Entities,” the Company has not included the Trusts in its consolidated financial statements but has recognized, as junior subordinated debt, the outstanding balance of the Trust Preferred Securities as of December 31, 2007 and 2006.

The Company declared 5% stock dividends in June 2007, June 2006, and June 2005. All per share amounts and calculations in the accompanying consolidated financial statements have been restated to reflect the effects of these stock dividends.

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

Restricted equity securities – The Bank’s investment in FHLB stock is recorded as a restricted equity security and carried at par value, which approximates fair value. As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets, or FHLB advances. At December 31, 2007 and 2006, the Bank met its minimum required investment. The Bank may request redemption at par value of any FHLB stock in excess of the minimum required investment. Stock redemptions are at the discretion of the FHLB.

The Bank also owns stock in Pacific Coast Banker’s Bank (PCBB). The investment in PCBB is carried at cost. Pacific Coast Banker’s Bank operates under a special purpose charter to provide wholesale correspondent banking services to depository institutions. By statute, 100% of PCBB’s outstanding stock is held by depository institutions that utilize its correspondent banking services

Investments in limited partnerships – The Bank has a minority interest (less than 10%) in two limited partnerships that own and operate affordable housing projects. Investments in these projects serve as an element of the Bank’s compliance with the Community Reinvestment Act, and the Bank receives tax benefits in the form of deductions for operating losses and tax credits. The tax credits may be used to reduce taxes currently payable or may be carried back one year or forward 20 years to recapture or reduce taxes. The Bank uses the equity method in accounting for its interest in the partnerships’ operating results. The credits are recorded in the years they become available to reduce income taxes.

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

Loans and the allowance for loan losses -- Loans are stated at the amount of unpaid principal, reduced by the allowance for loan losses and deferred loan fees. The allowance for loan losses represents management’s recognition of the assumed risks of extending credit and the quality of the existing loan portfolio. The allowance is established to absorb known and inherent losses in the loan portfolio as of the balance sheet date. The allowance is maintained at a level considered adequate to provide for estimated loan losses based on management’s assessment of various factors affecting the portfolio. Such factors include historical loss experience; review of problem loans; underlying collateral values and guarantees; current economic conditions; legal representation regarding the outcome of pending legal action for collection of loans and related loan guarantees; and an overall evaluation of the quality, risk characteristics, and concentration of loans in the portfolio. The allowance is based on estimates and ultimate losses may vary from the current estimates. These estimates are reviewed periodically and as adjustments become necessary, they are reported in operations in the periods in which they become known. The allowance is increased by provisions charged to operations and reduced by loans charged-off, net of recoveries.

Various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgment of the information available to them at the time of their examinations.

The Bank considers loans to be impaired when management believes that it is probable that all amounts due will not be collected according to the contractual terms. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the loan’s underlying collateral or related guarantee. Since a significant portion of the Bank’s loans are collateralized by real estate, the Bank primarily measures impairment based on the estimated fair value of the underlying collateral or related guarantee. In certain other cases, impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate. Amounts deemed impaired are either specifically allocated for in the allowance for loan losses or reflected as a partial charge-off of the loan balance. Smaller balance homogeneous loans (typically, installment loans) are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual installment loans for impairment disclosures. Generally, the Bank evaluates a loan for impairment when it is placed on nonaccrual status. All of the Bank’s impaired loans at December 31, 2007 and 2006, were on nonaccrual status. After considering the borrower’s financial condition, the loan’s collateral position, collection efforts and other pertinent factors, impaired loans and other loans are charged to the allowance when the Bank believes that collection of future payments of principal is not probable.

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

Goodwill – Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations. Effective January 1, 2002, the Bank ceased amortization of goodwill upon application of the nonamortization provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” Under this statement, impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. Required annual analysis of this and other recorded goodwill components indicate that no impairment of asset values existed for the years ended December 31, 2007, 2006 and 2005.

Other real estate – Other real estate, acquired through foreclosure or deeds in lieu of foreclosure, is carried at the lower of cost, less estimated costs of disposal, or estimated net realizable value. When property is acquired, any excess of the loan balance over the estimated net realizable value is charged to the allowance for loan losses. Holding costs, subsequent write-downs to net realizable value, if any, or any disposition gains or losses are included in noninterest income and expense. The Bank held no other real estate at December 31, 2007 and 2006. During 2007, the Bank disposed of one other real estate property acquired during the year at a gain of approximately $5,000. During 2006, the Bank received proceeds totaling $145,000 relating to other real estate that had been written down to zero book value in previous years.

     PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

Advertising – Advertising and promotional costs are generally charged to expense during the period in which they are incurred. Advertising and promotional expenses were approximately $696,000, $1,029,000, and $999,000, for the years ended December 31, 2007, 2006, and 2005, respectively.

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 clarifies the accounting for income taxes by prescribing a minimum threshold a tax position is required to meet before being recognized in the financial statements. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective as of the beginning of our 2007 fiscal year. The cumulative effect, if any, of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. Adoption of this standard on January 1, 2007 did not have a material impact on the consolidated financial statements. The Company had no unrecognized tax benefits at January 1, 2007 and at December 31, 2007. During the years ended December 31, 2007 and 2006, the Company recognized no interest and penalties. The Company files income tax returns in the U.S. federal jurisdiction, California, and Oregon. The Company is no longer subject to U.S. or Oregon state examinations by tax authorities for years before 2004 and California state examinations for years before 2003.

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

     PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

Stock-Based Compensation – Effective January 1, 2006, PremierWest Bancorp adopted Financial Accounting Standards Board Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires companies to measure and recognize as compensation expense the grant date fair market value for all share-based awards. That portion of the grant date fair market value that is ultimately expected to vest is recognized as expense over the requisite service period, typically the vesting period, utilizing the straight-line attribution method.

SFAS 123R requires companies to estimate the fair market value of stock-based payment awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model to value stock options. The Black-Scholes model requires the use of assumptions regarding the risk-free interest rate; expected dividend yield; the weighted average expected life of the options; and the historical stock price volatility.

The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend yield is based on management’s estimate at the time of grant. PremierWest Bancorp declared its first cash dividend during fiscal year 2005; two cash dividends were declared during fiscal year 2006; and three cash dividends were declared during fiscal year 2007; and during the fourth quarter of 2007, management announced a quarterly dividend policy for fiscal year 2008. Cash dividends are not paid on unexercised options. The Company attempts to use historical data to estimate option exercise and employee termination behavior in order to estimate an expected life for each option grant. The expected life falls between the vesting period or requisite service period and the contractual term for the option. Two employee classes having similar exercise and termination behavior are used for valuation purposes. Those classes are “employees” and “executive officers and directors.” During 2007, for options granted to the “employees” class, the Company estimated an expected life of 7 years based on the Security and Exchange Commission’s shortcut methodology as defined by SAB 107. During 2007, for options granted to the “executive officers and directors” class, the Company estimated an expected life of 7.5 years based on management’s historical analysis of exercise and forfeiture behavior for the Company’s executives and directors.

     PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

We adopted SFAS 123R using the modified prospective transition method, which requires adoption as of January 1, 2006, the first day of PremierWest Bancorp’s 2006 fiscal year. In accordance with the modified prospective method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Stock-based compensation expense recognized under SFAS 123R for the year ended December 31, 2007, resulting from stock options that were granted during the current and previous periods that vested during the current period, totaled $306,775 with a related tax benefit of $117,341. At December 31, 2007, unrecognized stock-based compensation expense totaled $1,335,156 and will be expensed over a weighted average period of 2.0 years.

Prior to the adoption of SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS 123R requires that the cash flows from the tax benefits resulting from tax deductions in excess of the compensation expense recognized for stock options (excess tax benefits) be reported as financing cash flows. An excess tax benefit of $69,000 is classified as financing cash inflows for the year ended December 31, 2007. The excess tax benefits reported as operating cash flows for the years ended December 31, 2006 and 2005 were $146,000 and $29,000, respectively.

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

The following table presents the pro forma effect on net income and earnings per share had PremierWest Bancorp applied the fair value recognition provisions of SFAS 123 in all periods presented:

Year Ended December 31, 2005

Net income, as reported	$13,189
Less: Total stock based employee compensation
expense determined under fair value based methods
for all awards, net of related tax effects	(87)

Pro forma net income	$13,102

Earnings per share
Basic - as reported	$0.76
Basic - pro forma	$0.76
Diluted - as reported	$0.71
Diluted - pro forma	$0.70

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

Loans held-for-sale – Loans held-for-sale includes mortgage loans and are reported at the lower of cost or market value. Cost generally approximates market value, given the short duration of these assets. Gains or losses on the sale of loans that are held for sale are recognized at the time of the sale and determined by the difference between net sale proceeds and the net book value of the loans less the estimated fair value of any retained mortgage servicing rights.

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

Recently issued accounting standards – In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB 51.” SFAS No. 160 improves the information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in equity in the consolidated financial statements but separate from the parent’s equity; the share of net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; and when a subsidiary is deconsolidated, through sale or otherwise, any retained noncontrolling equity interest in the former subsidiary be initially measured at fair value. SFAS No. 160 is effective for fiscal years and interim periods within those fiscal year, beginning on or after December 15, 2008. Early adoption is not permitted. Management does not expect the adoption of SFAS 160 to have a material impact on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R (revised 2007), “Business Combinations,” which replaces SFAS No. 141. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements, which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (on or after June 28, 2009 of fiscal 2010). Early adoption is not permitted. After the effective date, the Company will apply the requirements of SFAS No. 141R to its future business combinations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits the use of fair value accounting but does not affect existing standards that require assets or liabilities to be carried at fair value. This statement gives entities the option to record certain financial assets and liabilities at fair value with the changes in fair value recorded in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Management does not expect the adoption of SFAS 157 to have a material impact on the consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 clarifies the accounting for income taxes by prescribing a minimum threshold a tax position is required to meet before being recognized in the financial statements. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective as of the beginning of our 2007 fiscal year. The cumulative effect, if any, of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. Adoption of this standard on January 1, 2007 did not have a material impact on the consolidated financial statements. The Company had no unrecognized tax benefits at January 1, 2007 and at December 31, 2007. The Company recognizes interest and accrued penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2007 and 2006, the Company recognized no interest and penalties. The Company files income tax returns in the U.S. federal jurisdiction, California, and Oregon. The Company is no longer subject to U.S. or Oregon state examinations by tax authorities for years before 2004 and California state examinations for years before 2003.

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

In September 2006, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue No. 06-4 (“EITF 06-4”), “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” EITF 06-4 requires employers to recognize a liability for future benefits provided through endorsement split-dollar life insurance arrangements that extend into postretirement periods in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” or APB Opinion No. 12, “Omnibus Opinion – 1967.” The provisions of EITF 06-4 become effective on January 1, 2008 and are to be applied as a change in accounting principle either through a cumulative-effect adjustment to retained earnings or other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption; or through retrospective application to all prior periods. Adoption of this standard was effective for the Company on January 1, 2007, and resulted in a $127,000 adjustment to retained earnings and did not have a material impact on the consolidated financial statements for any of the quarters or year end.

Reclassifications – Certain reclassifications have been made to the 2006 and 2005 consolidated financial statements to conform with current year presentations. These reclassifications have no effect on previously reported net income or earnings per share.

     PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – MERGERS AND ACQUISITIONS

On October 19, 2007, PremierWest entered into an Agreement and Plan of Reorganization with Stockmans Financial Group (“Stockmans”) and Stockmans Bank, pursuant to which Stockmans would merge with and into PremierWest with PremierWest the surviving corporation, and Stockmans Bank would merge with and into PremierWest Bank with PremierWest Bank the surviving bank. Stockmans is a bank holding company headquartered in Elk Grove, California whose principal subsidiary is Stockmans Bank, with five branches in the Sacramento area communities of Elk Grove, Folsom, Galt, Natomas and Rocklin. The merger was approved by PremierWest Bancorp shareholders on January 16, 2008, and by Stockmans shareholders on January 18, 2008. The transaction closed on January 26, 2008. Stockmans shareholders will receive approximately 5,357,426 in PremierWest Bancorp common stock and $24.0 million in cash aggregating to total purchase price of $81.2 million. The transaction will be accounted for as a purchase; accordingly, the results of operations from the acquisition will be included in the consolidated financial statements of PremierWest from the date of acquisition forward. As of December 31, 2007, the Company had capitalized and recorded, among other assets, approximately $387,000 in direct merger related costs.

On June 29, 2007, PremierWest Bank acquired the consumer finance loan business of Pacific Continental Bank, consisting of two independent consumer finance offices located in Eugene and Coos Bay, Oregon. As of the acquisition date, these offices and their employees commenced operating as branch offices of PremierWest Bank’s consumer finance subsidiary, Premier Finance Company. The transaction was accounted for as a purchase for cash of $11,142,000. The purchase price was allocated as follows: Real estate loans $9,197,000; Consumer loans $1,602,000; Deferred tax asset $175,000; Other assets $76,000; Allowance for loan losses $436,000; and Goodwill $528,000. Goodwill is expected to be fully deductible for tax purposes. The acquired Company had no liabilities.

     PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – CASH AND DUE FROM BANKS

The Bank was required to maintain an average reserve balance of approximately $3.6 million and $3.5 million at December 31, 2007 and 2006, respectively, with the Federal Reserve Bank or maintain such reserve balances in the form of cash. This requirement was met by holding cash and maintaining average reserve balances with the Federal Reserve Bank in excess of these amounts.

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – INVESTMENT SECURITIES

Investment securities as of December 31 consisted of the following (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
2007	Cost	Gains	Losses	Value

Available-for-sale:
Mortgage-backed securities
and collateralized
mortgage obligations	$222	$2	$(2)	$222

Held-to-maturity:
U.S. Government and agency
securities	$1,484	$-	$-	$1,484
Obligations of state and
political subdivisions	$4,614	$8	$(34)	$4,588

	$6,098	$8	$(34)	$6,072

Restricted equity securities	$1,865	$-	$-	$1,865

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

2006
Available-for-sale:
Mortgage-backed securities
and collateralized
mortgage obligations	$264	$2	$(3)	$263

Held-to-maturity:
Obligations of state and
political subdivisions	$7,055	$6	$(62)	$6,999

Restricted equity securities	$1,865	$-	$-	$1,865

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

The following table presents the gross unrealized losses and fair value (in thousands) of the Bank’s investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2007:

	Less Than 12 Months		12 Months or More			Total

		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Mortgage-backed securities
and collateralized
mortgage obligations	$-	$-	$91	$(2)	$91	$(2)

Obligations of state and political
subdivisions	$253	$(2)	$3,187	$(32)	$3,440	$(34)

	$253	$(2)	$3,278	$(34)	$3,531	$(36)

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

     PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – INVESTMENT SECURITIES – (continued)

The amortized cost and estimated fair value of investment securities at December 31, 2007, by contractual maturity are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity

	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value

Due in one year or less	$-	$-	$2,122	$2,122
Due after one year through
five years	-	-	1,437	1,428
Due after five through ten years	-	-	2,539	2,522
Mortgage-backed securities and
collateralized mortgage
obligations	222	222	-	-

	$222	$222	$6,098	$6,072

Investment securities with a carrying amount of $6.3 million and $7.3 million at December 31, 2007 and 2006, respectively, were pledged to secure public deposits, FHLB borrowings, and for other purposes as required or permitted by law.

Realized gains on sales of investment securities were $0, $2,000 and $3,000 in 2007, 2006, and 2005, respectively. There were no realized losses for these years.

     PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – LOANS

Loans, including loans held-for-sale, as of December 31 consisted of the following (in thousands):

	2007	2006

Real estate – commercial	$446,724	$387,986
Real estate – construction	268,254	259,254
Real estate – residential	17,128	17,513
Commercial	186,536	175,292
Agricultural	28,833	20,066
Consumer	73,743	53,542
Overdrafts	1,652	2,333
Other	3,028	6,701

Total loans	1,025,898	922,687
Less allowance for loan losses	(11,450)	(10,877)
Less deferred loan fees	(1,610)	(2,165)

Loans, net of allowance for loan losses
and deferred loan fees	$1,012,838	$909,645

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

In the normal course of business, the Bank participates portions of loans to third parties in order to extend the Bank’s lending capability or to mitigate risk. At December 31, 2007 and 2006, the portion of these loans participated to third parties (which are not included in the accompanying consolidated financial statements) totaled approximately $40.0 million and $42.4 million, respectively.

     PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – ALLOWANCE FOR LOAN LOSSES

Transactions in the allowance for loan losses for the years ended December 31 were as follows (in thousands):

	2007	2006	2005

BALANCE, beginning of year	$10,877	$10,341	$9,171
Loan loss provision	686	800	150
Loans charged of f	(827)	(496)	(771)
Recoveries of loans previously
charged of f	533	232	1,791
Balance sheet reclassification	(255)	-	-
Finance portfolio purchased	436	-	-

BALANCE, end of year	$11,450	$10,877	$10,341

Impaired loans, including loans on nonaccrual status, had a recorded investment of approximately $8.4 million and $1.5 million at December 31, 2007 and 2006, respectively. The total allowance for loan losses related to these loans at December 31, 2007 and 2006, was approximately $372,000 and $151,000, respectively. The Bank’s average investment in impaired loans was approximately $4.1 million, $1.8 million and $2.2 million during 2007, 2006 and 2005 respectively. Had the impaired loans performed according to their original terms, additional interest income of $516,000, $40,000, and $143,000, would have been recognized in 2007, 2006, and 2005, respectively. No interest income has been recognized on impaired loans during the period of impairment. Further, loans contractually past due 90 days or more on which the Bank continued to accrue interest at December 31, 2007 and 2006, were insignificant.

     PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – PREMISES AND EQUIPMENT

Premises and equipment at December 31 consisted of the following (in thousands)

	2007	2006

Land and improvements	$8,475	$7,035
Buildings and leasehold improvements	30,351	26,122
Furniture and equipment	17,975	16,628

	56,801	49,785
Less accumulated depreciation and amortization	(18,312)	(16,259)

	38,489	33,526
Construction in progress	306	576

Premises and equipment, net of accumulated
depreciation and amortization	$38,795	$34,102

Depreciation expense totaled $2.6 million, $2.7 million, and $2.6 million for the years ended December 31, 2007, 2006, and 2005, respectively.

At December 31, 2007, there were two branch facilities subject to construction contracts for their improvement. Aggregate unpaid construction contracts related to branch facility improvements were approximately $560,000 as of December 31, 2007.

NOTE 8 – CORE DEPOSIT INTANGIBLES

At December 31, 2007 and 2006, PremierWest had $1,516,000 and $2,010,000 of core deposit intangibles, respectively, net of accumulated amortization of $2,354,000 and $1,860,000, respectively. The estimated annual amortization of core deposit intangibles over a remaining life of approximately three years is $494,000.

For each of the years ending December 31, 2007, 2006, and 2005, PremierWest recorded amortization expense related to these core deposit intangibles totaling $494,000.

     PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – TIME DEPOSITS

Time deposits of $100,000 and over totaled approximately $130.2 million and $103.0 million at December 31, 2007 and 2006, respectively.

At December 31, 2007, the scheduled annual maturities for all time deposits were as follows (in thousands):

Years ending December 31,	2008	$287,495
	2009	49,079
	2010	10,549
	2011	6,098
	2012	6,912
	Thereafter	240

		$360,373

NOTE 10 – FEDERAL FUNDS PURCHASED

The Bank maintains federal funds lines with correspondent banks as a backup source of liquidity. Federal funds purchased generally mature within one to four days from the transaction date. The balance outstanding as of December 31, 2007 was $54.0 million, on an unsecured basis and accruing interest at the weighted average rate of 4.60% . The balance outstanding as of December 31, 2006 was $6.8 million. As of December 31, 2007, the Bank had approximately $76.0 million of federal funds lines available to draw against on an unsecured basis.

NOTE 11 – FEDERAL HOME LOAN BANK BORROWINGS

The Bank had long-term borrowings outstanding with the Federal Home Loan Bank totaling $508,000 and $1.1 million as of December 31, 2007 and 2006, respectively. The Bank makes monthly principal and interest payments on the long-term borrowings, which mature between 2008 and 2014 and bear fixed interest at rates ranging from 5.82% to 7.52% . The Bank also participates in the Cash Management Advance (CMA) program with the FHLB. CMA borrowings are short-term borrowings that mature within one year and accrue interest at the variable Cash Management Advance rate as published by the FHLB. As of December 31, 2007, the Bank had $13.5 million in CMA borrowings outstanding at the variable interest rate of 4.35% . As of December 31, 2006 the Bank had $5.0 million in CMA borrowings outstanding at the variable interest rate of 5.63% . All outstanding borrowings with the FHLB are collateralized as provided for under the Advances, Security and Deposit Agreement between the Bank and the FHLB and include the Bank’s FHLB stock and any funds or investment securities held by the FHLB that are not otherwise pledged for the benefit of others. In addition, certain qualifying loans totaling approximately $51.0 million were pledged to support the Bank’s outstanding advances and provided for an additional available borrowing capacity of approximately $1.3 million as of December 31, 2007.

     PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – FEDERAL HOME LOAN BANK BORROWINGS – (continued)

The scheduled repayment of FHLB borrowings is as follows (in thousands):

Years ending December 31,	2008	$13,965
	2009	14
	2010	7
	2011	7
	2012	7
	Thereafter	8

		$14,008

NOTE 12 – JUNIOR SUBORDINATED DEBENTURES

On December 30, 2004, the Company established two wholly-owned statutory business trusts (PremierWest Statutory Trust I and II) that were formed to issue junior subordinated debentures and related common securities. The $15,464,000 of junior subordinated debentures issued by the Trusts require quarterly interest-only payments. Common stock issued by the Trusts and held as an investment by the Company is recorded in other assets in the consolidated balance sheets. Following are the terms of the junior subordinated debentures as of December 31, 2007:

	Issue	Issued			Maturity	Redemption
Trust Name	Date	Amount	Rate		Date	Date

PremierWest Statutory	December				December	December
Trust I	2004	$7,732,000	5.65	% (1)	2034	2009
PremierWest Statutory	December				March	March
Trust II	2004	7,732,000	5.65	% (2)	2035	2010

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

     PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – PREFERRED STOCK

On November 17, 2003, PremierWest closed a private offering involving 11,000 shares of its Series A Preferred Stock to a group of private investors, including a director of PremierWest, for $875 per share. The Series A Preferred Stock offering yielded net proceeds of $9.6 million. Holders of the preferred stock are entitled to receive cash dividends at the annual rate of $25 per share, payable when and if declared by the Board of Directors. Such dividends are not cumulative. Beginning November 17, 2006, each share of the Series A Preferred Stock became convertible into 106.357 shares of PremierWest common stock. As of December 31, 2007, no shares had been converted to common stock. If not previously converted to common stock, the Series A Preferred Stock will automatically convert to common stock on the fifth anniversary of the issue date. Although the preferred stock ranks senior to common stock through a liquidation preference of $875 per share plus any declared but unpaid dividends, the shares do not have voting rights except in the event of extraordinary corporate events, such as a merger in which PremierWest is not the surviving entity. In 2007, 2006, and 2005 the Company declared and paid dividends of $275,000 to holders of preferred stock.

NOTE 14 – OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS

In the normal course of business, the Bank is a party to financial instruments with off-balance-sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of amounts recognized in the accompanying consolidated balance sheets. The contractual amounts of these instruments reflect the extent of the Bank’s involvement in these particular classes of financial instruments. As of December 31, 2007 and 2006, the Bank had no commitments to extend credit at below-market interest rates and held no derivative financial instruments.

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

     PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS - (continued)

A summary of the Bank’s off-balance-sheet financial instruments at December 31 is as follows (in thousands):

	2007	2006

Commitments to extend credit	$164,032	$175,032
Standby letters of credit	8,181	10,154

Total off-balance-sheet financial instruments	$172,213	$185,186

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

NOTE 15 – INCOME TAXES

The provision for income taxes for the years ended December 31 was as follows (in thousands):

	2007	2006	2005

Current expense:
Federal	$8,506	$8,772	$7,720
State	1,895	1,986	1,186

	10,401	10,758	8,906

Deferred expense (benefit):
Federal	(806)	(1,401)	(1,548)
State	(292)	(371)	(222)

	(1,098)	(1,772)	(1,770)

Provision for income taxes	$9,303	$8,986	$7,136

     PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – INCOME TAXES – (continued)

The provision for income taxes results in effective tax rates which are different than the federal income tax statutory rate. The nature of the differences for the years ended December 31 were as follows (in thousands):

	2007		2006		2005

	Amount	Rate	Amount	Rate	Amount	Rate

Expected federal income tax provision
at statutory rate	$8,542	35.00%	$8,272	35.00%	$7,114	35.00%
State income taxes, net of federal effect	1,208	4.95%	1,200	5.08%	721	3.55%
Effect of nontaxable interest income, net	(199)	-0.82%	(174)	-0.74%	(263)	-1.29%
Effect of nontaxable increases in the
surrender value of life insurance	(188)	-0.77%	(150)	-0.63%	(155)	-0.76%
Other, net	(60)	-0.25%	(162)	-0.69%	(281)	-1.38%

Provision for income taxes	$9,303	38.11%	$8,986	38.02%	$7,136	35.12%

The components of the net deferred tax assets as of December 31 were approximately as follows (in thousands):

	2007	2006

Assets:
Allowance for loan losses	$4,701	$4,170
Benefit plans	2,399	1,973
State tax credits	301	358
Other	448	354

Total deferred tax assets	7,849	6,855

Liabilities:
Net unrealized gains on investment
securities available-for-sale	-	1
FHLB stock dividends	353	353
Premises and equipment	1,407	1,489
Intangibles	648	814
Loan origination costs	949	799
Prepaids	230	315
Deferred revenue	174	356
Other	314	171

Total deferred tax liabilities	4,075	4,298

Net deferred tax asset	$3,774	$2,557

     PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – INCOME TAXES – (continued)

The state tax credits include purchased tax credits totaling $147,000 and $168,000 at December 31, 2007 and 2006. These purchased tax credits consist of State of Oregon Business Energy Tax Credits (BETC) that will be utilized to offset future Oregon income taxes. The Company made BETC purchases during both 2007 and 2006. The purchased credits expire after eight years but are expected to be utilized within five years of purchase.

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

2007

Basic earnings per common share -
income available to common
shareholders (net of $275,000 declared
dividends to preferred shareholders)	$14,827	17,014,873	$		0.87

Effect of assumed conversion of
stock options	-	308,187
Effect of assumed conversion of
Preferred Stock	-	1,169,925
Add back preferred stock dividend
declared	275	-

Diluted earnings per common share	$15,102	18,492,985	$		0.82

2006

Basic earnings per common share -
income available to common
shareholders (net of $275,000 declared
dividends to preferred shareholders)	$14,373	16,991,451	$		0.85

Effect of assumed conversion of
stock options	-	411,410
Effect of assumed conversion of
Preferred Stock	-	1,169,925
Add back preferred stock dividend
declared	275	-

Diluted earnings per common share	$14,648	18,572,786	$		0.79

2005

Basic earnings per common share -
income available to common
shareholders (net of $275,000 declared
dividends to preferred shareholders)	$12,914	16,932,935	$		0.76

Effect of assumed conversion of
stock options	-	398,828
Effect of assumed conversion of
Preferred Stock	-	1,169,925
Add back preferred stock dividend
declared	275	-

Diluted earnings per common share	$13,189	18,501,688	$		0.71

Stock-based awards of approximately 219,000 in fiscal 2007, were not included in the computation of diluted earnings per share, as their inclusion would be anti-dilutive. As of December 31, 2006 and 2005, there were no antidilutive options outstanding.

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

An analysis of the activity with respect to loans outstanding to directors and executive officers of the Bank and their affiliates for the years ended December 31 is as follows (in thousands):

	2007	2006

Beginning balance	$11,495	$8,870
Additions	8,215	5,874
Repayments	(2,527)	(3,249)

Ending balance	$17,183	$11,495

Deposits held for executive officers and directors at December 31, 2007 and 2006, were approximately $3,677,000 and $2,641,000, respectively.

NOTE 18 – BENEFIT PLANS

401(k) profit sharing plan – The Bank maintains a 401(k) profit sharing plan (the Plan) that covers substantially all full-time employees. Employees may make voluntary tax deferred contributions to the Plan, and the Bank’s contributions to the Plan are at the discretion of the Board of Directors, not to exceed the amount deductible for federal income tax purposes. Employees vest in the Bank’s contributions to the Plan over a period of six years. Total amounts charged to operations under the Plan were approximately $506,000, $366,000 and $267,000 for the years ended December 31, 2007, 2006, and 2005, respectively.

Executive supplemental retirement and severance plans – In connection with previous acquisitions of United Bancorp, Timberline Bancshares, Inc. and Mid Valley Bank, the Company entered into various severance, noncompete, and retirement agreements with previous executives and Board members of the acquired companies. As of December 31, 2007 and 2006, the Bank’s recorded liability pursuant to these collective agreements was $889,000 and $1.0 million, respectively. Payments on these plans are generally made on a monthly or quarterly basis and will continue until all liabilities are paid in full. To support its obligations under these arrangements, the Bank acquired bank-owned life insurance policies which had aggregate cash surrender values of $6.9 million and $6.2 million as of December 31, 2007 and 2006, respectively. For the years ended December 31, 2007, 2006, and 2005, the Bank recognized expenses relating to these agreements of $144,000, $123,000, and $113,000, respectively.

     PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 – BENEFIT PLANS – (continued)

The Bank has entered into supplemental retirement plans with five key executive officers. These plans provide for retirement benefits which increase annually until each executive reaches retirement age and will be paid out over a 15-year period following the retirement of covered executives. To support its obligations under these plans and to provide death benefits to other selected employees, the Bank has acquired bank-owned life insurance with a cash surrender value of $6.0 million and $5.4 million at December 31, 2007 and 2006, respectively. As of December 31, 2007 and 2006, the Bank’s liability pursuant to these supplemental retirement plans was $2.6 million and $2.0 million, respectively. For the years ended December 31, 2007, 2006 and 2005, related expenses of $631,000, $859,000 and $564,000, respectively, were recorded.

NOTE 19 – STOCK OPTION PLAN

At December 31, 2007, PremierWest Bancorp had two outstanding stock option plans – the 1992 Stock Option Plan (“1992 Plan”) and the 2002 Stock Incentive Plan (“2002 Plan”). The 2002 Plan superseded the 1992 Plan; no additional grants may be made under the 1992 Plan. The 2002 Plan was initially established in May 2002 and was approved by shareholders. The 2002 Plan was subsequently amended and restated in May 2005 to allow for the issuance of restricted stock grants in addition to stock options. The 2002 Plan was also amended and restated in May 2007 to increase the number of shares available for issuance under the plan by 1,000,000 shares. The amended and restated 2002 Plan was approved by shareholders in May 2005 and 2007, and allows for the issuance of up to 1,969,334 shares of stock awards of which a total of 1,240,616 shares were available for issuance as either stock options or restricted stock grants as of December 31, 2007. As of December 31, 2007, there were no restricted stock grants outstanding.

The amended and restated 2002 Plan allows for stock options to be granted at an exercise price of not less than the fair market value of PremierWest Bancorp stock on the date of issuance, for a term not to exceed ten years. The Compensation Committee establishes the vesting schedule for each grant; historically, the Committee has utilized graded vesting schedules over two, five, or seven year periods. Upon exercise of stock options or issuance of restricted stock grants, it is the Company’s policy to issue new shares of common stock.

During the year ended December 31, 2007, stock option activity, adjusted for the 5% common stock dividend paid on June 29, 2007, was as follows:

			Weighted Average
			Remaining	Aggregate
	Number	Weighted Average	Contractual Term	Intrinsic Value
	of Options	Exercise Price	(years)	(in thousands)

Stock options outstanding, 12/31/06	915,247	$7.95
Granted	147,718	$12.44
Exercised	(45,358)	$5.57
Forfeited or Expired	(30,360)	$9.68

Stock options outstanding, 12/31/07	987,247	$8.68	5.52	$2,725

Stock options exercisable, 12/31/07	558,050	$6.77	3.63	$2,606

     PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 – STOCK OPTION PLAN – (continued)

The weighted-average grant date fair value of options granted during the years ended 2007, 2006 and 2005 was $4.82, $6.84, and $2.49 respectively.

The following schedule reflects the weighted-average assumptions included in the Black-Scholes model as it relates to the valuation of options granted for the years ended December 31:

	2007	2006	2005

Risk-free interest rate	4.6%	4.8%	4.4%
Expected dividend	0.78%	0.29%	5.0%
Expected life, in years	7.1	7.3	7.5
Expected volatility	28%	27%	39%

The following table presents the intrinsic value of stock options exercised, cash received from stock options exercised, and the tax benefit realized for deductions related to stock options exercised for the years ended December 31, 2007, 2006 and 2005.

	2007	2006	2005

Intrinsic value of stock options exercised	$328,000	$778,000	$466,000
Cash received from stock options exercised	$254,000	$363,000	$188,000
Tax benefit realized from stock options exercised	$157,000	$169,000	$41,000

Information regarding the number, weighted-average exercise price, and weighted-average remaining contractual life of options by range of exercise price at December 31, 2007, is as follows:

		Options Outstanding		Exercisable Options

			Weighted-			Weighted-
		Weighted-	Average		Weighted-	Average
		Average	Remaining		Average	Remaining
Exercise	Number of	Exercise	Contractual	Number	Exercise	Contractual
Price Range	Options	Price	Life (Years)	of Options	Price	Life (Years)

$3.01 – $6.00	403,491	$5.49	2.27	388,462	$5.52	2.17
$6.01 – $9.00	110,115	$8.47	6.35	69,868	$8.46	6.34
$9.01 – $12.00	254,727	$9.57	7.25	85,271	$9.57	7.25
$12.01 – $15.00	163,788	$12.55	9.29	3,424	$13.24	8.18
$15.01 – $18.00	55,125	$16.78	8.33	11,025	$16.78	8.33

	987,246	$8.68	5.52	558,050	$6.77	3.63

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 – COMMITMENTS AND CONTINGENCIES

Operating lease commitments – As of December 31, 2007, the Bank leased certain properties from unrelated third parties. Future minimum lease commitments pursuant to these operating leases are as follows (in thousands):

Years ending December 31,	2008	$875,331
	2009	855,047
	2010	738,745
	2011	642,454
	2012	592,879
	Thereafter	2,921,267

		$6,625,723

Rental expense for all operating leases was $695,973, $642,000 and $442,000for the years ended December 31, 2007, 2006, and 2005, respectively.

Legal contingencies - We are currently a party to various claims and legal proceedings.  If management believes that a loss arising from these matters is probable and can reasonably be estimated, we record the amount of the loss, or the minimum estimated liability when the loss is estimated using a range, and no point within the range is more probable than another.  As additional information becomes available, any potential liability related to these matters is assessed and the estimates are revised, if necessary.  Based on currently available information, management believes that the ultimate outcome of these matters, individual and in the aggregate, will not have a material adverse effect on our financial position or overall trend in results of operations.  However, litigation is subject to inherent uncertainties, and unfavorable rulings could occur.  An unfavorable ruling could include monetary damages or an injunction prohibiting us from selling one or more products.  If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the financial position and results of operations of the period in which the ruling occurs, or future periods.

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

In addition, as the Bank normally intends to hold the majority of its financial instruments until maturity, it does not expect to realize many of the estimated amounts disclosed. The disclosures also do not include estimated fair value amounts for items which are not defined as financial instruments but which have significant value. These include such off-balance-sheet items as core deposit intangibles on nonacquired deposits. The Bank does not believe that it would be practicable to estimate a representational fair value for these types of items as of December 31, 2007 and 2006.

     PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 – ESTIMATED FAIR VALUES OF FINANCIAL INSTRUMENTS – (continued)

Because SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements, any aggregation of the fair value amounts presented would not represent the underlying value of the Bank.

The estimated fair values of the Bank’s significant on-balance-sheet financial instruments at December 31 were as follows (in thousands):

		2007			2006

	Carrying		Estimated	Carrying		Estimated
	Value		Fair Value	Value		Fair Value

Financial assets:
Cash and cash equivalents	$48,631		$48,631	$36,497		$36,497
Interest-bearing deposits with FHLB	$41		$41	$7		$7
Investment securities available-for-
sale	$222		$222	$263		$263
Investment securities held-to-
maturity	$6,098		$6,072	$7,055		$6,999
Restricted equity investments	$1,865		$1,865	$1,865		$1,865
Loans held-for-sale	$569		$569	$993		$993
Loans, net	$1,012,269		$1,014,597	$908,652		$904,381

Financial liabilities:
Deposits	$935,315		$936,723	$879,350		$879,415
Federal funds purchased	$54,019		$54,019	$6,835		$6,835
FHLB borrowings	$14,008		$13,966	$6,141		$6,146
Junior Subordinated Debentures	$15,464		$15,246	$15,464		$15,730

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

     PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 – REGULATORY MATTERS – (continued)

Quantitative measures established by regulation to ensure capital adequacy require PremierWest and the Bank to maintain minimum amounts and ratios (set forth in the following tables) of Tier 1 capital to average assets, and Tier 1 and total capital to risk-weighted assets (all as defined in the regulations). Management believes that as of December 31, 2007 and 2006, PremierWest and the Bank met or exceeded all relevant capital adequacy requirements.

As of December 31, 2007, the most recent notification from the regulators categorized the Bank as well capitalized under the regulatory framework for prompt correction action. There are no conditions or events since the notification from the regulators that management believes would change the Bank’s regulatory capital categorization. To be categorized as well capitalized, PremierWest and the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table.

PremierWest’s and the Bank’s actual and required capital amounts and ratios are presented in the following table (amounts in thousands):

					Regulatory
					Minimum To Be
			Regulatory		Well Capitalized
			Minimum To Be		Under Prompt
			Adequately		Corrective
	Actual		Capitalized		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2007

Tier 1 capital (to
average assets)
Company	$120,157	10.9%	$44,115	>4.0%	N/A	N/A
Bank	$120,251	10.9%	$44,067	>4.0%	$55,084	>5.0%
Tier 1 capital (to risk-
weighted assets)
Company	$120,157	10.8%	$44,710	>4.0%	N/A	N/A
Bank	$120,251	10.8%	$44,676	>4.0%	$67,014	>6.0%
Total capital (to risk-
weighted assets)
Company	$131,862	11.8%	$89,420	>8.0%	N/A	N/A
Bank	$131,956	11.8%	$89,353	>8.0%	$111,691	>10.0%

     PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 – REGULATORY MATTERS – (continued)

					Regulatory
					Minimum To Be
			Regulatory		Well Capitalized
			Minimum To Be		Under Prompt
			Adequately		Corrective
	Actual		Capitalized		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2006

Tier 1 capital (to
average assets)
Company	$108,735	11.1%	$39,245	>4.0%	N/A	N/A
Bank	$105,693	10.8%	$39,185	>4.0%	$48,981	>5.0%
Tier 1 capital (to risk-
weighted assets)
Company	$108,735	10.7%	$40,615	>4.0%	N/A	N/A
Bank	$105,693	10.4%	$40,576	>4.0%	$60,863	>6.0%
Total capital (to risk-
weighted assets)
Company	$119,612	11.8%	$81,231	>8.0%	N/A	N/A
Bank	$116,570	11.5%	$81,151	>8.0%	$101,439	>10.0%

     PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23 – PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for PremierWest (parent company only) is presented as follows (in thousands):

CONDENSED BALANCE SHEETS

		December 31,

		2007	2006

ASSETS
Cash and cash equivalents		$38	$24
Investment in subsidiary		142,769	129,042
Advances made to subsidiary		62	2,140
Other assets		1,313	1,642

Total assets		$144,182	$132,848

LIABILITIES
Junior subordinated debentures		$15,464	$15,464
Other liabilities		1,043	1,125

Total liabilities		16,507	16,589
SHAREHOLDERS’ EQUITY		127,675	116,259

Total liabilities and shareholders’ equity		$144,182	$132,848

CONDENSED STATEMENTS OF INCOME
	Years Ended December 31,
	2007	2006	2005

Operating income	$103	$211	$210
Cash dividends from bank subsidiary	2,525	-	-
Interest expense	874	874	874
Other operating expense	546	436	188

Income (loss) before equity in undistributed
net earnings of subsidiary	1,208	(1,099)	(852)

Equity in undistributed net earnings of
subsidiary	13,894	15,747	14,041

NET INCOME	$15,102	$14,648	$13,189

     PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23 – PARENT COMPANY FINANCIAL INFORMATION – (continued)

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2007	2006	2005

CASH FLOWS FROM OPERATING
ACTIVITIES
Net income	$15,102	$14,648	$13,189
Adjustments to reconcile net income to
net cash from operating activities:
Equity in undistributed net
earnings of subsidiary	(13,894)	(15,747)	(14,041)
Excess tax benefit from stock options
excercised	(69)	(146)	-
Other, net	502	406	56

Net cash from operating
activities	1,641	(839)	(796)

CASH FLOWS FROM INVESTING
ACTIVITIES
Repayment of advances made to Bank subsidiary	2,078	2,186	675

Net cash from investing
activities	2,078	2,186	675

CASH FLOWS FROM FINANCING
ACTIVITIES
Proceeds from stock options exercised	254	363	188
Dividends paid on common stock	(2,683)	(1,579)	-
Dividends paid on preferred stock	(275)	(275)	(275)
Excess tax benefit from stock options
excercised	69	146	-
Stock Repurchased	(1,060)	-	-
Cash paid for fractional shares related to
stock dividend	(10)	(11)	(10)

Net cash from financing
activities	(3,705)	(1,356)	(97)

NET DECREASE IN
CASH AND CASH EQUIVALENTS	14	(9)	(218)
CASH AND CASH EQUIVALENTS,
beginning of year	24	33	251

CASH AND CASH EQUIVALENTS,
end of year	$38	$24	$33