Form 10-Q
period 2008-03-31
PREMIERWEST BANCORP
filed 2008-05-12
CIK 1102287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                                                                                                       Yes  [X]   No [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See definitions of “accelerated filer,” “accelerated filer,” and “smaller reporting company” in 12b-2 of the Exchange Act.
                   Large accelerated filer  [   ]                                                      Accelerated filer [X]                                               Non-accelerated filer [    ]
                                Smaller Reporting Company   [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                                                                                                         Yes  [   ]   No [ X ]

The number of shares outstanding of Registrant's common stock as of May 7, 2008 was 22,381,016.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PREMIERWEST BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in 000’s)
(UNAUDITED)

ASSETS
	March 31,	December 31,	March 31,
	2008	2007	2007

Cash and cash equivalents:
Cash and due from banks	$ 35,231	$ 38,281	$ 24,441
Federal funds sold	2,810	10,350	-
Interest-bearing CD's (less than 90 days)	496	-	-

Total cash and cash equivalents	38,537	48,631	24,441

Interest-bearing CD's (greater than 90 days)	398	-	-
Interest-bearing deposits with Federal Home Loan Bank	57	41	12

	455	41	12

Investments:
Investment securities available-for-sale, at fair market value	236	222	246
Investment securities held-to-maturity, at amortized cost	30,729	6,098	6,464
(fair value of $30,451 at 3/31/08, $6,072 at 12/31/07,
and $6,413 at 3/31/07)
Restricted equity securities	3,946	1,865	1,865

Total investments	34,911	8,185	8,575

Mortgage loans held-for-sale	940	569	814
Loans, net of allowance for loan losses and deferred loan fees	1,240,410	1,012,269	916,113

Loans, net	1,241,350	1,012,838	916,927

Premises and equipment, net of accumulated depreciation	48,500	38,795	37,540
Core deposit intangibles, net of accumulated amortization	2,991	1,516	1,887
Goodwill	71,835	20,942	20,414
Accrued interest and other assets	30,453	27,013	23,077

TOTAL ASSETS	$ 1,469,032	$ 1,157,961	$ 1,032,873

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits:
Demand	$ 235,293	$ 199,941	$ 190,033
Interest-bearing demand and savings	456,015	375,001	398,844
Time	538,836	360,373	294,146

Total deposits	1,230,144	935,315	883,023

Federal funds purchased	-	54,019	3,030
Federal Home Loan Bank borrowings	353	14,008	982
Junior subordinated debentures	30,928	15,464	15,464
Accrued interest and other liabilities	18,631	11,480	10,670

Total liabilities	1,280,056	1,030,286	913,169

COMMITMENTS AND CONTINGENCIES (Note 9)
SHAREHOLDERS' EQUITY
Series A Preferred Stock, no par value, 1,000,000 shares
authorized, 11,000 shares issued and outstanding	9,590	9,590	9,590
Common stock - no par value; 50,000,000 shares authorized;
22,392,476 shares issued and outstanding
(16,987,496 in 12/31/07 and 16,217,860 in 3/31/07)	158,129	97,266	86,065
Retained earnings	21,197	20,759	23,962
Accumulated other comprehensive income	60	60	87

Total shareholders' equity	188,976	127,675	119,704

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 1,469,032	$ 1,157,961	$ 1,032,873

See accompanying notes.

PREMIERWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in 000’s, Except for Earnings per Share Data)
(UNAUDITED)

	For the Three Months Ended

	March 31,	March 31,
	2008	2007

INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$ 22,620	$ 19,251
Interest on investments:
Taxable	220	3
Nontaxable	47	67
Interest on federal funds sold	39	37
Other interest and dividends	29	2

Total interest and dividend income	22,955	19,360

INTEREST EXPENSE
Deposits:
Interest-bearing demand and savings	2,285	2,430
Time	5,062	3,232
Federal funds purchased	101	74
Federal Home Loan Bank advances	42	64
Junior subordinated debentures	381	218

Total interest expense	7,871	6,018

Net Interest Income	15,084	13,342

LOAN LOSS PROVISION	3,075	200

Net interest income after loan loss provision	12,009	13,142

NONINTEREST INCOME
Service charges on deposits accounts	1,083	838
Mortgage banking fees	130	198
Investment brokerage and annuity fees	343	395
Other commissions and fees	543	420
Other noninterest income	184	159

Total noninterest income	2,283	2,010

NONINTEREST EXPENSE
Salaries and employee benefits	6,592	5,867
Net occupancy and equipment	1,869	1,511
Communications	524	427
Professional fees	415	214
Advertising	220	205
Other	1,904	1,480

Total noninterest expense	11,524	9,704

INCOME BEFORE PROVISION FOR INCOME TAXES	2,768	5,448

PROVISION FOR INCOME TAXES	965	2,080

NET INCOME	$ 1,803	$ 3,368

EARNINGS PER COMMON SHARE:
BASIC	$ 0.08	$ 0.20

DILUTED	$ 0.08	$ 0.19

	See accompanying notes.

PREMIERWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDRS’ EQUITY
(Dollars in 000’s)
(UNAUDITED)

						Accumulated
	Preferred Stock		Common Stock			Other	Total
					Retained	Comprehensive	Shareholders'	Comprehensive
	Shares	Amount	Shares	Amount	Earnings	Income	Equity	Income

BALANCE - DECEMBER 31, 2006	11,000	$ 9,590	16,216,481	$ 85,906	20,663	100	116,259
Comprehensive income:
Net income	-	-	-	-	15,102	-	15,102	15,102
Other comprehensive income –
Amortization of unrealized gains
for investment securities
transferred to held-to-maturity	-	-	-	-	-	(41)	(41)	(41)
Unrealized gains on investment
securities available-for-sale	-	-	-	-	-	1	1	1

Comprehensive income							$ 15,062

Adjustment for change in accounting
principle related to EITF 06-04	-	-	-	-	(127)	-	(127)
Preferred stock dividend declared	-	-	-	-	(275)	-	(275)
Common stock cash dividend declared	-	-	-	-	(2,891)	-	(2,891)
Stock-based compensation expense	-	-	-	306	-	-	306
Repurchase of common stock	-	-	(84,800)	(1,060)	-	-	(1,060)
5% stock dividend	-	-	810,457	11,703	(11,703)	-	-
Cash paid for fractional shares	-	-	-	-	(10)	-	(10)
Stock options exercised	-	-	45,358	254	-	-	254
Income tax benefit of stock options
exercised	-	-	-	157	-	-	157

BALANCE - DECEMBER 31, 2007	11,000	$ 9,590	16,987,496	$ 97,266	$ 20,759	$ 60	$ 127,675
Comprehensive income:
Net income	-	-	-	-	1,803	-	1,803 $	1,803
Other comprehensive income-
Amortization of unrealized
gains for investment securities
transferred to held-to-maturity	-	-	-	-	-	(12)	(12)	(12)
Unrealized gains on investment
securities available-for-sale	-	-	-	-	-	12	12	12

Comprehensive income							$ 1,803

Preferred stock dividend declared	-	-	-	-	(69)	-	(69)
Common stock cash dividend declared	-	-	-	-	(1,296)	-	(1,296)
Stock-based compensation expense	-	-	-	156	-	-	156
Repurchase of common stock	-	-	(40,800)	(435)	-	-	(435)
Stockmans Bank Acquisition	-	-	5,357,404	60,967	-	-	60,967
Stock options exercised	-	-	1,017	9	-	-	9
Stock options exercised pursuant to share exchange (Note 4)	-	-	189,958	1,115	-	-	1,115
Shares exchanged in payment of
option exercise consideration (Note 4)	-	-	(102,599)	(1,108)	-	-	(1,108)
Income tax benefit of stock options
exercised	-	-	-	159	-	-	159

BALANCE - MARCH 31, 2008	11,000	$ 9,590	22,392,476	$ 158,129	$ 21,197	$ 60	$ 188,976

See accompanying notes.

PREMIERWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in 000’s)
(UNAUDITED)
	For the Three Months Ended

	March 31,	March 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 1,803	$ 3,368
Adjustments to reconcile net income to net cash
from operating activities:
Depreciation and amortization	940	782
Loan loss provision	3,075	200
Deferred income taxes	(104)	35
Amortization of premiums and accretion of discounts
on investment securities, net	(16)	3
Funding of loans held-for-sale	(8,807)	(6,699)
Sale of loans held-for-sale	8,566	6,935
Gain on sale of loans held-for-sale	(130)	(57)
Stock-based compensation expense	156	68
Excess tax benefit from stock options exercised	(108)	(64)
Gain on sales of premises and equipment	(23)	-
Write down of low income housing tax credit investment	-	79
Changes in accrued interest receivable/payable and other
assets/liabilities	3,521	349

Net cash provided by operating activities	8,873	4,999

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and calls of investment
securities available-for-sale	-	18
Proceeds from maturities and calls of investment
securities held-to-maturity	5,298	575
Decrease in interest-bearing deposits with Federal Home Loan Bank	136	(5)
Purchase of low income housing tax credit investment	-	(115)
Loan originations, net	(24,206)	(7,406)
Purchase of premises and equipment, net	(895)	(4,097)
Cash and cash equivalents received, net of cash paid for acquisition of
Stockmans Financial Group	90,814	-

Net cash provided by (used in) investing activities	71,147	(11,030)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(2,215)	3,673
Net decrease in borrowings from
the Federal Home Loan Bank	(32,273)	(5,159)
Net decrease in Federal Funds purchased	(54,019)	(3,805)
Repurchase of common stock	(435)	-
Dividends paid on common stock	(1,296)	(811)
Stock options exercised	16	13
Excess tax benefit from stock options exercised	108	64

Net cash used in financing activities	(90,114)	(6,025)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(10,094)	(12,056)
CASH AND CASH EQUIVALENTS - Beginning of the period	48,631	36,497

CASH AND CASH EQUIVALENTS - End of the period	$ 38,537	$ 24,441

SUPPLEMENTAL DISCOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$ 6,325	$ 6,182

Cash paid for taxes	$ 2,930	$ 425

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
Transfers of loans to other real estate owned	$ 205	$ -

Income tax benefit of stock options exercised	$ 159	$ 78

Increase in goodwill resulting from Stockmans Bank purchase price adjustment	$ 50,893	$ -

Cash dividend declared but not yet paid	$ 1,296	$ -

Preferred stock dividends declared	$ 69	$ 69

Stock issued for acquisition of Stockmans Financial Group	$ 60,967	$ -

See accompanying notes.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - The accompanying consolidated financial statements include the accounts of PremierWest Bancorp and its wholly-owned subsidiary PremierWest Bank (collectively, “PremierWest”, “the Company” or “the Bank”). PremierWest Bank’s wholly-owned subsidiaries include PremierWest Investment Services, Inc., Premier Finance Company and Blue Star Properties, Inc.

The Bank conducts a general commercial banking business operating in Jackson, Josephine, Douglas and Klamath counties of southern Oregon, Deschutes County in central Oregon and Sacramento, Siskiyou, Shasta, Tehama, Butte, Placer and Yolo counties of northern California. Its activities include the usual lending and deposit functions of a commercial bank, including commercial, real estate, installment and mortgage loans; checking, money market, savings and time deposit accounts; mortgage loan services; automated teller machines (ATMs); and safe deposit facilities.

PremierWest Bank’s two principal operating subsidiaries, Premier Finance Company and PremierWest Investment Services, Inc. provide financial services that compliment and support the traditional commercial banking operations of the Bank. Premier Finance Company is engaged in the business of consumer lending and operates from independent office locations or from within PremierWest Bank branch offices in the Bank’s major market areas as well as from offices located in Portland, Eugene and Coos Bay, Oregon. PremierWest Investment Services, Inc. functions under an arrangement with Linsco/Private Ledger, an independent broker/dealer. Operating throughout the Bank’s market area, PremierWest Investment Services, Inc. offers financial and investment products including stocks, bonds, mutual funds, annuities and insurance.

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

The balance sheet data as of December 31, 2007 was derived from audited financial statements and does not include all disclosures contained in the 2007 Annual Report to Shareholders. The interim consolidated financial statements should be read in conjunction with the Company's 2007 consolidated financial statements, including the notes thereto, included in the 2007 Annual Report to Shareholders as filed with the Securities and Exchange Commission under Form 10-K. The reader should keep in mind that the results of operations for the interim periods shown in the accompanying consolidated financial statements are not necessarily indicative of results for any future interim periods or the entire fiscal year.

Method of accounting and use of estimates - The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. The Company utilizes the accrual method of accounting, which recognizes income when earned and expenses when incurred.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

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

There are other complex accounting standards that require the Company to employ significant judgment in interpreting and applying certain of the principles prescribed by those standards. These judgments include the determination of whether a financial instrument or other contract meets the definition of a derivative and qualifies for accounting in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” These judgments also include significant estimates and assumptions necessary to determine the disclosure requirements of Statement of Financial Accounting Standards No. 123R, “Share Based Payments.” These policies and judgments, estimates and assumptions are described in greater detail in the notes to the consolidated financial statements included in our 2007 Annual Report on Form 10-K. We believe that the judgments, estimates and assumptions used in the preparation of our consolidated financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of our consolidated financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition.

Stock dividends – Share and per share data in the accompanying consolidated financial statements have been retroactively restated to reflect the 5% stock dividend paid on June 29, 2007. As of March 31, 2008, no new stock dividends have been declared.

Cash dividends – On December 13, 2007, the Company declared a $0.06 per share cash dividend payable on February 15, 2008, to shareholders of record January 17, 2008. On February 28, 2008, the Company declared a $0.06 per share cash dividend payable on April 7, 2008, to shareholders of record March 26, 2008.

NOTE 2 – ACQUISITION OF STOCKMANS BANK

On January 26, 2008, PremierWest Bank acquired Stockmans’ Bank, consisting of five branches in the greater Sacramento, California area. As of the acquisition date, these offices and their employees commenced operating as branch offices of PremierWest Bank. The transaction was accounted for as a purchase for 5,357,404 shares of PremierWest common stock and cash of $22,769,309,  for a total purchase price of $85.6 million.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

(Dollars in 000's)

Assets Acquired:	January 26, 2008

Cash and cash equivalents	$ 56,688
Investment securities	32,008
Fed funds sold	58,925
Loans, net	206,569
Premises and equipment, net	9,567
Other assets	8,172

Total assets acquired	$ 371,929

Liabilities Assumed:
Deposits	$ 296,051
Borrowed funds	18,618
Junior subordinated debentures	15,464
Other liabilities	7,074

Total liabilities assumed	$ 337,207

Net Assets Acquired	$ 34,722

Additional adjustments to the purchase price allocation may be required, specifically related to fixed assets, taxes and compensation adjustments.

The core deposit intangible asset represents the value ascribed to the long-term deposit relationships acquired. This intangible asset is being amortized on a straight-line basis over a weighted average estimated useful life of 7 years. The core deposit intangible asset is not estimated to have a significant residual value. Goodwill represents the excess of the total purchase price paid for Stockmans Bank over the fair values of the assets acquired, net of the fair value of the liabilities assumed. Goodwill is not amortized, but is evaluated for possible impairment at least annually and more frequently if events and circumstances indicate that the asset might be impaired. No impairment losses were recognized in connection with core deposit intangible or goodwill assets during the period from acquisition to March 31, 2008.

The following table represents unaudited pro forma results of operations for the three months ended March 31, 2008 and 2007, as if the acquisition of Stockman’s Bank had occurred at the beginning of the earliest period presented. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisitions actually occurred at the beginning of the earliest period presented. Management of the Company anticipates that cost savings and operational synergies will be realized when the operations of Stockmans Bank are fully integrated in 2008.

(Dollars in 000's except earnings per share)

	Three Months Ended March 31
	2008	2007

Net interest income	$ 17,643	$ 18,210
Provision for loan losses	(5,500)	(350)
Non-interest income	2,327	3,560
Non-interest expense	(11,904)	(11,626)

Income before income taxes	2,566	9,794

Provision for income taxes	(898)	(3,739)

Net income	$ 1,668	$ 6,054

Earnings per share
Basic	$ 0.07	$ 0.29
Diluted	$ 0.07	$ 0.28

Weighted average shares outstanding
Basic	22,369,822	21,574,620
Diluted	23,707,839	23,009,868

NOTE 3 – FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy is as follows:

Level 1 inputs – Unadjusted quoted prices in active markets for identical assets or liabilities that the entity has the ability to access at the measurement date.

Level 2 inputs - Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3 inputs – Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

Financial instruments are broken down in the tables that follow by recurring or nonrecurring measurement status.  Recurring assets are initially measured at fair value and are required to be remeasured at fair value in the financial statements at each reporting date.  Assets measured on a nonrecurring basis are assets that due to an event or circumstance were required to be remeasured at fair value after initial recognition in the financial statements at some time during the reporting period.

Available-for-sale securities is the only balance sheet category the Company is currently measuring at fair value on a recurring basis. The following table presents information about the Company’s assets measured at fair value on a recurring basis as of March 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

(Dollars in 000's)		Fair Value Measurements
		At 3/31/08 Using

		Quoted Prices in
		Active Markets for		Significant
	Fair Value	Identical Assets	Other Observable Inputs	Unobservable Inputs
Description	3/31/2008	(Level 1)	(Level 2)	(Level 3)

Available-for-sale securities	236	-	236	-

Total Assets Measured at Fair Value	236	-	236	-

Securities available-for-sale – Securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.

Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition such as loans measured for impairment and other real estate owned. The following table presents the fair value measurement for nonrecurring assets as of March 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

(Dollars in 000's)		Fair Value Measurements
		At 3/31/08 Using

		Quoted Prices in
		Active Markets for		Significant
	Fair Value	Identical Assets	Other Observable Inputs	Unobservable Inputs
Description	3/31/2008	(Level 1)	(Level 2)	(Level 3)

Loans measured for impairment	20,572	-	-	20,572
Other real estate owned	205	-	-	205

Total Assets Measured at Fair Value	20,777	-	-	20,777

Impaired loans – A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due (both interest and principal) according to the contractual terms of the loan agreement. Impaired loans are measured as a practical expedient, at the loan’s observable market price or the fair market value of the collateral if the loan is collateral dependent.

Other real estate owned – Other real estate owned (“OREO”) is real property that the Company has taken ownership of in partial or full satisfaction of a loan or loans. OREO is recorded at the lower of the carrying amount of the loan or fair value less estimated costs to sell. This amount becomes the property’s new basis. Any write-downs based on the property fair value less estimated cost to sell at the date of acquisition are charged to the allowance for credit losses. Management periodically reviews OREO in an effort to ensure the property is carried at the lower of its new basis or fair value, net of estimated costs to sell.

NOTE 4 – STOCK-BASED COMPENSATION

At March 31, 2008, PremierWest Bancorp had one active equity incentive plan – the 2002 Stock Incentive Plan (“2002 Plan”) plan. The 2002 Plan was initially established in May 2002 and approved by shareholders. The plan was amended and restated in May 2005 to allow for the issuance of restricted stock grants in addition to stock options. The plan was also amended and restated in May 2007 to increase the number of shares available for issuance under the plan by 1,000,000 shares. Both amendments were approved by shareholders. The amended and restated 2002 Plan presently authorizes the issuance of up to 1,968,317, shares of stock, of which 1,168,618 shares were available for issuance at March 31, 2008. As of March 31, 2008, there were no restricted stock grants outstanding.

The amended and restated 2002 Plan allows for stock options to be granted at an exercise price of not less than the fair market value of PremierWest Bancorp stock on the date of issuance, for a term not to exceed ten years. The Compensation Committee establishes the vesting schedule for each grant; historically the Committee has utilized graded vesting schedules over two, five and seven year periods. Upon exercise of stock options or issuance of restricted stock grants, it is the Company’s policy to issue new shares of common stock.

During the three month period ended March 31, 2008, stock option activity was as follows:

			Weighted Average	Aggregate
	Number	Weighted Average	Remaining	Intrinsic Value
	of Shares	Exercise Price	Contractual Term	(in thousands)

Stock options outstanding, 12/31/07	987,247	$ 8.68
Granted	72,000	$ 10.66
Exercised	190,976	$ 5.88		$ 938

Forfeited	-	$ 5.53

Stock options outstanding, 3/31/08	868,271	$ 9.46	6.74	$ 512

Stock options exercisable, 3/31/08	413,314	$ 7.46	5.26	$ 1,070

PremierWest Bancorp follows Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires companies to measure and recognize as compensation expense the grant date fair market value for all share-based awards. That portion of the grant date fair market value that is ultimately expected to vest is recognized as expense over the requisite service period, typically the vesting period, utilizing the straight-line attribution method. SFAS 123R requires companies to estimate the fair market value of stock-based payment awards on the date of grant using an option-pricing model. We use the Black-Scholes option-pricing model to value our stock options. The Black-Scholes model requires the use of assumptions regarding the historical volatility of our stock price, our expected dividend yield, the risk-free interest rate and the weighted average expected life of the options. The following schedule reflects the weighted-average assumptions included in this model as it relates to the valuation of options granted for the periods indicated:

	Three months ended March 31,

	2008	2007

Risk-free interest rate	3.1%	4.5%
Expected dividend	2.25%	0.75%
Expected lives, in years	7.0	7.0
Expected volatility	28%	28%

The weighted-average grant date fair value of options granted during the three month period ending March 31, 2008 was $2.83.

SFAS 123R requires that the cash flows from the tax benefits resulting from tax deductions in excess of the compensation expense recognized for stock options (excess tax benefits) be reported as financing cash flows. Excess tax benefits classified as financing cash inflows for the three months ended March 31, 2008 and 2007 were $108,000 and $64,000, respectively.

Stock-based compensation expense recognized under SFAS 123R was $156,000 for the quarter ended March 31, 2008 with a related tax benefit of $60,000; and $68,000 for the quarter ended March 31, 2007 with a related tax benefit of $26,000. At March 31, 2008, unrecognized stock-based compensation expense totaled $1,368,200 and will be expensed over a period of approximately 7 years.

In March 2008, the Company’s Board of Directors approved a transaction involving the exchange of shares of the Company’s common stock in partial payment of the option exercise consideration paid by two officers to exercise vested options. On March 3, 2008, the two officers exercised 189,958 outstanding options using an aggregate of $7,000 of cash and 102,599 shares of common stock. The shares exchanged as option exercise consideration were priced at the market closing price of the Company’s common stock on that day.

NOTE 5 - INVESTMENT SECURITIES

Investment securities at March 31, 2008 and December 31, 2007 consisted of the following:
(Dollars in 000's)
2008

Gross	Gross	Estimated
Amortized	unrealized	unrealized	fair
cost	gains	losses	value

Available-for-sale:
Mortgage-backed securities and collateralized
mortgage obligations	216	20	-	236

Total	$ 216	$ 20	$-	$ 236

Held-to-maturity:
Mortgage-backed securities and collateralized
mortgage obligations	$ 1,915	$ 18	$ $	-	$ 1,933
U.S. Government and agency securities	24,519	186	-	24,705
Obligations of states and political subdivisions	4,295	17	(499)	3,813

$ 30,729	$ 221	$ (499)	$ 30,451

Restricted equity securities	$ 3,946	$ -	$ -	$ 3,946

2007

Gross	Gross	Estimated
Amortized	unrealized	unrealized	fair
cost	gains	losses	value

Available-for-sale
Mortgage-backed securities and collateralized
mortgage obligations	222	2	(2)	222

Total	$ 222	$ 2	$ (2)	$ 222

Held-to-maturity:
U.S. Government and agency securities	$ 1,484	$ -	$ -	$ 1,484
Obligations of states and political subdivisions	4,614	8	(34)	4,588

$ 6,098	$ 8	$ (34)	$ 6,072

Restricted equity securities	$ 1,865	$ -	$ -	$ 1,865

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

At March 31, 2008, investment securities with an estimated fair market value of $30.9 million were pledged to secure public deposits, certain nonpublic deposits and borrowings.

NOTE 6 – LOANS, NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

Loans as of March 31, 2008 and December 31, 2007 consisted of the following:
(Dollars in 000's)	2008	2007

Real estate-commercial	$ 620,452	$ 446,724
Real estate-construction	285,891	268,254
Real estate-residential	18,699	17,128
Commercial	210,106	186,536
Agricultural	42,868	28,833
Consumer	77,766	73,743
Overdrafts	3,988	1,652
Other	3,545	3,028

Total loans	1,263,315	1,025,898
Less: allowance for loan losses	(20,264)	(11,450)
Less: deferred loan fees	(1,701)	(1,610)

Loans, net	$ 1,241,350	$ 1,012,838

Transactions in the allowance for loan losses for the three months ended March 31, 2008 and March 31, 2007 were as follows:
(Dollars in 000's)	2008	2007

BALANCE, beginning of the period	$ 11,450	$ 10,877
Balance Sheet adjustments (1)	-	(255)
Stockmans Bank purchase (2)	5,983	-
Loans charged-off	(499)	(161)
Loan recoveries	255	63
Loan loss provision	3,075	200

BALANCE, end of the period	$ 20,264	$ 10,724

(1) The March 31, 2007 balance includes a balance sheet reclassification adjustment (decrease of $255,000) from the allowance for loan losses to other liabilities in accordance with Financial Accounting Standard No. 5. The amount reclassified represents the off-balance sheet credit exposure related to unfunded commitments to lend and lettters of credit.
(2) Amount resulting from the acquisition of Stockmans Bank - refer to Note 2.

The following table summarizes non-performing assets as of March 31, 2008 and December 31, 2007:
(Dollars in 000's)	2008	2007

Loans on non-accrual status	$ 24,584	$ 8,221
Loans past due greater than 90 days but not on non-accrual status	53	147

Total non-performing loans	24,637	8,368
Other real estate owned	205	-

Total non-performing assets	$ 24,842	$ 8,368

Percentage of non-performing loans to total loans	1.95%	0.82%

Percentage of non-performing assets to total assets	1.69%	0.73%

NOTE 7 - LINE OF CREDIT AND OTHER BORROWINGS

The Bank had outstanding borrowings with the Federal Home Loan Bank (FHLB) totaling $353,000 and $14.0 million as of March 31, 2008 and December 31, 2007, respectively. In addition, as of March 31, 2008, the Bank had $23.0 million outstanding under letters of credit used to support its public funds pledging requirements. Letters of credit do not increase the Bank’s outstanding borrowings; however, they reduce the Bank’s borrowing availability. The Bank makes monthly principal and interest payments on long-term borrowings and monthly payments of interest only on short-term borrowings under the FHLB’s Cash Management Advance (CMA) program.

Of the total outstanding advances at March 31, 2008 and December 31, 2007, the Company had long-term borrowings of $353,000 and $508,000, respectively. Of the $353,000 outstanding at March 31, 2008, $295,000 will fully amortize to maturity in 2008; $18,000 will fully amortize to maturity in 2009; and $40,000 will fully amortize to maturity in 2014. Presently, monthly payments of $52,000 plus interest are being made against these long-term advances with a weighted average annual interest rate of 5.99% .

The Bank also utilizes FHLB’s Cash Management Advance program for short-term borrowing needs. Advances taken under this program mature in less than one year. As of March 31, 2008, the Company had no outstanding CMA advances; as of December 31, 2007, the company had $13.5 million in outstanding CMA advances.

All outstanding borrowings with the FHLB are collateralized as provided for under the Advances, Security and Deposit Agreement between the Bank and the FHLB and include the Bank’s FHLB stock and any funds or investment securities held by the FHLB that are not otherwise pledged for the benefit of others. In addition, certain qualifying loans were pledged to support the Bank’s outstanding advances and provided for immediate available borrowing capacity, after subtracting existing borrowings and outstanding letters of credit, of approximately $17.9 million and $245,000 as of March 31, 2008 and December 31, 2007, respectively.

As an additional source of liquidity, the Bank maintains unsecured federal funds lines with multiple correspondent banks. Federal funds purchased generally mature within one to four days from the transaction date. As of March 31, 2008 the Company had $130.0 million in aggregate available borrowing capacity through correspondent banks. Outstanding balances under these commitments at March 31, 2008 and December 31, 2007 were zero and $54.0 million, respectively.

NOTE 8 – JUNIOR SUBORDINATED DEBENTURES

On December 30, 2004, the Company established two wholly-owned statutory business trusts (PremierWest Statutory Trust I and II) that were formed to issue junior subordinated debentures and related common securities. On August 25, 2005, Stockmans Financial Group established a wholly-owned statutory business trust (Stockmans Financial Trust I) to issue junior subordinated debentures and related common securities. Following the acquisition of Stockmans Financial Group, the Company became the successor in interest to Stockmans Financial Trust I. Common stock issued by each of the Trusts and held as an investment by the Company is recorded in other assets in the consolidated balance sheets. Following are the terms of the junior subordinated debentures as of March 31, 2008.

		Issued		Maturity	Redemption
Trust Name	Issue Date	Amount	Rate (1)(2)(3)	Date	Date

PremierWest Statutory	December			December	December
Trust I	2004	$ 7,732,000	5.65%	2034	2009

PremierWest Statutory	December			March	March
Trust II	2004	7,732,000	5.65%	2035	2010

Stockmans Financial	August	15,464,000	5.93%	September	Septemeber
Trust I	2005			2035	2010

		$ 30,928,000

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
(3) Stockmans Financial Trust I bears interest at the fixed rate of 5.93% until September 2010 at which time it converts to the variable rate of LIBOR + 1.42%, adjusted quarterly, through the final maturity date in March 2035.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve various levels and elements of credit and interest rate risk in excess of the amount recognized in the accompanying consolidated financial statements. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. As of March 31, 2008, the Company had $153.0 million of commitments to extend credit to customers and $9.4 million of standby letters of credit.

In the ordinary course of business, the Bank may become involved in various litigation arising from normal banking activities. In the opinion of management, the ultimate disposition of current actions will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

NOTE 10 - EARNINGS PER SHARE

The Company's basic earnings per common share is computed by dividing net income available to common shareholders (net income less dividends declared on preferred stock) by the weighted average number of common shares outstanding during the period, after giving retroactive effect to stock dividends and splits. The Company's diluted earnings per common share is computed similar to basic earnings per common share except that the numerator is equal to net income and the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. Included in the denominator is the dilutive effect of stock options computed under the treasury stock method and the dilutive effect of preferred stock as if converted to common stock. The following summarizes the weighted average shares outstanding for computation of basic and diluted shares for the three months ended March 31, 2008 and 2007.

Three-months ended March 31:	2008	2007

Weighted average number of common shares:
Average shares outstanding-basic	20,898,008	16,217,216
Average shares outstanding-diluted	22,236,025	17,652,464

NOTE 11 - RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces SFAS No. 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (on or after June 28, 2009 of fiscal 2010). Early adoption is not permitted. After the effective date, the Company will apply the requirements of SFAS 141R to any future business combinations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently evaluating the impact the adoption of SFAS 160 will have on its consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for any quarter ending after February 28, 2009. The Company is currently evaluating the impact the adoption of SFAS 161 will have on its consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of the "safe-harbor" provisions of Sections 21D and 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on the beliefs of PremierWest Bancorp’s (“the Company”) management and on assumptions made by management on the basis of information currently available. Other than for statements of historical fact, all statements about our financial position and results of operations, business strategy and management’s plans and objectives for future operations are forward-looking statements. When used in this report, the words "anticipate," "believe," "estimate," "expect," and "intend" and words or phrases of similar meaning, as they relate to the Company or management, are intended in part to help identify forward-looking statements. Examples of forward-looking statements include, but are not limited to statements that include projections or management’s expectations for revenues, income or expenses, earnings per share, capital expenditures, dividends, capital structure and other financial items; statements of the plans and objectives of the Company, its management or its board of directors, including the introduction of new products or services, plans for expansion, acquisitions or future growth and estimates or predictions of actions by customers, vendors, competitors or regulatory authorities; statements about future economic performance; and statements of assumptions underlying other statements about the Company and its business; statements regarding litigation and taxes; and statements about the adequacy of loan loss reserves. Although Management believes that the expectations reflected in forward-looking statements are reasonable, we can make no assurance that such expectations will prove correct. Forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements. These risks and uncertainties include factors that might inhibit our ability to maintain or expand our market share or our net interest margins and factors that could limit or delay implementation of our marketing and growth strategies. Further, actual results may be affected by our ability to compete on price and other factors with other financial institutions; customer acceptance of new products and services; localized economic conditions and events that disproportionately affect our business; and general trends in the banking industry, interest rate economy and regulatory environment. In addition, we face various risks inherent in the banking industry relating to collectibility of loans and changes in interest rates. Other risks include those identified from time to time in our past and future filings with the Securities and Exchange Commission. Note that this list of risks is not exhaustive, and risks identified are applicable as of the date made and cannot be updated.

OVERVIEW - The following includes management’s discussion of the financial condition and results of operations for PremierWest Bancorp and its wholly owned subsidiary, PremierWest Bank including the Bank’s wholly owned subsidiaries, Premier Finance Company and PremierWest Investment Services, Inc., for the three month period ending March 31, 2008. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes contained in this report as well as the Company’s Form 10-K for the year ended December 31, 2007. For discussion purposes, Management has made comparisons, as it deems appropriate, to comparable interim periods in 2007 and the fiscal year period ended December 31, 2007.

HIGHLIGHTS - For the first quarter ending March 31, 2008, the Company earned $1.8 million or $0.08 per fully diluted share, a decrease of 46.5% compared to earnings of $3.4 million or $0.19 per fully diluted share for the same period ended March 31, 2007. Annualized return on average shareholders’ equity was 4.18%, and annualized return on average assets was 0.52% for the quarter ended March 31, 2008 as compared to an annualized return on average shareholders’ equity and return on average assets of 11.53% and 1.35%, respectively, for the quarter ended March 31, 2007.

At March 31, 2008 and December 31, 2007, gross loans (loans net of deferred loan fees but before deducting the allowance for loan losses), totaled $1.3 billion and $1.0 billion, respectively, an increase of $237.4 million or 23.1% since year end, which includes the January 26, 2008 acquisition of Stockmans Financial Group and its $212.6 million portfolio of loans. Deposits totaled $1.2 billion at March 31, 2008, compared to $935.3 million at December 31, 2007, an increase of $294.8 or a 31.5% increase since year-end, again including acquired deposits as of January 26, 2008 of $296.1 million.

PremierWest’s overall earnings decline over the three month period ending March 31, 2008, in comparison to the same period a year ago, resulted principally from a charge to earnings of $3.1 million in loan loss provision. Also contributing to the decline was a 7.8% percent decline in net interest margin from 5.41% during the quarter ending December 31, 2007 to 4.99% during the quarter ending March 31, 2008.

Non-performing assets totaled $24.8 million at March 31, 2008, an increase of $16.5 million when compared to $8.3 million in non-performing assets at December 31, 2007. The March 31, 2008 balance includes $7.0 million in non-performing assets previously identified and acquired with the merger of Stockmans into PremierWest on January 26, 2008. The increase in non-performing loans this quarter is a result of both the acquisition of Stockmans and the placement of two credit relationships on non-accrual during the quarter.

At March 31, 2008, our Allowance for Loan Losses totaled $20.3 million, representing 1.61% of total loans net of deferred loan fees. The $8.8 million increase in the Allowance during the quarter was primarily comprised of a $3.1 million provision charge against earnings, $244,000 in net charge-offs and $6.0 million of allowance acquired in the Stockmans Financial Group merger.

The decline in net interest margin occurred as a consequence of several factors, including an abrupt 200 basis point general decline in interest rates during the first calendar quarter of 2008, the inclusion of Stockmans Financial Group lower interest margin results beginning January 26, 2008, and a $318,000 interest reversal and related $231,000 loss of interest, both associated with loans placed on non-accrual.

Our growth in interest income was tempered by contraction of our net interest margin. With the rapid decline in interest rates during the first quarter, re-pricing on the asset side of our balance sheet from variable rate loans and new loan production has trended downward whereas the re-pricing of our liabilities, especially certificates of deposit, has been slower to adjust. As a result, our net interest margin, the key component of our profitability, has declined; and therefore, despite our growing loan portfolio, the relative growth in our net interest income has slowed.

Additionally, the Bank’s loan to deposit ratio continues to exceed 100% because, within our marketplace, we continue to experience greater loan demand than our ability to gather local core deposits as a funding source. Our loan to deposit ratio, based on net loans (loans net of deferred loan fees and the allowance for loan losses) was 100.9%, 108.3% and 103.8% as of March 31, 2008, December 31, 2007 and March 31, 2007, respectively.

Core deposits are our lowest cost and preferred source of funds and when our loan volume exceeds our level of core deposits we must rely on higher cost borrowings and/or brokered deposits as a secondary source of funding to bridge the gap between deposit and loan volumes. Historically our funding gap has been supported by short-term borrowings; however, during 2007 the Bank began utilizing brokered certificates of deposit as a funding source. Brokered deposits comprised $63.3 million of total deposits at March 31, 2008, an increase of $4.1 million over the previous quarter ending December 31, 2007. Brokered deposits are a higher cost source of funding compared to core deposits but when used in conjunction with short-term borrowings, provide a cost effective source of funding and an additional source of liquidity. Management will continue to incorporate brokered deposits as part of the Bank’s overall funding strategy in order to support liquidity needs.

Management continues to implement relationship oriented strategies for attracting core deposits in order to reduce our reliance on higher costing borrowings and brokered deposits in order to maximize interest rate margins within the constraints of our highly competitive marketplace. While the competitive environment for attracting deposits remains keen, PremierWest has been successful over time at growing its core deposit base and continues to aggressively seek local deposits. At the same time, PremierWest has historically operated within a geographic market with a robust and growing economy that presents the opportunity to grow our loan portfolio while maintaining consistency in credit quality. While the current economic slowdown will impact loan demand and deposit growth, Management continues to believe that the Bank will capture loan volume at a faster rate than our ability to fully fund the loan volume from core deposits.

PremierWest has experienced solid loan demand from all of its major market areas. The Bank’s year over year loan growth, strong credit quality and a stronger pipeline of new loan production compared to a year ago, is in line with Management’s internal growth expectations at March 31, 2008. Management’s broader business plan and growth strategy continues to be driven by maturation of existing de novo branch business activities and acquisition opportunities aimed at building the dominant community banking franchise within the Company’s geographical footprint, that presently encompasses southern and central Oregon and northern California.

FINANCIAL HIGHLIGHTS

The following table presents information regarding yields on interest-earning assets, rates paid on interest-bearing liabilities, net interest spreads, net yields on average interest-earning assets, returns on average assets and returns on average equity for the periods indicated.

(Dollars in 000's)			Increase
Analysis for the three-month periods ended March 31:	2008	2007	(Decrease)	% Change

Average fed funds sold and investments	$ 36,644	$ 11,772	$ 24,872	211.28%
Average gross loans	1,186,600	904,650	281,950	31.17%
Average interest-earning assets	1,223,244	916,422	306,822	33.48%
Average interest-bearing liabilities	948,808	696,262	252,546	36.27%
Average total assets	1,383,294	1,014,884	368,410	36.30%
Average equity	173,692	118,424	55,268	46.67%
Average yield earned (1)	7.58%	8.60%	(1.02)	-11.86%
Average rate paid	3.34%	3.51%	(0.17)	-4.84%
Net interest spread	4.24%	5.09%	(0.85)	-16.70%

Net interest income to average
interest-earning assets (net interest margin) (1)	4.99%	5.94%	(0.95)	-15.99%
Annualized return on average assets	0.52%	1.35%	(0.83)	-61.48%
Annualized return on average equity	4.18%	11.53%	(7.35)	-63.75%
Efficiency ratio (2)	66.36%	63.21%	3.15	4.98%

Notes:
(1) Tax equivalent
(2) Noninterest expense divided by net interest income plus noninterest income

RESULTS OF OPERATIONS

NET INTEREST INCOME – Net interest income, our primary source of revenue, is the difference between the interest income generated from our earning assets (loans and investments) and the interest expense paid on our interest-bearing liabilities (interest-bearing deposits and borrowed funds). During the first quarter of 2008, our interest income increased $3.6 million while our interest expense increased $1.9 million resulting in our net interest income increasing $1.7 million, or 13.1% compared to the same period a year ago. Similarly, net interest income for the three months ending March 31, 2008 increased $1.3 million or 9.3% over the preceding quarter ended December 31, 2007.

The increase in net interest income during the first quarter of 2008 was largely a result of the acquisition of Stockmans Financial Group on January 26, 2008. Offsetting the Stockmans-related increase were the absence of interest income associated with certain non-performing assets being placed on non-accrual status totaling $231,000 (meaning that interest was no longer accrued on these loans); the reversal of previously accrued interest on these non-performing assets of $318,000; and the impact on net interest margin of the dramatic decrease in short-term interest rates, of approximately $728,000, that occurred during the first quarter of 2008 in response to the sub-prime mortgage crisis and related events.

A key measurement of our profitability is our net interest margin (net interest income divided by average interest-earning assets), which relates to the relative stability in our net interest income over time, all other things being equal. Both our net interest income and net interest margin are affected by variables such as the volume and mix of our earning assets; the volume and mix of both our interest-bearing and non interest-bearing liabilities; the credit quality of our loan portfolio; and the general movement in the market rates of interest.

For the quarter ending March 31, 2008, our tax equivalent net interest margin was 4.99%, a 42 basis point decrease compared to the preceding quarter ended December 31, 2007. The impact of the non-performing loans mentioned above accounted for 18 basis points of the decreased net interest margin, while the remaining 24 basis points was a result of the first quarter decrease in short-term interest rates and the post-merger inclusion of Stockmans’ lower net interest margin. Compared to the first quarter of 2007, when our net interest margin was 5.94%, our net interest margin for the four successive quarters since March 31, 2007, was 5.85%, 5.72%, 5.41% and 4.99%, respectively.

LOAN LOSS PROVISION – Charges made to the provision for loan losses were $3.1 million and $200,000 for the three month periods ended March 31, 2008 and March 31, 2007, respectively. The Company had net charge-offs of $244,000 during the first three months of 2008 compared to net charge offs of $98,000 for the corresponding period in 2007. Management believes that the March 31, 2008 balance in the allowance for loan losses was reasonable and appropriate to support inherent probable losses in the Company’s loan portfolio.

NONINTEREST INCOME – Noninterest income represents service charges, fees, commissions and other income derived principally from general banking services, residential mortgage activity, sales of investment and insurance products, and gains from the sale of other assets. Total noninterest income increased approximately $273,000 (13.6%) the three months ending March 31, 2008, as compared to the corresponding period in 2007. Growth in noninterest income during the first three months of 2008 included increases of $245,000, or 29.2% from account service charges and a $123,000 from other commissions and fees. Offsetting these noninterest income increases were decreases of $68,000, or 34.3% from mortgage origination fees as a result of lower volumes of residential mortgage originations, and a decrease of $52,000, or 13.2% from investment brokerage fees, reflecting adverse stock market conditions during the first quarter.

NONINTEREST EXPENSE – Noninterest expense increased approximately $1.8 million or 18.8% for the three months ended March 31, 2008, as compared to the corresponding period in 2007. On a summary basis, the increase over the three month period was a result of $725,000 (12.4%) increase in salary and benefit expenses; a $358,000 (23.7%) increase in occupancy and equipment expenses; and a $736,000 (31.1%) net increase in other noninterest expenses. The increases in noninterest expenses are largely the result of the acquisition of Stockmans Financial Group, which comprised $853,000 or 46.9% of the increase, with the full year effect of 2006 new offices as well as 2007 new office openings for our pre-merger organization providing the majority of the remaining year-over-year increase in noninterest expense. Management believes that the Stockmans acquisition and the new offices that further expand the Bank’s footprint will drive future earnings growth.

EFFICIENCY RATIO - The Company's efficiency ratio was 66.4% during the first quarter of 2008, a 315 basis point deterioration compared to 63.2% for the first quarter of 2007, and a 521 basis point decline from the immediately preceding quarter ending December 31, 2007. Management believes that a ratio in the high 50% to low 60% range is a reasonable and sustainable target given the Bank’s strategies for both growth and customer service and is implementing actions to bring the efficiency ratio back to its target range.

FINANCIAL CONDITION – Total assets of $1.467 billion at March 31, 2008, increased $309.2 million or 26.7% compared to total assets of $1.158 billion at December 31, 2007. This growth principally resulted from a $247.7 million increase in earning assets and a $61.5 million increase in other assets, all primarily related to the Stockmans acquisition. On a consolidated basis, gross loans increased $237.4 million; the Allowance for Loan Losses increased $8.8 million; other earning assets increased $20.1 million; premises and equipment increased $9.7 million; goodwill increased $50.9 million; and other assets increased $1.7 million.

Net loans accounted for 84.6% of total assets at March 31, 2008 compared to 87.5% at December 31, 2007. As of March 31, 2008, the allowance for loan losses increased to $20.3 million from $11.5 million at December 31, 2007. As discussed under the heading Loan Loss Provision above, the allowance for loan losses included $3.1 million in current provision charged against earnings, $244,000 in net charge-offs and $6.0 million of allowance acquired as a part of the Stockmans merger. The Company's ratio of allowance for loan losses to total loans was 1.61% at March 31, 2008, as compared to 1.12% at December 31, 2007, and 1.16% at March 31, 2007.

Non-performing assets (defined as loans on non-accrual status, loans 90 days or more past due and other real estate owned) either specifically reserved or adequately collateralized, based on our analysis for potential impairment, were $24.8 million, $8.4 million and $2.3 million at March 31, 2008, December 31, 2007, and March 31, 2007, respectively. Although the dollar amount of non-performing assets have increased significantly since the year earlier quarter ended March 31, 2007, the identified assets are concentrated in eight credit relationships with three of these relationships comprising $22.1 million or 89.1% of the non-performing asset total.

The largest of the three relationships is comprised of two purchased participation loans secured with approved residential lots in the greater Sacramento, California area. PremierWest purchased a minority position from two separate institutions, each with a national presence. The $5.0 million credit was reported as non-performing with the December 31, 2007 earnings release, and based on a September 2007 appraisal was not considered “impaired” at December 31, 2007. The related $7.3 million credit was placed on non-accrual status during the first quarter of 2008, at which time a new appraisal was obtained from the lead bank. The properties securing these two credits are contiguous; thus, a reserve for impairment was established for both credits based on the new appraisal obtained for the larger credit and the uncertainty of the ultimate realizable value for the properties.

The second relationship consists of a $3.1 million credit secured with Class A commercial office space in the Portland, Oregon area. The credit is well secured with a loan to value ratio of less than 50% and also has a substantial second lien behind our position. The borrower and contractor are in a dispute and payments are not current. No loss is expected on this credit.

The third relationship consists of two loans acquired with the merger of Stockmans in January of this year. The relationship is secured with undeveloped property in the Bakersfield and Oroville, California markets and was identified and discussed in detail during our pre-merger due diligence of Stockmans. Stockmans established an adequate reserve for this loan prior to the merger closing, consistent with normal credit review procedures and internal policies.

The remaining identified non-performing loans are secured and have been properly reserved for in the allowance for loan losses. Management anticipates some potential for loss on the identified non-performing assets but believes the overall credit quality of the loan portfolio to be strong. PremierWest Bank maintains and adheres to disciplined underwriting standards and has a proven track record for managing credit risk as well as identifying and aggressively administering problem loans.

Total deposits increased to $1.2 billion at March 31, 2008, a $294.8 million or 31.5% increase when compared to the $935.3 million deposit total as of December 31, 2007. The increase is exclusively due to the Stockman’s acquisition, which comprised $300.5 million of the deposit balance at March 31, 2008. During 2007 the Bank began utilizing brokered certificates of deposits as part of its funding strategy in order to support the Bank’s overall liquidity needs. Deposits at March 31, 2008, include $63.3 million in brokered certificates of deposit as compared to $59.3 million in brokered deposits at December 31, 2007.

Net loan volume continues to exceed our level of deposits. As of March 31, 2008, our loan-to-deposit ratio of 100.9% compared to a ratio of 108.3% as of December 31, 2007, and 103.8% as of March 31, 2007. Overall demand for loans has been steady and as anticipated, deposit growth, particularly in our newest market areas, has lagged behind loan production. The Bank’s deposit mix remained stable – consisting of 19.1% non-interest bearing demand. Core deposits, consisting of non-interest bearing demand, interest-bearing demand and regular savings deposits represented 56.2%, while time deposits (excluding brokered deposits) comprised 38.7%, and brokered deposits totaled 5.1% of total deposits.

Management closely monitors the Bank’s liquidity needs and maintains the ability to borrow from the Federal Home Loan Bank of Seattle and other correspondent banks, as well as source deposits through the brokered CD market. For more information about liquidity refer to the Liquidity and Capital Resources section below.

The table below sets forth certain summary balance sheet information for March 31, 2008, and December 31, 2007: (Dollars in 000’s)

			Increase (Decrease)
	March 31,	December 31,
	2008	2007	3/31/08 – 12/31/07

(Dollars in 000's)

ASSETS
Federal funds sold	$ 2,810	$ 10,350	$ (7,540)	-72.85%
Securities available for sale	236	222	14	6.31%
Securities held to maturity	30,729	6,098	24,631	403.92%
Restricted equity investments	3,946	1,865	2,081	111.58%
Loans, net	1,241,350	1,012,838	228,512	22.56%
Other assets (1)	189,961	126,588	61,488	48.57%

Total assets	$ 1,469,032	$ 1,157,961	$ 309,186	26.70%

LIABILITIES
Noninterest-bearing
deposits	$ 235,293	$ 199,941	$ 35,352	17.68%
Interest-bearing
deposits	994,851	735,374	259,477	35.29%

Total deposits	1,230,144	935,315	294,829	31.52%

Other liabilities (2)	49,912	94,971	(46,704)	-49.18%

Total liabilities	1,278,411	1,030,286	248,125	24.08%

SHAREHOLDERS’
EQUITY	188,976	127,675	61,061	47.83%

Total liabilities
and share-
holder’s equity	$ 1,469,032	$ 1,157,961	$ 309,186	26.70%

(1)	Includes cash and due from banks, other equity investments, premises and equipment, goodwill,
	core deposit intangible, accrued interest receivable and bank-owned life insurance.
(2)	Includes borrowings, accrued interest payable and other liabilities.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY – Liquidity enables the Company to fund loan commitments and meet customer withdrawals of deposits. The Company maintains its liquidity position through maintenance of cash resources, the stability of and growth in our core deposit base and through our ability to borrow funds from committed sources of credit and/or source brokered deposits.

As of March 31, 2008, the Company’s overall liquidity position remained relatively stable when compared to December 31, 2007. The Bank’s loan volume continues to exceed deposits as reflected in its loan-to-deposit ratio at March 31, 2008, and December 31, 2007 of 100.9% and 108.3%, respectively. Liquidity in the form of excess cash and funds invested on a short-term basis as federal funds sold and interest-earning deposits with the FHLB decreased approximately $9.7 million while borrowed funds in the form of federal funds purchased and FHLB advances decreased $67.7 million as of March 31, 2008, when compared to December 31, 2007. Investment securities either held-to-maturity or available-for-sale increased by a net $24.6 million as a result of securities acquired in the Stockmans merger. All of the Company’s investment securities are pledged for collateralization of public funds on deposit and, therefore, are not available for purposes of liquidity. Historically our pledging requirements have been met through the use of our securities portfolio and more recently supplemented by our borrowing capacity through the use of letters of credit to meet pledging requirements. As of March 31, 2008, in addition to the full use of our securities portfolio, the Bank was using letters of credit totaling $23.0 million to satisfy its pledging requirements.

Management maintains contingency plans for addressing the Company’s ongoing liquidity needs and presently believes the Bank’s stable core deposit base provides for flexibility and opportunity should management decide to attract deposits more aggressively by increasing the rate of interest offered on deposits – particularly certificates of deposit. In addition, the Bank has tested its ability to identify and sell loans to a participating bank in order to provide additional cash for liquidity purposes. Further, should loan demand outpace our ability to gather sufficient deposits or maintain adequate funding from other borrowings, the Company could slow its loan growth through various policy changes including increased pricing. The Company maintains a secured line-of-credit with the FHLB. As of March 31, 2008, the Bank had $353,000 of borrowings advanced from the FHLB and an aggregate of $23.0 million in letters of credit issued by the FHLB on behalf of the Company to meet its public funds deposit pledging requirements. The Company also had an immediate availability to borrow an additional $17.9 million under the Company's credit line. The Company also has unsecured federal funds credit lines for up to $130.0 million available from various correspondent banks as of March 31, 2008, pursuant to which no balances were outstanding.

At March 31, 2008, the Company had approximately $153.0 million in outstanding commitments to extend credit for newly approved loans and construction projects. Under the terms of construction project commitments, completion of specified project benchmarks must be certified before funds may be drawn. Additionally, we anticipate that a portion of these commitments will expire or terminate without funding. Management believes that the Company's available resources will be sufficient to fund these commitments in the normal course of business.

CAPITAL RESOURCES - Federal regulators require the measurement of various capital ratios, including risk-based capital measurements. Risk-weighted ratios require an analysis that weights balance sheet and off-balance sheet items for their inherent risk. It requires minimum standards for risk-based capital by capital tier. As a minimum requirement, the total risk-based capital ratio should be at least 8.00%, the Tier 1 capital ratio should be at least 4.00%, and the leverage capital ratio should be at least 4.00% . At March 31, 2008, the Company's regulatory capital ratios were as follows: total risk-based capital ratio was 11.74%, Tier 1 capital ratio was 10.49% and the leverage capital ratio was 11.08% . If the Company achieved only minimum regulatory capital levels, further growth could be restricted to the level attainable through generation and retention of net income or the Company might find it necessary to seek additional capital from outside sources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises principally from interest rate risk in its lending, deposit and borrowing activities. Management actively monitors and manages its interest rate risk exposure. Although the Company manages other risks, such as credit quality and liquidity risk, in the normal course of business, management considers interest rate risk to be a significant market risk, which could have the largest material effect on the Company's financial condition and results of operations. Other types of market risks, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities. The Company did not experience a significant change in market risk at March 31, 2008, as compared to December 31, 2007.

As stated in the annual report on Form 10-K for 2007, the Company attempts to monitor interest rate risk from the perspective of changes in the economic value of equity, also referred to as net portfolio value (NPV), and changes in net interest income. Changes to the NPV and net interest income are simulated using instant and permanent rate shocks of plus and minus 200 basis points, in increments of 50 basis points. It is the Company’s policy to manage interest rate risk to maximize long-term profitability under the range of likely interest-rate scenarios. For additional information, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” referenced in the Company’s annual report on Form 10-K for the year ended December 31, 2007.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS – From time to time, in the normal course of business, PremierWest may become party to various legal actions. Except as noted below, management is unaware of any existing legal actions against the Company or its subsidiaries that Management believes will have a materially adverse impact on our business, financial condition or results of operations.

There have been no material developments in litigation reported in the Company’s Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS – There has been no material change in the risk factors disclosure as presented in the Company’s 2007 Form 10-K for the fiscal year ended December 31, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) [Not applicable.]

(b) [Not applicable.]

(c) The following table provides information about repurchases of common stock by the Company during the quarter ended March 31, 2008.

			Total Number of	Maximum Number of
			Shares Purchased	Remaining Shares
	Total Number		as Part of Publicly	that May be
	of Shares	Average Price	Announced Plan	Purchased at Period
Period	Purchased (1)	Paid Per Share	(2)	End under the Plan

1/1/08 - 1/31/08	-	$0.00	-	-
2/1/08 - 2/29/08	-	$0.00	-	-
3/1/08 - 3/31/08	40,800	$10.66	40,800	874,400

Total for the quarter	40,800	$10.66	40,800

(1) Shares repurchased by the Company during the quarter consist of 40,800 shares repurchased pursuant to the Company's publicly announced corporate stock repurchase plan described in (2) below.

(2) The repurchase plan, which was approved by the board and announced in May 2007, authorized the repurchase of up to 1.0 million shares. The plan has no stated expiration.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(a) [Not applicable.] (b) [Not applicable.]

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

At a special meeting of shareholders held on January 15, 2008, shareholders voted on a proposal to approve the Agreement and Plan of Reorganization and the accompanying Plan of Merger providing for the merger of Stockmans Financial Group with and into PremierWest Bancorp including the issuance of shares of PremierWest common stock and cash to Stockmans Financial Group shareholders pursuant to the merger agreement. There were 11,718,762 total votes cast at the meeting of which 11,646,251 or 99.4% of the votes were cast in favor of the merger proposal; 33,743 or 0.3% of the votes were against and 38,768 or 0.3% of the votes were abstentions and broker non-votes.

ITEM 5. OTHER INFORMATION [None.]

ITEM 6. EXHIBITS

(a) Exhibits

     3.1 Articles of Incorporation of PremierWest Bancorp (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4 filed November 16, 2007, File No. 333-147460)
     3.2 Amended and Restated Bylaws of PremierWest Bancorp (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-4 filed November 16, 2007, File No. 333-147460)
     31.1 Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.
     31.2 Certification of Chief Administrative Officer (Principal Accounting and Principal Financial Officer) required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.
     32.1 Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
     32.2 Certification of Chief Administrative Officer (Principal Accounting and Principal Financial Officer) required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18
U.S.C. Section 1350.

SIGNATURES: Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: May 12, 2008 PREMIERWEST BANCORP

/s/ John L. Anhorn
John L. Anhorn, Chief Executive Officer

/s/ Tom Anderson
Tom Anderson, Executive Vice President and Chief Administrative Officer
(Principal Accounting and Principal Financial Officer)