Form 10-Q
period 2008-06-30
PREMIERWEST BANCORP
filed 2008-08-11
CIK 1102287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2008

Commission File Number: 000-50332

PREMIERWEST BANCORP
(Exact name of registrant as specified in its charter)

Oregon		93-1282171
(State or other jurisdiction of		(I.R.S. Employer
incorporation or organization)		Identification No.)

503 Airport Road – Suite 101
Medford, Oregon 97504
(Address of principal executive offices) (Zip Code)

(541) 618-6020
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
                                                                                                                    Yes [X]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
      Large accelerated filer [  ]                                                       Accelerated filer [X]                                                  Non-accelerated filer [  ]
              Smaller Reporting Company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                                                                    Yes [  ]   No [X]

The number of shares outstanding of Registrant's common stock as of August 6, 2008 was 22,397,783.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PREMIERWEST BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in 000’s)
(UNAUDITED)

ASSETS
	June 30,	December 31,	June 30,
	2008	2007	2007

Cash and cash equivalents:
Cash and due from banks	$ 44,050	$ 38,281	$ 35,995
Federal funds sold	-	10,350	3,765
Interest-bearing deposits with Federal Home Loan Bank	109	41	9

Total cash and cash equivalents	44,159	48,672	39,769

Interest-bearing CD's	497	-	-
Investments:
Investment securities available-for-sale, at fair market value	211	222	236
Investment securities held-to-maturity, at amortized cost	30,263	6,098	6,224
(fair value of $30,154 at 6/30/08, $6,072 at 12/31/07,
and $6,154 at 6/30/07)
Investment securities - CRA's	4,000	-	-
Restricted equity securities	3,628	1,865	1,865

Total investments	38,102	8,185	8,325

Mortgage loans held-for-sale	821	569	883
Loans, net of allowance for loan losses and deferred loan fees	1,248,435	1,012,269	962,018

Loans, net	1,249,256	1,012,838	962,901

Premises and equipment, net of accumulated depreciation	48,572	38,795	37,716
Core deposit intangibles, net of accumulated amortization	2,811	1,516	1,763
Goodwill	75,256	20,942	21,093
Accrued interest and other assets	31,277	27,013	24,228

TOTAL ASSETS	$ 1,489,930	$ 1,157,961	$ 1,095,795

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits:
Demand	$ 234,672	$ 199,941	$ 201,065
Interest-bearing demand and savings	435,425	375,001	383,303
Time	550,714	360,373	339,694

Total deposits	1,220,811	935,315	924,062

Federal funds purchased	35,307	54,019	12,008
Federal Home Loan Bank borrowings	198	14,008	10,822
Junior subordinated debentures	30,928	15,464	15,464
Accrued interest and other liabilities	14,398	11,480	10,602

Total liabilities	1,301,642	1,030,286	972,958

COMMITMENTS AND CONTINGENCIES (Note 9)
SHAREHOLDERS' EQUITY
Series A Preferred Stock, no par value, 1,000,000 shares
authorized, 11,000 shares issued and outstanding	9,590	9,590	9,590
Common stock - no par value; 50,000,000 shares authorized;
22,391,424 shares issued and outstanding
(16,987,496 shares at 12/31/07; 17,033,914 shares at 6/30/07)	158,270	97,266	97,903
Retained earnings	20,384	20,759	15,269
Accumulated other comprehensive income	44	60	75

Total shareholders' equity	188,288	127,675	122,837

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 1,489,930	$ 1,157,961	$ 1,095,795

See accompanying notes.

PREMIERWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in 000’s, Except for Earnings per Share Data)
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007

INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$ 22,338	$ 20,224	$ 44,958	$ 39,475
Interest on investments:
Taxable	274	7	494	11
Nontaxable	38	60	85	127
Interest on federal funds sold	15	28	56	65
Other interest and dividends	51	18	61	19

Total interest and dividend income	22,716	20,337	45,654	39,697

INTEREST EXPENSE
Deposits:
Interest-bearing demand and savings	1,656	2,457	3,941	4,887
Time	4,774	3,625	9,836	6,856
Federal funds purchased	93	145	194	220
Federal Home Loan Bank advances	4	86	46	149
Junior subordinated debentures	450	218	831	437

Total interest expense	6,977	6,531	14,848	12,549

Net interest income	15,739	13,806	30,806	27,148

LOAN LOSS PROVISION	5,225	75	8,300	275

Net interest income after loan loss provision	10,514	13,731	22,506	26,873

NONINTEREST INCOME
Service charges on deposits accounts	1,284	962	2,367	1,800
Mortgage banking fees	123	216	253	413
Investment brokerage and annuity fees	482	485	826	881
Other commissions and fees	557	456	1,100	876
Other noninterest income	154	168	304	327

Total noninterest income	2,600	2,287	4,850	4,297

NONINTEREST EXPENSE
Salaries and employee benefits	6,665	5,792	13,257	11,660
Net occupancy and equipment	1,893	1,476	3,762	2,987
Communications	535	440	1,059	867
Professional fees	531	234	946	447
Advertising	242	162	461	367
Other	2,286	1,532	4,141	3,012

Total noninterest expense	12,152	9,636	23,626	19,340

INCOME BEFORE PROVISION FOR INCOME TAXES	962	6,382	3,730	11,830

PROVISION FOR INCOME TAXES	314	2,441	1,279	4,521

NET INCOME	$ 648	$ 3,941	$ 2,451	$ 7,309

EARNINGS PER COMMON SHARE:
BASIC	$ 0.03	$ 0.23	$ 0.11	$ 0.42

DILUTED	$ 0.03	$ 0.21	$ 0.11	$ 0.39

See accompanying notes.

PREMIERWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in 000’s)
(UNAUDITED)

						Accumulated
	Preferred Stock		Common Stock			Other	Total
					Retained	Comprehensive	Shareholders'	Comprehensive
	Shares	Amount	Shares	Amount	Earnings	Income	Equity	Income

BALANCE - DECEMBER 31, 2006	11,000	$ 9,590	16,216,481	$ 85,906	20,663	100	116,259
Comprehensive income:
Net income	-	-	-	-	15,102	-	15,102	15,102
Other comprehensive income –
Amortization of unrealized gains
for investment securities
transferred to held-to-maturity	-	-	-	-	-	(41)	(41)	(41)
Unrealized gains on investment
securities available-for-sale	-	-	-	-	-	1	1	1

Comprehensive income							$ 15,062

Adjustment for change in accounting
principle related to EITF 06-04	-	-	-	-	(127)	-	(127)
Preferred stock dividend declared	-	-	-	-	(275)	-	(275)
Common stock cash dividend declared	-	-	-	-	(2,891)	-	(2,891)
Stock-based compensation expense	-	-	-	306	-	-	306
Repurchase of common stock	-	-	(84,800)	(1,060)	-	-	(1,060)
5% stock dividend	-	-	810,457	11,703	(11,703)	-	-
Cash paid for fractional shares	-	-	-	-	(10)	-	(10)
Stock options exercised	-	-	45,358	254	-	-	254
Income tax benefit of stock options
exercised	-	-	-	157	-	-	157

BALANCE - JANUARY 1, 2008	11,000	$ 9,590	16,987,496	$ 97,266	$ 20,759	$ 60	$ 127,675
Comprehensive income:
Net income	-	-	-	-	2,451	-	2,451 $	2,451
Other comprehensive income-
Unrealized losses on investment
securities available-for-sale	-	-	-	-	-	(16)	(16)	(16)

Comprehensive income							$ 2,435

Preferred stock dividend declared	-	-	-	-	(138)	-	(138)
Common stock cash dividend declared	-	-	-	-	(2,688)	-	(2,688)
Stock-based compensation expense	-	-	-	258	-	-	258
Repurchase of common stock	-	-	(40,800)	(435)	-	-	(435)
Stockmans Bank Acquisition	-	-	5,357,404	60,968	-	-	60,968
Stock options exercised	-	-	6,324	42	-	-	42
Stock options exercised (Note 4)	-	-	189,958	1,115	-	-	1,115
Shares exchanged in payment of
option exercise consideration (Note 4)	-	-	(102,599)	(1,108)	-	-	(1,108)
Income tax benefit of stock options
exercised	-	-	-	164	-	-	164

BALANCE - June 30, 2008	11,000	$ 9,590	22,397,783	$ 158,270	$ 20,384	$ 44	$ 188,288

See accompanying notes.

PREMIERWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in 000’s)
(UNAUDITED)
	For the Six Months Ended

	June 30,	June 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 2,451	$ 7,309
Adjustments to reconcile net income to net cash
from operating activities:
Depreciation and amortization	1,952	1,522
Loan loss provision	8,300	275
Deferred income taxes	(194)	(449)
Amortization of premiums and accretion of discounts
on investment securities, net	(2)	5
Funding of loans held-for-sale	(15,444)	(15,135)
Sale of loans held-for-sale	15,444	15,369
Gain on sale of loans held-for-sale	(252)	(124)
Stock-based compensation expense	258	143
Excess tax benefit from stock options exercised	(163)	(8)
Gain on sales of premises and equipment	(31)	(37)
Write down of low income housing tax credit investment	-	158
Changes in accrued interest receivable/payable and other
assets/liabilities	(2,768)	(1,218)

Net cash provided by operating activities	9,551	7,810

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from principal payments received on mortgage-backed
securities available-for-sale	11	-
Proceeds from maturities and calls of investment
securities available-for-sale	-	25
Purchase of investment securities held-to-maturity	(15,552)	(977)
Proceeds from maturities and calls of investment
securities held-to-maturity	21,300	1,780
Purchase of Community Reinvestment Act investments	(4,000)	-
Proceeds from redemption of Federal Home Loan Bank stock	318	-
Increase in interest-bearing deposits with Federal Home Loan Bank	-	(2)
Purchase of low income housing tax credit investment	-	(172)
Loan originations, net	(39,400)	(43,023)
Purchase of premises and equipment, net	(1,791)	(4,881)
Purchase of consumer loan finance business	-	(11,115)
Cash received, net of cash paid for acquisition of Stockmans
Financial Group	90,821	-

Net cash provided by (used in) investing activities	51,707	(58,365)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	(11,548)	44,712
Net increase (decrease) in Federal Home Loan Bank borrowings	(32,428)	4,681
Net increase (decrease) in Federal Funds purchased	(18,712)	5,173
Dividends paid on common stock	(2,363)	(811)
Repurchase of common stock	(435)	-
Stock options exercised	49	65
Excess tax benefit from stock options exercised	163	8
Cash paid for fractional shares relating to stock dividend	-	(10)

Net cash provided by (used in) financing activities	(65,274)	53,818

NET DECREASE (INCREASE) IN CASH AND CASH EQUIVALENTS	(4,016)	3,263
CASH AND CASH EQUIVALENTS - Beginning of the period	48,672	36,497

CASH AND CASH EQUIVALENTS - End of the period	$ 44,656	$ 39,760

SUPPLEMENTAL DISCOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$ 14,134	$ 12,514

Cash paid for taxes	$ 4,495	$ 4,922

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
Transfers of loans to other real estate owned	$ 1,244	$ 101

Income tax benefit of stock options exercised	$ 164	$ 86

Increase in goodwill resulting from acquisition of Stockmans Financial Group	$ 54,314	$ -

Cash dividend declared but not yet paid	$ 1,344	$ 852

Preferred stock dividend declared	$ 138	$ 138

Stock issued for acquisition of Stockmans Financial Group	$ 60,968	$ -

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

PremierWest Bank’s two principal operating subsidiaries, Premier Finance Company and PremierWest Investment Services, Inc., provide financial services that compliment and support the traditional commercial banking operations of the Bank. Premier Finance Company is engaged in the business of consumer lending and operates from independent office locations or from within PremierWest Bank branch offices in the Bank’s major market areas as well as from offices located in Portland, Eugene and Coos Bay, Oregon. PremierWest Investment Services, Inc. functions under an arrangement with Linsco/Private Ledger, an independent broker/dealer. Operating throughout the Bank’s market area, PremierWest Investment Services, Inc. offers financial and investment products including stocks, bonds, mutual funds, annuities and insurance.

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

Stock dividends – Share and per share data in the accompanying consolidated financial statements have been retroactively restated to reflect the 5% stock dividend paid on June 29, 2007. As of June 30, 2008, no new stock dividends have been declared.

Cash dividends – On June 9, 2008, the Company declared a $0.06 per share cash dividend payable on July 15, 2008, to shareholders of record June 25, 2008.

NOTE 2 – ACQUISITION OF STOCKMANS BANK

On January 26, 2008, PremierWest Bank acquired Stockmans Bank, consisting of five branches in the greater Sacramento, California area. As of the acquisition date, these offices and their employees commenced operating as branch offices of PremierWest Bank. The transaction was accounted for as a purchase for 5,357,404 shares of PremierWest common stock and cash of $22,769,309, for a total purchase price of $85.7 million.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

(Dollars in 000's)

Assets Acquired:	January 26, 2008

Cash and cash equivalents	$ 56,688
Investment securities	32,008
Fed funds sold	58,925
Loans, net	203,381
Premises and equipment, net	9,567
Other assets	8,172

Total assets acquired	$ 368,741

Liabilities Assumed:
Deposits	$ 296,051
Borrowed funds	18,618
Junior subordinated debentures	15,464
Other liabilities	7,162

Total liabilities assumed	$ 337,295

Net Assets Acquired	$ 31,446

Additional adjustments to the purchase price allocation may be required, specifically related to fixed assets, taxes and compensation adjustments.

The core deposit intangible asset represents the value ascribed to the long-term deposit relationships acquired. This intangible asset is being amortized on a straight-line basis over a weighted average estimated useful life of 7 years. The core deposit intangible asset is not estimated to have a significant residual value. Goodwill represents the excess of the total purchase price paid for Stockmans Bank over the fair values of the assets acquired, net of the fair value of the liabilities assumed. Goodwill is not amortized, but is evaluated for possible impairment at least annually and more frequently if events and circumstances indicate that the asset might be impaired. No impairment losses were recognized in connection with core deposit intangible or goodwill assets during the period from acquisition to June 30, 2008.

The following table represents unaudited pro forma results of operations for the six months ended June 30, 2008 and 2007, as if the acquisition of Stockmans Bank had occurred at the beginning of the earliest period presented. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisitions actually occurred at the beginning of the earliest period presented. Management of the Company anticipates that cost savings and operational synergies will be realized after the operations of Stockmans Bank are fully integrated in 2008.

	Six Months Ended June 30
	2008	2007

Net interest income	$ 31,887	$ 36,917
Provision for loan losses	(8,300)	(575)
Non-interest income	4,996	7,542
Non-interest expense	(24,065)	(23,158)

Income before income taxes	4,518	20,726

Provision for income taxes	(1,728)	(7,920)

Net income	$ 2,790	$ 12,806

Earnings per share
Basic	$ 0.12	$ 0.57
Diluted	$ 0.12	$ 0.54

Weighted average shares outstanding
Basic	22,392,114	22,387,129
Diluted	22,440,440	23,908,591

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

Available-for-sale securities is the only balance sheet category the Company accounts for at fair value. The following table presents information about the Company’s assets measured at fair value on a recurring basis as of June 30, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

(Dollars in 000's)		Fair Value Measurements
		At 6/30/08 Using

		Quoted Prices in
		Active Markets for		Significant
	Fair Value	Identical Assets	Other Observable Inputs	Unobservable Inputs
Description	6/30/2008	(Level 1)	(Level 2)	(Level 3)

Available-for-sale securities	211	-	211	-

Total Assets Measured at Fair Value	211	-	211	-

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

Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition such as loans measured for impairment. The following table presents the fair value measurement of assets on a nonrecurring basis as of June 30, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

(Dollars in 000's)		Fair Value Measurements
		At 6/30/08 Using

		Quoted Prices in
		Active Markets for		Significant
	Fair Value	Identical Assets	Other Observable Inputs	Unobservable Inputs
Description	6/30/2008	(Level 1)	(Level 2)	(Level 3)

Loans measured for impairment	40,104	-	-	40,104
Impairment	(8,706)	-	-	(8,706)

Total Impaired Loans Measured at Fair Value	31,398	-	-	31,398

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement permits entities to choose to measure financial instruments and certain other financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. This Statement was effective for fiscal years beginning after November 15, 2007. Management has not elected the fair value option for any financial assets or liabilities at June 30, 2008, other than for available-for-sale securities.

NOTE 4 – STOCK-BASED COMPENSATION

At June 30, 2008, PremierWest Bancorp had one active equity incentive plan – the 2002 Stock Incentive Plan (“2002 Plan”). The 2002 Plan was initially established in May 2002 and approved by shareholders. The plan was amended and restated in May 2005 to allow for the issuance of restricted stock grants in addition to stock options. The plan was also amended and restated in May 2007 to increase the number of shares available for issuance under the plan by 1,000,000 shares. Both amendments were approved by shareholders. The amended and restated 2002 Plan presently authorizes the issuance of up to 1,965,838 shares of stock, of which 990,533 shares were available for issuance at June 30, 2008. As of June 30, 2008, there were no restricted stock grants outstanding.

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

During the six month period ended June 30, 2008, stock option activity was as follows:

			Weighted Average	Aggregate
	Number	Weighted Average	Remaining	Intrinsic Value
	of Shares	Exercise Price	Contractual Term	(in thousands)

Stock options outstanding, 12/31/07	987,246	$ 8.68
Granted	269,075	$ 9.74
Exercised	(196,282)	$ 5.89		$ 958

Forfeited	(18,991)	$ 10.32

Stock options outstanding, 6/30/08	1,041,048	$ 9.45	7.13	$ -

Stock options exercisable, 6/30/08	456,283	$ 7.86	5.24	$ -

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

	Three months ended June 30,		Six months ended June 30,

	2008	2007	2008	2007

Risk-free interest rate	3.4%	4.6%	3.3%	4.6%
Expected dividend	2.62%	0.77%	2.48%	0.77%
Expected lives, in years	7.2	7.1	7.0	7.1
Expected volatility	30%	28%	29%	28%

The weighted-average grant date fair value of options granted during the three and six month periods ending June 30, 2008 were $2.46 and $2.56, respectively.

SFAS 123R requires that the cash flows from the tax benefits resulting from tax deductions in excess of the compensation expense recognized for stock options (excess tax benefits) be reported as financing cash flows. Excess tax benefits classified as financing cash inflows for the six months ended June 30, 2008 and 2007 were $163,000 and $8,000, respectively.

Stock-based compensation expense recognized under SFAS 123R was $102,000 for the quarter ended June 30, 2008 with a related tax benefit of $39,000, and $75,000 for the quarter ended June 30, 2007 with a related tax benefit of $28,700. For the year-to-date period ending June 30, 2008, stock-based compensation expense totaled $258,000 with a related tax benefit of $98,800. For the year-to-date period ending June 30, 2007, stock-based compensation expense totaled $143,000 with a related tax benefit of $54,700. At June 30, 2008, unrecognized stock-based compensation expense totaled $1,656,647 and will be expensed over a period of approximately 7 years.

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

NOTE 5 - INVESTMENT SECURITIES

Investment securities at June 30, 2008 and December 31, 2007 consisted of the following:
(Dollars in 000's)
2008

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value

Available-for-sale:
Mortgage-backed securities and collateralized
mortgage obligations	211	2	(2)	211

Total	$ 211	$ 2	$ (2)	$ 211

Held-to-maturity:
Mortgage-backed securities and collateralized
mortgage obligations	$ 1,909	$ -	$ (35)	$ 1,874
U.S. Government and agency securities	25,129	48	(104)	25,073
Obligations of states and political subdivisions	3,225	7	(25)	3,207

Total	$ 30,263	$ 55	$ (164)	$ 30,154

CRA Securities	$ 4,000	$ -	$ -	$ 4,000

Restricted equity securities	$ 3,628	$ -	$ -	$ 3,628

2007

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value

Available-for-sale
Mortgage-backed securities and collateralized
mortgage obligations	222	2	(2)	222

Total	$ 222	$ 2	$ (2)	$ 222

Held-to-maturity:
U.S. Government and agency securities	$ 1,484	$ -	$ -	$ 1,484
Obligations of states and political subdivisions	4,614	8	(34)	4,588

Total	$ 6,098	$ 8	$ (34)	$ 6,072

Restricted equity securities	$ 1,865	$ -	$ -	$ 1,865

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

At June 30, 2008, investment securities with an estimated fair market value of $30.4 million were pledged to secure public deposits, certain nonpublic deposits and borrowings.

NOTE 6 – LOANS, NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

Loans as of June 30, 2008 and December 31, 2007 consisted of the following:
(Dollars in 000's)	2008	2007

Real estate-commercial	$ 568,586	$ 446,724
Real estate-construction	323,033	268,254
Real estate-residential	20,814	17,128
Commercial	211,606	186,536
Agricultural	60,010	28,833
Consumer	82,600	73,743
Overdrafts	4,157	1,652
Other	4,324	3,028

Total loans	1,275,130	1,025,898
Less: deferred loan fees	(1,451)	(1,610)
Less: allowance for loan losses	(24,423)	(11,450)

Loans, net	$ 1,249,256	$ 1,012,838

Transactions in the allowance for loan losses for the six months ended June 30, 2008 and June 30, 2007 were as follows:

(Dollars in 000's)	2008	2007

BALANCE, beginning of the period	$ 11,450	$ 10,877
Balance Sheet reclassification (1)	-	(255)
Stockmans Bank purchase (2)	9,112	-
Finance portfolio purchased	-	436
Loans charged-off	(4,779)	(362)
Loan recoveries	340	281
Loan loss provision	8,300	275

BALANCE, end of the period	$ 24,423	$ 11,252

(1) The June 30, 2007 balance includes a balance sheet reclassification adjustment (decrease of $255,000) from the allowance for loan losses to other liabilities in accordance with Financial Accounting Standard No. 5. The amount reclassified represents the off-balance sheet credit exposure related to unfunded commitments to lend and lettters of credit.
(2) Amount resulting from the acquisition of Stockmans Bank - refer to Note 2.

The following table summarizes non-performing assets as of June 30, 2008 and December 31, 2007:
(Dollars in 000's)	2008	2007

Loans on non-accrual status	$ 40,532	$ 8,221
Loans past due greater than 90 days but not on non-accrual status	130	147

Total non-performing loans	40,662	8,368
Other real estate owned	1,244	-

Total non-performing assets	$ 41,906	$ 8,368

Percentage of non-performing loans to total loans	3.19%	0.82%

Percentage of non-performing assets to total assets	2.81%	0.73%

NOTE 7 - LINE OF CREDIT AND OTHER BORROWINGS

The Bank had outstanding borrowings with the Federal Home Loan Bank (FHLB) totaling $198,000 and $14.0 million as of June 30, 2008 and December 31, 2007, respectively. In addition, as of June 30, 2008, the Bank had $23.0 million outstanding under letters of credit used to support its public funds pledging requirements. Letters of credit do not increase the Bank’s outstanding borrowings; however, they reduce the Bank’s borrowing availability. The Bank makes monthly principal and interest payments on long-term borrowings and monthly payments of interest only on short-term borrowings under the FHLB’s Cash Management Advance (CMA) program.

Of the total outstanding advances at June 30, 2008 and December 31, 2007, the Company had long-term borrowings of $198,000 and $508,000, respectively. Of the $198,000 outstanding at June 30, 2008, $145,000 will fully amortize to maturity in 2008; $15,000 will fully amortize to maturity in 2009; and $38,000 will fully amortize to maturity in 2014. Presently, monthly payments of $52,000 plus interest are being made against these long-term advances with a weighted average annual interest rate of 6.08% .

The Bank also utilizes FHLB’s Cash Management Advance program for short-term borrowing needs. Advances taken under this program mature in less than one year. As of June 30, 2008, the Company had no outstanding CMA advances; as of December 31, 2007, the company had $13.5 million in outstanding CMA advances.

All outstanding borrowings with the FHLB are collateralized as provided for under the Advances, Security and Deposit Agreement between the Bank and the FHLB and include the Bank’s FHLB stock and any funds or investment securities held by the FHLB that are not otherwise pledged for the benefit of others. In addition, certain qualifying loans were pledged to support the Bank’s outstanding advances and provided for immediate available borrowing capacity, after subtracting existing borrowings and outstanding letters of credit, of approximately $20.2 million and $245,000 as of June 30, 2008 and December 31, 2007, respectively.

As an additional source of liquidity, the Bank maintains unsecured federal funds lines with multiple correspondent banks. Federal funds purchased generally mature within one to four days from the transaction date. As of June 30, 2008, the Company had $130.0 million in aggregate available borrowing capacity through correspondent banks. Outstanding balances under these commitments at June 30, 2008 and December 31, 2007 were $35.3 million and $54.0 million, respectively.

NOTE 8 – JUNIOR SUBORDINATED DEBENTURES

On December 30, 2004, the Company established two wholly-owned statutory business trusts (PremierWest Statutory Trust I and II) that were formed to issue junior subordinated debentures and related common securities. On August 25, 2005, Stockmans Financial Group established a wholly-owned statutory business trust (Stockmans Financial Trust I) to issue junior subordinated debentures and related common securities. Following the acquisition of Stockmans Financial Group, the Company became the successor in interest to Stockmans Financial Trust I. Common stock issued by each of the Trusts and held as an investment by the Company is recorded in other assets in the consolidated balance sheets. Following are the terms of the junior subordinated debentures as of June 30, 2008.

		Issued		Maturity	Redemption
Trust Name	Issue Date	Amount	Rate	Date	Date

PremierWest Statutory	December			December	December
Trust I	2004	$ 7,732,000	5.65% (1)	2034	2009

PremierWest Statutory	December			March	March
Trust II	2004	7,732,000	5.65% (2)	2035	2010

Stockmans Financial	August	15,464,000	5.93% (3)	September	Septemeber
Trust I	2005			2035	2010

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
(3)	Stockmans Financial Trust I bears interest at the fixed rate of 5.93% until September 2010 at which time it converts to the variable rate of LIBOR + 1.42%, adjusted quarterly, through the final maturity date in September 2035.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve various levels and elements of credit and interest rate risk in excess of the amount recognized in the accompanying consolidated financial statements. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. As of June 30, 2008, the Company had $187.2 million of commitments to extend credit to customers and $9.9 million of standby letters of credit.

In the ordinary course of business, the Bank may become involved in various litigation arising from normal banking activities. In the opinion of management, the ultimate disposition of current actions will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

NOTE 10 - EARNINGS PER SHARE

The Company's basic earnings per common share is computed by dividing net income available to common shareholders (net income less dividends declared on preferred stock) by the weighted average number of common shares outstanding during the period, after giving retroactive effect to stock dividends and splits. The Company's diluted earnings per common share is computed similar to basic earnings per common share except that the numerator is equal to net income and the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. Included in the denominator is the dilutive effect of stock options computed under the treasury stock method. Excluded from the denominator is the conversion of the Company’s preferred stock, as its inclusion would have been antidilutive for the 2008 periods presented. The following table summarizes the weighted average shares outstanding for computation of basic and diluted shares for the three and six months ended June 30, 2008 and 2007:

Three-months ended June 30:	2008	2007

Weighted average number of common shares:
Average shares outstanding-basic	22,390,198	17,032,090
Average shares outstanding-diluted	22,396,475	18,554,696

Six-months ended June 30:	2008	2007

Weighted average number of common shares:
Average shares outstanding-basic	21,656,207	17,029,725
Average shares outstanding-diluted	21,704,533	18,551,187

Stock-based awards of approximately 613 and 64,000, respectively, for the three months and six months ended June 30, 2007, as well as 555,000 and 850,000, respectively, for the three months and six months ended June 30, 2008, were not included in the computation of diluted earnings per share, as their inclusion would be antidilutive.

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

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The adoption of SFAS 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company is currently evaluating the impact the adoption of SFAS 162 will have on its consolidated financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 163, “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60” (“SFAS 163). SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. This statement clarifies how SFAS 60 applies to financial guarantee insurance contracts by insurance enterprises. This statement also requires expanded disclosures about financial guarantee insurance contracts. The adoption of SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities. The Company is currently evaluating the impact the adoption of SFAS 163 will have on its consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of the "safe-harbor" provisions of Sections 21D and 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on the beliefs of PremierWest Bancorp’s (“the Company”) management and on assumptions made by management on the basis of information currently available. Other than for statements of historical fact, all statements about our financial position and results of operations, business strategy and management’s plans and objectives for future operations are forward-looking statements. When used in this report, the words "anticipate," "believe," "estimate," "expect," and "intend" and words or phrases of similar meaning, as they relate to the Company or management, are intended in part to help identify forward-looking statements. Examples of forward-looking statements include, but are not limited to statements that include projections or management’s expectations for revenues, income or expenses, earnings per share, capital expenditures, dividends, capital structure and other financial items; statements of the plans and objectives of the Company, its management or its board of directors, including the introduction of new products or services, plans for expansion, acquisitions or future growth and estimates or predictions of actions by customers, vendors, competitors or regulatory authorities; statements about future economic performance; statements of assumptions underlying other statements about the Company and its business; statements regarding litigation and taxes; and statements about the adequacy of loan loss reserves. Although Management believes that the expectations reflected in forward-looking statements are reasonable, we can make no assurance that such expectations will prove correct. Forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements. These risks and uncertainties include factors that might inhibit our ability to maintain or expand our market share or our net interest margins and factors that could limit or delay implementation of our marketing and growth strategies. Further, actual results may be affected by our ability to compete on price and other factors with other financial institutions; customer acceptance of new products and services; localized economic conditions and events that disproportionately affect our business; and general trends in the banking industry, interest rate economy and regulatory environment. In addition, we face various risks inherent in the banking industry relating to collectibility of loans and changes in interest rates. Other risks include those identified from time to time in our past and future filings with the Securities and Exchange Commission. Note that this list of risks is not exhaustive, and risks identified are applicable as of the date made. We undertake no obligation to update publicly or revise any forward-looking statements. You should not place undue reliance on forward-looking statements, which speak only as of the date on which they are made.

OVERVIEW - The following includes management’s discussion of the financial condition and results of operations for PremierWest Bancorp and its wholly owned subsidiary, PremierWest Bank including the Bank’s wholly owned subsidiaries, Premier Finance Company and PremierWest Investment Services, Inc., for the three and six month periods ending June 30, 2008. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes contained in this report as well as the Company’s Form 10-K for the year ended December 31, 2007. For discussion purposes, Management has made comparisons, as it deems appropriate, to comparable interim periods in 2007 and the fiscal year period ended December 31, 2007.

HIGHLIGHTS - For the second quarter ending June 30, 2008, the Company earned $648,000 or $0.03 per fully diluted share, a decrease from earnings of $3.9 million or $0.21 per fully diluted share for the quarter ended June 30, 2007. Annualized return on average shareholders’ equity was 1.37%, and annualized return on average assets was 0.18% for the quarter ended June 30, 2008 as compared to an annualized return on average shareholders’ equity and return on average assets of 12.95% and 1.50%, respectively, for the quarter ended June 30, 2007. For the six month period ending June 30, 2008, the annualized return on average shareholders’ equity and on average assets was 2.70% and 0.34%, respectively, compared to 12.26% and 1.43%, respectively for the comparable six months of 2007.

PremierWest’s overall earnings decline over the three month period ending June 30, 2008, in comparison to the same period a year ago, resulted principally from a charge to earnings in the current quarter of $5.2 million in loan loss provision compared to a $75,000 charge during the quarter ended June 30, 2007. Also contributing to the decline was a 16.58% decline in net interest margin from 5.85% during the quarter ending June 30, 2007 to 4.88% during the quarter ending June 30, 2008. On a sequential quarter basis, net interest margin, on a taxable equivalent basis, declined from 4.92% for the quarter ending March 31, 2008 to 4.88% for the most recent quarter.

At June 30, 2008, our Allowance for Loan Losses totaled $24.4 million, representing 1.92% of total loans net of deferred loan fees. The $4.2 million increase in our Allowance during the quarter was comprised of a $5.2 million increase from the provision charge against earnings; a $3.1 million specific reserve increase from a purchase accounting revision to an acquired and previously disclosed Stockmans Financial Group credit based on an appraisal as of the acquisition date; a $4.2 million decrease from charge-offs during the quarter; and an $85,000 increase from recoveries of previously charged-off loans. Evaluation of a previously disclosed problem credit acquired in the Stockmans Financial Group merger required revision due to the volatile valuations evident, but undetermined, at the time of the merger. Our initial estimate of the fair value of the credit at the date of acquisition was decreased $3.1 million through an increase to the reserve for loan losses and an offsetting entry to the goodwill related to the merger.

At June 30, 2008 and December 31, 2007, gross loans (loans net of deferred loan fees but before deducting the allowance for loan losses), totaled $1.3 billion and $1.0 billion, respectively, an increase of $249.4 million or 24.35% since year end, which includes the January 26, 2008 acquisition of Stockmans Financial Group's $212.6 million portfolio of loans. Deposits totaled $1.2 billion at June 30, 2008, compared to $935.3 million at December 31, 2007, an increase of $285.5 million or a 30.52% increase since year-end, again including acquired deposits as of January 26, 2008 of $296.1 million.

Non-performing assets totaled $41.9 million at June 30, 2008, and an increase of $17.1 million from the balance for the quarter ended March 31, 2008, and an increase of $33.5 million when compared to $8.3 million in non-performing assets at December 31, 2007. The increase in non-performing loans this quarter is a result of two additional credit relationships being placed on nonaccrual status, as discussed further below in “Financial Condition.”

Our net interest income during the most recent quarter grew from $15.1 million in the quarter ended March 31, 2008 to $15.7 million but was tempered by contraction of our net interest margin. Interest income was adversely affected by the impact of non-performing assets during the current quarter with interest reversals on loans being placed on non-accrual status reducing interest income by $374,000 and interest lost on non-performing loans from the date they became non-accruing through the end of the quarter further reducing the quarter’s interest income by an additional $590,000.

The Bank’s loan-to-deposit ratio continues to exceed 100% because, within our marketplace, we continue to experience greater loan demand than our ability to gather local core deposits as a funding source. Our loan-to-deposit ratio, based on net loans (loans net of deferred loan fees and the allowance for loan losses) was 102.33%, 108.29% and 104.20% as of June 30, 2008, December 31, 2007 and June 30, 2007, respectively.

Core deposits are our lowest cost and preferred source of funds and when our loan volume exceeds our level of core deposits we must rely on higher cost borrowings and/or brokered deposits as a secondary source of funding to bridge the gap between deposit and loan volumes. Historically our funding gap has been supported by short-term borrowings; however, during 2007 the Bank began utilizing brokered certificates of deposit as a funding source. Brokered deposits comprised $92.7 million of our total deposits at June 30, 2008, an increase of $27.4 million over the previous quarter ending March 31, 2008. Brokered deposits are a higher cost source of funding compared to core deposits but when used in conjunction with short-term borrowings, provide a cost effective source of funding and an additional source of liquidity. Management will continue to incorporate brokered deposits as part of the Bank’s overall funding strategy in order to support its liquidity needs.

Management continues to implement relationship-oriented strategies for attracting core deposits to reduce our reliance on higher cost borrowings and brokered deposits in order to maximize interest rate margins within the constraints of our highly competitive marketplace. While the competitive environment for attracting deposits remains keen, PremierWest has been successful over time at growing its core deposit base and continues to aggressively seek local deposits. At the same time, PremierWest has historically operated within a geographic market with a robust and growing economy that presents the opportunity to grow our loan portfolio while maintaining consistency in credit quality. While the current economic slowdown has affected loan demand, credit quality and deposit growth, Management believes that the Bank will continue to capture loan volume at a faster rate than our ability to fully fund that loan volume from core deposits.

The Bank’s year-over-year loan growth and an ongoing pipeline of new loan production is in line with Management’s internal growth expectations at June 30, 2008 in light of current credit quality and general economic considerations. Management’s broader business plan and growth strategy continues to be focused on driving maturation of business at existing de novo branch locations.

FINANCIAL HIGHLIGHTS

The following table presents information regarding yields on interest-earning assets, rates paid on interest-bearing liabilities, net interest spreads, net yields on average interest-earning assets, returns on average assets and returns on average equity for the periods indicated.

(Dollars in 000's)			Increase
Analysis for the three-month period ended June 30:	2008	2007	(Decrease)	% Change

Average fed funds sold and investments	$ 36,971	$ 10,550	$ 26,421	250.44%
Average gross loans	1,268,015	940,453	327,562	34.83%
Average interest-earning assets	1,304,986	951,003	353,983	37.22%
Average interest-bearing liabilities	1,023,971	724,334	299,637	41.37%
Average total assets	1,474,619	1,050,511	424,108	40.37%
Average equity	190,771	122,098	68,673	56.24%
Average yield earned (1)	7.03%	8.60%	(1.57)	-18.26%
Average rate paid	2.74%	3.62%	(0.88)	-24.31%
Net interest spread	4.80%	4.98%	(0.18)	-3.61%

Net interest income to average
interest-earning assets (net interest margin) (1)	4.87%	5.85%	(0.98)	-16.75%
Annualized return on average assets	0.18%	1.50%	(1.32)	-88.00%
Annualized return on average equity	1.37%	12.95%	(11.58)	-89.42%
Efficiency ratio (2)	66.17%	59.88%	6.29	10.50%

(Dollars in 000's)			Increase
Analysis for the six-month period ended June 30:	2008	2007	(Decrease)	% Change

Average fed funds sold and investments	$ 35,921	$ 11,158	$ 24,763	221.93%
Average gross loans	1,233,537	922,650	310,887	33.70%
Average interest-earning assets	1,269,458	933,808	335,650	35.94%
Average interest-bearing liabilities	990,868	710,376	280,492	39.49%
Average total assets	1,444,148	1,032,796	411,352	39.83%
Average equity	182,291	120,271	62,020	51.57%
Average yield earned (1)	7.26%	8.60%	(1.34)	-15.58%
Average rate paid	3.01%	3.56%	(0.55)	-15.45%
Net interest spread	4.82%	5.04%	(0.22)	-4.37%
Net interest income to average
interest-earning assets (net interest
margin) (1)	4.91%	5.89%	(0.98)	-16.64%
Annualized return on average assets	0.34%	1.43%	(1.09)	-76.22%
Annualized return on average equity	2.70%	12.26%	(9.56)	-77.98%
Efficiency ratio (2)	66.26%	61.50%	4.76	7.74%

Notes:
(1)	Tax equivalent
(2)	Noninterest expense divided by net interest income plus noninterest income

RESULTS OF OPERATIONS QUARTER ENDED JUNE 30, 2008

NET INTEREST INCOME – Net interest income, our primary source of revenue, is the difference between the interest income generated from our earning assets (loans and investments) and the interest expense paid on our interest-bearing liabilities (interest-bearing deposits and borrowed funds). During the second quarter of 2008, our interest income increased $2.4 million while our interest expense increased $446,000 resulting in our net interest income increasing $1.9 million, or 14.0% compared to the same period a year ago. Similarly, net interest income for the three months ending June 30, 2008 increased $655,000 or 4.5% over the preceding quarter ended March 31, 2008. The increase in net interest income during the second quarter of 2008 was a result of the year-over-year $354 million, or 37.22% increase in average earning assets. This growth was largely a result of the acquisition of Stockmans Financial Group on January 26, 2008.

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

Offsetting the boost to net interest income from earning asset growth mentioned above, was a 97 basis point drop in net interest margin from 5.85% for the quarter ending June 30, 2007 to 4.88% during the quarter just ended, of which 30 basis points of the margin decline was associated with non-performing loans, either from related interest reversals or from quarterly interest lost from the date the loans were placed on non-accrual status through the end of the quarter. The comparable reduction in net interest margin due to non-performing loans in the quarter ended March 31, 2008 was 18 basis points. Offsetting the margin contraction related to the decline in interest rates experienced earlier in 2008 was the effect of amortizing the certificate of deposit premium associated with the Stockmans’ merger. This amortization effectively reduced interest expense by $496,000 and improved net interest margin by 15 basis points during the quarter just ended. Comparable figures for the quarter ended March 31, 2008 were $331,000 in reduced interest expense with a favorable impact of 11 basis points.

Also contributing to the year-over-year decline in net interest margin was margin contraction related to the Bank's asset sensitive asset-liability positioning and the dramatic decrease in short-term interest rates that occurred during the first quarter of 2008. Compared to the second quarter of 2007, when our net interest margin was 5.85%, our net interest margin for the four successive quarters since June 30, 2007, was 5.72%, 5.41% . 4.92% and 4.88%, respectively.

LOAN LOSS PROVISION – Charges made to the provision for loan losses were $5.2 million and $75,000 for the three month periods ended June 30, 2008 and June 30, 2007, respectively. The Company had net charge-offs of $4.2 million during the second quarter of 2008 compared to net charge-offs of approximately $17,000 for the corresponding period in 2007. In addition to the enhancement of our allowance for loan losses from provision and the reduction from net charge-offs, the reserve was also increased by $3.1 million, with a corresponding addition to goodwill, based on a purchase accounting fair value adjustment to a credit acquired in the Stockmans merger that required revision due to the volatile collateral valuations evident, but undetermined, at the time of the merger. Management believes that the June 30, 2008 balance in the allowance for loan losses was reasonable and appropriate to support inherent probable losses in the Company’s loan portfolio. It is important to note that general economic conditions remain uncertain, and real estate valuations continue to reflect volatility.

NONINTEREST INCOME – Noninterest income represents service charges, fees, commissions and other income derived principally from general banking services, residential mortgage activity, sales of investment and insurance products, and gains from the sale of other assets. Total noninterest income increased approximately $313,000 or 13.69% for the three months ending June 30, 2008, as compared to the corresponding period in 2007. Growth in noninterest income during the second quarter of 2008 included increases of $338,000 from account service charges and fees and $58,000 from credit card interchange fees. These increases were partially offset by a sharp reduction in real estate mortgage broker referral fees that dropped by $91,000 as contrasted with mortgage origination fees that have fallen only $2,000 from the same quarter of 2007. In comparison with the first quarter of 2008, noninterest income during the quarter ended June 30, 2008 grew by $350,000 with deposit services charges and fees increasing $185,000 and investment services fees increasing by $133,000.

NONINTEREST EXPENSE – Noninterest expense increased approximately $2.5 million or 26.1% for the three months ended June 30, 2008, as compared to the corresponding period in 2007. On a summary basis, the increase over the three month period was a result of $846,000 increase in salary and benefit expenses; a $426,000 increase in occupancy and equipment expenses; and a $1.2 million increase in other noninterest expenses. Prominent among the changes in other noninterest expense were increases of $212,000 in FDIC assessments, $242,000 in legal expenses, and $126,000 in advertising and business development. The increases in noninterest expenses are largely the result of the acquisition of Stockmans Financial Group and the year-over-year impact of 2007 new office openings. Management believes that the Stockmans acquisition and the new offices that further expand the Bank’s footprint will drive future earnings growth.

EFFICIENCY RATIO - The Company's efficiency ratio was 66.26% during the second quarter of 2008, a 638 basis point deterioration compared to 59.88% for the second quarter of 2007, and a 10 basis point improvement from the immediately preceding quarter ending March 31, 2008. Management believes that a ratio in the high 50% to low 60% range is a reasonable and sustainable target given the Bank’s strategies for both growth and customer service and is pursuing cost saving initiatives to bring the efficiency ratio back to its target range.

SIX MONTHS ENDED JUNE 30, 2008

NET INTEREST INCOME – For the six months ended June 30, 2008 net interest income increased $3.7 million, or 13.5% . During the first six months of 2008, our interest income increased $6.0 million while our interest expense increased $2.3 million. The increase occurred exclusively as a consequence of increased earning assets as our net interest margin declined from 5.89% for the six months ended June 30, 2007 to 4.91% during the most recently completed six month period ended June 30, 2008. The year-over-year increase in earning assets totaled $336 million, or 35.94%, and was largely related to the merger with Stockmans.

Also contributing to the year-over-year decline in net interest margin was margin contraction related to the Bank’s asset sensitive asset-liability positioning and the dramatic decrease in short-term interest rates that occurred early in 2008.

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

LOAN LOSS PROVISION – Charges made to the provision for loan losses were $8.3 million and $275,000 for the six month periods ended June 30, 2008 and June 30, 2007, respectively. The Company had net charge-offs of $4.4 million during the first half of 2008 compared to net charge-offs of $0.1 million for the corresponding period in 2007. In addition to the increase in the allowance for loan losses from provision and the reduction from net charge-offs, the reserve was also increased by $3.1 million, as was goodwill, based on a purchase accounting fair value adjustment to a credit acquired in the Stockmans merger that required revision due to the volatile collateral valuations evident, but undetermined, at the time of the merger. Management believes that the June 30, 2008 balance in the allowance for loan losses was reasonable and appropriate to support inherent probable losses in the Company’s loan portfolio. It is important to note that general economic conditions remain uncertain, and real estate valuations continue to reflect volatility.

NONINTEREST INCOME –Total noninterest income increased approximately $553,000 or 12.9% for the six months ending June 30, 2008, as compared to the corresponding period in 2007. Growth in noninterest income during the first half of 2008 was sourced to increases of $629,000 in account service charges and fees, $109,000 in credit card interchange fees and $91,000 from other income and fees. Offsetting the noninterest income increases were decreases of $198,000, or 99.9%, in real estate mortgage broker referral fees as a result of the elimination of the referral program in July 2007, and $79,000 in investment services during the six months just ended.

NONINTEREST EXPENSE – Noninterest expense increased approximately $4.3 million or 22.2% for the six months ended June 30, 2008, as compared to the corresponding period in 2007. On a summary basis, the increase over the six month period was a result of $1.5 million increase in salary and benefit expenses; a $777,000 increase in occupancy and equipment expenses; and a $2.0 million increase in other noninterest expenses. Prominent among changes in other noninterest expense were increases of $413,000 in FDIC assessments, $376,000 in legal expenses, $100,000 in telephone expense, and $159,000 in advertising and business development. The increases in noninterest expenses are largely the result of the acquisition of Stockmans Financial Group and the year-over-year impact of offices opened during 2007.

EFFICIENCY RATIO – The Company's efficiency ratio was 66.26% during the first six months of 2008, a 476 basis point deterioration compared to 61.50% for the first half of 2007. Management believes that a ratio in the high 50% to low 60% range is a reasonable and sustainable target given the Bank’s strategies for both growth and customer service and is implementing actions to bring the efficiency ratio back to its target range. A plan for reducing the efficiency ratio has been implemented.

FINANCIAL CONDITION – Total assets of $1.490 billion at June 30, 2008, increased $20.8 million or 1.4% compared to total assets of $1.469 billion at March 31, 2008. Gross loans increased $12.1 million; the Allowance for Loan Losses increased $4.2 million; other earning assets increased $36,000; premises and equipment increased $72,000; goodwill and core deposit intangibles increased $3.2 million; and other assets including accrued interest and other real estate owned increased $800,000.

Net loans accounted for 84.6% of total assets at June 30, 2008 compared to 87.5% at March 31, 2008. As of June 30, 2008, the allowance for loan losses increased to $24.4 million from $11.5 million at December 31, 2007. The allowance for loan losses was enhanced with $8.3 million in provision charged against earnings and decreased by $4.4 million in net charge-offs. Additionally, $9.1 million in allowance for loan losses was acquired with Stockmans. The Company's ratio of allowance for loan losses to total loans was 1.92% at June 30, 2008, as compared to 1.61% at March 31, 2008, 1.12% at December 31, 2007, and 1.16% at June 30, 2007.

Non-performing assets (defined as loans on non-accrual status, loans 90 days or more past due and other real estate owned) either specifically reserved or adequately collateralized, based on our analysis for potential impairment, were $41.9 million, $24.8 million, $8.4 million and $3.6 million at June 30, 2008, March 31, 2008, December 31, 2007, and June 30, 2007, respectively. Although the dollar amount of non-performing assets has increased significantly since the year earlier quarter ended June 30, 2007, the identified assets are concentrated in eight credit relationships with six of these relationships comprising $39.5 million or 94.3% of the non-performing asset total.

The first of the six significant credit relationships consists of multiple loans secured by real estate situated in northern California that total $14.2 million. Foreclosure by another lender to the same borrower on an adjacent property during the quarter just ended, resulted in PremierWest re-categorizing the loans as non-performing. A reserve for impairment of $5.1 million has been established for this credit based on a recent appraisal.

The second of the six largest non-performing relationships is comprised of two purchased participation loans: one of which is secured with improved residential lots and the other of which is unimproved land also in northern California. PremierWest purchased a minority position from two separate institutions, each with a national presence. The $5.0 million credit was reported as non-performing with the December 31, 2007 earnings release, and based on a September 2007 appraisal was not considered “impaired” at December 31, 2007. The related $7.3 million credit was placed on non-accrual status during the first quarter of 2008, at which time a new appraisal was obtained from the lead bank. The properties securing these two credits are in close proximity; thus, a reserve for impairment of $2.0 million was established for both credits based on the new appraisal obtained for the larger credit and the uncertainty of the ultimate realizable value for the properties.

The third relationship consists of two loans originally totaling $7.0 million that were acquired with the merger with Stockmans in January of this year. The relationship is secured with undeveloped property in central and northern California and was identified and discussed in detail during our pre-merger due diligence of Stockmans. The northern California property, comprising $2.3 million of the total credits, has been foreclosed with a charge-off of $1.3 million with the remaining $1.0 million balance now included in other real estate owned. Stockmans originally established a reserve for this credit prior to the merger closing, consistent with normal credit review procedures and internal policies. The estimate of impairment for the central California collateral has been increased to $3.1 million by management based on a recently received appraisal, which determines the collateral value using comparable sales as of the acquisition date.

The fourth relationship consists of a $3.1 million credit secured with Class A commercial office space in the Portland, Oregon area. The credit is well secured with a loan to value ratio of less than 50 percent and also has a substantial second lien behind our position. This credit was reported as non-performing at the end of the first quarter, and foreclosure action was initiated at that time. No loss is expected on this credit.

The fifth relationship totaling $3.0 million consists of multiple loans secured by approved residential building lots and completed and partially completed residential units situated in central Oregon. This credit was re-categorized as non-performing following interest payment delinquencies. A small portion of this credit has been charged off based on the deficiency in collateral for the note involved.

The sixth credit relationship was recently classified as non-performing and consists of notes totaling $2.8 million. The loans were for property acquisition and development as well as residential unit construction in central Oregon. Updated appraisals have been ordered, and we do not anticipate further impairment.

The bank has altered its concentration of resources directed at dealing with non-performing assets in order to provide a proactive, centralized and focused approach to expediting potential collections and liquidations of special assets. These actions are intended to accelerate, when appropriate, foreclosure actions and subsequent liquidations. We believe that prompt and aggressive moves to protect the bank’s position are critical to minimizing the long-term loss profile for non-performing assets in the current economic environment. We are taking a conservative approach in assessing risk in our loan portfolio as a result of the volatility we have experienced in real estate valuations during the past nine months as well as acknowledgement of uncertain economic conditions.

Total deposits decreased to $1.2 billion at June 30, 2008, a $9.3 million or 0.8% decline when compared to the deposit total as of March 31, 2008. During 2007, the Bank began utilizing brokered certificates of deposits as part of its funding strategy in order to support the Bank’s overall liquidity needs. Deposits at June 30, 2008, include $92.7 million in brokered certificates of deposit as compared to $59.3 million in brokered deposits at December 31, 2007.

Net loan volume continues to exceed our level of deposits. As of June 30, 2008, our loan-to-deposit ratio of 102.3% compared to a ratio of 108.3% as of December 31, 2007, and 104.2% as of June 30, 2007. Overall demand for loans has been steady and as anticipated, deposit growth, particularly in our newest market areas, has lagged behind loan production. The Bank’s deposit mix remained stable, consisting of 19.1% non-interest bearing demand. Core deposits, consisting of non-interest bearing demand, interest-bearing demand and regular savings deposits represented 56.2%, while time deposits (excluding brokered deposits) comprised 37.5% of total deposits, with brokered deposits providing an additional 7.6% of total deposits.

Management closely monitors the Bank’s liquidity needs and maintains the ability to borrow from the Federal Home Loan Bank of Seattle and other correspondent banks, as well as source deposits through the brokered CD market. For more information about liquidity refer to the Liquidity and Capital Resources section below.

The table below sets forth certain summary balance sheet information for June 30, 2008, and December 31, 2007:

	June 30,	December 31,	Increase (Decrease)

	2008	2007	6/30/08 – 12/31/07

(Dollars in 000's)

ASSETS
Federal funds sold	$ -	$ 10,350	$ (10,350)	-100.00%
Securities available for sale	211	222	(11)	-4.95%
Securities held to maturity	30,263	6,098	24,165	396.28%
Securities - CRA's	4,000	-	4,000	100.00%
Restricted equity investments	3,628	1,865	1,763	94.53%
Loans, net	1,249,256	1,012,838	236,418	23.34%
Other assets (1)	202,572	126,588	75,984	60.02%

Total assets	$ 1,489,930	$ 1,157,961	$ 331,969	28.67%

LIABILITIES
Noninterest-bearing
deposits	$ 234,672	$ 199,941	$ 34,731	17.37%
Interest-bearing
deposits	986,139	735,374	250,765	34.10%

Total deposits	1,220,811	935,315	285,496	30.52%

Other liabilities (2)	80,831	94,971	(14,140)	-14.89%

Total liabilities	1,301,642	1,030,286	271,356	26.34%

SHAREHOLDERS’
EQUITY	188,288	127,675	60,613	47.47%

Total liabilities
and share-
holder’s equity	$ 1,489,930	$ 1,157,961	$ 331,969	28.67%

(1)	Includes cash and due from banks, other equity investments, premises and equipment, goodwill, core deposit intangible, accrued interest receivable and bank-owned life insurance.
(2)	Includes borrowings, accrued interest payable and other liabilities.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY – Liquidity enables the Company to fund loan commitments and meet customer withdrawals of deposits. The Company maintains its liquidity position through maintenance of cash resources, the stability of and growth in our core deposit base and through our ability to borrow funds from committed sources of credit and/or to source brokered deposits.

As of June 30, 2008, the Company’s overall liquidity position remained relatively stable when compared to December 31, 2007. The Bank’s loan volume continues to exceed deposits as reflected in its loan-to-deposit ratio at June 30, 2008, March 31, 2008, and December 31, 2007 of 102.3%, 100.9% and 108.3%, respectively. Liquidity in the form of excess cash and funds invested on a short-term basis as federal funds sold and interest-earning deposits with the FHLB decreased approximately $4.6 million while borrowed funds in the form of federal funds purchased and FHLB advances decreased $32.5 million as of June 30, 2008, when compared to December 31, 2007. Investment securities either held-to-maturity or available-for-sale increased by a net $24.1 million primarily as a result of securities acquired in the Stockmans merger. All of the Company’s investment securities are pledged for collateralization of public funds on deposit and, therefore, are not available for purposes of liquidity. Historically our pledging requirements have been met through the use of our securities portfolio and more recently supplemented by our borrowing capacity through the use of letters of credit to meet pledging requirements. As of June 30, 2008, in addition to the full use of our securities portfolio, the Bank was using letters of credit totaling $23.0 million to satisfy its pledging requirements.

Management maintains contingency plans for addressing the Company’s ongoing liquidity needs and presently believes the Bank’s stable core deposit base provides for flexibility and opportunity should management decide to attract deposits more aggressively by increasing the rate of interest offered on deposits–particularly certificates of deposit. In addition, the Bank has tested its ability to identify and sell loans to a participating bank in order to provide additional cash for liquidity purposes. Further, should loan demand outpace our ability to gather sufficient deposits or maintain adequate funding from other borrowings, the Company could slow its loan growth through various policy changes including increased pricing. The Company maintains a secured line-of-credit with the FHLB. As of June 30, 2008, the Bank had $198,000 of borrowings advanced from the FHLB and an aggregate of $23.0 million in letters of credit issued by the FHLB on behalf of the Company to meet its public funds deposit pledging requirements. The Company also had an immediate availability to borrow an additional $20.2 million under the Company's credit line with FHLB. The Company has unsecured federal funds credit lines for up to $130.0 million available from various correspondent banks as of June 30, 2008, pursuant to which $35.3 was outstanding.

At June 30, 2008, the Company had approximately $223.2 million in outstanding commitments to extend credit for approved loans and construction projects. Under the terms of construction project commitments, completion of specified project benchmarks must be certified before funds may be drawn. Additionally, we anticipate that a portion of these commitments will expire or terminate without funding. Management believes that the Company's available resources will be sufficient to fund these commitments in the normal course of business.

As disclosed in the Consolidated Statements of Cash Flows, net cash provided by operating activities totaled $9.6 million during the six months ended June 30, 2008 and was provided primarily by net income supplemented with non-cash operating expenses such as provision for loan losses. Net cash of $51.7 million provided from investing activities was derived principally from $90.8 million in cash acquired pursuant to the Stockmans Financial Group merger offset by $39.4 million in loan originations during the first six months of 2008. Cash used in financing activities, totaling $65.3 million, was principally comprised of a $32.4 million paydown of Federal Home Loan Bank borrowings, an $18.7 million reduction in Fed Funds purchased, and an $11.5 million decline in deposits.

CAPITAL RESOURCES – Federal banking regulators require the measurement of various capital ratios, including risk-based capital measurements. Risk-weighted ratios require an analysis that weights balance sheet and off-balance sheet items for their inherent risk. It requires minimum standards for risk-based capital by capital tier. As a minimum requirement for banks, the total risk-based capital ratio should be at least 8.00%, the Tier 1 capital ratio should be at least 4.00%, and the leverage capital ratio should be at least 4.00% . At June 30, 2008, the Company's regulatory capital ratios were as follows: total risk-based capital ratio was 11.17%, Tier 1 capital ratio was 9.91% and the leverage capital ratio was 10.02% . If the Company achieved only minimum regulatory capital levels, further growth could be restricted to the level attainable through generation and retention of net income or the Company might find it necessary to seek additional capital from outside sources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises principally from interest rate risk in its lending, deposit and borrowing activities. Management actively monitors and manages its interest rate risk exposure. Although the Company manages other risks, such as credit quality and liquidity risk, in the normal course of business, management considers interest rate risk to be a significant market risk, which could have the largest material effect on the Company's financial condition and results of operations. Other types of market risks, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities. The Company did not experience a significant change in market risk at June 30, 2008, as compared to December 31, 2007.

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

During the quarter ended June 30, 2008, PremierWest Bancorp reached agreement with the plaintiff in a suit brought against the Company as disclosed in our Form 10-K for the year ended December 31, 2007. The suit, filed in the United States District Court of California (USDC Case No. 07-0168 LKK/DAD) on August 7, 2007, in the matter Ball v. PremierWest Bank alleged that PremierWest willfully and knowingly breached a settlement agreement related to resolution of a Chapter 11 bankruptcy filing by the plaintiff. The terms of the settlement are not disclosed pursuant to the terms of a confidentiality clause included in the settlement agreement.

ITEM 1A. RISK FACTORS – Other than as discussed below, no material changes in the risk factors disclosure as presented in the Company’s 2007 Form 10-K for the fiscal year ended December 31, 2007.

Collateral Valuation Risk – Dramatic fluctuations in real estate collateral values could adversely affect our operating results in the event widespread foreclosure activity occurs related to loans we have extended to our customers. Real estate values reflected extreme volatility during the past nine months that was sometimes evident, but frequently undetermined. Since a portion of our loan portfolio is comprised of loans that rely in varying degrees on the collateral value of real estate to provide assurance of recovery of principal and interest due from the borrower, this volatility in real estate values creates collateral risk that has not previously been a significant risk factor, at least in recent years. Our lending policies provide for loan to value ratios that are intended to assure that adequate collateral exists in any economic environment. Additionally, personal guarantees from borrowers are required. However, extreme real estate volatility has proven problematic due to the decline of collateral value as well as reduced guarantor liquidity, since many of these categories of borrowers have liquidity that is tied to marketability of other real estate holdings also subject to volatile valuations. The foregoing factors have generally increased the potential for losses from the sale of collateral following foreclosure actions. While we attempt to mitigate any losses of this nature by rigorously following our internal policies to minimize collateral dependent loans and by arranging sales of any foreclosed property in an orderly manner to maximize the net proceeds available to the bank, we can provide no assurances that such losses will not occur in the future.

Impairment Risk – A significant decline in the Company’s market value could result in an impairment of the goodwill we have recorded in connection with acquisitions. At June 30, 2008, we had approximately $75.3 million of goodwill on our balance sheet. Goodwill is not amortized but rather evaluated for impairment on an annual basis or more frequently if events or circumstances indicate that a potential impairment exists. Such evaluation is based upon a variety of factors, including the quoted market price of our common stock, market prices of common stocks of other banking organizations, common stock trading multiples, discounted cash flows and data from comparable acquisitions. Recently, the market price of our common stock has been trading at below book value, including goodwill and other intangible assets. If impairment of goodwill is deemed to exist, we may be required to write down our assets, resulting in a charge to earnings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	[Not applicable.]

(b)	[Not applicable.]

(c)	[Not applicable.]

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(a)	[Not applicable.]

(b)	[Not applicable.]

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

(a)	The Company's 2008 Annual Meeting of Stockholders (the "Annual Meeting") was held on May 22, 2008 in Medford, Oregon.

(b)	The following matters were voted upon at the Annual Meeting and received the following vote:

PROPOSAL NO. 1				Percent Voting

Election of Board of Directors	For	Withheld	Abstentions	For Proposal

John L. Anhorn	17,839,616	18,395	-	99.90%

James M. Ford	17,840,771	17,240	-	99.90%

John A. Duke	17,718,569	139,442	-	99.22%

Richard R. Hieb	17,839,721	18,290	-	99.90%

Patrick G. Huycke	17,841,170	16,841	-	99.91%

Rickar D. Watkins	17,842,183	15,828	-	99.91%

Brian Pargeter	17,842,188	15,823	-	99.91%

Dennis Hoffbuhr	17,838,928	19,083	-	99.89%

Thomas Becker	17,836,927	21,084	-	99.88%

James Patterson	17,836,463	21,548	-	99.88%

John Dickerson	17,552,871	305,140	-	98.29%

Gary Wright	17,835,996	22,015	-	99.88%

PROPOSAL NO. 2

Ratification of Independent Public Accountants	17,765,167	5,513	87,331	99.48%

Quorum

Allowed shares to vote:	22,292,476

Responded:	17,858,011

Percent responded:	80.11%

ITEM 5. OTHER INFORMATION [None.]

ITEM 6. EXHIBITS

(a)	Exhibits

	3.1	Articles of Incorporation of PremierWest Bancorp (incorporated by reference to Exhibit 3.1 to the
Registration Statement on Form S-4 filed November 16, 2007, File No. 333-147460)
	3.2	Amended and Restated Bylaws of PremierWest Bancorp (incorporated by reference to Exhibit 3.2 to the
Registration Statement on Form S-4 filed November 16, 2007, File No. 333-147460)
	10.1	Employment Agreement with Michael D. Fowler dated April 14, 2008.
	10.2	Employment Agreement with T. Joe Danelson dated April 21, 2008.
	10.3	Amendment to Employment Agreement with John Anhorn dated April 24, 2008 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed April 25, 2008)
	10.4	Amendment to Employment Agreement with Rich Hieb dated April 24, 2008 (incorporated by
Reference to Exhibit 10.2 to the Current Report on Form 8-K filed April 25, 2008)
	31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of
the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Chief Financial Officer and Principal Accounting Officer
required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer and Principal Accounting Officer
required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18
U.S.C. Section 1350.

SIGNATURES: Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: August 11, 2008 PREMIERWEST BANCORP

           /s/ John L. Anhorn

           John L. Anhorn, Chief Executive Officer

           /s/ Michael D. Fowler

           Michael D. Fowler,  Chief Financial Officer and
           Principal Accounting Officer