Form 10-Q
period 2008-09-30
PREMIERWEST BANCORP
filed 2008-11-10
CIK 1102287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2008

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
                                                                                         Yes  [    ]   No [ X ]

The number of shares outstanding of Registrant's common stock as of October 27, 2008 was 22,402,886.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PREMIERWEST BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in 000’s)
(UNAUDITED)

ASSETS
	September 30,	December 31,	September 30,
	2008	2007	2007

Cash and cash equivalents:
Cash and due from banks	$ 22,753	$ 38,281	$ 28,846
Federal funds sold	4,995	10,350	-
Interest-bearing deposits with Federal Home Loan Bank	129	41	38

Total cash and cash equivalents	27,877	48,672	28,884

Interest-bearing CD's (greater than 90 days)	198	-	-

Investments:
Investment securities available-for-sale, at fair market value	204	222	229
Investment securities held-to-maturity, at amortized cost	30,537	6,098	6,057
(fair value of $30,507 at 9/30/08, $6,072 at 12/31/07,
and $6,017 at 9/30/07)
Investment securities - CRA's	4,000	-	-
Restricted equity securities	3,628	1,865	1,865

Total investments	38,369	8,185	8,151

Mortgage loans held-for-sale	658	569	354
Gross loans	1,269,368	1,025,329	1,003,833
Allowance for loan losses	(20,960)	(11,450)	(11,387)
Deferred loan fees	(1,490)	(1,610)	(1,746)

Net loans	1,247,576	1,012,838	991,054

Premises and equipment, net of accumulated depreciation	48,425	38,795	38,089
Core deposit intangibles, net of accumulated amortization	2,632	1,516	1,640
Goodwill	75,204	20,942	20,942
Accrued interest and other assets	32,938	27,013	26,153

TOTAL ASSETS	$ 1,473,219	$ 1,157,961	$ 1,114,913

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits:
Demand	$ 230,619	$ 199,941	$ 193,666
Interest-bearing demand and savings	414,764	375,001	376,729
Time	580,535	360,373	356,006

Total deposits	1,225,918	935,315	926,401

Federal funds purchased	13,305	54,019	23,470
Federal Home Loan Bank borrowings	48	14,008	13,164
Junior subordinated debentures	30,928	15,464	15,464
Accrued interest and other liabilities	14,730	11,480	11,266

Total liabilities	1,284,929	1,030,286	989,765

COMMITMENTS AND CONTINGENCIES (Note 9)
SHAREHOLDERS' EQUITY
Series A Preferred Stock, no par value, 1,000,000 shares
authorized, 11,000 shares issued and outstanding	9,590	9,590	9,590
Common stock - no par value; 50,000,000 shares authorized;
22,402,886 shares issued and outstanding
(16,987,496 shares at 12/31/07; 16,994,363 shares at 9/30/07)	158,403	97,266	97,269
Retained earnings	20,256	20,759	18,223
Accumulated other comprehensive income	41	60	66

Total shareholders' equity	188,290	127,675	125,148

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 1,473,219	$ 1,157,961	$ 1,114,913

	See accompanying notes.

PREMIERWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in 000’s, Except for Earnings per Share Data)
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007

INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$ 22,391	$ 21,455	$ 67,349	$ 60,930
Interest on investments:
Taxable	266	15	760	26
Nontaxable	33	53	118	179
Interest on federal funds sold	7	14	61	79
Other interest and dividends	6	3	69	23

Total interest and dividend income	22,703	21,540	68,357	61,237

INTEREST EXPENSE
Deposits:
Interest-bearing demand and savings	1,519	2,435	4,633	7,322
Time	4,995	4,212	15,659	11,069
Federal funds purchased	184	233	378	452
Federal Home Loan Bank advances	1	152	47	301
Junior subordinated debentures	450	218	1,280	655

Total interest expense	7,149	7,250	21,997	19,799

Net interest income	15,554	14,290	46,360	41,438

LOAN LOSS PROVISION	4,750	225	13,050	500

Net interest income after loan loss provision	10,804	14,065	33,310	40,938

NON-INTEREST INCOME
Service charges on deposits accounts	1,382	1,121	3,749	2,922
Mortgage banking fees	94	145	347	558
Investment brokerage and annuity fees	356	396	1,182	1,277
Other commissions and fees	568	473	1,667	1,349
Other non-interest income	136	173	441	504

Total non-interest income	2,536	2,308	7,386	6,610

NON-INTEREST EXPENSE
Salaries and employee benefits	6,739	5,921	19,996	17,581
Net occupancy and equipment	1,895	1,545	5,657	4,532
Communications	517	432	1,576	1,299
Professional fees	201	210	1,147	657
Advertising	218	174	682	542
Other	1,850	1,546	5,991	4,562

Total non-interest expense	11,420	9,828	35,049	29,173

INCOME BEFORE PROVISION FOR INCOME TAXES	1,920	6,545	5,647	18,375

PROVISION FOR INCOME TAXES	632	2,502	1,911	7,023

NET INCOME	$ 1,288	$ 4,043	$ 3,736	$ 11,352

EARNINGS PER COMMON SHARE:
BASIC	$ 0.05	$ 0.23	$ 0.16	$ 0.65

DILUTED	$ 0.05	$ 0.22	$ 0.16	$ 0.61

	See accompanying notes.

PREMIERWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in 000’s)
(UNAUDITED)

						Accumulated
	Preferred Stock		Common Stock			Other	Total
					Retained	Comprehensive	Shareholders'	Comprehensive
	Shares	Amount	Shares	Amount	Earnings	Income	Equity	Income

BALANCE - DECEMBER 31, 2006	11,000	$ 9,590	16,216,481	$ 85,906	20,663	100	116,259
Comprehensive income:
Net income	-	-	-	-	15,102	-	15,102	15,102
Other comprehensive income –
Amortization of unrealized gains
for investment securities
transferred to held-to-maturity	-	-	-	-	-	(41)	(41)	(41)
Unrealized gains on investment
securities available-for-sale	-	-	-	-	-	1	1	1

Comprehensive income							$ 15,062

Adjustment for change in accounting
principle related to EITF 06-04	-	-	-	-	(127)	-	(127)
Preferred stock dividend declared	-	-	-	-	(275)	-	(275)
Common stock cash dividend declared	-	-	-	-	(2,891)	-	(2,891)
Stock-based compensation expense	-	-	-	306	-	-	306
Repurchase of common stock	-	-	(84,800)	(1,060)	-	-	(1,060)
5% stock dividend	-	-	810,457	11,703	(11,703)	-	-
Cash paid for fractional shares	-	-	-	-	(10)	-	(10)
Stock options exercised	-	-	45,358	254	-	-	254
Income tax benefit of stock options
exercised	-	-	-	157	-	-	157

BALANCE - JANUARY 1, 2008	11,000	$ 9,590	16,987,496	$ 97,266	$ 20,759	$ 60	$ 127,675
Comprehensive income:
Net income	-	-	-	-	3,736	-	3,736	$ 3,736
Other comprehensive income-
Unrealized losses on investment
securities available-for-sale		-	-	-	-	(19)	(19)	(19)

Comprehensive income							$ 3,717

Preferred stock dividend declared	-	-	-	-	(207)	-	(207)
Common stock cash dividend declared	-	-	-	-	(4,032)	-	(4,032)
Stock-based compensation expense	-	-	-	360	-	-	360
Repurchase of common stock	-	-	(40,800)	(435)	-	-	(435)
Stockmans Bank Acquisition	-	-	5,357,404	60,968	-	-	60,968
Stock options exercised	-	-	11,427	70	-	-	70
Stock options exercised (Note 4)	-	-	189,958	1,115	-	-	1,115
Shares exchanged in payment of
option exercise consideration (Note 4)	-	-	(102,599)	(1,108)	-	-	(1,108)
Income tax benefit of stock options
exercised	-	-	-	167	-	-	167

BALANCE - September 30, 2008	11,000	$ 9,590	22,402,886	$ 158,403	$ 20,256	$ 41	$ 188,290

See accompanying notes.

PREMIERWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in 000’s)
(UNAUDITED)
	For the Nine Months Ended

	September 30,	September 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$ 3,736	$ 11,352
Adjustments to reconcile net income to net cash
from operating activities:
Depreciation and amortization	2,916	2,288
Loan loss provision	13,050	500
Deferred income taxes	(170)	(969)
Amortization of premiums and accretion of discounts
on investment securities, net	-	(3)
Funding of loans held-for-sale	(19,509)	(20,894)
Sale of loans held-for-sale	19,759	21,730
Gain on sale of loans held-for-sale	(339)	(196)
Gain on sale of other real estate	-	(5)
Stock-based compensation expense	360	218
Excess tax benefit from stock options exercised	(4)	(69)
Gain on sales of premises and equipment	(31)	(86)
Write down of low income housing tax credit investment	-	237
Changes in accrued interest receivable/payable and other
assets/liabilities	(5,562)	(2,105)

Net cash provided by operating activities	14,206	11,998

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and calls of investment
securities available-for-sale	-	34
Purchase of investment securities held-to-maturity	(25,771)	(977)
Proceeds from maturities and calls of investment
securities held-to-maturity	31,259	1,944
Proceeds from redemption of Federal Home Loan Bank stock	319	-
Purchase of Community Reinvestment Act investments	(4,000)	-
Increase in interest-bearing deposits with Federal Home Loan Bank	-	(31)
Purchase of low income housing tax credit investment	-	(237)
Proceeds from sale of other real estate	-	101
Loan originations, net	(41,208)	(71,930)
Purchase of premises and equipment, net	(2,429)	(5,812)
Purchase of consumer loan finance business	-	(11,142)
Cash received, net of cash paid for acquisition of Stockmans
Financial Group	90,623	-

Net cash provided by (used in) investing activities	48,793	(88,050)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	(6,441)	47,051
Net increase (decrease) in Federal Home Loan Bank borrowings	(32,578)	7,023
Net increase (decrease) in Federal Funds purchased	(40,714)	16,635
Dividends paid on common stock	(3,707)	(1,663)
Repurchase of common stock	(435)	(931)
Stock options exercised	77	227
Excess tax benefit from stock options exercised	4	69
Cash paid for fractional shares relating to stock dividend	-	(10)

Net cash provided by (used in) financing activities	(83,794)	68,401

NET DECREASE IN CASH AND CASH EQUIVALENTS	(20,795)	(7,651)
CASH AND CASH EQUIVALENTS - Beginning of the period	48,672	36,497

CASH AND CASH EQUIVALENTS - End of the period	$ 27,877	$ 28,846

SUPPLEMENTAL DISCOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$ 21,654	$ 19,333

Cash paid for taxes	$ 4,885	$ 7,892

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
Transfers of loans to other real estate owned	$ 2,669	$ 101

Income tax benefit of stock options exercised	$ 167	$ 146

Increase in goodwill resulting from acquisition of Stockmans Financial Group	$ 54,262	$ -

Cash dividend declared but not yet paid	$ 1,344	$ 1,020

Preferred stock dividend declared	$ 207	$ 206

Stock issued for acquisition of Stockmans Financial Group	$ 60,968	$ -

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

Stock dividends – Share and per share data in the accompanying consolidated financial statements have been retroactively restated to reflect the 5% stock dividend paid on June 29, 2007. As of September 30, 2008, no new stock dividends have been declared.

Cash dividends – On August 29, 2008, the Company declared a $0.06 per share cash dividend payable on October 17, 2008, to shareholders of record September 26, 2008.

NOTE 2 – ACQUISITION OF STOCKMANS BANK

On January 26, 2008, PremierWest Bank acquired Stockmans Bank, consisting of five branches in the greater Sacramento, California area. As of the acquisition date, these offices and their employees commenced operating as branch offices of PremierWest Bank. The transaction was accounted for as a purchase for 5,357,404 shares of PremierWest common stock, cash of $22,769,309 and transaction costs of $2.0 million, for total purchase price consideration of $85.8 million.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

(Dollars in 000's)

Assets acquired:	January 26, 2008

Cash and cash equivalents	$ 56,688
Investment securities	32,008
Fed funds sold	58,925
Loans, net	203,381
Premises and equipment, net	9,567
Core deposit intangibles	1,635
Other assets	6,537

Total assets acquired	$ 368,741

Liabilities assumed:
Deposits	$ 296,051
Borrowed funds	18,618
Junior subordinated debentures	15,464
Other liabilities	7,110

Total liabilities assumed	$ 337,243

Net Assets Acquired	$ 31,498

Shares of PremierWest common stock	$ 60,968
Cash paid to common shareholders of
Stockmans Bank	22,769
Transaction costs	2,023

Total	85,760

Goodwill	$ 54,262

Additional adjustments to the purchase price allocation may be required, specifically related to fixed assets, taxes and compensation adjustments.

The core deposit intangible asset represents the value ascribed to the long-term deposit relationships acquired. This intangible asset is being amortized on a straight-line basis over a weighted average estimated useful life of 7 years. The core deposit intangible asset is not estimated to have a significant residual value. Goodwill represents the excess of the total purchase price paid for Stockmans Bank over the fair values of the assets acquired, net of the fair value of the liabilities assumed. Goodwill is not amortized, but is evaluated for possible impairment at least annually and more frequently if events and circumstances indicate that the asset might be impaired. No impairment losses were recognized in connection with core deposit intangible or goodwill assets during the period from acquisition to September 30, 2008.

The following table represents unaudited pro forma results of operations for the nine months ended September 30, 2008 and 2007, as if the acquisition of Stockmans Bank had occurred at the beginning of the earliest period presented. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred at the beginning of the earliest period presented. Management of the Company anticipates that cost savings and operational synergies will be realized after the operations of Stockmans Bank are fully integrated in 2008.

	Nine Months Ended September 30,
	2008	2007

Net interest income	$ 46,870	$ 53,314
Provision for loan losses	(13,050)	(800)
Non-interest income	7,433	7,311
Non-interest expense	(35,388)	(35,156)

Income before income taxes	5,865	24,669

Provision for income taxes	(1,994)	(9,430)

Net income	$ 3,871	$ 15,239

Earnings per share
Basic	$ 0.17	$ 0.68
Diluted	$ 0.17	$ 0.64

Weighted average shares outstanding
Basic	22,394,254	22,379,760
Diluted	22,437,402	23,869,925

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

Level 2 inputs – Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3 inputs – Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

Available-for-sale securities is the only balance sheet category the Company accounts for at fair value on a recurring basis. The following table presents information about the Company’s assets measured at fair value on a recurring basis as of September 30, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

(Dollars in 000's)		Fair Value Measurements
		At 9/30/08 Using

		Quoted Prices in
		Active Markets for		Significant
	Fair Value	Identical Assets	Other Observable Inputs	Unobservable Inputs
Description	9/30/2008	(Level 1)	(Level 2)	(Level 3)

Available-for-sale securities	204	-	204	-

Total Assets Measured at Fair Value	204	-	204	-

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

Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition such as loans measured for impairment. The following table presents the fair value measurement of assets on a nonrecurring basis as of September 30, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

(Dollars in 000's)		Fair Value Measurements
		At 9/30/08 Using

		Quoted Prices in
		Active Markets for		Significant
	Fair Value	Identical Assets	Other Observable Inputs	Unobservable Inputs
Description	9/30/2008	(Level 1)	(Level 2)	(Level 3)

Loans measured for impairment	56,411	-	-	56,411
Specific reserves	(7,470)	-	-	(7,470)

Total Impaired Assets Measured at Fair Value	48,941	-	-	48,941

Impaired loans – A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due (both interest and principal) according to the contractual terms of the loan agreement. Impaired loans are measured as a practical expedient, at the loan’s observable market price or the fair market value of the collateral if the loan is collateral dependent. In addition to the specific reserves of $7.5 million, the Bank also had $1.1 million of charge-offs related to the $56.4 million of loans measured for impairment.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement permits entities to choose to measure financial instruments and certain other financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. This Statement was effective for fiscal years beginning after November 15, 2007. Management has not elected the fair value option for any financial assets or liabilities at September 30, 2008, other than for available-for-sale securities.

NOTE 4 – STOCK-BASED COMPENSATION

At September 30, 2008, PremierWest Bancorp had one active equity incentive plan – the 2002 Stock Incentive Plan (“2002 Plan”). The 2002 Plan was initially established in May 2002 and approved by shareholders. The plan was amended and restated in May 2005 to allow for the issuance of restricted stock grants in addition to stock options. The plan was also amended and restated in May 2007 to increase the number of shares available for issuance under the plan by 1,000,000 shares. Both amendments were approved by shareholders. The amended and restated 2002 Plan presently authorizes the issuance of up to 2,025,481 shares of stock, of which 1,009,565 shares were available for issuance at September 30, 2008. As of September 30, 2008, there were no restricted stock grants outstanding.

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

During the nine month period ended September 30, 2008, stock option activity was as follows:

			Weighted Average	Aggregate
	Number	Weighted Average	Remaining	Intrinsic Value
	of Shares	Exercise Price	Contractual Term	(in thousands)

Stock options outstanding, 12/31/07	987,246	$ 8.68
Granted	280,575	$ 9.65
Exercised	(201,385)	$ 5.86		$ 975

Forfeited	(49,524)	$ 11.44
Expired	(996)	$ 5.06

Stock options outstanding, 9/30/08	1,015,916	$ 9.42	6.90	$ -

Stock options exercisable, 9/30/08	441,457	$ 7.89	4.94	$ -

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

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Risk-free interest rate	3.4%	4.6%	3.3%	4.6%
Expected dividend	2.54%	0.94%	2.48%	0.77%
Expected lives, in years	7.0	7.0	7.0	7.1
Expected volatility	29%	29%	28%	28%

The weighted-average grant date fair value of options granted during the three and nine month periods ending September 30, 2008 were $2.12 and $2.54, respectively.

SFAS 123R requires that the cash flows from the tax benefits resulting from tax deductions in excess of the compensation expense recognized for stock options (excess tax benefits) be reported as financing cash flows. Excess tax benefits classified as financing cash inflows for the nine months ended September 30, 2008 and 2007 were $4,400 and $69,000, respectively.

Stock-based compensation expense recognized under SFAS 123R was $102,000 for the quarter ended September 30, 2008 with a related tax benefit of $39,000, and $75,000 for the quarter ended September 30, 2007 with a related tax benefit of $28,700. For the year-to-date period ending September 30, 2008, stock-based compensation expense totaled $360,000 with a related tax benefit of $138,000. For the year-to-date period ending September 30, 2007, stock-based compensation expense totaled $218,000 with a related tax benefit of $83,000. At September 30, 2008, unrecognized stock-based compensation expense totaled $1,631,371 and will be expensed over a period of approximately 7 years.

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

NOTE 5 - INVESTMENT SECURITIES

Investment securities at September 30, 2008 and December 31, 2007 consisted of the following:

(Dollars in 000's)
September 30, 2008

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value

Available-for-sale:
Mortgage-backed securities and collateralized
mortgage obligations	203	3	(2)	204

Total	$ 203	$ 3	$ (2)	$ 204

Held-to-maturity:
Mortgage-backed securities and collateralized
mortgage obligations	$ 1,903	$ 17	$ -	$ 1,920
U.S. Government and agency securities	25,709	16	(51)	25,674
Obligations of states and political subdivisions	2,925	10	(23)	2,912

	$ 30,537	$ 43	$ (74)	$ 30,506

CRA Securities	$ 4,000	$ -	$ -	$ 4,000

Restricted equity securities	$ 3,628	$ -	$ -	$ 3,628

December 31, 2007

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value

Available-for-sale:
Mortgage-backed securities and collateralized
mortgage obligations	222	2	(2)	222

Total	$ 222	$ 2	$ (2)	$ 222

Held-to-maturity:
U.S. Government and agency securities	$ 1,484	$ -	$ -	$ 1,484
Obligations of states and political subdivisions	4,614	8	(34)	4,588

	$ 6,098	$ 8	$ (34)	$ 6,072

Restricted equity securities	$ 1,865	$ -	$ -	$ 1,865

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

At September 30, 2008, investment securities with an estimated fair market value of $30.4 million were pledged to secure public deposits, certain nonpublic deposits and borrowings.

NOTE 6 – LOANS, NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

Loans as of September 30, 2008 and December 31, 2007 consisted of the following:
(Dollars in 000's)	2008	2007

Real estate-commercial	$ 575,270	$ 446,724
Real estate-construction	328,265	268,254
Real estate-residential	21,033	16,559
Commercial	208,390	186,536
Agricultural	47,473	28,833
Consumer	82,899	73,743
Overdrafts	3,128	1,652
Other	2,910	3,028

Total loans	1,269,368	1,025,329
Less: deferred loan fees	(1,490)	(1,610)
Less: allowance for loan losses	(20,960)	(11,450)

Loans, net	$ 1,246,918	$ 1,012,269

Transactions in the allowance for loan losses for the nine months ended September 30, 2008 and September 30, 2007 were as follows:

(Dollars in 000's)	2008	2007

BALANCE, beginning of the period	$ 11,450	$ 10,877
Balance Sheet reclassification (1)	-	(255)
Stockmans Bank purchase (2)	9,112	-
Finance portfolio purchased	-	436
Loans charged-off	(13,355)	(573)
Loan recoveries	703	402
Loan loss provision	13,050	500

BALANCE, end of the period	$ 20,960	$ 11,387

(1) The September 30, 2007 balance includes a balance sheet reclassification adjustment (decrease of $255,000) from the allowance for loan losses to other liabilities in accordance with Financial Accounting Standard No. 5. The amount reclassified represents the off-balance sheet credit exposure related to unfunded commitments to lend and letters of credit.
(2) Amount resulting from the acquisition of Stockmans Bank - refer to Note 2.

The following table summarizes non-performing assets as of September 30, 2008 and December 31, 2007:

(Dollars in 000's)	2008	2007

Loans on non-accrual status	$ 55,864	$ 8,221
Loans past due greater than 90 days but not on non-accrual status	2,948	147

Total non-performing loans	58,812	8,368
Other real estate owned	2,669	-

Total non-performing assets	$ 61,481	$ 8,368

Percentage of non-performing loans to total loans	4.63%	0.82%

Percentage of non-performing assets to total assets	4.17%	0.72%

NOTE 7 - LINE OF CREDIT AND OTHER BORROWINGS

The Bank had outstanding borrowings with the Federal Home Loan Bank (FHLB) totaling $48,000 and $14.0 million as of September 30, 2008 and December 31, 2007, respectively. In addition, as of September 30, 2008, the Bank had $10.1 million outstanding under letters of credit used to support its public funds pledging requirements. Letters of credit do not increase the Bank’s outstanding borrowings; however, they reduce the Bank’s borrowing availability. The Bank makes monthly principal and interest payments on long-term borrowings and monthly payments of interest only on short-term borrowings under the FHLB’s Cash Management Advance (CMA) program.

Of the total outstanding advances at September 30, 2008 and December 31, 2007, the Company had long-term borrowings of $48,000 and $508,000, respectively. Of the $48,000 outstanding at September 30, 2008, $11,000 will fully amortize to maturity in 2009; and $37,000 will fully amortize to maturity in 2014. Presently, monthly payments of $1,700 plus interest are being made against these long-term advances with a weighted average annual interest rate of 6.76% .

The Bank also utilizes FHLB’s CMA program for short-term borrowing needs. Advances taken under this program mature in less than one year. As of September 30, 2008, the Company had no outstanding CMA advances; as of December 31, 2007, the company had $13.5 million in outstanding CMA advances.

All outstanding borrowings with the FHLB are collateralized as provided for under the Advances, Security and Deposit Agreement between the Bank and the FHLB and include the Bank’s FHLB stock and any funds or investment securities held by the FHLB that are not otherwise pledged for the benefit of others. In addition, certain qualifying loans were pledged to support the Bank’s outstanding advances and provided for immediate available borrowing capacity, after subtracting existing borrowings and outstanding letters of credit, of approximately $37.1 million and $245,000 as of September 30, 2008 and December 31, 2007, respectively.

As an additional source of liquidity, the Bank maintains unsecured federal funds lines with multiple correspondent banks. Federal funds purchased generally mature within one to four days from the transaction date. As of September 30, 2008, the Company had $125.0 million in aggregate available borrowing capacity through correspondent banks. Outstanding balances under these commitments at September 30, 2008 and December 31, 2007 were $13.3 million and $54.0 million, respectively.

NOTE 8 – JUNIOR SUBORDINATED DEBENTURES

On December 30, 2004, the Company established two wholly-owned statutory business trusts (PremierWest Statutory Trust I and II) that were formed to issue junior subordinated debentures and related common securities. On August 25, 2005, Stockmans Financial Group established a wholly-owned statutory business trust (Stockmans Financial Trust I) to issue junior subordinated debentures and related common securities. Following the acquisition of Stockmans Financial Group, the Company became the successor in interest to Stockmans Financial Trust I. Common stock issued by each of the Trusts and held as an investment by the Company is recorded in other assets in the consolidated balance sheets. Following are the terms of the junior subordinated debentures as of September 30, 2008.

		Issued		Maturity	Redemption
Trust Name	Issue Date	Amount	Rate	Date	Date

PremierWest Statutory	December	$ 7,732,000	5.65% (1)	December	December
Trust I	2004			2034	2009

PremierWest Statutory	December	7,732,000	5.65% (2)	March	March
Trust II	2004			2035	2010

Stockmans Financial	August	15,464,000	5.93% (3)	September	September
Trust I	2005			2035	2010

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

NOTE 9 - COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve various levels and elements of credit and interest rate risk in excess of the amount recognized in the accompanying consolidated financial statements. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. As of September 30, 2008, the Company had $150.6 million of commitments to extend credit to customers and $25.5 million of standby letters of credit.

In the ordinary course of business, the Bank may become involved in various litigation arising from normal banking activities. In the opinion of Management, the ultimate disposition of current actions will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

NOTE 10 - EARNINGS PER SHARE

The Company's basic earnings per common share is computed by dividing net income available to common shareholders (net income less dividends declared on preferred stock) by the weighted average number of common shares outstanding during the period, after giving retroactive effect to stock dividends and splits. The Company's diluted earnings per common share is computed similar to basic earnings per common share except that the numerator is equal to net income and the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. Included in the denominator is the dilutive effect of stock options computed under the treasury stock method. Excluded from the denominator is the conversion of the Company’s preferred stock, as its inclusion would have been antidilutive for the 2008 periods presented. The following table summarizes the weighted average shares outstanding for computation of basic and diluted shares for the three and nine months ended September 30, 2008 and 2007:

Three-months ended September 30:	2008	2007

Weighted average number of common shares:
Average shares outstanding-basic	22,398,418	17,007,857
Average shares outstanding-diluted	22,424,008	18,449,381

Nine-months ended September 30:	2008	2007

Weighted average number of common shares:
Average shares outstanding-basic	21,905,440	17,022,356
Average shares outstanding-diluted	21,948,588	18,512,521

Stock-based awards of approximately 3,500 and 136,575, respectively, for the three months and nine months ended September 30, 2007, as well as 11,500 and 280,575, respectively, for the three months and nine months ended September 30, 2008, were not included in the computation of diluted earnings per share, as their inclusion would be antidilutive.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

This report includes “forward-looking statements” about PremierWest. Forward-looking statements generally include financial projections; descriptions of plans or objectives of management for future operations, products or services; forecasts of future economic performance; adequacy of loan loss reserves and descriptions of assumptions underlying or relating to any of the foregoing. Forward-looking statements discuss matters that are not facts, and often include the word “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project”, “target,” “will,” “can,” “would,” “should,” “could” or “may.” You should not unduly rely on forward-looking statements. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. They give our expectations about the future and are not guarantees. Forward-looking statements speak only as of the date they are made, and we do not undertake to update them to reflect changes that occur after the date they are made.

There are a number of factors that could cause results to differ significantly from our expectations, including competition; deterioration in credit quality, or in the value of the collateral securing our loans, due to higher interest rates, increased unemployment, further or continued disruptions in the credit markets, or other economic factors; customer acceptance of new products and services; economic conditions and events that disproportionately affect our business due to regional concentration; general business and economic conditions, including the residential and commercial real estate markets; interest rate changes; regulatory and legislative changes; changes in the demand for loans and changes in consumer spending, borrowing and savings habits; and changes in accounting policies. Our periodic reports filed with the SEC including our annual report on Form 10-K for the year ended December 31, 2007 and our current quarterly reports on Form 10-Q describe additional factors.

This report includes information about our historical financial performance, and this information should not be considered as an indication or projection of future results.

OVERVIEW - The following includes Management’s discussion of the financial condition and results of operations for PremierWest Bancorp and its wholly owned subsidiary, PremierWest Bank including the Bank’s wholly owned subsidiaries, Premier Finance Company and PremierWest Investment Services, Inc., for the three and nine month periods ending September 30, 2008. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes contained in this report as well as the Company’s Form 10-K for the year ended December 31, 2007. For discussion purposes, Management has made comparisons, as it deems appropriate, to comparable interim periods in 2007 and the fiscal year period ended December 31, 2007.

HIGHLIGHTS - For the third quarter ending September 30, 2008, the Company earned $1.3 million or $0.05 per fully diluted share, a decrease from earnings of $4.0 million or $0.22 per fully diluted share for the quarter ended September 30, 2007. Annualized return on average shareholders’ equity was 2.70% and annualized return on average assets was 0.34% for the quarter ended September 30, 2008, as compared to an annualized return on average shareholders’ equity and return on average assets of 12.84% and 1.46%, respectively, for the quarter ended September 30, 2007. For the nine month period ending September 30, 2008, the annualized return on average shareholders’ equity and on average assets was 2.70% and 0.34%, respectively, compared to 12.46% and 1.44%, respectively, for the comparable nine months of 2007.

PremierWest’s overall earnings declined over the three month period ending September 30, 2008, in comparison to the same period a year ago, resulting principally from a charge to earnings in the current quarter of $4.8 million in loan loss provision compared to a $225,000 charge during the quarter ended September 30, 2007. Also contributing to the decline was an 18.36% decline in net interest margin from 5.72% during the quarter ending September 30, 2007 to 4.67% during the quarter ending September 30, 2008. On a sequential quarter basis, net interest margin, on a taxable equivalent basis, declined from 4.88% for the quarter ending June 30, 2008 to 4.67% for the most recent quarter.

At September 30, 2008, our allowance for loan losses totaled $21.0 million, representing 1.65% of total loans net of deferred loan fees. The $3.5 million decrease in our allowance from June 30, 2008, was comprised of an $8.6 million decrease from charge-offs during the quarter partially offset by both a $4.7 million increase from the provision charge against earnings and a $364,000 increase from recoveries of previously charged-off loans.

At September 30, 2008 and December 31, 2007, gross loans (loans net of deferred loan fees but before deducting the allowance for loan losses), totaled $1.27 billion and $1.00 billion, respectively, an increase of $244.2 million or 23.85% since year-end, which includes the January 26, 2008 acquisition of Stockmans Financial Group’s $212.6 million portfolio of loans. Deposits totaled $1.22 billion at September 30, 2008, compared to $935.3 million at December 31, 2007, an increase of $290.6 million or a 31.07% increase since year-end, again including acquired deposits as of January 26, 2008 of $296.1 million.

Non-performing assets (defined as loans on non-accrual status, loans 90 days or more past due and other real estate owned) totaled $61.5 million at September 30, 2008, an increase of $19.6 million from the balance for the quarter ended June 30, 2008, and an increase of $53.1 million when compared to $8.4 million in non-performing assets at December 31, 2007. The increase in non-performing loans this quarter is a result of various credit relationships being placed on nonaccrual status, as discussed further below in “Financial Condition.”

The Bank’s net interest income during the most recent quarter decreased from $15.7 million in the quarter ended June 30, 2008 to $15.6 million. Our tax adjusted net interest margin for the quarter ended September 30, 2008, also decreased to 4.67 percent, compared to 4.88 percent for the quarter ended June 30, 2008. Interest income was adversely affected by the impact of non-performing assets during the current quarter with interest reversals on loans being placed on non-accrual status reducing interest income by $593,000 and interest lost on non-performing loans from the date they became non-accruing through the end of the quarter further reducing the quarter’s interest income by an additional $216,000.

The Bank’s loan-to-deposit ratio continues to exceed 100% because, within our marketplace, we continue to experience greater loan demand than our ability to gather local core deposits as a funding source. Our loan-to-deposit ratio, based on net loans (loans net of deferred loan fees and the allowance for loan losses) was 101.77%, 108.29% and 106.98% as of September 30, 2008, December 31, 2007 and September 30, 2007, respectively.

Core deposits are our lowest cost and preferred source of funds. When our loan volume exceeds our level of core deposits we must rely on higher cost borrowings and/or brokered deposits as a secondary source of funding to bridge the gap between deposit and loan volumes. Historically our funding gap has been supported by short-term borrowings; however, during 2007 the Bank began utilizing brokered certificates of deposit as a funding source. Brokered deposits comprised $133.2 million of our total deposits at September 30, 2008, an increase of $40.4 million over the previous quarter ending June 30, 2008. Of the total brokered deposits, $30.8 million or 23.09 % consisted of reciprocal brokered deposits. This arrangement allows the Bank to maintain these deposits and enables the customers’ funds to be separated into FDIC-insured increments, providing both principal and interest protection to certain depositors. Brokered deposits are a higher cost source of funding compared to core deposits, but when used in conjunction with short-term borrowings, provide a cost effective source of funding and an additional source of liquidity. Management will continue to incorporate brokered deposits as part of the Bank’s overall funding strategy in order to support its liquidity needs.

Management continues to implement relationship-oriented strategies for attracting core deposits to reduce our reliance on higher cost borrowings and brokered deposits in order to maximize interest rate margins within the constraints of our highly competitive marketplace. While the competitive environment for attracting deposits remains keen, PremierWest has been successful over time at growing its core deposit base and continues to aggressively seek local deposits. At the same time, PremierWest has historically operated within a geographic market with a robust and growing economy that presents the opportunity to grow our loan portfolio while maintaining consistency in credit quality. While the current economic slowdown has affected loan demand, credit quality and deposit growth, Management anticipates that the Bank will continue to capture credit worthy loan volume at a faster rate than our ability to fully fund these loans solely from core deposits.

The Bank’s year-over-year loan growth and an ongoing pipeline of new loan production is in line with Management’s internal growth expectations at September 30, 2008, in light of current credit quality and general economic considerations. Management’s broader business plan and growth strategy continues to be focused on driving maturation of business at existing de novo branch locations.

FINANCIAL HIGHLIGHTS

The following table presents information regarding yields on interest-earning assets, rates paid on interest-bearing liabilities, net interest spreads, net yields on average interest-earning assets, returns on average assets and returns on average equity for the periods indicated.

(Dollars in 000's)			Increase
Analysis for the three-month period ended September 30:	2008	2007	(Decrease)	% Change

Average fed funds sold and investments	$ 44,074	$ 9,319	$ 34,755	372.95%
Average gross loans	1,284,678	990,231	294,447	29.74%
Average interest-earning assets	1,328,752	999,550	329,202	32.94%
Average interest-bearing liabilities	1,054,541	767,647	286,894	37.37%
Average total assets	1,495,529	1,102,091	393,438	35.70%
Average equity	189,952	124,962	64,990	52.01%
Average yield earned (1)	6.81%	8.60%	(1.79)	-20.81%
Average rate paid	2.70%	3.75%	(1.05)	-28.00%
Net interest spread	4.11%	4.85%	(0.74)	-15.26%
Net interest income to average
interest-earning assets (net interest margin) (1)	4.67%	5.72%	(1.05)	-18.36%
Annualized return on average assets	0.34%	1.46%	(1.12)	-76.71%
Annualized return on average equity	2.70%	12.84%	(10.14)	-78.97%
Efficiency ratio (2)	63.13%	59.21%	3.92	6.62%

(Dollars in 000's)			Increase
Analysis for the nine-month period ended September 30:	2008	2007	(Decrease)	% Change

Average fed funds sold and investments	$ 38,434	$ 10,412	$ 28,022	269.13%
Average gross loans	1,250,709	945,424	305,285	32.29%
Average interest-earning assets	1,289,143	955,836	333,307	34.87%
Average interest-bearing liabilities	1,012,253	729,677	282,576	38.73%
Average total assets	1,449,040	1,056,148	392,892	37.20%
Average equity	184,909	121,852	63,057	51.75%
Average yield earned (1)	7.11%	8.60%	(1.49)	-17.33%
Average rate paid	2.90%	3.63%	(0.83)	-22.87%
Net interest spread	4.21%	4.97%	(0.22)	-4.43%
Net interest income to average
interest-earning assets (net interest
margin) (1)	4.83%	5.83%	(1.00)	-17.15%
Annualized return on average assets	0.34%	1.44%	(1.10)	-76.39%
Annualized return on average equity	2.70%	12.46%	(9.76)	-78.33%
Efficiency ratio (2)	65.21%	60.71%	4.50	7.41%

Notes:

(1)	Tax equivalent
(2)	Non-interest expense divided by net interest income plus non-interest income

RESULTS OF OPERATIONS QUARTER ENDED SEPTEMBER 30, 2008

NET INTEREST INCOME – Net interest income, our primary source of revenue, is the difference between the interest income generated from our earning assets (loans and investments) and the interest expense paid on our interest-bearing liabilities (interest-bearing deposits and borrowed funds). During the third quarter of 2008, our interest income increased $1.2 million while our interest expense decreased $100,000, resulting in our net interest income increasing $1.3 million, or 8.85% compared to the same period a year ago. Net interest income for the three months ending September 30, 2008 decreased $185,000 or 1.18% over the preceding quarter ended June 30, 2008, from $15.7 million in the quarter ended June 30, 2008 to $15.6 million.

A key metric of our profitability is our net interest margin (net interest income divided by average interest-earning assets), which provides a measure of the relative strength of our net interest income over time, all other things being equal. Both our net interest income and net interest margin are affected by variables such as the volume and mix of our earning assets; the volume and mix of our interest-bearing liabilities; the credit quality of our loan portfolio; and the general movement in the market rates of interest.

The Bank’s tax adjusted net interest margin for the quarter ended September 30, 2008 decreased to 4.67%, compared to 4.88 percent for the quarter ended June 30, 2008. The decline in the net interest margin is attributable to an increase in interest reversals of approximately $593,000 related to loans moved to non-accrual status during the quarter and an increase of $216,000 in interest income that would have otherwise been recorded on loans that were on non-accrual status during the quarter. These factors accounted for a 25 basis point decrease in what we otherwise would have reported. The balance of the decline in net interest income occurred primarily as a result of the yield on our investment portfolio declining due to maturities of higher yielding securities during the quarter.

LOAN LOSS PROVISION – Charges made to the provision for loan losses that translate to increases in our allowance for loan losses were $4.8 million and $225,000 for the three month periods ended September 30, 2008 and September 30, 2007, respectively. Net charges-offs, that reduce our allowance for loan losses, were $8.2 million during the third quarter of 2008 compared to net charge-offs of approximately $90,000 for the corresponding period in 2007.

NON-INTEREST INCOME – Non-interest income represents service charges, fees, commissions and other income derived principally from general banking services, residential mortgage activity, sales of investment and insurance products, and gains from the sale of other assets. Total non-interest income increased approximately $228,000 or 9.88% for the three months ending September 30, 2008, as compared to the corresponding period in 2007. Growth in non-interest income during the third quarter of 2008 included increases of $261,000 from various account service charges and fees and $95,000 from credit card interchange fees. These increases were partially offset by a sharp reduction in real estate mortgage broker referral fees that dropped by $51,000 as well as mortgage origination fees that have fallen $40,000 from the same quarter of 2007. In comparison with the second quarter of 2008, non-interest income during the quarter ended September 30, 2008 decreased by $63,000 with deposit services charges and fees increasing $144,000 offset by mortgage origination fees decreasing $121,000 and real estate mortgage broker referral fees and other income and fees decreasing by $86,000.

NON-INTEREST EXPENSE – Non-interest expense increased approximately $1.6 million or 16.20% for the three months ended September 30, 2008, as compared to the corresponding period in 2007. On a summary basis, the increase over the three month period was a result of $818,000 increase in salary and benefit expenses; a $350,000 increase in occupancy and equipment expenses; and a $424,000 increase in other non-interest expenses. Prominent among the changes in other non-interest expense were increases of $235,000 in FDIC assessments and $302,000 in advertising and business development. The increases in non-interest expenses are largely the result of the acquisition of Stockmans Financial Group and the year-over-year impact of new office openings in 2007. Management believes that the Stockmans acquisition and the new offices that further expand the Bank’s footprint will drive future earnings growth.

EFFICIENCY RATIO - The Company's efficiency ratio was 63.13% during the third quarter of 2008, a 392 basis point deterioration compared to 59.21% for the third quarter of 2007, and a 315 basis point improvement from the immediately preceding quarter ending June 30, 2008. Management believes that a ratio in the high 50% to low 60% range is a reasonable and sustainable target given the Bank’s strategies for both growth and customer service and is pursuing cost-saving initiatives to bring the efficiency ratio back to its target range.

NINE MONTHS ENDED SEPTEMBER 30, 2008

NET INTEREST INCOME – For the nine months ended September 30, 2008 net interest income increased $4.9 million, or 11.88% compared to the same period in 2007. During the first nine months of 2008, our interest income increased $7.1 million while our interest expense increased $2.2 million. The increase occurred exclusively as a consequence of increased earning assets as our net interest margin declined from 5.83% for the nine months ended September 30, 2007 to 4.83% during the most recently completed nine month period ended September 30, 2008. The year-over-year increase in earning assets totaled $333.3 million, or 34.87%, and was largely related to the merger with Stockmans.

The year-over-year decline in net interest margin is particularly attributable to margin contraction related to the Bank’s asset sensitive asset-liability positioning and the dramatic decrease in short-term interest rates that occurred early in 2008. Compared to the third quarter of 2007, when our net interest margin was 5.72%, our net interest margin for the four successive quarters following September 30, 2007, was 5.41%, 4.99%, 4.88% and 4.67%, respectively.

A key metric of our profitability is our net interest margin (net interest income divided by average interest-earning assets), which provides a measure of the relative strength of our net interest income over time, all other things being equal. Both our net interest income and net interest margin are affected by variables such as the volume and mix of our earning assets; the volume and mix of our interest-bearing liabilities; the credit quality of our loan portfolio; and the general movement in the market rates of interest.

LOAN LOSS PROVISION – Charges made to the provision for loan losses were $13.1 million and $500,000 for the nine month periods ended September 30, 2008 and September 30, 2007, respectively. The Company had net charge-offs of $12.7 million during the first nine months of 2008 compared to net charge-offs of $171,000 for the corresponding period in 2007. In addition to the increase in the allowance for loan losses from provision and the reduction from net charge-offs, the reserve was also increased by $9.1 million as a result of the Stockmans merger. Management believes that the September 30, 2008 balance in the allowance for loan losses was reasonable and appropriate to support inherent probable losses in the Company’s loan portfolio. It is important to note that general economic conditions remain uncertain, and real estate valuations continue to reflect volatility.

NON-INTEREST INCOME –Total non-interest income increased approximately $776,000 or 11.7% for the nine months ending September 30, 2008, as compared to the corresponding period in 2007. Growth in non-interest income during the first nine months of 2008 was sourced to increases of $827,000 in account service charges and fees $318,000 from other commissions and fees. Offsetting the non-interest income increases were decreases of $211,000, or 90.84%, in real estate mortgage broker referral fees as a result of the elimination of a referral program in July 2007, and $158,000 in other non-interest income.

NON-INTEREST EXPENSE – Non-interest expense increased approximately $5.9 million or 20.1% for the nine months ended September 30, 2008, as compared to the corresponding period in 2007. On a summary basis, the increase over the nine month period was a result of $2.4 million increase in salary and benefit expenses; a $1.1 million increase in occupancy and equipment expenses; and a $2.3 million increase in other non-interest expenses. Prominent among changes in other non-interest expense were increases of $620,000 in FDIC assessments, $287,000 in legal expenses, $134,000 in telephone expense and $156,000 in advertising and business development. The increases in non-interest expenses are largely the result of the acquisition of Stockmans Financial Group and the year-over-year impact of offices opened during 2007.

EFFICIENCY RATIO – The Company's efficiency ratio was 65.21% during the first nine months of 2008, a 449 basis point deterioration compared to 60.72% for the first nine months of 2007. Management believes that a ratio in the high 50% to low 60% range is a reasonable and sustainable target given the Bank’s strategies for both growth and customer service and is implementing actions to bring the efficiency ratio back to its target range. A plan for reducing the efficiency ratio has been implemented.

FINANCIAL CONDITION – Total assets of $1.47 billion at September 30, 2008, decreased $16.7 million or 1.12% compared to total assets of $1.49 billion at June 30 2008. From June 30 to September 30, 2008, gross loans decreased $5.1 million; the allowance for loan losses decreased $3.5 million; other earning assets increased $20,000; premises and equipment decreased $147,000; goodwill and core deposit intangibles decreased $231,000; and other assets including accrued interest and Other Real Estate Owned increased $1.7 million.

Net loans accounted for 84.68% of total assets at September 30, 2008 compared to 83.85% at June 30, 2008. As of September 30, 2008, the allowance for loan losses increased to $21.0 million from $11.5 million at December 31, 2007. The allowance for loan losses was enhanced with $13.1 million in provision charged against earnings and decreased by $12.7 million in net charge-offs. Additionally, $9.1 million in allowance for loan losses was acquired with Stockmans. The Company's ratio of allowance for loan losses to total loans was 1.65% at September 30, 2008, as compared to 1.92% at June 30, 2008, 1.12% at December 31, 2007 and 1.14% at September 30, 2007.

Our Special Assets team is successfully working through various non-performing credit relationships as evidenced by the progress achieved this quarter in the resolution of a number of previously reported non-performing assets and one large relationship described in more detail below. With the receipt of new appraisals and in recognition of the current real estate values, $8.6 million in previously identified non-performing loans were charged off this quarter. After the charge-offs, our reserve for loan and lease losses remains strong at $21.0 million or 1.65 percent of total loans.

Total non-performing assets were $61.5 million at September 30, 2008, up from $41.9 million at June 30, 2008. Non-performing assets are concentrated in 11 relationships comprising $53.7 million or 87.3 percent of the total. Management continues to take a conservative, proactive approach in evaluating the current portfolio of loans, particularly in view of the ongoing volatility in real estate valuations. Consistent with our June 30, 2008 release, we provide below an updated summary addressing the status of previously reported non-performing assets and additions that occurred during the quarter.

The first previously reported relationship consists of multiple loans secured by real estate in northern California that totaled $14.1 million as of June 30, 2008. The largest loan in this relationship is now at $6.4 million as the result of a $1.0 million paydown and our decision to charge off $5.0 million during the quarter. Two additional loans totaling $1.7 million with separate sources of repayment were restored to accrual status and remain current. Foreclosure by another lender against our guarantor on an adjacent property during the second quarter and the borrower filing personal bankruptcy during the third quarter led to the actions we have taken. We intend to continue to work through foreclosure of the real estate and to ensure any bankruptcy proceeds available are properly applied to this relationship. A specific reserve for impairment on the remaining credit relationship had been previously established in the amount of $931,000.

The second previously reported non-performing relationship is comprised of two purchased participation loans: the first is secured with approved residential lots and the second with unimproved land also in northern California. We purchased a minority position from two separate financial institutions, each with a national presence. The borrower is a well-known local real estate development company that was impacted by the decline in real estate activity in late 2007. One of the guarantors has since filed for personal bankruptcy. The $5.0 million credit was reported as non-performing with the December 31, 2007 earnings release. The related $7.3 million credit was placed on non-accrual status during the first quarter of 2008, at which time a new appraisal was obtained from the lead bank. As these two properties are in close proximity, a reserve for impairment was established in the second quarter of 2008 for both credits. During the third quarter, foreclosure was completed on the $5.0 million participation loan and, as a result of actions by the lead lender $1.3 million was booked as Other Real Estate Owned with the balance being charged against the loan loss reserve. We are working with the lead bank on marketing this property. The second participation is in the final stages of foreclosure with a resolution expected during the fourth quarter.

The third previously reported relationship consists of two loans originally totaling $6.8 million that were acquired at the time of our merger with Stockmans in January of this year. The relationship was secured with undeveloped property in central and northern California and was identified and discussed in detail during our pre-merger due diligence of Stockmans. The northern California property, comprising $2.3 million of the total, was foreclosed on in the second quarter with a charge-off of $1.3 million and the remaining $1.0 million balance included as Other Real Estate Owned. During the third quarter, we have been actively marketing this property with interest expressed by several parties. The second credit consists of a $4.5 million credit secured by undeveloped real estate with a significant loan from a third-party investor group in second position behind our lien. The borrower continues to keep this loan current while both parties negotiate a workout. We had previously established a specific reserve for impairment of $3.1 million on this credit, which Management believes is sufficient given the value of the property as well as guarantor support.

The fourth previously reported relationship consisted of a $3.1 million credit secured with Class A commercial office space in the Portland, Oregon area. This credit was paid in full during the quarter with no loss sustained by the Bank.

The fifth previously reported relationship totaling $3.0 million is comprised of multiple loans secured by approved residential building lots and by completed and partially completed residential units, all situated in central Oregon. During this quarter, negotiations continued with the borrower to obtain the collateral and to restructure the remaining debt with a goal of avoiding any further loss. Once the Bank obtains the underlying collateral, it will be marketed and any deficiency pursued. A specific reserve for impairment in the amount of $598,000 has been established for this credit.

The sixth previously reported credit consists of notes totaling $2.8 million. The loans were for property acquisition and development as well as residential unit construction in central Oregon. Based on updated appraisals and cross collateral/cross default provisions, we do not anticipate any significant loss when we obtain the underlying collateral through foreclosure or restructuring of the debt. We have been working with the borrower to bring this relationship to a positive conclusion.

A number of credit relationships totaling $30.8 million were moved to non-performing status during the most recent quarter. The first of these credit relationships consists of multiple notes totaling $10.7 million, all secured by commercial property including an assisted living facility, commercially zoned land and a non-owner occupied commercial building. Two of the properties are in Oregon and one in Northern California. The borrower has experienced severe cash flow difficulties and is attempting to sell assets. We have obtained updated appraisals on the properties and, as a result, have established a specific reserve for impairment of $480,000. Negotiations with the borrower are on-going and legal actions have been initiated.

The second relationship consists of two notes totaling $6.3 million. This relationship is secured by two residential developments in Central Oregon. Based on updated appraisals, a specific reserve for impairment has been established for these credits in the amount of $360,000, and negotiations with the borrower continue.

The third relationship consists of multiple notes totaling $6.3 million. This borrower has been impacted by a real estate related business that failed with the downturn of the mortgage lending industry. He has been working with all of his creditors to establish an orderly plan to sell assets. Our collateral consists of residential development lots, a utility system infrastructure and other commercial property in Southern Oregon. We have agreed to a restructure of this credit and will be monitoring it closely for performance. Based on current collateral values, we anticipate no loss at this time.

The fourth credit relationship moved to non-performing status during the quarter consists of notes totaling $4.8 million. The notes are secured by residential lots or bare land in Central Oregon. Updated appraisals have been ordered and a specific reserve for impairment has been established in the amount of $477,000, based on Management’s evaluation of the collateral value.

The last of the new credit relationships moved to non-performing status this quarter is comprised of loans totaling $2.7 million. The collateral includes two commercial buildings and two completed spec homes in Southern Oregon. A restructure plan was in place during the third quarter; however, due to delays in the sale of collateral securing one of the loans, the relationship went past due over 90 days as of quarter end. We are working with the borrower on the restructure plan and anticipate a reduction of the debt during the fourth quarter. Based on appraised values of the remaining collateral, we anticipate no loss on this relationship.

As reported last quarter, the bank strengthened its concentration of resources directed at dealing with non-performing assets in late 2007 to provide a proactive, centralized and focused approach to expediting potential collections, recoveries, workouts and liquidations of criticized assets. The continuing results from these actions were evident during the most recent quarter with foreclosure actions commenced and liquidations scheduled or initiated. More importantly, this team is working closely with borrowers that are motivated to resolve their financial issues through properly collateralized restructures and workouts. In addition, the team is proactive in contacting distressed asset investors in anticipation of soliciting interest in acquiring notes or foreclosed property. The holding costs of certain other real estate owned are being reviewed as current volatile market conditions may warrant holding some foreclosed assets for future gains. With shareholder value in mind, our team will continue to evaluate these assets and act accordingly.

Total deposits increased to $1.23 billion at September 30, 2008, a $5.1 million or 0.4% increase when compared to the deposit total as of June 30, 2008. During 2007, the Bank began utilizing brokered certificates of deposits as part of its funding strategy in order to support the Bank’s overall liquidity needs. Deposits at September 30, 2008, include $133.2 million in brokered certificates of deposit as compared to $59.3 million in brokered deposits at December 31, 2007.

Net loan volume continues to exceed our level of deposits. As of September 30, 2008, our loan-to-deposit ratio of 101.8% compared to a ratio of 108.3% as of December 31, 2007, and 107.0% as of September 30, 2007. Overall demand for loans has been steady and as anticipated, deposit growth, particularly in our newest market areas, has lagged behind loan production. The Bank’s deposit mix remained stable, consisting of 18.8% non-interest bearing demand. Core deposits, consisting of non-interest bearing demand, interest-bearing demand and regular savings deposits represented 52.6%, while time deposits (excluding brokered deposits) comprised 36.5% of total deposits, with brokered deposits providing an additional 10.9% of total deposits.

Management closely monitors the Bank’s liquidity needs and maintains the ability to borrow from the Federal Home Loan Bank of Seattle and other correspondent banks, as well as to source deposits through the brokered CD market. For more information about liquidity refer to the Liquidity and Capital Resources section below.

The table below sets forth certain summary balance sheet information for September 30, 2008, and December 31, 2007:

			Increase (Decrease)
	September 30,	December 31,
	2008	2007	9/30/08 – 12/31/07

(Dollars in 000's)

ASSETS
Federal funds sold	$ 4,995	$ 10,350	$ (5,355)	-51.74%
Securities available for sale	204	222	(18)	-8.11%
Securities held to maturity	30,537	6,098	24,439	400.77%
Securities - CRA's	4,000	-	4,000	100.00%
Restricted equity investments	3,628	1,865	1,763	94.53%
Loans, net	1,247,576	1,012,838	234,738	23.18%
Other assets (1)	182,279	126,588	55,691	43.99%

Total assets	$ 1,473,219	$ 1,157,961	$ 315,258	27.23%

LIABILITIES
Non-interest-bearing
deposits	$ 230,619	$ 199,941	$ 30,678	15.34%
Interest-bearing
deposits	995,299	735,374	259,925	35.35%

Total deposits	1,225,918	935,315	290,603	31.07%

Other liabilities (2)	59,011	94,971	(35,960)	-37.86%

Total liabilities	1,284,929	1,030,286	254,643	24.72%

SHAREHOLDERS’
EQUITY	188,290	127,675	60,615	47.48%

Total liabilities
and share-
holder’s equity	$ 1,473,219	$ 1,157,961	$ 315,258	27.23%

(1)	Includes cash and due from banks, other equity investments, premises and equipment, goodwill, core deposit intangible, accrued interest receivable and bank-owned life insurance.
(2)	Includes borrowings, accrued interest payable and other liabilities.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY – Liquidity enables the Company to fund loan commitments and meet customer withdrawals of deposits. The Company maintains its liquidity position through maintenance of cash resources, the stability of and growth in our core deposit base and through our ability to borrow funds from committed sources of credit and/or to source brokered deposits.

As of September 30, 2008, the Company’s overall liquidity position remained relatively stable when compared to December 31, 2007. The Bank’s loan volume continues to exceed deposits as reflected in its loan-to-deposit ratio at September 30, 2008, June 30, 2008, and December 31, 2007 of 101.8%, 102.3% and 108.3%, respectively. Liquidity in the form of excess cash and funds invested on a short-term basis as federal funds sold and interest-earning deposits with the FHLB decreased approximately $5.3 million while borrowed funds in the form of federal funds purchased and FHLB advances decreased $54.7 million as of September 30, 2008, when compared to December 31, 2007. Investment securities either held-to-maturity or available-for-sale increased by a net $24.4 million primarily as a result of securities acquired in the Stockmans merger. All of the Company’s investment securities are pledged for collateralization of public funds on deposit and, therefore, are not available for purposes of liquidity. Historically, our pledging requirements have been met through the use of our securities portfolio and more recently supplemented by our borrowing capacity through the use of letters of credit to meet pledging requirements. As of September 30, 2008, in addition to the full use of our securities portfolio, the Bank was using letters of credit totaling $10.1 million to satisfy its pledging requirements.

Management maintains contingency plans for addressing the Company’s ongoing liquidity needs and presently believes the Bank’s stable core deposit base provides for flexibility and opportunity should Management decide to attract deposits more aggressively by increasing the rate of interest offered on certain deposits–particularly certificates of deposit. Further, should loan demand outpace our ability to gather sufficient deposits or maintain adequate funding from other borrowings, the Company could slow its loan growth through various policy changes including increased pricing. The Company maintains a secured line-of-credit with the FHLB. As of September 30, 2008, the Bank had $48,000 of borrowings advanced from the FHLB and an aggregate of $10.1 million in letters of credit issued by the FHLB on behalf of the Company to meet its public funds deposit pledging requirements. The Company also had an immediate availability to borrow an additional $37.1 million under the Company's credit line with FHLB. The Company has unsecured federal funds credit lines for up to $125.0 million available from various correspondent banks as of September 30, 2008, pursuant to which $13.3 million was outstanding.

At September 30, 2008, the Company had approximately $150.6 million in outstanding commitments to extend credit for approved loans and construction projects. Under the terms of construction project commitments, completion of specified project benchmarks must be certified before funds may be drawn. Additionally, we anticipate that a portion of these commitments will expire or terminate without funding. Management believes that the Company's available resources will be sufficient to fund these commitments in the normal course of business.

As disclosed in the Consolidated Statements of Cash Flows, net cash provided by operating activities totaled $14.5 million during the nine months ended September 30, 2008 and was provided primarily by net income supplemented with non-cash operating expenses such as provision for loan losses. Net cash of $48.8 million provided from investing activities was derived principally from $90.6 million in cash acquired pursuant to the Stockmans Financial Group merger offset by $41.2 million in loan originations during the first nine months of 2008. Cash used in financing activities, totaling $84.1 million, was principally comprised of a $32.6 million paydown of Federal Home Loan Bank borrowings, a $40.7 million reduction in Fed Funds purchased, and a $6.4 million decline in deposits.

CAPITAL RESOURCES – Federal banking regulators require the measurement of various capital ratios, including risk-based capital measurements. Risk-weighted ratios require an analysis that weights balance sheet and off-balance sheet items for their inherent risk. It requires minimum standards for risk-based capital by capital tier. As a minimum requirement for banks, the total risk-based capital ratio should be at least 10.00%, the Tier 1 capital ratio should be at least 6.00%, and the leverage capital ratio should be at least 5.00% . At September 30, 2008, the Bank’s regulatory capital ratios were as follows: total risk-based capital ratio was 11.36%, Tier 1 capital ratio was 10.10% and the leverage capital ratio was 9.87% . Regulatory capital ratios for the Company as a whole at September 30, 2008 were total risk-based capital of 11.47%, Tier 1 capital ratio was 10.21% and leverage capital ratio of 9.98% . If the Company achieved only minimum regulatory capital levels, further growth could be restricted to the level attainable through generation and retention of net income or the Company might find it necessary to seek additional capital from outside sources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises principally from interest rate risk in its lending, deposit and borrowing activities. Management actively monitors and manages its interest rate risk exposure. Although the Company manages other risks, such as credit quality and liquidity risk, in the normal course of business, Management considers interest rate risk to be a significant market risk, which could have the largest material effect on the Company's financial condition and results of operations. Other types of market risks, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities. The Company did not experience a significant change in market risk at September 30, 2008, as compared to December 31, 2007.

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

ITEM 1A. RISK FACTORS – Other than as discussed below, there were no material changes in the risk factors disclosure as presented in the Company’s 2007 Form 10-K for the fiscal year ended December 31, 2007.

Collateral Valuation Risk – Dramatic fluctuations in real estate collateral values could adversely affect our operating results in the event widespread foreclosure activity occurs related to loans we have extended to our customers. Real estate values reflected extreme volatility during the past nine months that was sometimes evident, but frequently undetermined or uncertain. Since a portion of our loan portfolio is comprised of loans that rely in varying degrees on the collateral value of real estate to provide assurance of recovery of principal and interest due from the borrower, this volatility in real estate values creates collateral risk that has not previously been a significant risk factor, at least in recent years. Our lending policies provide for loan to value ratios that are intended to assure that adequate collateral exists in any economic environment. Additionally, personal guarantees from borrowers are required. However, extreme real estate volatility has proven problematic due to the decline of collateral values as well as reduced guarantor liquidity, since many of these categories of borrowers have liquidity that is tied to marketability of other real estate holdings also subject to volatile valuations. The foregoing factors have generally increased the potential for losses from the sale of collateral following foreclosure actions. While we attempt to mitigate any losses of this nature by rigorously following our internal policies to minimize collateral dependent loans and by arranging sales of any foreclosed property in an orderly manner to maximize the net proceeds available to the bank, we can provide no assurances that such losses will not occur in the future.

Impairment Risk – A significant decline in the Company’s market value could result in an impairment of the goodwill we have recorded in connection with acquisitions. At September 30, 2008, we had approximately $75.2 million of goodwill on our balance sheet. Goodwill is not amortized but rather evaluated for impairment on an annual basis or more frequently if events or circumstances indicate that a potential impairment exists. Such evaluation is based upon a variety of factors, including the quoted market price of our common stock, market prices of common stocks of other banking organizations, common stock trading multiples, discounted cash flows and data from comparable acquisitions. Recently, the market price of our common stock has been trading at below book value, including goodwill and other intangible assets. If impairment of goodwill is deemed to exist, we may be required to write down our assets, resulting in a charge to earnings.

There can be no assurance that recently enacted legislation authorizing the U.S. Treasury to purchase equity interests in financial institutions and purchase assets from financial institutions will help stabilize the financial system. On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”). The legislation was the result of a proposal by Treasury Secretary Henry Paulson to the U.S. Congress on September 20, 2008 in response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions. There can be no assurance as to the actual impact that the EESA will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of the EESA to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

Difficult market conditions have adversely affected the financial services industry. The capital and credit markets have been experiencing unprecedented volatility and disruption for more than twelve months. In recent months, the volatility and disruption has reached unprecedented levels. Dramatic declines in the housing market over the past year, with falling home prices and increasing foreclosures and unemployment have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs have caused many financial institutions to seek additional capital, to merge with other institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets has adversely affected the Bank’s business, financial condition and results of operations. The Company does not expect that the difficult conditions in the financial markets are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on the Bank and others in the financial institutions industry. In particular, the Bank may face the following risks in connection with these events:

  Increased regulation of our industry, including as a result of the Emergency Economic Stabilization Act of 2008. Compliance with such regulation may increase the Bank’s costs and limit its ability to pursue business opportunities.
  The Bank’s ability to assess the creditworthiness of our customers may be impaired if the models and approaches the Bank uses to select, manage, and underwrite its customers become less predictive of future behaviors.
  The process the Bank uses to estimate losses inherent in its credit exposure requires difficult, subjective, and complex judgments, including forecasts of economic conditions and how these economic predictions might impair the ability of the Bank’s borrowers to repay their loans, which may no longer be capable of accurate estimation which may, in turn, impact the reliability of the process.
  The Bank may be required to pay significantly higher Federal Deposit Insurance Corporation premiums because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.
  There may be downward pressure on the Company’s stock price.
  The Bank’s ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions and government sponsored entities.
  The Bank may face increased competition due to intensified consolidation of the financial services industry.

If current levels of market disruption and volatility continue or worsen, there can be no assurance that the Company will not experience an adverse effect, which may be material, on its ability to access capital and on its business, financial condition and results of operations.

Conditions in the financial markets may limit our access to additional funding to meet our liquidity needs. Liquidity is essential to the Bank’s business. An inability to raise funds through deposits, borrowings, the sale or pledging as collateral of loans and other assets could have a substantial negative effect on the Bank’s liquidity. The Bank’s access to funding sources in amounts adequate to finance its activities could be impaired by factors that affect the Bank specifically or the financial services industry in general. Factors that could detrimentally impact the Bank’s access to liquidity sources include a decrease in the level of business activity due to a market down turn or adverse regulatory action against the Bank. The Bank’s ability to borrow could also be impaired by factors that are nonspecific to the Bank, such as severe disruption of the financial markets or negative use and expectations about the prospects for the financial services industry as a whole as evidenced by recent turmoil in the domestic and worldwide credit markets.

The Bank’s wholesale funding sources may prove insufficient to replace deposits at maturity and support our future growth. The Bank must maintain sufficient funds to respond to the needs of depositors and borrowers. As a part of its liquidity management, the Bank uses a number of funding sources in addition to core deposit growth and repayments and maturities of loans and investments. As the

Bank continues to grow, it is likely to become more dependent on these sources, which include Federal Home Loan Bank advances, proceeds from the sale of loans and liquidity resources at the Company. At September 30, 2008, the Bank had approximately $13.3 million of fed funds outstanding. The Company’s financial flexibility will be severely constrained if the Bank is unable to maintain access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. If the Bank is required to rely more heavily on more expensive funding sources to support future growth, revenues may not increase proportionately to cover costs, and profitability would be adversely affected.

Federal and state governments could pass legislation responsive to current credit conditions. The Bank could experience higher credit losses because of federal or state legislation or regulatory action that reduces the amount the Bank's borrowers are otherwise contractually required to pay under existing loan contracts. Also, the Bank could experience higher credit losses because of federal or state legislation or regulatory action that limits the Bank's ability to foreclose on property or other collateral or makes foreclosure less economically feasible.

Changes in accounting standards may impact how we report our financial condition and results of operations. Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time the Financial Accounting Standards Board (“FASB”) changes the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be difficult to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in a restatement of prior period financial statements.

The value of securities in our investment securities portfolio may be negatively affected by continued disruptions in securities markets. The market for some of the investment securities held in our portfolio has become extremely volatile over the past twelve months. Volatile market conditions may detrimentally affect the value of these securities, such as through reduced valuations due to the perception of heightened credit and liquidity risks. There can be no assurance that the declines in market value associated with these disruptions will not result in other than temporary impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	[Not applicable.]
(b)	[Not applicable.]
(c)	[Not applicable.]

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(a)	[Not applicable.]
(b)	[Not applicable.]

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

[None.]

ITEM 5. OTHER INFORMATION [None.]

ITEM 6. EXHIBITS

(a)	Exhibits

	3.1	Articles of Incorporation of PremierWest Bancorp (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4 filed November 16, 2007, File No. 333-147460)
	3.2	Amended and Restated Bylaws of PremierWest Bancorp (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-4 filed November 16, 2007, File No. 333-147460)
	31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Chief Financial Officer and Principal Accounting Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
	32.2	Certification of Chief Financial Officer and Principal Accounting Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

SIGNATURES: Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: November 10, 2008

PREMIERWEST BANCORP

/s/ John L. Anhorn
John L. Anhorn, Chief Executive Officer

/s/ Michael D. Fowler
Michael D. Fowler, Chief Financial Officer and Principal Accounting Officer