Form 10-K
period 2008-12-31
PREMIERWEST BANCORP
filed 2009-03-18
CIK 1102287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2008
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
Yes [   ] No [ X ]

As of June 30, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $118,447,423 based on the $5.84 closing price as reported on the National Association of Securities Dealers Automated Quotation System National Market System.

The number of shares outstanding of Registrant's common stock as of March 6, 2009 was 23,588,217.

Documents Incorporated by Reference

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held May 28, 2009 are incorporated by reference into Part III.

PREMIERWEST BANCORP FORM 10-K TABLE OF CONTENTS

		PAGE

Disclosure Regarding Forward Looking Statements		1

PART I
Item 1.	Business	1 - 9
Item 1A.	Risk Factors	9 - 12
Item 1B.	Unresolved Staff Comments	12
Item 2.	Properties	12
Item 3.	Legal Proceedings	13
Item 4.	Submission of Matters to a Vote of Security Holders	13

PART II

Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters	14 - 15
Item 6.	Selected Financial Data	16
Item 7.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	17 - 38
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	38 - 40
Item 8.	Financial Statements and Supplementary Data	41
Item 9.	Changes In and Disagreements with Accountants on Accounting
	and Financial Disclosure	42
Item 9A.	Controls and Procedures	42
Item 9B.	Other Information	42

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	43
Item 11.	Executive Compensation	43
Item 12.	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters	43
Item 13.	Certain Relationships and Related Transactions, and Director Independence	43
Item 14.	Principal Accounting Fees and Services	43

PART IV

Item 15.	Exhibits and Financial Statement Schedules	44 - 45

SIGNATURES		46 - 47

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     This report includes “forward-looking statements” within the meaning of the "safe-harbor" provisions of Sections 21D and 21E of the Securities Exchange Act of 1934, as amended. Other than for statements of historical fact, all statements about our financial position and results of operations, business strategy and Management's plans and objectives for future operations are forward-looking statements. When used in this report, the words "anticipate," "believe," "estimate," "expect," and "intend" and words or phrases of similar meaning, as they relate to the Company or Management, are intended in part to help identify forward-looking statements. Examples of forward-looking statements include, but are not limited to: statements that include projections or Management's expectations for revenues, income or expenses, earnings per share, capital expenditures, dividends, capital structure and other financial items; statements of the plans and objectives of the Company, its Management or its Board of Directors, including the introduction of new products or services, plans for expansion, acquisitions or future growth and estimates or predictions of actions by customers, vendors, competitors or regulatory authorities; statements about future economic performance; statements of assumptions underlying other statements about the Company and its business; statements regarding the adequacy of the allowance for loan losses; and descriptions of assumptions underlying or relating to any of the foregoing. Although Management believes that the expectations reflected in forward-looking statements are reasonable, we can make no assurance that such expectations will prove correct. Forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements. For a more comprehensive discussion of the risk factors impacting our business refer to Item 1A Risk Factors in this report beginning on page 9. These risks and uncertainties include the effect of competition and our ability to compete on price and other factors; deterioration in credit quality, or in the value of the collateral securing our loans, due to higher interest rates, increased unemployment, further or continued disruptions in the credit markets, or other economic factors; customer acceptance of new products and services; economic conditions and events that disproportionately affect our business due to regional concentration; general business and economic conditions, including the residential and commercial real estate markets; interest rate changes; regulatory and legislative changes; changes in the demand for loans and changes in consumer spending, borrowing and savings habits; changes in accounting policies; our ability to maintain or expand our market share or our net interest margin; factors that could limit or delay implementation of our marketing and growth strategies; and our ability to integrate acquired branches or banks. Other risks include those identified from time to time in our past and future filings with the Securities and Exchange Commission. Note that this list of risks is not exhaustive, and risks identified are applicable as of the date made and cannot be updated. You should not unduly rely on forward-looking statements. They give our expectations about the future and are not guarantees. Forward-looking statements speak only as of the date they are made, and we do not undertake to update them to reflect changes that occur after the date they are made. This report includes information about our historical financial performance, and this information should not be considered as an indication or projection of future results.

PART I

ITEM 1.      BUSINESS

INTRODUCTION

     PremierWest Bancorp, an Oregon corporation (the "Company"), is a bank holding company headquartered in Medford, Oregon. The Company operates primarily through its principal subsidiary, PremierWest Bank ("PremierWest Bank" or "Bank" and collectively with the Company, "PremierWest"), which offers a variety of financial services.

     PremierWest earned $648,000 for the year ended December 31, 2008, a 95.71% decrease compared to net income of $15.1 million for 2007. Net income of $15.1 million in 2007 was up 3.10% over 2006 earnings of $14.6 million. Our diluted earnings per share were $0.02, $0.82 and $0.79 for the years ended 2008, 2007 and 2006, respectively. Return on average shareholders' equity was 0.35% for the year ended December 31, 2008 compared to the return on average shareholders’ equity of 12.25% and 13.26% for 2007 and 2006, respectively.

SUBSIDIARIES

     PremierWest Bank conducts a general commercial banking business, gathering deposits from the general public and applying those funds to the origination of loans for commercial, real estate, consumer purposes and investments. The Bank was created from the merger of Bank of Southern Oregon and Douglas National Bank on May 8, 2000, and the simultaneous formation of a bank holding company for the resulting bank, PremierWest Bank.

In April 2001, the Company acquired Timberline Bancshares, Inc., and its wholly-owned subsidiary, Timberline Community Bank ("Timberline"), with eight branch offices located in Siskiyou County in northern California. On January 23, 2004, the Company acquired Mid Valley Bank, with five branch offices located in the northern California counties of Shasta, Tehama and Butte. This acquisition was accounted for as a purchase; accordingly, the consolidated financial statements of PremierWest Bancorp include the results of operation of Mid Valley Bank since the date of acquisition. On January 26, 2008, the Company acquired Stockmans Financial Group and its wholly owned banking subsidiary, Stockmans Bank, with five branch offices located in the greater Sacramento, California area. This acquisition was accounted for as a purchase and is reflected in the 2008 consolidated financial statements of PremierWest from the date of acquisition forward.

     PremierWest Bank adheres to a community banking strategy by offering a full range of financial products and services through its network of branches encompassing a two state region between northern California and southern Oregon from Roseburg, Oregon, to the north; the markets situated around Sacramento, California, to the south; and the Bend/Redmond area of Deschutes County located in central Oregon. The Bank has three subsidiaries: Premier Finance Company, PremierWest Investment Services, Inc., and Blue Star Properties, Inc. Premier Finance Company originates consumer loans from offices located in Medford, Grants Pass, Klamath Falls, Roseburg, Coos Bay, Eugene and Portland, Oregon and Redding, California. PremierWest Investment Services, Inc., provides investment brokerage services to customers throughout the Bank's market. Blue Star Properties, Inc. serves solely to hold real estate properties for PremierWest and presently has no properties under its ownership.

PRODUCTS AND SERVICES

     PremierWest Bank offers a broad range of banking services to its customers, principally to small and medium-sized businesses, professionals and retail customers.

     Loan and lease products - PremierWest Bank makes commercial and real estate loans, construction loans for owner-occupied and investment properties, leases through a third-party vendor, and secured and unsecured consumer loans. Commercial and real estate-based lending has been the primary focus of the Bank's lending activities.

     Commercial lending - PremierWest Bank offers specialized loans for business and commercial customers, including equipment and inventory financing, accounts receivable financing, operating lines of credit and real estate construction loans. PremierWest Bank also makes certain Small Business Administration loans to qualified businesses. A substantial portion of the Bank's commercial loans are designated as real estate loans for regulatory reporting purposes because they are secured by mortgages and trust deeds on real property, even if the loans are made for the purpose of financing commercial activities, such as inventory and equipment purchases and leasing, and even if they are secured by other assets such as equipment or accounts receivable.

     One of the primary risks associated with commercial loans is the risk that the commercial borrower might not generate sufficient cash flows to repay the loan. PremierWest Bank’s underwriting guidelines require secondary sources of repayment, such as real estate collateral, and generally require personal guarantees from the borrower's principals.

     Real estate lending - Real estate is commonly a material component of collateral for PremierWest Bank's loans. Although the expected source of repayment for these loans is generally business or personal income, real estate collateral provides an additional measure of security. Risks associated with loans secured by real estate include fluctuating property values, changing local economic conditions, changes in tax policies and a concentration of real estate loans within a limited geographic area.

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

     Deposit products and other services - PremierWest Bank offers a variety of traditional deposit products to attract both commercial and consumer deposits through checking and savings accounts, money market accounts and certificates of deposit. The Bank also offers safe deposit facilities, traveler's checks, money orders and automated teller machines at most of its facilities.

     PremierWest Bank's investment subsidiary, PremierWest Investment Services, Inc., provides investment brokerage services to its customers through a third-party broker-dealer arrangement as well as through independent insurance companies allowing for the sale of investment and insurance products such as stocks, bonds, mutual funds, annuities and other insurance products.

MARKET AREA

     PremierWest Bank conducts a regional community banking business in southern and central Oregon and northern California through a network of 46 full service bank branches. The Bank has evolved over the past eight years through a combination of acquisitions and de novo branch openings and its geographic footprint can be subdivided into several key market areas that are generally identifiable by a specific community, county or combination thereof.

     The Company serves Jackson County, Oregon, from its main office facility in Medford with six branch offices in Medford and a branch office in each of the surrounding communities of Central Point, Eagle Point, Ashland and Shady Cove. Medford is the seventh largest city in Oregon and is the center for commerce, medicine and transportation in southwestern Oregon. PremierWest Bank also serves Josephine County with two full service branches in Grants Pass, Oregon. The principal industries in Jackson and Josephine Counties include forest products, manufacturing and agriculture. Other manufacturing segments include electrical equipment and supplies, computing equipment, printing and publishing, fabricated metal products and machinery, and stone and concrete products. In the non-manufacturing sector, significant industries include recreational services, wholesale and retail trades, as well as medical care, particularly in connection with the area's growing retirement community.

     Another primary market area is in Douglas County with four branches in Roseburg, Oregon, and four branches located in the communities of Winston, Glide, Sutherlin and Drain. The economy in Douglas County has historically depended on the forest products industry, as compared to other market areas along the Interstate 5 corridor, including those in Medford and Grants Pass and those in northern California, which are somewhat more economically diversified.

     Also in Oregon and located inland from the Interstate 5 corridor, PremierWest Bank operates four branches. Two are located in Klamath Falls in Klamath County. Klamath County's principal industries include lumber and wood products, agriculture, transportation, recreation and government. Two other branch offices are located in Deschutes County, with a branch in both Bend and Redmond. This area’s principle businesses include recreation, tourism, education and manufacturing.

     The Bank has established offices within seven counties in California. In Siskiyou County there are eight branch locations in the communities of Dorris, Dunsmuir, Greenview, McCloud, Mt. Shasta, Tulelake, Weed and Yreka. In Shasta County there are three branch locations with two located in Redding and one in Anderson. In Tehama County there are two branches with one in Corning and one in Red Bluff. In Yolo County there is one branch office in Woodland. Placer County has a branch in Roseville and Butte County has two offices in Chico.

The economy of northern California from Siskiyou County south to Butte County is primarily involved in government services, retail trade and services, education, healthcare, agriculture, recreation and tourism.

     As a result of the January 2008 acquisition of Stockmans Bank, the Company now has five branch locations in Sacramento County. These branches are located in the greater Sacramento area in the communities of Elk Grove, Folsom, Galt, Natomas and Rocklin. These branches have established PremierWest Bank’s most southern reach in California. In addition to wholesale and retail trade, the key industries include agriculture and food processing, manufacturing, transportation and distribution, education, healthcare and government services.

     While PremierWest Bank does business in many different communities, the geographic areas we serve make the Bank more reliant on local economies in contrast to super-regional and national banks. Nevertheless, Management considers the diversity of our customers, communities, and economic sectors a source of strength and competitive advantage in pursuing our community banking strategy.

INDUSTRY OVERVIEW

     The commercial banking industry continues to undergo increased competition, consolidation and change. In addition to traditional competitors such as banks and credit unions, noninsured financial service companies such as mutual funds, brokerage firms, insurance companies, mortgage companies and leasing companies now offer alternative investment opportunities for customers’ funds and lending sources for their needs. Banks have been granted extended powers to better compete with these financial service providers through the limited right to sell insurance, securities products and other services; however, the percentage of financial transactions handled by commercial banks continues to decline as the market penetration of other financial service providers has grown. The ultimate impact on the commercial banking industry of the economic downturn experienced in 2008 cannot be predicted with meaningful accuracy, but it is reasonable to assume that the pace of consolidation and the level of regulation will both increase in the short run.

     PremierWest Bank's business model is to compete on the basis of customer service, not solely on price, and to compete for deposits by offering a variety of accounts at rates generally competitive with other financial institutions in the area.

     PremierWest Bank's competition for loans comes principally from commercial banks, savings banks, mortgage companies, finance companies, insurance companies, credit unions and other traditional lenders. We compete for loans on the basis of interest rates and loan fees, our array of commercial and mortgage loan products and the efficiency and quality of our services. Lending activity can also be affected by our liquidity, local and national economic conditions, current interest rate levels and loan demand. As described above, PremierWest Bank competes with larger commercial banks by emphasizing a community bank orientation and personal service to both commercial and individual customers.

EMPLOYEES

     As of December 31, 2008, PremierWest Bank had 509 full-time equivalent employees compared to 445 at December 31, 2007. None of our employees are represented by a collective bargaining group. Management considers its relations with employees to be good.

WEBSITE ACCESS TO PUBLIC FILINGS

     PremierWest makes available all periodic and current reports, free of charge, in the “Investors” section of PremierWest Bank's website, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission ("SEC"). PremierWest Bank's website address is www.PremierWestBank.com. The contents of our website are not incorporated into this report or into our other filings with the SEC.

GOVERNMENT POLICIES

     The operations of PremierWest and its subsidiaries are affected by state and federal legislative changes and by policies of various regulatory authorities, including those of the states of Oregon and California, the Federal Reserve Bank and the Federal Deposit Insurance Corporation. These policies include, for example, statutory maximum legal lending limits and rates, domestic monetary policies of the Board of Governors of the Federal Reserve System, United States fiscal policy, and capital adequacy and liquidity constraints imposed by national and state regulatory agencies.

SUPERVISION AND REGULATION

     General - In 2008, the banking industry, as well as other sectors of the United States economy, saw a number of unprecedented and wide sweeping changes in federal regulation. The most significant of these changes resulted from the passage of the Emergency Economic Stabilization Act of 2008 (“EESA”). The purpose of this legislation was to enable Congress to strengthen our financial markets and promote the flow of credit to businesses and consumers.

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

     Banks are also subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal shareholders or any related interest of such persons. Extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral as, and follow credit underwriting procedures that are not less stringent than, those prevailing at the time for comparable transactions with persons not affiliated with the Company, and (ii) must not involve more than the normal risk of repayment or present other unfavorable features. Banks are also subject to certain lending limits and restrictions on overdrafts to such persons. A violation of these restrictions may result in the assessment of substantial civil monetary penalties on the bank or any officer, director, employee, agent or other person participating in the conduct of the affairs of that bank, the imposition of a cease and desist order and other regulatory sanctions.

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

     FDICIA included provisions to reform the federal deposit insurance system, including the implementation of risk-based deposit insurance premiums. FDICIA also permits the FDIC to make special assessments on insured depository institutions in amounts determined by the FDIC to be necessary to give it adequate assessment income to repay amounts borrowed from the U.S. Treasury and other sources or for any other purpose the FDIC deems necessary. Pursuant to FDICIA, the FDIC implemented a transitional risk-based insurance premium system on January 1, 1993. Under this system, banks are assessed insurance premiums according to how much risk they are deemed to present to the Bank Insurance Fund (“BIF”). Banks with higher levels of capital and a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or involving a higher degree of supervisory concern. PremierWest Bank qualifies for the lowest premium level, and currently pays only the statutory minimum rate.

     In 2008, the banking industry, as well as other sectors of the United States economy, realized a number of changes in federal regulation due to the disruption in credit market operations. The most significant of these changes that affected the Company are discussed below.

     Temporary Liquidity Guarantee Program (“TLGP”) – On October 13, 2008, the FDIC announced the TLGP to strengthen confidence and encourage liquidity in the banking system. The TLGP consists of two components: a temporary guarantee of newly-issued senior unsecured debt (the Debt Guarantee Program) and a temporary unlimited guarantee of funds in non-interest-bearing transaction and regular checking accounts at FDIC-insured institutions (the Transaction Account Guarantee Program). On December 5, 2008, the Company elected to participate in both the Debt Guarantee Program and Transaction Account Guarantee Program. However, the Company declined the option of issuing certain non-guaranteed senior unsecured debt before issuing the maximum amount of guaranteed debt.

     Term Auction Facility Program (“TAF”) – On December 12, 2007, the Federal Reserve announced the TAF program. The TAF program allows a depository institution, judged to be in generally sound financial condition and eligible to borrow under the primary credit discount window program, to place a bid for an advance from its local Federal Reserve Bank at an interest rate that is determined as the result of an auction. These advances must be fully collateralized.

     By allowing the Federal Reserve to inject term funds through a broader range of counterparties and against a broader range of collateral than open market operations, the Federal Reserve hopes to ensure that liquidity provisions can be disseminated efficiently even when the unsecured interbank markets are under stress.

     Troubled Asset Relief Program (“TARP”) – On October 14, 2008, the U.S. Department of Treasury announced the TARP Capital Purchase Program. The TARP Capital Purchase Program contemplates the U.S. Treasury purchasing senior preferred shares in qualified U.S. financial institutions. The program is intended to encourage participating financial institutions to build capital in order to increase the flow of financing to U.S. businesses and consumers and to support the U.S. economy. Companies participating in the program must accept standardized terms as outlined by the U.S. Treasury and must adopt the Treasury Department’s standards for executive compensation and corporate governance. Additionally, participants must agree to accept future program requirements as may be promulgated by the U.S. Congress and regulatory authorities.

     Deposit Insurance – As part of the EESA, the basic limit on federal deposit insurance coverage was temporarily increased from $100,000 to $250,000 per depositor through December 31, 2009 by the FIDC. Deposit insurance coverage for retirement accounts was not changed and remains at $250,000. The deposits of PremierWest are currently insured to a maximum of $250,000 per depositor through the Bank Insurance Fund, administered by the FDIC. As part of this program, PremierWest is required to pay quarterly deposit insurance premium assessments to the FDIC. PremierWest opted to participate in the Transaction Account Guarantee Program, which provides unlimited deposit insurance for non-interest bearing transaction accounts and for regular savings accounts, resulting in a quarterly deposit insurance premium assessment paid to the FDIC.

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

     The FDIC and Federal Reserve have adopted risk-based capital guidelines for banks and bank holding companies. The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The current guidelines require all bank holding companies and federally regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Generally, banking regulators expect banks to maintain capital ratios well in excess of the minimum.

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

     Banks' assets are given risk-weights of 0%, 20%, 50% and 100%. In addition, certain off-balance sheet items are given credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. These computations result in the total risk-weighted assets.

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

     Changing Regulatory Structure of the Banking Industry - The laws and regulations affecting banks and bank holding companies frequently undergo significant changes. Pending bills, or bills that may be introduced in the future, may be expected to contain proposals for altering the structure, regulation, and competitive relationships of the nation's financial institutions. If enacted into law, these bills could have the effect of increasing or decreasing the cost of doing business, limiting or expanding permissible activities (including insurance and securities activities), or affecting the competitive balance among banks, savings associations and other financial institutions. Some of these bills could reduce the extent of federal deposit insurance, broaden the powers or the geographical range of operations of bank holding companies, alter the extent to which banks will be permitted to engage in securities activities, and realign the structure and jurisdiction of various financial institution regulatory agencies. Whether, or in what form, any such legislation may be adopted or the extent to which the business of the Company might be affected thereby cannot be predicted with certainty.

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

     Activities that are "financial in nature" include activities normally associated with banking, such as lending, exchanging, transferring and safeguarding money or securities and investing for customers. Financial activities also include the sale of insurance as agent (and as principal for a financial holding company, but not for a financial subsidiary of a bank), investment advisory services, underwriting, dealing or making a market in securities, and any other activities previously determined by the Federal Reserve to be permissible non-banking activities.

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

     The Sarbanes-Oxley Act ("Sarbanes-Oxley" or "Act") of 2002 implemented legislative reforms intended to address corporate and accounting fraud. Sarbanes-Oxley applies to publicly reporting companies including PremierWest Bancorp. The legislation established the Public Company Accounting Oversight Board whose duties include the registering of public accounting firms and the establishment of standards for auditing, quality control, ethics and independence relating to the preparation of public company audit reports by registered accounting firms. The Act includes numerous provisions, but in particular, Section 404 that requires PremierWest Bancorp's Management, to assess the adequacy and effectiveness of its internal controls over financial reporting. As of December 31, 2008, Management believes the Company is in full compliance with the requirements and provisions of Sarbanes-Oxley.

ITEM 1A.     RISK FACTORS

     The following are certain risk factors that Management believes are specific to PremierWest Bancorp. These risks are not all inclusive and should be read in conjunction with the other information contained in this report.

     Credit Risk - Our earnings depend to a large extent upon the ability of our borrowers to repay their loans and our inability to manage credit risk would negatively affect our business. A source of risk arises from the possibility that losses will be sustained if a significant number of our borrowers, guarantors and related parties fail to perform in accordance with the terms of their loans. We have adopted underwriting and credit monitoring procedures and a credit policy, including the establishment and review of the allowance for loan losses that Management believes are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying our credit portfolio. These policies and procedures, however, involve subjective judgments and may not prevent unexpected losses that could materially affect our results of operations. Moreover, bank regulators frequently monitor loan loss allowances, and if regulators were to determine that the allowance was inadequate, they may require us to increase the allowance, which also would adversely impact revenues and financial condition.

     Real Estate Collateral - Approximately 73% of our loan portfolio is secured by real estate, the majority of which is commercial real estate and continued market deterioration would lead to losses.  Declining real estate values have caused increasing levels of charge-offs and provisions for loan losses. Continued declines in real estate market values could require increased charge-offs and a further increase in the allowance for loan losses, which could have a material adverse effect on our business, financial condition and results of operations.

     Interest Rate Risk - Our earnings depend upon the spread between the interest rate we receive on loans and securities and the interest rates we pay on deposits and borrowings. Changes in interest rates could adversely impact our net interest margin, net interest income and net income. PremierWest Bancorp’s earnings are impacted by changing interest rates. Changes in interest rates affect the demand for new loans, the credit profile of existing loans, the rates received on loans and securities and rates paid on deposits and borrowings. The relationship between the rates received on loans and securities and the rates paid on deposits and borrowings is known as interest rate spread. Given our current volume and mix of interest-bearing liabilities and interest-earning assets, our interest rate spread could be expected to increase during times of rising interest rates and, conversely, to decline during times of falling interest rates. Exposure to interest rate risk is managed by monitoring the re-pricing frequency of PremierWest Bank's rate-sensitive assets and rate-sensitive liabilities over any given period. Significant fluctuations in interest rates may have an adverse affect on our business, financial condition and results of operations.

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

     Liquidity Risk - Market conditions or regulatory constraints could restrict our access to funds necessary to meet liquidity demands. Liquidity measures the ability to meet loan demand and deposit withdrawals and to pay liabilities as they come due. A sharp reduction in deposits or rapid loan growth could force us to borrow heavily in the wholesale deposit market, purchase federal funds from correspondent banks, borrow at the Federal Home Loan Bank of Seattle or Federal Reserve discount window, raise deposit interest rates or reduce lending activity. Wholesale deposits, federal funds and sources for borrowings may not be available to us due to future regulatory constraints, market conditions or unfavorable terms.

     We rely on the Federal Home Loan Bank (“FHLB”) of Seattle as a source of liquidity. Recently, the FHLB of Seattle announced that it did not meet minimum regulatory capital requirements for the year ended December 31, 2008, due to the deterioration in the market value of their mortgage-backed securities portfolio. As a result, the FHLB of Seattle cannot pay a dividend on their common stock and it cannot repurchase or redeem common stock. While the FHLB of Seattle has announced it does not anticipate that additional capital is immediately necessary, nor does it believe that its capital level is inadequate to support realized losses in the future, the FHLB of Seattle could require its members, including the Company, to contribute additional capital in order to return the FHLB of Seattle to compliance with capital guidelines. At December 31, 2008, the Company held $381,567 of cash on deposit with the FHLB of Seattle. At December 31, 2008, the Company maintained a line of credit with the FHLB of Seattle for $44.4 million and was in compliance with its related collateral requirements. At December 31, 2008, $14.3 million of the line of credit was available for additional borrowings. The Company is highly dependent on the FHLB of Seattle to provide a source of wholesale funding for immediate liquidity and borrowing needs. Changes or disruptions to the FHLB of Seattle or the FHLB system in general, may materially impair the Company’s ability to meet its growth plans or to meet short and long term liquidity demands.

     Competition - The financial services industry is highly competitive. Competition may adversely affect our performance. The financial services industry is becoming increasingly competitive due to changes in regulation, technological advances, and the accelerating pace of consolidation among financial services providers. We face competition both in attracting deposits and in originating loans and providing transactional services.

     Dividend Restrictions - Our ability to pay dividends, repurchase shares or repay indebtedness depends primarily upon the results of operations of PremierWest Bank. We are a separate distinct legal entity from PremierWest Bank and receive substantially all of our revenue from dividends from the Bank. There are legal limitations on the extent to which the Bank may extend credit, pay dividends or otherwise supply funds to, or engage in transactions with, us. Our inability to receive dividends from the Bank would adversely affect our financial condition. The Bank’s ability to pay dividends is primarily dependent on net interest income, which is the income that remains after deducting from total income generated by earning assets the expense attributable to the acquisition of the funds required to support earning assets (primarily interest paid on deposits). The amount of interest income is dependent on many factors including the volume of earning assets, the general level of interest rates, the dynamics of changes in interest rates and the levels of nonperforming loans. Various statutory provisions restrict the amount of dividends the Bank can pay to us without regulatory approval. The Bank may not pay cash dividends if that payment could reduce the amount of its capital below that necessary to meet the “adequately capitalized” level in accordance with regulatory capital requirements. It is also possible that, depending upon the financial condition of the Bank and other factors, regulatory authorities could assert that payment of dividends or other payments, including payments to us, is an unsafe or unsound practice. Under Oregon law, the amount of a dividend from the Bank may not be greater than net unreserved retained earnings, after first deducting to the extent not already charged against earnings or reflected in a reserve, all bad debts, which are debts on which interest is unpaid and past due at least six months; all other assets charged-off as required by the Oregon Division of Finance and Corporate Securities or state or federal examiner; and all accrued expenses, interest and taxes.

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

     Industry Conditions - Difficult market conditions have adversely affected our industry. The capital and credit markets have been experiencing volatility and disruption for more than twelve months. Dramatic declines in the housing market over the past year, with falling home prices and increasing foreclosures and unemployment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities. These write-downs have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets has adversely affected our business, financial condition and results of operations. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial services industry. In particular, we may face the following risks in connection with these events:

  We expect to face increased regulation of our industry, including the results of the EESA and the American Recovery and Reinvestment Act of 2009 (“ARRA”). Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

  Government stimulus packages and other responses to the financial crises may not stabilize the economy or financial system.

  Our ability to assess the creditworthiness of our customers may be impaired if the models and approaches we use to select, manage, and underwrite our customers become less predictive of future behaviors.

  The process we use to estimate losses inherent in its credit exposure requires difficult, subjective, and complex judgments, including forecasts of economic conditions and how these economic predictions might impair the ability of the Bank’s borrowers to repay their loans, which may no longer be capable of accurate estimation which may, in turn, impact the reliability of the process.

  We will be required to pay significantly higher Federal Deposit Insurance Corporation premiums because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.

  There may be downward pressure on our stock price.

  Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions and government sponsored entities.

  We may face increased competition due to intensified consolidation of the financial services industry.

     If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital, on our business, our financial condition and results of operations.

     Impairment Risk - A significant decline in the market value of our common stock could result in an impairment of goodwill. Our common stock has traded at prices below book value, including goodwill and other intangible assets, and the valuation of goodwill is determined using discounted cash flows of forecasted earnings, estimated sales price based on recent observable market transactions and market capitalization based on current stock price. We are required to test for goodwill impairment periodically and if goodwill impairment is deemed to exist, a write-down of the asset would occur with a charge to earnings.

     Technology Risk - We rely on technology to deliver products and serves and interact with our customers. We face operational risks as we depend on internal and outsourced technology to support all aspects of our business operations. Interruption or failure of these systems creates a risk of loss of customers if technology fails to work as expected and risk of regulatory scrutiny if security breaches occur. Risk management programs are expensive to maintain and will not protect the company from all risks associated with maintaining the security of customer information, proprietary data, external and internal intrusions, disaster recovery and failures in the controls used by vendors.

     Accounting Standards - Changes in accounting standards may impact how we report our financial condition and results of operations. Our accounting policies and methods are fundamental to how we report our financial condition and results of operations. From time to time the Financial Accounting Standards Board (“FASB”) changes the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be difficult to predict and can materially impact how we record and report our financial condition and results of operations.

     Valuation Risk - The value of securities in our investment securities portfolio may be negatively affected by continued disruptions in securities markets. The market for some of the investment securities held in our portfolio has become extremely volatile over the past twelve months. Market conditions may negatively affect the value of securities. There can be no assurance that the declines in market value associated with these disruptions will not result in other-than-temporary impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels.

     Geographic Concentration - Our operations are geographically concentrated in southern Oregon and northern California and our business is sensitive to economic factors that relate to regional business conditions. Our geographic footprint is predominantly situated along the Interstate 5 corridor from just south of Eugene, Oregon to Sacramento, California. Our customers are directly and indirectly dependent upon the economies of these areas and upon the timber and tourism industries, which are significant employers and revenue sources in our markets—economic factors that affect these industries will have a disproportionately negative impact on our region and our customers. A deterioration in economic and business conditions in our market areas could have a material adverse impact on the quality of our loan portfolio, the demand for our products and our results of operations.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES

     As of December 31, 2008, the Company conducted business through 55 offices including the operations of PremierWest Bank, PremierWest Bank’s mortgage division, and also PremierWest Bank’s two subsidiaries – Premier Finance Company and PremierWest Investment Services, Inc. The 55 offices included 46 full service bank branches and 9 other office locations.

     PremierWest Bank’s 46 full service branch facilities are located in Oregon and California and more specifically broken down as follows: 24 branches are located in Jackson (10), Josephine (2), Deschutes (2), Douglas (8) and Klamath (2) counties of Oregon and 22 branches located in Siskiyou (8), Shasta (3), Butte (2),

Tehama (2), Placer (1), Yolo (1) and Sacramento (5) counties of California. Of the 46 branch locations, 32 are owned by PremierWest Bank, 12 are leased, and two locations involve long-term land leases where the Bank owns the building.

     The Company’s nine other locations house administrative and subsidiary operations. These facilities include one campus located in Medford, Oregon with two owned buildings housing the Company’s administrative head office, operations and data processing facilities; two owned administrative facilities - one in Redding, California housing regional administration, our Premier Finance Company subsidiary, and one in Red Bluff, California housing PremierWest Bank administrative functions; four leased locations housing stand-alone Premier Finance Company offices in Portland, Eugene, Coos Bay and Roseburg, Oregon; and, three buildings and two owned locations in Medford, Oregon occupied by a Premier Finance Company office, the Bank’s consumer lending group and the Bank’s internal audit department.

     In addition, to the above, four Premier Finance Company offices are housed within PremierWest Bank full service branch offices, as are various employees of PremierWest Investment Services, Inc., and the Bank’s mortgage division.

     As of December 31, 2008, the aggregate monthly rental expense on leased locations was $83,356.

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

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of securities holders of PremierWest during the quarter ended December 31, 2008.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     PremierWest common stock is quoted on the NASDAQ Capital Market ("NASDAQ") under the symbol "PRWT". The common stock is registered under the Securities Exchange Act of 1934. The table below sets forth the high and low sales prices of PremierWest common stock as reported on the NASDAQ. This information has been adjusted to reflect previous stock dividends paid in 2007, 2006 and 2005. No stock dividend was paid in 2008. Bid quotations reflect inter-dealer prices, without adjustment for mark-ups, mark-downs, or commissions and may not necessarily represent actual transactions. On February 25, 2009, the Company had 23,588,217 shares of common stock issued and outstanding, which were held by approximately 740 shareholders of record, a number which does not include approximately 2,570 beneficial owners who hold shares in "street name." As of March 13, 2009, the most recent date prior to the date of this Report, the closing price of the common stock was $3.93 per share.

		2008			2007			2006
	Closing		Cash	Closing		Cash	Closing		Cash
	Market Price		Dividends	Market Price		Dividends	Market Price		Dividends
	High	Low	Declared	High	Low	Declared	High	Low	Declared

1st Quarter	$11.55	$9.62	$0.06	$16.05	$12.77	$-	$18.81	$13.97	$-
2nd Quarter	$10.40	$5.84	$0.06	$14.44	$12.40	$0.05	$18.50	$13.55	$-
3rd Quarter	$10.10	$5.10	$0.06	$13.64	$12.00	$0.06	$16.37	$14.15	$0.05
4th Quarter	$8.38	$5.15	$-	$12.90	$11.16	$0.06	$16.98	$15.25	$0.05

     PremierWest declared its first cash dividend in the fourth quarter of 2005; declared two cash dividends during 2006; declared three cash dividends during 2007; and three cash dividends during 2008. In conjunction with declaring the fourth quarter 2007 cash dividend, the Company also announced its intention to institute a quarterly cash dividend program; however, the timing and amount of any future dividends PremierWest might pay will be determined by its Board of Directors and will depend on earnings, cash requirements and the financial condition of PremierWest and its subsidiaries, applicable government regulations and other factors deemed relevant by the Board of Directors.

There were no repurchases of common stock by the Company during the fourth quarter of 2008.

     The following table provides information about the number of outstanding options, the associated weighted average price and the number of options available for issuance as of December 31, 2008:

     Equity Compensation Plan Information

Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a))
Plan category	(a)	(b)	(c)
Equity compensation
plans approved by
security holders	999,428	$9.41	1,024,511
Equity compensation
plans not approved by
security holders	-	-	-
Total	999,428	$9.41	1,024,511

Performance Graph

     The following graph shows the cumulative total return for our common stock compared to the cumulative total returns for the SNL NASDAQ Bank index and the NASDAQ Composite index. All values were gathered by SNL Financial LC from sources deemed to be reliable. The comparison assumes that $100 was invested on December 31, 2003 in PremierWest Bancorp common stock and in each of the comparative indexes. The cumulative total return on each investment is as of December 31 for each of the subsequent five years and assumes the reinvestment of all cash dividends and the retention of all stock dividends. PremierWest Bancorp’s five-year cumulative total return was -16.94% compared to -30.12% and -21.28% for the SNL NASDAQ Bank and NASDAQ Composite indexes, respectively.

Total Return Performance

			Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
PremierWest Bancorp	100.00	131.42	150.59	181.46	138.19	83.06
NASDAQ Bank	100.00	110.99	106.18	117.87	91.85	69.88
NASDAQ Composite	100.00	108.59	110.08	120.56	132.39	78.72

ITEM 6.

SELECTED FINANCIAL DATA

     The following table sets forth certain information concerning the consolidated financial condition, operating results and key operating ratios for PremierWest at the dates and for the periods indicated. This information does not purport to be complete, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of PremierWest and Notes thereto.

(Dollars in thousands except per share data)
	Years Ended December 31,
	2008	2007	2006	2005	2004
Operating Results
Total interest income	$89,262	$82,455	$73,252	$57,527	$42,835
Total interest expense	28,573	27,216	19,104	10,785	6,356
Net interest income	60,689	55,239	54,148	46,742	36,479
Provision for loan losses	23,150	686	800	150	800
Non-interest income	9,992	8,810	7,701	7,351	6,602
Non-interest expense	46,931	38,958	37,415	33,618	28,687
Income before provision for income taxes	600	24,405	23,634	20,325	13,594
Provision for income taxes	(48)	9,303	8,986	7,136	4,486
Net income	$648	$15,102	$14,648	$13,189	$9,108
Per Share Data (1)
Basic earnings per common share	$0.02	$0.87	$0.85	$0.76	$0.52
Diluted earnings per common share	$0.02	$0.82	$0.79	$0.71	$0.50
Dividends declared per common share	$0.18	$0.17	$0.10	$0.05	$-
Ratio of dividends declared to net income	622.22%	19.14%	11.07%	5.83%	0.0%

Financial Ratios
Return on average equity	0.35%	12.25%	13.26%	13.59%	10.74%
Return on average assets	0.04%	1.41%	1.52%	1.52%	1.20%
Efficiency ratio (2)	66.40%	60.83%	60.49%	62.15%	66.59%
Net interest margin (3)	4.71%	5.72%	6.25%	6.05%	5.48%

Balance Sheet Data at Year End
Gross loans	$1,267,347	$1,025,898	$922,687	$808,577	$690,461
Allowance for loan losses	$22,858	$11,450	$10,877	$10,341	$9,171
Allowance as percentage of loans	1.80%	1.12%	1.18%	1.28%	1.33%
Total assets	$1,484,141	$1,157,961	$1,034,511	$913,661	$804,445
Total deposits	$1,211,269	$935,315	$879,350	$768,419	$688,985
Total equity	$185,171	$127,675	$116,259	$102,784	$90,580

Notes:
(1)	Per share data has been restated for subsequent stock dividends.
(2)	Efficiency ratio is calculated by dividing non-interest expense by the sum of net interest income plus non-interest income.
(3)	Tax adjusted at 34.00% for 2008, 38.25% for 2007, 38.00% for 2006 and 34.00% in prior years.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

     The following discussion should be read in conjunction with PremierWest's audited consolidated financial statements and the notes thereto as of December 31, 2008 and 2007, and for each of the three years in the period ended December 31, 2008, that are included as exhibits in this report.

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

     To a lesser extent, PremierWest's profitability is also affected by such factors as the level of non-interest income and expenses and the provision for income taxes. Non-interest income consists primarily of service charges on deposit accounts and fees generated through PremierWest's mortgage division and investment services subsidiary. Non-interest expense consists primarily of salaries, commissions and employee benefits, professional fees, equipment expenses, occupancy-related expenses, communications, advertising and other operating expenses.

FINANCIAL HIGHLIGHTS

     Net income for 2008 was $648,000, a 95.71% decline from 2007 net income of $15.1 million. Our diluted earnings per share were $0.02 and $0.82 for the years ended 2008 and 2007, respectively. This decline was primarily due to an increase in the loan loss provision of $22.5 million. Normal operating income continued to increase resulting in a $6.8 million increase in interest income and a $1.2 million increase in non-interest income and a $9.4 decline in income tax expense. Also affecting the year-to-year decline in net income were a $1.4 million increase in interest expense and an $8.0 million increase in non-interest expense. Return on average shareholders' equity was 0.35% and return on average assets was 0.04% for the year ended December 31, 2008. This compared with a return on average shareholders' equity of 12.25% and a return on average assets of 1.41% for 2007.

	Years Ended December 31,
	2008	2007	2006	2005	2004
(Dollars in thousands)

Net income	$648	$15,102	$14,648	$13,189	$9,108
Average assets	$1,457,230	$1,073,571	$966,786	$867,532	$755,945
RETURN ON AVERAGE ASSETS	0.04%	1.41%	1.52%	1.52%	1.20%

Net income	$648	$15,102	$14,648	$13,189	$9,108
Average equity	$186,054	$123,244	$110,454	$97,058	$84,790
RETURN ON AVERAGE EQUITY	0.35%	12.25%	13.26%	13.59%	10.74%

Cash dividends declared	$4,032	$2,891	$1,621	$769	$-
Net income	$648	$15,102	$14,648	$13,189	$9,108
PAYOUT RATIO	622.22%	19.14%	11.07%	5.83%	0.00%

Average equity	$186,054	$123,244	$110,454	$97,058	$84,790
Average assets	$1,457,230	$1,073,571	$966,786	$867,532	$755,945
AVERAGE EQUITY TO ASSET RATIO	12.77%	11.48%	11.42%	11.19%	11.22%

     Total loans outstanding, net of deferred loan fees, grew $241.6 million, or 23.6% in 2008 and totaled $1.27 billion at December 31, 2008 compared to $1.03 billion at December 31, 2007. Growth in loan volumes was largely due to the acquisition of Stockmans Financial Group but also reflected growth across all of PremierWest Bank’s market areas. Over the past year, our allowance for loan loss increased 99.6% to $22.9 million totaling 1.81% of outstanding loans. The provision expense for loan losses was $23.2 million for 2008 compared to $686,000 in 2007. Management believes that an appropriate overall reserve exists based on our assessment of loan portfolio quality and our judgment of economic conditions that exist.

     Total deposits also grew to $1.21 billion at December 31, 2008, an increase of $276.0 million from $935.3 million at December 31, 2007, with $296.1 million attributable to the Stockmans Financial Group acquisition. Non-interest-bearing demand deposits totaled $228.8 million and accounted for 18.89% of total deposits at year end compared to 21.38% at December 31, 2007. The Bank continues to aggressively pursue non-interest-bearing deposit relationships from consumers and businesses.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     This "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as disclosures included elsewhere in this Form 10-K, are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires Management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, Management evaluates the estimates used, including the adequacy of the allowance for loan losses, impairment of intangible assets, contingencies and litigation. Estimates are based upon historical experience, current economic conditions and other factors that Management considers reasonable under the circumstances. These estimates result in judgments regarding the carrying values of assets and liabilities when these values are not readily available from other sources as well as assessing and identifying the accounting treatments of commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions. The following critical accounting policies involve the more significant judgments and assumptions used in the preparation of the consolidated financial statements.

     The allowance for loan losses is established to absorb known and inherent losses attributable to loans and leases outstanding and related off-balance sheet commitments. The adequacy of the allowance is monitored on an ongoing basis and is based on Management's evaluation of numerous factors. These factors include the quality of the current loan portfolio, the trend in the loan portfolio's risk ratings, current economic conditions, loan concentrations, loan growth rates, past-due and nonperforming trends, evaluation of specific loss estimates for all significant problem loans, historical charge-off and recovery experience and other pertinent information. As of December 31, 2008, approximately 73.11% of PremierWest's loan portfolio is secured by real estate. Accordingly, a significant decline in real estate values from current levels in Oregon and California could cause Management to increase the allowance for loan losses.

     At December 31, 2008, PremierWest had approximately $70.4 million in goodwill as a result of previous business combinations. PremierWest adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", on January 1, 2002. Annual and periodic analysis of the fair value of recorded goodwill for impairment involves a substantial amount of judgment, as does establishing and monitoring estimated lives of other amortizable intangible assets.

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

	Years Ended December 31,
	2008			2007			2006
		Interest	Average		Interest	Average		Interest	Average
	Average	Income or	Yields or	Average	Income or	Yields or	Average	Income or	Yields or
	Balance	Expense	Rates	Balance	Expense	Rates	Balance	Expense	Rates
(Dollars in thousands)
INTEREST-EARNING ASSETS:
Loans (1) (2) (3)	$1,254,837	$88,082	7.02%	$962,419	$82,313	8.55%	$855,562	$72,830	8.51%
Investment securities:
Taxable securities	33,144	1,128	3.40%	2,730	66	2.42%	5,735	98	1.71%
Nontaxable securities (1)	3,487	227	6.51%	5,649	372	6.59%	7,896	521	6.60%
Temporary investments	2,802	71	2.53%	1,750	95	5.43%	2,591	136	5.25%
Total interest-earning assets	1,294,270	89,508	6.92%	972,548	82,846	8.52%	871,784	73,585	8.44%
Cash and due from banks	33,655			28,073			30,453
Allowance for loan losses	(20,485)			(11,174)			(10,682)
Other assets	149,790			84,124			75,231
Total assets	$1,457,230			$1,073,571			$966,786

INTEREST-BEARING LIABILITIES:
Interest-bearing checking and
savings accounts	$427,646	6,912	1.62%	$377,550	9,691	2.57%	$342,221	5,896	1.72%
Time deposits	545,329	19,432	3.56%	329,912	15,454	4.68%	248,887	10,035	4.03%
Other borrowings	48,258	2,228	4.62%	37,571	2,071	5.51%	58,106	3,173	5.46%
Total interest-bearing liabilities	1,021,233	28,572	2.80%	745,033	27,216	3.65%	649,214	19,104	2.94%
Noninterest-bearing deposits	231,710			194,456			198,295
Other liabilities	18,233			10,838			8,823
Total liabilities	1,271,176			950,327			856,332
Shareholders' equity	186,054			123,244			110,454
Total liabilities and
shareholders' equity	$1,457,230			$1,073,571			$966,786

Net interest income (1)		$60,936			$55,630			$54,481
Net interest spread			4.12%			4.87%			5.50%

Average yield on earning assets (1) (2)			6.92%			8.52%			8.44%
Interest expense to earning assets			2.21%			2.80%			2.19%
Net interest income to earning assets (1) (2)			4.71%			5.72%			6.25%

(1)

Tax-exempt income has been adjusted to a tax equivalent basis at a 34.00% effective rate for 2008, 38.25% effective rate for 2007 and 38.00% for 2006. The amount of such adjustment was an addition to recorded pre-tax income of $246,000, $391,000 and $333,000 for 2008, 2007 and 2006, respectively.

(2)	Average non-accrual loans of approximately $63.0 million for 2008, $3.2 million for 2007 and $1.5 million for 2006 are included in the average loan balances.
(3)	Loan interest income includes loan fee income of $1.9 million, $2.6 million and $2.8 million for 2008, 2007 and 2006, respectively.

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

     Net interest income on a tax equivalent basis, before provisions for loan losses, for the year ended December 31, 2008, was $60.9 million, an increase of 9.54% compared to tax equivalent net interest income of $55.6 million in 2007, which was an increase of 2.11% compared to tax equivalent net interest income of $54.5 million in 2006. The overall tax-equivalent earning asset yield was 6.92% in 2008 compared to 8.52% in 2007 and

8.44% in 2006. For the years 2008, 2007 and 2006, the cost of interest-bearing liabilities was 2.80%, 3.65% and 2.94%, respectively.

     Total interest-earning assets averaged $1.29 billion for the year ended December 31, 2008, compared to $972.5 million for the corresponding period in 2007. The growth in earning assets was primarily the result of the Stockmans Financial Group acquisition in January, and was comprised of loan growth with additional growth in our investment security portfolio.

     Interest-bearing liabilities averaged $1.02 billion for the year ended December 31, 2008, compared to $745.0 million for the same period in 2007. Interest expense, as a percentage of average earning assets, decreased to 2.21% in 2008, compared to 2.80% in 2007 and 2.19% in 2006.

     Average loans, which generally carry a higher yield than investment securities and other earning assets, comprised 96.95% of average earning assets during 2008, compared to 98.96% in 2007 and 98.14% in 2006. During the same periods, average yields on loans were 7.02% in 2008, 8.55% in 2007 and 8.51% in 2006. Average investment securities comprised 2.83% of average earning assets in 2008, which was up from 0.86% in 2007 and 1.56% in 2006. Tax equivalent interest yields on investment securities were 3.62% for 2008, 5.26% for 2007 and 4.54% in 2006.

     The short-term interest rate environment, as measured by the Prime lending rate, remained stable from the end of the second quarter in 2006 until near the end of the third quarter of 2007. As was anticipated at the end of 2006, rates began to decline during the latter half of 2007 as actions to lower short term rates by the Federal Reserve resulted in a 50 basis point reduction in the Prime Rate on September 18, 2007, followed by separate 25 basis point reductions occurring on October 31 and December 11, 2007, respectively. During 2008, the Prime Rate dropped 400 basis points, including a 225 basis point drop in the first four months of 2008 and a 175 basis point drop during the last quarter of the year. As a result, our net interest spread decreased 101 basis points between 2007 and 2008. This decline was a result of decreasing interest rates and $1.7 million in interest reversals on loans placed on non-accrual status during 2008 and $2.7 million in interest lost once these loans were placed on non-accrual status. Our net interest margin for the fourth quarter was 4.36% compared to 4.67% for the third quarter, and was the result of not only the falling interest rate environment, but $420,000 in interest reversals on loans placed on non-accrual status, $1.1 million in interest lost on non-accruing loans and an unusually competitive core deposit interest rate environment. From a longer term perspective, our balance sheet is asset sensitive. Accordingly, a declining interest rate environment negatively impacts our net interest margin.

Rate/Volume Analysis

     In the following table is an analysis of the net interest income on a tax equivalent basis indicating the impact of changes in the volume of interest-earning assets and interest-bearing liabilities and of changes in yields earned on interest-earning assets and rates paid on interest-bearing liabilities. The values in this table reflect the extent to which changes in interest income and changes in interest expense are attributable to changes in volume (changes in volume multiplied by the prior-year rate) and changes in rate (changes in rate multiplied by prior-year volume). Changes attributable to the combined impact of volume and rate have been allocated to rate.

	2008 vs. 2007			2007 vs. 2006
	Increase (Decrease) Due To			Increase (Decrease) Due To
			Net			Net
(in thousands)	Volume	Rate	Change	Volume	Rate	Change
Interest-earning assets:
Loans	$25,002	$(19,233)	$5,769	$9,094	$389	$9,483
Investment securities:
Taxable securities	736	326	1,062	(51)	19	(32)
Nontaxable securities	(142)	(3)	(145)	(148)	(1)	(149)
Temporary investments	57	(81)	(24)	(44)	3	(41)
Total	25,653	(18,991)	6,662	8,851	410	9,261
Interest-bearing liabilities:
Deposits:
Interest-bearing demand and savings	$1,287	(4,066)	(2,779)	$608	3,187	3,795
Time deposits	10,082	(6,104)	3,978	3,265	2,154	5,419
Other borrowings	589	(432)	157	(1,121)	19	(1,102)
Total	11,958	(10,602)	1,356	2,752	5,360	8,112
Net increase (decrease) in net
interest income	$13,695	$(8,389)	$5,306	$6,099	$(4,950)	$1,149

Loan Loss Provision

     The loan loss provision represents charges made against earnings to maintain an adequate allowance for loan losses. The allowance is maintained at an amount believed to be sufficient to absorb losses in the loan portfolio and has two components: one of which represents estimated reserves based on assigned credit risk ratings for our entire loan portfolio, and the other represents specifically established reserves for individually classified loans. Factors considered in establishing an appropriate allowance include a careful assessment of the financial condition of the borrower; a realistic determination of the value and adequacy of underlying collateral; the condition of the local economy and the condition of the specific industry of the borrower; a comprehensive analysis of the levels and trends of loan categories; an assessment of pending legal action for collection of loans and related guarantees; and, a review of delinquent and classified loans. PremierWest applies a systematic process for determining the adequacy of the allowance for loan losses, including an internal loan review program and a quarterly analysis of the adequacy of the allowance. The quarterly analysis includes determination of specific potential loss factors on individual classified loans; historical potential loss factors derived from actual net charge-off experience and trends in nonperforming loans; and potential loss factors for other loan portfolio risks such as loan concentrations, the condition of the local economy, and the nature and volume of loans. The loan loss provision correlates to Management's judgment of the credit risk inherent in the loan portfolio. Although Management believes the loan loss provision has been sufficient to maintain an adequate allowance for loan losses, there can be no assurance that actual loan losses will not require significant additional charges to operations in the future.

     For the year ended December 31, 2008, the loan loss provision totaled $23.2 million, compared to $686,000 for 2007, and $800,000 for 2006. This represents an increase of 3,274.64% between 2007 and 2008 and a decrease of 14.25% between 2006 and 2007. During 2008, the Bank increased its provision for loan losses in response to credit issues experienced with a number of our borrowers, particularly those relying on stable real estate values as an integral component of their individual business strategies. The significant decline in economic activity and an attendant increase in problem credits was also reflected in an increase in foreclosure activity and a $4.4 million increase in the balance of other real estate owned at December 31, 2008. The breadth of the falloff in economic activity was felt throughout the geographic regions in which we conduct our business. In response, Management focused additional resources to proactively deal with credit relationships that showed indications of strain and sought and obtained independent validation of our internal evaluations of real estate collateral dependent loans. Management has progressively evolved the Company’s loan policies and procedures, conducted an ongoing and comprehensive analysis of loan portfolio quality, increased the number of credit administration and internal audit personnel to oversee the consistent application and adherence to established loan policies and procedures and provided training to all lending personnel. A more detailed review of the loan loss provision is presented in the table on page 32.

     Loan "charge-offs" refer to the recorded values of loans actually removed from the consolidated balance sheet and, after netting out "recoveries" on previously charged-off loans, become "net charge-offs". PremierWest's policy is to charge-off loans when, in Management's opinion, the loan or a portion thereof is deemed uncollectible, although concerted efforts are made to maximize recovery after the charge-off. Management will continue to closely monitor the loan quality of new and existing relationships through strict review and evaluation procedures and by making loan officers accountable for collection efforts.

     For the years ended December 31, 2008 and December 31, 2007, loan charge-offs exceeded recoveries by $20.9 million and $294,000, respectfully. A more detailed review of charge-offs and recoveries are presented in the table on page 32.

Non-interest Income

     Non-interest income is primarily comprised of service charges on deposit accounts; mortgage origination fees; investment brokerage and annuity fees; other commissions and fees; and other non-interest income including gains on sales of investment securities. Deposit account related service charges and fees for other banking services have grown consistently over the past three years as a result of the Bank’s internal growth and also from increases made in our fee schedule for banking services.

     During 2008, non-interest income increased from $8.8 million in 2007 to $10.0 million, an increase of $1.2 million or 13.42%. Overall, deposit service charge income increased $1.1 million; other commissions and fees increased $475,000; and other non-interest income increased $20,000. The increases in total non-interest income were offset by a decline in mortgage origination income of $209,000 and a decline in investment brokerage and annuity fees of $214,000.

     For 2007, non-interest income increased from $7.7 million in 2006 to $8.8 million, an increase of $1.1 million or 14.40%. Overall, deposit service charge income increased $703,000; investment brokerage and annuity fees increased $506,000; other commissions and fees increased $222,000; and other non-interest income increased $45,000 while mortgage origination income decreased $365,000.

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

     During 2008, non-interest expense increased $8.0 million or 20.47% from $39.0 million in 2007 to $46.9 million in 2008. Increased expenses were primarily associated with the acquired operations of Stockmans Financial Group. Increases in non-interest expense were salaries and employee benefits increasing $3.1 million or 12.95% . In addition, communications increased $356,000 or 20.67%; net occupancy expense increased $1.5 million or 25.42%; professional fees increased of $432,000 or 50.47%; and advertising expenditures increased $210,000 or 30.17% .

     During 2007, non-interest expense increased $1.6 million or 4.01% from $37.4 million in 2006 to $39.0 million in 2007. The main expenses contributing to this increase were generally part of the “other” non-interest expense category. This increase, $1.4 million, or 2.98%, was primarily driven by business development expenses of $451,000; other Bancorp expenses of $333,000; loss on the Low Income Housing Tax Credit (LIHTC) investment of $243,000; ATM expenses of $151,000; and corporate aircraft expenses of $120,000. Salaries and employee benefits increased $674,000, or 2.93%, and communications increased $44,000, or 2.62% . Net occupancy expense decreased $73,000, or 1.19%; professional fees decreased by $123,000, or 12.56%; and advertising expenditures decreased by $333,000, or 32.36% .

Provision for Income Taxes

     The year-over-year decline in PremierWest's taxable income resulted in an effective tax rate of -8.00%, or -$48,000 in federal and state income taxes for 2008. This compares to an effective tax rate of 38.25% for 2007 and 38.0% for 2006.

Efficiency Ratio

     Banks use the term "efficiency ratio" to describe the relationship of administrative and other costs associated with generating revenues, a concept similar to a measurement of overhead. The efficiency ratio is computed by dividing non-interest expense by the sum of net interest income plus non-interest income. Management views the efficiency ratio as a measure of PremierWest's ability to control non-interest expenses.

     Expenses related to problem credits resulted in an increase in our efficiency ratio to a level in excess of our 60% target. For the year ended December 31, 2008, our efficiency ratio was 66.40%, as compared to 60.83% in 2007, and 60.49% in 2006.

     Generally, lower efficiency ratios reflect greater cost controls; however, the success of PremierWest’s community banking strategy necessitates a balance between heightened expense control and the need to maintain a high level of customer service in conjunction with effective risk management. Accordingly, PremierWest staffs its branches in a manner to support its high standards for delivering exceptional customer service and maintains the necessary administrative personnel to support the desired customer service while maintaining effective risk management through internal control functions such as credit administration, internal audit, and compliance.

FINANCIAL CONDITION

     The table below sets forth certain summary balance sheet information for December 31, 2008, 2007 and 2006.

	December 31,				Increase (Decrease)
	2008	2007	2006	12/31/07 – 12/31/08		12/31/06 – 12/31/07
(Dollars in thousands)

ASSETS
Federal funds sold	$165	$10,350	$-	$(10,185)	(98.41%)	$10,350	0.00%
Investment securities	36,404	6,320	7,318	30,084	476.01%	(998)	(13.64%)
Restricted equity
investments	3,643	1,865	1,865	1,778	95.34%	-	0.00%
Loans	1,242,766	1,012,269	908,652	230,497	22.77%	103,617	11.40%
Other assets (1)	201,163	127,157	116,676	74,006	58.20%	10,481	8.98%

Total assets	$1,484,141	$1,157,961	$1,034,511	$326,180	28.17%	$123,450	11.93%

LIABILITIES
Noninterest-bearing
deposits	$228,788	$199,941	$199,462	$28,847	14.43%	$479	0.24%
Interest-bearing
deposits	982,481	735,374	679,888	247,107	33.60%	55,486	8.16%

Total deposits	1,211,269	935,315	879,350	275,954	29.50%	55,965	6.36%

Other liabilities (2)	87,701	94,971	38,902	(7,270)	(7.65%)	56,069	144.13%

Total liabilities	1,298,970	1,030,286	918,252	268,684	26.08%	112,034	12.20%

SHAREHOLDERS’

EQUITY	185,171	127,675	116,259	57,496	45.03%	11,416	9.82%

Total liabilities
and share-
holders’ equity	$1,484,141	$1,157,961	$1,034,511	$326,180	28.17%	$123,450	11.93%

(1) Includes cash and due from banks, mortgage loans held-for-sale, property and equipment, goodwill, accrued interest receivable and other assets.

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

     The following table sets forth the carrying value of PremierWest's investment portfolio at the dates indicated.

	December 31,
(in thousands)	2008	2007	2006
Investment securities (available-for-sale)
Mortgage-backed securities and collateralized
mortgage obligations	$188	$222	$263
	188	222	263
Investment securities (held-to-maturity)
Mortgage-backed securities and collateralized
mortgage obligations	1,799	-	-
U. S. Government and agency	27,496	1,484	-
Obligations of states and
political subdivisions	2,921	4,614	7,055
	32,216	6,098	7,055
Investment securities - CRA	4,000	-	-
Restricted equity securities	3,643	1,865	1,865

Total investment securities	$40,047	$8,185	$9,183

     The contractual maturity of investment securities at December 31, 2008, excluding mortgage-related securities, investment securities - CRA and restricted equity securities for which contractual materials are diverse or nonexistent, is shown below. Expected maturities of investment securities could differ from contractual maturities because the borrower, or issuer, may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31,
	2008			2007			2006
	Amortized	Estimated	%	Amortized	Estimated	%	Amortized	Estimated	%
	Cost	Fair Value	Yield (1)	Cost	Fair Value	Yield (1)	Cost	Fair Value	Yield (1)
(Dollars in thousands)
U. S. Government and agency securities:
One year or less	$12,133	$12,309	2.85%	$1,484	$1,484	-	$-	$-	-
One to five years	15,363	15,606	2.85%	-	-	-	-	-	-
Five to ten years	-	-	-	-	-	-	-	-	-

Obligations of states and
political subdivisions:
One year or less	643	642	6.38%	638	638	5.44%	2,180	2,175	5.89%
One to five years	906	904	5.68%	1,437	1,428	5.73%	2,002	1,980	6.72%
Five to ten years	1,372	1,374	6.81%	2,539	2,522	6.28%	2,873	2,844	6.03%
Over ten years	-	-	-	-	-	-	-	-	-

Corporate bonds:
One year or less	-	-	-	-	-	-	-	-	-
One to five years	-	-	-	-	-	-	-	-	-

Total debt securities	30,417	30,835		6,098	6,072		7,055	6,999

Mortgaged-backed securities
and collateralized mortgage
obligations	1,987	2,039	5.51%	222	222	5.69%	264	263	5.78%
Investment securities - CRA	4,000	4,000	N/A	-	-	N/A	-	-	N/A
Restricted equity securities	3,643	3,643	N/A	1,865	1,865	N/A	1,865	1,865	N/A

Total securities	$40,047	$40,517		$8,185	$8,159		$9,184	$9,127

(1) For the purposes of this schedule, weighted average yields are stated on a federal tax-equivalent basis at a 34.00% rate.

     During 2008, we acquired $32.0 million in securities from the acquisition of Stockmans Bank and purchased $33.3 million in additional securities. During the same year, $30.1 million in securities matured, were called or were paid down. This compares to proceeds from sales, maturities and/or calls of investment securities of $3.4 million in 2007, and $7.5 million in 2006. No security gains were reported during 2008 and 2007, but we reported realized gains of $2,000 for the year ended December 31, 2006.

     At December 31, 2008, PremierWest's investment portfolio had total net unrealized gains of approximately $470,000. This compares to net unrealized losses of approximately $26,000 at December 31, 2007, and $57,000 at December 31, 2006. Unrealized gains and losses reflect the impact of security values from changes in market interest rates and do not represent the amount of actual profits or losses that may be recognized by the Bank. Actual realized gains and losses occur at the time investment securities are sold or called.

     Securities may be pledged from time-to-time to secure public deposits, FHLB borrowings, repurchase agreement deposit accounts, or for other purposes as required or permitted by law. At December 31, 2008, securities with a market value of $32.9 million were pledged for such purposes.

     As of December 31, 2008, PremierWest also held 15,881 shares of $100 par value Federal Home Loan Bank of Seattle (FHLB) stock, which is a restricted equity security. FHLB stock represents an equity interest in the FHLB, but it does not have a readily determinable market value. The stock can be sold at its par value only, and only to the FHLB or to another member institution. Member institutions are required to maintain a minimum stock investment in the FHLB based on specific percentages of their outstanding mortgages, total assets or FHLB advances. At December 31, 2008 and 2007, the Bank met its minimum required investment in FHLB. In addition to FHLB stock, PremierWest bank holds 15,170 shares of stock in the Federal Home Loan Bank of San Francisco. This stock was acquired pursuant to the acquisition of Stockmans Bank and reflects its required minimum stock investment in Federal Home Loan Bank of San Francisco, which must be maintained for a five-year period.

     The Bank also owns stock in Pacific Coast Banker's Bank (PCBB). The investment in PCBB increased from $277,000 in 2007 to $529,000 in 2008 as a result of the acquisition of Stockmans Bank. This investment is carried at its fair market value at acquisition and is included in restricted equity investments on the balance sheet. PCBB operates under a special purpose charter to provide wholesale correspondent banking services to depository institutions. By statute, 100% of PCBB's outstanding stock is held by depository institutions that utilize its correspondent banking services.

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

     Bank officers are charged with loan origination in compliance with underwriting standards overseen by the credit administration department and in conformity with established loan policies. On an as needed but not less than annual basis, the Board of Directors determines the lending authority of the Bank's loan officers. Such delegated authority may include authority related to loans, letters of credit, overdrafts, uncollected funds, and such other authority as determined by the Board, the President and Chief Executive Officer, or Chief Credit Officer within their own delegated authority.

     The Chief Credit Officer has the authority to approve loans up to a lending limit as set by the Board of Directors. All loans above the lending limit of the Chief Credit Officer, and up to a certain higher limit, may be approved jointly by the Chief Credit Officer along with one of the following: Chairman of PremierWest Bank, President and Chief Executive Officer or the Chief Banking Officer. Loans that exceed this limit are subject to the review and approval by the Board's Loan Committee. PremierWest's unsecured legal lending limit was approximately $23.7 million and our real estate secured lending limit was approximately $39.6 million at December

31, 2008. PremierWest seldom makes loans for an amount approaching its legal lending limits. The following table sets forth the composition of the loan portfolio including loans held-for-sale, as of December 31, 2004 through 2008.

	Years Ended December 31,
	2008		2007		2006		2005		2004
(Dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage

Commercial	$200,559	15.83%	$186,536	18.18%	$175,292	19.00%	$131,819	16.30%	$94,560	13.70%
Real estate - Construction	296,239	23.37%	268,254	26.15%	259,254	28.10%	237,150	29.30%	149,250	21.60%
Real Estate - Commercial/
Residential	629,279	49.65%	463,852	45.21%	405,499	43.95%	367,069	45.40%	372,812	54.00%
Consumer	90,215	7.12%	75,395	7.35%	53,542	5.80%	49,520	6.10%	43,039	6.20%
Other	51,055	4.03%	31,861	3.11%	29,100	3.15%	23,019	2.90%	30,800	4.50%
Total loans, gross	$1,267,347	100.00%	$1,025,898	100.00%	$922,687	100.00%	$808,577	100.00%	$690,461	100.00%

     Outstanding loans, net of deferred loan fees and the allowance for loan loss, totaled $1.24 billion at December 31, 2008, representing an increase of $230.5 million, or 22.77%, compared to $1.01 billion as of December 31, 2007. Unfunded loan commitments were $168.9 million as of December 31, 2008, representing a decrease of $3.4 million from total unfunded loan commitments at December 31, 2007. For a more detailed discussion of off-balance sheet arrangements, see Note 15 to the financial statements included in this report starting on page F-34.

     PremierWest's gross loan portfolio at December 31, 2008, is comprised of the following: 73.02% loans secured by real estate, 15.83% of commercial loans and 11.15% consumer and other loans. The greatest loan concentration is in real estate loans, a common characteristic among community banks due to focused lending for business and consumer needs in communities within the Bank's market area. Some commercial loans are secured by real estate, but funds are used for purposes other than financing the purchase of real property, such as inventory financing and equipment purchases, where real property serves as collateral for the loan. Loans of this type are characterized as real estate loans because of the real estate held as collateral.

     The following table presents maturity and re-pricing information for the loan portfolio at December 31, 2008. The table segments the loan portfolio between fixed-rate and adjustable rate loans and their respective repricing intervals based on fixed-rate loan maturity dates and variable-rate loan re-pricing dates for the periods indicated.

	December 31, 2008
	Within One	One to Five	After Five
(in thousands)	Year (1)	Years	Years	Total

FIXED-RATE LOAN MATURITIES
Commercial	$17,669	$16,702	$452	$34,823
Real estate – Construction	46,025	12,619	725	59,369
Real estate – Commercial/Residential	46,965	43,920	10,627	101,512
Consumer	10,240	21,370	25,572	57,182
Other	3,826	7,501	956	12,283
Total fixed rate loan maturities	124,725	102,112	38,332	265,169

ADJUSTABLE-RATE LOAN REPRICINGS
Commercial	113,659	45,405	6,673	165,737
Real estate – Construction	194,029	36,809	6,032	236,870
Real estate – Commercial/Residential	237,619	251,710	38,437	527,766
Consumer	24,470	1,078	23	25,571
Other	31,573	12,977	1,684	46,234
Total adjustable-rate loan repricings	601,350	347,979	52,849	1,002,178

Total maturities and repricings	$726,075	$450,091	$91,181	$1,267,347

(1)	Loans due on demand and overdrafts are included in the amount due in one year or less. PremierWest has no loans without a stated schedule for repayment or a stated maturity.

Nonperforming Loans

     Management considers a loan to be nonperforming when it is 90 days or more past due, or sooner when the Bank has determined that repayment of the loan in full is unlikely. Generally, unless collateral for a loan is a one-to-four family residential dwelling, interest accrual ceases in 90 days (but no later than the date of acquisition by foreclosure, voluntary deed or other means) and the loan is classified as nonperforming. A loan placed on nonaccrual status may or may not be contractually past due at the time the determination is made to place the loan on nonaccrual status, and it may or may not be secured. When a loan is placed on nonaccrual status, it is the Bank's policy to reverse interest previously accrued but uncollected. Interest later collected on the nonaccrual loan, for book purposes, is credited to loan principal if, in Management's opinion, full collectibility of principal is doubtful.

     At December 31, 2008 and 2007, loans that were more than 90 days delinquent for which the accrual of interest had been discontinued included the following:

	December 31,
	2008		2007
		% of		% of
		Related		Related
(Dollars in thousands)	Amount	Portfolio	Amount	Portfolio

Commercial	$1,278	0.64%	$1,638	0.88%
Real estate – Construction	47,377	15.99%	5,235	1.95%
Real estate – Commercial/Residential	14,630	2.32%	603	0.13%
Consumer	1,656	1.84%	810	1.07%
Other	-	0 .00%	82	0.26%
Total	$64,941	5.12%	$8,368	0.82%

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

     When the Bank acquires real estate through foreclosure, voluntary deed, or similar means, it is classified as "other real estate owned" until it is sold. On December 31, 2008 there was $4.4 million in other real estate owned. On December 31, 2007 and 2006, there was no other real estate owned. When property is acquired in this manner, it is recorded at the lower of cost (the unpaid principal balance at the date of acquisition) or fair value less estimated selling costs. Any further write-down is charged to expense. All costs incurred from the date of acquisition to maintain the property are expensed as incurred. "Other real estate owned" is appraised during the foreclosure process, before acquisition. Losses are recognized against the allowance for loan losses in the amount by which the cost value of the related loan exceeds the estimated net realizable value of the property acquired. Subsequent write-downs are recorded as non-interest expense.

     At December 31, 2008 and 2007, nonperforming loans (loans more than 90 days delinquent and/or on nonaccrual status) totaled approximately $64.9 million and $8.4 million, respectively. The large dollar increase in nonperforming loans between 2008 and 2007 is concentrated primarily in real estate collateralized loans, both construction and commercial/residential for which Management believes adequate collateral coverage exists.

     Management is committed to a credit culture that emphasizes quality underwriting standards and that provides for the effective monitoring of loan quality and aggressive resolution to problem loans once they are identified. Nonperforming assets amounted to 4.67% of total assets outstanding at December 31, 2008, up from 0.73% at December 31, 2007, and are primarily a result of the economic disruption that occurred during 2008. Interest income that would have been recognized on nonaccrual loans if such loans had performed in accordance with contractual terms totaled $4.4 million for the year ended December 31, 2008, $516,000 for the year ended December 31, 2007, and $40,000 for the year ended December 31, 2006. Actual interest income recognized on such loans during all of the periods was not significant. At December 31, 2008 and 2007, the allowance for loan losses related to impaired loans was $11.2 million and $372,000, respectively.

The following table summarizes nonperforming assets by category:

	December 31,
(Dollars in thousands)	2008	2007	2006	2005	2004
Loans on nonaccrual status	$63,004	$8,221	$1,430	$2,273	$1,890
Loans past due greater than 90 days but
not on nonaccrual status	1,937	147	24	2	26
Other real estate owned	4,423	-	-	-	483
Total nonperforming assets	$69,364	$8,368	$1,454	$2,275	$2,399

Percentage of nonperforming assets
to total assets	4.67%	0.73%	0.14%	0.25%	0.30%

     Total nonperforming assets were $69.4 million at December 31, 2008, up from $8.4 million at December 31, 2007. The nonperforming asset total includes $4.4 million in other real estate owned as of December 31, 2008, up from $0 at the previous year end. Nonperforming loans are concentrated in ten relationships comprising $53.8 million or 82.85% of the total.

     The first of these relationships consists of multiple loans secured by real estate in northern California that totaled $14.2 million originally. This relationship is now at $6.7 million as the result of a $1.2 million paydown and our decision to charge off $6.3 million during 2008. Foreclosure by another lender against our guarantor on an adjacent property and the borrower filing personal bankruptcy led to the actions we have taken. We intend to continue to work through foreclosure of the real estate and to ensure any bankruptcy proceeds available are properly applied to this relationship. A reserve for impairment on the remaining credit relationship was also established.

     The second nonperforming relationship is comprised of two purchased participation loans: the first is secured with approved residential lots and the second with unimproved land also in northern California. We purchased a minority position from two separate financial institutions, each with a national presence. The borrower is a well-known local real estate development company that was impacted by the decline in real estate activity in late 2007. Both of the guarantors have since filed for personal bankruptcy. The $5.0 million credit was reported as nonperforming with our December 31, 2007 Earnings Release. The related $7.3 million credit was placed on non-accrual status during the first quarter of 2008, at which time a new appraisal was obtained from the lead bank. As these two properties are in close proximity, a reserve for impairment was established in the second quarter of 2008 for both credits. During the third quarter, foreclosure was completed on the $5.0 million participation loan and, as a result of actions by the lead lender, $1.3 million was booked as other real estate owned with the balance being charged against the loan loss reserve. We continue to work with the lead bank on marketing this property. The second participation is in the final stages of foreclosure with a resolution expected during 2009.

     The third relationship consists of two loans originally totaling $6.8 million that were acquired at the time of our merger with Stockmans in January of this year. The relationship was secured with undeveloped property in central and northern California and was identified and discussed in detail during our pre-merger due diligence of Stockmans. The northern California property, comprising $2.3 million of the total, was foreclosed on in the second quarter of 2008 with a charge-off of $1.3 million and the remaining $1.0 million balance included as other real estate owned. The second credit consists of a $4.5 million credit secured by undeveloped real estate with a significant loan from a third-party investor group in second position behind our lien. The borrower continues to keep this loan current while both parties negotiate a workout. We had previously established a specific reserve for impairment on this credit, which Management believes is sufficient given the value of the property as well as guarantor support.

     The fourth relationship, totaling $3.0 million, is comprised of multiple loans secured by approved residential building lots and by completed and partially completed residential units, all situated in southern and central Oregon. The Bank has taken possession of the properties, and a stipulated deficiency was accepted by the borrower. The Bank is currently marketing the properties.

     The fifth credit relationship consists of notes totaling $2.8 million. The loans were for property acquisition and development as well as residential unit construction in central Oregon. We have established a specific reserve for impairment on this credit, which Management believes is sufficient.

     The sixth nonperforming credit relationship consists of multiple notes totaling $14.7 million, all secured by commercial property including two assisted living facilities, commercially zoned land and a non-owner occupied commercial building. Three of the properties are in Oregon and one in northern California. The borrowers have experienced severe cash flow difficulties and are attempting to sell assets, and the lead guarantor has filed personal bankruptcy. We have obtained updated appraisals on the properties and, as a result, have established an impairment. Negotiations with the borrower and parties interested in acquiring three of the properties are on-going.

     The seventh relationship consists of two notes totaling $6.3 million. This relationship is secured by two residential developments in central Oregon. Based on updated appraisals, a specific reserve for impairment has been established for these credits, and negotiations with the borrower continue.

     The eighth relationship consists of multiple notes totaling $6.3 million. This borrower has been impacted by a real estate related business that failed with the downturn of the mortgage lending industry. He has been working with all of his creditors to establish an orderly plan to sell assets. Our collateral consists of residential development lots, a utility system infrastructure and other commercial property in Southern Oregon. We have agreed to a restructure of this credit and will be monitoring it closely for performance. Based on current collateral values, we anticipate no loss at this time.

     The ninth credit relationship consists of notes totaling $4.8 million. The notes are secured by completed residential lots, bare land and two completed townhomes all which are located in central Oregon. Updated appraisals have been received, and a specific reserve for impairment has been established based on Management’s evaluation of the collateral value.

     The tenth credit relationship consists of three loans totaling $2.8 million. The borrower is deceased, and the estate has been uncooperative to date. Our collateral consists of residential lots and raw commercial land in northern California. Current appraisals have been received, and legal action was commenced during the first quarter of 2009.

     The Bank significantly increased its resources dedicated to dealing with nonperforming assets in late 2007 to provide a proactive, centralized and focused approach to expediting potential collections, recoveries, workouts and liquidations of criticized assets. The results from these actions continue to evolve with foreclosure actions commenced and liquidations scheduled or initiated. More importantly, this team is working closely with borrowers that are motivated to resolve their financial issues through properly collateralized restructures and workouts. This is evident in the decline in interest reversals necessary during the fourth quarter of 2008, which fell from $592,000 in the third quarter to $419,000 during the fourth quarter. In addition, the team is proactive in contacting distressed asset investors in anticipation of soliciting interest in acquiring notes or foreclosed property. The holding costs of certain other real estate owned are being reviewed as current volatile market conditions may warrant holding some foreclosed assets for future gains. With shareholder value in mind, our team will continue to evaluate these assets and act accordingly.

Allowance for Loan Losses

     The allowance for loan losses is established through the provision for loan losses charged to expense and represents the aggregate of the loan loss provision charged against earnings as described above, net of loans charged off and recoveries on previously charged-off loans. The provision charged to operating expense is based on loan loss experience and other factors that, in Management's judgment, should be recognized to estimate losses. Management monitors the loan portfolio to ensure that the reserve for loan losses remains adequate to absorb potential losses identified by the portfolio review process, including loans on nonaccrual status and current loans whose repayment according to the loan's repayment plan is considered by Management to be in serious doubt.

The amount of the allowance for loan losses is based on a variety of factors, including:

  Analysis of risks inherent in the various segments of the loan portfolio;

  Management's assessment of known or potential problem credits, which have come to Management's attention during the ongoing review of credit quality;

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

     A further slowing in the Oregon and/or California economies, further declines in real estate values or increased unemployment could result in increased levels of nonperforming assets and charge-offs, increased loan loss provisions and reductions in income. Additionally, as an integral part of the examination process, bank regulatory agencies periodically review PremierWest's allowance for loan losses. The banking agencies could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

     PremierWest's allowance for loan losses totaled $22.9 million at December 31, 2008, and $11.5 million at December 31, 2007, representing 1.80% of total loans at December 31, 2008 and 1.12% of total loans at December 31, 2007. The loan loss allowance represents 35.20% of nonperforming loans at December 31, 2008, and 135.89% of nonperforming loans at December 31, 2007. Although Management believes that it uses the best information available in providing for estimated loan losses and that the allowance was adequate at December 31, 2008, future adjustments could be necessary and net earnings could be affected if circumstances and/or economic conditions differ substantially from the assumptions used in making the determinations of the adequacy of the allowance for loan losses.

The following is a summary of PremierWest's loan loss experience and selected ratios for the periods presented:

	December 31,
(Dollars in thousands)	2008	2007	2006	2005	2004
Gross loans outstanding at end of year	$1,267,347	$1,025,898	$922,687	$808,577	$690,461
Average loans outstanding	$1,254,837	$962,419	$855,562	$754,465	$605,747
Allowance for loan losses, beginning
of year	$11,450	$10,877	$10,341	$9,171	$5,466
Loans charged-off:
Commercial	(8,843)	(134)	(100)	(13)	(176)
Real estate	(8,086)	-	-	(500)	(563)
Consumer	(1,379)	(539)	(271)	(147)	(302)
Other	(3,556)	(154)	(125)	(111)	(2,758)
Total loans charged-off	(21,864)	(827)	(496)	(771)	(3,799)
Recoveries:
Commercial	143	204	95	119	75
Real estate	216	-	-	-	3
Consumer	229	217	93	50	87
Other	422	112	44	1,622	454

Total recoveries	1,010	533	232	1,791	619
Net (charge-offs) or recoveries	(20,854)	(294)	(264)	1,020	(3,180)
Allowance for loan losses transferred from:
Mid Valley Bank	-	-	-	-	6,085
Stockmans Financial Group	9,112
Other adjustments (1)	-	181	-	-	-
Provision charged to income	23,150	686	800	150	800
Allowance for loan losses, end of year	$22,858	$11,450	$10,877	$10,341	$9,171
Ratio of net loans charged-off to average
loans outstanding	1.66%	0.03%	0.03%	n/a	0.52%
Ratio of allowance for loan losses to
ending total loans	1.80%	1.12%	1.18%	1.28%	1.33%

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

     The following table shows the allocation of PremierWest's allowance for loan losses by category and the percent of loans in each category to total loans at the dates indicated. PremierWest allocates its allowance for loan losses to each loan classification based on relative risk characteristics. General, Specific and Qualitative allocations are made based on estimated losses that are due to current credit circumstances and other available information for each loan category. General allocations are based on historical loss factors. Specific allocations are related to loans on nonaccrual status; estimated reserves based on individual credit risk ratings; loans for which Management believes the borrower might be unable to comply with loan repayment terms, even though the loans are not in nonaccrual status; and, loans for which supporting collateral might not be adequate to recover loan amounts if foreclosure and subsequent sale of collateral become necessary. Qualitative allocations include adjustments for economic conditions, concentrations, and other subjective factors, and are intended to compensate for the subjective nature of the determination of losses inherent in the overall loan portfolio. Because the total loan loss allowance is a valuation reserve applicable to the entire loan portfolio, the portion of the allowance allocated to each loan category does not necessarily represent the inherent losses that may occur within that loan category.

	December 31,
	2008		2007		2006		2005		2004
	Allowance	As a	Allowance	As a	Allowance	As a	Allowance	As a	Allowance	As a
	for loan	% of	for loan	% of	for loan	% of	for loan	% of	for loan	% of
(Dollars in thousands)	losses	total loans	losses	total loans	losses	total loans	losses	total loans	losses	total loans
Type of loan:
Commercial	$3,100	15.83%	$1,684	18.18%	$1,889	19.00%	$2,640	16.30%	$3,102	13.70%
Real estate-
Construction	11,654	23.37%	3,720	26.15%	4,096	28.10%	2,295	29.30%	1,191	21.60%
Real estate-
Commercial/
Residential	6,414	49.65%	4,516	45.21%	3,820	43.95%	4,599	45.40%	4,232	54.00%
Consumer and Other	1,690	11.15%	1,530	10.46%	1,072	8.95%	807	9.00%	646	10.70%
Total	$22,858	100.00%	$11,450	100.00%	$10,877	100.00%	$10,341	100.00%	$9,171	100.00%

     Despite diligent assessment by Management, there can be no assurance regarding the actual amount of charge-offs that will be incurred in the future.

Deposits

     Deposit accounts are PremierWest's primary source of funds. PremierWest offers a number of deposit products to attract commercial and consumer customers including regular checking and savings accounts, money market accounts, IRA accounts, NOW accounts, and a variety of fixed-maturity, fixed-rate time deposits with maturities ranging from seven days to 60 months. These accounts earn interest at rates established by Management based on competitive market factors and Management's desire to increase certain types or maturities of deposit liabilities.

The distribution of deposit accounts by type and rate is set forth in the following tables as of the indicated dates:

				Years Ended December 31,
	2008			2007			2006
	Average	Interest	Average	Average	Interest	Average	Average	Interest	Average
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate

Savings, money market and
interest-bearing demand	$427,645	$6,912	1.62%	$377,550	$9,691	2.57%	$342,221	$5,896	1.72%

Time deposits	545,329	19,432	3.56%	329,912	15,454	4.68%	248,887	10,035	4.03%

Total interest-bearing deposits	972,974	$26,344	2.71%	707,462	$25,145	3.55%	591,108	$15,931	2.70%
Non-interest-bearing deposits	231,711			194,456			198,295

Total interest-bearing and
non-interest-bearing deposits	$1,204,685			$901,918			$789,403

       Total deposits grew $276.0 million during 2008, reaching $1.21 billion at December 31, 2008 compared to $935.3 million at December 31, 2007, a 29.5% increase, primarily due to the Stockmans Financial Group acquisition. At December 31, 2007, total deposits were $935.3 million, an increase of $55.9 million, or 6.4%, from total deposits of $879.4 million at December 31, 2006. During 2008, non-interest-bearing deposits increased $28.8 million, or 14.4%, from $199.9 million at December 31, 2007. At December 31, 2008, core deposits, which consist of all demand deposit accounts, savings accounts, and time deposits less than $100,000 (excluding brokered deposits), accounted for 72.7% of total deposits, a decrease from 79.80% as of December 31, 2007.

     Interest-bearing deposits consist of money market, NOW, savings, and time deposit accounts. Interest-bearing account balances tend to grow or decline as PremierWest adjusts its pricing and product strategies based on market conditions, including competing deposit products. At December 31, 2008, total interest-bearing deposit accounts were $982.5 million, an increase of $247.2 million, or 33.6%, from December 31, 2007.

     Management utilizes brokered deposits with maturities that are typically less than one year as a short-term funding source for loan growth. Brokered deposits are classified as time deposits that are greater than $100,000 but are not considered core deposits. At December 31, 2008, brokered deposits totaled $123.9 million, or 10.20% of total deposits; at December 31, 2007 brokered deposits totaled $59.3 million or 6.30% of total deposits. There were no brokered deposits as of December 31, 2006. At December 31, 2008, time deposits of $100,000 and over totaled

$205.9 million, or 17.00% of total outstanding deposits, compared to $130.2 million, or 13.90% of total outstanding deposits at December 31, 2007, and $103.0 million, or 11.70% of total outstanding deposits at December 31, 2006. The following table sets forth time deposit accounts outstanding at December 31, 2008, by time remaining to maturity:

	Time Deposits of		Time Deposits Less
	$100,000 or More		Than $100,000
(Dollars in thousands)	Amount	Percentage	Amount	Percentage

Three months or less	$75,527	36.68%	$127,918	35.54%
Over three months through six months	51,766	25.14%	78,479	21.80%
Over six months through 12 months	32,637	15.85%	97,430	27.07%
Over 12 months	45,969	22.33%	56,119	15.59%

Total	$205,899	100.00%	$359,946	100.00%

Short-term and Long-term Borrowings and Other Contractual Obligations

     The following table sets forth certain information with respect to PremierWest's short-term borrowings from Federal Home Loan Bank (FHLB) Cash Management Advances (CMA) and federal funds purchased:

	Years Ended December 31,
	2008		2007		2006
	FHLB	Federal	FHLB	Federal	FHLB	Federal
	CMA	Funds	CMA	Funds	CMA	Funds
	Advances	Purchased	Advances	Purchased	Advances	Purchased
(Dollars in thousands)
Amount outstanding at end of period	$20,000	25,003	$13,500	54,019	$5,000	6,835
Weighted average interest rate at
end of period	0.76%	1.10%	4.35%	4.76%	5.63%	6.21%
Maximum amount outstanding at any
month-end during the year	$25,000	36,859	$17,500	54,019	$35,000	33,551
Average amount outstanding during
the period	$4,183	15,261	$8,230	13,082	$24,973	16,236
Average weighted interest rate
during the period	1.37%	2.78%	5.28%	5.47%	5.31%	5.46%

     The Bank participates in the Cash Management Advance Program (CMA) with the FHLB. CMA borrowings outstanding were $20.0 million at December 31, 2008. At December 31, 2008, the Bank had total FHLB borrowings of $20.0 million against an available line of approximately $44.4 million. PremierWest also had long-term borrowings outstanding with the Federal Home Loan Bank of Seattle (FHLB) totaling $42,000, $508,000 and $1.1 million as of December 31, 2008, 2007 and 2006, respectively. The Bank makes monthly principal and interest payments on the long-term borrowings, which mature by 2014 and bear interest at rates ranging from 6.53% to 7.52% . All outstanding borrowings with the FHLB are collateralized by a blanket pledge agreement principally covering loans in the Bank's portfolio that are secured by 1st liens against 1-4 family or multi-family residential properties as well as the Bank's FHLB stock and potentially any funds, investment securities or loans on deposit with the FHLB.

     On December 30, 2004, the Company established two wholly-owned statutory business trusts, PremierWest Statutory Trust I and II, that were formed to issue junior subordinated debentures and related common securities. Following the acquisition of Stockmans Financial Group, the Company became the successor in interest to Stockmans Financial Trust I, which was established on August 25, 2005. Common stock issued by the Trusts and held as an investment by the Company is recorded in other assets in the consolidated balance sheets.

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

     The following table is a summary of current trust preferred securities at December 31, 2008.

		Issue				Redemption
Trust Name	Issue Date	Amount	Rate Type	Rate	Maturity Date	Date
PremierWest Statutory Trust I	December 2004	$7,732,000	Fixed (1)	5.65%	December 2034	December 2009
PremierWest Statutory Trust II	December 2004	$7,732,000	Fixed (2)	5.65%	March 2035	March 2010
Stockmans Financial Trust I	August 2005	$15,464,000	Fixed (3)	5.93%	September 2035	September 2010
		$30,928,000

(1) PremierWest Statutory Trust I bears interest at the fixed rate of 5.65% until December 2009 at which time it converts to the variable rate of LIBOR +1.75%, adjusted quarterly, through the final maturity date in December 2034.

(2) PremierWest Statutory Trust II bears interest at the fixed rate of 5.65% until March 2010 at which time it converts to the variable rate of LIBOR +1.79%, adjusted quarterly, through the final maturity date in March 2035.

(3) Stockmans Financial Trust I bears interest at the fixed rate of 5.93% until September 2010 at which time it converts to the variable rate of LIBOR +1.42%, adjusted quarterly, through the final maturity date in September 2035.

PremierWest is a party to numerous contractual financial obligations including repayment of borrowings, operating lease payments and commitments to extend credit under off-balance sheet arrangements. The scheduled repayment of long-term borrowings and other contractual obligations is as follows (in thousands):

	Payments due by period
Contractual Obligations	Total	< 1 year	1-3 years	3-5 years	> 5 years
Borrowings	$20,042	$20,013	$14	$14	$1
Operating lease obligations	6,123	819	1,313	1,016	2,975
Junior subordinated debentures	30,928	-	-	-	30,928
Other commitments (1)	7,743	-	-	-	7,743
Total	$64,836	$20,832	$1,327	$1,030	$41,647

(1)	Employee benefits that include Deferred Compensation, Executive Supplemental Retirement Plans, Employee Life Benefit Plans and Split Dollar Benefit Obligations.

Off-Balance Sheet Arrangements

     Significant off-balance sheet commitments at December 31, 2008 include commitments to extend credit of $140.6 million and standby letters of credit of $28.2 million. See Note 15 on page F-34 of the Notes to Consolidated Financial Statements included with this report for a discussion on the nature, business purpose and importance of off-balance sheet arrangements.

LIQUIDITY AND CAPITAL RESOURCES; REGULATORY CAPITAL

     Shareholders' equity was $185.2 million at December 31, 2008, an increase of $57.5 million or 45.03% from December 31, 2007. The most significant factor, contributing $61.0 million to the increase in shareholders’ equity, is the acquisition of Stockmans Bank. The increase also reflects comprehensive income of $627,000, the exercise of stock options of $73,000 and related tax benefit of $138,000, and stock-based compensation expense of

$433,000. This was offset by the declaration of preferred and common stock dividends of $275,000 and $4.0 million, respectively, and the repurchase of common stock totaling $435,000.

     PremierWest has adopted policies to maintain a relatively liquid position to enable it to respond to changes in the financial environment and ensure sufficient funds are available to meet customers' needs for borrowing and deposit withdrawals. Generally, PremierWest's major sources of liquidity are customer deposits, sales and maturities of investment securities, the use of borrowings from the FHLB and correspondent banks, and net cash provided by operating activities. As of December 31, 2008, unused and available lines of credit totaled $14.3 million from FHLB's Cash Management Advance Program and $40.0 million from correspondent banks. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and unscheduled loan prepayments are not as stable because they are influenced by general interest rate levels, competing interest rates available on other investments, market competition, economic conditions, and other factors. Liquid asset balances include cash, amounts due from other banks, federal funds sold, and investment securities available-for-sale. At December 31, 2008, these liquid assets totaled $39.0 million, or 2.63% of total assets, as compared to $48.9 million, or 4.20% of total assets, at December 31, 2007. Total liquid assets of $48.9 million as of December 31, 2007 compare to $36.8 million, or 3.55% of total assets, at December 31, 2006.

     Our liquidity continues to tighten as loan volumes have grown faster than our ability to build deposits as our preferred source of funding. Further, our securities portfolio has declined from calls and maturities to a point where virtually all of our securities portfolio is committed to satisfying pledging requirements for collateralizing public funds deposits that exceed the FDIC insurance limits. Additionally, general credit market conditions have resulted in a contraction in overall interbank credit availability. These factors and a highly competitive marketplace for local deposits will result in a continuing reliance on short-term borrowings and brokered deposits to augment core deposits as a stable source of funding. Management continues to focus on strategies to grow the Bank’s core deposit base, while exploring alternative wholesale funding avenues. The Bank maintains contingency plans to address its liquidity needs including borrowing capacity through the Federal Home Loan Bank, other correspondent banks and the Federal Reserve Bank of San Francisco to support its funding needs that are not covered by our core deposit base. Management has elected to pursue strategies for building relationship-oriented core deposits over time rather than aggressively attracting higher cost transactional time deposits from within our local markets.

     An analysis of liquidity should encompass a review of the changes that appear in the consolidated statements of cash flows for the year ended December 31, 2008. The statement of cash flows includes operating, investing, and financing categories. Operating activities include net income of $648,000 and $11.3 million in adjustments for non-cash items and changes in cash due to changes in certain assets and liabilities. Investing activities consist primarily of proceeds from sold or matured securities and purchases of securities, the impact of the net growth in loans, and purchases of premises and equipment. Financing activities present the cash flows associated with the change in deposit accounts, changes in long-term and other borrowings and various shareholder transactions.

     At December 31, 2008, PremierWest had outstanding unfunded lending commitments of $168.9 million. Nearly all of these commitments represented unused portions of credit lines available to businesses. Many of these credit lines are not expected to be fully drawn upon and, accordingly, the aggregate commitments do not necessarily represent future cash requirements. Management believes that PremierWest's sources of liquidity are sufficient to meet likely calls on outstanding commitments, although there can be no assurance in this regard.

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

The following table reflects PremierWest Bank's various capital ratios at December 31, as compared to regulatory minimums for capital adequacy purposes:

	2008	2007	Minimum to be	Minimum to be
	Actual	Actual	“Adequately Capitalized”	“Well-Capitalized”

Total risk-based capital ratio	11.43%	11.81%	>8.00%	>10.00%
Tier 1 risk-based capital ratio	10.18%	10.77%	>4.00%	>6.00%
Leverage ratio	10.02%	10.92%	>4.00%	>5.00%

The various capital ratios for PremierWest Bancorp at December 31, compared to regulatory minimums for capital adequacy purposes are as follows:

	2008	2007	Minimum to be
	Actual	Actual	“Adequately Capitalized”

Total risk-based capital ratio	11.58%	11.80%	>8.00%
Tier 1 risk-based capital ratio	10.33%	10.75%	>4.00%
Leverage ratio	10.18%	10.89%	>4.00%

RECENTLY ISSUED ACCOUNTING STANDARDS

     In December 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) 132(R)-1, “Employers Disclosures about Postretirement Benefit Plan Assets,” which provides additional guidance on an employers’ disclosures about plan assets of a defined benefit pension or other postretirement plan. This interpretation is effective for financial statements issued for fiscal years ending after December 15, 2009. The Company is currently evaluating the impact the adoption of FSP 132(R)-1 will have on its consolidated financial statements.

     In May 2008, the FASB issued Statement of Financial Accounting Standards No. 163, “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60” (“SFAS 163”). SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. This statement clarifies how SFAS 60 applies to financial guarantee insurance contracts by insurance enterprises. This statement also requires expanded disclosures about financial guarantee insurance contracts. The adoption of SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities. Management does not expect the adoption of SFAS 163 to have a material impact on the consolidated financial statements.

     In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The adoption of SFAS 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” Management does not expect the adoption of SFAS 162 to have a material impact on the consolidated financial statements.

     In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The guidance for determining the useful life of a recognized intangible asset in FSP 142-3 is to be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements in FSP 142-3 are to be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. Management does not expect the adoption of FSP 142-3 to have a material impact on the consolidated financial statements.

     In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for any quarter ending after February 28, 2009. Management does not expect the adoption of SFAS 161 to have a material impact on the consolidated financial statements.

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

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Like other financial institutions, PremierWest is subject to interest rate risk. Interest-earning assets could mature or re-price more rapidly than, or on a different basis from, interest-bearing liabilities (primarily borrowings and deposits with short- and medium-term maturities) in a period of declining interest rates. Although having assets that mature or re-price more frequently on average than liabilities will be beneficial in times of rising interest rates, such an asset/liability structure will result in lower net interest income during periods of declining interest rates. Interest rate sensitivity, or interest rate risk, relates to the effect of changing interest rates on net interest income. Interest-earning assets with interest rates tied to the prime rate for example, or that mature in relatively short periods of time, are considered interest rate sensitive. Interest-bearing liabilities with interest rates that can be re-priced in a discretionary manner, or that mature in relatively short periods of time, are also considered interest rate sensitive.

     The differences between interest-sensitive assets and interest-sensitive liabilities over various time horizons are commonly referred to as sensitivity gaps. As interest rates change, the sensitivity gap will have either a favorable or adverse effect on net interest income. A negative gap (with liabilities repricing more rapidly than assets) generally should have a favorable effect when interest rates are falling, and an adverse effect when rates are rising. A positive gap (with assets repricing more rapidly than liabilities) generally should have an adverse effect when rates are falling, and a favorable effect when rates are rising.

     The following table illustrates the maturities or repricing of PremierWest's assets and liabilities as of December 31, 2008, based upon the contractual maturity or contractual repricing dates of loans and the contractual maturities of time deposits and borrowings. Prepayment assumptions have not been applied to fixed-rate mortgage loans. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

(Dollars in thousands)	BY REPRICING INTERVAL
	0 – 3 Months	4 – 12 Months	1 – 5 Years	Over 5 Years	Total
ASSETS
Interest-earning assets:
Federal funds sold and interest-earning
deposits	$331	$-	$-	$-	$331
Investment securities	200	12,576	16,269	3,359	32,404
Loans	415,024	311,051	450,091	91,181	1,267,347

Total	$415,555	$323,627	$466,360	$94,540	$1,300,082
LIABILITIES
Interest-bearing liabilities:
Interest-bearing demand and savings	$194,729	$42,451	$147,973	$31,483	$416,636
Time deposits	203,450	260,356	101,985	104	565,895
Borrowings	45,008	15,472	15,492	1	75,973

Total	$443,187	$318,279	$265,450	$31,588	$1,058,504

Interest rate sensitivity gap	$(27,632)	$5,348	$200,910	$62,952	$241,578
Cumulative	$(27,632)	$(22,284)	$178,626	$241,578
Cumulative gap as a % of
interest-earning assets	-2.1%	-1.7%	13.7%	18.6%

     For purposes of the gap analysis, loans are not reduced by the allowance for loan losses and nonperforming loans. Unearned discounts and deferred loan fees are also excluded.

     This analysis of interest-rate sensitivity has a number of limitations. The gap analysis above is based upon assumptions concerning such matters as when assets and liabilities will re-price in a changing interest rate environment. Because these assumptions are no more than estimates, certain assets and liabilities indicated as maturing or re-pricing within a stated period might actually mature or re-price at different times and at different volumes from those estimated. The actual prepayments and withdrawals after a change in interest rates could deviate significantly from those assumed in calculating the data shown in the table. Certain assets, adjustable-rate loans for example, commonly have provisions that limit changes in interest rates each time the interest rate changes and on a cumulative basis over the life of the loan. Also, the renewal or repricing of certain assets and liabilities can be discretionary and subject to competitive and other pressures. The ability of many borrowers to service their debt could diminish after an interest rate increase. Therefore, the gap table above does not and cannot necessarily indicate the actual future impact of general interest movements on net interest income.

     In addition to a static gap analysis of interest rate sensitivity, PremierWest also attempts to monitor interest rate risk from the perspective of changes in the economic value of equity, also referred to as net portfolio value (NPV), and changes in net interest income. Changes to the NPV and net interest income are simulated using instant and permanent rate shocks of plus and minus 200 basis points, in increments of 50 basis points. These results are then compared to prior periods to determine the effect of previously implemented strategies. If estimated changes to NPV or net interest income is not within acceptable limits, the Board may direct Management to adjust its asset and liability mix to bring interest rate risk within acceptable limits. The NPV calculations are based on the net present value of discounted cash flows, using market prepayment assumptions and market rates of interest for each asset and liability product type based on its characteristics. The theoretical projected change in NPV and net interest income over a 12-month period under each of the instantaneous and permanent rate shocks have been calculated by PremierWest using computer simulation.

     PremierWest's simulation analysis forecasts net interest income and earnings given unchanged interest rates (stable rate scenario). The model then estimates a percentage change from the stable rate scenario under scenarios of rising and falling market interest rates over various time horizons. The simulation model, based on December 31, 2008 data, estimates that if an immediate decline of 200 basis points occurs, net interest income during the subsequent twelve months could be unfavorably affected by approximately 0.52%, while a similar immediate increase in interest rates would result in an unfavorable change of approximately 1.31% indicative of a slightly liability-sensitive position for the twelve months ending December 31, 2009. Because of uncertainties about customer behavior, refinance activity, absolute and relative loan and deposit pricing levels, competitor pricing and market behavior, product volumes and mix, and other unexpected changes in economic events affecting movements and volatility in market rates, there can be no assurance that simulation results are reliable indicators of earnings under such conditions.

	Net Increase (Decrease) in	Net	Change in
	Net Interest Income	Interest	Return on
	(in thousands) (1)	Margin (2)	Equity

As of December 31, 2008,
the prime rate was 3.25%	$-	4.71%	0.35%

Prime rate increase of:
200 basis points to 5.25%	$(792)	4.65%	-0.08%
100 basis points to 4.25%	$(410)	4.68%	0.13%

Prime rate decrease of:
200 basis points to 1.25%	$(315)	4.68%	0.18%
100 basis points to 2.25%	$585	4.75%	0.66%

(1)

PremierWest's interest rate sensitivity gap is slightly liability-sensitive, which in conjunction with the general level of interest rates, yields abnormal changes in net-interest income as further rate declines are modeled. This occurs due to a practical floor of zero for deposit interest rates.

(2)	Tax adjusted at a 34.00% rate.

     It is PremierWest's policy to manage interest rate risk to maximize long-term profitability under the range of likely interest rate scenarios.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements called for by this item are included in this report beginning on page F-3.

     The following tables set forth the Company's unaudited consolidated financial data regarding operations for each quarter of 2008 and 2007. This information, in the opinion of Management, includes all adjustments necessary, consisting only of normal and recurring adjustments, to state fairly the information set forth therein. Certain amounts previously reported have been reclassified to conform to the current presentation. These reclassifications had no net impact on the results of operations.

	2008

(Dollars in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

INCOME STATEMENT DATA
Total interest income	$22,938	$22,716	$22,703	$20,905
Total interest expense	7,871	6,977	7,149	$6,576
Net interest income	15,067	15,739	15,554	14,329
Provision for loan losses	3,075	5,225	4,750	$10,100
Net interest income after
provision for loan losses	11,992	10,514	10,804	4,229
Non-interest income	2,250	2,599	2,536	$2,607
Non-interest expense	11,474	12,155	11,420	$11,882
Income before income taxes	2,768	958	1,920	(5,046)
Provision for income taxes	965	313	632	$(1,958)
Net income (loss)	$1,803	$645	$1,288	$(3,088)

Basic earnings (loss) per common share	$0.08	$0.03	$0.05	$(0.14)
Diluted earnings (loss) per common share	$0.08	$0.03	$0.05	$(0.14)

	2007

(Dollars in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
INCOME STATEMENT DATA
Total interest income	$19,360	$20,337	$21,540	$21,218
Total interest expense	6,018	6,531	7,250	7,417
Net interest income	13,342	13,806	14,290	13,801
Provision for loan losses	200	75	225	186
Net interest income after
provision for loan losses	13,142	13,731	14,065	13,615
Noninterest income	2,010	2,287	2,308	2,205
Noninterest expense	9,704	9,636	9,828	9,790

Income before income taxes	5,448	6,382	6,545	6,030
Provision for income taxes	2,080	2,441	2,502	2,280
Net income (loss)	$3,368	$3,941	$4,043	$3,750

Basic earnings (loss) per common share	$0.19	$0.23	$0.23	$0.22
Diluted earnings (loss) per common share	$0.19	$0.21	$0.22	$0.20

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.     CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

     Our Management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Exchange Act Rules 13a -15(f). Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our Management concluded that our internal controls over financial reporting were effective as of December 31, 2008.

     The effectiveness of our internal controls over financial reporting as of December 31, 2008, has been audited by Moss Adams LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

ITEM 9B.     OTHER INFORMATION

None.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

     The information provided in response to this Item is incorporated by reference to the Definitive Proxy Statement on Schedule 14A for the Company's 2009 Annual Meeting of Shareholders, which the Company expects first to be sent or given to security holders on or about April 13, 2009.

ITEM 11.     EXECUTIVE COMPENSATION

     The information provided in response to this Item is incorporated by reference to the Definitive Proxy Statement on Schedule 14A for the Company's 2009 Annual Meeting of Shareholders, which the Company expects first to be sent or given to security holders on or about April 13, 2009.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information provided in response to the Security Ownership of Certain Beneficial Owners and Management required by this Item is incorporated by reference to the Definitive Proxy Statement on Schedule 14A for the Company's 2009 Annual Meeting of Shareholders, which the Company expects first to be sent or given to security holders on or about April 13, 2009.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

     The information provided in response to this Item is incorporated by reference to the Definitive Proxy Statement on Schedule 14A for the Company's 2009 Annual Meeting of Shareholders, which the Company expects first to be sent or given to security holders on or about April 13, 2009.

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES

     The information provided in response to this item is incorporated by reference to the Definitive Proxy Statement on Schedule 14A for the Company's 2009 Annual Meeting of Shareholders, which the Company expects first to be sent or given to security holders on or about April 13, 2009.

PART IV

ITEM 15.      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Financial Statements:
		The consolidated financial statements for the fiscal years ended December 31, 2008, 2007
		and 2006, are included in this report beginning on page F-1.

	(2)	Financial Statement Schedules:
		All schedules have been omitted because the information is not required, not applicable, not
		present in amounts sufficient to require submission of the schedule, or is included in the
		financial statements or notes thereto.
	(3)	The following exhibits are filed with, and incorporated into by reference, this report, and this list constitutes the exhibit index:

EXHIBIT INDEX

3.1			Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s
Current Report on Form 8-K filed February 17, 2009)
3.2			Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s
Registration Statement on Form S-4 (Registration No. 333-147460) filed November 16, 2007)
4.1			Form of Stock Certificate for Common Stock (incorporated by reference to Registrant’s statement on Form S-4/A (Registration No. 333-96209) filed March 17, 2000)
4.2			Form of Stock Certificate for Series B Preferred Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed February 17, 2009)
4.3			Warrant to purchase up to 1,038,462 shares of common stock, issued February 13, 2009
(incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed
February 17, 2009)
10.1			Letter Agreement, dated February 13, 2009, including Securities Purchase Agreement—Standard
Terms, between the Registrant and the United States Department of the Treasury (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed February 17, 2009)
10.2.1	*		Employment Agreement with John Anhorn (incorporated by reference to Exhibit 10.1 to Form 10-
K filed March 14, 2008)
10.2.2	*		Amendment to Employment Agreement for John Anhorn (incorporated by reference to Exhibit
10.1 to Form 8-K filed April 25, 2008)
10.3.1	*		Employment Agreement with Rich Hieb (incorporated by reference to the substantially identical
(other than base salary) form of employment agreement with Mr. Anhorn filed as Exhibit 10.1 to
Form 10-K filed March 14, 2008)
10.3.2	*		Amendment to Employment Agreement for Rich Hieb (incorporated by reference to Exhibit 10.2 to
Form 8-K filed April 25, 2008)
10.4.1	*		Employment Agreement with Tom Anderson (incorporated by reference to Exhibit 10.2 to Form
10-K filed March 14, 2008)
10.4.2	*	#	Amendment to Employment Agreement with Tom Anderson
10.5	*		Employment Agreement with James Earley (incorporated by reference to the substantially identical
(other than base salary) form of employment agreement with Mr. Anderson filed as Exhibit 10.2 to
Form 10-K filed March 14, 2008)
10.6	*		Employment Agreement with James Ford (incorporated by reference to the substantially identical
(other than base salary) form of employment agreement with Mr. Anderson filed as Exhibit 10.2 to
Form 10-K filed March 14, 2008)
10.7.1	*		Employment Agreement with Joe Danelson (incorporated by reference to Exhibit 10.2 to Form 10-
Q filed August 11, 2008)
10.7.2	*	#	Amendment to Employment Agreement with Joe Danelson
10.8	*		Employment Agreement with Michael Fowler (incorporated by reference to Exhibit 10.1 to Form
10-Q filed August 11, 2008)
10.9	*		Supplemental Executive Retirement Plan Agreement with John Anhorn (incorporated by reference to Exhibit 10.3 to Form 10-K filed March 14, 2008)
10.10.1	*		Supplemental Executive Retirement Plan Agreement with Rich Hieb (incorporated by reference to
Exhibit 10.4 to Form 10-K filed March 14, 2008)

10.10.2	*	#	Amendment to Supplemental Executive Retirement Plan with Rich Hieb
10.11.1	*		Supplemental Executive Retirement Plan Agreement with Tom Anderson (incorporated by reference to Exhibit 10.5 to Form 10-K filed March 14, 2008)
10.11.2	*	#	First Amendment to Supplemental Executive Retirement Plan Agreement with Tom Anderson
10.12.1	*		Supplemental Executive Retirement Plan Agreement with Jim Earley (incorporated by reference to the substantially identical form of SERP Agreement (except for retirement pay set at 40% of base salary) with Tom Anderson filed as Exhibit 10.5 to Form 10-K filed March 14, 2008)
10.12.2			First Amendment to Supplemental Executive Retirement Plan Agreement with Jim Earley
(incorporated by reference to the substantially identical form of Amendment with Tom Anderson filed as Exhibit 10.12.2 hereto)
10.13.1	*	#	2002 Executive Survivor Income Agreement with John Anhorn
10.13.2	*		Amendment to Executive Survivor Income Agreement with John Anhorn (incorporated by reference to Exhibit 10.4 to Form 10-Q filed November 5, 2004)
10.14.1	*	#	2002 Executive Survivor Income Agreement with Rich Hieb
10.14.2	*		Amendment to Executive Survivor Income Agreement with Rich Hieb (incorporated by reference to a substantially identical (other than a pre-retirement death benefit of $150,000) amendment with
John Anhorn filed as Exhibit 10.4 to Form 10-Q filed November 5, 2004)
10.15.1	*	#	Executive Survivor Income Agreement with Tom Anderson
10.15.2	*		Amendment to Executive Survivor Income with Tom Anderson (incorporated by reference to
Exhibit 10.8 to Form 10-Q filed November 5, 2004)
10.16	*		Executive Deferred Compensation Agreement with John Anhorn (incorporated by reference to the substantially identical form attached as Exhibit 10.8 to Form 10-K filed March 14, 2008)
10.17	*		Executive Deferred Compensation Agreement with Rich Hieb (incorporated by reference to the substantially identical form attached as Exhibit 10.8 to Form 10-K filed March 14, 2008)
10.18	*		Executive Deferred Compensation Agreement with Tom Anderson (incorporated by reference to
Exhibit 10.8 to Form 10-K filed March 14, 2008)
10.19	*		Executive Deferred Compensation Agreement with Jim Earley (incorporated by reference to a substantially identical form attached as Exhibit 10.8 to Form 10-K filed March 14, 2008)
10.20	*	#	Executive Deferred Compensation Agreement with Joe Danelson
10.21	*		2002 PremierWest Bancorp Stock Option Plan (incorporated by reference to the proxy statement
(DEF 14A) filed April 13, 2005)
10.22	*		1992 Combined Incentive and Non-Qualified Stock Option Plan of Bank of Southern Oregon
10.23	*		United Bancorp Stock Option Plan, as amended Incorporated by reference to the registration statement on Form S-8 (File No. 333-40886)
10.24	*		Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.12.2 to the
Form 10-K filed March 15, 2006)
10.25	*		Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.12.1 to the
Form 10-K filed March 15, 2006)
10.26	*		Director Deferred Compensation Agreement (with individual directors John B. Dickerson, John A.
Duke, Dennis N. Hoffbuhr, Patrick G. Huycke, Brian Pargeter, James L. Patterson, Tom Becker
and Rickar D. Watkins ) (incorporated by reference to Exhibit 10.10 to Form 10-K filed March 14,
2008)
10.27	*		Continuing Benefits Agreement (with individual directors John B. Dickerson, John A. Duke,
Dennis N. Hoffbuhr, Patrick G. Huycke, Brian Pargeter, James L. Patterson, Tom Becker and
Rickar D. Watkins ) (incorporated by reference to Exhibit 10.9 to Form 10-K filed March 14, 2008)
21.1		#	Subsidiaries
23.1		#	Consent of Moss Adams LLP**
31.1		#	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(a) and Section
302 of the Sarbanes-Oxley Act of 2002
31.2		#	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(a) and Section
302 of the Sarbanes-Oxley Act of 2002
32.1		#	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(a) and Section
906 of the Sarbanes-Oxley Act of 2002, 18 U. S. C. Section 1350
32.2		#	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(a) and Section
906 of the Sarbanes-Oxley Act of 2002, 18 U. S. C. Section 1350

#  filed herewith

*  compensatory plan or arrangement

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

PREMIERWEST BANCORP
(Registrant)

By:	/s/ James M. Ford	Date: March 16, 2009
James M. Ford, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ James M. Ford	Date: March 16, 2009
James M. Ford, President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ John Duke	Date: March 16, 2009
John Duke, Director

By:	/s/ Dennis Hoffbuhr	Date: March 16, 2009
Dennis Hoffbuhr, Director

By:	/s/ Rickar Watkins	Date: March 16, 2009
Rickar Watkins, Director

By:	/s/ James Patterson	Date: March 16, 2009
James Patterson, Director

By:	/s/ John L. Anhorn	Date: March 16, 2009
John L. Anhorn, Director and
Chairman, PremierWest Bank

By:	/s/ Richard R. Hieb	Date: March 16, 2009
Richard R. Hieb, Director and Chief Operating Officer

By:	/s/ Michael D. Fowler	Date: March 16, 2009
Michael D. Fowler, Chief Financial Officer (Principal
Financial Officer and Principal Accounting Officer)

Signatures - (continued)

By:	/s/ Tom Becker	Date: March 16, 2009
Tom Becker, Director

By:	/s/ Brian Pargeter	Date: March 16, 2009
Brian Pargeter, Director

By:	/s/ Patrick Huycke	Date: March 16, 2009
Patrick Huycke, Director

By:	/s/ John Dickerson	Date: March 16, 2009
John Dickerson, Director

By:	/s/ Gary Wright	Date: March 16, 2009
Gary Wright, Director

PREMIERWEST BANCORP AND SUBSIDIARY
__________

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
AND
CONSOLIDATED FINANCIAL STATEMENTS
__________

DECEMBER 31, 2008, 2007 AND 2006

CONTENTS
PAGE
REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM	F1 – F2

CONSOLIDATED FINANCIAL STATEMENTS
Balance sheets	F3
Statements of income	F4
Statements of changes in shareholders’ equity and comprehensive income	F5
Statements of cash flows	F6 – F7
Notes to financial statements	F8 – F50

Note: These consolidated financial statements have not been reviewed, or confirmed for accuracy or relevance by the Federal Deposit Insurance Corporation.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
PremierWest Bancorp and Subsidiary

We have audited the accompanying consolidated balance sheets of PremierWest Bancorp and Subsidiary (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008. We also have audited the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PremierWest Bancorp and Subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, PremierWest Bancorp and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Portland, Oregon
March 16, 2009

PREMIERWEST BANCORP AND SUBSIDIARY
 CONSOLIDATED BALANCE SHEETS
(Dollars in 000's)

ASSETS

	December 31,
	2008	2007
Cash and cash equivalents:
Cash and due from banks	$38,421	$38,281
Federal funds sold	165	10,350
Interest -bearing deposits with Federal Home Loan Bank	166	41
Total cash and cash equivalents	38,752	48,672
Interest -bearing CD's (greater than 90 days)	198	-
Investments:
Investment securities available-for-sale, at fair market value	188	222
Investment securities held-to-maturity, at amortized cost
(fair value of $32,686 in 2008 and $6,072 in 2007)	32,216	6,098
Investment securities CRA	4,000	-
Restricted equity securities	3,643	1,865
Total investments	40,047	8,185
Mortgage loans held-for-sale	308	569
Loans, net of deferred loan fees	1,265,624	1,023,719
Allowance for loan losses	(22,858)	(11,450)
Total loans	1,243,074	1,012,838
Premises and equipment, net of accumulated
depreciation and amortization	48,146	38,795
Core deposit intangibles, net of amortization	2,453	1,516
Goodwill	70,400	20,942
Other real estate owned	4,423	-
Accrued interest and other assets	36,648	27,013
TOTAL ASSETS	$1,484,141	$1,157,961

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Deposits:
Demand	$228,788	$199,941
Interest -bearing demand and savings	416,636	375,001
Time	565,845	360,373
Total deposits	1,211,269	935,315
Federal funds purchased	25,003	54,019
Federal Home Loan Bank borrowings	20,042	14,008
Junior subordinated debentures	30,928	15,464
Accrued interest and other liabilities	11,728	11,480
Total liabilities	1,298,970	1,030,286

COMMITMENTS AND CONTINGENCIES (Note 21)

SHAREHOLDERS’ EQUITY
Preferred Stock, no par value, 1,000,000 shares
authorized; 11,000 Series A shares issued and outstanding	-	9,590
Common stock, no par value, 50,000,000 shares
authorized; 23,574,351 shares issued
and outstanding (16,987,496 in 2007)	168,032	97,266
Retained earnings	17,100	20,759
Accumulated other comprehensive income	39	60

Total shareholders’ equity	185,171	127,675
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,484,141	$1,157,961

See accompanying notes.

PREMIERWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in 000’s, Except for Earnings Per Share)

	Years Ended December 31,
	2008	2007	2006

INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$87,913	$82,064	$72,695
Interest on investments:
Taxable	996	42	88
Nontaxable	150	230	323
Interest on federal funds sold	69	93	136
Other interest and dividends	134	26	10

Total interest and dividend income	89,262	82,455	73,252
INTEREST EXPENSE
Deposits:
Interest-bearing demand and savings	6,912	9,691	5,896
Time	19,432	15,454	10,035
Federal funds purchased	424	715	887
Federal Home Loan Bank advances	80	482	1,412
Junior subordinated debentures	1,725	874	874

Total interest expense	28,573	27,216	19,104
NET INTEREST INCOME	60,689	55,239	54,148
LOAN LOSS PROVISION	23,150	686	800
Net interest income after loan loss provision	37,539	54,553	53,348
NON-INTEREST INCOME
Service charges on deposit accounts	5,129	4,019	3,316
Mortgage banking fees	462	671	1,036
Investment brokerage and annuity fees	1,454	1,668	1,162
Other commissions and fees	2,269	1,794	1,572
Other non-interest income	678	658	613
Net gains on sales of securities	-	-	2
Total non-interest income	9,992	8,810	7,701
NON-INTEREST EXPENSE
Salaries and employee benefits	26,782	23,712	23,038
Net occupancy and equipment	7,607	6,065	6,138
Communications	2,078	1,722	1,678
Professional fees	1,288	856	979
Advertising	906	696	1,029
Other	8,270	5,907	4,553
Total non-interest expense	46,931	38,958	37,415
INCOME BEFORE PROVISION FOR INCOME TAXES	600	24,405	23,634
PROVISION FOR INCOME TAXES	(48)	9,303	8,986
NET INCOME	$648	$15,102	$14,648

EARNINGS PER COMMON SHARE:
BASIC	$0.02	$0.87	$0.85
DILUTED	$0.02	$0.82	$0.79

See accompanying notes.

PREMIERWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in 000’s, Except Share Amounts)

						Accumulated Other Comprehensive Income
							Total Shareholders’ Equity
	Preferred Stock		Common Stock		Retained			Comprehensive
	Shares	Amount	Shares	Amount	Earnings			Income
BALANCE, December 31, 2005	11,000	$9,590	15,373,431	$73,234	$19,836	$124	$102,784

Comprehensive income:
Net income	-	-	-	-	14,648	-	14,648	$14,648
Other comprehensive income –
Amortization of unrealized gains
for investment securities
transferred to held-to-maturity	-	-	-	-	-	(79)	(79)	(79)
Unrealized gain on investment
securities available-for-sale	-	-	-	-	-	55	55	55
Comprehensive income								$14,624
Preferred stock dividend declared	-	-	-	-	(275)	-	(275)
Common stock cash dividend declared	-	-	-	-	(1,621)	-	(1,621)
Stock-based compensation expense	-	-	-	226	-	-	226
5% stock dividend	-	-	769,145	11,914	(11,914)	-	-
Cash paid for fractional shares	-	-	-	-	(11)	-	(11)
Stock options exercised	-	-	73,905	363	-	-	363
Income tax benefit of stock options
exercised	-	-	-	169	-	-	169
BALANCE, December 31, 2006	11,000	$9,590	16,216,481	$85,906	$20,663	$100	$116,259
Comprehensive income:
Net income	-	-	-	-	15,102	-	15,102	$15,102
Other comprehensive income –
Amortization of unrealized gains
for investment securities
transferred to held-to-maturity	-	-	-	-	-	(41)	(41)	(41)
Unrealized gain on investment
securities available-for-sale	-	-	-	-	-	1	1	1
Comprehensive income								$15,062
Adjustment for change in accounting
principle related to EITF 06-04	-	-	-	-	(127)	-	(127)
Preferred stock dividend declared	-	-	-	-	(275)	-	(275)
Common stock cash dividend declared	-	-	-	-	(2,891)	-	(2,891)
Stock-based compensation expense	-	-	-	306	-	-	306
Repurchase of common stock	-	-	(84,800)	(1,060)	-	-	(1,060)
5% stock dividend	-	-	810,457	11,703	(11,703)	-	-
Cash paid for fractional shares	-	-	-	-	(10)	-	(10)
Stock options exercised	-	-	45,358	254	-	-	254
Income tax benefit of stock options
exercised	-	-	-	157	-	-	157
BALANCE, December 31, 2007	11,000	$9,590	16,987,496	$97,266	$20,759	$60	$127,675
Comprehensive income:
Net income	-	-	-	-	648	-	648	$648
Other comprehensive income –
Amortization of unrealized gains
for investment securities
transferred to held-to-maturity	-	-	-	-	-	(20)	(20)	(20)
Unrealized losses on investment
securities available-for-sale	-	-	-	-	-	(1)	(1)	(1)
Comprehensive income								$627
Preferred stock dividend declared	-	-	-	-	(275)	-	(275)
Common stock cash dividend declared	-	-	-	-	(4,032)	-	(4,032)
Stock-based compensation expense	-	-	-	433	-	-	433
Repurchase of common stock	-	-	(40,800)	(435)	-	-	(435)
Stockmans Bank Acquisition	-	-	5,357,404	60,967	-	-	60,967
Stock options exercised	-	-	12,970	66	-	-	66
Stock options exercised (Note 20)	-	-	189,958	1,115	-	-	1,115
Shares exchanged in payment of
option exercise consideration (Note 20)	-	-	(102,599)	(1,108)	-	-	(1,108)
Income tax benefit of stock options
exercised	-	-	-	138	-	-	138
Preferred stock converted to common	(11,000)	(9,590)	1,169,922	9,590	-	-	-
BALANCE, December 31, 2008	-	$-	23,574,351	$168,032	$17,100	$39	$185,171

See accompanying notes.

PREMIERWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in 000's)

	Years Ended December 31,
	2008	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$648	$15,102	$14,648
Adjustments to reconcile net income to net cash
from operating activities:
Depreciation and amortization	3,894	3,069	3,188
Loan loss expense	23,150	686	800
Deferred income taxes	(146)	(1,098)	(1,772)
Net gains on sales of investment securities	-	-	(2)
Amortization of premiums and accretion of discounts
on investment securities, net	104	(13)	48
Funding of loans held-for-sale	(24,536)	(28,042)	(18,788)
Sale of loans held-for-sale	25,251	28,770	18,728
Gain on sale of loans held-for-sale	(454)	(304)	(166)
Gain on sale of other real estate owned	-	(5)	(145)
Change in BOLI value (net of benefit obligations)	730	779	(407)
Stock-based compensation expense	433	306	226
Excess tax benefit from stock options exercised	(76)	(69)	(146)
Gain on sales of premises and equipment	(30)	(88)	(18)
Write-down of low income housing tax credit investment	197	269	26
Changes in accrued interest receivable/payable
and other assets/liabilities	(16,933)	(3,186)	402

Net cash provided by operating activities	12,232	16,176	16,622

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and calls of investment
securities available-for-sale	34	42	5,062
Purchase of securities held-to-maturity	(29,632)	(2,456)	-
Proceeds from maturities and calls of investment
securities held-to-maturity	33,316	3,385	2,447
Proceeds from redemption of Federal Home Loan Bank	304	-	-
Purchase of Community Reinvestment Act investments	(4,000)	-	-
Loan originations, net	(45,402)	(93,686)	(114,222)
Purchase of premises and equipment, net	(2,950)	(7,172)	(6,189)
Proceeds from the sale of other real estate owned	-	101	145
Purchase of low income housing tax credit investment	(1,008)	(392)	(223)
Purchase of consumer loan finance business	-	(11,141)	-
Cash received, net of cash paid for acquisition of Stockmans
Financial Group	95,438	-	-

Net cash provided by (used in) investing activities	46,100	(111,319)	(112,980)

See accompanying notes.

PREMIERWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Dollars in 000's)

	Years Ended December 31,
	2008	2007	2006

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	$(21,040)	$55,965	$110,931
Net increase (decrease) in Federal Home Loan Bank borrowings	(12,584)	7,867	4,361
Net increase (decrease) in Federal Funds purchased	(29,016)	47,184	(9,595)
Repurchase of common stock	(435)	(1,060)	-
Dividends paid on common stock	(5,051)	(2,683)	(1,579)
Dividends paid on preferred stock	(275)	(275)	(275)
Stock options exercised	73	254	363
Excess tax benefit from stock options exercised	76	69	146
Cash paid for fractional shares relating to stock dividend	-	(10)	(11)

Net cash provided by (used in) financing activities	(68,252)	107,311	104,341

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,920)	12,168	7,983

Beginning of year
CASH AND CASH EQUIVALENTS,	48,672	36,504	28,521

End of year
CASH AND CASH EQUIVALENTS,	$38,752	$48,672	$36,504

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
Cash paid for interest	$28,428	$26,603	$18,693
Cash paid for taxes	$4,885	$10,677	$10,517

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES
Transfers of loans to other real estate owned	$4,423	$101	$-
Income tax benefit of stock options exercised	$138	$157	$169
Preferred stock dividend declared	$275	$275	$275
Cash dividends declared	$-	$1,019	$811
Increase in goodwill resulting from acquisition of
Stockmans Financial Group	$49,458	$-	$-
Stock issued for acquisition of Stockmans Financial Group	$60,967	$-	$-

See accompanying notes.

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – The accompanying consolidated financial statements include the accounts of PremierWest Bancorp (the Company or PremierWest) and its wholly-owned subsidiary, PremierWest Bank (the Bank).

The Bank offers a full range of financial products and services through a network of 46 full service branch offices, 41 of which are located along the Interstate 5 freeway corridor between Roseburg, Oregon, and Sacramento, California. Of the 46 full service branch offices, 24 are located in Oregon (Jackson, Josephine, Deschutes, Douglas, and Klamath counties) and 22 are located in California (Siskiyou, Shasta, Butte, Tehama, Placer, Sacramento and Yolo counties). The Bank’s activities include the usual lending and deposit functions of a community oriented commercial bank: commercial, real estate, installment, and mortgage loans; checking, time deposit, and savings accounts; mortgage loan brokerage services; and automated teller machines (ATMs) and safe deposit facilities. The Bank has three subsidiaries: Premier Finance Company, PremierWest Investment Services, Inc., and Blue Star Properties, Inc. Premier Finance Company has offices in Medford, Grants Pass, Roseburg, Klamath Falls, Coos Bay, Eugene and Portland, Oregon and Redding, California and is engaged in the business of consumer lending. PremierWest Investment Services, Inc. operates throughout the Bank’s market area providing brokerage services for investment products including stocks, bonds, mutual funds and annuities. Blue Star Properties, Inc. serves solely to hold real estate properties for the Company but is currently inactive.

In December 2004, the Company established PremierWest Statutory Trust I and II (the Trusts), as wholly-owned Delaware statutory business trusts, for the purpose of issuing guaranteed individual beneficial interests in junior subordinated debentures (Trust Preferred Securities). The Trusts issued $15.5 million in Trust Preferred Securities for the purpose of providing additional funding for operations and enhancing the Company’s consolidated regulatory capital. A third trust, the Stockmans Financial Trust I in the amount of $15.5 million, was added in 2008 pursuant to the acquisition of Stockmans Financial Group. In accordance with the Financial Accounting Standards Board’s FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities,” the Company has not included the Trusts in its consolidated financial statements but has recognized, as junior subordinated debt, the outstanding balance of the Trust Preferred Securities as of December 31, 2008 and 2007.

The Company did not declare a stock dividend in 2008. A 5% stock dividend was declared in June 2007, June 2006 and June 2005. All per share amounts and calculations in the accompanying consolidated financial statements have been restated to reflect the effects of these stock dividends.

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

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

The preparation of consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of income and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates made by management involve the calculation of the allowance for loan losses, the fair value of available-for-sale investment securities, the value of other real estate owned, and the calculations involved in determining potential goodwill impairment.

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

Investment securities – The Bank is required to specifically identify its investment securities as “available-for-sale”, “held-to-maturity” or “trading accounts.”

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

Restricted equity securities – The Bank’s investment in Federal Home Loan Bank of Seattle (“FHLB”) stock is recorded as a restricted equity security and carried at par value, which approximates fair value. As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets, or FHLB advances. At December 31, 2008 and 2007, the Bank met its minimum required investment. The Bank may request redemption at par value of any FHLB stock in excess of the minimum required investment. Stock redemptions are at the discretion of the FHLB.

The Bank also owns stock in Pacific Coast Banker’s Bank (“PCBB”). The investment in PCBB is carried at cost. Pacific Coast Banker’s Bank operates under a special purpose charter to provide wholesale correspondent banking services to depository institutions. By statute, 100% of PCBB’s outstanding stock is held by depository institutions that utilize its correspondent banking services.

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

Loans and the allowance for loan losses – Loans are stated at the amount of unpaid principal, reduced by the allowance for loan losses and deferred loan fees. The allowance for loan losses represents Management’s recognition of the assumed risks of extending credit and the quality of the existing loan portfolio. The allowance is established to absorb known and inherent losses in the loan portfolio as of the balance sheet date. The allowance is maintained at a level considered adequate to provide for estimated loan losses based on Management’s assessment of various factors affecting the portfolio. Such factors include historical loss experience; review of problem loans; underlying collateral values and guarantees; current economic conditions; legal representation regarding the outcome of pending legal action for collection of loans and related loan guarantees; and an overall evaluation of the quality, risk characteristics, and concentration of loans in the portfolio. The allowance is based on estimates and ultimate losses may vary from the current estimates. These estimates are reviewed periodically and as adjustments become necessary, they are reported in operations in the periods in which they become known. The allowance is increased by provisions charged to operations and reduced by loans charged-off, net of recoveries.

Various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgment of the information available to them at the time of their examinations.

The Bank considers loans to be impaired when Management believes that it is probable that all amounts due will not be collected according to the contractual terms. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the loan’s underlying collateral or related guarantee. Since a significant portion of the Bank’s loans are collateralized by real estate, the Bank primarily measures impairment based on the estimated fair value of the underlying collateral or related guarantee. In certain other cases, impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate. Amounts deemed impaired are either specifically allocated for in the allowance for loan losses or reflected as a partial charge-off of the loan balance. Smaller balance

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

homogeneous loans (typically, installment loans) are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual installment loans for impairment disclosures. Generally, the Bank evaluates a loan for impairment when it is placed on non-accrual status. A majority of the Bank’s impaired loans at December 31, 2008 and 2007, were on non-accrual status. After considering the borrower’s financial condition, the loan’s collateral position, collection efforts and other pertinent factors, impaired loans and other loans are charged to the allowance when the Bank believes that collection of future payments of principal is not probable.

Interest income on all loans is accrued as earned by the simple interest method. The accrual of interest on impaired loans is discontinued when, in Management’s opinion, the borrower may be unable to make payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income on non-accrual loans is subsequently recognized only to the extent cash payments are received. Non-accrual loans are returned to accrual status when the loans are paid current as to principal and interest and future payments are expected to be made in accordance with the contractual terms of the loan.

Loan origination and commitment fees, net of certain direct loan origination costs, are capitalized as an offset to the outstanding loan balance and recognized as an adjustment of the yield of the related loan.

Premises and equipment – Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization of premises and equipment is computed by the straight-line method over the shorter of the estimated useful lives of the assets or terms of underlying leases. Estimated useful lives range from 3 to 15 years for furniture, equipment, and leasehold improvements, and up to 40 years for building premises. The required annual analysis of long-lived assets indicated that no impairment existed for the years ended December 31, 2008, 2007 and 2006.

Core deposit intangibles – Core deposit intangibles are amortized by the straight-line method over seven years. The required annual analysis of the core deposit intangibles indicated that no impairment existed for the years ended December 31, 2008, 2007 and 2006.

Goodwill – Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations. Effective January 1, 2002, the Bank ceased amortization of goodwill upon application of the nonamortization provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” Under this statement, impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. The required annual analysis of goodwill indicated that no impairment existed for the years ended December 31, 2008, 2007 and 2006.

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

Other real estate – Other real estate, acquired through foreclosure or deeds in lieu of foreclosure, is carried at the lower of cost, less estimated costs of disposal, or estimated net realizable value. When property is acquired, any excess of the loan balance over the estimated net realizable value is charged to the allowance for loan losses. Holding costs, subsequent write-downs to net realizable value, if any, or any disposition gains or losses are included in non-interest income and expense. The Bank had $4.4 million in other real estate at December 31, 2008, including six relationships or nine properties acquired through foreclosure or deeds in lieu of foreclosure during 2008. The Bank held no other real estate at December 31, 2007 and 2006. In 2007, the Bank disposed of one other real estate property acquired during the year at a gain of approximately $5,000. In 2006, the Bank received proceeds totaling $145,000 relating to other real estate that had been written down to zero book value in previous years.

Advertising – Advertising and promotional costs are generally charged to expense during the period in which they are incurred. Advertising and promotional expenses were approximately $906,000, $696,000 and $1,029,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 clarifies the accounting for income taxes by prescribing a minimum threshold a tax position is required to meet before being recognized in the financial statements. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 was effective as of the beginning of our 2007 fiscal year. The cumulative effect, if any, of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. Adoption of this standard on January 1, 2007, did not have a material impact on the consolidated financial statements. The Company had no unrecognized tax benefits at January 1, 2007, or at

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

December 31, 2008 or 2007. During the years ended December 31, 2008 and 2007, the Company recognized no interest and penalties. The Company files income tax returns in the U.S. Federal jurisdiction, California, and Oregon. The Company is no longer subject to U.S. or Oregon state examinations by tax authorities for years before 2004 and California state examinations for years before 2003.

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

SFAS 123R requires companies to estimate the fair market value of stock-based payment awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model to value stock options. The Black-Scholes model requires the use of assumptions regarding the risk-free interest rate, expected dividend yield, the weighted average expected life of the options and the historical stock price volatility.

The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend yield is based on Management’s estimate at the time of grant. PremierWest Bancorp declared its first cash dividend during fiscal year 2005; two cash dividends were declared during fiscal year 2006; three cash dividends were declared during fiscal year 2007; and three cash dividends were declared during fiscal year 2008. Going forward in fiscal 2009, the Board of Directors will review the dividend policy on a quarter-by-quarter basis. Cash dividends are not paid on unexercised options. The Company attempts to use historical data to estimate option exercise and employee termination behavior in order to estimate an expected life for each option grant. The expected life falls between the vesting period or requisite service period and the contractual term for the option. Two employee classes having similar exercise and termination behavior are used for valuation purposes. Those classes are “employees” and “executive officers and directors.”

     PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

During 2008, for options granted to the “employees” class, the Company estimated an expected life of 7 years based on the Security and Exchange Commission’s shortcut methodology as defined by Staff Accounting Bulletin No. 107. During 2008, for options granted to the “executive officers and directors” class, the Company estimated an expected life of 7.5 years based on Management’s historical analysis of exercise and forfeiture behavior for the Company’s executives and directors.

Stock-based compensation expense recognized under SFAS 123R for the year ended December 31, 2008, resulting from stock options that were granted during the current and previous periods that vested during the current period, totaled $433,454 with a related tax benefit of $174,118. At December 31, 2008, unrecognized stock-based compensation expense totaled $1,353,930 and will be expensed over a weighted average period of 2.2 years.

Prior to the adoption of SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS 123R requires that the cash flows from the tax benefits resulting from tax deductions in excess of the compensation expense recognized for stock options (excess tax benefits) be reported as financing cash flows. An excess tax benefit of $76,000 is classified as financing cash inflows for the year ended December 31, 2008. The excess tax benefits reported as operating cash flows for the years ended December 31, 2007 and 2006 were $69,000 and $146,000, respectively.

Comprehensive income – Comprehensive income for the Company includes net income reported on the consolidated statements of income, the amortization of unrealized gains for available-for-sale securities transferred to held-to-maturity, and changes in the fair value of available-for-sale investments which are reported as a component of shareholders’ equity.

Off-balance sheet financial instruments – In the ordinary course of business, the Bank enters into off-balance sheet financial instruments consisting of commitments to extend credit, commercial letters of credit, and standby letters of credit. These financial instruments are recorded in the consolidated financial statements when they are funded or related fees are incurred or received.

Fair value of financial instruments –On January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, (“SFAS 157”), “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, SFAS 157 established a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy is as follows:

Level 1 inputs - Unadjusted quoted prices in active markets for identical assets or liabilities that the entity has the ability to access at the measurement date.

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

Level 3 inputs - Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

The Company used the following methods and significant assumptions to estimate fair value for its assets measured and carried at fair value in the financial statements:

Investment securities available-for-sale – Fair values for investment securities are based on quoted market prices or the market values for comparable securities.

Impaired Loans – A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due (both interest and principal) according to the contractual terms of the loan agreement. Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value. As a practical expedient, fair value may be measured based on a loan’s observable market price or the underlying collateral securing the loan. Collateral may be real estate or business assets including equipment. The value of collateral is determined based on independent appraisals.

The following methods and assumptions were used by the Bank in estimating fair values of assets and liabilities, in accordance with the provisions of Financial Accounting Standards Board Statement No. 107, “ Disclosures about Fair Value on Financial Instruments”, (“FAS 107”).

PREMIERWEST BANCORP AND SUBSIDIARY
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

Cash and cash equivalents – The carrying amounts of cash and short-term instruments approximate their fair value.

Investment securities held-to-maturity – Fair values for investment securities are based on quoted market prices or the market values for comparable securities.

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

Loans – For variable rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. Fair values for certain mortgage loans (for example, one-to-four family residential), credit card loans, and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. Fair values for commercial real estate and commercial loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, less costs to sell, where applicable.

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

Off-balance sheet instruments – The Bank’s off-balance sheet instruments include unfunded commitments to extend credit and standby letters of credit. The fair value of these instruments is not considered practicable to estimate because of the lack of quoted market prices and the inability to estimate fair value without incurring excessive costs.

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

Recently issued accounting standards – In December 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) 132(R)-1, “Employers Disclosures about Postretirement Benefit Plan Assets,” which provides additional guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This interpretation is effective for financial statements issued for fiscal years ending after December 15, 2009. The Company is currently evaluating the impact the adoption of FSP 132(R)-1 will have on its consolidated financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 163, “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60” (“SFAS 163”). SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. This statement clarifies how SFAS 60 applies to financial guarantee insurance contracts by insurance enterprises. This statement also requires expanded disclosures about financial guarantee insurance contracts. The adoption of SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities. The Company does not expect the adoption of SFAS 163 to have a material impact on the consolidated financial statements.

PREMIERWEST BANCORP AND SUBSIDIARY
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The adoption of SFAS 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not expect the adoption of SFAS 162 to have a material impact on the consolidated financial statements.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The guidance for determining the useful life of a recognized intangible asset in FSP 142-3 is to be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements in FSP 142-3 are to be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The Company does not expect the adoption of FSP 142-3 to have a material impact on the consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for any quarter ending after February 28, 2009. The Company does not expect the adoption of SFAS 161 to have a material impact on the consolidated financial statements.

PREMIERWEST BANCORP AND SUBSIDIARY
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company does not expect the adoption of SFAS 160 to have a material impact on the consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces SFAS No. 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (on or after June 28, 2009 of fiscal 2010). Early adoption is not permitted. After the effective date, the Company will apply the requirements of SFAS 141R to any future business combinations.

Reclassifications – Certain reclassifications have been made to the 2007 and 2006 consolidated financial statements to conform to current year presentations. These reclassifications have no effect on previously reported net income or earnings per share.

PREMIERWEST BANCORP AND SUBSIDIARY
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – MERGERS AND ACQUISITIONS

On January 26, 2008, PremierWest Bank acquired Stockmans Bank, consisting of five branches in the greater Sacramento, California area. As of the acquisition date, these offices and their employees commenced operating as branch offices of PremierWest Bank. The transaction was accounted for as a purchase for 5,357,404 shares of PremierWest common stock, cash of $22.8 million and transaction costs of $2.0 million, for total purchase price consideration of $85.8 million.

(Dollars in 000's)

Fair value of assets acquired:	January 26, 2008
Cash and cash equivalents	$56,688
Investment securities	32,008
Fed funds sold	58,925
Loans, net	203,381
Premises and equipment, net	9,556
Core deposit intangibles	1,635
Other assets	8,918
Total fair value of assets acquired	$371,111

Fair value of liabilities assumed:
Deposits	$296,051
Borrowed funds	18,618
Junior subordinated debentures	15,464
Other liabilities	4,677
Total fair value of liabilities assumed	$334,810

Net assets acquired	$36,301

Shares of PremierWest common stock	$60,967
Cash paid to common shareholders of
Stockmans Bank	22,769
Transaction costs	2,023
Total consideration	85,759
Goodwill	$49,458

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – MERGERS AND ACQUISITIONS – (continued)

The core deposit intangible asset represents the value ascribed to the long-term deposit relationships acquired. This intangible asset is being amortized on a straight-line basis over a weighted average estimated useful life of 7 years. The core deposit intangible asset is not estimated to have a significant residual value. Goodwill represents the excess of the total purchase price paid for Stockmans Bank over the fair values of the assets acquired, net of the fair value of the liabilities assumed. Goodwill is not amortized, but is evaluated for possible impairment at least annually and more frequently if events and circumstances indicate that the asset might be impaired. No impairment losses were recognized in connection with core deposit intangibles or goodwill during the period from acquisition to December 31, 2008.

The following table represents unaudited pro forma results of operations for the twelve months ended December 31, 2008 and 2007, as if the acquisition of Stockmans Bank had occurred at the beginning of the earliest period presented below. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred at the beginning of the earliest period presented. Management of the Company anticipates cost savings and operational synergies will be realized after the operations of Stockmans Bank are fully integrated in 2009.

(Dollars in 000's, except per share data)

	Twelve Months Ended December 31,
	2008	2007
Net interest income	$61,199	$67,115
Provision for loan losses	(23,150)	(986)
Non-interest income	10,206	9,418
Non-interest expense	(47,437)	(44,849)
Income before income taxes	818	30,698
Provision for income taxes	(26)	(11,710)
Net income	$791	$18,988

Earnings per share
Basic	$0.04	$0.85
Diluted	$0.04	$0.80

Weighted average shares outstanding
Basic	22,495,520	22,379,760
Diluted	22,537,360	23,869,925

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – FAIR VALUE MEASUREMENTS

The Company’s available-for-sale securities is the only balance sheet category the Company accounts for at fair value on a recurring basis, as defined in the fair value hierarchy of SFAS 157, “Fair Value Measurements.” The table below presents information about these securities and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

(Dollars in 000's)	Fair Value Measurements
	At 12/31/08 Using

		Quoted Prices in
		Active Markets for		Significant
	Fair Value	Identical Assets	Other Observable Inputs	Unobservable Inputs
Description	12/31/2008	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities	$188	-	$188	-
Total Assets Measured at Fair Value	$188	-	$188	-

Securities classified as available-for-sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value of measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.

Certain assets and liabilities are measured at fair value on a non-recurring basis after initial recognition such as loans measured for impairment. The following table presents the fair value measurement of assets on a non-recurring basis as of December 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

(Dollars in 000's)	Fair Value Measurements
	At 12/31/08 Using
		Quoted Prices in
		Active Markets for		Significant
	Fair Value	Identical Assets	Other Observable Inputs	Unobservable Inputs
Description	12/31/2008	(Level 1)	(Level 2)	(Level 3)
Loans measured for impairment	$64,059	-	-	$64,059
Specific reserves	(11,156)	-	-	(11,156)
Total Impaired Loans Measured at Fair Value	$52,903	-	-	$52,903

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – FAIR VALUE MEASUREMENTS – (continued)

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

In addition, as the Bank normally intends to hold the majority of its financial instruments until maturity, it does not expect to realize many of the estimated amounts disclosed. The disclosures also do not include estimated fair value amounts for items which are not defined as financial instruments but which have significant value. These include such off-balance sheet items as core deposit intangibles on non-acquired deposits. The Bank does not believe that it would be practicable to estimate a representational fair value for these types of items as of December 31, 2008 and 2007.

As SFAS No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements, any aggregation of the fair value amounts presented would not represent the underlying value of the Bank.

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – FAIR VALUE MEASUREMENTS – (continued)

The estimated fair values of the Bank’s significant on-balance sheet financial instruments at December 31 were as follows (in thousands):

	2008		2007
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

Financial assets:
Cash and cash equivalents	$38,752	$38,752	$48,672	$48,672
Investment securities available-for-
sale	$188	$188	$222	$222
Investment securities held-to-
maturity	$32 ,216	$32 ,686	$6,098	$6,072
Investment securities - CRA	$4,000	$4,000
Restricted equity investments	$3,643	$3,643	$1,865	$1,865
Loans held-for-sale	$308	$308	$569	$569
Loans, net	$1,242,766	$1,150,922	$1,012,269	$1,014,597

Financial liabilities:
Deposits	$1,211,319	$1,217,591	$935,315	$936,723
Federal funds purchased	$25,003	$25,003	$54,019	$54,019
FHLB borrowings	$20,042	$20,048	$14,008	$13,966
Junior subordinated debentures	$30,928	$12,416	$15,464	$15,246

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – CASH AND DUE FROM BANKS

The Bank was required to maintain an average reserve balance of approximately $3.9 million and $3.6 million at December 31, 2008 and 2007, respectively, with the Federal Reserve Bank or maintain such reserve balances in the form of cash. This requirement was met by holding cash and maintaining average reserve balances with the Federal Reserve Bank in excess of the held cash amounts.

NOTE 5 – INVESTMENT SECURITIES

Investment securities as of December 31 consisted of the following (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
2008
Available-for-sale:
Mortgage-backed securities and collateralized
mortgage obligations	$188	$1	$(1)	$188

Held-to-maturity:
Mortgage-backed securities and collateralized
mortgage obligations	$1,799	$52	$-	$1,851
U.S. Government and agency securities	27,496	419	-	27,915
Obligations of state and political subdivisions	2,921	22	(23)	2,920
	$32,216	$493	$(23)	$32,686

Investment securities - CRA	$4,000	$-	$-	$4,000

Restricted equity securities	$3,643	$-	$-	$3,643

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
2007
Available-for-sale:
Mortgage-backed securities and collateralized
mortgage obligations	$222	$2	$(2)	$222
Total	$222	$2	$(2)	$222

Held-to-maturity:
U.S. Government and agency securities	$1,484	$-	$-	$1,484
Obligations of state and political subdivisions	4,614	8	(34)	4,588
	$6,098	$8	$(34)	$6,072

Restricted equity securities	$1,865	$-	$-	$1,865

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – INVESTMENT SECURITIES – (continued)

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

The following table presents the gross unrealized losses and fair value (in thousands) of the Bank’s investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2008 and 2007:

At December 31, 2008	Less Than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-sale
Mortgage-backed securities
and collateralized
mortgage obligations	$52	$(1)	$28	$-	$80	$(1)
Held-to-maturity
Obligations of state and political
subdivisions	402	(6)	1,180	(17)	1,582	(23)

	$454	$(7)	$1,208	$(17)	$1,662	$(24)

At December 31, 2007	Less Than 12 Months		12 Months or More		Total

		Unrealized		Unrealized		Unrealized
Available-for-sale	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage-backed securities
and collateralized
mortgage obligations
Held-to-maturity	$-	$-	$91	$(2)	$91	$(2)
Obligations of state and political
subdivisions	253	(2)	3,187	(32)	3,440	(34)

	$253	$(2)	$3,278	$(34)	$3,531	$(36)

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

F – 26

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – INVESTMENT SECURITIES– (continued)

The amortized cost and estimated fair value of investment securities at December 31, 2008, by contractual maturity are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value

Due in one year or less	$-	$-	$12,776	$12,950
Due after one year through
five years	188	188	16,269	16,510
Due after five years through
ten years	-	-	1,372	1,375

Due after ten years	-	-	1,799	1,851

	$188	$188	$32,216	$32,686

Investment securities with a carrying amount of $32.9 million and $6.3 million at December 31, 2008 and 2007, respectively, were pledged to secure public deposits, FHLB borrowings and for other purposes as required or permitted by law.

Realized gains on sales of investment securities were $0, $0 and $2,000 in 2008, 2007 and 2006, respectively.

F – 27

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – LOANS

Loans, including loans held-for-sale, as of December 31 consisted of the following (in thousands):

	2008	2007
Real estate – commercial	$605,606	$446,724
Real estate – construction	296,239	268,254
Real estate – residential	23,673	17,128
Commercial	200,559	186,536
Agricultural	48,695	28,833
Consumer	82,753	73,743
Overdrafts	7,462	1,652
Other	2,360	3,028
Total loans	$1,267,347	$1,025,898
Less allowance for loan losses	(22,858)	(11,450)
Less deferred loan fees	(1,415)	(1,610)
Loans, net of allowance for loan losses
and deferred loan fees	$1,243,074	$1,012,838

The Bank’s market area consists principally of Jackson, Josephine, Deschutes, Douglas and Klamath counties of Oregon, and Butte, Siskiyou, Shasta, Tehama, Placer, Sacramento and Yolo counties of northern California. A substantial portion of the Bank’s loans are collateralized by real estate in these geographic areas and, accordingly, the ultimate collectibility of a substantial portion of the Bank’s loan portfolio is susceptible to changes in the respective local market conditions.

In the normal course of business, the Bank participates portions of loans to third parties in order to extend the Bank’s lending capability or to mitigate risk. At December 31, 2008 and 2007, the portion of these loans participated to third parties (which are not included in the accompanying consolidated financial statements) totaled approximately $34.3 million and $40.0 million, respectively.

     PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – ALLOWANCE FOR LOAN LOSSES

Transactions in the allowance for loan losses for the years ended December 31 were as follows (in thousands):

	2008	2007	2006

BALANCE, beginning of year	$11,450	$10,877	$10,341
Loan loss provision	23,150	686	800
Loans charged-off	(21,864)	(827)	(496)
Recoveries of loans previously
charged-off	1,010	533	232
Acquired from Stockmans Bank merger	9,112	-	-
Balance sheet reclassification	-	(255)	-
Finance portfolio purchased	-	436	-

BALANCE, end of year	$22,858	$11,450	$10,877

Transactions for impaired loans for the years ended December 31 were as follows (in thousands):

	2008	2007	2006
Loans past due 90 days, still accruing	$1,937	$-	$-
Loans on nonaccrual status	$63,004	$8,426	$1,403
Recorded investment in impaired loans	$63,004	$8,426	$1,403
Impaired loans with a specific allowance	$25,671	$5,871	$433
Impaired loans without a specific allowance	$37,333	$2,555	$970
Total allowance for loan losses on impaired loans	$11,156	$383	$151
The average recorded investment in impaired loans	$41,600	$3,173	$1,534
Interest income recognized on impaired loans	$-	$-	$-
Interest income recognized on impaired loans - cash basis	$626	$429	$347
Interest income not recognized on impaired loans	$3,193	$243	$118

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – PREMISES AND EQUIPMENT

Premises and equipment at December 31 consisted of the following (in thousands):

	2008	2007

Land and improvements	$12,295	$8,475
Buildings and leasehold improvements	36,416	30,351
Furniture and equipment	19,424	17,975

	68,135	56,801
Less accumulated depreciation and amortization	(20,253)	(18,312)

	47,882	38,489
Construction in progress	264	306

Premises and equipment, net of accumulated
depreciation and amortization	$48,146	$38,795

Depreciation expense totaled $3.2 million, $2.6 million and $2.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.

At December 31, 2008, there were no new construction contracts for new branches. Unpaid construction contracts related to branch facility improvements were approximately $264,000 at December 31, 2008.

NOTE 9 – CORE DEPOSIT INTANGIBLES

At December 31, 2008 and 2007, PremierWest had $2.5 million and $1.5 million of core deposit intangibles, respectively, net of accumulated amortization of $3.1 million and $2.4 million, respectively. For each of the years ending December 31, 2008, 2007 and 2006, PremierWest recorded amortization expense related to these core deposit intangibles totaling $698,000, $494,000 and $494,000, respectively.

The table below presents the estimated amortization expense for the core deposit intangibles acquired in all mergers for each of the next five years and thereafter:

(in thousands)
	Year	Estimated Amount
	2009	$717
	2010	$717
	2011	$257
	2012	$223
	2013	$223
	Thereafter	$316
		$2,453

     PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – TIME DEPOSITS

Time deposits of $100,000 and over totaled approximately $205.9 million and $130.2 million at December 31, 2008 and 2007, respectively.

At December 31, 2008, the scheduled annual maturities for all time deposits were as follows (in thousands):

Years ending December 31,	2009	$463,756
	2010	52,614
	2011	22,061
	2012	8,531
	2013	18,765
	Thereafter	118

		$565,845

NOTE 11 – FEDERAL FUNDS PURCHASED

The Bank maintains Federal funds lines with correspondent banks as a backup source of liquidity. Federal funds purchased generally mature within one to four days from the transaction date. The balance outstanding as of December 31, 2008 was $25.0 million, on an unsecured basis, and are accruing interest at the weighted average rate of 1.10% . As of December 31, 2008, the Bank had approximately $54.3 million of Federal funds lines available to draw against on an unsecured basis. The balance outstanding as of December 31, 2007 was $54.0 million.

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – FEDERAL HOME LOAN BANK BORROWINGS

The Bank had long-term borrowings outstanding with the Federal Home Loan Bank totaling $42,000 and $508,000 as of December 31, 2008 and 2007, respectively. The Bank makes monthly principal and interest payments on the long-term borrowings which mature by 2014 and bear fixed interest at rates ranging from 6.52% to 7.52% . The Bank also participates in the Cash Management Advance (CMA) program with the FHLB. CMA borrowings are short-term borrowings that mature within one year and accrue interest at the variable Cash Management Advance rate as published by the FHLB. As of December 31, 2008, the Bank had $20.0 million in CMA borrowings outstanding at the variable interest rate of 0.76% . As of December 31, 2007, the Bank had $13.5 million in CMA borrowings outstanding at the variable interest rate of 4.35% . All outstanding borrowings with the FHLB are collateralized as provided for under the Advances, Security and Deposit Agreement between the Bank and the FHLB and include the Bank’s FHLB stock and any funds or investment securities held by the FHLB that are not otherwise pledged for the benefit of others. In addition, certain qualifying loans totaling approximately $54.3 million were pledged to support the Bank’s outstanding advances and provided for an additional available borrowing capacity of approximately $14.3 million as of December 31, 2008.

The scheduled repayment of FHLB borrowings is as follows (in thousands):

Years ending December 31,	2009	$20,013
	2010	7
	2011	7
	2012	7
	2013	7
	Thereafter	1

		$20,042

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – JUNIOR SUBORDINATED DEBENTURES

On December 30, 2004, the Company established two wholly-owned statutory business trusts (PremierWest Statutory Trust I and II) that were formed to issue junior subordinated debentures and related common securities. On August 25, 2005, Stockmans Financial Group established a wholly-owned statutory business trust (Stockmans Financial Trust I) to issue junior subordinated debentures and related common securities. Following the acquisition of Stockmans Financial Group, the Company became the successor in interest to Stockmans Financial Trust I. Common stock issued by the Trusts and held as an investment by the Company are recorded in other assets in the consolidated balance sheets. Following are the terms of the junior subordinated debentures as of December 31, 2008:

	Issue	Issued			Maturity	Redemption
Trust Name	Date	Amount	Rate		Date	Date

PremierWest Statutory	December				December	December
Trust I	2004	$7,732,000	5.65	% (1)	2034	2009
PremierWest Statutory	December				March	March
Trust II	2004	7,732,000	5.65	% (2)	2035	2010
Stockmans Financial	August				September	September
Trust I	2005	15,464,000	5.93	% (3)	2035	2010
		$30,928,000

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

     PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – PREFERRED STOCK

On November 17, 2008, the Series A Preferred Stock private offering, that was closed on November 17, 2003, automatically converted to common stock. This private offering involved 11,000 shares of Series A Preferred Stock to a group of private investors, including a director of PremierWest. The offering stipulated that the shares were to be automatically converted on the fifth anniversary of the issuance date. On November 17, 2008, a total of 1,169,922 shares of common stock were distributed to the holders of the 11,000 shares of Series A Preferred Stock.

NOTE 15 – OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

In the normal course of business, the Bank is a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in the accompanying consolidated balance sheets. The contractual amounts of these instruments reflect the extent of the Bank’s involvement in these particular classes of financial instruments. As of December 31, 2008 and 2007, the Bank had no commitments to extend credit at below-market interest rates and held no derivative financial instruments.

The Bank’s exposure to credit loss in the event of non-performance by another party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The distribution of commitments to extend credit approximates the distribution of loans outstanding.

A summary of the Bank’s off-balance sheet financial instruments at December 31 is as follows (in thousands):

	2008	2007
Commitments to extend credit	$140,637	$164,032
Stand by letters of credit	28,225	8,181
Total off-balance sheet financial instruments	$168,862	$172,213

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – OFF-BALANCE SHEET FINANCIAL INSTRUMENTS - (continued)

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of fees. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Bank upon extension of credit, is based on Management’s credit evaluation of the counterparty. Collateral held for commitments varies but may include accounts receivable, inventory, property and equipment, residential real estate or income-producing commercial properties.

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

NOTE 16 – INCOME TAXES

The provision for income taxes for the years ended December 31 was as follows (in thousands):

	2008	2007	2006
Current expense:
Federal	$98	$8,506	$8,772
State	-	1,895	1,986
	98	10,401	10,758
Deferred expense (benefit):
Federal	(18)	(806)	(1,401)
State	(128)	(292)	(371)
	(146)	(1,098)	(1,772)
Provision for income taxes	$(48)	$9,303	$8,986

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – INCOME TAXES – (continued)

The provision for income taxes results in effective tax rates which are different than the federal income tax statutory rate. Differences for the years ended December 31 are as follows (in thousands):

	2008		2007		2006

	Amount	Rate	Amount	Rate	Amount	Rate
Expected federal income tax provision
at statutory rate	$210	35.00%	$8,542	35.00%	$8,272	35.00%
State income taxes, net of federal effect	(31)	-5.17%	1,208	4.95%	1,200	5.08%
Effect of non-taxable interest income, net	(152)	-25.33%	(199)	-0.82%	(174)	-0.74%
Effect of non-taxable increases in the cash
surrender value of life insurance	(244)	-40.67%	(188)	-0.77%	(150)	-0.63%
Stock compensation	184	30.67%	212	0.87%	195	0.83%
Other, net	(15)	-2.50%	(272)	-1.11%	(357)	-1.51%
Provision for income taxes	$(48)	-8.00%	$9,303	38.12%	$8,986	38.03%

The components of the net deferred tax assets as of December 31 were approximately as follows (in thousands):

	2008	2007

Assets:
Allowance for loan losses	$9,183	$4,701
Benefit plans	3,414	2,399
State tax credits	321	301
Other	281	448
Total deferred tax assets	13,199	7,849

Liabilities:
Net unrealized gains on investment
securities available-for-sale	20	-
FHLB stock dividends	353	353
Premises and equipment	3,293	1,407
Intangibles	1,184	648
Loan origination costs	1,166	949
Prepaids	286	230
Deferred revenue	99	174
Other	398	314
Total deferred tax liabilities	6,799	4,075
Net deferred tax asset	$6,400	$3,774

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – INCOME TAXES – (continued)

The state tax credits include purchased tax credits totaling $130,000 and $147,000 at December 31, 2008 and 2007, respectively. These purchased tax credits consist of State of Oregon Business Energy Tax Credits (BETC) that will be utilized to offset future Oregon income taxes. The Company made BETC purchases during both 2008 and 2007. The purchased credits expire after 8 years but are expected to be utilized within 5 years of purchase.

Management believes, based upon the Bank’s expected performance, that deferred tax assets will be recognized in the normal course of operations and, accordingly, Management has not reduced deferred tax assets by a valuation allowance.

     PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 – BASIC AND DILUTED EARNINGS PER COMMON SHARE

The following summarizes the calculations for basic and diluted earnings per common share, after giving retroactive effect for stock dividends, for the years ended December 31, (in thousands, except per share amounts):

		Weighted Average
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

2008

Basic earnings per common share –
income available to common
shareholders (net of $275,000 declared
dividends to preferred shareholders)	$373	22,129,577		$0.02
Effect of assumed conversion of
stock options	-	41,840
Diluted earnings per common share	$373	22,171,417		$0.02

2007

Basic earnings per common share –
income available to common
shareholders (net of $275,000 declared
dividends to preferred shareholders)	$14,827	17,014,873		$0.87
Effect of assumed conversion of
stock options	-	308,187
Effect of assumed conversion of
Preferred Stock	-	1,169,925
Add back preferred stock dividend
declared	275	-
Diluted earnings per common share	$15,102	18,492,985		$0.82

2006

Basic earnings per common share –
income available to common
shareholders (net of $275,000 declared
dividends to preferred shareholders)	$14,373	16,991,451		$0.85
Effect of assumed conversion of
stock options	-	411,410
Effect of assumed conversion of
Preferred Stock	-	1,169,925
Add back preferred stock dividend
declared	275	-
Diluted earnings per common share	$14,648	18,572,786		$0.79

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 – BASIC AND DILUTED EARNINGS PER COMMON SHARE – (continued)

As of December 31, 2008 and 2007, stock options of approximately 794,000 and 219,000, respectively, were not included in the computation of diluted earnings per share as their inclusion would have been anti-dilutive.

NOTE 18 – TRANSACTIONS WITH RELATED PARTIES

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

An analysis of the activity with respect to loans outstanding to directors and executive officers of the Bank and their affiliates for the years ended December 31 is as follows (in thousands):

	2008	2007

Beginning balance	$17,183	$11,495
Additions	8,457	8,215
Repayments	(2,023)	(2,527)

Ending balance	$23,617	$17,183

Deposits held for executive officers and directors at December 31, 2008 and 2007, were approximately $14.2 million and $3.7 million, respectively.

NOTE 19 – BENEFIT PLANS

401(k) profit sharing plan – The Bank maintains a 401(k) profit sharing plan (the Plan) that covers substantially all full-time employees. Employees may make voluntary tax deferred contributions to the Plan, and the Bank’s contributions to the Plan are at the discretion of the Board of Directors, not to exceed the amount deductible for federal income tax purposes. Employees vest in the Bank’s contributions to the Plan over a period of six years. Total amounts charged to operations under the Plan were approximately $456,000, $506,000 and $366,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 – BENEFIT PLANS – (continued)

Executive supplemental retirement and severance plans – In connection with previous acquisitions of United Bancorp, Timberline Bancshares, Inc., Mid Valley Bank and Stockmans Bank, the Company entered into various severance, non-compete, and retirement agreements with previous executives and Board members of the acquired companies. As of December 31, 2008 and 2007, the Bank’s recorded liability pursuant to these collective agreements was $2.4 million and $889,000, respectively. Payments on these plans are generally made on a monthly or quarterly basis and will continue until all liabilities are paid in full. To support its obligations under these arrangements, the Bank acquired bank-owned life insurance policies which had aggregate cash surrender values of $7.1 million and $6.9 million as of December 31, 2008 and 2007, respectively. For the years ended December 31, 2008, 2007 and 2006, the increase in the cash surrender value of the bank-owned life insurance policies was $609,000, $470,000 and $376,000, respectively; and the Bank recognized expenses relating to these agreements of $160,000, $144,000 and $123,000, respectively.

The Bank has entered into supplemental retirement plans with five key executive officers. These plans provide for retirement benefits which increase annually until each executive reaches retirement age and will be paid out over a period ranging from 15 years to life (for two executives) following the retirement of covered executives. To support its obligations under these plans and to provide death benefits to other selected employees, the Bank has acquired bank-owned life insurance with a cash surrender value of $8.4 million and $6.0 million at December 31, 2008 and 2007, respectively. As of December 31, 2008 and 2007, the Bank’s liability pursuant to these supplemental retirement plans was $3.0 million and $2.6 million, respectively. For the years ended December 31, 2008, 2007 and 2006, related expenses of $593,000, $631,000 and $859,000, respectively, were recorded.

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 – STOCK OPTION PLAN

At December 31, 2008, PremierWest Bancorp had two outstanding stock option plans – the 1992 Stock Option Plan (“1992 Plan”) and the 2002 Stock Incentive Plan (“2002 Plan”). The 2002 Plan superseded the 1992 Plan; no additional grants may be made under the 1992 Plan. The 2002 Plan was initially established in May 2002 and was approved by shareholders. The 2002 Plan was subsequently amended and restated in May 2005 to allow for the issuance of restricted stock grants in addition to stock options. The 2002 Plan was also amended and restated in May 2007 to increase the number of shares available for issuance under the plan by 1,000,000 shares. The amended and restated 2002 Plan was approved by shareholders in May 2005 and 2007, and allows for the issuance of up to 1,963,415 shares of stock awards of which a total of 1,024,511 shares were available for issuance as either stock options or restricted stock grants as of December 31, 2008. As of December 31, 2008, there were no restricted stock grants outstanding.

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

Stock option activity during the year ended December 31, 2008 was as follows:

			Weighted Average
			Remaining	Aggregate
	Number	Weighted Average	Contractual Term	Intrinsic Value
	of Options	Exercise Price	(years)	(in thousands)
Stock options outstanding, 12/31/07	987,247	$8.68
Granted	282,575	9.63
Exercised	(202,928)	5.86
Forfeited	(66,470)	10.36
Expired	(996)	5.06
Stock options outstanding, 12/31/08	999,428	$9.41	6.59	$(2,718)
Stock options exercisable, 12/31/08	437,148	$7.89	4.67	$(525)

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 – STOCK OPTION PLAN – (continued)

PremierWest Bancorp follows Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires companies to measure and recognize as compensation expense the grant date fair market value for all share-based awards. That portion of the grant date fair market value that is ultimately expected to vest is recognized as expense over the requisite service period, typically the vesting period, utilizing the straight-line attribution method. SFAS 123R requires companies to estimate the fair market value of stock-based payment awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model to value our stock options. The Black-Scholes model requires the use of assumptions regarding the historical volatility of our stock price, our expected dividend yield, the risk-free interest rate and the weighted average expected life of the options. The following schedule reflects the weighted-average assumptions included in this model as it relates to the valuation of options granted for the periods indicated:

	2008	2007	2006

Risk-free interest rate	3.3%	4.6%	4.8%
Expected dividend	2.49%	0.78%	0.29%
Expected life, in years	7.0	7.1	7.3
Expected volatility	28%	28%	27%

The weighted-average grant date fair value of options granted during the years ended 2008, 2007 and 2006 was $2.54, $4.82, and $6.84, respectively.

The following table presents the intrinsic value of stock options exercised, cash received from stock options exercised, and the tax benefit realized for deductions related to stock options exercised for the years ended December 31, 2008, 2007 and 2006.

	2008	2007	2006

Intrinsic value of stock options exercised	$977,000	$328,000	$778,000
Cash received from stock options exercised	$73,000	$254,000	$363,000
Tax benefit realized from stock options exercised	$138,000	$157,000	$169,000

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 – STOCK OPTION PLAN – (continued)

Information regarding the number, weighted-average exercise price, and weighted-average remaining contractual life of options by range of exercise price at December 31, 2008, is as follows:

	Options Outstanding			Exercisable Options
			Weighted -			Weighted-
		Weighted-	Average		Weighted-	Average
		Average	Remaining		Average	Remaining
Exercise	Number of	Exercise	Contractual	Number	Exercise	Contractual
Price Range	Options	Price	Life (Years)	of Options	Price	Life (Years)
$3.01 – $6.00	205,029	$5.18	3.05	198,176	$5.19	2.93
$6.01 – $9.00	109,212	8.41	5.81	78,396	8.49	5.27
$9.01 – $12.00	488,593	9.69	7.75	118,611	9.57	6.13
$12.01 – $15.00	141,469	12.51	8.07	19,915	12.62	7.99
$15.01 – $18.00	55,125	16.78	7.25	22,050	16.78	7.25
	999,428	$9.41	6.59	437,148	$7.89	4.67

NOTE 21 – COMMITMENTS AND CONTINGENCIES

Operating lease commitments – As of December 31, 2008, the Bank leased certain properties from unrelated third parties. Future minimum lease commitments pursuant to these operating leases are as follows (in thousands):

Years ending December 31,	2009	$819
	2010	698
	2011	615
	2012	562
	2013	454
	Thereafter	2,975

		$6,123

Rental expense for all operating leases was $1.0 million, $696,000 and $642,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

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

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 – COMMITMENTS AND CONTINGENCIES – (continued)

Legal contingencies – We are currently a party to various claims and legal proceedings. If Management believes that a loss arising from these matters is probable and can reasonably be estimated, we record the amount of the loss, or the minimum estimated liability when the loss is estimated using a range, and no point within the range is more probable than another. As additional information becomes available, any potential liability related to these matters is assessed and the estimates are revised, if necessary.

Based on currently available information, Management believes that the ultimate outcome of these matters, individual and in the aggregate, will not have a material adverse effect on our financial position or overall trends in results of operations. However, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages or an injunction prohibiting us from selling one or more products. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the financial position and results of operations of the period in which the ruling occurs, or future periods.

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

Quantitative measures established by regulation to ensure capital adequacy require PremierWest and the Bank to maintain minimum amounts and ratios (set forth in the following tables) of Tier 1 capital to average assets, and Tier 1 and total capital to risk-weighted assets (all as defined in the regulations). Management believes that as of December 31, 2008 and 2007, PremierWest and the Bank met or exceeded all relevant capital adequacy requirements.

As of December 31, 2008, the most recent notification from the regulators categorized the Bank as well capitalized under the regulatory framework for prompt correction action. There are no conditions or events since the notification from the regulators that Management believes would change the Bank’s regulatory capital categorization. To be categorized as well capitalized, PremierWest and the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table.

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 – REGULATORY MATTERS – (continued)

PremierWest’s and the Bank’s actual and required capital amounts and ratios are presented in the following table (in thousands):

					Regulatory
					Minimum To Be
			Regulatory		Well Capitalized
			Minimum To Be		Under Prompt
			Adequately		Corrective
	Actual		Capitalized		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2008

Tier 1 capital (to average assets)
Company	$143,219	10.2%	$56,296	>4.0%	N/A	N/A
Bank	$140,895	10.0%	$56,220	>4.0%	$70,275	>5.0%
Tier 1 capital (to risk-weighted assets)
Company	$143,219	10.3%	$55,465	4.0%	N/A	N/A
Bank	$140,895	10.2%	$55,372	>4.0%	$83,057	>6.0%
Total capital (to risk-weighted assets)
Company	$160,622	11.6%	$110,930	>8.0%	N/A	N/A
Bank	$158,270	11.4%	$110,743	>8.0%	$138,429	>10.0%

					Regulatory
					Minimum To Be
			Regulatory		Well Capitalized
			Minimum To Be		Under Prompt
			Adequately		Corrective
	Actual		Capitalized		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2007

Tier 1 capital (to average assets)
Company	$120,157	10.9%	$44,115	>4.0%	N/A	N/A
Bank	$120,251	10.9%	$44,067	>4.0%	$55,084	>5.0%
Tier 1 capital (to risk-weighted assets)
Company	$120,157	10.8%	$44,710	>4.0%	N/A	N/A
Bank	$120,251	10.8%	$44,676	>4.0%	$67,014	>6.0%
Total capital (to risk-weighted assets)
Company	$131,862	11.8%	$89,420	>8.0%	N/A	N/A
Bank	$131,956	11.8%	$89,353	>8.0%	$111,691	>10.0%

     PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 – REGULATORY MATTERS – (continued)

In 2008, the banking industry, as well as other sectors of the United States economy, saw a number of unprecedented and wide sweeping changes in federal regulation. The most significant of these changes resulted from the passage of the Emergency Economic Stabilization Act of 2008 (“EESA”). The purpose of this legislation was to enable Congress to strengthen our financial markets and promote the flow of credit to businesses and consumers.

The Company participated in some of these new programs after year end, as discussed below.

Temporary Liquidity Guarantee Program (“TLGP”) – On October 13, 2008, the FDIC announced the TLGP to strengthen confidence and encourage liquidity in the banking system. The TLGP consists of two components: a temporary guarantee of newly-issued senior unsecured debt (the Debt Guarantee Program) and a temporary unlimited guarantee of funds in noninterest-bearing transaction accounts at FDIC-insured institutions (the Transaction Account Guarantee Program). On December 5, 2008, the Company elected to participate in the both the Debt Guarantee Program and Transaction Account Guarantee Program. However, the Company declined the option of issuing certain non-guaranteed senior unsecured debt before issuing the maximum amount of guaranteed debt.

     PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23 – PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for PremierWest (parent company only) is presented as follows (in thousands):

CONDENSED BALANCE SHEETS

	December 31,
	2008	2007
ASSETS
Cash and cash equivalents	$361	$38
Investment in subsidiary	213,776	142,769
Advances made to subsidiary	238	62
Other assets	1,783	1,313
Total assets	$216,158	$144,182

LIABILITIES
Junior subordinated debentures	$30,928	$15,464
Other liabilities	59	1,043
Total liabilities	30,987	16,507
SHAREHOLDERS’ EQUITY	185,171	127,675
Total liabilities and shareholders’ equity	$216,158	$144,182

CONDENSED STATEMENTS OF INCOME
	Years Ended December 31,
	2008	2007	2006

Operating income	$-	$103	$211
Cash dividends from bank subsidiary	7,230	2,525	-
Interest expense	(1,725)	(874)	(874)
Other operating expense	(3,952)	(546)	(436)
Provision for income taxes	838	-	-
Income (loss) before equity in undistributed
net earnings of subsidiary	2,391	1,208	(1,099)
Equity (deficit) in undistributed net earnings of
subsidiary	(1,743)	13,894	15,747

NET INCOME	$648	$15,102	$14,648

     PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23 – PARENT COMPANY FINANCIAL INFORMATION – (continued)

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007	2006

CASH FLOWS FROM OPERATING
ACTIVITIES
Net income	$648	$15,102	$14,648
Adjustments to reconcile net income to
net cash from operating activities:
Deficit (equity) in undistributed net
earnings of subsidiary	1,743	(13,894)	(15,747)
Excess tax benefit from stock options
excercised	(76)	(69)	(146)
Other, net	308	502	406
Net cash from operating
activities	2,623	1,641	(839)
CASH FLOWS FROM INVESTING
ACTIVITIES
Purchase of certificate of deposit on Bank subsidiary	(50)	-	-
Repayment of advances made to Bank subsidiary	1,768	2,078	2,186
Net cash from investing
activities	1,718	2,078	2,186
CASH FLOWS FROM FINANCING
ACTIVITIES
Proceeds from stock options exercised	73	254	363
Dividends paid on common stock	(5,051)	(2,683)	(1,579)
Dividends paid on preferred stock	(275)	(275)	(275)
Excess tax benefit from stock options
excercised	76	69	146
Stock repurchased	(435)	(1,060)	-
Other, net	1,594	(10)	(11)
Net cash used in financing
activities	(4,018)	(3,705)	(1,356)
NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	323	14	(9)
CASH AND CASH EQUIVALENTS,
Beginning of year	38	24	33
CASH AND CASH EQUIVALENTS,
End of year	$361	$38	$24

PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24 – SUBSEQUENT EVENTS

On February 12, 2009, the Company received $25.0 million from the Federal Reserve as part of their Term Auction Facility Program (TAF) program. The TAF is a credit facility that allows a depository institution, judged to be in generally sound financial condition and eligible to borrow under the primary credit discount window program, to place a bid for an advance from its local Federal Reserve Bank at an interest rate that is determined as the result of an auction. These advances must then be fully collateralized.

By allowing the Federal Reserve to inject term funds through a broader range of counterparties and against a broader range of collateral than open market operations, the Federal Reserve hopes to ensure that liquidity provisions can be disseminated efficiently even when the unsecured interbank markets are under stress.

The Company obtained $25.0 million for a 28-day period, at a rate of 0.25% . The funds were repaid on March 12, 2009.

On February 13, 2009, the Company received $41.4 million in funding pursuant to the U.S. Department of Treasury Troubled Asset Relief Program (TARP) Capital Purchase Program in the form of an investment in PremierWest Bancorp. The U.S. Department of Treasury received 41,400 shares of PremierWest’s Fixed Rate Cumulative Perpetual Preferred Stock Series B (Series B Preferred Stock) and a warrant to purchase 1,038,462 shares of the Company’s common stock pursuant to the terms of a Form Warrant to Purchase Common Stock issued and dated February 13, 2009. The Warrants have a term of 10 years and are exercisable at any time at an exercise price of $5.98 per share. The Series B Preferred Stock rank pari passu with or senior to all other series or classes of Preferred Stock issued on the Closing Date with respect to the payment of dividends and the distribution of assets in the event of any dissolution, liquidation or winding up of the Company. The Series B Preferred Stock pays a compounding cumulative dividend, in cash, at a rate of 5% per annum for the first five years, and 9% per annum thereafter on the liquidation preference of $1,000 per share. The Series B Preferred Stock is non-voting, other than class voting rights on matters that could adversely affect the Series B Preferred Stock.

The additional capital will be deployed in supporting growth and expansion throughout the regions of Oregon and California in which we serve our customers. The Capital Purchase Program is intended to promote and support confidence in the nation’s banking system and to promote a general resumption of lending. The Company's goal is to follow the intent of the Program through product innovation, lending to qualified borrowers and by continuing to provide quality service to all customers.

F – 49

     PREMIERWEST BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24 – SUBSEQUENT EVENTS – (continued)

On February 19, 2009, PremierWest Bank executed a purchase and assumption agreement with Wells Fargo Bank, which results in the transferring of two branches of Wachovia Bank, N.A. in Davis and Grass Valley, California. Wells Fargo & Company acquired Wachovia Corporation December 31, 2008. As of December 31, 2008, the deposit liabilities to be assumed by PremierWest through this transaction were approximately $499.0 million with loans to be assumed of approximately $1.0 million. The transaction is subject to customary closing conditions and is expected to be completed during the second quarter of 2009.

On February 27, 2009, the FDIC proposed adopting an interim rule to impose an emergency special assessment to financial institutions of $0.20 per $100 of insured deposits existing as of June 30, 2009, to be collected September 30, 2009. This interim rule also provides that the FDIC may impose an additional special assessment in any quarter after June 30, 2009, to support the Deposit Insurance Fund in an additional amount of up to $0.10 per $100 of insured deposits. While this interim rule is subject to a comment period and regulatory approval, it is scheduled to be effective on April 1, 2009, and Management considers these events to be reasonably possible to occur during 2009. Management estimates that the range of assessment to be paid in 2009 will be approximately $2.4 million to $2.5 million. No accrual for these events has been made in the financial statements as of December 31, 2008.

F – 50