Form 10-K/A
period 2008-12-31
PREMIERWEST BANCORP
filed 2009-05-05
CIK 1102287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(AMENDMENT NO. 1)

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

Registrant’s telephone number, including area code: (541) 618-6003

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, No Par Value

(title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $118,447,423 based on the $5.84 closing price as reported on the National Association of Securities Dealers Automated Quotation System National Market System.

The number of shares outstanding of Registrant’s common stock as of May 1, 2009 was 24,766,928.

Documents Incorporated by Reference

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held June 24, 2009 are incorporated by reference into Part III.

PREMIERWEST BANCORP

FORM 10-K/A (Amendment No. 1)

EXPLANATORY NOTE

Subsequent to the March 18, 2009 filing of the Company’s Annual Report on Form 10-K, regulatory authorities conducted an interim examination of the Company’s allowance for loan losses methodology and impaired loan portfolio. Pursuant to the regulatory review and an internal re-examination of the Company’s impaired loan portfolio, Management determined a restatement of financial results as of and at December 31, 2008 was necessary.

This Amendment No. 1 to Form 10-K (Amendment No. 1) is being filed by the Company to amend and restate its Annual Report on Form 10-K for the year ended December 31, 2008 filed with the United States Securities and Exchange Commission (SEC) on March 18, 2009 (the Initial Form 10-K). For purposes of this Annual Report on Form 10-K/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934 (Exchange Act), Items 1, 5, 6, 7, 7A, 8, 9A, 10, 11, 12, 13 and 14 of our Initial Form 10-K have been amended and restated in their entirety. In addition, Item 15 is being amended solely to add new certifications in accordance with Rule 13a-14(a) of the Exchange Act. Other than the Items outlined above, there are no changes to the Initial Form 10-K. Except as otherwise specifically noted, all information contained herein is as of December 31, 2008, and does not reflect any events or changes that have occurred subsequent to that date.

The Company is not required to and has not updated any forward-looking statements previously included in the Initial Form 10-K filed on March 18, 2009. The Company has not amended, and does not intend to amend, any of its other previously filed reports. (Note: No other periods were affected by the restatement.) Our previously issued consolidated financial statements included in the Form 10-K for this year ended December 31, 2008, filed with the SEC on March 18, 2009, should no longer be relied upon.

This Amendment No. 1 is required due to errors in the Initial Form 10-K related to the identification and valuation of impaired loans and the timing of charge-offs relating to such loans.

This Amendment No. 1 restates our consolidated financial statements and other financial information as of December 31, 2008 and affects only the fourth quarter of 2008, which supersedes our previously-issued consolidated financial statements and other financial information for those periods.

This Amendment No. 1 includes changes in “Item 9A - Controls and Procedures” and reflects Management’s restated assessment of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2008. This restatement of Management’s assessment regarding disclosure controls and procedures results from a material weakness in our internal control over financial reporting relating to impaired loans.

We have implemented changes in our internal controls as of the date of this report to address the material weakness. However, we believe that additional time and testing are necessary before concluding that the material weaknesses have been remediated. There can be no assurance that our remedial efforts will be effective nor can there be any assurances that the Company will not incur losses due to internal or external acts intended to defraud, misappropriate assets, or circumvent applicable law or our system of internal controls. See “Item 9A - Controls and Procedures.”

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of the “safe-harbor” provisions of Sections 21D and 21E of the Securities Exchange Act of 1934, as amended. Other than for statements of historical fact, all statements about our financial position and results of operations, business strategy and Management’s plans and objectives for future operations are forward-looking statements. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” and “intend” and words or phrases of similar meaning, as they relate to the Company or Management, are intended in part to help identify forward-looking statements. Examples of forward-looking statements include, but are not limited to: statements that include projections or Management’s expectations for revenues, income or expenses, earnings per share, capital expenditures, dividends, capital structure and other financial items; statements of the plans and objectives of the Company, its Management or its Board of Directors, including the introduction of new products or services, plans for expansion, acquisitions or future growth and estimates or predictions of actions by customers, vendors, competitors or regulatory authorities; statements about future economic performance; statements of assumptions underlying other statements about the Company and its business; statements regarding the adequacy of the allowance for loan losses; and descriptions of assumptions underlying or relating to any of the foregoing. Although Management believes that the expectations reflected in forward-looking statements are reasonable, we can make no assurance that such expectations will prove correct. Forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements. For a more comprehensive discussion of the risk factors impacting our business refer to Item 1A Risk Factors in this report beginning on page 9. These risks and uncertainties include the effect of competition and our ability to compete on price and other factors; deterioration in credit quality, or in the value of the collateral securing our loans, due to higher interest rates, increased unemployment, further or continued disruptions in the credit markets, or other economic factors; customer acceptance of new products and services; economic conditions and events that disproportionately affect our business due to regional concentration; general business and economic conditions, including the residential and commercial real estate markets; interest rate changes; regulatory and legislative changes; changes in the demand for loans and changes in consumer spending, borrowing and savings habits; changes in accounting policies; our ability to maintain or expand our market share or our net interest margin; factors that could limit or delay implementation of our marketing and growth strategies; and our ability to integrate acquired branches or banks. Other risks include those identified from time to time in our past and future filings with the Securities and Exchange Commission. Note that this list of risks is not exhaustive, and risks identified are applicable as of the date made and cannot be updated. You should not unduly rely on forward-looking statements. They give our expectations about the future and are not guarantees. Forward-looking statements speak only as of the date they are made, and we do not undertake to update them to reflect changes that occur after the date they are made. This report includes information about our historical financial performance, and this information should not be considered as an indication or projection of future results.

PART I

ITEM 1.	BUSINESS

INTRODUCTION

PremierWest Bancorp, an Oregon corporation (the “Company”), is a bank holding company headquartered in Medford, Oregon. The Company operates primarily through its principal subsidiary, PremierWest Bank (“PremierWest Bank” or “Bank” and collectively with the Company, “PremierWest”), which offers a variety of financial services.

PremierWest recorded a net loss of $7.5 million for the year ended December 31, 2008, a 149.93% decrease compared to net income of $15.1 million for 2007. Net income of $15.1 million in 2007 was up 3.10% over 2006 earnings of $14.6 million. Our diluted earnings per share were ($0.35), $0.82 and $0.79 for the years ended 2008, 2007 and 2006, respectively. Return on average shareholders’ equity was -4.05% for the year ended December 31, 2008 compared to the return on average shareholders’ equity of 12.25% and 13.26% for 2007 and 2006, respectively.

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

In April 2001, the Company acquired Timberline Bancshares, Inc., and its wholly-owned subsidiary, Timberline Community Bank (“Timberline”), with eight branch offices located in Siskiyou County in northern California. On January 23, 2004, the Company acquired Mid Valley Bank, with five branch offices located in the northern California counties of Shasta, Tehama and Butte. This acquisition was accounted for as a purchase; accordingly, the consolidated financial statements of PremierWest Bancorp include the results of operation of Mid Valley Bank since the date of acquisition. On January 26, 2008, the Company acquired Stockmans Financial Group and its wholly owned banking subsidiary, Stockmans Bank, with five branch offices located in the greater Sacramento, California area. This acquisition was accounted for as a purchase and is reflected in the 2008 consolidated financial statements of PremierWest from the date of acquisition forward.

PremierWest Bank adheres to a community banking strategy by offering a full range of financial products and services through its network of branches encompassing a two state region between northern California and southern Oregon from Roseburg, Oregon, to the north; the markets situated around Sacramento, California, to the south; and the Bend/Redmond area of Deschutes County located in central Oregon. The Bank has three subsidiaries: Premier Finance Company, PremierWest Investment Services, Inc., and Blue Star Properties, Inc. Premier Finance Company originates consumer loans from offices located in Medford, Grants Pass, Klamath Falls, Roseburg, Coos Bay, Eugene and Portland, Oregon and Redding, California. PremierWest Investment Services, Inc., provides investment brokerage services to customers throughout the Bank’s market. Blue Star Properties, Inc. serves solely to hold real estate properties for PremierWest and presently has no properties under its ownership.

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

Commercial lending - PremierWest Bank offers specialized loans for business and commercial customers, including equipment and inventory financing, accounts receivable financing, operating lines of credit and real estate construction loans. PremierWest Bank also makes certain Small Business Administration loans to qualified businesses. A substantial portion of the Bank’s commercial loans are designated as real estate loans for regulatory reporting purposes because they are secured by mortgages and trust deeds on real property, even if the loans are made for the purpose of financing commercial activities, such as inventory and equipment purchases and leasing, and even if they are secured by other assets such as equipment or accounts receivable.

One of the primary risks associated with commercial loans is the risk that the commercial borrower might not generate sufficient cash flows to repay the loan. PremierWest Bank’s underwriting guidelines require secondary sources of repayment, such as real estate collateral, and generally require personal guarantees from the borrower’s principals.

Real estate lending - Real estate is commonly a material component of collateral for PremierWest Bank’s loans. Although the expected source of repayment for these loans is generally business or personal income, real estate collateral provides an additional measure of security. Risks associated with loans secured by real estate include fluctuating property values, changing local economic conditions, changes in tax policies and a concentration of real estate loans within a limited geographic area.

Commercial real estate loans primarily include owner-occupied commercial properties and income-producing or farm properties. The primary risks of commercial real estate loans are the potential loss of income for the borrower and the ability of the market to sustain occupancy and rent levels. PremierWest Bank’s underwriting standards limit the maximum loan-to-value ratio on real estate held as collateral and require a minimum debt service coverage ratio for each of its commercial real estate loans.

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

Consumer lending - PremierWest Bank and Premier Finance Company, make secured and unsecured loans to individual borrowers for a variety of purposes including personal loans, revolving credit lines and home equity loans, as well as consumer loans secured by autos, boats and recreational vehicles. Besides targeting non-bank customers in PremierWest Bank’s immediate markets, Premier Finance Company also makes loans to Bank customers where the loans may carry a higher risk than permitted under the Bank’s lending criteria.

Deposit products and other services - PremierWest Bank offers a variety of traditional deposit products to attract both commercial and consumer deposits through checking and savings accounts, money market accounts and certificates of deposit. The Bank also offers safe deposit facilities, traveler’s checks, money orders and automated teller machines at most of its facilities.

PremierWest Bank’s investment subsidiary, PremierWest Investment Services, Inc., provides investment brokerage services to its customers through a third-party broker-dealer arrangement as well as through independent insurance companies allowing for the sale of investment and insurance products such as stocks, bonds, mutual funds, annuities and other insurance products.

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

Also in Oregon and located inland from the Interstate 5 corridor, PremierWest Bank operates four branches. Two are located in Klamath Falls in Klamath County. Klamath County’s principal industries include lumber and wood products, agriculture, transportation, recreation and government. Two other branch offices are located in Deschutes County, with a branch in both Bend and Redmond. This area’s principle businesses include recreation, tourism, education and manufacturing.

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

PremierWest Bank’s business model is to compete on the basis of customer service, not solely on price, and to compete for deposits by offering a variety of accounts at rates generally competitive with other financial institutions in the area.

PremierWest Bank’s competition for loans comes principally from commercial banks, savings banks, mortgage companies, finance companies, insurance companies, credit unions and other traditional lenders. We compete for loans on the basis of interest rates and loan fees, our array of commercial and mortgage loan products and the efficiency and quality of our services. Lending activity can also be affected by our liquidity, local and national economic conditions, current interest rate levels and loan demand. As described above, PremierWest Bank competes with larger commercial banks by emphasizing a community bank orientation and personal service to both commercial and individual customers.

EMPLOYEES

As of December 31, 2008, PremierWest Bank had 509 full-time equivalent employees compared to 445 at December 31, 2007. None of our employees are represented by a collective bargaining group. Management considers its relations with employees to be good.

WEBSITE ACCESS TO PUBLIC FILINGS

PremierWest makes available all periodic and current reports, free of charge, in the “Investors” section of PremierWest Bank’s website, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). PremierWest Bank’s website address is www.PremierWestBank.com. The contents of our website are not incorporated into this report or into our other filings with the SEC.

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

Banks’ assets are given risk-weights of 0%, 20%, 50% and 100%. In addition, certain off-balance sheet items are given credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. These computations result in the total risk-weighted assets.

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

Under the GLB Act, a bank holding company may, if it meets certain criteria, elect to be a “financial holding company,” which is permitted to offer, through a nonbank subsidiary, products and services that are “financial in nature” and to make investments in companies providing such services. A financial holding company may also engage in investment banking, and an insurance company subsidiary of a financial holding company may also invest in “portfolio” companies, without regard to whether the businesses of such companies are financial in nature.

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

The Sarbanes-Oxley Act (“Sarbanes-Oxley” or “Act”) of 2002 implemented legislative reforms intended to address corporate and accounting fraud. Sarbanes-Oxley applies to publicly reporting companies including PremierWest Bancorp. The legislation established the Public Company Accounting Oversight Board whose duties include the registering of public accounting firms and the establishment of standards for auditing, quality control, ethics and independence relating to the preparation of public company audit reports by registered accounting firms. The Act includes numerous provisions, but in particular, Section 404 that requires PremierWest Bancorp’s Management, to assess the adequacy and effectiveness of its internal controls over financial reporting. As of December 31, 2008, Management believes the Company is in full compliance with the requirements and provisions of Sarbanes-Oxley.

ITEM 1A.	RISK FACTORS

The following are certain risk factors that Management believes are specific to PremierWest Bancorp. These risks are not all inclusive and should be read in conjunction with the other information contained in this report.

Credit Risk - Our earnings depend to a large extent upon the ability of our borrowers to repay their loans and our inability to manage credit risk would negatively affect our business. A source of risk arises from the possibility that losses will be sustained if a significant number of our borrowers, guarantors and related parties fail to perform in accordance with the terms of their loans. We have adopted underwriting and credit monitoring procedures and a credit policy, including the establishment and review of the allowance for loan losses that Management believes are appropriate to minimize this risk by assessing the likelihood of non-performance, tracking loan performance and diversifying our credit portfolio. These policies and procedures, however, involve subjective judgments and may not prevent unexpected losses that could materially affect our results of operations. Moreover, bank regulators frequently monitor loan loss allowances, and if regulators were to determine that the allowance was inadequate, they may require us to increase the allowance, which also would adversely impact revenues and financial condition.

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

Interest Rate Risk - Our earnings depend upon the spread between the interest rate we receive on loans and securities and the interest rates we pay on deposits and borrowings. Changes in interest rates could adversely impact our net interest margin, net interest income and net income. PremierWest Bancorp’s earnings are impacted by changing interest rates. Changes in interest rates affect the demand for new loans, the credit profile of existing loans, the rates received on loans and securities and rates paid on deposits and borrowings. The relationship between the rates received on loans and securities and the rates paid on deposits and borrowings is known as interest rate spread. Given our current volume and mix of interest-bearing liabilities and interest-earning assets, our interest rate spread could be expected to increase during times of rising interest rates and, conversely, to decline during times of falling interest rates. Exposure to interest rate risk is managed by monitoring the re-pricing frequency of PremierWest Bank’s rate-sensitive assets and rate-sensitive liabilities over any given period. Significant fluctuations in interest rates may have an adverse affect on our business, financial condition and results of operations.

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

•

We expect to face increased regulation of our industry, including the results of the EESA and the American Recovery and Reinvestment Act of 2009 (“ARRA”). Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

•	Government stimulus packages and other responses to the financial crises may not stabilize the economy or financial system.

•

Our ability to assess the creditworthiness of our customers may be impaired if the models and approaches we use to select, manage, and underwrite our customers become less predictive of future behaviors.

•

The process we use to estimate losses inherent in its credit exposure requires difficult, subjective, and complex judgments, including forecasts of economic conditions and how these economic predictions might impair the ability of the Bank’s borrowers to repay their loans, which may no longer be capable of accurate estimation which may, in turn, impact the reliability of the process.

•

We will be required to pay significantly higher Federal Deposit Insurance Corporation premiums because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.

•	There may be downward pressure on our stock price.

•	Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions and government sponsored entities.

•	We may face increased competition due to intensified consolidation of the financial services industry.

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

The Company’s nine other locations house administrative and subsidiary operations. These facilities include one campus located in Medford, Oregon with two owned buildings housing the Company’s administrative head office, operations and data processing facilities; two owned administrative facilities—one in Redding, California housing regional administration, our Premier Finance Company subsidiary, and one in Red Bluff, California housing PremierWest Bank administrative functions; four leased locations housing stand-alone Premier Finance Company offices in Portland, Eugene, Coos Bay and Roseburg, Oregon; and, three buildings and two owned locations in Medford, Oregon occupied by a Premier Finance Company office, the Bank’s consumer lending group and the Bank’s internal audit department.

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

ITEM 4.	SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of securities holders of PremierWest during the quarter ended December 31, 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PremierWest common stock is quoted on the NASDAQ Capital Market (“NASDAQ”) under the symbol “PRWT”. The common stock is registered under the Securities Exchange Act of 1934. The table below sets forth the high and low sales prices of PremierWest common stock as reported on the NASDAQ. This information has been adjusted to reflect previous stock dividends paid in 2007, 2006 and 2005. No stock dividend was paid in 2008. Bid quotations reflect inter-dealer prices, without adjustment for mark-ups, mark-downs, or commissions and may not necessarily represent actual transactions. On February 25, 2009, the Company had 23,588,217 shares of common stock issued and outstanding, which were held by approximately 740 shareholders of record, a number which does not include approximately 2,570 beneficial owners who hold shares in “street name.” As of May 1, 2009, the most recent date prior to the date of this Report, the closing price of the common stock was $3.71 per share.

	2008			2007			2006
	Closing Market Price		Cash Dividends	Closing Market Price		Cash Dividends	Closing Market Price		Cash Dividends
	High	Low	Declared	High	Low	Declared	High	Low	Declared
1st Quarter	$11.55	$9.62	$0.06	$16.05	$12.77	$—	$18.81	$13.97	$—
2nd Quarter	$10.40	$5.84	$0.06	$14.44	$12.40	$0.05	$18.50	$13.55	$—
3rd Quarter	$10.10	$5.10	$0.06	$13.64	$12.00	$0.06	$16.37	$14.15	$0.05
4th Quarter	$8.38	$5.15	$—	$12.90	$11.16	$0.06	$16.98	$15.25	$0.05

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

The following table provides information about the number of outstanding options, the associated weighted average price and the number of options available for issuance as of December 31, 2008:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	999,428	$9.41	1,024,511
Equity compensation plans not approved by security holders	—	—	—
Total	999,428	$9.41	1,024,511

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

The following table sets forth certain information concerning the consolidated financial condition, operating results and key operating ratios for PremierWest at the dates and for the periods indicated. This information does not purport to be complete, and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of PremierWest and Notes thereto.

	Years Ended December 31,
(Dollars in thousands except per share data)	2008 (Restated)	2007	2006	2005	2004
Operating Results
Total interest income	$88,980	$82,455	$73,252	$57,527	$42,835
Total interest expense	28,573	27,216	19,104	10,785	6,356
Net interest income	60,407	55,239	54,148	46,742	36,479
Provision for loan losses	36,500	686	800	150	800
Non-interest income	9,992	8,810	7,701	7,351	6,602
Non-interest expense	46,931	38,958	37,415	33,618	28,687

Income (loss) before provision for income taxes	(13,032)	24,405	23,634	20,325	13,594
Provision for income taxes	(5,493)	9,303	8,986	7,136	4,486

Net income (loss)	$(7,539)	$15,102	$14,648	$13,189	$9,108

Per Share Data (1)
Basic earnings (loss) per common share	$(0.35)	$0.87	$0.85	$0.76	$0.52
Diluted earnings (loss) per common share	$(0.35)	$0.82	$0.79	$0.71	$0.50
Dividends declared per common share	$0.18	$0.17	$0.10	$0.05	$—
Ratio of dividends declared to net income (loss)	-53.48%	19.14%	11.07%	5.83%	0.0%

Financial Ratios
Return on average equity	-4.05%	12.25%	13.26%	13.59%	10.74%
Return on average assets	-0.52%	1.41%	1.52%	1.52%	1.20%
Efficiency ratio (2)	66.66%	60.83%	60.49%	62.15%	66.59%
Net interest margin (3)	4.69%	5.72%	6.25%	6.05%	5.48%

Balance Sheet Data at Year End
Gross loans	$1,248,296	$1,025,898	$922,687	$808,577	$690,461
Allowance for loan losses	$17,157	$11,450	$10,877	$10,341	$9,171
Allowance as percentage of loans	1.38%	1.12%	1.18%	1.28%	1.33%
Total assets	$1,475,954	$1,157,961	$1,034,511	$913,661	$804,445
Total deposits	$1,211,269	$935,315	$879,350	$768,419	$688,985
Total equity	$176,984	$127,675	$116,259	$102,784	$90,580

Notes:

(1)	Per share data has been restated for subsequent stock dividends.
(2)	Efficiency ratio is calculated by dividing non-interest expense by the sum of net interest income plus non-interest income.
(3)	Tax adjusted at 34.00% for 2008, 38.25% for 2007, 38.00% for 2006 and 34.00% in prior years.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

PremierWest’s profitability depends primarily on net interest income, which is the difference between interest income generated by interest-earning assets (principally loans and investments) and interest expense incurred on interest-bearing liabilities (principally customer deposits and borrowed funds). Net interest income is affected by the difference (the “interest rate spread”) between interest rates earned on interest-earning assets and interest rates paid on interest-bearing liabilities, and by the relative volume of interest-earning assets and interest-bearing liabilities. Financial institutions have traditionally used interest rate spreads as a measure of net interest income. Another indication of an institution’s net interest income is its “net yield on interest-earning assets” or “net interest margin,” which is net interest income divided by average interest-earning assets.

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

FINANCIAL HIGHLIGHTS

Net loss for 2008 was $7.5 million, a 149.93% decline from 2007 net income of $15.1 million. Our diluted earnings per share were ($0.35) and $0.82 for the years ended 2008 and 2007, respectively. This decline was primarily due to an increase in the loan loss provision of $35.8 million. Operating income continued to increase resulting in a $6.5 million increase in interest income and a $1.2 million increase in non-interest income and a $14.8 million decline in income tax expense. Also affecting the year-to-year decline in net income were a $1.4 million increase in interest expense and an $8.0 million increase in non-interest expense. Return on average shareholders’ equity was -4.05% and return on average assets was -0.52% for the year ended December 31, 2008. This compared with a return on average shareholders’ equity of 12.25% and a return on average assets of 1.41% for 2007.

	Years Ended December 31,
	2008 (Restated)	2007	2006	2005	2004
(Dollars in thousands)
Net income (loss)	$(7,539)	$15,102	$14,648	$13,189	$9,108
Average assets	$1,457,178	$1,073,571	$966,786	$867,532	$755,945
RETURN ON AVERAGE ASSETS	-0.52%	1.41%	1.52%	1.52%	1.20%

Net income (loss)	$(7,539)	$15,102	$14,648	$13,189	$9,108
Average equity	$186,032	$123,244	$110,454	$97,058	$84,790
RETURN ON AVERAGE EQUITY	-4.05%	12.25%	13.26%	13.59%	10.74%

Cash dividends declared	$4,032	$2,891	$1,621	$769	$—
Net income (loss)	$(7,539)	$15,102	$14,648	$13,189	$9,108
PAYOUT RATIO	-53.48%	19.14%	11.07%	5.83%	0.00%

Average equity	$186,032	$123,244	$110,454	$97,058	$84,790
Average assets	$1,457,178	$1,073,571	$966,786	$867,532	$755,945
AVERAGE EQUITY TO ASSET RATIO	12.77%	11.48%	11.42%	11.19%	11.22%

Total loans outstanding, net of deferred loan fees, grew $222.9 million, or 21.77% in 2008 and totaled $1.25 billion at December 31, 2008 compared to $1.02 billion at December 31, 2007. Growth in loan volumes was largely due to the acquisition of Stockmans Financial Group but also reflected growth across all of PremierWest Bank’s market areas. Over the past year, our allowance for loan loss increased 49.84% to $17.2 million totaling 1.38% of outstanding loans. The provision expense for loan losses was $36.5 million for 2008 compared to $686,000 in 2007. Management believes that an appropriate overall reserve exists based on our assessment of loan portfolio quality and our judgment of economic conditions that exist.

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

The allowance for loan losses is established to absorb known and inherent losses attributable to loans and leases outstanding and related off-balance sheet commitments. The adequacy of the allowance is monitored on an ongoing basis and is based on Management’s evaluation of numerous factors. These factors include the quality of the current loan portfolio, the trend in the loan portfolio’s risk ratings, current economic conditions, loan concentrations, loan growth rates, past-due and nonperforming trends, evaluation of specific loss estimates for all significant problem loans, historical charge-off and recovery experience and other pertinent information. As of December 31, 2008, approximately 72.73% of PremierWest’s loan portfolio is secured by real estate. Accordingly, a significant decline in real estate values from current levels in Oregon and California could cause Management to increase the allowance for loan losses and/or experience greated loan charge-offs.

At December 31, 2008, PremierWest had approximately $70.4 million in goodwill as a result of previous business combinations. PremierWest adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, on January 1, 2002. Annual and periodic analysis of the fair value of recorded goodwill for impairment involves a substantial amount of judgment, as does establishing and monitoring estimated lives of other amortizable intangible assets.

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

	Years Ended December 31,
	2008 (Restated)			2007			2006
	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates
(Dollars in thousands)
INTEREST-EARNING ASSETS:
Loans (1) (2) (3)	$1,254,785	$87,799	7.00%	$962,419	$82,313	8.55%	$855,562	$72,830	8.51%
Investment securities:
Taxable securities	33,144	1,128	3.40%	2,730	66	2.42%	5,735	98	1.71%
Nontaxable securities (1)	3,487	227	6.51%	5,649	372	6.59%	7,896	521	6.60%
Temporary investments	2,802	71	2.53%	1,750	95	5.43%	2,591	136	5.25%

Total interest-earning assets	1,294,218	89,225	6.89%	972,548	82,846	8.52%	871,784	73,585	8.44%
Cash and due from banks	33,655			28,073			30,453
Allowance for loan losses	(20,474)			(11,174)			(10,682)
Other assets	149,779			84,124			75,231

Total assets	$1,457,178			$1,073,571			$966,786

INTEREST-BEARING LIABILITIES:
Interest-bearing checking and savings accounts	$427,646	6,912	1.62%	$377,550	9,691	2.57%	$342,221	5,896	1.72%
Time deposits	545,329	19,432	3.56%	329,912	15,454	4.68%	248,887	10,035	4.03%
Other borrowings	48,258	2,229	4.62%	37,571	2,071	5.51%	58,106	3,173	5.46%

Total interest-bearing liabilities	1,021,233	28,573	2.80%	745,033	27,216	3.65%	649,214	19,104	2.94%
Noninterest-bearing deposits	231,710			194,456			198,295
Other liabilities	18,203			10,838			8,823

Total liabilities	1,271,146			950,327			856,332
Shareholders’ equity	186,032			123,244			110,454

Total liabilities and shareholders’ equity	$1,457,178			$1,073,571			$966,786

Net interest income (1)		$60,652			$55,630			$54,481

Net interest spread			4.09%			4.87%			5.50%

Average yield on earning assets (1) (2)			6.89%			8.52%			8.44%
Interest expense to earning assets			2.21%			2.80%			2.19%

Net interest income to earning assets (1) (2)			4.69%			5.72%			6.25%

(1)	Tax-exempt income has been adjusted to a tax equivalent basis at a 34.00% effective rate for 2008, 38.25% effective rate for 2007 and 38.00% for 2006. The amount of such adjustment was an addition to recorded pre-tax income of $246,000, $391,000 and $333,000 for 2008, 2007 and 2006, respectively.
(2)	Average non-accrual loans of approximately $41.0 million for 2008, $3.2 million for 2007 and $1.5 million for 2006 are included in the average loan balances.
(3)	Loan interest income includes loan fee income of $1.9 million, $2.6 million and $2.8 million for 2008, 2007 and 2006, respectively.

Net Interest Income

PremierWest’s profitability depends primarily on net interest income, which is the difference between interest income generated by interest-earning assets (principally loans and investments) and interest expense incurred on interest-bearing liabilities (principally customer deposits and borrowed funds). Net interest income is affected by the difference between rates of interest earned on interest-earning assets and rates of interest paid on interest-bearing liabilities (the “interest rate spread”), as well as the relative volumes of interest-earning assets and interest-bearing liabilities. Financial institutions have traditionally used interest rate spreads as a measure of net interest income. Another indication of an institution’s net interest income is its “net yield on interest-earning assets” or “net interest margin,” which is net interest income divided by average interest-earning assets.

Net interest income on a tax equivalent basis, before provisions for loan losses, for the year ended December 31, 2008, was $60.7 million, an increase of 9.17% compared to tax equivalent net interest income of $55.6 million in 2007, which was an increase of 2.11% compared to tax equivalent net interest income of $54.5 million in 2006. The overall tax-equivalent earning asset yield was 6.89% in 2008 compared to 8.52% in 2007 and 8.44% in 2006. For the years 2008, 2007 and 2006, the cost of interest-bearing liabilities was 2.80%, 3.65% and 2.94%, respectively.

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

Average loans, which generally carry a higher yield than investment securities and other earning assets, comprised 96.95% of average earning assets during 2008, compared to 98.96% in 2007 and 98.14% in 2006. During the same periods, average yields on loans were 7.0% in 2008, 8.55% in 2007 and 8.51% in 2006. Average investment securities comprised 2.83% of average earning assets in 2008, which was up from 0.86% in 2007 and 1.56% in 2006. Tax equivalent interest yields on investment securities were 3.62% for 2008, 5.26% for 2007 and 4.54% in 2006.

The short-term interest rate environment, as measured by the Prime lending rate, remained stable from the end of the second quarter in 2006 until near the end of the third quarter of 2007. As was anticipated at the end of 2006, rates began to decline during the latter half of 2007 as actions to lower short term rates by the Federal Reserve resulted in a 50 basis point reduction in the Prime Rate on September 18, 2007, followed by separate 25 basis point reductions occurring on October 31 and December 11, 2007, respectively. During 2008, the Prime Rate dropped 400 basis points, including a 225 basis point drop in the first four months of 2008 and a 175 basis point drop during the last quarter of the year. As a result, our net interest spread decreased 78 basis points between 2007 and 2008. This decline was a result of decreasing interest rates and $2.0 million in interest reversals on loans placed on non-accrual status during 2008 and $2.7 million in interest lost once these loans were placed on non-accrual status. Our net interest margin for the fourth quarter was 4.28% compared to 4.67% for the third quarter, and was the result of not only the falling interest rate environment, but $702,000 in interest reversals on loans placed on non-accrual status, $1.4 million in interest lost on non-accruing loans and an unusually competitive core deposit interest rate environment. From a longer term perspective, our balance sheet is asset sensitive. Accordingly, a declining interest rate environment negatively impacts our net interest margin.

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

	2008 vs. 2007 (Restated) Increase (Decrease) Due To			2007 vs. 2006 Increase (Decrease) Due To
(in thousands)	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest-earning assets:
Loans	$24,997	$(19,511)	$5,486	$9,094	$389	$9,483
Investment securities:
Taxable securities	736	326	1,062	(51)	19	(32)
Nontaxable securities	(142)	(3)	(145)	(148)	(1)	(149)
Temporary investments	57	(81)	(24)	(44)	3	(41)

Total	25,648	(19,269)	6,379	8,851	410	9,261

Interest-bearing liabilities:
Deposits:
Interest-bearing demand and savings	$1,287	(4,066)	(2,779)	$608	3,187	3,795
Time deposits	10,082	(6,104)	3,978	3,265	2,154	5,419
Other borrowings	589	(431)	158	(1,121)	19	(1,102)

Total	11,958	(10,601)	1,357	2,752	5,360	8,112

Net increase (decrease) in net interest income	$13,690	$(8,668)	$5,022	$6,099	$(4,950)	$1,149

Loan Loss Provision

The loan loss provision represents charges made against earnings to maintain an adequate allowance for loan losses. The allowance is maintained at an amount believed to be sufficient to absorb losses in the loan portfolio and has two components: one of which represents estimated reserves based on assigned credit risk ratings for our entire loan portfolio, and the other represents specifically established reserves for individually classified loans. Factors considered in establishing an appropriate allowance include a careful assessment of the financial condition of the borrower; a realistic determination of the value and adequacy of underlying collateral; the condition of the local economy and the condition of the specific industry of the borrower; a comprehensive analysis of the levels and trends of loan categories; an assessment of pending legal action for collection of loans and related guarantees; and, a review of delinquent and classified loans. PremierWest applies a systematic process for determining the adequacy of the allowance for loan losses, including an internal loan review program and a quarterly analysis of the adequacy of the allowance. The quarterly analysis includes determination of specific potential loss factors on individual classified loans; historical potential loss factors derived from actual net charge-off experience and trends in nonperforming loans; and potential loss factors for other loan portfolio risks such as loan concentrations, the condition of the local economy, and the nature and volume of loans. The loan loss provision correlates to Management’s judgment of the credit risk inherent in the loan portfolio. Although Management believes the loan loss provision has been sufficient to maintain an adequate allowance for loan losses, there can be no assurance that actual loan losses will not require significant additional charges to operations in the future.

For the year ended December 31, 2008, the loan loss provision totaled $36.5 million, compared to $686,000 for 2007, and $800,000 for 2006. This represents an increase of 5,220.70% between 2007 and 2008 and a decrease of 14.25% between 2006 and 2007. During 2008, the Bank increased its provision for loan losses in response to credit issues experienced with a number of our borrowers, particularly those relying on stable real estate values as an integral component of their individual business strategies. The significant decline in economic activity and an attendant increase in problem credits was also reflected in an increase in foreclosure activity and a $4.4 million increase in the balance of other real estate owned at December 31, 2008. The breadth of the falloff in economic activity was felt throughout the geographic regions in which we conduct our business. In response, Management focused additional resources to proactively deal with credit relationships that showed indications of strain and sought and obtained independent validation of our internal evaluations of real estate collateral dependent loans. Management has progressively evolved the Company’s loan policies and procedures, conducted an ongoing and comprehensive analysis of loan portfolio quality, increased the number of credit administration and internal audit personnel to oversee the consistent application and adherence to established loan policies and procedures and provided training to all lending personnel. A more detailed review of the loan loss provision is presented in the table on page 32.

Loan “charge-offs” refer to the recorded values of loans actually removed from the consolidated balance sheet and, after netting out “recoveries” on previously charged-off loans, become “net charge-offs”. PremierWest’s policy is to charge-off loans when, in Management’s opinion, the loan or a portion thereof is deemed uncollectible, although concerted efforts are made to maximize recovery after the charge-off. Management will continue to closely monitor the loan quality of new and existing relationships through strict review and evaluation procedures and by making loan officers accountable for collection efforts.

For the years ended December 31, 2008 and December 31, 2007, loan charge-offs exceeded recoveries by $39.9 million and $294,000, respectively. A more detailed review of charge-offs and recoveries are presented in the table on page 32.

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

In general, Management prices the Bank’s deposit accounts at rates competitive with those offered by other commercial banks in its market area. Deposit and deposit fee growth have been generated by branch expansion, offering competitive deposit products, cultivating strong customer relationships through exceptional service and cross-selling deposit products to loan customers.

Non-interest Expense

Non-interest expenses consist principally of salaries and employee benefits, occupancy and equipment costs, communication expenses, professional fees, advertising and other expenses.

During 2008, non-interest expense increased $8.0 million or 20.47% from $39.0 million in 2007 to $46.9 million in 2008. Increased expenses were primarily associated with the acquired operations of Stockmans Financial Group. Increases in non-interest expense were salaries and employee benefits increasing $3.1 million or 12.95%. In addition, communications increased $356,000 or 20.67%; net occupancy expense increased $1.5 million or 25.42%; professional fees increased of $432,000 or 50.47%; and advertising expenditures increased $210,000 or 30.17%.

During 2007, non-interest expense increased $1.6 million or 4.01% from $37.4 million in 2006 to $39.0 million in 2007. The main expenses contributing to this increase were generally part of the “other” non-interest expense category. This increase, $1.4 million, or 2.98%, was primarily driven by business development expenses of $451,000; other Bancorp expenses of $333,000; loss on the Low Income Housing Tax Credit (LIHTC) investment of $243,000; ATM expenses of $151,000; and corporate aircraft expenses of $120,000. Salaries and employee benefits increased $674,000, or 2.93%, and communications increased $44,000, or 2.62%. Net occupancy expense decreased $73,000, or 1.19%; professional fees decreased by $123,000, or 12.56%; and advertising expenditures decreased by $333,000, or 32.36%.

Provision for Income Taxes

The year-over-year decline in PremierWest’s taxable income resulted in an effective tax rate of -42.15%, or ($5.5 million) in federal and state income taxes for 2008. This compares to an effective tax rate of 38.12% for 2007 and 38.03% for 2006.

Efficiency Ratio

Banks use the term “efficiency ratio” to describe the relationship of administrative and other costs associated with generating revenues, a concept similar to a measurement of overhead. The efficiency ratio is computed by dividing non-interest expense by the sum of net interest income plus non-interest income. Management views the efficiency ratio as a measure of PremierWest’s ability to control non-interest expenses.

Expenses related to problem credits resulted in an increase in our efficiency ratio to a level in excess of our 60% target. For the year ended December 31, 2008, our efficiency ratio was 66.66%, as compared to 60.83% in 2007, and 60.49% in 2006.

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

FINANCIAL CONDITION

The table below sets forth certain summary balance sheet information for December 31, 2008, 2007 and 2006.

	December 31,			Increase (Decrease)
	2008 (Restated)	2007	2006	12/31/07 – 12/31/08 (Restated)		12/31/06 – 12/31/07
(Dollars in thousands)
ASSETS
Federal funds sold	$165	$10,350	$—	$(10,185)	(98.41)%	$10,350	0.00%
Investment securities	36,404	6,320	7,318	30,084	476.01%	(998)	(13.64)%
Restricted equity investments	3,643	1,865	1,865	1,778	95.34%	—	0.00%
Loans	1,229,416	1,012,269	908,652	217,147	21.45%	103,617	11.40%
Other assets (1)	206,326	127,157	116,676	79,169	62.26%	10,481	8.98%

Total assets	$1,475,954	$1,157,961	$1,034,511	$317,993	27.46%	$123,450	11.93%

LIABILITIES
Noninterest-bearing deposits	$228,788	$199,941	$199,462	$28,847	14.43%	$479	0.24%
Interest-bearing deposits	982,481	735,374	679,888	247,107	33.60%	55,486	8.16%

Total deposits	1,211,269	935,315	879,350	275,954	29.50%	55,965	6.36%
Other liabilities (2)	87,701	94,971	38,902	(7,270)	(7.65)%	56,069	144.13%

Total liabilities	1,298,970	1,030,286	918,252	268,684	26.08%	112,034	12.20%

SHAREHOLDERS’ EQUITY	176,984	127,675	116,259	49,309	38.62%	11,416	9.82%

Total liabilities and shareholder’s equity	$1,475,954	$1,157,961	$1,034,511	$317,993	27.46%	$123,450	11.93%

(1)	Includes cash and due from banks, mortgage loans held-for-sale, property and equipment, goodwill, accrued interest receivable and other assets.
(2)	Includes federal funds purchased, borrowings, accrued interest payable and other liabilities.

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

The following table sets forth the carrying value of PremierWest’s investment portfolio at the dates indicated.

	December 31,
(in thousands)	2008	2007	2006
Investment securities (available-for sale)
Mortgage-backed securities and collateralized mortgage obligations	$188	$222	$263

	188	222	263
Investment securities (held-to-maturity)
Investment securities
Mortgage-backed securities and collateralized mortgage obligations	1,799	—	—
U.S. Government and agency	27,496	1,484	—
Obligations of states and political subdivisions	2,921	4,614	7,055

	32,216	6,098	7,055
Investment securities - CRA	4,000	—	—
Restricted equity securities	3,643	1,865	1,865

Total investment securities	$40,047	$8,185	$9,183

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

	December 31,
	2008			2007			2006
	Amortized Cost	Estimated Fair Value	% Yield (1)	Amortized Cost	Estimated Fair Value	% Yield (1)	Amortized Cost	Estimated Fair Value	% Yield (1)
(Dollars in thousands)
U.S. Government and agency securities:
One year or less	$12,133	$12,309	2.85%	$1,484	$1,484	—	$—	$—	—
One to five years	15,363	15,606	2.85%	—	—	—	—	—	—
Five to ten years	—	—	—	—	—	—	—	—	—

Obligations of states and political subdivisions:
One year or less	643	642	6.38%	638	638	5.44%	2,180	2,175	5.89%
One to five years	906	904	5.68%	1,437	1,428	5.73%	2,002	1,980	6.72%
Five to ten years	1,372	1,374	6.81%	2,539	2,522	6.28%	2,873	2,844	6.03%
Over ten years	—	—	—	—	—	—	—	—	—

Corporate bonds:
One year or less	—	—	—	—	—	—	—	—	—
One to five years	—	—	—	—	—	—	—	—	—

Total debt securities	30,417	30,835		6,098	6,072		7,055	6,999

Mortgaged-backed securities and collateralized mortgage obligations	1,987	2,039	5.51%	222	222	5.69%	264	263	5.78%
Investment securities - CRA	4,000	4,000	N/A	—	—	N/A	—	—	N/A
Restricted equity securities	3,643	3,643	N/A	1,865	1,865	N/A	1,865	1,865	N/A

Total securities	$40,047	$40,517		$8,185	$8,159		$9,184	$9,127

(1)	For the purposes of this schedule, weighted average yields are stated on a federal tax-equivalent basis at a 34.00% rate.

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

At December 31, 2008, PremierWest’s investment portfolio had total net unrealized gains of approximately $470,000. This compares to net unrealized losses of approximately $26,000 at December 31, 2007, and $57,000 at December 31, 2006. Unrealized gains and losses reflect the impact of security values from changes in market interest rates and do not represent the amount of actual profits or losses that may be recognized by the Bank. Actual realized gains and losses occur at the time investment securities are sold or called.

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

The Chief Credit Officer has the authority to approve loans up to a lending limit as set by the Board of Directors. All loans above the lending limit of the Chief Credit Officer, and up to a certain higher limit, may be approved jointly by the Chief Credit Officer along with one of the following: Chairman of PremierWest Bank, President and Chief Executive Officer or the Chief Banking Officer. Loans that exceed this limit are subject to the review and approval by the Board’s Loan Committee. PremierWest’s unsecured legal lending limit was approximately $22.6 million and our real estate secured lending limit was approximately $37.6 million at December 31, 2008. PremierWest seldom makes loans for an amount approaching its legal lending limits. The following table sets forth the composition of the loan portfolio including loans held-for-sale, as of December 31, 2004 through 2008.

	Years Ended December 31,
	2008 (Restated)		2007		2006		2005		2004
(Dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
Commercial	$199,739	16.00%	$186,536	18.18%	$175,292	19.00%	$131,819	16.30%	$94,560	13.70%
Real estate - Construction	280,219	22.45%	268,254	26.15%	259,254	28.10%	237,150	29.30%	149,250	21.60%
Real Estate - Commercial/ Residential	627,623	50.28%	463,852	45.21%	405,499	43.95%	367,069	45.40%	372,812	54.00%
Consumer	89,715	7.19%	75,395	7.35%	53,542	5.80%	49,520	6.10%	43,039	6.20%
Other	51,000	4.08%	31,861	3.11%	29,100	3.15%	23,019	2.90%	30,800	4.50%

Total loans, gross	$1,248,296	100.00%	$1,025,898	100.00%	$922,687	100.00%	$808,577	100.00%	$690,461	100.00%

Outstanding loans, net of deferred loan fees and the allowance for loan loss, totaled $1.23 billion at December 31, 2008, representing an increase of $220.0 million, or 21.78%, compared to $1.01 billion as of December 31, 2007. Unfunded loan commitments were $168.9 million as of December 31, 2008, representing a decrease of $3.4 million from total unfunded loan commitments at December 31, 2007. For a more detailed discussion of off-balance sheet arrangements, see Note 15 to the financial statements included in this report starting on page F-34.

PremierWest’s gross loan portfolio at December 31, 2008, is comprised of the following: 72.73% loans secured by real estate, 16.00% of commercial loans and 11.27% consumer and other loans. The greatest loan concentration is in real estate loans, a common characteristic among community banks due to focused lending for business and consumer needs in communities within the Bank’s market area. Some commercial loans are secured by real estate, but funds are used for purposes other than financing the purchase of real property, such as inventory financing and equipment purchases, where real property serves as collateral for the loan. Loans of this type are characterized as real estate loans because of the real estate held as collateral.

The following table presents maturity and re-pricing information for the loan portfolio at December 31, 2008. The table segments the loan portfolio between fixed-rate and adjustable rate loans and their respective re-pricing intervals based on fixed-rate loan maturity dates and variable-rate loan re-pricing dates for the periods indicated.

	December 31, 2008 (Restated)
(in thousands)	Within One Year (1)	One to Five Years	After Five Years	Total
FIXED-RATE LOAN MATURITIES
Commercial	$17,221	$16,769	$452	$34,442
Real estate – Construction	45,884	12,619	725	59,228
Real estate – Commercial/Residential	46,794	43,920	10,627	101,341
Consumer	10,240	21,370	25,072	56,682
Other	3,826	7,446	956	12,228

Total fixed rate loan maturities	123,965	102,124	37,832	263,921

ADJUSTABLE-RATE LOAN REPRICINGS
Commercial	113,338	45,286	6,673	165,297
Real estate – Construction	181,453	33,506	6,032	220,991
Real estate – Commercial/Residential	236,533	251,710	38,039	526,282
Consumer	31,932	1,078	23	33,033
Other	24,111	12,977	1,684	38,772

Total adjustable-rate loan repricings	587,367	344,557	52,451	984,375

Total maturities and repricings	$711,332	$446,681	$90,283	$1,248,296

(1)	Loans due on demand and overdrafts are included in the amount due in one year or less. PremierWest has no loans without a stated schedule for repayment or a stated maturity.

Nonperforming Loans

Management considers a loan to be nonperforming when it is 90 days or more past due, or sooner when the Bank has determined that repayment of the loan in full is unlikely. Generally, unless collateral for a loan is a one-to- four family residential dwelling, interest accrual ceases in 90 days (but no later than the date of acquisition by foreclosure, voluntary deed or other means) and the loan is classified as nonperforming. A loan placed on nonaccrual status may or may not be contractually past due at the time the determination is made to place the loan on nonaccrual status, and it may or may not be secured. When a loan is placed on nonaccrual status, it is the Bank’s policy to reverse interest previously accrued but uncollected. Interest later collected on the nonaccrual loan, for book purposes, is credited to loan principal if, in Management’s opinion, full collectibility of principal is doubtful.

At December 31, 2008 and 2007, loans that were more than 90 days delinquent for which the accrual of interest had been discontinued included the following:

	December 31,
	2008 (Restated)		2007
(Dollars in thousands)	Amount	% of Related Portfolio	Amount	% of Related Portfolio
Commercial	$3,369	1.69%	$1,638	0.88%
Real estate – Construction	42,332	15.11%	5,235	1.95%
Real estate – Commercial/Residential	21,350	3.40%	603	0.13%
Consumer	951	1.06%	810	1.07%
Other	494	0.97%	82	0.26%

Total	$68,496	5.49%	$8,368	0.82%

Impaired loans include all nonaccrual and restructured commercial and real estate loans as well as impaired loans in the process of collection. Loan impairment is measured as the present value of expected future cash flows discounted at the loan’s effective interest rate, the fair value of the collateral of an impaired collateral-dependent loan or an observable market price. Current practice and regulatory guidance places primary emphasis on appraised value for collateral dependent loans. Interest income on impaired loans is recognized by the cash basis method.

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

At December 31, 2008 and 2007, nonperforming loans (loans more than 90 days delinquent and/or on nonaccrual status) totaled approximately $82.6 million and $8.4 million, respectively. The large dollar increase in nonperforming loans between 2008 and 2007 is concentrated primarily in real estate collateralized loans, both construction and commercial/residential for which Management has assessed for impairment and believes adequate collateral coverage existed as of each year end.

Management is committed to a credit culture that emphasizes quality underwriting standards and that provides for the effective monitoring of loan quality and aggressive resolution to problem loans once they are identified. Nonperforming assets amounted to 5.90% of total assets outstanding at December 31, 2008, up from 0.73% at December 31, 2007, and are primarily a result of the economic disruption that occurred during 2008. Interest income that would have been recognized on nonaccrual loans if such loans had performed in accordance with contractual terms totaled $4.7 million for the year ended December 31, 2008, $243,000 for the year ended December 31, 2007, and $118,000 for the year ended December 31, 2006. Actual interest income recognized on such loans during all of the periods was not significant. At December 31, 2008 and 2007, the allowance for loan losses related to impaired loans was $6.3 million and $383,000, respectively.

The following table summarizes nonperforming assets by category:

	December 31,
(Dollars in thousands)	2008 (Restated)	2007	2006	2005	2004
Loans on nonaccrual status	$68,496	$8,221	$1,430	$2,273	$1,890
Loans past due greater than 90 days but not on nonaccrual status	1,437	147	24	2	26
Impaired loans in process of collection	12,682	—	—	—	—
Other real estate owned	4,423	—	—	—	483

Total nonperforming assets	$87,038	$8,368	$1,454	$2,275	$2,399

Percentage of nonperforming assets to total assets	5.90%	0.73%	0.14%	0.25%	0.30%

Total nonperforming assets were $87.0 million at December 31, 2008, up from $8.4 million as of December 31, 2007. The nonperforming asset total includes $4.4 million in other real estate owned as of December 31, 2008, up from $0 at the previous year end. Nonperforming loans are concentrated in 13 relationships comprising $50.4 million or 57.93% of the total.

The first relationship consists of multiple loans secured by improved lots and a nearly complete SFR in northern California. This relationship is now at $2.3 million after a $1.2 million loan payoff during 2008 and our decision to charge off the remainder of the impairment during 2008. Foreclosure by another lender against our guarantor on an adjacent property and the borrower filing personal bankruptcy led to the actions we have taken. We are working through the bankruptcy and are marketing the property. We do not expect further impairment based on the reduced book value of the loans.

The second nonperforming relationship is comprised of two purchased participation loans in northern California. We purchased a minority position from two separate financial institutions, each with a national presence. The two projects have stalled and both of the guarantors have since filed for personal bankruptcy. One loan is being carried in OREO at a book value of $1.3 million. The other has had the full impairment charged-off in 2008 with the non-performing asset value currently at $350,000. We continue to work with the lead bank on marketing the OREO property and are working with the other lead bank on completing foreclosure and beginning marketing of the second property. No further impairments are expected on either of these properties.

The third non-performing relationship consists of loans secured with undeveloped property in central and northern California. The northern California property was foreclosed on in the second quarter of 2008 with a charge-off of $1.3 million and the remaining $1.0 million balance included as other real estate owned. The second credit consisted of a $4.5 million credit secured by undeveloped real estate with a significant loan from a third-party investor group in second position behind our lien. The guarantor continued to keep this loan current while both parties negotiated a workout. We had previously established a specific reserve for impairment on this credit, which was charged-off as of December. The non-performing balance is currently at $1.0 million. Management believes no further impairment will be necessary given the conservative actions already taken.

The fourth relationship is currently being carried at $2.5 million and is comprised of multiple loans secured by approved residential building lots and by completed and partially completed residential units, all situated in southern and central Oregon. The Bank has taken possession of the properties, and a stipulated deficiency was accepted by the borrower. The Bank is currently marketing the properties.

The fifth credit relationship consists of multiple loans. The loans were for property acquisition and development as well as residential unit construction in central Oregon. The current non-performing balance of this relationship is $2.7 million. The property is being marketed and no further impairment is expected.

The sixth nonperforming credit relationship consists of multiple notes currently totaling $13.7 million, all secured by commercial property including two assisted living facilities, commercially zoned land and a non-owner occupied commercial building. Three of the properties are in Oregon and one in northern California. The borrowers have experienced severe cash flow difficulties and are attempting to sell assets, and the lead guarantor has filed personal bankruptcy. We have obtained updated appraisals on the properties and, as a result charged off the small impairment. Negotiations with bankruptcy court and 3 parties interested in three of the four properties continue and are expected to be successful.

The seventh relationship consists of two non-performing assets currently totaling $2.3 million. This relationship is secured by two residential developments in central Oregon. Based on updated appraisals specific impairments were charged-off in December. No additional impairment is expected.

The eighth relationship consists of multiple non performing loans currently totaling $6.3 million. This borrower had been impacted by a real estate related business that failed with the downturn of the mortgage lending industry. He had been working with all of his creditors to establish an orderly plan to sell assets. Our collateral consists of residential development lots, a utility system infrastructure and other commercial property in Southern Oregon. We had agreed to a restructure of this credit although this has not been successful and foreclosure has been initiated. Based on current collateral values, we anticipate no loss at this time.

The ninth credit relationship consists of non-performing loans currently totaling $2.1 million. The notes are secured by completed residential lots, two homes and bare land and two completed townhomes all which are located in central Oregon. Updated appraisals had been received, and impairments previously recognized have been charged-off as of December. No further impairments are expected.

The tenth credit relationship consists of four non-performing loans totaling $3.1 million. The borrower is deceased, and the estate has been uncooperative to date. Our collateral consists of residential lots and raw commercial land in northern California. Current appraisals have been received and impairments previously recognized were charged-off in 2008 with legal action commenced during the first quarter of 2009.

The eleventh credit relationship consists of two matured loans currently totaling $8.1 million. The loans are secured by a commercial building and commercial real estate in Central Oregon. The borrower had requested an extension of time to develop the project, which required a new appraisal. The appraised value was below the loan balances and the guarantors had pledged to either pay down the loans with a cash infusion or pledge additional collateral. A significant guarantor was deceased and negotiations with the remaining guarantors continued over year end. An impairment reserve has been established based on the appraised value, although successful negotiations are expected which should bring this loan back into a performing status once a paydown is made or additional collateral pledged. At December the balance placed on non-accrual was $3.7 million.

The twelfth relationship consists of eight non-performing loans currently at $3.0 million on various commercial properties in the Rogue Valley. The borrower and guarantors have been attempting to sell property to reduce debt while attempting to keep the loans current or within 60 days past due. The relationship was placed on non-accrual given severe delinquency of some of the loans. New appraisals have been ordered and an initial impairment reserve was established as of the end of 2008.

The thirteenth relationship, currently at $4.0 million, consists of loans secured by various commercial properties in Southern Oregon. The borrower and guarantors have experienced cash flow difficulties and payments are slow and promised property sales have not materialized. An impairment reserve was established in December and current appraisals were ordered.

While the Bank significantly increased its resources dedicated to dealing with nonperforming assets in late 2007, continued deterioration in appraised values, as a result of the illiquid market for some property types, resulted in more conservative views of collateral. While the bank may believe the value at which the loan is ultimately resolved may be higher, regulatory guidance and current practice is to value all non-performing assets at current appraised value without regard to other factors or documentation. The results from these more conservative actions may result in OREO sales at the current holding values or higher which may produce a gain. Non-performing loans not currently held as OREO, may be resolved at a higher value allowing for lower future loan loss provisions.

Management continues to work closely with borrowers that are motivated to resolve their financial issues through properly collateralized restructures and workouts. In addition, the team is proactive in contacting distressed asset investors in anticipation of soliciting interest in acquiring notes or foreclosed property. The holding costs of certain other real estate owned are being reviewed as current volatile market conditions may warrant holding some foreclosed assets for future gains. With shareholder value in mind, our team will continue to evaluate these assets and act accordingly.

Allowance for Loan Losses

The allowance for loan losses is established through the provision for loan losses charged to expense and represents the aggregate of the loan loss provision charged against earnings as described above, net of loans charged off and recoveries on previously charged-off loans. The provision charged to operating expense is based on loan loss experience and other factors that, in Management’s judgment, should be recognized to estimate losses. Management monitors the loan portfolio to ensure that the reserve for loan losses remains adequate to absorb potential losses identified by the portfolio review process, including loans on nonaccrual status and current loans whose repayment according to the loan’s repayment plan is considered by Management to be in serious doubt.

The amount of the allowance for loan losses is based on a variety of factors, including:

•	Analysis of risks inherent in the various segments of the loan portfolio;

•	Management’s assessment of known or potential problem credits, which have come to Management’s attention during the ongoing review of credit quality;

•	Estimates of the value of underlying collateral and guarantees;

•	Legal representation regarding the potential outcome of pending actions for collection of loans and related guarantees;

•	Historical loss experience; and,

•	Current local and national economic conditions and other factors.

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

PremierWest’s allowance for loan losses totaled $17.2 million at December 31, 2008, and $11.5 million at December 31, 2007, representing 1.38% of total loans at December 31, 2008 and 1.12% of total loans at December 31, 2007. The loan loss allowance represents 20.77% of nonperforming loans at December 31, 2008, and 137.43% of nonperforming loans at December 31, 2007. Although Management believes that it uses the best information available in providing for estimated loan losses and that the allowance was adequate at December 31, 2008, future adjustments could be necessary and net earnings could be affected if circumstances and/or economic conditions differ substantially from the assumptions used in making the determinations of the adequacy of the allowance for loan losses.

The following is a summary of PremierWest’s loan loss experience and selected ratios for the periods presented:

	December 31,
(Dollars in thousands)	2008 (Restated)	2007	2006	2005	2004
Gross loans outstanding at end of year	$1,248,296	$1,025,898	$922,687	$808,577	$690,461

Average loans outstanding	$1,254,785	$962,419	$855,562	$754,465	$605,747

Allowance for loan losses, beginning of year	$11,450	$10,877	$10,341	$9,171	$5,466
Loans charged-off:
Commercial	(10,366)	(134)	(100)	(13)	(176)
Real estate	(25,059)	—	—	(500)	(563)
Consumer	(1,879)	(539)	(271)	(147)	(302)
Other	(3,611)	(154)	(125)	(111)	(2,758)

Total loans charged-off	(40,915)	(827)	(496)	(771)	(3,799)

Recoveries:
Commercial	143	204	95	119	75
Real estate	216	—	—	—	3
Consumer	229	217	93	50	87
Other	422	112	44	1,622	454

Total recoveries	1,010	533	232	1,791	619

Net (charge-offs) or recoveries	(39,905)	(294)	(264)	1,020	(3,180)
Allowance for loan losses transferred from:
Mid Valley Bank	—	—	—	—	6,085
Stockmans Financial Group	9,112
Other adjustments (1)	—	181	—	—	—
Provision charged to income	36,500	686	800	150	800

Allowance for loan losses, end of year	$17,157	$11,450	$10,877	$10,341	$9,171

Ratio of net loans charged-off to average loans outstanding	3.18%	0.03%	0.03%	-0.14%	0.52%

Ratio of allowance for loan losses to ending total loans	1.38%	1.12%	1.18%	1.28%	1.33%

(1)	Includes a balance sheet reclassification adjustment (decrease) of $255,000 from the allowance for loan losses to other liabilities in accordance with Financial Accounting Standard No. 5. The amount reclassified represents the off-balance sheet credit exposure related to unfunded commitments to lend and letters of credit; and a $436,000 increase resulting from the purchase of a consumer finance loan portfolio on June 29, 2007.

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

	December 31,
	2008 (Restated)		2007		2006		2005		2004
(Dollars in thousands)	Allowance for loan losses	As a % of total loans	Allowance for loan losses	As a % of total loans	Allowance for loan losses	As a % of total loans	Allowance for loan losses	As a % of total loans	Allowance for loan losses	As a % of total loans
Type of loan:
Commercial	$2,157	16.00%	$1,684	18.18%	$1,889	19.00%	$2,640	16.30%	$3,102	13.70%
Real estate- Construction	6,015	22.44%	3,720	26.15%	4,096	28.10%	2,295	29.30%	1,191	21.60%
Real estate- Commercial/ Residential	7,154	50.29%	4,516	45.21%	3,820	43.95%	4,599	45.40%	4,232	54.00%
Consumer and Other	1,831	11.27%	1,530	10.46%	1,072	8.95%	807	9.00%	646	10.70%

Total	$17,157	100.00%	$11,450	100.00%	$10,877	100.00%	$10,341	100.00%	$9,171	100.00%

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

The distribution of deposit accounts by type and rate is set forth in the following tables as of the indicated dates:

	Years Ended December 31,
	2008			2007			2006
(Dollars in thousands)	Average Balance	Interest Expense	Average Rate	Average Balance	Interest Expense	Average Rate	Average Balance	Interest Expense	Average Rate
Savings, money market and interest bearing demand	$427,645	$6,912	1.62%	$377,550	$9,691	2.57%	$342,221	$5,896	1.72%

Time deposits	545,329	19,432	3.56%	329,912	15,454	4.68%	248,887	10,035	4.03%

Total interest-bearing deposits	972,974	$26,344	2.71%	707,462	$25,145	3.55%	591,108	$15,931	2.70%

Non-interest-bearing deposits	231,711			194,456			198,295

Total interest-bearing and non-interest-bearing deposits	$1,204,685			$901,918			$789,403

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

	Time Deposits of $100,000 or More		Time Deposits Less Than $100,000
(Dollars in thousands)	Amount	Percentage	Amount	Percentage
Three months or less	$75,527	36.68%	$127,918	35.54%
Over three months through six months	51,766	25.14%	78,479	21.80%
Over six months through 12 months	32,637	15.85%	97,430	27.07%
Over 12 months	45,969	22.33%	56,119	15.59%

Total	$205,899	100.0%	$359,946	100.00%

Short-term and Long-term Borrowings and Other Contractual Obligations

The following table sets forth certain information with respect to PremierWest’s short-term borrowings from Federal Home Loan Bank (FHLB) Cash Management Advances (CMA) and federal funds purchased:

	Years Ended December 31,
	2008		2007		2006
(Dollars in thousands)	FHLB CMA Advances	Federal Funds Purchased	FHLB CMA Advances	Federal Funds Purchased	FHLB CMA Advances	Federal Funds Purchased
Amount outstanding at end of period	$20,000	25,003	$13,500	54,019	$5,000	6,835
Weighted average interest rate at end of period	0.76%	1.10%	4.35%	4.76%	5.63%	6.21%
Maximum amount outstanding at any month-end during the year	$25,000	36,859	$17,500	54,019	$35,000	33,551
Average amount outstanding during the period	$4,183	15,261	$8,230	13,082	$24,973	16,236
Average weighted interest rate during the period	1.37%	2.78%	5.28%	5.47%	5.31%	5.46%

The Bank participates in the Cash Management Advance Program (CMA) with the FHLB. CMA borrowings outstanding were $20.0 million at December 31, 2008. At December 31, 2008, the Bank had total FHLB borrowings of $20.0 million against an available line of approximately $44.4 million. PremierWest also had long-term borrowings outstanding with the Federal Home Loan Bank of Seattle (FHLB) totaling $42,000, $508,000 and $1.1 million as of December 31, 2008, 2007 and 2006, respectively. The Bank makes monthly principal and interest payments on the long-term borrowings, which mature by 2014 and bear interest at rates ranging from 6.53% to 7.52%. All outstanding borrowings with the FHLB are collateralized by a blanket pledge agreement principally covering loans in the Bank’s portfolio that are secured by 1st liens against 1-4 family or multi-family residential properties as well as the Bank’s FHLB stock and potentially any funds, investment securities or loans on deposit with the FHLB.

On December 30, 2004, the Company established two wholly-owned statutory business trusts, PremierWest Statutory Trust I and II, which were formed to issue junior subordinated debentures and related common securities. Following the acquisition of Stockmans Financial Group, the Company became the successor in interest to Stockmans Financial Trust I, which was established on August 25, 2005. Common stock issued by the Trusts and held as an investment by the Company is recorded in other assets in the consolidated balance sheets.

Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trusts used the net proceeds from the offering to purchase a like amount of Junior Subordinated Debentures (the “Debentures”) of the Company. The Debentures are the sole assets of the trusts. The Company’s obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. The Company has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.

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

The following table is a summary of current trust preferred securities at December 31, 2008.

Trust Name	Issue Date	Issue Amount	Rate Type	Rate	Maturity Date	Redemption Date
PremierWest Statutory Trust I	December 2004	$7,732,000	Fixed (1)	5.65%	December 2034	December 2009
PremierWest Statutory Trust II	December 2004	$7,732,000	Fixed (2)	5.65%	March 2035	March 2010
Stockmans Financial Trust I	August 2005	$15,464,000	Fixed (3)	5.93%	September 2035	September 2010

		$30,928,000

(1)	PremierWest Statutory Trust I bears interest at the fixed rate of 5.65% until December 2009 at which time it converts to the variable rate of LIBOR +1.75%, adjusted quarterly, through the maturity date in December 2034.
(2)	PremierWest Statutory Trust II bears interest at the fixed rate of 5.65% until March 2010 at which time it converts to the variable rate of LIBOR +1.79%, adjusted quarterly, through the maturity date in March 2035.
(3)	Stockmans Financial Trust I bears interest at the fixed rate of 5.93% until September 2010 at which time it converts to the variable rate of LIBOR +1.42%, adjusted quarterly, through the maturity date in September 2035.

PremierWest is a party to numerous contractual financial obligations including repayment of borrowings, operating lease payments and commitments to extend credit under off-balance sheet arrangements. The scheduled repayment of long-term borrowings and other contractual obligations is as follows (in thousands):

	Payments due by period
Contractual Obligations	Total	< 1 year	1-3 years	3-5 years	> 5 years
Borrowings	$20,042	$20,013	$14	$14	$1
Operating lease obligations	6,123	819	1,313	1,016	2,975
Junior subordinated debentures	30,928	—	—	—	30,928
Other commitments (1)	7,743	—	—	—	7,743

Total	$64,836	$20,832	$1,327	$1,030	$41,647

(1)	Employee benefits that include Deferred Compensation, Executive Supplemental Retirement Plans, Employee Life Benefit Plans and Split Dollar Benefit Obligations.

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

LIQUIDITY AND CAPITAL RESOURCES; REGULATORY CAPITAL

Shareholders’ equity was $177.0 million at December 31, 2008, an increase of $49.3 million or 38.62% from December 31, 2007. The most significant factor, contributing $61.0 million to the increase in shareholders’ equity, is the acquisition of Stockmans Bank. The increase also reflects comprehensive income of $627,000, the exercise of stock options of $73,000 and related tax benefit of $138,000, and stock-based compensation expense of $433,000. This was offset by the declaration of preferred and common stock dividends of $275,000 and $4.0 million, respectively, and the repurchase of common stock totaling $435,000.

PremierWest has adopted policies to maintain a relatively liquid position to enable it to respond to changes in the financial environment and ensure sufficient funds are available to meet customers’ needs for borrowing and deposit withdrawals. Generally, PremierWest’s major sources of liquidity are customer deposits, sales and maturities of investment securities, the use of borrowings from the FHLB and correspondent banks, and net cash provided by operating activities. As of December 31, 2008, unused and available lines of credit totaled $14.3 million from FHLB’s Cash Management Advance Program and $40.0 million from correspondent banks. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and unscheduled loan prepayments are not as stable because they are influenced by general interest rate levels, competing interest rates available on other investments, market competition, economic conditions, and other factors. Liquid asset balances include cash, amounts due from other banks, federal funds sold, and investment securities available-for-sale. At December 31, 2008, these liquid assets totaled $39.0 million, or 2.64% of total assets, as compared to $48.7 million, or 4.20% of total assets, at December 31, 2007. Total liquid assets of $48.7 million as of December 31, 2007 compare to $36.5 million, or 3.55% of total assets, at December 31, 2006.

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

An analysis of liquidity should encompass a review of the changes that appear in the consolidated statements of cash flows for the year ended December 31, 2008. The statement of cash flows includes operating, investing, and financing categories. Operating activities include a net loss of $7.5 million and $19.8 million in adjustments for non-cash items and changes in cash due to changes in certain assets and liabilities. Investing activities consist primarily of proceeds from sold or matured securities and purchases of securities, the impact of the net growth in loans, and purchases of premises and equipment. Financing activities present the cash flows associated with the change in deposit accounts, changes in long-term and other borrowings and various shareholder transactions.

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

The following table reflects PremierWest Bank’s various capital ratios at December 31, as compared to regulatory minimums for capital adequacy purposes:

	2008 (Restated) Actual	2007 Actual	Minimum tobe “Adequately Capitalized”	Minimum to be “Well-Capitalized”
Total risk-based capital ratio	10.92%	11.81%	≥8.00%	≥10.00%
Tier 1 risk-based capital ratio	9.67%	10.77%	≥4.00%	≥6.00%
Leverage ratio	9.48%	10.92%	≥4.00%	≥5.00%

The various capital ratios for PremierWest Bancorp at December 31, compared to regulatory minimums for capital adequacy purposes are as follows:

	2008 (Restated) Actual	2007 Actual	Minimum to be “Adequately Capitalized”
Total risk-based capital ratio	11.05%	11.80%	≥8.00%
Tier 1 risk-based capital ratio	9.80%	10.75%	≥4.00%
Leverage ratio	9.59%	10.89%	≥4.00%

RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments”. The disclosures require publically traded companies to disclose the fair value of financial instruments in interim periods previously required in annual financial statements. These standards are effective for interim and annual periods ending after June 15, 2009. The Company is currently evaluating the effect that these statements will have on its consolidated financial statements.

In April 2009, the FASB issued Statement of Financial Accounting Standards No. 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. These statements amend the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. These statements are effective for interim and annual periods ending after June 15, 2009. The Company is currently evaluating the effect that these statements will have on its consolidated financial statements.

In April 2009, the FASB issued Statement of Financial Accounting Standards No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“SFAS 157-4”). SFAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157, when the volume and level of activity for the asset or liability have significantly decreased. SFAS 157-4 also includes guidance on identifying circumstances that indicate a transaction in not orderly. It is effective for interim and annual periods ending after June 15, 2009. The Company is currently evaluating the effect that these statements will have on its consolidated financial statements.

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

The differences between interest-sensitive assets and interest-sensitive liabilities over various time horizons are commonly referred to as sensitivity gaps. As interest rates change, the sensitivity gap will have either a favorable or adverse effect on net interest income. A negative gap (with liabilities re-pricing more rapidly than assets) generally should have a favorable effect when interest rates are falling, and an adverse effect when rates are rising. A positive gap (with assets re-pricing more rapidly than liabilities) generally should have an adverse effect when rates are falling, and a favorable effect when rates are rising.

The following table illustrates the maturities or re-pricing of PremierWest’s assets and liabilities as of December 31, 2008, based upon the contractual maturity or contractual re-pricing dates of loans (excluding nonperforming loans) and the contractual maturities of time deposits and borrowings. Prepayment assumptions have not been applied to fixed-rate mortgage loans. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

	BY REPRICING INTERVAL
(Dollars in thousands)	0 – 3 Months	4 –12 Months	1 – 5 Years	Over 5 Years	Total
(Restated)

ASSETS
Interest-earning assets:
Federal funds sold and interest-earning deposits	$331	$—	$—	$—	$331
Investment securities	200	12,576	16,269	3,359	32,404
Loans	403,261	308,071	446,681	90,283	1,248,296

Total	$403,792	$320,647	$462,950	$93,642	$1,281,031

LIABILITIES
Interest-bearing liabilities:
Interest-bearing demand and savings	$194,729	$42,451	$147,973	$31,483	$416,636
Time deposits	203,450	260,356	101,985	104	565,895
Borrowings	45,008	15,472	15,492	1	75,973

Total	$443,187	$318,279	$265,450	$31,588	$1,058,504

Interest rate sensitivity gap	$(39,395)	$2,368	$197,500	$62,054	$222,527

Cumulative	$(39,395)	$(37,027)	$160,473	$222,527

Cumulative gap as a % of interest-earning assets	-3.1%	-2.9%	12.5%	17.4%

For purposes of the gap analysis, loans are not reduced by the allowance for loan losses and nonperforming loans. Unearned discounts and deferred loan fees are also excluded.

This analysis of interest-rate sensitivity has a number of limitations. The gap analysis above is based upon assumptions concerning such matters as when assets and liabilities will reprice in a changing interest rate environment. Because these assumptions are no more than estimates, certain assets and liabilities indicated as maturing or re-pricing within a stated period might actually mature or re-price at different times and at different volumes from those estimated. The actual prepayments and withdrawals after a change in interest rates could deviate significantly from those assumed in calculating the data shown in the table. Certain assets, adjustable-rate loans for example, commonly have provisions that limit changes in interest rates each time the interest rate changes and on a cumulative basis over the life of the loan. Also, the renewal or re-pricing of certain assets and liabilities can be discretionary and subject to competitive and other pressures. The ability of many borrowers to service their debt could diminish after an interest rate increase. Therefore, the gap table above does not and cannot necessarily indicate the actual future impact of general interest movements on net interest income.

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

PremierWest’s simulation analysis forecasts net interest income and earnings given unchanged interest rates (stable rate scenario). The model then estimates a percentage change from the stable rate scenario under scenarios of rising and falling market interest rates over various time horizons. The simulation model, based on December 31, 2008 data, estimates that if an immediate decline of 200 basis points occurs, net interest income during the subsequent twelve months could be unfavorably affected by approximately 1.66%, while a similar immediate increase in interest rates would result in an unfavorable change of approximately 0.36% indicative of a slightly liability-sensitive position for the twelve months ending December 31, 2009. Because of uncertainties about customer behavior, refinance activity, absolute and relative loan and deposit pricing levels, competitor pricing and market behavior, product volumes and mix, and other unexpected changes in economic events affecting movements and volatility in market rates, there can be no assurance that simulation results are reliable indicators of earnings under such conditions.

(Restated)	Net Increase (Decrease) in Net Interest Income (in thousands) (1)	Net Interest Margin (2)	Change in Return on Equity
As of December 31, 2008, the prime rate was 3.25%	$—	4.69%	-4.05%

Prime rate increase of:
200 basis points to 5.25%	$(1,002)	4.61%	-0.35%
100 basis points to 4.25%	$(515)	4.65%	-0.18%

Prime rate decrease of:
200 basis points to 1.25%	$(220)	4.67%	-0.08%
100 basis points to 2.25%	$632	4.72%	0.22%

(1)	PremierWest’s interest rate sensitivity gap is slightly liability-sensitive, which in conjunction with the general level of interest rates, yields abnormal changes in net-interest income as further rate declines are modeled. This occurs due to a practical floor of zero for deposit interest rates.
(2)	Tax adjusted at a 34.00% rate.

It is PremierWest’s policy to manage interest rate risk to maximize long-term profitability under the range of likely interest rate scenarios.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements called for by this item are included in this report beginning on page F-3.

The following tables set forth the Company’s unaudited consolidated financial data regarding operations for each quarter of 2008 and 2007. This information, in the opinion of Management, includes all adjustments necessary, consisting only of normal and recurring adjustments, to state fairly the information set forth therein. Certain amounts previously reported have been reclassified to conform to the current presentation. These reclassifications had no net impact on the results of operations.

	2008
(Dollars in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Previously Reported Fourth Quarter	Adjustments	Restated Reported Fourth Quarter
STATEMENT OF OPERATIONS DATA
Total interest income	$22,938	$22,716	$22,703	$20,905	$(282)	$20,623
Total interest expense	7,871	6,977	7,149	$6,576	$—	$6,576

Net interest income	15,067	15,739	15,554	14,329	(282)	14,047
Provision for loan losses	3,075	5,225	4,750	$10,100	$13,350	$23,450

Net interest income (loss) after provision for loan losses	11,992	10,514	10,804	4,229	(13,632)	(9,403)
Non-interest income	2,250	2,599	2,536	$2,607	$—	$2,607
Non-interest expense	11,474	12,155	11,420	$11,882	$—	$11,882

Income (loss) before income taxes	2,768	958	1,920	(5,046)	(13,632)	(18,678)
Provision for income taxes	965	313	632	$(1,958)	$(5,445)	$(7,403)

Net income (loss)	$1,803	$645	$1,288	$(3,088)	$(8,187)	$(11,275)

Basic earnings (loss) per common share	$0.08	$0.03	$0.05	$(0.14)	$(0.37)	$(0.51)

Diluted earnings (loss) per common share	$0.08	$0.03	$0.05	$(0.14)	$(0.37)	$(0.51)

	2007
(Dollars in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
STATEMENT OF OPERATIONS DATA
Total interest income	$19,360	$20,337	$21,540	$21,218
Total interest expense	6,018	6,531	7,250	7,417

Net interest income	13,342	13,806	14,290	13,801
Provision for loan losses	200	75	225	186

Net interest income after provision for loan losses	13,142	13,731	14,065	13,615
Noninterest income	2,010	2,287	2,308	2,205
Noninterest expense	9,704	9,636	9,828	9,790

Income before income taxes	5,448	6,382	6,545	6,030
Provision for income taxes	2,080	2,441	2,502	2,280

Net income	$3,368	$3,941	$4,043	$3,750

Basic earnings per common share	$0.19	$0.23	$0.23	$0.22

Diluted earnings per common share	$0.19	$0.21	$0.22	$0.20

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

In connection with the preparation of this Annual Report on Form 10-K/A (Amendment No. 1), an evaluation was carried out by Management of PremierWest Bancorp (the Company), with the participation of the President and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of December 31, 2008. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosures.

During the evaluation of disclosure controls and procedures as of December 31, 2008 conducted during the preparation of the Company’s financial statements to be included in this Annual Report on Form 10-K/A (Amendment No. 1), a material weakness in internal control over financial reporting relating to the identification and valuation of impaired loans, including the timely charge-off of collateral dependent loans, was identified. As a result of this material weakness, described more fully below, the Company’s CEO and CFO concluded that, as of December 31, 2008, the Company’s disclosure controls and procedures were ineffective.

Notwithstanding the existence of this material weakness in internal control over financial reporting relating to impaired loans, the Company believes that the consolidated financial statements in this Annual Report on Form 10-K/A (Amendment No. 1) fairly present, in all material respects, the Company’s consolidated financial condition as of December 31, 2008 and 2007, and consolidated results of its operations and cash flows for the years ended December 31, 2008, 2007 and 2006, in conformity with U.S. generally accepted accounting principles (GAAP).

As discussed elsewhere in this Amendment No. 1, the Company is restating its previously issued consolidated financial statements. See “Form 10-K/A (Amendment No. 1) Table of Contents,” “Item 1 – Business,” “Item 5 – Market for Registrant’s Common Equity and Related Stockholder Matters,” “Item 6 – Selected Financial Data,” “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Item 7A – Quantitative and Qualitative Disclosures About Market Risk,” “Item 8 – Financial Statements and Supplementary Data,” “Item 10 – Directors, Executive Officers and Corporate Governance,” “Item 11 – Executive Compensation,” “Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” “Item 13 – Certain Relationships and Related Transactions, and Director Independence,” “Item 14 – Principal Accounting Fees and Services” and Note 25 to the consolidated financial statements for more detailed information regarding the restatement and the changes to previously issued consolidated financial statements and disclosures.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process, under the supervision of the Company’s CEO and CFO, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management conducted an assessment of the effectiveness of internal control over financial reporting as of December 31, 2008 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has concluded that, as of December 31, 2008, the following material weakness existed relating to impaired loans.

As of December 31, 2008, controls over the identification and valuation of impaired loans were not effective. The Company had not fully developed its controls to identify and assess, on a timely basis, loans requiring evaluation for impairment, and processes for appropriately valuing impaired loans, including the appropriate timing for the charge-off of collateral dependent loans. As a result, controls over the impaired loans and oversight thereof were not adequate to prevent or detect misstatements in the accuracy of management’s estimates and disclosures on a timely basis, resulting in adjustments to the Company’s December 31, 2008 consolidated financial statements.

In addition, this deficiency resulted in misstatements in Management’s estimates and disclosures that were material to the Company’s annual and fourth quarter interim consolidated financial statements and information that were not prevented or detected on a timely basis, requiring restatement of the financial statements. This misstatement was discovered subsequent to the filing of our Form 10-K, when management undertook a re-examination of the methodology for establishing fair market value and impairment on collateral dependent loans and the criteria for establishing the timing of related charge offs. This re-examination was initiated in response to an interim examination by banking regulators that occurred after the filing of the Form 10-K. On April 15, 2009, the Board of Directors concluded that the Company’s previously issued financial information and statements for the fourth quarter and year ended December 31, 2008 should no longer be relied upon.

Solely as a result of the material weakness in internal control over impaired loans described above, management has concluded that, as of December 31, 2008, The Company’s internal control over financial reporting was not effective based on the criteria in Internal Control — Integrated Framework issued by the COSO.

The effectiveness of The Company’s internal control over financial reporting as of December 31, 2008 has been audited by MOSS ADAMS LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10-K/A (Amendment No. 1).

CONTINUING REMEDIATION OF MATERIAL WEAKNESS IN INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company has been actively engaged in the development and implementation of a remediation plan to address the material weakness in controls over impaired loans as of December 31, 2008. The components of this remediation plan are intended to ensure that the key controls over the identification and valuation process of impaired loans are operating effectively and are sustainable. These components include assigning dedicated and experienced resources at the Company with the responsibility for identification and valuation, and strengthening corporate oversight over the valuation methodologies and processes. Management continues to assign the highest priority to the remediation efforts in this area, with the goal of fully remediating this material weakness by year-end 2009.

The Company’s remediation efforts will be governed by a Committee under the direction of the Company’s CEO, Chief Operating Officer, Chief Credit Officer, CFO, Special Assets Manager, and Controller. The status of remediation of the material weakness will be continuously reviewed with the Audit Committee, which will be advised of issues encountered and key decisions reached by management relating to the ongoing remediation efforts.

Notwithstanding the existence of this material weakness in internal control over financial reporting relating to the impaired loans, due to the substantive alternative procedures performed and compensating controls introduced after December 31, 2008, the Company believes that the consolidated financial statements fairly present, in all material respects, the consolidated financial condition as of December 31, 2008 and 2007, and consolidated results of its operations and cash flows for the years ended December 31, 2008, 2007 and 2006, in conformity with GAAP.

The Company recognizes that continued improvement in its internal controls over financial reporting related to impaired loans is necessary. Accordingly, the Company to date has modified its internal processes to establish fair market values and impairment on real estate dependent loans and the criteria for determining the timing of related charge-offs, as detailed below:

•	Appraisals have been designated as the sole evidentiary support for real estate valuation.

•

Impairment of collateral dependent loans will result in an immediate charge off of the impairment based on the best available information at the time of impairment, and subsequently adjusted for updated information.

These changes have been implemented in conjunction with our evaluation of current regulatory guidance with respect to substantiating values of real estate collateral in distressed markets, the effect of the current prolonged downturn in the real estate market, and the state of the general economy. Management believes that these changes will contribute significantly to the remediation of the material weakness in internal control over financial reporting that was in existence as of December 31, 2008. Additional changes will be implemented as determined necessary.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, were made subsequent to the quarter ended December 31, 2008, and have been described above. There were no material changes to internal control during the quarter ending December 31, 2008.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information provided in response to this Item is incorporated by reference to the Definitive Proxy Statement on Schedule 14A for the Company’s 2009 Annual Meeting of Shareholders filed with the SEC on April 30, 2009, which the Company expects first to be sent or given to security holders on or about May 11, 2009.

ITEM 11.	EXECUTIVE COMPENSATION

The information provided in response to this Item is incorporated by reference to the Definitive Proxy Statement on Schedule 14A for the Company’s 2009 Annual Meeting of Shareholders, which the Company expects first to be sent or given to security holders on or about May 11, 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information provided in response to the Security Ownership of Certain Beneficial Owners and Management required by this Item is incorporated by reference to the Definitive Proxy Statement on Schedule 14A for the Company’s 2009 Annual Meeting of Shareholders, which the Company expects first to be sent or given to security holders on or about May 11, 2009.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information provided in response to this Item is incorporated by reference to the Definitive Proxy Statement on Schedule 14A for the Company’s 2009 Annual Meeting of Shareholders, which the Company expects first to be sent or given to security holders on or about May 11, 2009.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information provided in response to this item is incorporated by reference to the Definitive Proxy Statement on Schedule 14A for the Company’s 2009 Annual Meeting of Shareholders, which the Company expects first to be sent or given to security holders on or about May 11, 2009.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements:
The consolidated financial statements for the fiscal years ended December 31, 2008, 2007 and 2006, are included in this report beginning on page F-3.

(2)	Financial Statement Schedules:

All schedules have been omitted because the information is not required, not applicable, not present in amounts sufficient to require submission of the schedule, or is included in the financial statements or notes thereto.

(3)	The following exhibits are filed with, and incorporated into by reference, this report, and this list constitutes the exhibit index:

EXHIBIT INDEX

3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed February 17, 2009)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-147460) filed November 16, 2007)

4.1	Form of Stock Certificate for Common Stock (incorporated by reference to Registrant’s statement on Form S-4/A (Registration No. 333-96209) filed March 17, 2000)

4.2	Form of Stock Certificate for Series B Preferred Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed February 17, 2009)

4.3	Warrant to purchase up to 1,038,462 shares of common stock, issued February 13, 2009 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed February 17, 2009)

10.1	Letter Agreement, dated February 13, 2009, including Securities Purchase Agreement—Standard Terms, between the Registrant and the United States Department of the Treasury (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed February 17, 2009)

10.2.1*	Employment Agreement with John Anhorn (incorporated by reference to Exhibit 10.1 to Form 10-K filed March 14, 2008)

10.2.2*	Amendment to Employment Agreement for John Anhorn (incorporated by reference to Exhibit 10.1 to Form 8-K filed April 25, 2008)

10.3.1*	Employment Agreement with Rich Hieb (incorporated by reference to the substantially identical (other than base salary) form of employment agreement with Mr. Anhorn filed as Exhibit 10.1 to Form 10-K filed March 14, 2008)

10.3.2*	Amendment to Employment Agreement for Rich Hieb (incorporated by reference to Exhibit 10.2 to Form 8-K filed April 25, 2008)

10.4.1*	Employment Agreement with Tom Anderson (incorporated by reference to Exhibit 10.2 to Form 10-K filed March 14, 2008)

10.4.2* ##	Amendment to Employment Agreement with Tom Anderson

10.5*	Employment Agreement with James Earley (incorporated by reference to the substantially identical (other than base salary) form of employment agreement with Mr. Anderson filed as Exhibit 10.2 to Form 10-K filed March 14, 2008)

10.6*	Employment Agreement with James Ford (incorporated by reference to the substantially identical (other than base salary) form of employment agreement with Mr. Anderson filed as Exhibit 10.2 to Form 10-K filed March 14, 2008)

10.7.1*	Employment Agreement with Joe Danelson (incorporated by reference to Exhibit 10.2 to Form 10-Q filed August 11, 2008)

10.7.2* ##	Amendment to Employment Agreement with Joe Danelson

10.8*	Employment Agreement with Michael Fowler (incorporated by reference to Exhibit 10.1 to Form 10-Q filed August 11, 2008)

10.9*	Supplemental Executive Retirement Plan Agreement with John Anhorn (incorporated by reference to Exhibit 10.3 to Form 10-K filed March 14, 2008)

10.10.1*	Supplemental Executive Retirement Plan Agreement with Rich Hieb (incorporated by reference to Exhibit 10.4 to Form 10-K filed March 14, 2008)

10.10.2* ##	Amendment to Supplemental Executive Retirement Plan with Rich Hieb

10.11.1*	Supplemental Executive Retirement Plan Agreement with Tom Anderson (incorporated by reference to Exhibit 10.5 to Form 10-K filed March 14, 2008)

10.11.2* ##	First Amendment to Supplemental Executive Retirement Plan Agreement with Tom Anderson

10.12.1*	Supplemental Executive Retirement Plan Agreement with Jim Earley (incorporated by reference to the substantially identical form of SERP Agreement (except for retirement pay set at 40% of base salary) with Tom Anderson filed as Exhibit 10.5 to Form 10-K filed March 14, 2008)

10.12.2 ##	First Amendment to Supplemental Executive Retirement Plan Agreement with Jim Earley (incorporated by reference to the substantially identical form of Amendment with Tom Anderson filed as Exhibit 10.12.2 hereto)

10.13.1* ##	2002 Executive Survivor Income Agreement with John Anhorn

10.13.2*	Amendment to Executive Survivor Income Agreement with John Anhorn (incorporated by reference to Exhibit 10.4 to Form 10-Q filed November 5, 2004)

10.14.1* ##	2002 Executive Survivor Income Agreement with Rich Hieb

10.14.2*	Amendment to Executive Survivor Income Agreement with Rich Hieb (incorporated by reference to a substantially identical (other than a pre-retirement death benefit of $150,000) amendment with John Anhorn filed as Exhibit 10.4 to Form 10-Q filed November 5, 2004)

10.15.1* ##	Executive Survivor Income Agreement with Tom Anderson

10.15.2*	Amendment to Executive Survivor Income with Tom Anderson (incorporated by reference to Exhibit 10.8 to Form 10-Q filed November 5, 2004)

10.16*	Executive Deferred Compensation Agreement with John Anhorn (incorporated by reference to the substantially identical form attached as Exhibit 10.8 to Form 10-K filed March 14, 2008)

10.17*	Executive Deferred Compensation Agreement with Rich Hieb (incorporated by reference to the substantially identical form attached as Exhibit 10.8 to Form 10-K filed March 14, 2008)

10.18*	Executive Deferred Compensation Agreement with Tom Anderson (incorporated by reference to Exhibit 10.8 to Form 10-K filed March 14, 2008)

10.19*	Executive Deferred Compensation Agreement with Jim Earley (incorporated by reference to a substantially identical form attached as Exhibit 10.8 to Form 10-K filed March 14, 2008)

10.20* ##	Executive Deferred Compensation Agreement with Joe Danelson

10.21*	2002 PremierWest Bancorp Stock Option Plan (incorporated by reference to the proxy statement (DEF 14A) filed April 13, 2005)

10.22*	1992 Combined Incentive and Non-Qualified Stock Option Plan of Bank of Southern Oregon

10.23*	United Bancorp Stock Option Plan, as amended Incorporated by reference to the registration statement on Form S-8 (File No. 333-40886)

10.24*	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.12.2 to the Form 10-K filed March 15, 2006)

10.25*	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.12.1 to the Form 10-K filed March 15, 2006)

10.26*	Director Deferred Compensation Agreement (with individual directors John B. Dickerson, John A. Duke, Dennis N. Hoffbuhr, Patrick G. Huycke, Brian Pargeter, James L. Patterson, Tom Becker and Rickar D. Watkins ) (incorporated by reference to Exhibit 10.10 to Form 10-K filed March 14, 2008)

10.27*	Continuing Benefits Agreement (with individual directors John B. Dickerson, John A. Duke, Dennis N. Hoffbuhr, Patrick G. Huycke, Brian Pargeter, James L. Patterson, Tom Becker and Rickar D. Watkins ) (incorporated by reference to Exhibit 10.9 to Form 10-K filed March 14, 2008)

21.1 ##	Subsidiaries

23.1 #	Consent of Moss Adams LLP

31.1 #	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

31.2 #	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

32.1 #	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(a) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U. S. C. Section 1350

32.2 #	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(a) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U. S. C. Section 1350

#	filed herewith
##	filed with the Company’s Form 10-K which is amended by this Form 10-K/A (Amendment No. 1)
*	compensatory plan or arrangement

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

PREMIERWEST BANCORP

(Registrant)

By:	/s/ James M. Ford	Date: May 4, 2009
James M. Ford, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ James M. Ford	Date: May 4, 2009
James M. Ford, President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ John Duke	Date: May 4, 2009
John Duke, Director

By:	/s/ Dennis Hoffbuhr	Date: May 4, 2009
Dennis Hoffbuhr, Director

By:	/s/ Rickar Watkins	Date: May 4, 2009
Rickar Watkins, Director

By:	/s/ James Patterson	Date: May 4, 2009
James Patterson, Director

By:	/s/ John L. Anhorn	Date: May 4, 2009
John L. Anhorn, Director and
Chairman, PremierWest Bank

By:	/s/ Richard R. Hieb	Date: May 4, 2009
Richard R. Hieb, Director and Chief Operating Officer

By:	/s/ Michael D. Fowler	Date: May 4, 2009
Michael D. Fowler, Chief Financial Officer (Principal
Financial Officer and Principal Accounting Officer)

Signatures - (continued)

By:	/s/ Tom Becker	Date: May 4, 2009
Tom Becker, Director

By:	/s/ Brian Pargeter	Date: May 4, 2009
Brian Pargeter, Director

By:	/s/ Patrick Huycke	Date: May 4, 2009
Patrick Huycke, Director

By:	/s/ John Dickerson	Date: May 4, 2009
John Dickerson, Director

By:	/s/ Gary Wright	Date: May 4, 2009
Gary Wright, Director

PREMIERWEST BANCORP AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

AND

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008, 2007 AND 2006

Note:	These consolidated financial statements have not been reviewed, or confirmed for accuracy or relevance by the Federal Deposit Insurance Corporation.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

PremierWest Bancorp and Subsidiary

We have audited the accompanying consolidated balance sheets of PremierWest Bancorp and Subsidiary (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2008. We also have audited the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

A Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Report of Independent Registered Public Accounting Firm – (Continued)

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our report dated March 16, 2009, we expressed an unqualified opinion on the effectiveness of internal control over financial reporting as of December 31, 2008. As described in the following paragraph, the Company subsequently identified material misstatements in its financial statements, which caused such annual financial statements to be restated. Accordingly, our opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, expressed herein is different from that expressed in our previous report.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PremierWest Bancorp and Subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, PremierWest Bancorp and Subsidiary did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness related to the identification and valuation of impaired loans existed as of that date.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described further in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2008 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

We do not express an opinion or any other form of assurance on management’s statements referring to corrective or remedial actions taken after December 31, 2008, relative to the aforementioned material weakness in internal control over financial reporting.

As discussed in Note 25 to the financial statements, the 2008 financial statements have been restated to correct the misstatements related to the material weakness noted above.

Portland, Oregon

March 16, 2009, except as it relates to the material weakness described above and the restatement described in Note 25, as to which the date is May 4, 2009

PREMIERWEST BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in 000’s)

ASSETS

	December 31,
	2008 (Restated)	2007
Cash and cash equivalents:
Cash and due from banks	$38,421	$38,281
Federal funds sold	165	10,350
Interest-bearing deposits with Federal Home Loan Bank	166	41

Total cash and cash equivalents	38,752	48,672

Interest-bearing CD’s (greater than 90 days)	198	—

Investments:
Investment securities available-for-sale, at fair market value	188	222
Investment securities held-to-maturity, at amortized cost (fair value of $32,686 in 2008 and $6,072 in 2007)	32,216	6,098
Investment securities CRA	4,000	—
Restricted equity securities	3,643	1,865

Total investments	40,047	8,185

Mortgage loans held-for-sale	308	569
Loans, net of deferred loan fees	1,246,573	1,023,719
Allowance for loan losses	(17,157)	(11,450)

Total loans	1,229,724	1,012,838
Premises and equipment, net of accumulated depreciation and amortization	48,146	38,795
Core deposit intangibles, net of amortization	2,453	1,516
Goodwill	70,400	20,942
Other real estate owned	4,423	—
Accrued interest and other assets	41,811	27,013

TOTAL ASSETS	$1,475,954	$1,157,961

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Deposits:
Demand	$228,788	$199,941
Interest-bearing demand and savings	416,636	375,001
Time	565,845	360,373

Total deposits	1,211,269	935,315
Federal funds purchased	25,003	54,019
Federal Home Loan Bank borrowings	20,042	14,008
Junior subordinated debentures	30,928	15,464
Accrued interest and other liabilities	11,728	11,480

Total liabilities	1,298,970	1,030,286

COMMITMENTS AND CONTINGENCIES (Note 21)

SHAREHOLDERS’ EQUITY
Preferred Stock, no par value, 1,000,000 shares authorized; 11,000 Series A shares issued and outstanding	—	9,590
Common stock, no par value, 50,000,000 shares authorized; 23,574,351 shares issued and outstanding (16,987,496 in 2007)	168,032	97,266
Retained earnings	8,913	20,759
Accumulated other comprehensive income	39	60

Total shareholders’ equity	176,984	127,675

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,475,954	$1,157,961

See accompanying notes

PREMIERWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in 000’s, Except for Earnings Per Share)

	Years Ended December 31,
	2008 (Restated)	2007	2006
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$87,631	$82,064	$72,695
Interest on investments:
Taxable	996	42	88
Nontaxable	150	230	323
Interest on federal funds sold	69	93	136
Other interest and dividends	134	26	10

Total interest and dividend income	88,980	82,455	73,252

INTEREST EXPENSE
Deposits:
Interest-bearing demand and savings	6,912	9,691	5,896
Time	19,432	15,454	10,035
Federal Funds Purchased	424	715	887
Federal Home Loan Bank advances	80	482	1,412
Junior subordinated debentures	1,725	874	874

Total interest expense	28,573	27,216	19,104

NET INTEREST INCOME	60,407	55,239	54,148
LOAN LOSS PROVISION	36,500	686	800

Net interest income after loan loss provision	23,907	54,553	53,348

NON-INTEREST INCOME
Service charges on deposit accounts	5,129	4,019	3,316
Mortgage banking fees	462	671	1,036
Investment brokerage and annuity fees	1,454	1,668	1,162
Other commissions and fees	2,269	1,794	1,572
Other non-interest income	678	658	613
Net gains on sales of securities	—	—	2

Total non-interest income	9,992	8,810	7,701

NON-INTEREST EXPENSE
Salaries and employee benefits	26,782	23,712	23,038
Net occupancy and equipment	7,607	6,065	6,138
Communications	2,078	1,722	1,678
Professional fees	1,288	856	979
Advertising	906	696	1,029
Other	8,270	5,907	4,553

Total non-interest expense	46,931	38,958	37,415

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(13,032)	24,405	23,634
PROVISION FOR INCOME TAXES	(5,493)	9,303	8,986

NET INCOME (LOSS)	$(7,539)	$15,102	$14,648

EARNINGS (LOSS) PER COMMON SHARE:
BASIC	$(0.35)	$0.87	$0.85

DILUTED	$(0.35)	$0.82	$0.79

See accompanying notes.

PREMIERWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(Dollars in 000’s, Except Share Amounts)

	Preferred Stock		Common Stock		Retained	Accumulated Other Comprehensive	Total Shareholders’	Comprehensive
	Shares	Amount	Shares	Amount	Earnings	Income	Equity	Income (Loss)
BALANCE, December 31, 2005	11,000	$9,590	15,373,431	$73,234	$19,836	$124	$102,784

Comprehensive income:
Net income	—	—	—	—	14,648	—	14,648	$14,648
Other comprehensive income –
Amortization of unrealized gains for investment securities transferred to held-to-maturity	—	—	—	—	—	(79)	(79)	(79)
Unrealized gain on investment securities available-for-sale	—	—	—	—	—	55	55	55

Comprehensive income								$14,624

Preferred stock dividend declared	—	—	—	—	(275)	—	(275)
Common stock cash dividend declared	—	—	—	—	(1,621)	—	(1,621)
Stock-based compensation expense	—	—	—	226	—	—	226
5% stock dividend	—	—	769,145	11,914	(11,914)	—	—
Cash paid for fractional shares	—	—	—	—	(11)	—	(11)
Stock options exercised	—	—	73,905	363	—	—	363
Income tax benefit of stock options exercised	—	—	—	169	—	—	169

BALANCE, December 31, 2006	11,000	$9,590	16,216,481	$85,906	$20,663	$100	$116,259
Comprehensive income:
Net income	—	—	—	—	15,102	—	15,102	$15,102
Other comprehensive income –
Amortization of unrealized gains for investment securities transferred to held-to-maturity	—	—	—	—	—	(41)	(41)	(41)
Unrealized gain on investment securities available-for-sale	—	—	—	—	—	1	1	1

Comprehensive income								$15,062

Adjustment for change in accounting principle related to EITF 06-04	—	—	—	—	(127)	—	(127)
Preferred stock dividend declared	—	—	—	—	(275)	—	(275)
Common stock cash dividend declared	—	—	—	—	(2,891)	—	(2,891)
Stock-based compensation expense	—	—	—	306	—	—	306
Repurchase of common stock	—	—	(84,800)	(1,060)	—	—	(1,060)
5% stock dividend	—	—	810,457	11,703	(11,703)	—	—
Cash paid for fractional shares	—	—	—	—	(10)	—	(10)
Stock options exercised	—	—	45,358	254	—	—	254
Income tax benefit of stock options exercised	—	—	—	157	—	—	157

BALANCE, December 31, 2007	11,000	$9,590	16,987,496	$97,266	$20,759	$60	$127,675
Comprehensive loss:
Net loss	—	—	—	—	(7,539)	—	(7,539)	$(7,539)
Other comprehensive loss –
Amortization of unrealized gains for investment securities transferred to held-to-maturity	—	—	—	—	—	(20)	(20)	(20)
Unrealized losses on investment securities available-for-sale	—	—	—	—	—	(1)	(1)	(1)

Comprehensive loss								$(7,560)

Preferred stock dividend declared	—	—	—	—	(275)	—	(275)
Common stock cash dividend declared	—	—	—	—	(4,032)	—	(4,032)
Stock-based compensation expense	—	—	—	433	—	—	433
Repurchase of common stock	—	—	(40,800)	(435)	—	—	(435)
Stockmans Bank acquisition	—	—	5,357,404	60,967	—	—	60,967
Stock options exercised	—	—	12,970	66	—	—	66
Stock options exercised (Note 20)	—	—	189,958	1,115	—	—	1,115
Shares exchanged in payment of option exercise consideration (Note 20)	—	—	(102,599)	(1,108)	—	—	(1,108)
Income tax benefit of stock options exercised	—	—	—	138	—	—	138
Preferred stock converted to common	(11,000)	(9,590)	1,169,922	9,590	—	—	—

BALANCE, December 31, 2008 (Restated)	—	$—	23,574,351	$168,032	$8,913	$39	$176,984

See accompanying notes.

PREMIERWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in 000’s)

	Years Ended December 31,
	2008 (Restated)	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(7,539)	$15,102	$14,648
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	3,894	3,069	3,188
Loan loss provision	36,500	686	800
Deferred income taxes	(5,591)	(1,098)	(1,772)
Net gains on sales of investment securities	—	—	(2)
Amortization of premiums and accretion of discounts on investment securities, net	104	(13)	48
Funding of loans held-for-sale	(24,536)	(28,042)	(18,788)
Sale of loans held-for-sale	25,251	28,770	18,728
Gain on sale of loans held-for-sale	(454)	(304)	(166)
Gain on sale of other real estate	—	(5)	(145)
Change in BOLI value (net of benefit obligations)	730	779	(407)
Stock-based compensation expense	433	306	226
Excess tax benefit from stock options exercised	(76)	(69)	(146)
Gain on sales of premises and equipment	(30)	(88)	(18)
Write down of low income housing tax credit investment	197	269	26
Changes in accrued interest receivable/payable and other assets/liabilities	(16,651)	(3,186)	402

Net cash provided by operating activities	12,232	16,176	16,622

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and calls of investment securities available-for-sale	34	42	5,062
Purchase of investment securities held-to-maturity	(29,632)	(2,456)	—
Proceeds from maturities and calls of investment securities held-to-maturity	33,316	3,385	2,447
Proceeds from redemption of Federal Home Loan Bank stock	304	—	—
Purchase of Community Reinvestment Act investments	(4,000)	—	—
Loan originations, net	(45,402)	(93,686)	(114,222)
Purchase of premises and equipment, net	(2,950)	(7,172)	(6,189)
Proceeds from sale of other real estate	—	101	145
Purchase of low income housing tax credit investment	(1,008)	(392)	(223)
Purchase of consumer loan finance business	—	(11,141)	—
Cash received, net of cash paid for acquisition of Stockmans Financial Group	95,438	—	—

Net cash provided by (used in) investing activities	46,100	(111,319)	(112,980)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	(21,040)	55,965	110,931
Net increase (decrease) in Federal Home Loan Bank borrowings	(12,584)	7,867	4,361
Net increase (decrease) in Federal Funds purchased	(29,016)	47,184	(9,595)
Repurchase of common stock	(435)	(1,060)	—
Dividends paid on common stock	(5,051)	(2,683)	(1,579)
Dividends paid on preferred stock	(275)	(275)	(275)
Stock options exercised	73	254	363
Excess tax benefit from stock options exercised	76	69	146
Cash paid for fractional shares relating to stock dividend	—	(10)	(11)

Net cash provided by (used in) financing activities	(68,252)	107,311	104,341

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,920)	12,168	7,983

CASH AND CASH EQUIVALENTS, Beginning of year	48,672	36,504	28,521

CASH AND CASH EQUIVALENTS, End of year	$38,752	$48,672	$36,504

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$28,428	$26,603	$18,693

Cash paid for taxes	$4,885	$10,677	$10,517

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfers of loans to other real estate owned	$4,423	$101	$—

Income tax benefit of stock options exercised	$138	$157	$169

Preferred stock dividend declared	$275	$275	$275

Cash dividend declared but not yet paid	$—	$1,019	$811

Increase in goodwill resulting from acquisition of Stockmans Financial Group	$49,458	$—	$—

Stock issued for acquisition of Stockmans Financial Group	$60,967	$—	$—

See accompanying notes.

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	–	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

In December 2004, the Company established PremierWest Statutory Trust I and II (the Trusts), as wholly-owned Delaware statutory business trusts, for the purpose of issuing guaranteed individual beneficial interests in junior subordinated debentures (Trust Preferred Securities). The Trusts issued $15.5 million in Trust Preferred Securities for the purpose of providing additional funding for operations and enhancing the Company’s consolidated regulatory capital. A third trust, the Stockmans Financial Trust I in the amount of $15.5 million, was added in 2008 pursuant to the acquisition of Stockmans Financial Group. In accordance with the Financial Accounting Standards Board’s (“FASB”) Interpretation No. 46(R), “Consolidation of Variable Interest Entities,” the Company has not included the Trusts in its consolidated financial statements but has recognized, as junior subordinated debt, the outstanding balance of the Trust Preferred Securities as of December 31, 2008 and 2007.

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

F – 8

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

F – 9

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

F – 10

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

F – 11

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

Other real estate – Other real estate, acquired through foreclosure or deeds in lieu of foreclosure, is carried at the lower of cost, less estimated costs of disposal, or estimated net realizable value. When property is acquired, any excess of the loan balance over the estimated net realizable value is charged to the allowance for loan losses. Holding costs, subsequent write-downs to net realizable value, if any, or any disposition gains or losses are included in non-interest income and expense. The Bank had $4.4 million in other real estate at December 31, 2008 including six relationships or nine properties acquired through foreclosure or deeds in lieu of foreclosure during 2008. The Bank held no other real estate at December 31, 2007 and 2006. In 2007, the Bank disposed of one other real estate property acquired during the year at a gain of approximately $5,000. In 2006, the Bank received proceeds totaling $145,000 relating to other real estate that had been written down to zero book value in previous years.

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 clarifies the accounting for income taxes by prescribing a minimum threshold a tax position is required to meet before being recognized in the financial statements. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 was effective as of the beginning of our 2007 fiscal year. The cumulative effect, if any, of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. Adoption of this standard on January 1, 2007 did not have a material impact on the consolidated financial statements. The Company had no unrecognized tax benefits at January 1, 2007, or at December 31, 2008 or 2007. During the years ended December 31, 2008 and 2007, the Company recognized no interest and penalties. The Company files income tax returns in the U.S. Federal

F – 12

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

jurisdiction, California, and Oregon. The Company is no longer subject to U.S. or Oregon state examinations by tax authorities for years before 2004 and California state examinations for years before 2003.

Earnings (loss) per common share – Basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders (net income (loss) less dividends declared on preferred stock) by the weighted average number of common shares outstanding during the period, after giving retroactive effect to stock dividends and splits. Diluted earnings (loss) per common share is computed similar to basic earnings (loss) per common share except that the numerator is equal to net income (loss) and the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. Included in the denominator is the dilutive effect of stock options computed under the treasury stock method and the dilutive effect of preferred stock as if converted to common stock.

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

F – 13

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

Comprehensive income (loss) – Comprehensive income (loss) for the Company includes net income (loss) reported on the consolidated statements of operations, the amortization of unrealized gains for available-for-sale securities transferred to held-to-maturity, and changes in the fair value of available-for-sale investments which are reported as a component of shareholders’ equity.

Off-balance sheet financial instruments – In the ordinary course of business, the Bank enters into off-balance sheet financial instruments consisting of commitments to extend credit, commercial letters of credit, and standby letters of credit. These financial instruments are recorded in the consolidated financial statements when they are funded or related fees are incurred or received.

Fair value of financial instruments – On January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, (“SFAS 157”), “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants

F – 14

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

would use when pricing the asset or liability. In support of this principle, SFAS 157 established a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy is as follows:

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

The following methods and assumptions were used by the Bank in estimating fair values of assets and liabilities, in accordance with the provisions of Financial Accounting Standards Board Statement No. 107, “Disclosures about Fair Value on Financial Instruments”, (“FAS 107”).

Cash and cash equivalents – The carrying amounts of cash and short-term instruments approximate their fair value.

Interest-bearing deposits with FHLB and restricted equity securities – The carrying amount approximates the estimated fair value and expected redemption values.

F – 15

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

F – 16

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

Recently issued accounting standards – In April 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments”. The disclosures require publically traded companies to disclose the fair value of financial instruments in interim periods previously required in annual financial statements. These standards are effective for interim and annual periods ending after June 15, 2009. The Company is currently evaluating the effect that these statements will have on its consolidated financial statements.

In April 2009, the FASB issued Statement of Financial Accounting Standards No. 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. These statements amend the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. These statements are effective for interim and annual periods ending after June 15, 2009. The Company is currently evaluating the effect that these statements will have on its consolidated financial statements.

In April 2009, the FASB issued Statement of Financial Accounting Standards No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“SFAS 157-4”). SFAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157, when the volume and level of activity for the asset or liability have significantly decreased. SFAS 157-4 also includes guidance on identifying circumstances that indicate a transaction in not orderly. It is effective for interim and annual periods ending after June 15, 2009. The Company is currently evaluating the effect that these statements will have on its consolidated financial statements.

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

F – 17

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

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”) which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The guidance for determining the useful life of a recognized intangible asset in FSP 142-3 is to be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements in FSP 142-3 are to be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The Company does not expect the adoption of FSP 142-3 to have a material impact on the consolidated financial statements.

F – 18

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

F – 19

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

(Dollars in 000’s)

January 26, 2008
Fair value of assets acquired:
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

F – 20

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

(Dollars in 000’s, except per share data)

	Twelve Months Ended December 31,
	2008 (Restated)	2007
Net interest income	$60,917	$67,115
Provision for loan losses	(36,500)	(986)
Non-interest income	10,206	9,418
Non-interest expense	(47,437)	(44,849)

Income (loss) before income taxes	(12,814)	30,698

Provision for income taxes	5,419	(11,710)

Net income (loss)	$(7,395)	$18,988

Earnings (loss) per share
Basic	$(0.33)	$0.85
Diluted	$(0.33)	$0.80

Weighted average shares outstanding
Basic	22,495,520	22,379,760
Diluted	22,495,520	23,869,925

F – 21

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – FAIR VALUE MEASUREMENTS

The Company’s available-for-sale securities is the only balance sheet category the Company accounts for at fair value on a recurring basis, as defined in the fair value hierarchy of SFAS 157, “Fair Value Measurements.” The table below presents information about these securities and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

(Dollars in 000’s)

	Fair Value Measurements At 12/31/08 Using
Description	Fair Value 12/31/2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$188	—	$188	—

Total Assets Measured at Fair Value	$188	—	$188	—

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

Certain assets and liabilities are measured at fair value on a non-recurring basis after initial recognition such as loans measured for impairment. The following table presents the fair value measurement of assets on a non-recurring basis as of December 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

(Dollars in 000’s) (Restated)

	Fair Value Measurements At 12/31/08 Using
Description	Fair Value 12/31/2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Loans measured for impairment	$51,860	—	—	$51,860
Specific reserves	(6,270)	—	—	(6,270)

Total Impaired Loans Measured at Fair Value	$45,590	—	—	$45,590

F – 22

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

F – 23

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – FAIR VALUE MEASUREMENTS – (continued)

The estimated fair values of the Bank’s significant on-balance sheet financial instruments at December 31 were as follows (in thousands):

	2008 (Restated)		2007
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$38,752	$38,752	$48,672	$48,672
Investment securities available-for-sale	$188	$188	$222	$222
Investment securities held-to-maturity	$32,216	$32,686	$6,098	$6,072
Investment securities - CRA	$4,000	$4,000	—	—
Restricted equity investments	$3,643	$3,643	$1,865	$1,865
Loans held-for-sale	$308	$308	$569	$569
Loans, net*	$1,229,416	$1,137,572	$1,012,269	$1,014,597

Financial liabilities:
Deposits	$1,211,269	$1,217,591	$935,315	$936,723
Federal funds purchased	$25,003	$25,003	$54,019	$54,019
FHLB borrowings	$20,042	$20,048	$14,008	$13,966
Junior Subordinated Debentures	$30,928	$12,416	$15,464	$15,246

*	Net of loans held-for-sale, allowance for loan losses and deferred loan fees.

F – 24

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

NOTE 5 – INVESTMENT SECURITIES

Investment securities as of December 31 consisted of the following (in thousands):

2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Mortgage-backed securities and collateralized mortgage obligations	$188	$1	$(1)	$188

Held-to-maturity:
Mortgage-backed securities and collateralized mortgage obligations	$1,799	$52	$—	$1,851
U.S. Government and agency securities	27,496	419	—	27,915
Obligations of state and political subdivisions	2,921	22	(23)	2,920

	$32,216	$493	$(23)	$32,686

Investment securities - CRA	$4,000	$—	$—	$4,000

Restricted equity securities	$3,643	$—	$—	$3,643

2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale:
Mortgage-backed securities and collateralized mortgage obligations	$222	$2	$(2)	$222

Total	$222	$2	$(2)	$222

Held-to-maturity:
U.S. Government and agency securities	$1,484	$—	$—	$1,484
Obligations of state and political subdivisions	4,614	8	(34)	4,588

	$6,098	$8	$(34)	$6,072

Restricted equity securities	$1,865	$—	$—	$1,865

F – 25

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

The following table presents the gross unrealized losses and fair value (in thousands) of the Bank’s investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2008 and 2007:

At December 31, 2008	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
Mortgage-backed securities and collateralized mortgage obligations	$52	$(1)	$28	$—	$80	$(1)
Held-to-maturity
Obligations of state and political subdivisions	402	(6)	1,180	(17)	1,582	(23)

	$454	$(7)	$1,208	$(17)	$1,662	$(24)

At December 31, 2007	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
Mortgage-backed securities and collateralized mortgage obligations
Held-to-maturity	$—	$—	$91	$(2)	$91	$(2)
Obligations of state and political subdivisions	253	(2)	3,187	(32)	3,440	(34)

	$253	$(2)	$3,278	$(34)	$3,531	$(36)

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

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$—	$—	$12,776	$12,950
Due after one year through five years	188	188	16,269	16,510
Due after five years through ten years	—	—	1,372	1,375
Due after ten years	—	—	1,799	1,851

	$188	$188	$32,216	$32,686

Investment securities with a carrying amount of $32.9 million and $6.3 million at December 31, 2008 and 2007, respectively, were pledged to secure public deposits, FHLB borrowings and for other purposes as required or permitted by law.

Realized gains on sales of investment securities were $0, $0 and $2,000 in 2008, 2007 and 2006, respectively.

F – 27

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – LOANS

Loans, including loans held-for-sale, as of December 31 consisted of the following (in thousands):

	2008 (Restated)	2007
Real estate – commercial	$604,728	$446,724
Real estate – construction	280,219	268,254
Real estate – residential	22,895	17,128
Commercial	199,739	186,536
Agricultural	48,640	28,833
Consumer	82,253	73,743
Overdrafts	7,462	1,652
Other	2,360	3,028

Total loans	$1,248,296	$1,025,898

Less allowance for loan losses	(17,157)	(11,450)
Less deferred loan fees	(1,415)	(1,610)

Loans, net of allowance for loan losses and deferred loan fees	$1,229,724	$1,012,838

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

F – 28

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – ALLOWANCE FOR LOAN LOSSES

Transactions in the allowance for loan losses for the years ended December 31 were as follows (in thousands):

	2008 (Restated)	2007	2006
BALANCE, beginning of year	$11,450	$10,877	$10,341
Loan loss provision	36,500	686	800
Loans charged-off	(40,915)	(827)	(496)
Recoveries of loans previously charged-off	1,010	533	232
Acquired from Stockmans Bank merger	9,112	—	—
Balance sheet reclassification	—	(255)	—
Finance portfolio purchased	—	436	—

BALANCE, end of year	$17,157	$11,450	$10,877

Transactions for impaired loans for the years ended December 31 were as follows (in thousands):

	2008 (Restated)	2007	2006
Loans past due 90 days, still accruing	$1,437	$—	$—
Loans on nonaccrual status	$68,496	$8,221	$1,430
Recorded investment in impaired loans	$81,178	$8,473	$1,754
Impaired loans with a specific allowance	$19,012	$6,022	$732
Impaired loans without a specific allowance	$62,166	$2,451	$1,022
Total allowance for loan losses on impaired loans	$6,270	$383	$151
The average recorded investment in impaired loans	$42,981	$3,173	$1,534
Interest income recognized on impaired loans - accrual basis	$77	$—	$—
Interest income recognized on impaired loans - cash basis	$626	$429	$347
Interest income not recognized on impaired loans	$4,703	$243	$118

F – 29

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

F – 30

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

		$565,845

NOTE 11 – FEDERAL FUNDS PURCHASED

The Bank maintains Federal funds lines with correspondent banks as a backup source of liquidity. Federal funds purchased generally mature within one to four days from the transaction date. The balance outstanding as of December 31, 2008 was $25.0 million, on an unsecured basis, and are accruing interest at the weighted average rate of 1.10%. As of December 31, 2008, the Bank had approximately $54.3 million of Federal funds lines available to draw against on an unsecured basis. The balance outstanding as of December 31, 2007 was $54.0 million.

F – 31

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – FEDERAL HOME LOAN BANK BORROWINGS

The Bank had long-term borrowings outstanding with the Federal Home Loan Bank totaling $42,000 and $508,000 million as of December 31, 2008 and 2007, respectively. The Bank makes monthly principal and interest payments on the long-term borrowings which mature by 2014 and bear fixed interest at rates ranging from 6.52% to 7.52%. The Bank also participates in the Cash Management Advance (CMA) program with the FHLB. CMA borrowings are short-term borrowings that mature within one year and accrue interest at the variable Cash Management Advance rate as published by the FHLB. As of December 31, 2008, the Bank had $20.0 million in CMA borrowings outstanding at the variable interest rate of 0.76%. As of December 31, 2007 the Bank had $13.5 million in CMA borrowings outstanding at the variable interest rate of 4.35%. All outstanding borrowings with the FHLB are collateralized as provided for under the Advances, Security and Deposit Agreement between the Bank and the FHLB and include the Bank’s FHLB stock and any funds or investment securities held by the FHLB that are not otherwise pledged for the benefit of others. In addition, certain qualifying loans totaling approximately $54.3 million were pledged to support the Bank’s outstanding advances and provided for an additional available borrowing capacity of approximately $14.3 million as of December 31, 2008.

The scheduled repayment of FHLB borrowings is as follows (in thousands):

Years ending December 31,	2009	$20,013
	2010	7
	2011	7
	2012	7
	2013	7
	Thereafter	1

		$20,042

F – 32

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

Trust Name	Issue Date	Issued Amount	Rate		Maturity Date	Redemption Date
PremierWest Statutory Trust I	December 2004	$7,732,000	5.65	% (1)	December 2034	December 2009
PremierWest Statutory Trust II	December 2004	7,732,000	5.65	% (2)	March 2035	March 2010
Stockmans Financial Trust I	August 2005	15,464,000	5.93	% (3)	September 2035	September 2010

		$30,928,000

(1)	PremierWest Statutory Trust I bears interest at the fixed rate of 5.65% until December 2009 at which time it converts to the variable rate of LIBOR + 1.75%, adjusted quarterly, through the final maturity date in December 2034.
(2)	PremierWest Statutory Trust II bears interest at the fixed rate of 5.65% until March 2010 at which time it converts to the variable rate of LIBOR + 1.79%, adjusted quarterly, through the final maturity date in March 2035.
(3)	Stockmans Financial Trust I bears interest at the fixed rate of 5.93% until September 2010 at which time it converts to the variable rate of LIBOR + 1.42%, adjusted quarterly, through the final maturity date in September 2035.

F – 33

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

A summary of the Bank’s off-balance sheet financial instruments at December 31 is as follows (in thousands):

	2008	2007
Commitments to extend credit	$140,637	$164,032
Standby letters of credit	28,225	8,181

Total off-balance sheet financial instruments	$168,862	$172,213

F – 34

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

NOTE 16 – INCOME TAXES

The provision for income taxes for the years ended December 31 was as follows (in thousands):

	2008 (Restated)	2007	2006
Current expense:
Federal	$(6,264)	$8,506	$8,772
State	—	1,895	1,986

	(6,264)	10,401	10,758

Deferred expense (benefit):
Federal	1,427	(806)	(1,401)
State	(656)	(292)	(371)

	771	(1,098)	(1,772)

Provision for income taxes	$(5,493)	$9,303	$8,986

F – 35

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – INCOME TAXES – (continued)

The provision for income taxes results in effective tax rates which are different than the federal income tax statutory rate. Differences for the years ended December 31 are as follows (in thousands):

	2008 (Restated)		2007		2006
	Amount	Rate	Amount	Rate	Amount	Rate
Expected federal income tax provision at statutory rate	$(4,561)	35.00%	$8,542	35.00%	$8,272	35.00%
State income taxes, net of federal effect	(750)	5.76%	1,208	4.95%	1,200	5.08%
Effect of non-taxable interest income, net	(152)	1.17%	(199)	-0.82%	(174)	-0.74%
Effect of non-taxable increases in the cash surrender value of life insurance	(244)	1.87%	(188)	-0.77%	(150)	-0.63%
Stock compensation	184	-1.41%	212	0.87%	195	0.83%
Other, net	30	-0.24%	(272)	-1.11%	(357)	-1.51%

Provision for income taxes	$(5,493)	42.15%	$9,303	38.12%	$8,986	38.03%

The components of the net deferred tax assets as of December 31 were approximately as follows (in thousands):

	2008 (Restated)	2007
Assets:
Allowance for loan losses	$6,892	$4,701
Benefit plans	3,414	2,399
State tax credits	398	301
Other	1,278	448

Total deferred tax assets	11,982	7,849

Liabilities:
Net unrealized gains on investment securities available-for-sale	20	—
FHLB stock dividends	353	353
Premises and equipment	3,293	1,407
Intangibles	1,184	648
Loan origination costs	1,166	949
Prepaids	286	230
Deferred revenue	99	174
Other	21	314

Total deferred tax liabilities	6,422	4,075

Net deferred tax asset	$5,560	$3,774

F – 36

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

F – 37

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 – BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE

The following summarizes the calculations for basic and diluted earnings (loss) per common share, after giving retroactive effect for stock dividends, for the years ended December 31, (in thousands, except per share amounts):

	Net Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
2008 (Restated)
Basic loss per common share – loss available to common shareholders (net of $275,000 declared dividends to preferred shareholders)	$(7,814)	22,129,577	$(0.35)

Effect of assumed conversion of stock options	—	—

Diluted loss per common share	$(7,814)	22,129,577	$(0.35)

2007
Basic earnings per common share – income available to common shareholders (net of $275,000 declared dividends to preferred shareholders)	$14,827	17,014,873	$0.87

Effect of assumed conversion of stock options	—	308,187
Effect of assumed conversion of Preferred Stock	—	1,169,925
Add back preferred stock dividend declared	275	—

Diluted earnings per common share	$15,102	18,492,985	$0.82

2006
Basic earnings per common share – income available to common shareholders (net of $275,000 declared dividends to preferred shareholders)	$14,373	16,991,451	$0.85

Effect of assumed conversion of stock options	—	411,410
Effect of assumed conversion of Preferred Stock	—	1,169,925
Add back preferred stock dividend declared	275	—

Diluted earnings per common share	$14,648	18,572,786	$0.79

F – 38

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 – BASIC AND DILUTED EARNINGS LOSS PER COMMON SHARE – (continued)

As of December 31, 2008 and 2007, stock options of approximately 999,000 and 219,000, respectively, were not included in the computation of diluted earnings per share as their inclusion would have been anti-dilutive.

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

F – 39

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

F – 40

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

Stock option activity during the year ended December 31, 2008 was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Stock options outstanding, 12/31/07	987,247	$8.68
Granted	282,575	9.63
Exercised	(202,928)	5.86
Forfeited	(66,470)	10.36
Expired	(996)	5.06

Stock options outstanding, 12/31/08	999,428	$9.41	6.59	$(2,718)

Stock options exercisable, 12/31/08	437,148	$7.89	4.67	$(525)

F – 41

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

F – 42

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 – STOCK OPTION PLAN – (continued)

Information regarding the number, weighted-average exercise price, and weighted-average remaining contractual life of options by range of exercise price at December 31, 2008, is as follows:

	Options Outstanding			Exercisable Options
Exercise Price Range	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)
$3.01 – $6.00	205,029	$5.18	3.05	198,176	$5.19	2.93
$6.01 – $9.00	109,212	8.41	5.81	78,396	8.49	5.27
$9.01 – $12.00	488,593	9.69	7.75	118,611	9.57	6.13
$12.01 – $15.00	141,469	12.51	8.07	19,915	12.62	7.99
$15.01 – $18.00	55,125	16.78	7.25	22,050	16.78	7.25

	999,428	$9.41	6.59	437,148	$7.89	4.67

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

F – 43

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

F – 44

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 – REGULATORY MATTERS – (continued)

PremierWest’s and the Bank’s actual and required capital amounts and ratios are presented in the following table (in thousands):

	Actual		Regulatory Minimum To Be Adequately Capitalized			Regulatory Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
December 31, 2008
(Restated)

Tier 1 capital (to average assets)
Company	$135,020	9.6%	$56,296	≥	4.0%	N/A		N/A
Bank	$133,200	9.5%	$56,220	≥	4.0%	$70,275	≥	5.0%
Tier 1 capital (to risk-weighted assets)
Company	$135,020	9.8%	$55,465	≥	4.0%	N/A		N/A
Bank	$133,200	9.7%	$55,372	≥	4.0%	$83,057	≥	6.0%
Total capital (to risk-weighted assets)
Company	$152,243	11.1%	$110,930	≥	8.0%	N/A		N/A
Bank	$150,412	10.9%	$110,743	≥	8.0%	$138,429	≥	10.0%

	Actual		Regulatory Minimum To Be Adequately Capitalized			Regulatory Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
December 31, 2007

Tier 1 capital (to average assets)
Company	$120,157	10.9%	$44,115	≥	4.0%	N/A		N/A
Bank	$120,251	10.9%	$44,067	≥	4.0%	$55,084	≥	5.0%
Tier 1 capital (to risk-weighted assets)
Company	$120,157	10.8%	$44,710	≥	4.0%	N/A		N/A
Bank	$120,251	10.8%	$44,676	≥	4.0%	$67,014	≥	6.0%
Total capital (to risk-weighted assets)
Company	$131,862	11.8%	$89,420	≥	8.0%	N/A		N/A
Bank	$131,956	11.8%	$89,353	≥	8.0%	$111,691	≥	10.0%

F – 45

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

F – 46

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23 – PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for PremierWest (parent company only) is presented as follows (in thousands):

CONDENSED BALANCE SHEETS

	December 31,
	2008 (Restated)	2007
ASSETS
Cash and cash equivalents	$361	$38
Investment in subsidiary	205,639	142,769
Advances made to subsidiary	238	62
Other assets	1,733	1,313

Total assets	$207,971	$144,182

LIABILITIES
Junior subordinated debentures	$30,928	$15,464
Other liabilities	59	1,043

Total liabilities	30,987	16,507

SHAREHOLDERS’ EQUITY	176,984	127,675

Total liabilities and shareholders’ equity	$207,971	$144,182

CONDENSED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2008 (Restated)	2007	2006
Operating income	$—	$103	$211
Cash dividends from bank subsidiary	7,230	2,525	—
Interest expense	(1,725)	(874)	(874)
Other operating expense	(3,952)	(546)	(436)
Provision for income taxes	838	—	—

Income (loss) before equity in undistributed net earnings of subsidiary	2,391	1,208	(1,099)

Equity (deficit) in undistributed net earnings of subsidiary	(9,930)	13,894	15,747

NET INCOME (LOSS)	$(7,539)	$15,102	$14,648

F – 47

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23 – PARENT COMPANY FINANCIAL INFORMATION – (continued)

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008 (Restated)	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(7,539)	$15,102	$14,648
Adjustments to reconcile net income to net cash from operating activities:
Deficit (equity) in undistributed net earnings of subsidiary	9,930	(13,894)	(15,747)
Excess tax benefit from stock options excercised	(76)	(69)	(146)
Other, net	308	502	406

Net cash from operating activities	2,623	1,641	(839)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of certificate of deposit on Bank subsidiary	(50)	—	—
Repayment of advances made to Bank subsidiary	1,768	2,078	2,186

Net cash from investing activities	1,718	2,078	2,186

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock options exercised	73	254	363
Dividends paid on common stock	(5,051)	(2,683)	(1,579)
Dividends paid on preferred stock	(275)	(275)	(275)
Excess tax benefit from stock options excercised	76	69	146
Stock repurchased	(435)	(1,060)	—
Other, net	1,594	(10)	(11)

Net cash used in financing activities	(4,018)	(3,705)	(1,356)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	323	14	(9)

CASH AND CASH EQUIVALENTS, Beginning of year	38	24	33

CASH AND CASH EQUIVALENTS, End of year	$361	$38	$24

F – 48

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

The Company obtained $25.0 million for a 28-day period, at a rate of 0.25%. The funds were repaid on March 12, 2009.

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

The additional capital will be deployed in supporting growth and expansion throughout the regions of Oregon and California in which we serve our customers. The Capital Purchase Program is intended to promote and support confidence in the nation’s banking system and to promote a general resumption of lending. The Company’s goal is to follow the intent of the Program through product innovation, lending to qualified borrowers and by continuing to provide quality service to all customers.

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

NOTE 25 – RESTATEMENT

Subsequent to the Company’s submission of its Annual Report on Form 10-K for the year ended December 31, 2008, Management completed a re-examination of its impaired loan portfolio in response to an interim examination by banking regulators. During the re-examination process, Management determined and recommended to the Board of Directors that the methodology for establishing fair market value and related impairment on collateral dependent loans, the processes for identifying impaired loans, the criteria for establishing the timing of related charge-offs, and the internal control processes surrounding these areas contained errors and required modification. These changes are required in light of the current prolonged downturn in the real estate market, the state of the general economy, and current regulatory guidance with respect to substantiating values of real estate collateral in distressed markets.

F – 50

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 25 – RESTATEMENT – (continued)

The impact of this restatement is summarized as follows:

Effect of Restatement

Year ended December 31, 2008

($ in 000’s)

	As Previously Reported	Change	As Restated
Income Statement
Interest and fees on loans	$87,913	$(282)	$87,631
Total interest and dividend income	$89,262	$(282)	$88,980
Net interest income	$60,689	$(282)	$60,407
Loan loss provision	$23,150	$13,350	$36,500
Provision for income taxes	$(48)	$(5,445)	$(5,493)
Net income (loss)	$648	$(8,187)	$(7,539)
Earnings (loss) per share:
Basic	$0.02	$(0.37)	$(0.35)
Diluted	$0.02	$(0.37)	$(0.35)

Balance Sheet
Allowance for loan losses	$22,858	$(5,701)	$17,157
Gross loans	$1,267,347	$(19,051)	$1,248,296
Accured interest receivable	$6,104	$(282)	$5,822
Other assets (taxes receivable)	$30,545	$5,445	$35,990
Total assets	$1,484,141	$(8,187)	$1,475,954
Retained earnings	$17,100	$(8,187)	$8,913
Total shareholders’ equity	$1,484,141	$(8,187)	$1,475,954

F – 51