Form 10-Q
period 2009-03-31
PREMIERWEST BANCORP
filed 2009-05-11
CIK 1102287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☐ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐   Accelerated filer ☒  Non-accelerated filer ☐   Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐No☒

The number of shares outstanding of Registrant's common stock as of May 1, 2009 was 24,766,928.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PREMIERWEST BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in 000’s)
(UNAUDITED)

ASSETS
	March 31,	December 31,	March 31,
	2009	2008	2008
Cash and cash equivalents:
Cash and due from banks	$28,602	$38,421	$35,231
Federal funds sold	36,045	165	2,810
Interest-bearing deposits with Federal Home Loan Bank	161	166	57
Interest-bearing CD's (less than 90 days)	-	-	496
Total cash and cash equivalents	64,808	38,752	38,594

Interest-bearing CD's (greater than 90 days)	198	198	398
	198	198	398
Investments:
Investment securities available-for-sale, at fair market value	182	188	236
Investment securities held-to-maturity, at amortized cost
(fair value of $35,154 at 3/31/09, $32,686 at 12/31/08,
and $30,451 at 3/31/08)	34,808	32,216	30,729
Investment securities - CRA	4,000	4,000	-
Restricted equity securities	3,643	3,643	3,946
Total investments	42,633	40,047	34,911

Mortgage loans held-for-sale	1,769	308	940
Loans, net of deferred loan fees	1,237,518	1,246,573	1,260,674
Allowance for loan losses	(25,659)	(17,157)	(20,264)
Total loans	1,213,628	1,229,724	1,241,350

Premises and equipment, net of accumulated
depreciation and amortization	47,446	48,146	48,500
Core deposit intangibles, net of amortization	2,274	2,453	2,991
Goodwill	70,437	70,400	71,835
Other real estate owned	9,362	4,423	-
Accrued interest and other assets	45,985	41,811	30,453
TOTAL ASSETS	$1,496,771	$1,475,954	$1,469,032

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits:
Demand	$233,447	$228,788	$235,293
Interest-bearing demand and savings	432,269	416,636	456,015
Time	573,596	565,845	538,836
Total deposits	1,239,312	1,211,269	1,230,144

Federal funds purchased	-	25,003	-
Federal Home Loan Bank borrowings	37	20,042	353
Junior subordinated debentures	30,928	30,928	30,928
Accrued interest and other liabilities	12,079	11,728	18,631
Total liabilities	1,282,356	1,298,970	1,280,056
COMMITMENTS AND CONTINGENCIES (Note 10)
SHAREHOLDERS' EQUITY

Series A Preferred Stock, no par value, 1,000,000 shares
authorized, no shares issued and outstanding	-	-	9,590
(no shares in 12/31/08, 11,000 shares in 3/31/08)
Series B Preferred Stock, no par value, 41,400 shares
authorized and outstanding	39,317	-	-
(no shares in 12/31/08 and 3/31/08)
Warrant to purchase common stock	2,179	-	-
Common stock - no par value; 50,000,000 shares authorized;
24,767,627 shares issued and outstanding
(23,574,351 in 12/31/08 and 22,392,476 in 3/31/08)	172,938	168,032	158,129
Retained earnings (deficit)	(47)	8,913	21,197
Accumulated other comprehensive income	28	39	60
Total shareholders' equity	214,415	176,984	188,976
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,496,771	$1,475,954	$1,469,032

See accompanying notes.

PREMIERWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in 000’s, Except for Earnings per Share Data)
(UNAUDITED)

	For the Three Months Ended
	March 31,	March 31,
	2009	2008
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$19,739	$22,620
Interest on investments:
Taxable	237	220
Nontaxable	66	47
Interest on federal funds sold	17	39
Other interest and dividends	-	29

Total interest and dividend income	20,059	22,955

INTEREST EXPENSE
Deposits:
Interest-bearing demand and savings	1,046	2,285
Time	4,139	5,062
Federal funds purchased	14	101
Federal Home Loan Bank advances	18	42
Junior subordinated debentures	449	381

Total interest expense	5,666	7,871
Net interest income	14,393	15,084

LOAN LOSS PROVISION	10,700	3,075

Net interest income after loan loss provision	3,693	12,009

NON-INTEREST INCOME
Service charges on deposits accounts	1,252	1,083
Mortgage banking fees	162	130
Investment brokerage and annuity fees	273	343
Other commissions and fees	586	543
Other non-interest income	193	184

Total non-interest income	2,466	2,283

NON-INTEREST EXPENSE
Salaries and employee benefits	7,046	6,592
Net occupancy and equipment	1,878	1,869
Communications	502	524
Professional fees	668	415
Advertising	194	220
Other	2,313	1,904
Total non-interest expense	12,601	11,524

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	(6,442)	2,768
PROVISION (BENEFIT) FOR INCOME TAXES	(2,835)	965
NET INCOME (LOSS)	$(3,607)	$1,803
PREFERRED STOCK DIVIDENDS AND DISCOUNT ACCRETION	$(372)	$(69)
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(3,979)	$1,734

EARNINGS (LOSS) PER COMMON SHARE:
BASIC	$(0.17)	$0.08
DILUTED	$(0.17)	$0.08

See accompanying notes.

PREMIERWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE LOSS
(Dollars in 000’s, Except Share Amounts)
(UNAUDITED)

						Accumulated
					Retained	Other	Total
	Preferred Stock		Common Stock		Earnings	Comprehensive	Shareholders'	Comprehensive
	Shares	Amount	Shares	Amount	(Deficit)	Income	Equity	Loss
BALANCE - DECEMBER 31, 2007	11,000	$9,590	16,987,496	$97,266	20,759	60	127,675
Comprehensive loss:
Net loss	-	-	-	-	(7,539)	-	(7,539)	(7,539)
Other comprehensive loss
Amortization of unrealized gains
for investment securities
transferred to held-to-maturity	-	-	-	-	-	(20)	(20)	(20)
Unrealized losses on investment
securities available-for-sale	-	-	-	-	-	(1)	(1)	(1)
Comprehensive loss								$(7,560)
Preferred stock dividend declared	-	-	-	-	(275)	-	(275)
Common stock cash dividend declared	-	-	-	-	(4,032)	-	(4,032)
Stock-based compensation expense	-	-	-	433	-	-	433
Repurchase of common stock	-	-	(40,800)	(435)	-	-	(435)
Stockmans Bank Acquisition	-	-	5,357,404	60,967	-	-	60,967
Stock options exercised	-	-	12,970	66	-	-	66
Stock options exercised (Note 4)	-	-	189,958	1,115	-	-	1,115
Shares exchanged in payment of
option exercise consideration (Note 4)	-	-	(102,599)	(1,108)	-	-	(1,108)
Income tax benefit of stock options
exercised	-	-	-	138	-	-	138
Preferred stock converted to common	(11,000)	(9,590)	1,169,922	9,590	-	-	-
BALANCE - DECEMBER 31, 2008	-	-	23,574,351	168,032	8,913	39	176,984
Comprehensive loss:
Net loss	-	-	-	-	(3,607)	-	(3,607)	$(3,607)
Other comprehensive loss
Amortization of unrealized gains
for investment securities
transferred to held-to-maturity	-	-	-	-	-	(11)	(11)	(11)
Comprehensive loss								$(3,618)
Preferred stock dividend declared	-	-	-	-	(276)	-	(276}
Common stock dividend declared	-	-	1,179,410	4,745	(4,745)	-	-
Common stock cash dividend	-	-	-	-	(236)	-	(236)
Stock-based compensation expense	-	-	-	112	-	-	112
Stock options exercised	-	-	13,866	48	-	-	48
Income tax benefit of stock options
exercised	-	-	-	1	-	-	1
Issuance of preferred stock to U.S. Treasury,
Series B and accretion of discount	41,400	39,317	-	-	(96)	-	39,221
Issuance of warrant to U.S. Treasury	-	2,179	-	-	-	-	2,179
BALANCE - MARCH 31, 2009	41,400	$41,496	24,767,627	$172,938	$(47)	$28	$214,415

See accompanying notes.

PREMIERWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in 000’s)
(UNAUDITED)
	For the Three Months Ended
	March 31,	March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(3,607)	$1,803
Adjustments to reconcile net income (loss) to net cash
from operating activities:
Depreciation and amortization	962	940
Loan loss provision	10,700	3,075
Deferred income taxes	(786)	(104)
Amortization of premiums and accretion of discounts
on investment securities, net	80	(16)
Funding of loans held-for-sale	(10,183)	(8,807)
Sale of loans held-for-sale	8,884	8,566
Gain on sale of loans held-for-sale	(162)	(130)
Change in BOLI value (net of benefit obligations)	89	-
Stock-based compensation expense	112	156
Excess tax benefit from stock options exercised	-	(108)
Gain on sales of premises and equipment	4	(23)
Write down of low income housing tax credit investment	23	-
Changes in accrued interest receivable/payable and other
assets/liabilities	(12,842)	3,521
Net cash provided by (used in) operating activities	(6,726)	8,873
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and calls of investment
securities available-for-sale	6	-
Purchase of investment securities held-to-maturity	(6,289)	-
Proceeds from maturities and calls of investment
securities held-to-maturity	3,606	5,298
Decrease in interest-bearing deposits with Federal Home Loan Bank	-	136
Loan originations, net	11,796	(24,206)
Purchase of premises and equipment, net	(87)	(895)
Purchase of low income housing tax credit investment	(497)	-
Cash and cash equivalents received, net of cash paid for acquisition of Stockmans
Financial Group	-	90,814
Net cash provided by investing activities	8,535	71,147
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	28,043	(2,215)
Net decrease in Federal Home Loan Bank borrowings	(20,005)	(32,273)
Net decrease in Federal Funds purchased	(25,003)	(54,019)
Repurchase of common stock	-	(435)
Dividends paid on common stock	(236)	(1,296)
Stock options exercised	48	16
Excess tax benefit from stock options exercised	-	108
Proceeds from issuance of preferred stock	41,400	-
Net cash provided by (used in) financing activities	24,247	(90,114)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	26,056	(10,094)
CASH AND CASH EQUIVALENTS - Beginning of the period	38,752	48,631
CASH AND CASH EQUIVALENTS - End of the period	$64,808	$38,537

SUPPLEMENTAL DISCOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$5,975	$6,325
Cash paid for taxes	$-	$2,930
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
Transfers of loans to other real estate owned	$4,939	$205
Income tax benefit of stock options exercised	$1	$159
Increase in goodwill resulting from acquisition of Stockmans Financial Group	$37	$50,893
Preferred cash dividend declared but not yet paid	$276	$69
Accretion of preferred stock discount	$96	$0
Common cash dividend declared but not yet paid	$-	$1,296
Stock issued for acquisition of Stockmans Financial Group	$-	$60,967

See accompanying notes.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – The accompanying consolidated financial statements include the accounts of PremierWest Bancorp (the Company or PremierWest) and its wholly-owned subsidiary, PremierWest Bank (the Bank).

The Bank offers a full range of financial products and services through a network of 46 full service branch offices, 41 of which are located along the Interstate 5 freeway corridor between Roseburg, Oregon, and Sacramento, California. Of the 46 full service branch offices, 24 are located in Oregon (Jackson, Josephine, Deschutes, Douglas, and Klamath Counties) and 22 are located in California (Siskiyou, Shasta, Butte, Tehama, Placer, Sacramento and Yolo Counties). The Bank’s activities include the usual lending and deposit functions of a community-oriented commercial bank: commercial, real estate, installment, and mortgage loans; checking, time deposit, and savings accounts; mortgage loan brokerage services; and automated teller machines (ATMs) and safe deposit facilities. The Bank has three subsidiaries: Premier Finance Company, PremierWest Investment Services, Inc., and Blue Star Properties, Inc. Premier Finance Company, has offices in Medford, Grants Pass, Roseburg, Klamath Falls, Coos Bay, Eugene and Portland, Oregon and Redding, California and is engaged in the business of consumer lending. PremierWest Investment Services, Inc. operates throughout the Bank’s market area providing brokerage services for investment products including stocks, bonds, mutual funds and annuities. Blue Star Properties, Inc. serves solely to hold real estate properties for the Company but is currently inactive.

In December 2004, the Company established PremierWest Statutory Trust I and II (the Trusts), as wholly-owned Delaware statutory business trusts, for the purpose of issuing guaranteed individual beneficial interests in junior subordinated debentures (Trust Preferred Securities). The Trusts issued $15.5 million in Trust Preferred Securities for the purpose of providing additional funding for operations and enhancing the Company’s consolidated regulatory capital. A third trust, the Stockmans Financial Trust I in the amount of $15.5 million, was added in 2008 pursuant to the acquisition of Stockmans Financial Group. In accordance with the Financial Accounting Standards Board’s (“FASB”) Interpretation No. 46(R), “Consolidation of Variable Interest Entities,” the Company has not included the Trusts in its consolidated financial statements but has recognized, as junior subordinated debt, the outstanding balance of the Trust Preferred Securities as of March 31, 2009 and 2008.

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

The balance sheet data as of December 31, 2008 was derived from audited financial statements and does not include all disclosures contained in the 2008 Annual Report to Shareholders. The interim consolidated financial statements should be read in conjunction with the Company's 2008 consolidated financial statements, including the notes thereto, included in the 2008 Annual Report to Shareholders as filed with the Securities and Exchange Commission under Form 10-K/A. The reader should keep in mind that the results of operations for the interim periods shown in the accompanying consolidated financial statements are not necessarily indicative of results for any future interim periods or the entire fiscal year.

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

Stock dividends – Share and per share data in the accompanying consolidated financial statements reflect all previously declared and paid stock dividends. A 5% stock dividend was declared in March 2009, June 2007, June 2006 and June 2005. The Company did not declare a stock dividend in 2008. The first quarter 2009 stock dividend was declared on January 8, 2009, for shareholders of record March 31, 2009, and was paid on April 15, 2009. The impact of this stock dividend has been reflected in the statement of operations, statement of shareholders’ equity and comprehensive loss, and all share and per share amounts as of March 31, 2009.

Cash dividends – On January 15, 2009, the Company declared a $0.01 per share quarterly cash dividend. The dividend was paid on February 17, 2009 to PremierWest Bancorp shareholders of record as of January 30, 2009.

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

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

(Dollars in 000's)

Fair value of assets acquired:	January 26, 2008
Cash and cash equivalents	$56,688
Investment securities	32,008
Fed funds sold	58,925
Loans, net	203,381
Premises and equipment, net	9,556
Core deposit intangibles	1,635
Other assets	8,918
Total fair value of assets acquired	$371,111

Fair value of liabilities assumed:
Deposits	$296,051
Borrowed funds	18,618
Junior subordinated debentures	15,464
Other liabilities	4,714
Total fair value of liabilities assumed	$334,847

Net assets acquired	$36,264

Shares of PremierWest common stock	$60,967
Cash paid to common shareholders of
Stockmans Bank	22,769
Transaction costs	2,023
Total consideration	85,759
Goodwill	$49,495

The core deposit intangible asset represents the value ascribed to the long-term deposit relationships acquired. This intangible asset is being amortized on a straight-line basis over a weighted average estimated useful life of 7 years. The core deposit intangible asset is not estimated to have a significant residual value. Goodwill represents the excess of the total purchase price paid for Stockmans Bank over the fair values of the assets acquired, net of the fair value of the liabilities assumed. Goodwill is not amortized, but is evaluated for possible impairment at least annually and more frequently if events and circumstances indicate that the asset might be impaired. No impairment losses were recognized in connection with core deposit intangibles or goodwill during the period from acquisition to March 31, 2009.

The following table represents unaudited pro forma results of operations for the twelve months ended December 31, 2008, as if the acquisition of Stockmans Bank had occurred at the beginning of 2008. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred at the beginning of 2008. Management of the Company anticipates cost savings and operational synergies will be realized after the operations of Stockmans Bank are fully integrated in 2009.

(Dollars in 000's, except per share data)

Twelve Months Ended December 31,
2008
Net interest income	$60,917
Provision for loan losses	(36,500)
Non-interest income	10,206
Non-interest expense	(47,437)
Loss before income taxes	(12,814)
Provision for income taxes	5,419
Net loss	$(7,395)

Loss per share
Basic	$(0.31)
Diluted	$(0.31)

Weighted average shares outstanding
Basic	23,620,296
Diluted	23,664,228

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

Available-for-sale securities is the only balance sheet category the Company accounts for at fair value on a recurring basis, as defined in the fair value hierarchy of SFAS 157, “Fair Value Measurements.” The following table presents information about these securities and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

(Dollars in 000's)		Fair Value Measurements
	At 3/31/09 Using

		Quoted Prices in
		Active Markets for		Significant
	Fair Value	Identical Assets	Other Observable Inputs	Unobservable Inputs
Description	3/31/2009	(Level 1)	(Level 2)	(Level 3)
Securities Available-for-sale	$182	-	$182	-
Total Assets Measured at Fair Value	$182	-	$182	-

Securities available-for-sale – Securities classified as available-for-sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.

Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition such as loans measured for impairment and other real estate owned. The following table presents the fair value measurement for nonrecurring assets as of March 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

(Dollars in 000's)		Fair Value Measurements
		At 3/31/09 Using
		Quoted Prices in
		Active Markets for		Significant
	Fair Value	Identical Assets	Other Observable Inputs	Unobservable Inputs
Description	3/31/2009	(Level 1)	(Level 2)	(Level 3)
Other real estate owned	$9,362	-	-	$9,362
Loans measured for impairment	49,258	-	-	46,258
Specific reserves on impaired loans	(6,468)	-	-	(6,468)
Total Assets Measured at Fair Value	$49,152	-	-	$49,152

Impaired loans – A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due (both interest and principal) according to the contractual terms of the loan agreement. Impaired loans are measured as a practical expedient, at the loan’s observable market price or the fair market value of the collateral if the loan is collateral dependent. In addition to the specific reserves of $6.5 million, the Bank also had $171,000 of charge-offs related to the $29.5 million of loans measured for impairment.

Other real estate owned – The other real estate owned amount above represents impaired real estate that has been adjusted to fair value. Other real estate owned represents real estate which the Bank has taken control of in partial or full satisfaction of loans. At the time of foreclosure, other real estate owned is recorded as the lower of the carrying amount of the loan or fair value less estimated costs to sell, which becomes the property’s new basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan and lease losses. After foreclosure, Management periodically performs valuations such that the real estate is carried at the lower of its new cost basis or fair value, net of estimated costs to sell. Fair value adjustments on other real estate owned are recognized within net loss on real estate owned. The loss represents impairments on other real estate owned for fair value adjustments based on the fair value of the real estate.

NOTE 4 – STOCK-BASED COMPENSATION

At March 31, 2009, PremierWest Bancorp had one active equity incentive plan – the 2002 Stock Incentive Plan (“2002 Plan”). The 2002 Plan was initially established in May 2002 and approved by shareholders. The plan was amended and restated in May 2005 to allow for the issuance of restricted stock grants in addition to stock options. The plan was also amended and restated in May 2007 to increase the number of shares available for issuance under the plan by 1,000,000 shares. Both amendments were approved by shareholders. The amended and restated 2002 Plan presently authorizes the issuance of up to 2,145,123 shares of stock, of which 1,135,742 shares were available for issuance at March 31, 2009. As of March 31, 2009, there were no restricted stock grants outstanding.

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

During the three month period ended March 31, 2009, stock option activity was as follows:

			Weighted Average	Aggregate
	Number	Weighted Average	Remaining	Intrinsic Value
	of Shares	Exercise Price	Contractual Term	(in thousands)
Stock options outstanding, 12/31/08	999,428	$9.41
Granted	2,000	$4.99
Exercised	(13,866)	$3.16		$30
Forfeited	(9,150)	$10.72
Expired	(17,097)	$5.86
Stock options outstanding, 3/31/09	961,315	$9.55	6.62	$-
Stock options exercisable, 3/31/09	459,867	$8.28	4.94	$-

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

	Three months ended March 31,
	2009	2008

Risk-free interest rate	2.4%	3.1%
Expected dividend	2.54%	2.25%
Expected lives, in years	7.0	7.0
Expected volatility	29%	28%

The weighted-average grant date fair value of options granted during the three month period ending March 31, 2009 was $0.84.

SFAS 123R requires that the cash flows from the tax benefits resulting from tax deductions in excess of the compensation expense recognized for stock options (excess tax benefits) be reported as financing cash flows. Excess tax benefits classified as financing cash inflows for the three months ended March 31, 2009 and 2008 were $0 and $108,000, respectively.

Stock-based compensation expense recognized under SFAS 123R was $112,000 with a related tax benefit of $38,000, for the quarter ended March 31, 2009, compared to stock-based compensation expense of $60,000, with a related tax benefit of $26,000, for the quarter ended March 31, 2008. At March 31, 2009, unrecognized stock-based compensation expense totaled $1,243,000 and will be expensed over a period of approximately 7 years.

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

NOTE 5 - INVESTMENT SECURITIES

Investment securities at March 31, 2009 and December 31, 2008 consisted of the following:
(Dollars in 000's)
	March 31, 2009
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Available-for-sale:
Mortgage-backed securities and collateralized
mortgage obligations	$182	$1	$(1)	$182
Total	$182	$1	$(1)	$182

Held-to-maturity:
Mortgage-backed securities and collateralized
mortgage obligations	$1,793	$67	$-	$1,860
U.S. Government and agency securities	30,192	291	(25)	30,458
Obligations of states and political subdivisions	2,823	28	(17)	2,834
Total	$34,808	$386	$(42)	35,152

Investment securities - CRA	$4,000	$-	$-	$4,000
Restricted equity securities	$3,643	$-	$-	$3,643

		December 31, 2008
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Available-for-sale:
Mortgage-backed securities and collateralized
mortgage obligations	$188	$1	$(1)	$188
Total	$188	$1	$(1)	$188

Held-to-maturity:
Mortgage-backed securities and collateralized
mortgage obligations	$1,799	$52	$-	$1,851
U.S. Government and agency securities	27,496	419	-	27,915
Obligations of states and political subdivisions	2,921	22	(23)	2,920
Total	$32,216	$493	$(23)	32,686
Investment securities - CRA	$4,000	$-	$-	$4,000
Restricted equity securities	$3,643	$-	$-	$3,643

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

At March 31, 2009, investment securities with an estimated fair market value of $35.3 million were pledged to secure public deposits, certain nonpublic deposits and borrowings.

NOTE 6 – LOANS, NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

Loans as of March 31, 2009 and December 31, 2008 consisted of the following:
(Dollars in 000's)	2009	2008
Real estate-commercial	$616,344	$604,728
Real estate-construction	264,028	280,219
Real estate-residential	27,039	22,895
Commercial	205,989	199,739
Agricultural	42,626	48,640
Consumer	79,310	82,253
Overdrafts	2,951	7,462
Other	2,344	2,360
Total loans	1,240,631	1,248,296
Less: allowance for loan losses	(25,659)	(17,157)
Less: deferred loan fees	(1,344)	(1,415)
Loans, net	$1,213,628	$1,229,724

Transactions in the allowance for loan losses for the three months ended March 31, 2009 and March 31, 2008 were as follows:

(Dollars in 000's)	2009	2008
BALANCE, beginning of the period	$17,157	$11,450
Stockmans Bank purchase (1)	-	5,983
Loans charged-off	(2,524)	(499)
Loan recoveries	326	255
Loan loss provision	10,700	3,075
BALANCE, end of the period	$25,659	$20,264
(1) Amount resulting from the acquisition of Stockmans Bank - refer to Note 2.

The following table summarizes non-performing assets as of March 31, 2009 and December 31, 2008:
(Dollars in 000's)	2009	2008
Non-performing loans	$69,045	$68,496
Impaired loans in process of collection	14,207	12,682
Loans past due greater than 90 days but not on non-accrual status	761	1,437
Total non-performing loans	84,013	82,615
Other real estate owned	9,362	4,423
Total non-performing assets	$93,375	$87,038
Percentage of non-performing loans to total loans	6.77%	6.62%
Percentage of non-performing assets to total assets	6.24%	5.90%

NOTE 7 - LINE OF CREDIT AND OTHER BORROWINGS

The Bank had outstanding borrowings with the Federal Home Loan Bank (FHLB) totaling $37,000 and $20.0 million as of March 31, 2009 and December 31, 2008, respectively. In addition, as of March 31, 2009, the Bank had $21.4 million outstanding letters of credit used to support its public funds pledging requirements as well as insuring customers with excess deposit insurance. Letters of credit do not increase the Bank’s outstanding borrowings; however, they reduce the Bank’s borrowing availability. The Bank makes monthly principal and interest payments on long-term borrowings and monthly payments of interest only on short-term borrowings under the FHLB’s Cash Management Advance (CMA) program.

Of the total outstanding advances at March 31, 2009 and December 31, 2008, the Company had long-term borrowings of $37,000 and $42,000, respectively. Of the $37,000 outstanding at March 31, 2009, $4,000 will fully amortize to maturity in 2009; and $33,000 will fully amortize to maturity in 2014. Presently, monthly payments of $2,000 plus interest are being made against these long-term advances with a weighted average annual interest rate of 6.63%.

The Bank also utilizes FHLB’s Cash Management Advance program for short-term borrowing needs. Advances taken under this program mature in less than one year. As of March 31, 2009, the Company had no outstanding CMA advances; as of December 31, 2008, the company had $20.0 million in outstanding CMA advances.

All outstanding borrowings with the FHLB are collateralized as provided for under the Advances, Security and Deposit Agreement between the Bank and the FHLB and include the Bank’s FHLB stock and any funds or investment securities held by the FHLB that are not otherwise pledged for the benefit of others. In addition, certain qualifying loans were pledged to support the Bank’s outstanding advances and provided for immediate available borrowing capacity, after subtracting existing borrowings and outstanding letters of credit, of approximately $23.4 million and $14.3 million as of March 31, 2009 and December 31, 2008, respectively.

As an additional source of liquidity, the Bank maintains unsecured federal funds lines with correspondent banks. Federal funds purchased generally mature within one to four days from the transaction date. As of March 31, 2009 the Company had $20.0 million in aggregate available borrowing capacity through correspondent banks. Outstanding balances under these commitments at March 31, 2009 and December 31, 2008 were zero and $25.0 million, respectively.

NOTE 8 – JUNIOR SUBORDINATED DEBENTURES

On December 30, 2004, the Company established two wholly-owned statutory business trusts (PremierWest Statutory Trust I and II) that were formed to issue junior subordinated debentures and related common securities. On August 25, 2005, Stockmans Financial Group established a wholly-owned statutory business trust (Stockmans Financial Trust I) to issue junior subordinated debentures and related common securities. Following the acquisition of Stockmans Financial Group, the Company became the successor in interest to Stockmans Financial Trust I. Common stock issued by each of the Trusts and held as an investment by the Company is recorded in other assets in the consolidated balance sheets. Following are the terms of the junior subordinated debentures as of March 31, 2009.

		Issued		Maturity	Redemption
Trust Name	Issue Date	Amount	Rate (1)(2)(3)	Date	Date

PremierWest Statutory	December			December	December
Trust I	2004	$7,732,000	5.65%	2034	2009

PremierWest Statutory	December			March	March
Trust II	2004	7,732,000	5.65%	2035	2010

Stockmans Financial	August	15,464,000	5.93%	September	September
Trust I	2005			2035	2010
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

NOTE 9 – PREFERRED STOCK

On February 13, 2009, in exchange for an aggregate purchase price of $41.4 million, the company issued and sold to the United States Department of the Treasury pursuant to the Troubled Asset Relief Program Capital Purchase Program the following: (i) 41,400 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B, no par value per share, and liquidation preference of $1,000 per share and (ii) a warrant to purchase up to 1,090,385 shares of the Company’s common stock, no par value per share, at an exercise price of $5.70 per share, subject to certain anti-dilution and other adjustments. The Warrant may be exercised for up to ten years after it is issued.

In connection with the issuance and sale of the Company’s securities, the Company entered into a Letter Agreement including the Securities Purchase Agreement-Standard Terms, dated February 13, 2009, with the United States Department of the Treasury (the “Agreement”). The Agreement contains limitations on the payment of quarterly cash dividends on the Company’s common stock in excess of $0.065 per share and on the Company’s ability to repurchase its common stock. The Agreement also grants the holders of the Series B Preferred Stock, the Warrant and the common stock to be issues under the Warrant registration rights, and subjects the Company to executive compensation limitations included in the Emergency Economic Stabilization Act of 2008. Participants in the TARP Capital Purchase Program are required to have in place limitations on the compensation of Senior Executive Officers.

The Series B Preferred Stock will bear cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter, in each case, applied to the $1,000 per share liquidation preference, but will only be paid when, as and if declared by the Company’s Board of Directors out of funds legally available. The Series B Preferred Stock has no maturity date and ranks senior to the Company’s common stock with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of the Company.

For three years from the date of the issuance, the preferred stock may only be redeemed with the proceeds from a qualified equity offering that results in aggregate gross proceeds to the Company of not less than 25% of the issue price of the preferred stock. A qualified equity offering means the sale of Tier 1 qualifying perpetual preferred stock or common stock for cash. After three years, the preferred stock may be redeemed by the Company at its issue price, plus all accrued and unpaid dividends, subject to the approval of the Company’s primary federal bank regulator. The preferred stock has no maturity date.

The preferred stock is not subject to any contractual restrictions on transfer. The holders of the preferred stock have no general voting rights, and have only limited class voting rights including, authorization or issuance of shares ranking senior to the preferred stock, any amendment to the rights of the preferred stock, or any merger, exchange or similar transaction which would adversely affect the rights of the preferred stock. If dividends on the preferred stock are not paid in full for six dividend periods, whether or not consecutive, the preferred stock holders will have the right to elect two directors. The right to elect directors will end when full dividends have been paid for four consecutive dividend periods. The preferred stock is not subject to sinking fund requirements and has no participation rights.

In accordance with the relevant accounting pronouncements and a letter from the Securities and Exchange Commission’s the “SEC”) Office of the Chief Accountant, the Company recorded the preferred stock and detachable warrant within Shareholders’ Equity on the Consolidated Balance Sheets. The preferred stock and detachable warrant were initially recognized based on their relative fair values at the date of issuance. As a result, the preferred stock’s carrying value is at a discount to the liquidation value or stated value. In accordance with the SEC’s Staff Accounting Bulletin No. 68, Increasing Rate Preferred Stock, the discount is considered an unstated dividend cost that shall be amortized over the period preceding commencement of the perpetual dividend using the effective interest method, by charging the imputed dividend cost against retained earnings and increasing the carrying amount of the preferred stock by a corresponding amount. The discount is therefore being amortized over five years using a 6.26% effective interest rate. The total stated dividends (whether or not declared) and unstated dividend cost combined represents a period’s total preferred stock dividend, which is deducted from net income to arrive ant net income available to common shareholders on the Consolidated Statements of Income.

As of March 31, 2009, the Company has accrued for the first quarterly dividend, which is payable on May 15, 2009. As of March 31, 2009, no dividends were in arrears.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve various levels and elements of credit and interest rate risk in excess of the amount recognized in the accompanying consolidated financial statements. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. As of March 31, 2009, the Company had $131.0 million of commitments to extend credit to customers and $27.1 million of standby letters of credit.

In the ordinary course of business, the Bank may become involved in various litigation arising from normal banking activities. In the opinion of management, the ultimate disposition of current actions will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

NOTE 11 - EARNINGS (LOSS) PER SHARE

The Company's basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders (net income (loss) less dividends declared and accretion of discount on preferred stock) by the weighted average number of common shares outstanding during the period, after giving retroactive effect to stock dividends and splits. The Company's diluted earnings (loss) per common share is computed similar to basic earnings (loss) per common share except that the numerator is equal to net income (loss) and the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. Included in the denominator is the dilutive effect of stock options computed under the treasury stock method and the dilutive effect of preferred stock as if converted to common stock. The following summarizes the weighted average shares outstanding for computation of basic and diluted shares for the three months ended March 31, 2009 and 2008.

Three-months ended March 31:	2009	2008
Weighted average number of common shares:
Average shares outstanding-basic	23,600,242	20,898,008
Average shares outstanding-diluted	23,600,926	22,236,025

As of March 31, 2009, stock options of approximately 1,009,000, were not included in the computation of diluted earnings per share as their inclusion would have been anti-dilutive. In addition, no common stock equivalents are considered when the Company reports a net loss as their inclusion would also have been anti-dilutive.

NOTE 12 - RECENTLY ISSUED ACCOUNTING STANDARDS

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

In June 2008, FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 concludes that nonvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the compensation of EPS pursuant to the two-class method. This statement is effective for fiscal years beginning after December 15, 2008, to be applied retrospectively. The adoption of this standard had no impact on the Company.

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

OVERVIEW - The following includes Management’s discussion of the financial condition and results of operations for PremierWest Bancorp and its wholly owned subsidiary, PremierWest Bank including the Bank’s wholly owned subsidiaries, Premier Finance Company and PremierWest Investment Services, Inc., for the three month period ending March 31, 2009. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes contained in this report as well as the Company’s Form 10-K/A (Amendment No. 1) for the year ended December 31, 2008. For discussion purposes, Management has made comparisons, as it deems appropriate, to comparable interim periods in 2008 and the fiscal year period ended December 31, 2008.

HIGHLIGHTS - For the first quarter ending March 31, 2009, the Company lost $3.6 million or $0.17 per fully diluted share, compared to earnings of $1.8 million or $0.08 per fully diluted share for the quarter ended March 31, 2008. Annualized return on average common shareholders’ equity was -9.29% and annualized return on average assets was -0.98% for the quarter ended March 31, 2009, as compared to an annualized return on average shareholders’ equity and return on average assets of 4.17% and 0.52%, respectively, for the quarter ended March 31, 2008. Compared with the quarter ended December 31, 2008, the reported loss declined $7.7 million or 68.14%.

At March 31, 2009, loans (net of deferred loan fees but before deducting the allowance for loan losses), decreased $9.1 million or 0.73% compared to December 31, 2008. At March 31, 2009, deposits increased $28.0 million or 2.32% since year-end.

PremierWest’s overall earnings decline over the three month period ending March 31, 2009, in comparison to the same period a year ago, resulted principally from a charge to earnings of $10.7 million in loan loss provision. Slightly offsetting the decline was a 13 basis point increase in net interest margin from 4.28% during the quarter ending December 31, 2008 to 4.41% during the quarter ending March 31, 2009.

At March 31, 2009, our allowance for loan losses totaled $25.7 million, representing 2.07% of total loans net of deferred loan fees. The $8.5 million increase in our allowance from December 31, 2008, was comprised of a $10.7 million increase from the provision charge against earnings partially offset by both a $2.5 million in charge-offs less $326,000 in recoveries of previously charged-off loans.

Non-performing assets totaled $93.4 million at March 31, 2009, an increase of $6.3 million when compared to $87.0 million in non-performing assets at December 31, 2008. The March 31, 2009 balance includes $9.4 million in other real estate owned compared to $4.4 million at December 31, 2008, an increase of $5.0 million or 113.64%, reflecting foreclosure activity concluded during the quarter. Non-performing loans increased from $82.6 million at December 31, 2008 to $84.0 million at March 31, 2009. The increase in non-performing loans this quarter is symptomatic of the distressed economy and its effect on certain of our borrowers.

The Bank’s loan to deposit ratio (based on gross loans) was 97.93 percent at March 31, 2009. Our loan to deposit ratio, based on net loans (loans net of deferred loan fees and the allowance for loan losses) was 101.52% and 100.91% as of December 31, 2008 and March 31, 2008, respectively and has continued to decline since reaching 108.29% at year end 2007. The decline is a result of loan paydowns as borrowers have deleveraged, loan pay offs, and increased deposits primarily associated with the acquisition of Stockmans Financial Group in early 2008.

Core deposits are our lowest cost and preferred source of funds and when our loan volume exceeds our level of core deposits we must rely on higher cost borrowings and/or brokered deposits as a secondary source of funding to bridge the gap between deposit and loan volumes. Historically our funding gap has been supported by short-term borrowings; however, during 2007 the Bank began utilizing brokered certificates of deposit as a funding source. Brokered deposits comprised $165.5 million of total deposits at March 31, 2009, which includes $26.7 million of customer placed brokered deposits. This represents an increase of $41.6 million over the previous quarter ending December 31, 2008. Brokered deposits are historically a higher cost source of funding compared to core deposits but current interest rates for brokered deposits are less than many of our customer deposit rates. Management will continue to emphasize core deposits as our preferred source of funding but will incorporate brokered deposits as part of the Bank’s overall funding strategy in order to support liquidity needs.

Management continues to implement relationship oriented strategies for attracting core deposits in order to reduce our reliance on higher costing borrowings and brokered deposits and to maximize interest rate margins within the constraints of our highly competitive marketplace. While the competitive environment for attracting deposits remains keen, PremierWest has been successful over time at growing its core deposit base and continues to aggressively seek local deposits. At the same time, PremierWest has historically operated within a geographic market with a robust and growing economy that presents the opportunity to grow our loan portfolio while maintaining consistency in credit quality. While the current economic slowdown has impacted loan demand and deposit growth, Management continues to believe that the Bank will capture future loan volume at a faster rate than our ability to fully fund the loan volume from existing customer core deposit relationships.

The Bank’s year-over-year loan volume changes and our ongoing pipeline of new loan production is in line with Management’s internal expectations at March 31, 2009, in light of general economic and credit quality considerations. Management’s broader business plan and growth strategy continues to be focused on driving maturation of business at existing de novo branches and acquired locations.

FINANCIAL HIGHLIGHTS

The following table presents information regarding yields on interest-earning assets, rates paid on interest-bearing liabilities, net interest spreads, net yields on average interest-earning assets, returns on average assets and returns on average equity for the periods indicated.

(Dollars in 000's)			Increase
Analysis for the three-month periods ended March 31:	2009	2008	(Decrease)	% Change

Average fed funds sold and investments	$61,132	$36,644	$24,488	66.83%
Average gross loans	1,266,653	1,186,600	80,053	6.75%
Average interest-earning assets	1,327,785	1,223,244	104,541	8.55%
Average interest-bearing liabilities	1,047,888	948,808	99,080	10.44%
Average total assets	1,489,512	1,383,294	106,218	7.68%
Average equity	195,293	173,692	21,601	12.44%
Average common equity	173,619	173,787	(168)	-0.10%

Average yield earned (1)	6.14%	7.58%	(1.44)	-19.00%
Average rate paid	2.19%	3.34%	(1.15)	-34.43%
Net interest spread	3.95%	4.24%	(0.29)	-6.84%

Net interest income to average
interest-earning assets (net interest margin) (1)	4.41%	4.99%	(0.58)	-11.62%
Annualized return on average assets	-0.98%	0.52%	(1.50)	-288.46%
Annualized return on average common equity	-9.29%	4.17%	(13.46)	-322.78%
Efficiency ratio (2)	74.74%	66.36%	8.38	12.63%

Notes:

(1) Tax equivalent

RESULTS OF OPERATIONS

NET INTEREST INCOME – Net interest income, our primary source of revenue, is the difference between the interest income generated from our earning assets (loans and investments) and the interest expense paid on our interest-bearing liabilities (interest-bearing deposits and borrowed funds. Net interest income for the quarter ended March 31, 2009 increased compared to the prior quarter but declined from the same period a year earlier. Net interest income increased $346,000 or 2.46% over the quarter ending December 31, 2008 and declined $691,000 or 4.58% from the quarter one year earlier. Market interest rates declined dramatically from the same period last year and were held at low levels during the current quarter by the Federal Reserve to stimulate the economy. The interest rate environment affected both our yield on earning assets and our cost of interest-bearing deposits and was the primary factor driving the decline in our net interest income from the same period last year.

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

Our asset sensitivity position in terms of interest rate sensitivity was the driving factor in the year over year decline in first quarter net interest margin from 4.99% in 2008 to 4.41% in the most recently completed quarter. Compared to the previous quarter ended December 31, 2008, net interest margin expanded by 13 basis points from 4.28% to 4.41%. Our yield on earning assets averaged 6.14%, down 14 basis points from the preceding quarter ended December 31, 2008. Our cost of interest bearing deposits and borrowings similarly fell 26 basis points from 2.05% in the preceding quarter to 1.79% in the most recent quarter. These changes resulted in an interest spread of 3.95% during the current quarter ended March 31, 2009, up 17 basis points from 3.78% recorded during the immediately preceding quarter.

LOAN LOSS PROVISION – Charges made to the provision for loan losses that translate to increases in our allowance for loan losses were $10.7 million and $3.1 million for the three month periods ended March 31, 2009 and March 31, 2008, respectively. The Company had net charge-offs of $2.2 million during the first three months of 2009 compared to net charge offs of $244,000 for the corresponding period in 2008. Management believes that the March 31, 2009 balance in the allowance for loan losses was reasonable and appropriate to support inherent probable losses in the Company’s loan portfolio.

NON-INTEREST INCOME – During the first quarter of 2009, PremierWest had non-interest income of $2.5 million, a decrease of $141,000 or 5.40% from the fourth quarter of 2008. The decrease was primarily a result of a $158,000 decline in deposit services charges, predominantly in NSF fees.

NON-INTEREST EXPENSE – Non-interest expense increased approximately $1.1 million or 9.35% for the three months ended March 31, 2009, as compared to the corresponding period in 2008. On a summary basis, the increase over the three month period was a result of $454,000 or 6.89% increase in salary and benefit expenses; a $9,000 or 0.48% increases in occupancy and equipment expenses; and a $614,000 or 20.05% net increase in other non-interest expenses.

EFFICIENCY RATIO - The Company's efficiency ratio was 74.74% during the first quarter of 2009, an 838 basis point deterioration compared to 66.36% for the first quarter of 2008, and a 339 basis point decline from the immediately preceding quarter ending December 31, 2008. Management believes that a ratio in the high 50% to low 60% range is a reasonable and sustainable target given the Bank’s strategies for both growth and customer service and is implementing actions to bring the efficiency ratio back to its target range.

FINANCIAL CONDITION – Total assets of $1.50 billion at March 31, 2009, increased $20.8 million or 1.41% compared to total assets of $1.48 billion at December 31, 2008. This growth principally resulted from a $41.4 million investment by the U.S. Department of Treasury through the TARP Capital Purchase Program. On a consolidated basis, gross loans declined $7.7 million; the Allowance for Loan Losses increased $8.5 million; cash and other earning assets increased $28.6 million; premises and equipment declined $0.7 million; and accrued interest and other assets increased $4.2 million.

Net loans accounted for 81.08% of total assets at March 31, 2009 compared to 83.32% at December 31, 2008. As of March 31, 2009, the allowance for loan losses increased to $25.7 million from $17.2 million at December 31, 2008. The allowance for loan losses was enhanced with $10.7 million in provision charged against earnings and decreased by $2.2 million in net charge-offs. The Company's ratio of allowance for loan losses to total loans was 2.07% at March 31, 2009, as compared to 1.38% at December 31, 2008, and 1.60% at March 31, 2008.

During the quarter ending March 31, 2009, we elected to continue to build our allowance for loan loss to position the company more conservatively in relationship to potential distress in our loan portfolio. The loan loss reserve as a percentage of gross loans was increased from 1.37% at December 31, 2008 to 2.07% at the end of the currently completed period. The ratio of loan loss reserve to non-performing loans concurrently grew from 20.77 % at year end 2008 to 30.54% at March 31, 2009. Our credit teams are working diligently with borrowers to assist them with their obligations until economic and real estate conditions improve.

Total non-performing assets were $93.3 million at March 31, 2009, up from $87.0 million as of December, 31, 2008, and represent 6.24 % of total assets. The non-performing assets include $9.4 million in other real estate owned as of March 31, 2009, up from $4.4 million as of December 31, 2008. Non-performing loans, totaling $84.0 million are concentrated in fifteen relationships comprising $66.0 million or 78.67% of the total.

The first relationship consists of multiple loans secured by improved lots and a nearly complete single family residence in northern California. This relationship now totals $5.6 million following a $1.2 million loan pay down during 2008 and our decision to charge off the remainder of the impairment during 2008. Foreclosure by another lender against our guarantor on an adjacent property and the borrower filing personal bankruptcy led to the actions we have taken. We are working through the bankruptcy and are pre-marketing the property. We do not expect further impairment based on the reduced book value of the loans.

The second non-performing relationship consists of loans secured with undeveloped property in central and northern California. Foreclosure on the northern California property was completed in the second quarter of 2008 with a charge-off of $1.3 million and the remaining $1.0 million balance included as other real estate owned. The second credit consists of a $4.5 million loan secured by undeveloped real estate with a significant loan from a third-party investor group in second position behind our lien. The guarantor continued to keep this loan current while both parties negotiated a workout. We had previously established a specific reserve for impairment on this credit, which was charged-off as of December 2008. The non-performing balance is currently at $1.0 million. Management believes no further impairment will be necessary given the conservative actions already taken.

The third relationship is currently being carried at $2.2 million and is comprised of multiple loans secured by approved residential building lots and by completed and partially completed residential units, all situated in southern and central Oregon. The Bank has taken possession of the properties, and a stipulated deficiency was accepted by the borrower. The balance will be transferred to other real estate owned as of April 2009. The Bank is currently marketing the properties.

The fourth non-performing credit relationship consists of multiple notes currently totaling $13.7 million, all secured by commercial property including two assisted living facilities, commercially zoned land and a non-owner occupied commercial building. Three of the properties are in Oregon and one in northern California. The borrowers have experienced severe cash flow difficulties and are attempting to sell assets, and the lead guarantor has filed personal bankruptcy. We have obtained updated appraisals on the properties and, as a result, have charged-off a small impairment balance. Negotiations with the bankruptcy court and three outside parties interested in purchasing three of the four properties continue and are expected to be successful.

The fifth relationship consists of two non-performing loans currently totaling $2.3 million. This relationship is secured by two residential developments in central Oregon. Based on updated appraisals specific impairments were charged-off in December 2008. No additional impairment is expected. Negotiations with the borrower continues while the foreclosure is progressing.

The sixth relationship consists of multiple non-performing loans currently totaling $6.2 million. This borrower had been impacted by a real estate related business that failed with the downturn of the mortgage lending industry. The borrower had been working with all of his creditors to establish an orderly plan to sell assets. Our collateral consists of residential development lots, a utility system infrastructure and other commercial property in Southern Oregon. We had agreed to a restructure of this credit although this has not been successful, and foreclosure has been initiated. Based on current collateral values, we anticipate no loss at this time.

The seventh credit relationship consists of four non-performing loans totaling $3.1 million. The borrower is deceased, and the estate has been uncooperative to date. Our collateral consists of residential lots and raw commercial land in northern California. Current appraisals have been received and impairments were charged-off in 2008 with legal action commenced during the first quarter of 2009. The estate of this borrower has strong net worth and liquid assets.

The eighth credit relationship consists of two matured loans currently totaling $8.0 million. The loans are secured by a commercial building and commercial real estate in Central Oregon. The borrower had requested an extension of time to develop the project, which required a new appraisal. The appraised value was below the loan balances and the guarantors have pledged to either pay down the loans with a cash infusion or provide additional collateral. A significant guarantor is deceased and negotiations with the remaining guarantors continued over quarter end. An impairment has been established based on the appraised value, although successful negotiations are expected which should bring this loan back into a performing status once a paydown has occurred or additional collateral has been pledged.

A ninth relationship consists of eight non-performing loans currently at $2.9 million on various commercial properties and single family residences in the Rogue Valley of Oregon. The borrower and guarantors have been attempting to sell property to reduce debt while attempting to keep the loans current or within 60 days past due. The relationship was placed on non-accrual given severe delinquency of some of the loans. New appraisals have been ordered and an initial impairment established as of the end of 2008. The borrowers continue to make payments.

The tenth relationship, currently at $4.0 million, consists of loans secured by various commercial properties in Southern Oregon. The borrower and guarantors have experienced cash flow difficulties and payments are slow and promised property sales have not materialized. An impairment was established in December and current appraisals have been ordered.

The eleventh relationship involves a construction loan in Central Oregon where construction began on four-plex single family residences as part of a larger construction project. The borrower has been unable to sell the completed homes and updated appraisals indicated that the value of the project had declined. Negotiations to add additional collateral were undertaken during the first quarter and the loan placed on non-accrual until an acceptable plan can be negotiated with the borrowers. This loan currently has $1.3 million outstanding after an impairment was charged-off.

A twelfth relationship totaling $2.7 million includes collateral consisting primarily of a commercial building and two completed residences in Southern Oregon. The borrower has been impacted by the decline in the construction industry and has been attempting to sell assets and keep payments current from other construction contracts. The loans have been frequently delinquent and all known sources of repayment including restructuring loans have been exhausted. The loans were placed on non-accrual during 2008, and legal means for obtaining the collateral for sale are being pursued. An impairment of $171,000 was charged-off during the quarter.

A thirteenth relationship totaling $1.3 million was put on non-accrual during the first quarter of 2009. This was the result of negotiations to restructure the credit that had gone beyond 90 days past due. The credit has been restructured and payments made as agreed since January. As long as payments continue in line with the stipulated payment schedule, the credit will be reclassified as performing during the next quarter.

The fourteenth relationship is a group of loans totaling $6.9 million to a developer in Northern California. This credit relationship, which is secured by land and completed single family residences, was placed on non-accrual due to a current appraisal showing insufficient collateral for the loans. The loan is paying in accordance with its terms and the borrower has agreed to pledge additional collateral, which is expected to return the relationship to performing status with no impairment.

A fifteenth loan to a developer in Northern California is secured by nearly completed single family residences and lots yet to be developed. The credit with an outstanding balance of $5.3 million was placed on non-accrual due to an appraisal showing insufficient collateral for the loan. Loan payments are occurring as agreed. A new appraisal has been ordered and a specific impairment has been established for the credit.

As previously reported, the bank has strengthened its concentration of resources directed at dealing with non-performing assets to provide a proactive, centralized and focused approach to expediting potential collections, recoveries, workouts and liquidations of criticized assets. The continuing results from these actions were evident during the most recent quarter with foreclosure actions commenced and liquidations scheduled or initiated. More importantly, this team is working closely with borrowers that are motivated to resolve their financial issues through properly collateralized restructures and workouts. In addition, the team is proactive in contacting distressed asset investors in anticipation of soliciting interest in acquiring notes or foreclosed property. The holding costs of certain other real estate owned are being reviewed as current volatile market conditions may warrant holding some foreclosed assets for future gains. With shareholder value in mind, our team will continue to evaluate these assets and act accordingly.

Deposits at March 31, 2009 were $1.24 billion, increasing $28.0 million or 2.32% from the December 31, 2008 total. Net loan volume continues at high levels in relation to our deposits. As of March 31, 2009, our loan-to-deposit ratio of 97.93% compared to a ratio of 101.52% as of December 31, 2008, and 100.91% as of March 31, 2008. Overall demand for loans has declined somewhat due to the economic climate and deposit volumes have remained relatively unchanged. Core deposits have declined somewhat and have been replaced by brokered CD’s. The Bank’s deposit mix remained stable – consisting of 18.84% non-interest bearing demand. Core deposits, consisting of non-interest bearing demand, interest-bearing demand and regular savings deposits represented 53.72%, while time deposits (excluding brokered deposits) comprised 32.93%, and brokered deposits, including reciprocal brokered deposits placed on behalf of our customers, totaled 13.35% of total deposits.

As of March 31, 2009, loans, net of deferred loan fees, were $1.2 billion, down $9.1 million or 0.73% from December 31, 2008. The decline in loan volume during the most recently completed quarter reflects $5.1 million in loan pay offs net of loan originations and loan charge-offs of $2.5 million. New loan generation is continuing in the current environment, but the effect is being offset by borrower pay downs. On a year-over-year basis, March 31, 2009 loans were down $23.2 million principally due to loan charge-offs recorded during the fourth quarter of 2008 and the quarter just ended.

Management closely monitors the Bank’s liquidity needs and maintains the ability to borrow from the Federal Home Loan Bank of Seattle and other correspondent banks, the Federal Reserve Bank of San Francisco as well as sourcing deposits through the brokered CD market. For more information about liquidity refer to the Liquidity and Capital Resources section below.

The table below sets forth certain summary balance sheet information for March 31, 2009, and December 31, 2008: (Dollars in 000’s)

	March 31,	December 31,	Increase (Decrease)
	2009	2008	3/31/09 – 12/31/08
(Dollars in 000's)

ASSETS
Federal funds sold	$36,045	$165	$35,880	21745.45%
Securities available for sale	182	188	(6)	-3.19%
Securities held to maturity	38,808	36,216	2,592	7.16%
Restricted equity investments	3,643	3,643	0	0.00%
Loans, net (1)	1,213,628	1,229,416	(15,788)	-1.28%
Other assets (2)	204,465	206,326	(1,861)	-0.90%

Total assets	$1,496,771	$1,475,954	$20,817	1.41%

LIABILITIES
Noninterest-bearing
deposits	$233,447	$228,788	$4,659	2.04%
Interest-bearing
deposits	1,005,865	982,481	23,384	2.38%

Total deposits	1,239,312	1,211,269	28,043	2.32%

Other liabilities (3)	43,044	87,701	(44,657)	-50.92%

Total liabilities	1,282,356	1,298,970	(16,614)	-1.28%

SHAREHOLDERS’
EQUITY	214,415	176,984	37,431	21.15%

Total liabilities
and share-
holder’s equity	$1,496,771	$1,475,954	$20,817	1.41%

(1) Net of deferred loan fees and the allowance for loan losses
(2) Includes cash and due from banks, other equity investments, premises and equipment, goodwill, core deposit intangible, accrued interest receivable and bank-owned life insurance.
(3) Includes borrowings, accrued interest payable and other liabilities.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY – Liquidity enables the Company to fund loan commitments and meet customer withdrawals of deposits. The Company maintains its liquidity position through maintenance of cash resources, the stability of and growth in our core deposit base and through our ability to borrow funds from committed sources of credit and/or source brokered deposits.

As of March 31, 2009, the Company’s overall liquidity position remained relatively stable when compared to December 31, 2008. The Bank’s loan volume continues to exceed deposits as reflected in its net loan-to-deposit ratio at March 31, 2009, and December 31, 2008 of 97.93% and 101.52%, respectively. Liquidity in the form of excess cash and funds invested on a short-term basis as federal funds sold and interest-earning deposits with the FHLB increased approximately $35.9 million while borrowed funds in the form of federal funds purchased and FHLB advances decreased $45.0 million as of March 31, 2009, when compared to December 31, 2008. Investment securities either held-to-maturity or available-for-sale increased by a net $2.6 million. All of the Company’s investment securities are pledged for collateralization of public funds on deposit and, therefore, are not available for purposes of liquidity. Historically our pledging requirements have been met through the use of our securities portfolio and more recently supplemented by our borrowing capacity through the use of letters of credit to meet pledging requirements.

Management maintains contingency plans for addressing the Company’s ongoing liquidity needs and presently believes the Bank’s stable core deposit base provides for flexibility and opportunity should management decide to attract deposits more aggressively by increasing the rate of interest offered on deposits – particularly certificates of deposit. In addition, the Bank has tested its ability to identify and sell loans to a participating bank in order to provide additional cash for liquidity purposes. Further, should loan demand outpace our ability to gather sufficient deposits or maintain adequate funding from other borrowings, the Company could slow its loan growth through various policy changes including increased pricing. The Company maintains a secured line-of-credit with the FHLB. As of March 31, 2009, the Bank had $37,000 of borrowings advanced from the FHLB and an aggregate of $21.4 million in letters of credit issued by the FHLB on behalf of the Company to meet its public funds deposit pledging requirements as well as excess deposit insurance on customers. The Company also had an immediate availability to borrow an additional $23.4 million under the Company's credit line. The Company also has unsecured federal funds credit lines for up to $20.0 million available from a correspondent bank as of March 31, 2009, pursuant to which no balances were outstanding.

At March 31, 2009, the Company had approximately $131.0 million in outstanding commitments to extend credit for newly approved loans and construction projects. Under the terms of construction project commitments, completion of specified project benchmarks must be certified before funds may be drawn. Additionally, we anticipate that a portion of these commitments will expire or terminate without funding. Management believes that the Company's available resources will be sufficient to fund these commitments in the normal course of business.

As disclosed in the Consolidated Statements of Cash Flows, net cash used in operating activities totaled $6.7 million during the quarter and net cash of $8.5 million provided by investing activities. Cash provided by financing activities, totaling $24.2 million, was principally comprised of a $20.0 million paydown of Federal Home Loan Bank borrowings, a $25.0 million reduction in Fed Funds purchased, a $28.0 million increase in deposits and $41.4 million in TARP funds.

CAPITAL RESOURCES - Federal regulators require the measurement of various capital ratios, including risk-based capital measurements. Risk-weighted ratios require an analysis that weights balance sheet and off-balance sheet items for their inherent risk. It requires minimum standards for risk-based capital by capital tier. As a minimum requirement, the total risk-based capital ratio should be at least 10.00%, the Tier 1 capital ratio should be at least 6.00%, and the leverage capital ratio should be at least 5.00%. At March 31, 2009, the Company's regulatory capital ratios were as follows: total risk-based capital ratio was 13.80%, Tier 1 capital ratio was 12.54% and the leverage capital ratio was 12.18%. If the Company achieved only minimum regulatory capital levels, further growth could be restricted to the level attainable through generation and retention of net income or the Company might find it necessary to seek additional capital from outside sources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises principally from interest rate risk in its lending, deposit and borrowing activities. Management actively monitors and manages its interest rate risk exposure. Although the Company manages other risks, such as credit quality and liquidity risk, in the normal course of business, Management considers interest rate risk to be a significant market risk, which could have the largest material effect on the Company's financial condition and results of operations. Other types of market risks, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities. The Company did not experience a significant change in market risk at March 31, 2009, as compared to December 31, 2008.

As stated in the annual report on Form 10-K/A (Amendment No. 1) for 2008, the Company attempts to monitor interest rate risk from the perspective of changes in the economic value of equity, also referred to as net portfolio value (NPV), and changes in net interest income. Changes to the NPV and net interest income are simulated using instant and permanent rate shocks of plus and minus 200 basis points, in increments of 50 basis points. It is the Company’s policy to manage interest rate risk to maximize long-term profitability under the range of likely interest-rate scenarios. For additional information, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” referenced in the Company’s annual report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 2008.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

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

CONTINUING REMEDIATION OF MATERIAL WEAKNESS IN INTERNAL CONTROL OVER FINANCIAL REPORTING

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

In addition, this deficiency resulted in misstatements in Management’s estimates and disclosures that were material to the Company’s annual and fourth quarter interim consolidated financial statements and information that were not prevented or detected on a timely basis, requiring restatement of the financial statements. This misstatement was discovered subsequent to the filing of our Form 10-K, when Management undertook a re-examination of the methodology for establishing fair market value and impairment on collateral dependent loans and the criteria for establishing the timing of related charge-offs. This reexamination was initiated in response to an interim examination by banking regulators that occurred after the filing of the Form 10-K. On April 15, 2009, the Board of Directors concluded that the Company’s previously issued financial information and statements for the fourth quarter and year ended December 31, 2008 should no longer be relied upon.

The Company has been actively engaged in the development and implementation of a remediation plan to address the material weakness in controls over impaired loans as of December 31, 2008. The components of this remediation plan are intended to ensure that the key controls over the identification and valuation process of impaired loans are operating effectively and are sustainable. These components include assigning dedicated and experienced resources at the Company with the responsibility for identification and valuation, and strengthening corporate oversight over the valuation methodologies and processes. Management continues to assign the highest priority to the remediation efforts in this area, with the goal of fully remediating this material weakness by year end 2009.

The Company’s remediation efforts will be governed by a Committee under the direction of the Company’s President and Chief Executive Officer, Chief Operating Officer, Chief Credit Officer, Chief Financial Officer, Special Assets Manager and Controller. The status of remediation of the material weakness will be continuously reviewed with the Audit Committee, which will be advised of issues encountered and key decisions reached by Management relating to the ongoing remediation efforts.

The Company recognizes that continued improvement in its internal controls over financial reporting related to impaired loans is necessary. Accordingly, the Company to date has modified its internal processes to more appropriately establish fair market values and impairment on real estate dependent loans and the criteria for determining the timing of related charge-offs, as detailed below:

Appraisals have been designated as the sole evidentiary support for real estate valuation. Impairment of collateral dependent loans will result in an immediate charge-off of the impairment based on the best available information at the time of impairment, and subsequently adjusted for updated information.

These changes have been implemented in conjunction with our evaluation of current regulatory guidance with respect to substantiating values of real estate collateral in distressed markets, the effect of the current prolonged downturn in the real estate market and the state of the general economy. Management believes that these changes will contribute significantly to the remediation of the material weakness in internal control over financial reporting that was in existence as of December 31, 2008. Additional changes will be implemented as determined necessary.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Other than as described above, there was no change in our internal control over financial reporting during our most recently completed fiscal quarter ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS – From time to time, in the normal course of business, PremierWest may become party to various legal actions. Management is unaware of any existing legal actions against the Company or its subsidiaries that Management believes will have a materially adverse impact on our business, financial condition or results of operations.

ITEM 1A. RISK FACTORS

There were no material changes in the risk factors presented in the Company’s Form 10-K/A (Amendment No. 1) for the year ended December 31, 2008.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) [Not applicable.]

(b) [Not applicable.]

(c) None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(a) [Not applicable.]

(b) [Not applicable.]

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

[None.]

ITEM 5. OTHER INFORMATION

[None.]

ITEM 6. EXHIBITS

(a)	Exhibits
	3.1	Articles of Incorporation of PremierWest Bancorp (incorporated by reference to Exhibit 3.1 to Form 8-K filed February 17, 2009
	3.2	Amended and Restated Bylaws of PremierWest Bancorp (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-4 filed November 16, 2007, File No. 333-147460)
	4.1	Letter Agreement including Securities Purchase Agreement – Standard Terms dated February 13, 2009, with the U.S. Treasury (incorporated by reference to Exhibit 4.2 to Form 8-K filed February 17, 2009
	4.2	Warrant to purchase up to 1,038,462 shares of common stock issued to U.S. Treasury (incorporated by Reference to Exhibit 4.3 to Form 8-K filed February 17, 2009)
	10.1	Form of Senior Executive Officer Waiver (incorporated by reference to Exhibit 10.1 to Form 8-K filed February 17, 2009)
	10.2	Form of Senior Executive Officer Agreement (incorporated by reference to Exhibit 10.2 to Form 8-K filed February 17, 2009)
	10.3	Purchase and Assumption Agreement with Wachovia Bank, N.A., dated February 19, 2009
	31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Chief Administrative Officer (Principal Accounting and Principal Financial Officer) required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
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

DATED: May 11, 2009

PREMIERWEST BANCORP

/s/ James M. Ford
James M. Ford,  President and Chief Executive Officer

/s/ Michael D. Fowler
Michael D. Fowler, Chief Financial Officer and Principal Accounting Officer