Form 10-Q/A
period 2009-03-31
PREMIERWEST BANCORP
filed 2009-06-11
CIK 1102287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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
Yes ☐ No☒

The number of shares outstanding of Registrant's common stock as of June 1, 2009 was 24,766,928.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Amended Report”) is being filed with respect to PremierWest Bancorp’s Quarterly Report on Form 10-Q for its fiscal quarter ended March 31, 2009, filed with the Securities and Exchange Commission on May 11, 2009.  This Amended Report is being filed to correct the average shares outstanding, stock option information, acquisition pro forma table, the charge-off totals on impaired loans disclosed in Note 3, and the related impact on loss per share for certain periods presented that did not previously reflect the stock dividend effective April 15, 2009, as indicated in the previous filing.  The loss per share for the three months ended March 31, 2009, changed from a loss of ($0.17) to a loss of ($0.16).

This correction of errors does not affect the Company’s reported financial condition or results of operations.

As a result of this amendment and the material weakness in internal control as of December 31, 2008, we have also changed our conclusion on disclosure controls and procedures in Item 4, stating the disclosure controls and procedures in place at March 31, 2009 were not effective.  Notwithstanding this, due to substantive alternative procedures performed and compensating controls introduced after March 31, 2009, the Company believes that the consolidated financial statements fairly present, in all material respects, the consolidated financial condition as of March 31, 2009 and December 31, 2008, and the consolidated results of its operations and cash flows for the three months ended March 31, 2009, and 2008, in conformity with generally accepted accounting principles.

Accordingly, this Amended Report includes updated certifications as required by Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PREMIERWEST BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in 000’s)
(UNAUDITED)

ASSETS
	March 31,	December 31,	March 31,
	2009	2008	2008
Cash and cash equivalents:
Cash and due from banks	$28,602	$38,421	$35,231
Federal funds sold	36,045	165	2,810
Interest-bearing deposits with Federal Home Loan Bank	161	166	57
Interest-bearing CD's (less than 90 days)	-	-	496
Total cash and cash equivalents	64,808	38,752	38,594

Interest-bearing CD's (greater than 90 days)	198	198	398
	198	198	398
Investments:
Investment securities available-for-sale, at fair market value	182	188	236
Investment securities held-to-maturity, at amortized cost
(fair value of $35,154 at 3/31/09, $32,686 at 12/31/08,
and $30,451 at 3/31/08)	34,808	32,216	30,729
Investment securities - CRA	4,000	4,000	-
Restricted equity securities	3,643	3,643	3,946
Total investments	42,633	40,047	34,911

Mortgage loans held-for-sale	1,769	308	940
Loans, net of deferred loan fees	1,237,518	1,246,573	1,260,674
Allowance for loan losses	(25,659)	(17,157)	(20,264)
Total loans	1,213,628	1,229,724	1,241,350

Premises and equipment, net of accumulated
depreciation and amortization	47,446	48,146	48,500
Core deposit intangibles, net of amortization	2,274	2,453	2,991
Goodwill	70,437	70,400	71,835
Other real estate owned	9,362	4,423	-
Accrued interest and other assets	45,985	41,811	30,453
TOTAL ASSETS	$1,496,771	$1,475,954	$1,469,032

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits:
Demand	$233,447	$228,788	$235,293
Interest-bearing demand and savings	432,269	416,636	456,015
Time	573,596	565,845	538,836
Total deposits	1,239,312	1,211,269	1,230,144

Federal funds purchased	-	25,003	-
Federal Home Loan Bank borrowings	37	20,042	353
Junior subordinated debentures	30,928	30,928	30,928
Accrued interest and other liabilities	12,079	11,728	18,631
Total liabilities	1,282,356	1,298,970	1,280,056
COMMITMENTS AND CONTINGENCIES (Note 10)
SHAREHOLDERS' EQUITY

Series A Preferred Stock, no par value, 1,000,000 shares
authorized, no shares issued and outstanding	-	-	9,590
(no shares in 12/31/08, 11,000 shares in 3/31/08)
Series B Preferred Stock, no par value, 41,400 shares
authorized and outstanding	39,317	-	-
(no shares in 12/31/08 and 3/31/08)
Warrant to purchase common stock	2,179	-	-
Common stock - no par value; 50,000,000 shares authorized;
24,766,928 shares issued and outstanding
(24,753,069 in 12/31/08 and 23,512,100 in 3/31/08)	172,938	168,032	158,129
Retained earnings (deficit)	(47)	8,913	21,197
Accumulated other comprehensive income	28	39	60
Total shareholders' equity	214,415	176,984	188,976
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,496,771	$1,475,954	$1,469,032

See accompanying notes.

PREMIERWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in 000’s, Except for Earnings (Loss) per Share Data)
(UNAUDITED)

	For the Three Months Ended
	March 31,	March 31,
	2009	2008
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$19,739	$22,620
Interest on investments:
Taxable	237	220
Nontaxable	66	47
Interest on federal funds sold	17	39
Other interest and dividends	-	29

Total interest and dividend income	20,059	22,955

INTEREST EXPENSE
Deposits:
Interest-bearing demand and savings	1,046	2,285
Time	4,139	5,062
Federal funds purchased	14	101
Federal Home Loan Bank advances	18	42
Junior subordinated debentures	449	381

Total interest expense	5,666	7,871
Net interest income	14,393	15,084

LOAN LOSS PROVISION	10,700	3,075

Net interest income after loan loss provision	3,693	12,009

NON-INTEREST INCOME
Service charges on deposits accounts	1,252	1,083
Mortgage banking fees	162	130
Investment brokerage and annuity fees	273	343
Other commissions and fees	586	543
Other non-interest income	193	184

Total non-interest income	2,466	2,283

NON-INTEREST EXPENSE
Salaries and employee benefits	7,046	6,592
Net occupancy and equipment	1,878	1,869
Communications	502	524
Professional fees	668	415
Advertising	194	220
Other	2,313	1,904
Total non-interest expense	12,601	11,524

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	(6,442)	2,768
PROVISION (BENEFIT) FOR INCOME TAXES	(2,835)	965
NET INCOME (LOSS)	$(3,607)	$1,803
PREFERRED STOCK DIVIDENDS AND DISCOUNT ACCRETION	$(372)	$(69)
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(3,979)	$1,734

EARNINGS (LOSS) PER COMMON SHARE:
BASIC	$(0.16)	$0.08
DILUTED	$(0.16)	$0.08

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

The following table represents unaudited pro forma results of operations for the three months ended March 31, 2008, as if the acquisition of Stockmans Bank had occurred at the beginning of 2008. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred at the beginning of 2008. Management of the Company anticipates cost savings and operational synergies will be realized after the operations of Stockmans Bank are fully integrated in 2009.

(Dollars in 000's, except per share data)
Three Months Ended
March 31, 2008
Net interest income	$17,643
Provision for loan losses	(5,500)
Non-interest income	2,327
Non-interest expense	(11,904)
Income before income taxes	2,566
Provision for income taxes	(898)
Net income	$1,668

Earnings per share
Basic	$0.07
Diluted	$0.07

Weighted average shares outstanding
Basic	23,488,313
Diluted	24,893,231

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

Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition such as loans measured for impairment and other real estate owned. The following table presents the fair value measurement for nonrecurring assets as of March 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

(Dollars in 000's)		Fair Value Measurements
		At 3/31/09 Using
		Quoted Prices in
		Active Markets for		Significant
	Fair Value	Identical Assets	Other Observable Inputs	Unobservable Inputs
Description	3/31/2009	(Level 1)	(Level 2)	(Level 3)
Other real estate owned	$9,362	-	-	$9,362
Loans measured for impairment	46,258	-	-	46,258
Specific reserves on impaired loans	(6,468)	-	-	(6,468)
Total Assets Measured at Fair Value	$49,152	-	-	$49,152

Impaired loans – A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due (both interest and principal) according to the contractual terms of the loan agreement. Impaired loans are measured as a practical expedient, at the loan’s observable market price or the fair market value of the collateral if the loan is collateral dependent. In addition to the specific reserves of $6.5 million, the Bank also had $25.0 million of charge-offs related to the $46.3 million of loans measured for impairment.

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

During the three month period ended March 31, 2009, stock option activity was as follows:

			Weighted Average	Aggregate
	Number	Weighted Average	Remaining	Intrinsic Value
	of Shares	Exercise Price	Contractual Term	(in thousands)
Stock options outstanding, 12/31/08	1,049,399	$8.96
Granted	2,100	$4.75
Exercised	(14,559)	$3.01		$30
Forfeited	(9,607)	$10.21
Expired	(17,952)	$5.58
Stock options outstanding, 3/31/09	1,009,381	$9.10	6.62	$-
Stock options exercisable, 3/31/09	482,860	$7.89	4.94	$-

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

The weighted-average grant date fair value of options granted during the three month period ending March 31, 2009 was $0.80.

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

In accordance with the relevant accounting pronouncements and a letter from the Securities and Exchange Commission’s (the “SEC”) Office of the Chief Accountant, the Company recorded the preferred stock and detachable warrant within Shareholders’ Equity on the Consolidated Balance Sheets. The preferred stock and detachable warrant were initially recognized based on their relative fair values at the date of issuance. As a result, the preferred stock’s carrying value is at a discount to the liquidation value or stated value. In accordance with the SEC’s Staff Accounting Bulletin No. 68, Increasing Rate Preferred Stock, the discount is considered an unstated dividend cost that shall be amortized over the period preceding commencement of the perpetual dividend using the effective interest method, by charging the imputed dividend cost against retained earnings and increasing the carrying amount of the preferred stock by a corresponding amount. The discount is therefore being amortized over five years using a 6.26% effective interest rate. The total stated dividends (whether or not declared) and unstated dividend cost combined represents a period’s total preferred stock dividend, which is deducted from net income to arrive ant net income available to common shareholders on the Consolidated Statements of Income.

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

Three-months ended March 31:	2009	2008
Weighted average number of common shares:
Average shares outstanding-basic	24,766,495	21,942,908
Average shares outstanding-diluted	24,766,495	23,347,826

As of March 31, 2009, stock options of 1,009,381, were not included in the computation of diluted earnings per share as their inclusion would have been anti-dilutive. No common stock equivalents are considered when the Company reports a net loss, as their inclusion would be anti-dilutive.

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

HIGHLIGHTS - For the first quarter ending March 31, 2009, the Company lost $3.6 million or $0.16 per fully diluted share, compared to earnings of $1.8 million or $0.08 per fully diluted share for the quarter ended March 31, 2008. Annualized return on average common shareholders’ equity was -9.29% and annualized return on average assets was -0.98% for the quarter ended March 31, 2009, as compared to an annualized return on average shareholders’ equity and return on average assets of 4.17% and 0.52%, respectively, for the quarter ended March 31, 2008. Compared with the quarter ended December 31, 2008, the reported loss declined $7.7 million or 68.14%.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was carried out by PremierWest Bancorp’s Management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and completely and accurately reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon that evaluation at the time of the Original Filing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by that report. As discussed in the Explanatory Note to this Amended Report, however, subsequent to the Original Filing the Company identified a material weakness in controls over review of financial statement disclosures. As a result, our Chief Executive Officer and Chief Financial Officer reconsidered their assessment and have now concluded that our disclosure controls and procedures were not effective during the first quarter of 2009.

CONTINUING REMEDIATION OF MATERIAL WEAKNESS IN INTERNAL CONTROL OVER FINANCIAL REPORTING

March 31, 2009

Subsequent to filing the Company’s Form 10-Q for the quarter ending March 31, 2009, the Company discovered a computational error in the calculation of shares outstanding that resulted in a one cent per share revision in reported loss per share for the period. The error occurred in connection with the calculation of shares outstanding adjusted for the declaration of a stock dividend during the quarter ended March 31, 2009 and payment of that dividend during the quarter ending June 30, 2009 and was discovered by the Company during a post-filing review of the document. In addition, the impact of the stock dividend was not appropriately reflected in all disclosures. Also noted in the post filing review was the omission of the 3-month period in the acquisition pro forma table disclosure (Note 2) and an error in the disclosure of the amount of charge-offs previously recognized on impaired loans (Note 3).

Management has made modifications to the internal control procedures for financial statement review to remediate this deficiency and anticipates that such controls will operate effectively for the remainder of 2009. The Company’s remediation action includes expansion of the disclosures committee to formalize the review process preceding the filing of a public document. The committee now consists of the President and Chief Executive Officer, the Chief Operating Officer, the Chief Financial Officer, the Chief Administrative Officer, the Chief Credit Officer, the Controller and other personnel possessing detailed knowledge of key information. The status of remediation of the material weakness will be continuously reviewed with the Audit Committee, which will be advised of issues encountered and key decisions reached by Management relating to the ongoing remediation activities.

The Company believes that ongoing improvement in its review procedures employed in processing and approving information included in documents for public release is of critical importance. Accordingly, the timetable for disclosure review has been accelerated to facilitate investigation to confirm the absence of errors and omissions.

December 31, 2008

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

The Company has been actively engaged in the development and implementation of a remediation plan to address the material weakness in controls over impaired loans as of December 31, 2008. The components of this remediation plan are intended to ensure that the key controls over the identification and valuation process of impaired loans are operating effectively and are sustainable. These components include assigning dedicated and experienced resources at the Company with the responsibility for identification and valuation, and strengthening corporate oversight over the valuation methodologies and processes. Management continues to assign the highest priority to the remediation efforts in this area, with the goal of fully remediating this material weakness by no later than year end 2009.

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

The Company recognizes that continued improvement in its internal controls over financial reporting related to impaired loans is necessary. Accordingly, the Company to date has modified its internal processes to more appropriately establish fair market values and impairment on collateral dependent loans and the criteria for determining the timing of related charge-offs, as detailed below:

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(a) [Not applicable.]

(b) [Not applicable.]

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

[None.]

ITEM 5. OTHER INFORMATION

[None.]

ITEM 6. EXHIBITS

(a)	Exhibits
	3.1	Articles of Incorporation of PremierWest Bancorp (incorporated by reference to Exhibit 3.1 to Form 8-K filed February 17, 2009
	3.2	Amended and Restated Bylaws of PremierWest Bancorp (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-4 filed November 16, 2007, File No. 333-147460)
	4.1	Letter Agreement including Securities Purchase Agreement – Standard Terms dated February 13, 2009, with the U.S. Treasury (incorporated by reference to Exhibit 4.2 to Form 8-K filed February 17, 2009)
	4.2	Warrant to purchase shares of common stock issued to U.S. Treasury (incorporated by Reference to Exhibit 4.3 to Form 8-K filed February 17, 2009)
	10.1	Form of Senior Executive Officer Waiver (incorporated by reference to Exhibit 10.1 to Form 8-K filed February 17, 2009)
	10.2	Form of Senior Executive Officer Agreement (incorporated by reference to Exhibit 10.2 to Form 8-K filed February 17, 2009)
	10.3	Purchase and Assumption Agreement with Wachovia Bank, N.A., dated February 19, 2009 (previously filed on Form 10-Q to which this amendment relates, filed May 11, 2009)
	31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Chief Financial Officer (Principal Accounting and Principal Financial Officer) required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2

Certification of Chief Financial Officer (Principal Accounting and Principal Financial Officer) required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

SIGNATURES: Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: June 11, 2009

PREMIERWEST BANCORP

/s/ James M. Ford
James M. Ford,  President and Chief Executive Officer

/s/ Michael D. Fowler
Michael D. Fowler, Chief Financial Officer and Principal Accounting Officer