Form 10-Q
period 2009-06-30
PREMIERWEST BANCORP
filed 2009-08-17
CIK 1102287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2009

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
Yes☐ No☒

The number of shares outstanding of Registrant's common stock as of August 11, 2009 was 24,766,928.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PREMIERWEST BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in 000’s)
(UNAUDITED)
ASSETS
	June 30,	December 31,	June 30,
	2009	2008	2008
Cash and cash equivalents:
Cash and due from banks	$34,822	$38,421	$44,050
Federal funds sold	33,350	165	-
Interest-bearing deposits with Federal Home Loan Bank	155	166	109
Total cash and cash equivalents	68,327	38,752	44,159
Interest-bearing CD's (greater than 90 days)	10,650	198	497
Investments:
Investment securities available-for-sale, at fair market value	173	188	211
Investment securities held-to-maturity, at amortized cost
(fair value of $35,178 at 6/30/09, $32,686 at 12/31/08,
and $30,154 at 6/30/08)	35,076	32,216	30,263
Investment securities - Community Reinvestment Act	4,000	4,000	4,000
Restricted equity securities	3,643	3,643	3,628
Total investments	42,892	40,047	38,102
Mortgage loans held-for-sale	1,097	308	821

Loans, net of deferred loan fees	1,199,776	1,246,573	1,272,858
Allowance for loan losses	(40,300)	(17,157)	(24,423)
Loans, net	1,159,476	1,229,416	1,248,435
Premises and equipment, net of accumulated
depreciation and amortization	46,629	48,146	48,572
Core deposit intangibles, net of amortization	2,095	2,453	2,811
Goodwill	70,437	70,400	75,256
Other real estate owned	14,588	4,423	1,244
Accrued interest and other assets	61,849	41,811	30,033
TOTAL ASSETS	$1,478,040	$1,475,954	$1,489,930

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits:
Demand	$244,083	$228,788	$234,672
Interest-bearing demand and savings	434,331	416,636	435,425
Time	570,357	565,845	550,714
Total deposits	1,248,771	1,211,269	1,220,811
Federal funds purchased	-	25,003	35,307
Federal Home Loan Bank borrowings	32	20,042	198
Junior subordinated debentures	30,928	30,928	30,928
Accrued interest and other liabilities	12,289	11,728	14,398
Total liabilities	1,292,020	1,298,970	1,301,642
COMMITMENTS AND CONTINGENCIES (Note 11)
SHAREHOLDERS' EQUITY
Series A Preferred Stock, no par value, 1,000,000 shares
authorized, no shares issued and outstanding	-	-	9,590
(no shares at 6/30/09 and 12/31/08, 11,000 shares at 6/30/08)
Series B Preferred Stock, no par value, 41,400 shares
authorized, issued and outstanding	39,368	-	-
(no shares at 12/31/08 and 6/30/08)
Warrant to purchase common stock	2,179	-	-
Common stock - no par value; 50,000,000 shares authorized;
24,766,928 shares issued and outstanding
(24,753,069 at 12/31/08 and 23,517,672 at 6/30/08)	173,046	168,032	158,270
Retained earnings (deficit)	(28,600)	8,913	20,384
Accumulated other comprehensive income	27	39	44
Total shareholders' equity	186,020	176,984	188,288
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,478,040	$1,475,954	$1,489,930

See accompanying notes.

PREMIERWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in 000’s, Except for Earnings (Loss) per Share Data)
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$18,859	$22,338	$38,598	$44,958
Interest on investments:
Taxable	231	274	468	494
Nontaxable	86	38	152	85
Interest on federal funds sold	37	15	54	56
Other interest and dividends	18	51	18	61

Total interest and dividend income	19,231	22,716	39,290	45,654

INTEREST EXPENSE
Deposits:
Interest-bearing demand and savings	1,028	1,656	2,074	3,941
Time	3,443	4,774	7,582	9,836
Federal funds purchased	-	93	14	194
Federal Home Loan Bank advances	-	4	18	46
Junior subordinated debentures	449	450	898	831

Total interest expense	4,920	6,977	10,586	14,848
Net interest income	14,311	15,739	28,704	30,806

LOAN LOSS PROVISION	50,390	5,225	61,090	8,300

Net interest income (loss) after loan loss provision	(36,079)	10,514	(32,386)	22,506

NON-INTEREST INCOME
Service charges on deposits accounts	1,355	1,284	2,607	2,367
Mortgage banking fees	227	123	389	253
Investment brokerage and annuity fees	317	482	590	826
Other commissions and fees	637	557	1,223	1,100
Other non-interest income	54	154	247	304

Total non-interest income	2,590	2,600	5,056	4,850

NON-INTEREST EXPENSE
Salaries and employee benefits	7,078	6,665	14,124	13,257
Net occupancy and equipment	1,819	1,893	3,697	3,762
Communications	499	535	1,001	1,059
Professional fees	432	531	1,100	946
Advertising	255	242	449	461
Other	3,163	2,286	5,476	4,141
Total non-interest expense	13,246	12,152	25,847	23,626

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	(46,735)	962	(53,177)	3,730
PROVISION (BENEFIT) FOR INCOME TAXES	(18,750)	314	(21,585)	1,279
NET INCOME (LOSS)	$(27,985)	$648	$(31,592)	$2,451
PREFERRED STOCK DIVIDENDS AND DISCOUNT ACCRETION	$(614)	$(69)	$(941)	$(138)

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(28,599)	$579	$(32,533)	$2,313

EARNINGS (LOSS) PER COMMON SHARE:
BASIC	$(1.15)	$0.02	$(1.32)	$0.10
DILUTED	$(1.15)	$0.02	$(1.32)	$0.10

See accompanying notes.

PREMIERWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE LOSS
(Dollars in 000’s, Except Share Amounts)
(UNAUDITED)

						Accumulated
					Retained	Other	Total
	Preferred Stock		Common Stock		Earnings	Comprehensive	Shareholders'	Comprehensive
	Shares	Amount	Shares	Amount	(Deficit)	Income	Equity	Loss
BALANCE - DECEMBER 31, 2007	11,000	$9,590	16,987,496	$97,266	20,759	60	127,675
Comprehensive loss:
Net loss	-	-	-	-	(7,539)	-	(7,539)	(7,539)
Other comprehensive loss
Amortization of unrealized gains
for investment securities
transferred to held-to-maturity	-	-	-	-	-	(20)	(20)	(20)
Unrealized losses on investment
securities available-for-sale	-	-	-	-	-	(1)	(1)	(1)
Comprehensive loss								$(7,560)
Preferred stock dividend declared	-	-	-	-	(275)	-	(275)
Common stock cash dividend declared	-	-	-	-	(4,032)	-	(4,032)
Stock-based compensation expense	-	-	-	433	-	-	433
Repurchase of common stock	-	-	(40,800)	(435)	-	-	(435)
Stockmans Bank Acquisition	-	-	5,357,404	60,967	-	-	60,967
Stock options exercised	-	-	12,970	66	-	-	66
Stock options exercised (Note 4)	-	-	189,958	1,115	-	-	1,115
Shares exchanged in payment of
option exercise consideration (Note 4)	-	-	(102,599)	(1,108)	-	-	(1,108)
Income tax benefit of stock options
exercised	-	-	-	138	-	-	138
Preferred stock converted to common	(11,000)	(9,590)	1,169,922	9,590	-	-	-
BALANCE - DECEMBER 31, 2008	-	-	23,574,351	168,032	8,913	39	176,984
Comprehensive loss:
Net loss	-	-	-	-	(31,592)	-	(31,592)	$(31,592)
Other comprehensive loss
Amortization of unrealized gains
for investment securities	-	-	-	-	-	-	-
transferred to held-to-maturity	-	-	-	-	-	(12)	(12)	(12)
Comprehensive loss								$(31,604)
Preferred stock dividend declared	-	-	-	-	(794)	-	(794)
Common stock dividend (5%)	-	-	1,178,711	4,741	(4,741)	-	-
Common stock cash dividend	-	-	-	-	(236)	-	(236)
Cash paid for fractional shares				-	(3)		(3)
Stock-based compensation expense	-	-	-	224	-	-	224
Stock options exercised	-	-	13,866	48	-	-	48
Income tax benefit of stock options
exercised	-	-	-	1	-	-	1
Issuance of Series B preferred stock to							-
U.S. Treasury, and accretion of discount	41,400	39,368	-	-	(147)	-	39,221
Issuance of warrant to U.S. Treasury	-	2,179	-	-	-	-	2,179
BALANCE - June 30, 2009	41,400	$41,547	24,766,928	$173,046	$(28,600)	$27	$186,020

See accompanying notes.

PREMIERWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in 000’s)
(UNAUDITED)
	For the Six Months Ended
	June 30,	June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(31,592)	$2,451
Adjustments to reconcile net income (loss) to net cash
from operating activities:
Depreciation and amortization	1,890	1,952
Loan loss provision	61,090	8,300
Deferred income taxes	12,947	(194)
Amortization of premiums and accretion of discounts
on investment securities, net	147	(2)
Funding of loans held-for-sale	(21,033)	(15,444)
Sale of loans held-for-sale	20,633	15,444
Gain on sale of loans held-for-sale	(389)	(252)
Change in BOLI value (net of benefit obligations)	222	-
Stock-based compensation expense	224	258
Excess tax benefit from stock options exercised	-	(163)
Gain on sales of premises and equipment	(38)	(31)
Write down of other real estate owned impairment	187	-
Write down of low income housing tax credit investment	76	-
Changes in accrued interest receivable/payable and other
assets/liabilities	(52,965)	(2,768)
Net cash provided by (used in) operating activities	(8,601)	9,551
CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds of investment CD	(10,452)	(497)
Proceeds from principal payments received on mortgage-backed
securities available-for-sale	16	11
Purchase of investment securities held-to-maturity	(14,787)	(15,552)
Proceeds from maturities and calls of investment
securities held-to-maturity	11,767	21,300
Purchase of Community Reinvestment Act investments	-	(4,000)
Proceeds from redemption of Federal Home Loan Bank stock	-	318
Loan originations, net	19,015	(39,400)
Purchase of premises and equipment	(445)	(2,654)
Sale of premises and equipment	468	863
Purchase of low income housing tax credit investment	(575)	-
Cash and cash equivalents received, net of cash paid for acquisition of Stockmans
Financial Group	-	90,821
Net cash provided by investing activities	5,007	51,210
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	37,502	(11,548)
Net decrease in Federal Home Loan Bank borrowings	(20,010)	(32,428)
Net decrease in Federal Funds purchased	(25,003)	(18,712)
Repurchase of common stock	-	(435)
Dividends paid on common stock	(236)	(2,363)
Dividends paid on preferred stock	(529)	-
Cash paid for fractional shares relating to stock dividend	(3)	-
Stock options exercised	48	49
Excess tax benefit from stock options exercised	-	163
Proceeds from issuance of preferred stock	41,400	-
Net cash provided by (used in) financing activities	33,169	(65,274)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	29,575	(4,513)
CASH AND CASH EQUIVALENTS - Beginning of the period	38,752	48,672
CASH AND CASH EQUIVALENTS - End of the period	$68,327	$44,159

SUPPLEMENTAL DISCOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$11,122	$14,134
Cash paid for taxes	$650	$4,495
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
Transfers of loans to other real estate owned	$10,165	$1,244
Income tax benefit of stock options exercised	$1	$164
Increase in goodwill resulting from acquisition of Stockmans Financial Group	$37	$54,314
Preferred cash dividend declared but not yet paid	$265	$138
Accretion of preferred stock discount	$147	$-
Common cash dividend declared but not yet paid	$-	$1,344
Stock issued for acquisition of Stockmans Financial Group	$-	$60,968

See accompanying notes.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – The accompanying consolidated financial statements include the accounts of PremierWest Bancorp (the Company or PremierWest) and its wholly-owned subsidiary, PremierWest Bank (the Bank).

The Bank offers a full range of financial products and services through a network of 48 full service branch offices, 41 of which are located along the Interstate 5 freeway corridor between Roseburg, Oregon, and Sacramento, California. This total includes the two recently acquired Wachovia branches in Davis and Grass Valley, California (refer to Note 14). Of the 48 full service branch offices, 24 are located in Oregon (Jackson, Josephine, Deschutes, Douglas, and Klamath Counties) and 24 are located in California (Siskiyou, Shasta, Butte, Tehama, Placer, Sacramento, Nevada and Yolo Counties). The Bank’s activities include the usual lending and deposit functions of a community-oriented commercial bank: commercial, real estate, installment, and mortgage loans; checking, time deposit, and savings accounts; mortgage loan brokerage services; and automated teller machines (ATMs) and safe deposit facilities. The Bank has three subsidiaries: Premier Finance Company, PremierWest Investment Services, Inc., and Blue Star Properties, Inc. Premier Finance Company has offices in Medford, Grants Pass, Redmond, Roseburg, Klamath Falls, Eugene and Portland, Oregon and Redding, California and is engaged in the business of consumer lending. PremierWest Investment Services, Inc. operates throughout the Bank’s market area providing brokerage services for investment products including stocks, bonds, mutual funds and annuities. Blue Star Properties, Inc. serves solely to hold real estate properties for the Company.

In December 2004, the Company established PremierWest Statutory Trust I and II (the Trusts), as wholly-owned Delaware statutory business trusts, for the purpose of issuing guaranteed individual beneficial interests in junior subordinated debentures (Trust Preferred Securities). The Trusts issued $15.5 million in Trust Preferred Securities for the purpose of providing additional funding for operations and enhancing the Company’s consolidated regulatory capital. A third trust, the Stockmans Financial Trust I in the amount of $15.5 million, was added in 2008 pursuant to the acquisition of Stockmans Financial Group. In accordance with the Financial Accounting Standards Board’s (“FASB”) Interpretation No. 46(R), “Consolidation of Variable Interest Entities,” the Company has not included the Trusts in its consolidated financial statements but has recognized, as junior subordinated debt, the outstanding balance of the Trust Preferred Securities as of June 30, 2009 and 2008.

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

The balance sheet data as of December 31, 2008 were derived from audited financial statements and does not include all disclosures contained in the 2008 Annual Report to Shareholders. The interim consolidated financial statements should be read in conjunction with the Company's 2008 consolidated financial statements, including the notes thereto, included in the 2008 Annual Report to Shareholders as filed with the Securities and Exchange Commission under Form 10-K/A (Amendment No. 1). The reader should keep in mind that the results of operations for the interim periods shown in the accompanying consolidated financial statements are not necessarily indicative of results for any future interim periods or the entire fiscal year.

Method of accounting and use of estimates – The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. This requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of income and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates made by Management involve the calculation of the allowance for loan losses, the fair value of available-for-sale investment securities, the value of other real estate owned, and the calculations involved in determining potential goodwill impairment.

The Company utilizes the accrual method of accounting which recognizes income when earned and expenses when incurred. In preparation of the consolidated financial statements, all significant intercompany accounts and transactions have been eliminated.

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through August 14, 2009, the date the financial statements were available to be issued. In Management’s opinion, all accounting adjustments necessary to accurately reflect the financial position and results of operations on the accompanying financial statements have been made. These adjustments include normal and recurring accruals considered necessary for a fair and accurate presentation. The results for interim periods are not necessarily indicative of results for the full year or any other interim period.

Reclassifications – Certain reclassifications have been made to the 2008 consolidated financial statements to conform to current year presentations. These reclassifications have no effect on previously reported net income (loss) or earnings (loss) per share.

Stock dividends – Share and per share data in the accompanying consolidated financial statements reflect all previously declared and paid stock dividends. A 5% stock dividend was declared in January 2009, June 2007, June 2006 and June 2005. The Company did not declare a stock dividend in 2008. The first quarter 2009 stock dividend was declared on January 8, 2009, for shareholders of record March 31, 2009, and was paid on April 15, 2009. The impact of this stock dividend has been reflected in the statement of operations, statement of shareholders’ equity and comprehensive loss, and all share and per share amounts for all periods presented.

Cash dividends – On January 8, 2009, the Company declared a $0.01 per share quarterly cash dividend. The dividend was paid on February 17, 2009 to PremierWest Bancorp shareholders of record as of January 30, 2009.

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

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

(Dollars in 000's)

Fair value of assets acquired:	January 26, 2008
Cash and cash equivalents	$56,688
Investment securities	32,008
Fed funds sold	58,925
Loans, net	203,381
Premises and equipment	9,556
Core deposit intangibles	1,635
Other assets	8,918
Total fair value of assets acquired	$371,111

Fair value of liabilities assumed:
Deposits	$296,051
Borrowed funds	18,618
Junior subordinated debentures	15,464
Other liabilities	4,714
Total fair value of liabilities assumed	$334,847

Net assets acquired	$36,264

Shares of PremierWest common stock	$60,967
Cash paid to common shareholders of
Stockmans Bank	22,769
Transaction costs	2,023
Total consideration	85,759
Goodwill	$49,495

The core deposit intangible asset represents the value ascribed to the long-term deposit relationships acquired. This intangible asset is being amortized on a straight-line basis over a weighted average estimated useful life of seven years. The core deposit intangible asset is not estimated to have a significant residual value. Goodwill represents the excess of the total purchase price paid for Stockmans Bank over the fair values of the assets acquired, net of the fair value of the liabilities assumed. Goodwill is not amortized, but is evaluated for possible impairment at least annually and more frequently if events and circumstances indicate that the asset might be impaired. No impairment losses were recognized in connection with core deposit intangibles or goodwill during the period from acquisition to June 30, 2009.

The following table represents unaudited pro forma results of operations for the six months ended June 30, 2008, as if the acquisition of Stockmans Bank had occurred at the beginning of 2008. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred at the beginning of 2008.

(Dollars in 000's, except per share data)

Six Months Ended
June 30, 2008
Net interest income	$31,316
Provision for loan losses	(8,300)
Non-interest income	4,996
Non-interest expense	(24,065)
Income before income taxes	3,947
Provision for income taxes	(1,510)
Net income	$2,437

Earnings per share
Basic	$0.10
Diluted	$0.10

Weighted average shares outstanding
Basic	23,511,720
Diluted	23,562,462

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

The Company used the following methods and significant assumptions to estimate fair value for its assets measured and carried at fair value in the financial statements:

Investment securities available-for-sale – Securities classified as available-for-sale are reported at fair value utilizing Level 2 inputs. Fair values for investment securities are based on quoted market prices or the market values for comparable securities. The Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. Available-for-sale securities is the only balance sheet category the Company accounts for at fair value on a recurring basis, as defined in the fair value hierarchy of SFAS 157. The following table presents information about these securities and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

(Dollars in 000's)			Fair Value Measurements
			At 6/30/09 Using

			Quoted Prices in Active
	Fair Value		Markets for Identical	Other Observable Inputs	Significant Unobservable
Description	6/30/2009		Assets (Level 1)	(Level 2)	Inputs (Level 3)

Securities Available-for-sale		$173	$ -	$173	$ -
Total Assets Measured at Fair Value		$173	$ -	$173	$ -

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

The following table presents the fair value measurement for non-recurring assets as of June 30, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

(Dollars in 000's)		Fair Value Measurements
		At 6/30/09 Using

		Quoted Prices in Active
	Fair Value	Markets for Identical	Other Observable Inputs	Significant Unobservable
Description	6/30/2009	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Other real estate owned	$14,588	$ -	$ -	$14,588
Loans measured for impairment	55,330	-	-	55,330
Specific reserves on impaired loans	(3,075)	-	-	(3,075)
Total Assets Measured at Fair Value	$66,843	$ -	$ -	$66,843

The other real estate owned amount above represents impaired real estate that has been adjusted to fair value. Other real estate owned represents real estate which the Bank has taken control of in partial or full satisfaction of loans. At the time of foreclosure, other real estate owned is recorded as the lower of the carrying amount of the loan or fair value less estimated costs to sell, which becomes the property’s new basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan and lease losses. After foreclosure, Management periodically performs valuations such that the real estate is carried at the lower of its new cost basis or fair value, net of estimated costs to sell. Fair value adjustments on other real estate owned are recorded as a net loss on real estate owned. This loss represents impairments on other real estate owned for fair value adjustments based on the fair value of the real estate. In addition to the specific reserves applied to certain loans of $3.1 million, the Bank also had $24.0 million of charge-offs related to the $55.3 million of loans measured for impairment.

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

In addition, as the Bank normally intends to hold the majority of its financial instruments until maturity, it does not expect to realize many of the estimated amounts disclosed. The disclosures also do not include estimated fair value amounts for items which are not defined as financial instruments but which have significant value. These include such off-balance sheet items as core deposit intangibles on non-acquired deposits. The Bank does not believe that it would be practicable to estimate a representational fair value for these types of items as of June 30, 2009 and December 31, 2008.

As SFAS No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements, any aggregation of the fair value amounts presented in the following table would not represent the underlying value of the Bank:

	As of June 30, 2009		As of December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

Financial assets:
Cash and cash equivalents	$68,327	$68,327	$38,752	$38,752
Investment securities available-for-
sale	$173	$173	$188	$188
Investment securities held-to-
maturity	$35,076	$35,178	$32,216	$32,686
Investment securities -	$4,000	$4,000	$4,000	$4,000
Community Reinvestment Act
Restricted equity investments	$3,643	$3,643	$3,643	$3,643
Loans held-for-sale	$1,097	$1,097	$308	$308
Loans, net*	$1,159,476	$1,078,956	$1,229,416	$1,137,572

Financial liabilities:
Deposits	$1,248,771	$1,256,625	$1,211,269	$1,217,591
Federal funds purchased	$-	$-	$25,003	$25,003
FHLB borrowings	$32	$32	$20,042	$20,048
Junior subordinated debentures	$30,928	$10,473	$30,928	$12,416

*Net of allowance for loan losses and deferred loan fees

NOTE 4 – STOCK-BASED COMPENSATION

At June 30, 2009, PremierWest Bancorp had one active equity incentive plan – the 2002 Stock Incentive Plan (“2002 Plan”). The 2002 Plan was initially established in May 2002 and approved by shareholders. The plan was amended and restated in May 2005 to allow for the issuance of restricted stock grants in addition to stock options. The plan was also amended and restated in May 2007 to increase the number of shares available for issuance under the plan by 1,000,000 shares. Both amendments were approved by shareholders. The amended and restated 2002 Plan presently authorizes the issuance of up to 2,145,123 shares of stock, of which 1,133,309 shares were available for issuance at June 30, 2009. As of June 30, 2009, there were no restricted stock grants outstanding.

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

During the six month period ended June 30, 2009, stock option activity was as follows:

			Weighted Average	Aggregate
	Number	Weighted Average	Remaining	Intrinsic Value
	of Shares	Exercise Price	Contractual Term	(in thousands)
Stock options outstanding, 12/31/2008	1,049,399	$8.97
Granted	7,100	$3.77
Exercised	(14,559)	$3.01		$30
Forfeited	(9,607)	$10.21
Expired	(20,519)	$6.13
Stock options outstanding, 6/30/09	1,011,814	$9.06	6.39	$-
Stock options exercisable, 6/30/09	543,529	$8.20	4.96	$-

PremierWest Bancorp follows Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires companies to measure and recognize as compensation expense the grant date fair market value for all share-based awards. That portion of the grant date fair market value that is ultimately expected to vest is recognized as expense over the requisite service period, typically the vesting period, utilizing the straight-line attribution method. SFAS 123R requires companies to estimate the fair market value of stock-based payment awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model to value its stock options. The Black-Scholes model requires the use of assumptions regarding the historical volatility of the Company’s stock price, its expected dividend yield, the risk-free interest rate and the weighted average expected life of the options. The following schedule reflects the weighted-average assumptions included in this model as it relates to the valuation of options granted for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Risk-free interest rate	3.2%	3.4%	3.0%	3.3%
Expected dividend	2.54%	2.62%	2.54%	2.48%
Expected lives, in years	7.0	7.2	7.0	7.0
Expected volatility	28%	30%	28%	29%

The weighted-average grant date fair value of options granted during the three month period ending June 30, 2009 was $0.95.

SFAS 123R requires that the cash flows from the tax benefits resulting from tax deductions in excess of the compensation expense recognized for stock options (excess tax benefits) be reported as financing cash flows. Excess tax benefits classified as financing cash inflows for the three months ended June 30, 2009 and 2008 were $0 and $163,000, respectively.

Stock-based compensation expense recognized under SFAS 123R was $112,000 with a related tax benefit of $44,800, for the quarter ended June 30, 2009, compared to stock-based compensation expense of $102,000, with a related tax benefit of $39,000, for the quarter ended June 30, 2008. At June 30, 2009, unrecognized stock-based compensation expense totaled $1,134,000 and will be expensed over a period of approximately 7 years.

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

NOTE 5 - INVESTMENT SECURITIES

Investment securities at June 30, 2009 and December 31, 2008 consisted of the following:
(Dollars in 000's)
	June 30, 2009
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Available-for-sale:
Mortgage-backed securities and collateralized
mortgage obligations	$171	$2	$-	$173
Total	$171	$2	$-	$173

Held-to-maturity:
Mortgage-backed securities and collateralized
mortgage obligations	$1,786	$50	$-	$1,836
U.S. Government and agency securities	30,069	236	(195)	30,110
Obligations of states and political subdivisions	3,221	29	(18)	3,232
Total	$35,076	$315	$(213)	$35,178
Investment securities -	$4,000	$-	$-	$4,000
Community Reinvestment Act
Restricted equity securities	$3,643	$-	$-	$3,643

	December 31, 2008
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Available-for-sale:
Mortgage-backed securities and collateralized
mortgage obligations	$188	$1	$(1)	$188
Total	$188	$1	$(1)	$188

Held-to-maturity:
Mortgage-backed securities and collateralized
mortgage obligations	$1,799	$52	$-	$1,851
U.S. Government and agency securities	27,496	419	-	27,915
Obligations of states and political subdivisions	2,921	22	(23)	2,920
Total	$32,216	$493	$(23)	$32,686
Investment securities -	$4,000	$-	$-	$4,000
Community Reinvestment Act
Restricted equity securities	$3,643	$-	$-	$3,643

The table below presents the gross unrealized losses and fair value of the Bank’s investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2009. Of these amounts, two available-for-sale and one held-to-maturity investments comprised the less than 12 months category, and four available-for-sale and six held-to-maturity investments comprised the 12 months or more category. Total unrealized losses for available-for-sale securities at June 30, 2009, were approximately $400, and therefore, were not included in the table below.

At June 30, 2009
(Dollars in 000's)
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Held-to-maturity:
U.S. Government and agency securities	$5,480	$(195)	$-	$-	$5,480	$(195)
Obligations of state and political
subdivisions	512	(1)	1,076	(17)	1,588	(18)

	$5,992	$(196)	$1,076	$(17)	$7,068	$(213)

All unrealized losses reflected above have been the result of changes in interest rates subsequent to the purchase of the securities. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Bank has the ability and intent to hold these investments until a market price recovery is realized, or to maturity, and it is unlikely that the

Company will be required to sell the security before recovery of its amortized cost basis, then the unrealized losses on these investments are not considered other-than-temporarily impaired.

The amortized cost and estimated fair value of investment securities at June 30, 2009, by contractual maturity are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value

Due in one year or less	$-	$-	$14,583	$14,735
Due after one year through
five years	-	-	13,189	13,263
Due after five years through
ten years	96	96	5,518	5,344
Due after ten years	75	77	1,786	1,836

	$171	$173	$35,076	$35,178

At June 30, 2009, investment securities with an estimated fair market value of $35.3 million were pledged to secure public deposits, certain nonpublic deposits and borrowings.

As required of all members of the Federal Home Loan Bank of Seattle (FHLB) system, the Company maintains investment in the capital stock of the FHLB in an amount equal to the greater of $500 or 0.5% of home mortgage loans and pass-through securities plus 5.0% of the outstanding balance of mortgage home loans sold to FHLB under the Mortgage Purchase Program. The FHLB system, the largest government sponsored entity in the United States, is made up of 12 regional banks, including the FHLB of Seattle. Participating banks record the value of FHLB stock equal to its par value at $100 per share. The Company is required to hold FHLB’s stock in order to receive advances and views this investment as long-term. Thus, when evaluating it for impairment, the value is determined based on the recovery of the par value through redemption by the FHLB or from the sale to another member, rather than by recognizing temporary declines in value. Although the FHLB disclosed that it incurred net losses in the fiscal year 2008 and has suspended dividend payments to its members, it remains adequately capitalized as of June 30, 2009. The Company has concluded that its investment in FHLB is not impaired as of June 30, 2009 and believes that it will ultimately recover the par value of its investment in this stock.

NOTE 6 – LOANS, NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

Loans as of June 30, 2009 and December 31, 2008 consisted of the following:
(Dollars in 000's)	2009	2008
Real estate-commercial	$618,109	$604,728
Real estate-construction	238,436	280,219
Real estate-residential	31,860	22,587
Commercial	175,903	199,739
Agricultural	49,580	48,640
Consumer	81,431	82,253
Overdrafts	3,640	7,462
Other	2,109	2,360
Gross loans	1,201,068	1,247,988
Less: allowance for loan losses	(40,300)	(17,157)
Less: deferred loan fees	(1,292)	(1,415)
Loans, net	$1,159,476	$1,229,416

Transactions in the allowance for loan losses for the six months ended June 30, 2009 and June 30, 2008 were as follows:
(Dollars in 000's)	2009	2008
BALANCE, beginning of the period	$17,157	$11,450
Stockmans Bank purchase (1)	-	9,112
Loans charged-off	(38,513)	(4,779)
Loan recoveries	566	340
Loan loss provision	61,090	8,300
BALANCE, end of the period	$40,300	$24,423
(1) Amount resulting from the acquisition of Stockmans Bank - refer to Note 2.

The following table summarizes non-performing assets as of June 30, 2009 and December 31, 2008:
(Dollars in 000's)	2009	2008
Non-performing loans	$103,185	$68,496
Impaired loans in process of collection	-	12,682
Loans past due greater than 90 days but not on non-accrual status	235	1,437
Total non-performing loans	103,420	82,615
Other real estate owned	14,588	4,423
Total non-performing assets	$118,008	$87,038
Non-performing loans to gross loans	8.61%	6.62%
Non-performing assets to total assets	7.98%	5.90%

NOTE 7 - GOODWILL

The Company performs a goodwill impairment analysis on an annual basis as of December 31 and on an interim basis when events or circumstances suggest impairment may potentially exist. A significant amount of judgment is required in determining if indications of impairment have occurred including, but not limited to, a sustained and significant decline in the stock price and market capitalization of the Company, a significant decline in the future cash flows expected by the Company, an adverse regulatory action, a significant adverse change in the Company’s business operating environment, etc.

At June 30, 2009, the Company determined that a number of factors suggested that goodwill impairment might exist and, accordingly engaged an independent third party valuation consultant to perform an impairment analysis as had been done as of December 31, 2008 and as of March 31, 2009. An impairment analysis includes a two step process, the first step of which compares the fair value of a reporting unit to its carrying value.

Because the Company’s operations are comprised almost exclusively of its commercial banking activities, the step one analysis assessed the fair value of the entire Company as a single unit against its carrying value. As a consequence of the general banking environment and a continuing decline in the Company’s market capitalization below the book value of its equity on the balance sheet at June 30, 2009, the step one analysis indicated that a step two evaluation was required to properly assess potential goodwill impairment.

The step two analysis involves the determination of the fair value of the reporting unit’s assets and liabilities. Fair value adjustments to all components of the balance sheet were determined as follows:

The loan portfolio was valued in accordance with SFAS 157 reflecting a priority of valuation methodology. Accordingly, Level 1 and Level 2 inputs were unavailable due to the absence of conformity of loans (with the exception of mortgage loans) and to the significant liquidity discount inherent in bank credits as a consequence of general economic conditions. Loans were aggregated into pools with similar characteristics for purposes of using the discounted cash flow methodology for determining the fair value of each pool. The monthly principal and interest totals for each pool of loans were projected based on the contractual terms of the loans, including maturity and amortization requirements with adjustments for prepayments where appropriate. Discount rates applied to cash flows from each loan pool were developed using the “build-up” method that takes into account factors including funding costs, required rate of return on equity capital, adjustments for servicing costs and an illiquidity premium that was developed using data collected during prior economic downturns and analyzed by our independent consultant.

Other balance sheet component fair value adjustments incorporated in the goodwill impairment analysis were developed using the following methodologies:

•	Investment securities were valued using market value as of the measurement date.
•

The value of real estate owned by and used in the Company’s operating activities was estimated using a nominal discount from the current carrying cost of the land and structures based on location, prevailing market conditions and age.

•

Core deposit intangible was valued using the discounted cash flow approach using the difference in cash flows between maintaining the existing core deposit base and obtaining alternative funds over the life of the deposit base. The cost of alternative funding was assumed to be equivalent to brokered certificate of deposit rates for deposit equivalent durations as of the measurement date. The discount rate used was 15%.

•

Time deposits (CD’s) were valued by separating them into pools of retail CD’s under $100,000, long term deposits and jumbo CD’s with retail CD’s with maturities over four years placed in the long term deposit pool. Average interest rates for each period the time deposits were outstanding were calculated and applied to balances outstanding by respective period to establish principal and interest cash flows for each deposit pool. The cash flows were then discounted using published current CD market rates and current brokered CD rates as of the measurement date.

Based on the results of our step two analysis, the Company concluded that the implied fair value of the goodwill was greater than its carrying value on the Company’s balance sheet and that no goodwill impairment existed at June 30, 2009.

Should the Company’s common stock price decline further and continue to trade below book value or should economic conditions and the Company’s business operating environment continue to deteriorate in the future, the Company may determine that goodwill impairment has occurred. In that circumstance, the Company would be required to recognize such impairment as a charge to earnings in the future period in which such impairment occurs. While such impairment could be material to the Company’s results of operations and financial position, it would have no effect on the Company’s cash balances, liquidity or regulatory capital ratios.

NOTE 8 - LINE OF CREDIT AND OTHER BORROWINGS

The Bank had outstanding letters of credit with the Federal Home Loan Bank (FHLB) totaling $22.0 million and $20.0 million as of June 30, 2009 and December 31, 2008, respectively. These letters of credit are used to support its public funds pledging requirements as well as providing customers with excess deposit insurance. Letters of credit do not increase the Bank’s outstanding borrowings; however, they reduce the Bank’s borrowing availability. The Bank makes monthly principal and interest payments on long-term borrowings and monthly payments of interest only on short-term borrowings under the FHLB’s Cash Management Advance (CMA) program.

Of the total outstanding advances at June 30, 2009 and December 31, 2008, the Company had long-term borrowings of $32,000 and $42,000, respectively. The $32,000 outstanding at June 30, 2009 will fully amortize to maturity in 2014. Presently, monthly payments of approximately $600 plus interest are being made against these long-term advances with an annual interest rate of 6.53%.

The Bank also utilizes FHLB’s Cash Management Advance program for short-term borrowing needs. Advances taken under this program mature in less than one year. As of June 30, 2009, the Company had no outstanding CMA advances; as of December 31, 2008, the Company had $20.0 million in outstanding CMA advances.

All outstanding borrowings with the FHLB are collateralized as provided for under the Advances, Security and Deposit Agreement between the Bank and the FHLB and include the Bank’s FHLB stock and any funds or investment securities held by the FHLB that are not otherwise pledged for the benefit of others. In addition, certain qualifying loans were pledged to support the Bank’s outstanding advances and provided for immediate available borrowing capacity, after subtracting existing borrowings and outstanding letters of credit, of approximately $9.7 million and $14.3 million as of June 30, 2009 and December 31, 2008, respectively.

As an additional source of liquidity, the Bank maintains unsecured federal funds lines with a correspondent bank. Federal funds purchased generally mature within one to four days from the transaction date. As of June 30, 2009 the Company had $20.0 million available borrowing capacity through a correspondent bank. The Company also had funding availability with the Federal Reserve Bank of San Francisco of $33.8 million through a line secured by a pledge of certain commercial real estate loans. Outstanding balances under these commitments at June 30, 2009 and December 31, 2008 were zero and $25.0 million, respectively.

NOTE 9 – JUNIOR SUBORDINATED DEBENTURES

On December 30, 2004, the Company established two wholly-owned statutory business trusts (PremierWest Statutory Trust I and II) that were formed to issue junior subordinated debentures and related common securities. On August 25, 2005, Stockmans Financial Group established a wholly-owned statutory business trust (Stockmans Financial Trust I) to issue junior subordinated debentures and related common securities. Following the acquisition of Stockmans Financial Group, the Company became the successor in interest to Stockmans Financial Trust I. Common stock issued by each of the Trusts and held as an investment by the Company is recorded in other assets in the consolidated balance sheets. Following are the terms of the junior subordinated debentures as of June 30, 2009.

		Issued		Maturity	Redemption
Trust Name	Issue Date	Amount	Rate(1)(2)(3)	Date	Date

PremierWest Statutory	December			December	December
Trust I	2004	$7,732,000	5.65%	2034	2009

PremierWest Statutory	December			March	March
Trust II	2004	7,732,000	5.65%	2035	2010

Stockmans Financial	August	15,464,000	5.93%	September	September
Trust I	2005			2035	2010
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

NOTE 10 – PREFERRED STOCK

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

In connection with the issuance and sale of the Company’s securities, the Company entered into a Letter Agreement including the Securities Purchase Agreement-Standard Terms, dated February 13, 2009, with the United States Department of the Treasury (the “Agreement”). The Agreement contains limitations on the payment of quarterly cash dividends on the Company’s common stock in excess of $0.065 per share and on the Company’s ability to repurchase its common stock. The Agreement also grants the holders of the Series B Preferred Stock, the Warrant and the common stock to be issued under the Warrant registration rights, and subjects the Company to executive compensation limitations included in the Emergency Economic Stabilization Act of 2008 as amended by the American Recovery and Reinvestment Act of 2009. Participants in the TARP Capital Purchase Program are required to have in place limitations on the compensation of Senior Executive Officers and other employees.

The Series B Preferred Stock (“Preferred Stock”) will bear cumulative dividends at a rate of 5.0% per annum for the first five years and 9.0% per annum thereafter, in each case, applied to the $1,000 per share liquidation preference, but will only be paid when, as and if declared by the Company’s Board of Directors out of funds legally available. The Preferred Stock has no maturity date and ranks senior to the Company’s common stock with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of the Company.

In February 2009, following passage of the American Recovery and Reinvestment Act of 2009, the program terms were changed and the Company is no longer required to conduct a qualified equity offering prior to retirement of the Series B Preferred Stock; however, prior approval of the Company’s primary federal regulator is required.

The Preferred Stock is not subject to any contractual restrictions on transfer. The holders of the Preferred Stock have no general voting rights, and have only limited class voting rights including authorization or issuance of shares ranking senior to the Preferred Stock, any amendment to the rights of the Preferred Stock, or any merger, exchange or similar transaction which would adversely affect the rights of the Preferred Stock. If dividends on the Preferred Stock are not paid in full for six dividend periods, whether or not consecutive, the Preferred Stock holders will have the right to elect two directors. The right to elect directors will end when full dividends have been paid for four consecutive dividend periods. The Preferred Stock is not subject to sinking fund requirements and has no participation rights.

In accordance with the relevant accounting pronouncements and a letter from the Securities and Exchange Commission’s (the “SEC”) Office of the Chief Accountant, the Company recorded the Preferred Stock and detachable Warrant within Shareholders’ Equity on the Consolidated Balance Sheets. The Preferred Stock and detachable Warrant were initially recognized based on their relative fair values at the date of issuance. As a result, the Preferred Stock’s carrying value is at a discount to the liquidation value or stated value. In accordance with the SEC’s Staff Accounting Bulletin No. 68, “Increasing Rate Preferred Stock,” the discount is considered an unstated dividend cost that shall be amortized over the period preceding commencement of the perpetual dividend using the effective interest method, by charging the imputed dividend cost against retained earnings and increasing the carrying amount of the Preferred Stock by a corresponding amount. The discount is therefore being amortized over five years using a 6.26% effective interest rate. The total stated dividends (whether or not declared) and unstated dividend cost combined represents a period’s total Preferred Stock dividend, which is deducted from net income to arrive at net income available to common shareholders on the Consolidated Statements of Income.

As of June 30, 2009, the Company has accrued for the second quarter’s dividend payment. As of June 30, 2009, no dividends were in arrears.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve various levels and elements of credit and interest rate risk in excess of the amount recognized in the accompanying consolidated financial statements. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. As of June 30, 2009, the Company had $118.1 million of commitments to extend credit to customers and $24.0 million of standby letters related to extensions of credit.

In the ordinary course of business, the Bank may become involved in various litigation arising from normal banking activities. In the opinion of Management, the ultimate disposition of current actions will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

The Company has committed to make an additional Community Reinvestment Act (CRA) investment in the amount of $1.0 million, which is scheduled to be paid by August 31, 2009.

NOTE 12 - EARNINGS (LOSS) PER SHARE

The Company's basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders (net income (loss) less dividends declared and accretion of discount on preferred stock) by the weighted average number of common shares outstanding during the period, after giving retroactive effect to stock dividends and splits. The Company's diluted earnings (loss) per common share is computed similar to basic earnings (loss) per common share except that the numerator is equal to net income (loss) and the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. Included in the denominator is the dilutive effect of stock options computed under the treasury stock method and the dilutive effect of preferred stock and/or the U.S. Treasury Warrant as if converted to common stock. The following summarizes the weighted average shares outstanding for computation of basic and diluted shares for the three and six months ended June 30, 2009 and 2008.

Three months ended June 30:	2009	2008
Weighted average number of common shares:
Average shares outstanding-basic	24,766,928	23,509,708
Average shares outstanding-diluted	24,766,928	23,516,299

Six months ended June 30:	2009	2008
Weighted average number of common shares:
Average shares outstanding-basic	24,720,994	22,739,017
Average shares outstanding-diluted	24,720,994	22,789,760

As of June 30, 2009, approximately 2,089,000 shares related to stock options and the U.S. Treasury Warrant issued for the purchase of common stock (approximately 1,090,000 of the total), were not included in the computation of diluted earnings per share as their inclusion would have been anti-dilutive. Stock options of 555,000 and 850,000, respectively, for the three months and six months ended June 30, 2008, were not included in the computation of diluted earnings per share, as their inclusion would also have been anti-dilutive. No common stock equivalents are considered when the Company reports a net loss, as their inclusion would also be anti-dilutive.

NOTE 13 - RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification™ and the Hierachy of Generally Accepted Acounting Principles–a replacement of FASB Statement No. 162  ( “SFAS 168 ”).  The FASB Accounting Standards Codification™  will become the source of authoritative US generally accepted accounting principles (GAAP) recognized by the FASB for nongovernmental entities. SFAS 168 will supersede Statement 162 (see below) as all of SFAS 168 content will be of the same level of authority, which SFAS 162 previously identified and arranged in a hierarchy. SFAS 168 will be effective for all financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of SFAS 168 to have a material impact on the consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). Generally, SFAS 167 was issued to improve the financial reporting by companies involved with variable interest entities. Specifically, SFAS 167 addresses the effects on some provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” namely, how to account for the elimination of the qualifying special purpose concept in FASB Statement No. 166, “Accounting for Transfers of Financial Assets” (see below). It also addresses concerns about the accounting and disclosures required by Interpretation 46 (R), especially the timeliness and usefulness of information about an enterprise’s involvement in a variable interest entity. The adoption of SFAS 167 will be effective as of the beginning of each reporting entities’ first annual reporting period beginning after November 15, 2009, and all interim periods within that fiscal year and interim and annual reporting periods thereafter. The Company does not expect the adoption of SFAS 167 to have a material impact on the consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 improves the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial statements about transfers of financial assets. Furthermore, this Statement will address the effects of a transfer on an entity’s financial position, performance and cash flow, as well as any continuing involvement by the transferor. The adoption of SFAS 166 will be effective for the financial statements issued for the first annual reporting period beginning after November 15, 2009, and all interim periods within those fiscal years and interim and annual reporting periods thereafter. The Company does not expect the adoption of SFAS 166 to have a material impact on the consolidated financial statements.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It should not result in significant changes in the subsequent events that an entity reports, either through recognition or disclosure in its financial statements. The statement requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The Company adopted the provisions of SFAS 165 and it did not have a material impact on the consolidated financial statements.

In April 2009, the FASB issued Statement of Financial Accounting Standards No. 107-1 (“SFAS 107-1”) and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. The disclosures require publically traded companies to disclose the fair value of financial instruments in interim periods previously required in annual financial statements. These standards are effective for interim and annual periods ending after June 15, 2009. The Company adopted the provisions of SFAS 107-1 and APB 28-1 and it did not have a material impact on the consolidated financial statements.

In April 2009, the FASB issued Statement of Financial Accounting Standards No. 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“SFAS 115-2” and “SFAS 124-2”). These statements amend the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. These statements are effective for interim and annual periods ending after June 15, 2009. The Company adopted the provisions of SFAS 115-2 and SFAS 124-2 and it did not have a material impact on the consolidated financial statements.

In April 2009, the FASB issued Statement of Financial Accounting Standards No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“SFAS 157-4”). SFAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157, when the volume and level of activity for the asset or liability have significantly decreased. SFAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. It is effective for interim and annual periods ending after June 15, 2009. The Company adopted the provisions of SFAS 157-4 and it did not have a material impact on the consolidated financial statements.

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

In June 2008, FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 concludes that nonvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the computation of EPS pursuant to the two-class method. This statement is effective for fiscal years beginning after December 15, 2008, to be applied retrospectively. The adoption of this standard had no impact on the Company.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 163, “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60” (“SFAS 163”). SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. This statement clarifies how SFAS 60 applies to financial guarantee insurance contracts by insurance enterprises. This statement also requires expanded disclosures about financial guarantee insurance contracts. The adoption of SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities. The Company adopted the provisions of SFAS 163 and it did not have a material impact on the consolidated financial statements.

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

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”) which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The guidance for determining the useful life of a recognized intangible asset in FSP 142-3 is to be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements in FSP 142-3 are to be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The Company adopted the provisions of FSP 142-3 and it did not have a material impact on the consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for any quarter ending after February 28, 2009. The Company adopted the provisions of SFAS 161 and it did not have a material impact on the consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company adopted the provisions of SFAS 160 and it did not have a material impact on the consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces SFAS No. 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (on or after June 28, 2009 of fiscal 2010). Early adoption is not permitted. The Company adopted the provisions of SFAS 141R and it did not have a material impact on the consolidated financial statements.

NOTE 14 – SUBSEQUENT EVENTS - ACQUISITION OF WACHOVIA BRANCHES

On July 17, 2009, PremierWest Bank acquired two Wachovia Bank branches in Northern California, located in Davis and Grass Valley. Management of the Company believes that the ability to compete with larger financial service providers necessitates additional expansion. By bolstering its presence in Northern California. Management expects the Company to increase the availability of its services to existing customers throughout Northern California and to bring a healthy, community bank competitor to the Davis and Grass Valley communities. Soon after the acquisition date, these offices and their employees commenced operating as branch offices of PremierWest Bank. The transaction was accounted for as a business combination.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

(Dollars in 000's)

Fair value of assets acquired:	July 17, 2009
Cash and cash equivalents	$334,756
Loans, net	799
Premises and equipment, net	928
Core deposit intangibles	1,812
Goodwill	4,467
Other assets	16
Total fair value of assets acquired	$342,778

Fair value of liabilities assumed:
Deposits	$338,351
CD negative premium	4,028
Other liabilities	399
Total fair value of liabilities assumed	$342,778

Additional adjustments to the purchase price allocation may be required.

The core deposit intangible asset represents the value ascribed to the long-term deposit relationships acquired. This intangible asset is being amortized on a straight-line basis over a weighted average estimated useful life of 7.4 years. The core deposit intangible asset is not estimated to have a significant residual value. There is a negative CD premium of $4.0 million, or -1.75% of book value. The value is a result of the current all-in cost of the CD portfolio being well above the cost of similar funding. Goodwill represents the excess of the total purchase price paid for the Wachovia branches over the fair values of the assets acquired, net of the fair value of the liabilities assumed. The entire amount of goodwill from this business combination will be tax deductible and amortized over 15 years. Goodwill is also evaluated for possible impairment at least annually, and more frequently, if events and circumstances indicate that the asset might be impaired.

The following table represents unaudited pro forma results of operations for the six months ended June 30, 2009 and 2008, as if the acquisition of the Wachovia branches had occurred at the beginning of the earliest period presented. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisitions actually occurred at the beginning of the earliest period presented. Management of the Company anticipates that cost savings and operational synergies not currently reflected will be realized when the operations of Wachovia branches are fully integrated in 2009.

(Dollars in 000's, except Earnings (loss) per Share Data)

	Six Months Ended June 30,
	2009	2008
Net interest income	$29,405	$32,000
Provision for loan losses	61,102	8,312
Non-interest income	5,210	5,042
Non-interest expense	27,734	25,557
Income (loss) before income taxes	(54,221)	3,173
Provision (benefit) for income taxes	(21,981)	1,034
Net (loss) income	$(32,240)	$2,139

Earnings (loss) per share
Basic	$(1.30)	$0.09
Diluted	$(1.30)	$0.09

Weighted average shares outstanding
Basic	24,720,994	22,739,017
Diluted	24,720,994	22,789,760

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of the "safe-harbor" provisions of Sections 21D and 21E of the Securities Exchange Act of 1934, as amended. Other than for statements of historical fact, all statements about our financial position and results of operations, business strategy and Management's plans and objectives for future operations are forward-looking statements. When used in this report, the words "anticipate," "believe," "estimate," "expect," and "intend" and words or phrases of similar meaning, as they relate to the Company or Management, are intended in part to help identify forward-looking statements. Examples of forward-looking statements include, but are not limited to: statements that include projections or Management's expectations for revenues, income or expenses, earnings per share, capital expenditures, dividends, capital structure and other financial items; statements of the plans and objectives of the Company, its Management or its Board of Directors, including the introduction of new products or services, plans for expansion, acquisitions or future growth and estimates or predictions of actions by customers, vendors, competitors or regulatory authorities; statements about future economic performance; statements of assumptions underlying other statements about the Company and its business; statements regarding the adequacy of the allowance for loan losses; and descriptions of assumptions underlying or relating to any of the foregoing. Although Management believes that the expectations reflected in forward-looking statements are reasonable, we can make no assurance that such expectations will prove correct. Forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements. For a more comprehensive discussion of the risk factors impacting our business refer to Item 1A Risk Factors in the Company’s filed Form 10-K/A (Amendment No. 1). These risks and uncertainties include the effect of competition and our ability to compete on price and other factors; deterioration in credit quality, or in the value of the collateral securing our loans, due to higher interest rates, increased unemployment, further or continued disruptions in the credit markets, or other economic factors; customer acceptance of new products and services; economic conditions and events that disproportionately affect our business due to regional concentration; general business and economic conditions, including the residential and commercial real estate markets; interest rate changes; regulatory and legislative changes; changes in the demand for loans and changes in consumer spending, borrowing and savings habits; changes in accounting policies; our ability to maintain or expand our market share or our net interest margin; factors that could limit or delay implementation of our marketing and growth strategies; and our ability to integrate acquired branches or banks. Other risks include those identified from time to time in our past and future filings with the Securities and Exchange Commission. Note that this list of risks is not exhaustive, and risks identified are applicable as of the date made and cannot be updated. You should not unduly rely on forward-looking statements. They give our expectations about the future and are not guarantees. Forward-looking statements speak only as of the date they are made, and we do not undertake to update them to reflect changes that occur after the date they are made. This report includes information about our historical financial performance, and this information should not be considered as an indication or projection of future results.

OVERVIEW - The following includes Management’s discussion of the financial condition and results of operations for PremierWest Bancorp and its wholly owned subsidiary, PremierWest Bank, including the Bank’s wholly owned subsidiaries, Premier Finance Company and PremierWest Investment Services, Inc., for the three and six month periods ending June 30, 2009. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes contained in this report as well as the Company’s Form 10-K/A (Amendment No. 1) for the year ended December 31, 2008. For discussion purposes, Management has made comparisons, as it deems appropriate, to comparable interim periods in 2008 and the fiscal year period ended December 31, 2008.

RECENT DEVELOPMENTS - During the second quarter of 2009, the Company’s annual regulatory examination was initiated. At June 30, 2009, PremierWest Bank’s (the “Bank”) leverage, tier 1 and total risked-based capital ratios were 9.65%, 10.10% and 11.37%, respectively—all exceeding established benchmarks for “well capitalized” financial institutions. While the Company has yet to receive its formal examination report, and in light of the high level of non-performing assets in place as of June 30, 2009, the regulators could impose restrictions or place a number of other requirements on the Company.

HIGHLIGHTS - For the second quarter ending June 30, 2009, the Company’s net loss available to common shareholders was $28.6 million or $1.15 per fully diluted common share, compared to earnings available to common shareholders of $579,000 or $0.02 per fully diluted common share for the quarter ended June 30, 2008. Annualized return on average common shareholders’ equity was -67.16% and annualized return on average assets was -7.45% for the quarter ended June 30, 2009, as compared to an annualized return on average common shareholders’ equity and return on average assets of 1.28% and 0.18%, respectively, for the quarter ended June 30, 2008.

At June 30, 2009, gross loans decreased $46.9 million or 3.76% compared to December 31, 2008. At June 30, 2009, deposits increased $37.5 million or 3.10% from December 31, 2008.

PremierWest’s overall earnings decline over the three month period ending June 30, 2009, in comparison to the same period a year ago, resulted principally from a charge to earnings of $50.4 million in loan loss provision.

At June 30, 2009, the Company’s allowance for loan losses totaled $40.3 million, representing 3.36% of gross loans. The $23.1 million increase in the allowance from December 31, 2008, was comprised of a $61.1 million increase from the provision charge against earnings partially offset by $38.5 million in charge-offs less $566,000 in recoveries of previously charged-off loans.

Non-performing assets totaled $118.0 million at June 30, 2009, an increase of $31.0 million when compared to $87.0 million in non-performing assets at December 31, 2008. The June 30, 2009 balance includes $14.6 million in other real estate owned compared to $4.4 million at December 31, 2008, an increase of $10.2 million or 231.82%, reflecting foreclosure activities during the first half of 2009. Non-performing loans increased from $82.6 million at December 31, 2008 to $103.4 million at June 30, 2009. The increase in non-performing loans this period is symptomatic of the distressed economy and its effect on certain of the Company’s borrowers.

The Bank’s loan to deposit ratio, based on gross loans, was 96.18% and 103.03% as of June 30, 2009 and December 31, 2008, respectively. The decline is a result of loan paydowns as borrowers have deleveraged and non-performing loans that have been charged-off.

Core deposits are the lowest cost and preferred source of funds and when loan volume exceeds the level of core deposits, the Bank must rely on higher cost borrowings and/or brokered deposits as a secondary source of funding to bridge the gap between deposit and loan volumes. Historically, the Bank’s funding gap has been supported by short-term borrowings; however, during 2007 the Bank began utilizing brokered certificates of deposit as a funding source. Brokered deposits comprised $161.4 million of total deposits at June 30, 2009. This represents an increase of $37.5 million over the period ending December 31, 2008. Brokered deposits are historically a higher cost source of funding compared to core deposits but current interest rates for brokered deposits are less than many of the Bank’s customer deposit rates. Management will continue to emphasize core deposits as the preferred source of funding as part of the Bank’s overall funding strategy in order to support liquidity needs.

Management continues to implement relationship-oriented strategies for attracting core deposits in order to reduce its reliance on higher cost borrowings and brokered deposits in order to maximize interest rate margins within the constraints of a highly competitive marketplace. While the competitive environment for attracting deposits remains keen, PremierWest has been successful over time at growing its core deposit base and continues to aggressively seek local deposits. At the same time, PremierWest has historically operated within a geographic market with a robust and growing economy that has presented the opportunity to grow the Bank’s loan portfolio while maintaining consistency in credit quality.

The Bank’s year-over-year loan volume changes and ongoing pipeline of new loan production is in line with Management’s internal expectations at June 30, 2009, in light of general economic and credit quality considerations. Management’s broader business plan and strategy continues to be focused on driving maturation of business at existing de novo branches and acquired locations.

FINANCIAL HIGHLIGHTS

The following table presents information regarding yields on interest-earning assets, rates paid on interest-bearing liabilities, net interest spreads, net yields on average interest-earning assets, returns on average assets and returns on average equity for the periods indicated.

(Dollars in 000's)			Increase
Analysis for the three-month period ended June 30:	2009	2008	(Decrease)	% Change
Average fed funds sold and investments	$89,791	$36,971	$52,820	142.87%
Average gross loans, including mortgages held for sale	1,241,117	1,269,596	(28,479)	-2.24%
Average interest-earning assets	1,330,908	1,306,567	24,341	1.86%
Average interest-bearing liabilities	1,040,057	1,023,971	16,086	1.57%
Average total assets	1,506,252	1,474,619	31,633	2.15%
Average equity	212,322	190,771	21,551	11.30%
Average common equity	170,796	181,181	(10,385)	-5.73%

Average yield earned (1)	5.82%	7.02%	(1.20)	-17.09%
Average rate paid	1.90%	2.74%	(0.84)	-30.66%
Net interest spread	3.92%	4.28%	(0.36)	-8.41%

Net interest income to average
interest-earning assets (net interest margin) (1)	4.33%	4.89%	(0.56)	-11.45%
Annualized return on average assets	-7.45%	0.18%	(7.63)	-4238.89%
Annualized return on average common equity	-67.16%	1.28%	(68.44)	-5346.88%
Efficiency ratio (2)	78.38%	66.26%	12.12	18.29%

(Dollars in 000's)			Increase
Analysis for the six-month period ended June 30:	2009	2008	(Decrease)	% Change
Average fed funds sold and investments	$75,718	$35,921	$39,797	110.79%
Average gross loans, including mortgages held for sale	1,254,522	1,235,248	19,274	1.56%
Average interest-earning assets	1,330,240	1,271,169	59,071	4.65%
Average interest-bearing liabilities	1,043,951	990,868	53,083	5.36%
Average total assets	1,497,928	1,444,148	53,780	3.72%
Average equity	206,029	182,291	23,738	13.02%
Average common equity	174,400	172,701	1,699	0.98%

Average yield earned (1)	5.98%	7.25%	(1.27)	-17.52%
Average rate paid	2.04%	3.01%	(0.97)	-32.23%
Net interest spread	3.94%	4.24%	(0.30)	-7.08%

Net interest income to average
interest-earning assets (net interest margin) (1)	4.37%	4.91%	(0.54)	-11.00%
Annualized return on average assets	-4.25%	0.34%	(4.59)	-1350.00%
Annualized return on average common equity	-37.67%	2.68%	(40.35)	-1505.60%
Efficiency ratio (2)	76.56%	66.26%	10.30	15.54%

Notes:
(1) Tax equivalent
(2) Noninterest expense divided by net interest income plus noninterest income

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 2009

NET INTEREST INCOME – Net interest income, the Bank’s primary source of revenue, is the difference between the interest income generated from earning assets (loans and investments) and the interest expense paid on interest-bearing liabilities (interest-bearing deposits and borrowed funds). Net interest income for the quarter ended June 30, 2009 declined $1.4 million or 9.07% from the quarter one year earlier. Market interest rates declined dramatically from the same period last year and were held at low levels during the current quarter by the Federal Reserve in an attempt to help stimulate the economy. The interest rate environment affected both our yield on earning assets and our cost of interest-bearing deposits and was a principal factor driving the decline in our net interest income from the same period last year. Also affecting our yields was the increase in non-performing loans that resulted in both interest reversals when these loans were placed on non-accrual status and the ongoing burden of including these non-performing loans in earning assets without the corresponding yield from accruing interest.

A key metric of our profitability is our net interest margin (net interest income divided by average interest-earning assets), which relates to the relative stability in our net interest income over time, all other things being equal. Both our net interest income and net interest margin are affected by variables such as the volume and mix of our earning assets; the volume and mix of both our interest-bearing and non-interest-bearing liabilities; the credit quality of our loan portfolio; and the general movement in the market rates of interest.

Our asset sensitive interest rate sensitivity position was a driving factor in the year-over-year decline in the second quarter net interest margin from 4.89% in 2008 to 4.33% in the most recently completed quarter, a fall of 56 basis points. Also contributing to the decline was the increasing volume of non-performing loans on which no interest income is recorded (see Loans below). Our yield on earning assets averaged 5.82%, down 120 basis points from the same quarter a year ago, while our cost of interest-bearing liabilities similarly fell 84 basis points from 2.74% in the same quarter a year ago to 1.90% in the most recent quarter. These changes resulted in an interest spread of 3.92% during the current quarter ended June 30, 2009, down 36 basis points from 4.28% recorded during the same period a year ago.

LOAN LOSS PROVISION – Charges made to the provision for loan losses that translate to increases in our allowance for loan losses were $50.4 million and $5.2 million for the three month periods ended June 30, 2009 and June 30, 2008, respectively. The Company had net charge-offs of $35.7 million during the second quarter of 2009 compared to net charge-offs of $4.2 million for the corresponding period in 2008. Management believes that the June 30, 2009 balance in the allowance for loan losses was reasonable and appropriate to support inherent potential losses in the Company’s loan portfolio.

NON-INTEREST INCOME – Non-interest income represents service charges, fees, commissions and other income derived principally from general banking services, residential mortgage activity, sales of investment and insurance products and gains from the sales of other assets. During the second quarter of 2009, PremierWest had non-interest income of $2.6 million, a decrease of $10,000 or 0.38% from the corresponding period in 2008. On a summary basis, the decrease was primarily driven by a $165,000 or 34.23% decline in investment brokerage fees and a $100,000 or 64.9% decline in other non-interest income. These decreases were offset by a $71,000 or 5.53% increase in service charges, a $104,000 or 84.55% increase in mortgage banking fees and an $80,000 or 14.36% increase in other commissions and fees.

NON-INTEREST EXPENSE – Non-interest expense increased approximately $1.1 million or 9.00% for the three months ended June 30, 2009, as compared to the corresponding period in 2008. On a summary basis, the increase during the three month period was a result of $413,000 or 6.20% increase in salary and benefit expenses of which approximately one-third of the increase was related to added staffing to deal with problem loans. There was an $873,000 or 371.05% increase in FDIC assessments which primarily reflect a one-time industry-wide special assessment during the second quarter of 2009, and a $250,000 or 185.17% increase in other real estate owned and problem loan expense. These increases were offset by a decline of $99,000 or 18.64% in professional fees; a $74,000 or 3.91% decline in net occupancy and equipment expenses and a $59,000 or 103.14% decline in corporate aircraft expenses as the plane was sold in early May.

EFFICIENCY RATIO - The Company's efficiency ratio was 78.38% during the second quarter of 2009, a 1,212 basis point deterioration compared to 66.26% for the second quarter of 2008. Management believes that a ratio in the high 50% to low 60% range is a reasonable and sustainable target given the Bank’s strategies for both growth and customer service and has implemented actions to bring the efficiency ratio back to its target range.

SIX MONTHS ENDED JUNE 30, 2009

NET INTEREST INCOME – For the six months ended June 30, 2009 net interest income declined $2.1 million, or 6.82% compared to the same period in 2008. During the first six months of 2009, our interest income declined $6.4 million or 13.94% while our interest expense declined $4.3 million or 28.70%.

A key metric of our profitability is our net interest margin (net interest income divided by average interest-earning assets), which relates to the relative stability in our net interest income over time, all other things being equal. Both our net interest income and net interest margin are affected by variables such as the volume and mix of our earning assets; the volume and mix of both our interest-bearing and non-interest-bearing liabilities; the credit quality of our loan portfolio; and the general movement in the market rates of interest.

Our asset sensitive interest rate sensitivity position was a key factor in the year-over-year decline in net interest margin from 4.91% as of June 30, 2008 to 4.37% for the most recently completed six month period. Our yield on earning assets averaged 5.98%, down 127 basis points from the same period last year, while our cost of interest-bearing liabilities similarly fell 97 basis points to 2.04% in 2009 from 3.01% in 2008. These changes resulted in a net interest spread of 3.94% for the six months ended June 30, 2009, down 30 basis points from 4.24% recorded as of June 30, 2008.

LOAN LOSS PROVISION – Charges made to the provision for loan losses that translate to increases in our allowance for loan losses were $61.1 million and $8.3 million for the six month periods ended June 30, 2009 and June 30, 2008, respectively. The Company had net charge-offs of $37.9 million during the first half of 2009 compared to net charge offs of $4.4 million for the corresponding period in 2008. Management believes that the June 30, 2009 balance in the allowance for loan losses was reasonable and appropriate to support inherent probable losses in the Company’s loan portfolio.

NON-INTEREST INCOME – During the first six months of 2009, PremierWest had non-interest income of $5.1 million, an increase of $206,000 or 4.25% from the corresponding period in 2008. On a summary basis, the increase during the six month period was a result of a $240,000 or 10.14% increase in service charges associated with general year-over-year deposit volume growth and a reduction in customer fee waivers; a $136,000 or 53.75% increase in mortgage banking fees related to mortgage refinancing activity due to the lower interest rate environment; and a $123,000 or 11.18% increase in commissions and fees. These increases were offset by a $236,000 or 28.57% decline in investment brokerage fees due to adverse stock market conditions earlier in 2009.

NON-INTEREST EXPENSE – Non-interest expense increased approximately $2.2 million or 9.40% for the six months ended June 30, 2009, as compared to the corresponding period in 2008. On a summary basis, the increase over the six month period was a result of $867,000 or 6.54% increase in salary and benefit expenses. Approximately $250,000 of the increase in staff expense was related to added personnel to deal with problem loans. In addition, there was a $1.2 million or 266.82% increase in FDIC assessments primarily related to a special one-time industry-wide FDIC assessment during the second quarter of 2009 and to increased deposit volumes.

EFFICIENCY RATIO - The Company's efficiency ratio was 76.56% during the first six months of 2009, a 1,030 basis point deterioration compared to 66.26% for the first half of 2008. Management believes that a ratio in the high 50% to low 60% range is a reasonable and sustainable target given the Bank’s strategies for both growth and customer service and has implemented actions to bring the efficiency ratio back to its target range.

FINANCIAL CONDITION – Total assets of $1.478 billion at June 30, 2009, decreased $18.7 million or 1.27% compared to total assets of $1.497 billion at March 31, 2009. On a consolidated basis during the same period, gross loans declined $37.7 million; the Allowance for Loan Losses increased $14.6 million; cash and other earning assets less loans increased $13.6 million; and accrued interest and other assets increased $20.1 million.

Gross loans accounted for 81.26% of total assets at June 30, 2009 compared to 82.77% at March 31, 2009. As of June 30, 2009, the allowance for loan losses increased to $40.3 million from $25.7 million at March 31, 2009. The allowance for loan losses was enhanced with $50.4 million in provision charged against earnings and decreased by $35.8 million in net charge-offs.

During the quarter ending June 30, 2009, due to a number of factors driven by the economy, we continued to build our allowance for loan loss to position the company in response to increased non-performing loan totals. The loan loss reserve as a percentage of gross loans was increased from 2.07% at March 31, 2009 to 3.36% at the end of the currently completed period. The ratio of loan loss reserve to non-performing loans concurrently grew from 20.77% at year end 2008 to 38.97% at June 30, 2009. Our credit teams are working diligently with borrowers to assist them with their obligations until economic and real estate conditions improve.

Total non-performing assets were $118.0 million at June 30, 2009, up from $93.4 million as of March 31, 2009, and represent 7.98% of total assets. The non-performing assets include $14.6 million in other real estate owned as of June 30, 2009, up from $9.4 million as of March 31, 2009. For additional information regarding non-performing loans, see Asset Quality and Non-performing Assets below.

Management closely monitors the Bank’s liquidity needs and maintains the ability to borrow from the Federal Home Loan Bank of Seattle and a correspondent bank, and the Federal Reserve Bank of San Francisco, as well as sourcing deposits through the brokered CD market. For more information about liquidity refer to the Liquidity and Capital Resources section below.

The table below sets forth certain summary balance sheet information for June 30, 2009, and December 31, 2008:

	June 30,	December 31,	Increase (Decrease)
	2009	2008	6/30/09 – 12/31/08
(Dollars in 000's)

ASSETS
Federal funds sold	$33,350	$165	$33,185	20112.12%
Securities available for sale	173	188	(15)	-7.98%
Securities held to maturity	39,076	36,216	2,860	7.90%
Restricted equity investments	3,643	3,643	-	0.00%
Loans, net (1)	1,159,476	1,229,416	(69,940)	-5.69%
Other assets (2)	242,322	206,326	35,996	17.45%

Total assets	$1,478,040	$1,475,954	$2,086	0.14%

LIABILITIES
Noninterest-bearing
deposits	$244,083	$228,788	$15,295	6.69%
Interest-bearing
deposits	1,004,688	982,481	22,207	2.26%

Total deposits	1,248,771	1,211,269	37,502	3.10%

Other liabilities (3)	43,249	87,701	(44,452)	-50.69%

Total liabilities	1,292,020	1,298,970	(6,950)	-0.54%

SHAREHOLDERS’
EQUITY	186,020	176,984	9,036	5.11%

Total liabilities
and share-
holder’s equity	$1,478,040	$1,475,954	$2,086	0.14%

(1)	Net of deferred loan fees and the allowance for loan losses
(2)	Includes cash and due from banks, other equity investments, premises and equipment, goodwill, core deposit intangible, accrued interest receivable, mortgage loans held for sale and bank-owned life insurance.
(3)	Includes borrowings, accrued interest payable and other liabilities

Loans

Our primary portfolio of loans (i.e., excluding overdrafts, leases and credit cards and other adjustments such as deferred loan fees) outstanding at June 30, 2009 was $1.20 billion, a decrease of $44.0 million from the December 31, 2008 balance and a decrease of $73.2 million from June 30, 2008. The decrease occurred as charge-offs on non-performing loans outpaced new loan production, which has remained soft due to economic conditions. The table below presents the distribution of our loan portfolio by loan type at June 30, 2009 and December 31, 2008:

Funded loan concentrations
(Dollars in 000's)
	June 30, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
Agricultural/Farm	$49,580	4.1%	$48,640	3.9%
C&I	236,178	19.6%	253,107	20.3%
CRE	754,601	62.8%	782,502	62.7%
Residential RE construction	41,253	3.4%	49,573	4.0%
Residential RE	31,860	2.7%	22,600	1.8%
Consumer RE	33,080	2.8%	31,561	2.5%
Consumer	49,946	4.2%	52,472	4.2%
Funded loans	1,196,498	99.6%	1,240,455	99.4%
Other*	4,570	0.4%	7,533	0.6%
Gross loans	1,201,068	100.0%	1,247,988	100.0%

* Includes credit cards, overdrafts, leases and other adjustments such as deferred loan fees, etc.

As indicated above, the Company’s loan portfolio is and has been concentrated in commercial real estate loans during recent years. Since 2006, Management has taken actions to reduce this concentration by minimizing emphasis on new commercial real estate loan production and by reducing related concentration limits. However, the volume of commercial real estate loans remains above what Management would otherwise target, particularly in light of current conditions.

Economic conditions have produced significant reductions in real estate values and the slowdown has resulted in business failures that have adversely affected commercial real estate activities. Consequently, Management continues to seek additional credit support and appropriate exit strategies for commercial real estate loans that may encounter difficulties as the economic downturn extends. These efforts have resulted in a decline in commercial real estate loan volume during the first six months of 2009 totaling $27.9 million.

The table below summarizes funded and unfunded loan commitments by loan type for the periods ending June 30, 2009 and December 31, 2008:

Loan commitments
(Dollars in 000's)
	June 30, 2009			December 31, 2008
	Funded Loan	Unfunded Loan	Total Loan	Funded Loan	Unfunded Loan	Total Loan
	Totals	Totals	Commitments	Totals	Totals	Commitments
Agricultural/Farm	$49,580	$14,571	$64,151	$48,640	$11,387	$60,027
C&I	236,178	92,309	328,487	253,107	112,076	365,183
CRE	754,601	13,820	768,421	782,502	18,566	801,068
Residential RE construction	41,253	2,556	43,809	49,573	5,729	55,302
Residential RE	31,860	332	32,192	22,600	472	23,072
Consumer RE	33,080	14,810	47,890	31,561	15,556	47,117
Consumer	49,946	3,341	53,287	52,472	4,770	57,242
	1,196,498	141,739	1,338,237	1,240,455	168,556	1,409,011
Other*	4,570	-	4,570	7,533	-	7,533
Gross loans	$1,201,068	$141,739	$1,342,807	$1,247,988	$168,556	$1,416,544

* Includes credit cards, overdrafts, leases and other adjustments such as deferred loan fees, etc.

Funded loan totals, excluding the Other category, declined by $44.0 million or 3.54% during the first six months of 2009 primarily as a result of $38.5 million in loan charge-offs and $12.1 million in foreclosure transfers to other real estate owned. Unfunded loan commitments declined $26.8 million as loan commitment modifications totaling $45.8 million outpaced loan disbursements of $19.0 million.

The table below shows total loan commitments by loan type and geographic region at June 30, 2009:

Total loan commitments by type and geographic region (Dollars in 000's)
		June 30, 2009
	Southern	Mid-Central	Northern	Sacramento
	Oregon	Oregon	California	Valley
Agricultural/Farm	$16,641	$3,603	$5,709	$38,198
C&I	167,631	53,591	35,058	72,207
CRE	329,041	166,862	85,142	187,376
Residential RE Construction	13,197	3,001	16,411	11,200
Residential RE	11,898	3,560	4,649	12,085
Consumer RE	26,536	8,256	11,362	1,736
Consumer	24,528	23,266	4,634	859
Total	$589,472	$262,139	$162,965	$323,661

* Excludes Other category comprised of credit cards, overdrafts, leases and other adjustments such as deferred loan fees, etc., in the amount of $4.6 million.

Asset Quality and Non-Performing Assets

Non-performing loans (“NPL”) which include non-accrual loans and accruing loans past due over 90 days, totaled $103.4 million, or 8.61% of total loans at June 30, 2009, as compared to $82.6 million, or 6.62% of total loans at December 31, 2008. As of June 30, 2009, non-performing assets, which include non-performing loans and other real estate owned (comprised of foreclosed real estate), totaled $118.0 million or 7.98% of total assets as compared to $87.0 million, or 5.90% of total assets as of December 31, 2008.

Loans are classified as non-accrual when collection of principal or interest is doubtful; that is, if they are past due as to maturity or payment of principal or interest by 90 days or more, they are placed on non-accrual. In some instances where the loans are well secured and in the process of collection, such loans will not be placed on non-accrual status. In addition, loans that are impaired pursuant to SFAS No. 114, “Accounting by Creditors for the Impairment of a Loan”, are classified as non-accrual consistent with regulatory guidance. Loans placed on non-accrual status typically remain so until all principal and interest payments are brought current, and the potential for future payments, in accordance with associated loan agreements, appears reasonably certain.

Foreclosed properties included as other real estate owned are recorded at the lower of the related loan balance or net realizable value, consisting of the market value less expected costs to sell. Other real estate owned totaled $14.6 million at June 30, 2009 and was comprised of 25 properties. Subsequent to June 30, 2009, one of these other real estate owned properties sold for aggregate proceeds of $1.0 million.

The balance of other real estate owned has fluctuated during the quarter ended June 30, 2009, as illustrated in the table below:

Other real estate owned
(Dollars in 000's)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Other real estate owned, beginning of period	$9,362	$205	$4,423	$-

Transfers from outstanding loans	7,114	1,039	12,053	1,244
Improvements and other additions	233	-	233	-
Sales	(1,934)	-	(1,934)	-
Impairment charges	(187)	-	(187)	-

Total other real estate owned	$14,588	$1,244	$14,588	$1,244

The Company has written down impaired, non-accrual loans at June 30, 2009 to their net realizable value and expects no additional material loss on these loans unless further declines in real estate market values occur. Procedures to establish the fair value of collateral securing impaired, collateral-dependent loans rely primarily on third party appraisals. When independent appraisals are not available on a timely basis, other supporting evidence is used to estimate the net recoverable values pending receipt of the preferred third party appraisal.

The following table summarizes the Company’s non-performing assets as of June 30, 2009 and December 31, 2008:

Non-performing assets
(Dollars in 000's)

	June 30, 2009	December 31, 2008
	Amount	Amount
Loans on non-accrual status	$103,185	$68,496
Loans past due 90 days or more and accruing	235	1,437
Impaired loans in process of collection	-	12,682
Total non-performing loans	103,420	82,615
Other real estate owned	14,588	4,423
Total non-performing assets	$118,008	$87,038

Applicable ratios:
Allowance for loan losses to gross loans	3.36%	1.37%
Allowance for loan losses to total non-performing loans	38.97%	20.77%
Non-performing loans to gross loans	8.61%	6.62%
Non-performing assets to total assets	7.98%	5.90%

As discussed more fully below, non-performing loans increased during the second quarter as a result of continuing stress to regional and national economies and continuing weakness in real estate prices in the Company’s market regions.

The following table summarizes the Company’s non-performing loans by loan type and geographic region as of June 30, 2009:

Total non-performing loans by type and geographic region
(Dollars in 000's)
	June 30, 2009
		Non-performing Loans

						Funded	Percent NPL to
	Southern	Mid-Central	Northern	Sacramento		Loan	Funded Loan Totals
	Oregon	Oregon	California	Valley	Totals*	Totals	by Category
Agricultural/Farm	$-	$-	$391	$-	$391	$49,580	0.8%
C&I	4,634	562	-	2,306	7,502	236,178	3.2%
CRE	18,308	22,266	1,887	12,039	54,500	754,601	7.2%
Residential RE construction	5,269	9,264	7,464	12,423	34,420	41,253	83.4%
Residential RE	2,681	-	1,667	2,024	6,372	31,860	20.0%
Consumer RE	-	-	-	-	-	33,080	0.0%
Consumer	105	123	7	-	235	49,946	0.5%
Total non-performing loans	$30,997	$32,215	$11,416	$28,792	$103,420	$1,196,498

Non-performing loans to gross loans	5.9%	13.4%	7.5%	10.4%	8.6%
Total funded loans	$526,722	$241,290	$152,771	$275,715	$1,196,498

* Excludes Other category comprised of credit cards, overdrafts, leases and other adjustments such as deferred loan fees, etc., in the amount of $4.6 million.

The Company’s principal source of credit stress is real estate related loans, both commercial and residential real estate. Borrowers either involved in real estate or having secured loans with real estate have been vulnerable to both the ongoing economic downturn and to declining real estate values. Over 92% or $95.3 million of our non-performing loan total of $103.4 million is directly related to real estate in the form of commercial or residential real estate development loans. At June 30, 2009, more than $22.3 million of our real estate related loans remain current as to principal and interest payments, but were placed on non-accrual status due to the absence of evidence supporting the borrowers’ ongoing ability to discharge their loan obligations.

Ongoing actions taken to address the credit situation include:

•

Credit monitoring activities have escalated since the beginning of the fourth quarter of 2008 to provide early warning of possible borrower distress that could lead to loan payment defaults. The pre-emptive credit monitoring and early warnings are intended to provide additional time to seek viable alternatives with the borrower. For those borrowers who have experienced payment problems and wish to seek a workable arrangement with the Company, Management and staff are actively involved in seeking loan restructuring and other loan modification options and obtaining additional collateral coverage. We believe that these actions have and will continue to facilitate recovery strategies with cooperative borrowers. In those instances where alternatives have been exhausted or determined to be impractical and default under the terms of the loans has occurred, foreclosure actions are pursued.

•

An evaluation to confirm the reliability of our internal credit reviews was completed on a significant portion of our loan portfolio during the second quarter by the independent firm that had conducted a similar review of our acquisition and development portfolio during the fourth quarter of 2008. Management plans to engage this independent firm quarterly in the future.

•	Senior Management continues to actively guide our line managers in dealing with resolution of non-performing asset problems.

A continued decline in economic conditions in our market areas and nationally, as well as other factors, could adversely impact individual borrowers or our loan portfolio in general. As a result, we can provide no assurance that additional loans will not become 90 days or more past due, become impaired or placed on non-accrual status, restructured or transferred to other real estate owned in the future. Additional information regarding our loan portfolio is provided in Note 6 of the Notes to the Condensed Consolidated Financial Statements.

Allowance for Loan Losses and Reserve for Unfunded Commitments

The allowance for loan losses (“ALL”) totaled $40.3 million as of June 30, 2009, an increase of $23.1 million or 134.89% from the balance at December 31, 2008. The increase occurred as a result of $50.4 million in provision for loan losses recorded during the most recent quarter partially offset by $37.9 million in net charge-offs. These figures compare with $36.5 million in provision for loan losses and $27.9 million in net charge-offs for the quarter ended December 31, 2008.

Allowance for credit losses
(Dollars in 000's)

	June 30, 2009	December 31, 2008
ALL beginning balance	$17,157	$11,450
Stockmans Bank purchase (1)	-	9,112
Loan loss provision	61,090	36,500
Loans charged-off	(38,513)	(40,915)
Loan recoveries	566	1,010
ALL ending balance	40,300	17,157
Reserve for unfunded commitments	145	330
Total allowance for credit losses	$40,445	$17,487

(1) Amount resulting from the acquisition of Stockmans Bank - refer to Note 2.
Applicable ratios:
Allowance for loan losses to gross loans	3.36%	1.37%
Net charge-offs to average gross loans	-3.03%	-3.20%

The increase in the allowance for loan losses as of June 30, 2009 as compared to December 31, 2008 is primarily due to deterioration in the financial condition of borrowers principally involved in commercial and residential real estate activities. The decline in the financial strength and liquidity of these borrowers correlates with the continuing malaise in the general economy and weakness in the regional economies in which the Company operates. The economic weakness has resulted in substantial declines in the volume of residential real estate sales and in the market values for these properties. This, in turn, has dramatically slowed the pace of housing inventory conversion to cash and planned reductions in borrowings by these debtors creating debtor payment issues and a rise in non-performing loans.

The general economic slowdown has also affected commercial real estate activity as development of malls, shopping centers and office space has declined precipitously, as has related leasing activities by tenants. Continuation of these economic trends may result in the spread of business failures and further deterioration in the general economy and the financial condition of businesses in general.

The Company classifies loans into relatively homogeneous pools by loan type in accordance with regulatory guidelines for regulatory reporting purposes. The Company regularly reviews all loans within each loan category to establish risk ratings for them that include Pass, Watch, Special Mention, Substandard, Doubtful and Loss. Doubtful and Loss classified loans are typically charged-off while other risk classified loans not considered impaired  have loss factors that are applied to the loan balance in that loan category to establish expected losses.

Analyses are performed to established the loss factors based on historical experience as well as expected losses based on qualitative evaluations of such factors as the economic trends and conditions, industry conditions, levels and trends in delinquencies and impaired loans, levels and trends in charge-offs and recoveries, among others. The loss factors are applied to loan category pools segregated by risk classification to estimate the loss inherent in the Company’s loan portfolio pursuant to FAS 5.

Additionally, impaired loans, which are inherently rated substandard or worse, are evaluated for loss potential on an individual basis in accordance with FAS 114, and specific reserves are established based on thorough analysis of collateral values where loss potential exists. When an impaired loan is collateral dependent and a deficiency exists in the fair value of real estate collateralizing the loan in comparison to the associated loan balance, the deficiency is charged-off at that time without exception. Impaired loans are reviewed no less frequently than quarterly.

In the event that a current appraisal to support the fair value of the real estate collateral has not yet been received, but the Company believes that the collateral value is insufficient to support the loan amount, an impairment reserve is recorded. In these instances, receipt of a current appraisal triggers an updated review of the collateral support for the loan and any deficiency is charged-off at that time.

In those instances where a current appraisal is not available in a timely manner in relation to a financial reporting cut-off date, the Company discounts the most recent third-party appraisal depending on a number of factors including, but not limited to, property location, local price volatility, local economic conditions, recent comparable sales, etc. In an instance where no earlier third-party appraisal is available (perhaps as a result of the loan becoming impaired at the end of a reporting period), the Company develops an interim internal valuation based on comparable property sales data or uses a recent tax assessor valuation pending receipt of a current third-party appraisal. In all cases, the costs to market the subject property, estimated at approximately 10% of the appraised value of commercial properties and approximately 6% of appraised value of residential properties, are deducted in arriving at the fair value of the collateral. Any unpaid property taxes or similar expenses also reduce the fair value of collateral.

The table below summarizes the FAS 5 Substandard loan totals, the FAS 114 Impaired loan totals and other related data as of June 30, 2009, March 31, 2009 and December 31, 2008.

Loans Rated Substandard* or FAS 114 Impaired
(Dollars in 000's)

	June 30, 2009	March 31, 2009	December 31, 2008
Rated Substandard	$192,250	$48,432	$42,918
FAS 114 Impaired	103,185	83,252	81,178
Total Rated Substandard and Impaired Loans	$295,435	$131,684	$124,096

Gross Loans	$1,201,068	$1,238,874	$1,247,988
Loans Rated Substandard and Impaired to Gross Loans	24.60%	10.63%	9.94%

*Substandard loans are defined as loans that have a well-defined weakness or weaknesses related to the borrower's financial capacity or to pledged collateral that may jeopardize the repayment of the debt.  They are characterized by the possibility that the bank may sustain some loss if the deficiencies giving rise to the substandard classification are not corrected.

The Company has experienced a significant increase in loans internally rated Substandard and in FAS 114 impaired loans in each of the past two quarters as illustrated above. Reserves as a percentage of these loans have also increased from 8.15% at December 31, 2008 to 11.11% at June 30, 2009. The impact of the extended economic downturn has shown its impact in the increase in loans rated Substandard and impaired loans with the most recent quarter more than doubling from the preceding quarter as has the related reserve for losses.

In addition, the very recent loss activity of the Company has significantly increased the historical loss components of the loss factors being used in the allowance methodology.  Qualitative factors have increased as well since year end; however, the historical loss component changes alone have resulted in an increase to the allowance of approximately $12.3 million from December 31, 2008  to June 30, 2009. Said differently, if the Company kept all variables used in the June 30, 2009 allowance methodology constant, with the exception of changing only the historical loss rates component of the loss factors to factors that were in effect at December 31, 2008, the required June 30, 2009 allowance would be $12.3 million lower than as presently stated in the financial statements.

In some instances the Company has modified or restructured loans to amend the interest rate and/or to extend the maturity. Through June 30, 2009, any such amendments have been consistent with the terms of newly booked loans reflecting current standards for amortization and interest rate and do not represent a concession to the borrower. Through the same period, the Company had recorded no troubled debt restructurings.

As of June 30, 2009, Management believes that the Company’s total allowance for credit losses is sufficient to absorb the losses inherent in the loan portfolio, related both to funded loans and unfunded commitments. This assessment, based on both historical levels of net charge-offs and continuing detailed reviews of the quality of the loan portfolio, involves uncertainty and judgment.

As a result, the adequacy of the allowance for loan losses and the reserve for unfunded commitments cannot be determined with inherent accuracy and may change in future periods. Additionally, bank regulatory authorities may require additional charges to the provision for loan losses as a result of their periodic examinations of the Company.

Goodwill

At June 30, 2009, the Company had recorded goodwill of $70.4 million as compared with $70.4 million as of December 31, 2008. The goodwill recorded in connection with acquisitions, principally the Stockmans Financial Group acquisition completed in 2008, represents the excess of the purchase price over the estimated fair value of the net assets acquired. Goodwill and other intangible assets with indefinite lives are not amortized but are periodically tested for impairment. The Company performs a goodwill impairment analysis on an annual basis as of December 31 and on an interim basis when events or circumstances suggest impairment may potentially exist.

For each of the quarters ending June 30, 2009, March 31, 2009 and December 31, 2008, the Company engaged a third party valuation consultant to conduct an independent impairment analysis and to assist Management in its determination of the existence of any goodwill impairment. A summary description of the impairment analysis completed as of June 30, 2009 is described below.

Since all operations are consolidated under the Company’s wholly-owned subsidiary, PremierWest Bank, the goodwill impairment analysis was performed on a consolidated or single unit basis so that the inherent operating profitability of PremierWest Bank and the offsetting expense generation from the holding company were jointly evaluated.

STEP 1 Valuation. The step one valuation included three different methodologies as described below:

•

Income—Assessment of the present value of free cash flow likely to be generated by the Company—considered to be a Level 3 valuation method under SFAS 157. This methodology was assigned a weighting of 50.0%.

•

Market Approach—Ongoing Comps—Considers the value of the Company based on observed, traded values of similar companies. An adjustment is made for a control premium, or the price at which a willing buyer and seller would complete a transaction—considered to be a Level 2 or Level 3 valuation method under SFAS 157. This methodology was assigned a weighting of 40.0%.

•

Market Approach—Transactions—Considers key pricing multiples arising from similar control transactions using recent transactions—considered to be a Level 2 or Level 3 technique as defined by SFAS 157. This methodology was assigned a weighting of 10.0%.

•

Market Price Analysis—Considers the trading price of the Company as of the valuation date and adjusts for a control premium. This method was used as a benchmark to the valuation performed in the Income methodology above and is not a direct component of the valuation.

In considering the various valuation methods, Management and its valuation consultant placed the greatest emphasis on the discounted cash flow method. This measure encompasses Management’s estimates for net income, cash flow and financial strength based on financial conditions that prevailed as of the valuation date. The discounted cash flow analysis included a market participant’s discount rate, reflecting an investor’s expected rate of return.

The ongoing comparatives methodology reflected the market’s overall pricing for generally similar companies to PremierWest, though no exact comparative exists. The 40% weighting factor in this instance was selected by our valuation consultant to provide an indication of market values for similar companies, but also reflects the fundamental differences between PremierWest’s specific strategy and that of a comparative group of companies. Little weight (i.e., 10%) was placed on the transaction comparatives due to the limited number of private transactions involving entities bearing similarity to PremierWest as of the valuation date.

Based on the STEP 1 analysis, it was determined that the Company's carrying value exceeded its fair value and therefore indicated potential impairment, triggering the requirement for a STEP 2 valuation.

STEP 2 Valuation. The methodology employed in valuing goodwill was determined in the same manner as used in determining goodwill in a business combination. That is, the fair value of the reporting unit, in this case the consolidated holding company and its sole operating subsidiary, was allocated to the fair value of its assets and liabilities as if the consolidated entity was acquired in a business combination and the fair value of the reporting unit was the purchase price. The remainder of the excess of the fair value of the reporting unit over the fair value of its tangible and intangible assets and liabilities is the implied fair value of goodwill as of the measurement date. Intangible assets were identified and qualified and valued with no write-up or write-down as required by SFAS 142.

As to the other balance sheet components, the following provides an item by item summary of the valuation methodology used in determining the fair value of each, of which Management considers to be consistent with industry practices and providing the most meaningful information:

•	Investment securities were valued using the market value as of the measurement date using Level 1 and 2 techniques.
•

Real estate owned by and used in the Company’s operating activities was estimated using a nominal discount from the current carrying cost of the land and structures based on location, prevailing market conditions, and age.

•

Core deposit intangibles were valued using the discounted cash flow approach. Market and cost methodologies were not considered because reliable public market data was not available and the cost to recreate the core deposits could not be determined. The value ascribed to the core deposit base is equal to the present value of the difference in cash flows between maintaining the existing core deposit base and obtaining alternative funds over the life of the deposit base. The cost of maintaining the existing core deposit base includes both the interest cost associated with the deposit and net maintenance costs (i.e., FDIC insurance, opportunity cost of reserve requirements, less service charge income and other deposit related revenue). The cost of alternative funding was assumed to be equivalent to brokered CD rates for deposit equivalent durations as of the valuation date. The discount rate used was 15.0% and was determined using the capital asset pricing model.

•

Time deposits were valued by separating them into pools as follows: (1) retail CD’s under $100,000, (2) long term deposits, and (3) jumbo CD’s. Retail CD’s with maturities over 48 months were placed in the long term deposit pool. Average interest rates for each period the time deposits were outstanding were calculated and applied to balances outstanding by applicable period to establish the interest and principal cash flow from each of the time deposit pools. The cash flows were then discounted using current retail CD market rates and current brokered CD rates as of the valuation date from Bloomberg LP to establish the fair value.

•

Loans and leases were valued in accordance with SFAS 157 reflecting a priority of valuation methods. Accordingly Level 1 and Level 2 inputs were unavailable due to (1) the absence of conformity of loans (with the exception of mortgage loans) and related absence of trading activity, and (2) the significant liquidity discount inherent in bank credits due to general economic conditions. Loans were aggregated into pools with similar key characteristics for purposes of using the discounted cash flow methodology for determining the fair value for each pool. The loan groups included (1) loans that mature or re-price in three months or less, (2) loans that amortize or mature in more than three months, and (3) nonperforming and nonaccrual loans. Data including outstanding principal balances, weighted average maturities, weighted average amortization and weighted average interest rates were derived from the Company’s trial balance and loan information system.

The monthly principal and interest totals for each pool of loans were projected based on the contractual terms of the loans, including maturity and amortization requirements, with adjustments for prepayments where appropriate. Constant prepayment rates for residential mortgages were obtained from Bloomberg LP as of the valuation date, while a 5.0% prepayment speed was applied to commercial real estate and commercial loans absent specific data.

Discount rates applied to cash flows from each loan pool were developed using the “build–up” method that takes into account factors including funding costs, required rate of return on equity capital, adjustments for servicing costs, and an illiquidity premium that was developed using data collected during prior economic downturns and analyzed by our independent consultant.

•

Trust preferred securities were also valued based on current cash flows to maturity in accordance with the contractual terms of each security using a discount rate derived from market data on 104 trust preferred securities.

•

Trade names/trademarks were valued using the “relief from royalty” method using royalty rates for licensing transactions among third parties with a detailed quantitative analysis pointing to a royalty rate on the lower end of the range of rates. The after-tax royalty cash flow was discounted at a 15.0% discount rate.

•

Deferred tax assets were valued under the premise that an acquirer of the Company may take advantage of the Company’s position using a market participant composite tax rate of 38.25% and reflecting all net asset and liability fair value adjustments.

Based on the results of the Step 2 analysis, the Company concluded that the implied fair value of the goodwill was greater than its carrying value on the Company’s balance sheet and that no goodwill impairment existed at June 30, 2009.

Should the Company’s common stock price decline further and continue to trade below book value or should economic conditions and the Company’s business operating environment continue to deteriorate in the future, the Company may determine that goodwill impairment has occurred. In that circumstance, the Company would be required to recognize such impairment as a charge to earnings in the future period in which such impairment occurs. While such impairment could be material to the Company’s results of operations and financial position, it would have no effect on the Company’s cash balances, liquidity or regulatory capital ratios.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY – Liquidity enables the Company to fund loan commitments and meet customer withdrawals of deposits. The Company maintains its liquidity position through maintenance of cash resources, the stability of and growth in our core deposit base and through our ability to borrow funds from committed sources of credit and/or source brokered deposits.

As of June 30, 2009, the Company’s overall liquidity position remained relatively stable when compared to December 31, 2008. The Bank’s deposits currently exceed loans as reflected in its loan-to-deposit ratio at June 30, 2009 and March 31, 2009 of 96.18% and 99.96%, respectively. Liquidity in the form of excess cash and funds invested on a short-term basis as federal funds sold and interest-earning deposits with the FHLB increased approximately $33.2 million while borrowed funds in the form of federal funds purchased and FHLB advances decreased $45.0 million as of June 30, 2009, when compared to December 31, 2008. Investment securities either held-to-maturity or available-for-sale increased by a net $2.8 million. Historically, all of the Company’s investment securities have been pledged for collateralization of public funds on deposit and, therefore, are not available for purposes of liquidity. Our pledging requirements have been met through the use of our securities portfolio and more recently supplemented by our borrowing capacity through the use of letters of credit to meet pledging requirements.

Subsequent to June 30, 2009, the Company acquired two branches from Wachovia Bank that were primarily deposit relationships and that added approximately $334.8 million in cash to the Company’s liquidity position. The transaction is expected to significantly enhance the Company’s liquidity position and facilitate investment portfolio additions that will accommodate many of our public deposit pledging requirements and provide collateral for secured lines of credit.

Management maintains contingency plans for addressing the Company’s ongoing liquidity needs and presently believes the Bank’s stable core deposit base provides for flexibility and opportunity should Management decide to attract deposits more aggressively by increasing the rate of interest offered on deposits, particularly certificates of deposit. In addition, the Bank has previously tested its ability to identify and sell loans to a participating bank in order to provide additional cash for liquidity purposes. Further, should loan funding requirements outpace our ability to gather sufficient deposits or maintain adequate funding from other borrowings, the Company could slow its loan growth through various policy changes including increased pricing.

The Company maintains secured lines-of-credit with the FHLB and with the Federal Reserve Bank of San Francisco. As of June 30, 2009, the Bank had $32,000 of borrowings advanced from the FHLB and an aggregate of $22.0 million in letters of credit issued by the FHLB on behalf of the Company to meet its public funds deposit pledging requirements and excess deposit insurance requests from customers. The Company also had an immediate availability to borrow an additional $9.7 million under the Company's credit line. As of June 30, 2009, the Company also has the capability to draw up to $33.8 million from the Federal Reserve Bank of San Francisco pursuant to a credit arrangement secured by certain pledged loans. Finally, the Company maintains an unsecured federal funds credit line for up to $20.0 million with a correspondent bank, pursuant to which no balances were outstanding.

At June 30, 2009, the Company had approximately $141.7 million in outstanding commitments to extend credit for loans. Under the terms of construction project commitments, completion of specified project benchmarks must be certified before funds may be drawn. Additionally, we anticipate that a portion of these commitments will expire or terminate without funding. Management believes that the Company's available resources will be sufficient to fund these commitments in the normal course of business.

As disclosed in the Consolidated Statements of Cash Flows, net cash used in operating activities totaled $8.6 million during the six months ended June 30, 2009 and net cash of $5.0 million provided by investing activities. Cash provided by financing activities, totaling $33.2 million, was principally comprised of a $20.0 million paydown of Federal Home Loan Bank borrowings, a $25.0 million reduction in Fed Funds purchased, a $37.5 million increase in deposits and $41.4 million in TARP Capital Purchase Program funds.

CAPITAL RESOURCES - Federal regulators require the measurement of various capital ratios, including risk-based capital measurements. Risk-weighted ratios require an analysis that weights balance sheet and off-balance sheet items for their inherent risk. It requires minimum standards for risk-based capital by capital tier.

The following table reflects PremierWest Bank's various capital ratios, as compared to regulatory minimums for capital adequacy purposes:

	June 30,	December 31,	June 30,	Minimum to be	Minimum to be
	2009	2008	2008	“Adequately Capitalized”	“Well-Capitalized”

Total risk-based capital ratio	11.37%	10.92%	11.17%	>8.00%	>10.00%
Tier 1 risk-based capital ratio	10.10%	9.67%	9.91%	>4.00%	>6.00%
Leverage ratio	9.65%	9.48%	10.02%	>4.00%	>5.00%

The various capital ratios for PremierWest Bancorp, compared to regulatory minimums for capital adequacy purposes are as follows:

	June 30,	December 31,	June 30,	Minimum to be
	2009	2008	2008	“Adequately Capitalized”

Total risk-based capital ratio	11.55%	11.05%	11.22%	>8.00%
Tier 1 risk-based capital ratio	10.28%	9.80%	9.97%	>4.00%
Leverage ratio	9.82%	9.59%	10.05%	>4.00%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises principally from interest rate risk in its lending, deposit and borrowing activities. Management actively monitors and manages its interest rate risk exposure. Although the Company manages other risks, such as credit quality and liquidity risk, in the normal course of business, Management considers interest rate risk to be a significant market risk, which could have the largest material effect on the Company's financial condition and results of operations. Other types of market risks, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities. The Company did not experience a significant change in market risk at June 30, 2009, as compared to December 31, 2008.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was carried out by PremierWest Bancorp’s Management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures the (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).

CONTINUING REMEDIATION OF MATERIAL WEAKNESS IN INTERNAL CONTROL OVER FINANCIAL REPORTING

June 30, 2009

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are deemed to be ineffective pursuant to the definition of the term “disclosure controls and procedures” set forth in Rule 13a-15(e) due to the late filing of this Form 10-Q. The delay in completing the financial statements was primarily caused by accounting personnel having reduced availability due to facilitating and responding to requests related to the recent regulatory examination and the acquisition of two branches from Wachovia, which closed on July 17, 2009, as well as additional time needed to complete an interim goodwill impairment analysis.  Review of the Registrant’s financial statements by the Registrant’s independent auditors could not be completed by the initial filing deadline for the reasons cited above.

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

The Company’s remediation efforts will be governed by a Committee under the direction of the Company’s President and Chief Executive Officer, Chief Operating Officer, Chief Credit Officer, Chief Financial Officer, Chief Banking Officer, Special Assets Manager, Credit Examination Manager and Controller. The status of remediation of the material weakness will be continuously reviewed with the Audit Committee, which will be advised of issues encountered and key decisions reached by Management relating to the ongoing remediation efforts.

The Company recognizes that continued improvement in its internal controls over financial reporting related to impaired loans is necessary. Accordingly, the Company to date has modified its internal processes to more appropriately establish fair market values and impairment on collateral dependant loans and the criteria for determining the timing of related charge-offs, as detailed below:

Appraisals have been designated as the sole evidentiary support for real estate valuation. Impairment of collateral dependent loans will result in an immediate charge-off of the impairment based on the best available information at the time of impairment and subsequently adjusted for updated information.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Other than as described above, there have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during our most recent quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS – From time to time, in the normal course of business, PremierWest may become party to various legal actions. Management is unaware of any existing legal actions against the Company or its subsidiaries that Management believes will have a materially adverse impact on our business, financial condition or results of operations.

ITEM 1A. RISK FACTORS

We may be required to raise additional capital in the future, but that capital may not be available when it is needed, or it may only be available on unacceptable terms, which could adversely affect our financial condition and results of operations. We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. However, if market conditions worsen significantly from those that we currently anticipate, or other unexpected events occur, we may in the future need to raise additional capital to maintain such levels or to support our growth. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we may not be able to raise additional capital, if needed, on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations and pursue our growth strategy could be materially impaired.

The negative impact of the current economic recession has been particularly acute in our primary market areas in Southern and Central Oregon and in Northern California. Substantially all of our loans are to businesses and individuals in Southern and Central Oregon and Northern California. The Medford and Bend areas in Southern and Central Oregon, respectively, have seen precipitous declines in property values. The State of Oregon suffers from one of the nation’s highest unemployment rates and major employers have implemented substantial layoffs or scaled back growth plans. The State of California continues to face significant fiscal challenges, the long-term effects of which on California’s economy cannot be predicted. A further deterioration in the economic conditions or a prolonged delay in economic recovery in our primary market areas could result in the following consequences that could materially and adversely affect our business: increased loan delinquencies; increased problem assets and foreclosures; reduced demand for our products and services; reduced demand for low cost or noninterest bearing deposits or customer shifts from low cost or noninterest bearing deposits to higher cost accounts; and reduced property values that diminish the value of assets and collateral associated with our loans.

We are subject to several restrictions including restrictions on our ability to declare or pay dividends, repurchase our shares and compensate our executives because of our participation in the U.S. Treasury’s TARP Capital Purchase Program. Under the terms of our agreements with the U.S. Treasury following the sale of our Series B Preferred Stock, we are unable to declare dividend payments on common, junior preferred or pari passu preferred shares if we are in arrears on the dividends on the Series B Preferred Stock. Further, we are not permitted to increase dividends on our common stock above $0.06 per share per quarter without the Treasury’s approval or redemption or transfer of the Series B Preferred Stock. We cannot repurchase our shares without Treasury’s consent or the redemption or transfer of the Series B Preferred Stock. We are subject to TARP rules and standards governing executive compensation, which generally apply to our Chief Executive Officer, Chief Financial Officer and the three next most highly compensated senior executive officers and, with recent amendments, can apply to a number of other employees. The standards include (1) ensuring that incentive compensation for senior executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution; (2) required clawback of any bonus or incentive compensation paid to a senior executive based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate; (3) prohibition on making golden parachute payments to senior executives; (4) agreement not to deduct for tax purposes executive compensation in excess of $500,000 for each senior executive; and (5) bonus and incentive compensation restrictions. In particular, the change to the deductibility limit on executive compensation will likely increase the overall cost of our compensation programs in future periods.

Regulatory Risk -- Federal and state governments could pass legislation responsive to current credit conditions.

We could experience higher credit losses because of federal or state legislation or regulatory action that reduces the amount that the Bank’s borrowers are otherwise contractually required to pay under existing loan contracts. Also, we could experience higher credit losses because of federal or state legislation or regulatory action that limits the Bank’s ability to foreclose on property or other collateral or makes foreclosure less economically feasible.

There can be no assurance that recently enacted legislation authorizing the U.S. government to inject capital into financial institutions and purchase assets from financial institutions will help stabilize the U.S. financial system.

The recently enacted Emergency Economic Stabilization Act of 2008 (“EESA”) and American Recovery and Reinvestment Act of 2009 (“ARRA”) are intended to help stabilize the U.S. financial system, in response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions. There can be no assurance of the actual impact that EESA and ARRA will ultimately have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of EESA, ARRA and any subsequent legislation to stabilize the financial markets or a worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, liquidity, access to credit or the trading price of our common stock.

Aside from the risk factors above, there were no material changes in the risk factors presented in the Company’s Form 10-K/A (Amendment No. 1) for the year ended December 31, 2008.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	[Not applicable.]
(b)	[Not applicable.]
(c)	None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(a)	[Not applicable.]
(b)	[Not applicable.]

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

(a) The Company’s 2009 Annual Meeting of Stockholders (the “Annual Meeting”) was held on June 24, 2009, in Medford, Oregon.

(b), (c) The following matters were voted upon at the Annual Meeting and received the following vote:

PROPOSAL NO. 1
				Percent Voting
Election of Board of Directors	For	Withheld	Abstentions	For Proposal
John L. Anhorn	18,182,075	-	393,580	97.88%
Richard R. Hieb	18,177,612	-	398,043	97.86%
James M. Ford	17,378,324	-	1,197,331	93.55%
John A. Duke	16,765,915	-	1,809,740	90.26%
Patrick G. Huycke	18,166,728	-	408,927	97.80%
Rickar D. Watkins	18,140,635	-	435,020	97.66%
Brian Pargeter	17,094,778	-	1,480,877	92.03%
Dennis N. Hoffbuhr	18,141,117	-	434,538	97.66%
Thomas R. Becker	18,120,463	-	455,192	97.55%
James L. Patterson	18,119,860	-	455,795	97.55%
John B. Dickerson	18,008,132	-	567,523	96.94%
PROPOSAL NO. 2
Ratification of Independent Public Accountants	18,115,266	444,241	16,148	97.52%
PROPOSAL NO. 3
Executive Compensation Say on Pay	17,514,808	878,450	182,397	94.29%
Entitled Shares to Vote:	24,766,928
Responded:	18,575,655
Percent Responded:	75.00%

ITEM 5. OTHER INFORMATION
[None.]

ITEM 6. EXHIBITS

(a)	Exhibits
2.1

Purchase and Assumption Agreement with Wachovia Bank, N.A., dated February 19, 2009 (previously filed on Form 10-Q to which this amendment relates, filed May 11, 2009). The Company will furnish supplementally a copy of any omitted schedule to the Agreement to the SEC upon request.

	3.1	Articles of Incorporation of PremierWest Bancorp (incorporated by reference to Exhibit 3.1 to Form 8-K filed February 17, 2009)
	3.2	Amended and Restated Bylaws of PremierWest Bancorp (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-4 filed November 16, 2007, File No. 333-147460)
	10.1	James Ford Supplemental Executive Retirement Plan (incorporate by reference to Exhibit 10.1 to Form 8-K filed April 3, 2009).
	31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Chief Financial Officer (Principal Accounting and Principal Financial Officer) required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
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

DATED: August 14, 2009

PREMIERWEST BANCORP

/s/ James M. Ford
James M. Ford, President and Chief Executive Officer

/s/ Michael D. Fowler
Michael D. Fowler, Chief Financial Officer and Principal Accounting Officer