Form 10-Q
period 2009-09-30
PREMIERWEST BANCORP
filed 2009-11-05
CIK 1102287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2009

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
Yes ☐ No ☒

The number of shares outstanding of Registrant's common stock as of November 2, 2009 was 24,766,928.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PREMIERWEST BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in 000’s)
(UNAUDITED)

ASSETS

	September 30,	December 31,	September 30,
	2009	2008	2008
Cash and cash equivalents:
Cash and due from banks	$30,208	$38,421	$22,753
Federal funds sold	86,865	165	4,995
Interest-bearing deposits	17,235	166	129
Total cash and cash equivalents	134,308	38,752	27,877
Interest-bearing CD's (greater than 90 days)	50,650	198	198
Investments:
Investment securities available-for-sale, at fair market value	113,860	188	204
Investment securities held-to-maturity, at amortized cost
(fair value of $53,095 at 9/30/09, $32,686 at 12/31/08,
and $30,507 at 9/30/08)	52,845	32,216	30,537
Investment securities - Community Reinvestment Act	4,000	4,000	4,000
Restricted equity securities	3,643	3,643	3,628
Total investments	174,348	40,047	38,369
Mortgage loans held-for-sale	842	308	658
Loans, net of deferred loan fees	1,183,386	1,246,573	1,267,878
Allowance for loan losses	(41,513)	(17,157)	(20,960)
Loans, net	1,141,873	1,229,416	1,246,918
Premises and equipment, net of accumulated
depreciation and amortization	47,271	48,146	48,425
Core deposit intangibles, net of amortization	3,687	2,453	2,632
Goodwill	74,920	70,400	75,204
Other real estate owned	19,533	4,423	2,669
Accrued interest and other assets	68,118	41,811	30,269
TOTAL ASSETS	$1,715,550	$1,475,954	$1,473,219

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits:
Demand	$251,752	$228,788	$230,619
Interest-bearing demand and savings	542,433	416,636	414,764
Time	696,393	565,845	580,535
Total deposits	1,490,578	1,211,269	1,225,918
Federal funds purchased	-	25,003	13,305
Federal Home Loan Bank borrowings	30	20,042	48
Junior subordinated debentures	30,928	30,928	30,928
Accrued interest and other liabilities	12,931	11,728	14,730
Total liabilities	1,534,467	1,298,970	1,284,929
COMMITMENTS AND CONTINGENCIES (Note 11)
SHAREHOLDERS' EQUITY
Series A Preferred Stock, no par value, 1,000,000 shares
authorized, no shares issued and outstanding
(no shares at 9/30/09 and 12/31/08, 11,000 shares at 9/30/08)	-	-	9,590
Series B Preferred Stock, net of unamortized discount,
no par value, 41,400 shares authorized, issued and
outstanding (no shares at 12/31/08 and 9/30/08)	39,465	-	-
Warrant to purchase common stock	2,179	-	-
Common stock - no par value; 50,000,000 shares authorized;
24,766,928 shares issued and outstanding
(24,753,069 at 12/31/08 and 23,523,030 at 9/30/08)	173,158	168,032	158,403
Retained earnings (deficit)	(34,155)	8,913	20,256
Accumulated other comprehensive income	436	39	41
Total shareholders' equity	181,083	176,984	188,290
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,715,550	$1,475,954	$1,473,219

See accompanying notes.

PREMIERWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in 000’s, Except for Earnings (Loss) per Share Data)
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$18,202	$22,382	$56,771	$67,315
Interest on investments:
Taxable	651	266	1,119	760
Nontaxable	49	33	201	118
Interest on federal funds sold	99	4	135	46
Other interest and dividends	154	9	190	84

Total interest and dividend income	19,155	22,694	58,416	68,323

INTEREST EXPENSE
Deposits:
Interest-bearing demand and savings	410	1,519	2,484	4,633
Time	4,318	4,995	11,900	15,659
Federal funds purchased	-	184	14	378
Federal Home Loan Bank advances	1	1	19	47
Junior subordinated debentures	449	450	1,348	1,280

Total interest expense	5,178	7,149	15,765	21,997
Net interest income	13,977	15,545	42,651	46,326

LOAN LOSS PROVISION	10,261	4,750	71,351	13,050

Net interest income (loss) after loan loss provision	3,716	10,795	(28,700)	33,276

NON-INTEREST INCOME
Service charges on deposits accounts	1,396	1,382	4,004	3,749
Mortgage banking fees	136	94	526	347
Investment brokerage and annuity fees	345	356	935	1,182
Other commissions and fees	711	568	1,963	1,667
Other non-interest income	258	194	797	623

Total non-interest income	2,846	2,594	8,225	7,568

NON-INTEREST EXPENSE
Salaries and employee benefits	7,132	6,739	21,256	19,996
Net occupancy and equipment	1,903	1,895	5,600	5,657
FDIC and state assessments	1,275	235	3,014	696
Communications	542	517	1,543	1,576
Professional fees	494	201	1,594	1,147
Advertising	167	218	616	682
Other non-interest expense	3,305	1,664	7,336	5,443
Total non-interest expense	14,818	11,469	40,959	35,197

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	(8,256)	1,920	(61,434)	5,647
PROVISION (BENEFIT) FOR INCOME TAXES	(3,316)	632	(24,901)	1,911
NET INCOME (LOSS)	$(4,940)	$1,288	$(36,533)	$3,736
PREFERRED STOCK DIVIDENDS AND DISCOUNT ACCRETION	$(614)	$(69)	$(1,555)	$(206)
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(5,554)	$1,219	$(38,088)	$3,530

EARNINGS (LOSS) PER COMMON SHARE:
BASIC	$(0.22)	$0.05	$(1.54)	$0.15
DILUTED	$(0.22)	$0.05	$(1.54)	$0.15

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
Other comprehensive loss
Amortization of unrealized gains
for investment securities
transferred to held-to-maturity and
unrealized losses on investment
securities available-for-sale	-	-	-	-	-	(21)	(21)	(21)
Comprehensive loss								$(7,560)
Preferred stock dividend declared	-	-	-	-	(275)	-	(275)
Common stock cash dividend declared	-	-	-	-	(4,032)	-	(4,032)
Stock-based compensation expense	-	-	-	433	-	-	433
Repurchase of common stock	-	-	(40,800)	(435)	-	-	(435)
Stockmans Bank Acquisition	-	-	5,357,404	60,967	-	-	60,967
Stock options exercised	-	-	12,970	66	-	-	66
Stock options exercised (Note 4)	-	-	189,958	1,115	-	-	1,115
Shares exchanged in payment of
option exercise consideration (Note 4)	-	-	(102,599)	(1,108)	-	-	(1,108)
Income tax benefit of stock options
exercised	-	-	-	138	-	-	138
Preferred stock converted to common	(11,000)	(9,590)	1,169,922	9,590	-	-	-
BALANCE - DECEMBER 31, 2008	-	-	23,574,351	168,032	8,913	39	176,984
Comprehensive loss:
Net loss	-	-	-	-	(36,533)	-	(36,533)	$(36,533)
Other comprehensive loss
Amortization of unrealized gains
for investment securities
transferred to held-to-maturity
and unrealized gains on investment
securities available-for-sale	-	-	-	-	-	397	397	397
Comprehensive loss								$(36,136)
Preferred stock dividend declared	-	-	-	-	(1,311)	-	(1,311)
Common stock dividend (5%)	-	-	1,178,711	4,741	(4,741)	-	-
Common stock cash dividend	-	-	-	-	(236)	-	(236)
Cash paid for fractional shares				-	(3)		(3)
Stock-based compensation expense	-	-	-	336	-	-	336
Stock options exercised	-	-	13,866	48	-	-	48
Income tax benefit of stock options
exercised	-	-	-	1	-	-	1
Issuance of Series B preferred stock to							-
U.S. Treasury, and accretion of discount	41,400	39,465	-	-	(244)	-	39,221
Issuance of warrant to U.S. Treasury	-	2,179	-	-	-	-	2,179
BALANCE - September 30, 2009	41,400	$41,644	24,766,928	$173,158	$(34,155)	$436	$181,083

See accompanying notes.

PREMIERWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in 000’s)
(UNAUDITED)

	For the Nine Months Ended
	September 30,	September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(36,533)	$3,736
Adjustments to reconcile net income (loss) to net cash
from operating activities:
Depreciation and amortization	2,864	2,916
Loan loss provision	71,351	13,050
Deferred income taxes	16,047	(170)
Amortization of premiums and accretion of discounts
on investment securities, net	430	-
Funding of loans held-for-sale	(27,024)	(19,509)
Sale of loans held-for-sale	27,015	19,759
Gain on sale of loans held-for-sale	(525)	(339)
Change in BOLI value (net of benefit obligations)	405	-
Stock-based compensation expense	336	360
Excess tax benefit from stock options exercised	-	(4)
Gain on sales of premises and equipment	(58)	(31)
Loss on sale of other real estate owned	3,088	-
Write down of other real estate owned impairment	258	-
Write down of low income housing tax credit investment	114	-
Changes in accrued interest receivable/payable and other
assets/liabilities	(75,193)	(5,562)
Net cash provided by (used in) operating activities	(17,425)	14,206
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment certificates of deposit	(50,452)	-
Purchase of investment securities available-for-sale	(119,094)	-
Proceeds from principal payments received on
securities available-for-sale	1,806	-
Proceeds from maturities and calls of investment
securities available-for-sale	4,000	-
Purchase of investment securities held-to-maturity	(40,752)	(25,771)
Proceeds from principal payments received on
securities held-to-maturity	153	-
Proceeds from maturities and calls of investment
securities held-to-maturity	19,765	31,259
Purchase of Community Reinvestment Act investments	-	(4,000)
Proceeds from redemption of Federal Home Loan Bank stock	-	319
Loan originations, net	32,101	(41,208)
Purchase of premises and equipment	(925)	(3,292)
Sale of premises and equipment	500	863
Purchase of low income housing tax credit investment	(911)	-
Cash and cash equivalents received, net of cash paid for acquisition of Stockmans
Financial Group	-	90,623
Cash received, net of cash paid for Wachovia asset purchase	334,718	-
Net cash provided by investing activities	180,909	48,793
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(63,075)	(6,441)
Net decrease in Federal Home Loan Bank borrowings	(20,012)	(32,578)
Net decrease in Federal Funds purchased	(25,003)	(40,714)
Repurchase of common stock	-	(435)
Dividends paid on common stock	(236)	(3,707)
Dividends paid on preferred stock	(1,047)	-
Cash paid for fractional shares relating to stock dividend	(3)	-
Stock options exercised	48	77
Excess tax benefit from stock options exercised	-	4
Proceeds from issuance of preferred stock	41,400	-
Net cash used in financing activities	(67,928)	(83,794)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	95,556	(20,795)
CASH AND CASH EQUIVALENTS - Beginning of the period	38,752	48,672
CASH AND CASH EQUIVALENTS - End of the period	$134,308	$27,877

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$16,324	$21,654
Cash paid for taxes	$650	$4,885
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
Transfers of loans to other real estate owned	$18,199	$2,669
Income tax benefit of stock options exercised	$1	$167
Increase in goodwill resulting from acquisition of Stockmans Financial Group	$37	$49,458
Increase in goodwill resulting from acquisition of Wachovia branches	$4,483	$-
Preferred cash dividend declared but not yet paid	$264	$207
Accretion of preferred stock discount	$244	$-
Common cash dividend declared but not yet paid	$-	$1,344
Stock issued for acquisition of Stockmans Financial Group	$-	$60,967

See accompanying notes.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – The accompanying consolidated financial statements include the accounts of PremierWest Bancorp (the Company or PremierWest) and its wholly-owned subsidiary, PremierWest Bank (the Bank).

The Bank offers a full range of financial products and services through a network of 48 full service branch offices, 41 of which are located along the Interstate 5 freeway corridor between Roseburg, Oregon, and Sacramento, California. This total includes the two recently acquired Wachovia branches in Davis and Grass Valley, California (refer to Note 2). Of the 48 full service branch offices, 24 are located in Oregon (Jackson, Josephine, Deschutes, Douglas, and Klamath Counties) and 24 are located in California (Siskiyou, Shasta, Butte, Tehama, Placer, Sacramento, Nevada and Yolo Counties). The Bank’s activities include the usual lending and deposit functions of a community-oriented commercial bank: commercial, real estate, installment, and mortgage loans; checking, time deposit, and savings accounts; mortgage loan brokerage services; and automated teller machines (ATMs) and safe deposit facilities. The Bank has three subsidiaries: Premier Finance Company, PremierWest Investment Services, Inc., and Blue Star Properties, Inc. Premier Finance Company has offices in Medford, Grants Pass, Redmond, Roseburg, Klamath Falls, Eugene and Portland, Oregon and Redding, California and is engaged in the business of consumer lending. PremierWest Investment Services, Inc. operates throughout the Bank’s market area providing brokerage services for investment products including stocks, bonds, mutual funds and annuities. Blue Star Properties, Inc. serves solely to hold real estate properties for the Company.

In December 2004, the Company established PremierWest Statutory Trust I and II (the Trusts), as wholly-owned Delaware statutory business trusts, for the purpose of issuing guaranteed individual beneficial interests in junior subordinated debentures (Trust Preferred Securities). The Trusts issued $15.5 million in Trust Preferred Securities for the purpose of providing additional funding for operations and enhancing the Company’s consolidated regulatory capital. A third trust, the Stockmans Financial Trust I in the amount of $15.5 million, was added in 2008 pursuant to the acquisition of Stockmans Financial Group. In accordance with the Financial Accounting Standards Board’s (“FASB”) Interpretation No. 46(R)(Accounting Standards Codification (“ASC”) 810-10-05), “Consolidation of Variable Interest Entities,” the Company has not included the Trusts in its consolidated financial statements but has recognized, as junior subordinated debt, the outstanding balance of the Trust Preferred Securities as of September 30, 2009 and 2008.

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

The balance sheet data as of December 31, 2008 were derived from audited financial statements and do not include all disclosures contained in the 2008 Annual Report to Shareholders. The interim consolidated financial statements should be read in conjunction with the Company's 2008 consolidated financial statements, including the notes thereto, included in the 2008 Annual Report to Shareholders as filed with the Securities and Exchange Commission under Form 10-K/A (Amendment No. 1). The reader should keep in mind that the results of operations for the interim periods shown in the accompanying consolidated financial statements are not necessarily indicative of results for any future interim periods or the entire fiscal year.

Method of accounting and use of estimates – The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. This requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of income and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates made by Management involve the calculation of the allowance for loan losses, the fair value of available-for-sale investment securities, deferred tax assets, the value of other real estate owned, and the calculations involved in determining potential goodwill impairment.

The Company utilizes the accrual method of accounting which recognizes income when earned and expenses when incurred.

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through November 3, 2009, the date the financial statements were available to be issued. In Management’s opinion, all accounting adjustments necessary to accurately reflect the financial position and results of operations on the accompanying financial statements have been made. These adjustments include normal and recurring accruals considered necessary for a fair and accurate presentation. The results for interim periods are not necessarily indicative of results for the full year or any other interim period.

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

Cash dividends – On January 8, 2009, the Company declared a $0.01 per share quarterly cash dividend. The dividend was paid on February 17, 2009 to PremierWest Bancorp shareholders of record as of January 30, 2009. On August 17, 2009, a cash dividend of $517,500 was paid to the United States Department of the Treasury pursuant to the Troubled Asset Relief Program Capital Purchase Program for the 41,400 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B, with cumulative dividends at a rate of 5.0% per annum for the first five years and 9.0% per annum thereafter.

NOTE 2 – ACQUISITIONS

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

The core deposit intangible asset represents the value ascribed to the long-term deposit relationships acquired. This intangible asset is being amortized on a straight-line basis over a weighted average estimated useful life of seven years. The core deposit intangible asset is not estimated to have a significant residual value. Goodwill represents the excess of the total purchase price paid for Stockmans Bank over the fair values of the assets acquired, net of the fair value of the liabilities assumed. Goodwill is not amortized, but is evaluated for possible impairment at least annually and more frequently if events and circumstances indicate that the asset might be impaired. No impairment losses were recognized in connection with core deposit intangibles or goodwill during the period from acquisition to September 30, 2009.

The following table represents unaudited pro forma results of operations for the nine months ended September 30, 2008, as if the acquisition of Stockmans Bank had occurred at the beginning of 2008. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred at the beginning of 2008.

At September 30, 2008
(Dollars in 000's, except per share data)

	PremierWest	Pro Forma	Nine Months Ended
	Bancorp Historical	Adjustments	September 30, 2008
Net interest income	$46,326	$544	$46,870
Provision for loan losses	(13,050)	-	(13,050)
Non-interest income	7,420	13	7,433
Non-interest expense	(35,049)	(339)	(35,388)
Income before income taxes	5,647	218	5,865
Provision for income taxes	(1,911)	(83)	(1,994)
Net income	$3,736	$135	$3,871

Earnings per share
Basic			$0.16
Diluted			$0.16

Weighted average shares outstanding
Basic			23,513,967
Diluted			23,559,272

ACQUISITION OF WACHOVIA BRANCHES

On July 17, 2009, PremierWest Bank acquired two Wachovia Bank branches in Northern California, located in Davis and Grass Valley. Management of the Company believes that the ability to compete with larger financial service providers necessitates additional expansion. By bolstering its presence in Northern California, Management expects the Company to increase the availability of its services to existing customers throughout Northern California and to bring a healthy, community bank competitor to the Davis and Grass Valley communities. Soon after the acquisition date, these offices and their employees commenced operating as branch offices of PremierWest Bank. The transaction was accounted for as a business combination.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

(Dollars in 000s)
July 17, 2009
Fair value of assets acquired:
Cash	$334,718
Loans	799
Premises and equipment	928
Core deposit intangible	1,812
Other assets	5
Total fair value of assets acquired	$338,262

Fair value of liabilities assumed:
Deposits
Demand	$3,982
Interest-bearing demand and savings	97,753
Time certificates	240,649
Total deposits	342,384
Accrued interest	361
Total fair value of liabilities assumed	342,745

Goodwill	$4,483

Additional adjustments to the purchase price allocation may be required.

The core deposit intangible asset of $1.8 million represents the value ascribed to the long-term deposit relationships acquired. This intangible asset is being amortized on a straight-line basis over a weighted average estimated useful life of 7.4 years. The core deposit intangible asset is not estimated to have a significant residual value. There is a negative CD premium of $4.0 million, or -1.75% of book value. This negative premium is being amortized over a weighted average estimated useful life of 11 months. The value is a result of the current all-in cost of the CD portfolio being well above the cost of similar funding. Goodwill represents the excess of the total purchase price paid for the Wachovia branches over the fair values of the assets acquired, net of the fair value of the liabilities assumed. Goodwill of $4.5 million from this business combination will be tax deductible and amortized over 15 years. Goodwill is also evaluated for possible impairment at least annually, and more frequently, if events and circumstances indicate that the asset might be impaired.

On October 5, 2009, the Securities and Exchange Commission granted relief to the Company, allowing it to omit certain historical and pro forma financial information of the two Wachovia Bank branches acquired, as required by Rule 3-05 of Regulation S-X and certain related pro forma financial information under Article 11 of Regulation S-X. After making every reasonable effort to do so, it was determined to be impractical for the Company to provide this information as separate, audited financial statements of the acquired branches were never prepared and the acquired branches were not operated as a distinct, stand-alone entity.

NOTE 3 – FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157 (“SFAS 157 (ASC 820-10-05)”), “Fair Value Measurements.” SFAS 157 (ASC 820-10-05) defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 (ASC 820-10-05) applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, SFAS 157 (ASC 820-10-05) establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy is as follows:

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

The Company used the following methods and significant assumptions to estimate fair value for its assets measured and carried at fair value in the financial statements:

Investment securities available-for-sale – Securities classified as available-for-sale are reported at fair value utilizing Level 2 inputs. Fair values for investment securities are based on quoted market prices or the market values for comparable securities. The Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. Available-for-sale securities is the only balance sheet category the Company accounts for at fair value on a recurring basis, as defined in the fair value hierarchy of SFAS 157 (ASC 820-10-05). The following table presents information about these securities and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

(Dollars in 000's)	Fair Value Measurements
	At 9/30/09 Using
		Quoted Prices in Active
	Fair Value	Markets for Identical	Other Observable Inputs	Significant Unobservable
Description	9/30/2009	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Securities Available-for-sale	$113,860	$-	$113,860	$-
Total Assets Measured at Fair Value	$113,860	$-	$113,860	$-

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

The following table presents the fair value measurement for non-recurring assets as of September 30, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

(Dollars in 000's)	Fair Value Measurements
	At 9/30/09 Using

		Quoted Prices in Active
	Fair Value	Markets for Identical	Other Observable Inputs	Significant Unobservable
Description	9/30/2009	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Other real estate owned	$19,533	$-	$-	$19,533
Loans measured for impairment*	64,120	-	-	64,120
Specific reserves on impaired loans	(4,066)	-	-	(4,066)
Total Net Assets Measured at Fair Value	$79,587	$-	$-	$79,587

* While all non-accrual loans (totaling $106.8 million) are measured for impairment, $64.1 million of these loans have had a charge-off and/or specific reserve applied based on the fair value of the underlying collateral.

The other real estate owned is real estate in which the Bank has taken ownership in partial or full satisfaction of unpaid loans. As shown above, other real estate owned is recorded at net realizable value, defined as the lower of the carrying amount of the loan or fair value less estimated costs to sell. At the time of foreclosure, other real estate owned is recorded at the net realizable value, which becomes the property’s new basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan and lease losses. After foreclosure, Management periodically performs valuations such that the real estate is carried at the lower of its new cost basis or fair value, net of estimated costs to sell. Fair value adjustments on other real estate owned are recorded as a net loss on real estate owned. This loss represents impairments on other real estate owned for fair value adjustments based on the fair value of the real estate.

Of the $64.1 million of loans measured for impairment shown in the table above, there were $27.5 million of related charge-offs loan-to-date and $4.1 million of specific reserves applied to those loans.

The following methods and assumptions were used by the Bank in estimating fair values of assets and liabilities, in accordance with the provisions of Financial Accounting Standards Board Statement No. 107, “Disclosures about Fair Value on Financial Instruments”, (“FAS 107 (ASC 825-10-50)”).

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

Loans held-for-sale – Loans held-for-sale includes mortgage loans and are reported at the lower of cost or market value. Cost generally approximates market value, given the short duration of these assets. Gains or losses on the sale of loans held-for-sale are recognized at the time of the sale and determined by the difference between net sale proceeds and the net book value of the loans less the estimated fair value of any retained mortgage servicing rights.

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

The following disclosures are made in accordance with the provisions of SFAS No. 107 (ASC 825-10-50), “Disclosures About Fair Value of Financial Instruments,” which requires the disclosure of fair value information about financial instruments where it is practicable to estimate that value. In cases where quoted market values are not available, the Bank primarily uses present value techniques to estimate the fair values of its financial instruments. Valuation methods require considerable judgment, and the resulting estimates of fair value can be significantly affected by the assumptions made and methods used. Accordingly, the estimates provided herein do not necessarily indicate amounts which could be realized in a current market exchange.

In addition, as the Bank normally intends to hold the majority of its financial instruments until maturity, it does not expect to realize many of the estimated amounts disclosed. The disclosures also do not include estimated fair value amounts for items which are not defined as financial instruments but which have significant value. These include such off-balance sheet items as core deposit intangibles on non-acquired deposits. The Bank does not believe that it would be practicable to estimate a representational fair value for these types of items as of September 30, 2009 and December 31, 2008.

As SFAS No. 107 (ASC 825-10-50) excludes certain financial instruments and all non-financial instruments from its disclosure requirements, any aggregation of the fair value amounts presented in the following table would not represent the underlying value of the Bank:

	As of September 30, 2009		As of December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

Financial assets:
Cash and cash equivalents	$134,308	$134,308	$38,752	$38,752
Investment securities available-for-
sale	$113,860	$113,860	$188	$188
Investment securities held-to-
maturity	$52,845	$53,095	$32,216	$32,686
Investment securities -	$4,000	$4,000	$4,000	$4,000
Community Reinvestment Act
Restricted equity investments	$3,643	$3,643	$3,643	$3,643
Loans held-for-sale	$842	$842	$308	$308
Loans, net*	$1,141,873	$1,075,754	$1,229,416	$1,137,572

Financial liabilities:
Deposits	$1,490,578	$1,500,168	$1,211,269	$1,217,591
Federal funds purchased	$-	$-	$25,003	$25,003
FHLB borrowings	$30	$30	$20,042	$20,048
Junior subordinated debentures	$30,928	$10,473	$30,928	$12,416

*Net of allowance for loan losses and deferred loan fees

NOTE 4 – STOCK-BASED COMPENSATION

At September 30, 2009, PremierWest Bancorp had one active equity incentive plan – the 2002 Stock Incentive Plan (“2002 Plan”). The 2002 Plan was initially established in May 2002 and approved by shareholders. The plan was amended and restated in May 2005 to allow for the issuance of restricted stock grants in addition to stock options. The plan was also amended and restated in May 2007 to increase the number of shares available for issuance under the plan by 1,000,000 shares. Both amendments were approved by shareholders. The amended and restated 2002 Plan presently authorizes the issuance of up to 2,145,123 shares of stock, of which 1,158,030 shares were available for issuance at September 30, 2009. As of September 30, 2009, there were no restricted stock grants outstanding.

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

During the nine month period ended September 30, 2009, stock option activity was as follows:
			Weighted Average
	Number	Weighted Average	Remaining	Aggregate
	of	Exercise	Contractual Term	Intrinsic Value
	Shares	Price	(Years)	(in thousands)
Stock options outstanding, 12/31/2008	1,049,399	$8.97
Granted	7,100	$3.77
Exercised	(14,559)	$3.01		$30
Forfeited	(34,328)	$9.51
Expired	(20,519)	$6.13
Stock options outstanding, 9/30/09	987,093	$9.06	6.14	$-
Stock options exercisable, 9/30/09	533,850	$8.22	4.72	$-

PremierWest Bancorp follows Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R (ASC 505-50-05)”). SFAS 123R (ASC 505-50-05) requires companies to measure and recognize as compensation expense the grant date fair market value for all share-based awards. That portion of the grant date fair market value that is ultimately expected to vest is recognized as expense over the requisite service period, typically the vesting period, utilizing the straight-line attribution method. SFAS 123R (ASC 505-50-05) requires companies to estimate the fair market value of stock-based payment awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model to value its stock options. The Black-Scholes model requires the use of assumptions regarding the historical volatility of the Company’s stock price, its expected dividend yield, the risk-free interest rate and the weighted average expected life of the options. The following schedule reflects the weighted-average assumptions included in this model as it relates to the valuation of options granted for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Risk-free interest rate	NA	3.4%	3.0%	3.3%
Expected dividend	NA	2.54%	2.54%	2.48%
Expected lives, in years	NA	7.0	7.0	7.0
Expected volatility	NA	29%	28%	28%

There were no stock options granted during the third quarter of 2009.

SFAS 123R (ASC 505-50-05) requires that the cash flows from the tax benefits resulting from tax deductions in excess of the compensation expense recognized for stock options (excess tax benefits) be reported as financing cash flows. Excess tax benefits classified as financing cash inflows for the three months ended September 30, 2009 and 2008 were $0 and $4,400, respectively.

Stock-based compensation expense recognized under SFAS 123R (ASC 505-50-05) was $112,000 with a related tax benefit of $44,800, for the quarter ended September 30, 2009, compared to stock-based compensation expense of $102,000, with a related tax benefit of $39,000, for the quarter ended September 30, 2008. At September 30, 2009, unrecognized stock-based compensation expense totaled $1,023,000 and will be expensed over a period of approximately 7 years.

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

NOTE 5 - INVESTMENT SECURITIES

Investment securities at September 30, 2009 and December 31, 2008 consisted of the following:
(Dollars in 000's)
	September 30, 2009
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Available-for-sale:
Mortgage-backed securities and collateralized
mortgage obligations	$89,655	$634	$(46)	$90,243
U.S. Government and agency securities	22,520	37	-	22,557
Obligations of states and political subdivisions	1,060	-	-	1,060
Total	$113,235	$671	$(46)	$113,860

Held-to-maturity:
Mortgage-backed securities and collateralized
mortgage obligations	$1,646	$73	$-	$1,719
U.S. Government and agency securities	42,950	225	(102)	43,073
Obligations of states and political subdivisions	8,249	67	(13)	8,303
Total	$52,845	$365	$(115)	$53,095
Investment securities -	$4,000	$-	$-	$4,000
Community Reinvestment Act
Restricted equity securities	$3,643	$-	$-	$3,643

	December 31, 2008
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Available-for-sale:
Mortgage-backed securities and collateralized
mortgage obligations	$188	$1	$(1)	$188
Total	$188	$1	$(1)	$188

Held-to-maturity:
Mortgage-backed securities and collateralized
mortgage obligations	$1,799	$52	$-	$1,851
U.S. Government and agency securities	27,496	419	-	27,915
Obligations of states and political subdivisions	2,921	22	(23)	2,920
Total	$32,216	$493	$(23)	$32,686
Investment securities -	$4,000	$-	$-	$4,000
Community Reinvestment Act
Restricted equity securities	$3,643	$-	$-	$3,643

The table below presents the gross unrealized losses and fair value of the Bank’s investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2009. Of these amounts, three available-for-sale and two held-to-maturity investments comprised the less than 12 months category, and three available-for-sale and six held-to-maturity investments comprised the 12 months or more category. Total unrealized losses for mortgage backed available-for-sale securities greater than 12 months at September 30, 2009, were approximately $200, and therefore, were not included in the table below.

At September 30, 2009
(Dollars in 000's)
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available for sale:
Mortgage-back securities and collateralized	$11,424	$(46)	$-	$-	$11,424	$(46)
mortgage obligations
Held-to-maturity:
U.S. Government and agency securities	5,572	(102)	-	-	5,572	(102)
Obligations of state and political
subdivisions	-	-	2,481	(13)	2,481	(13)
	$16,996	$(148)	$2,481	$(13)	$19,477	$(161)

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

The amortized cost and estimated fair value of investment securities at September 30, 2009, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

At September 30, 2009
(Dollars in 000's)

	Available-for-sale		Held-to-maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value

Due in one year or less	$-	$-	$9,266	$9,367
Due after one year through
five years	19,580	19,593	23,833	23,977
Due after five years through
ten years	4,093	4,117	12,603	12,534
Due after ten years	89,562	90,150	7,143	7,217

	$113,235	$113,860	$52,845	$53,095

At September 30, 2009, investment securities with an estimated fair market value of $127.5 million were pledged to secure public deposits, certain nonpublic deposits and borrowings.

As required of all members of the Federal Home Loan Bank of Seattle (FHLB) system, the Company maintains investment in the capital stock of the FHLB in an amount equal to the greater of $500 or 0.5% of home mortgage loans and pass-through securities plus 5.0% of the outstanding balance of mortgage home loans sold to FHLB under the Mortgage Purchase Program. The FHLB system, the largest government sponsored entity in the United States, is made up of 12 regional banks, including the FHLB of Seattle. Participating banks record the value of FHLB stock equal to its par value at $100 per share. The Company is required to hold FHLB’s stock in order to receive advances and views this investment as long-term. Thus, when evaluating it for impairment, the value is determined based on the recovery of the par value through redemption by the FHLB or from the sale to another member, rather than by recognizing temporary declines in value. Although the FHLB disclosed that it incurred net losses in its fiscal year 2008 and has suspended dividend payments to its members, it is undercapitalized as of September 30, 2009. The Company has concluded that its investment in FHLB is not impaired as of September 30, 2009 and believes that it will ultimately recover the par value of its investment in this stock.

NOTE 6 – LOANS, NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

Loans as of September 30, 2009 and December 31, 2008 consisted of the following:
(Dollars in 000's)	2009	2008
Real estate-commercial	$617,274	$604,728
Real estate-construction	215,195	280,219
Real estate-residential	34,258	22,587
Commercial	177,958	199,739
Agricultural	51,587	48,640
Consumer	82,083	82,253
Overdrafts	3,785	7,462
Other	2,324	2,360
Gross loans	1,184,464	1,247,988
Less: allowance for loan losses	(41,513)	(17,157)
Less: deferred loan fees	(1,078)	(1,415)
Loans, net	$1,141,873	$1,229,416

Transactions in the allowance for loan losses for the nine months ended September 30, 2009 and September 30, 2008 were as follows:
(Dollars in 000's)	2009	2008
BALANCE, beginning of the period	$17,157	$11,450
Stockmans Bank purchase (1)	-	9,112
Loans charged-off	(47,969)	(13,355)
Loan recoveries	974	703
Loan loss provision	71,351	13,050
BALANCE, end of the period	$41,513	$20,960
(1) Amount resulting from the acquisition of Stockmans Bank - refer to Note 2.

The following table summarizes non-performing assets as of September 30, 2009 and December 31, 2008:
(Dollars in 000's)	2009	2008
Non-accrual loans	$106,792	$68,496
Impaired loans in process of collection (2)	-	12,682
Loans past due greater than 90 days on accrual status	2,589	1,437
Total non-performing loans	109,381	82,615
Other real estate owned	19,533	4,423
Total non-performing assets	$128,914	$87,038
Non-performing loans to gross loans	9.23%	6.62%
Non-performing assets to total assets	7.51%	5.90%

(2) Loans where principal and interest payments are less than 90 days past due, and are still accruing interest, but display risk characteristics consistent with nonperforming loans.

NOTE 7 - GOODWILL

The Company performs a goodwill impairment analysis on an annual basis as of December 31 and on an interim basis when events or circumstances suggest impairment may potentially exist. A significant amount of judgment is required in determining if indications of impairment have occurred including, but not limited to, a sustained and significant decline in the stock price and market capitalization of the Company, a significant decline in the future cash flows expected by the Company, an adverse regulatory action, a significant adverse change in the Company’s business operating environment and other events.

At September 30, 2009, the Company determined that a number of factors suggested that goodwill impairment might exist and, accordingly engaged an independent third party valuation consultant to perform an impairment analysis as had been done as of December 31, 2008, March 31, 2009 and June 30, 2009. An impairment analysis includes a two step process, the first step of which compares the fair value of a reporting unit to its carrying value.

Because the Company’s operations are comprised almost exclusively of its commercial banking activities, the step one analysis assessed the fair value of the entire Company as a single unit against its carrying value. As a consequence of the general banking environment and a continuing decline in the Company’s market capitalization (fair value of the reporting unit) below the book value of its equity on the balance sheet at September 30, 2009, the step one analysis indicated potential impairment existed and that a step two evaluation was required to properly assess potential goodwill impairment.

The step two analysis involves the determination of the fair value of the reporting unit’s assets and liabilities. Fair value adjustments to all components of the balance sheet were determined as follows:

The loan portfolio was valued in accordance with SFAS 157 (ASC 820-10-05) reflecting a priority of valuation methodology.  Accordingly, Level 1 and Level 2 inputs were unavailable due to the absence of conformity of loans (with the exception of mortgage loans) and to the significant liquidity discount inherent in bank credits as a consequence of general economic conditions. Loans were aggregated into pools with similar characteristics for purposes of using the discounted cash flow methodology for determining the fair value of each pool. The monthly principal and interest totals for each pool of loans were projected based on the contractual terms of the loans, including maturity and amortization requirements with adjustments for prepayments where appropriate. Discount rates applied to cash flows from each loan pool were developed using the “build-up” method that takes into account factors including funding costs, required rate of return on equity capital, adjustments for servicing costs and an illiquidity premium that was developed using data collected during prior economic downturns and analyzed by our independent consultant.

Other balance sheet component fair value adjustments incorporated in the goodwill impairment analysis were developed using the following methodologies:

  Investment securities were valued using market value as of the measurement date.

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

Based on the results of the step two analysis, the Company concluded that the implied fair value of the goodwill was greater than its carrying value on the Company’s balance sheet and that no goodwill impairment existed at September 30, 2009.

Should the Company’s common stock price decline further and continue to trade below book value or should economic conditions and the Company’s business operating environment continue to deteriorate in the future, the Company will likely determine that goodwill impairment has occurred. In that circumstance, the Company would be required to recognize such impairment as a charge to earnings in the future period in which such impairment occurs. While such impairment could be material to the Company’s results of operations and financial position, it would have no effect on the Company’s cash balances, liquidity or regulatory capital ratios.

NOTE 8 – LINE OF CREDIT AND OTHER BORROWINGS

The Bank had outstanding letters of credit with the Federal Home Loan Bank (FHLB) totaling $15.6 million and $10.1 million as of September 30, 2009 and December 31, 2008, respectively. These letters of credit are used to support its public funds pledging requirements as well as to provide customers with excess deposit insurance. Letters of credit do not increase the Bank’s outstanding borrowings; however, they reduce the Bank’s borrowing availability. The Bank makes monthly principal and interest payments on long-term borrowings and monthly payments of interest only on short-term borrowings under the FHLB’s Cash Management Advance (CMA) program. At September 30, 2009 and December 31, 2008, the Bank had zero and $20.0 million, respectively, of CMA borrowings.

Of the total outstanding advances at September 30, 2009 and December 31, 2008, the Company had long-term borrowings of $30,000 and $42,000, respectively. The $30,000 outstanding at September 30, 2009 will fully amortize to maturity in 2014. Presently, monthly payments of approximately $600 plus interest are being made against these long-term advances with an annual interest rate of 6.53%.

The Bank also utilizes FHLB’s Cash Management Advance program for short-term borrowing needs. Advances taken under this program mature in less than one year. As of September 30, 2009, the Company had no outstanding CMA advances; as of December 31, 2008, the Company had $20.0 million in outstanding CMA advances.

All outstanding borrowings with the FHLB are collateralized as provided for under the Advances, Security and Deposit Agreement between the Bank and the FHLB and include the Bank’s FHLB stock and any funds or investment securities held by the FHLB that are not otherwise pledged for the benefit of others. In addition, certain qualifying loans were pledged to support the Bank’s outstanding advances and provided for immediate available borrowing capacity, after subtracting existing borrowings and outstanding letters of credit, of approximately $6.0 million and $14.3 million as of September 30, 2009 and December 31, 2008, respectively.

As an additional source of liquidity, the Bank maintains federal funds lines with correspondent banks. Federal funds purchased generally mature within one to four days from the transaction date. As of September 30, 2009, the Company was in the process of finalizing a $20.0 million secured credit line through a correspondent bank, which was completed subsequently. The Company also had funding availability with the Federal Reserve Bank of San Francisco of $24.6 million through a line secured by a pledge of certain commercial real estate loans. Outstanding balances under the commitments above at September 30, 2009 and December 31, 2008 were zero. At December 31, 2008, the Company also had a $25.0 million balance outstanding under a fed funds line of credit with a correspondent bank that was subsequently cancelled.

NOTE 9 – JUNIOR SUBORDINATED DEBENTURES

On December 30, 2004, the Company established two wholly-owned statutory business trusts (PremierWest Statutory Trust I and II) that were formed to issue junior subordinated debentures and related common securities. On August 25, 2005, Stockmans Financial Group established a wholly-owned statutory business trust (Stockmans Financial Trust I) to issue junior subordinated debentures and related common securities. Following the acquisition of Stockmans Financial Group, the Company became the successor in interest to Stockmans Financial Trust I. Common stock issued by each of the Trusts and held as an investment by the Company is recorded in other assets in the consolidated balance sheets. Following are the terms of the junior subordinated debentures as of September 30, 2009.

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

In accordance with the relevant accounting pronouncements and guidance from the Securities and Exchange Commission’s (the “SEC”) Office of the Chief Accountant, the Company recorded the Preferred Stock and detachable Warrant within shareholders’ equity on the Consolidated Balance Sheets. The Preferred Stock and detachable Warrant were initially recognized based on their relative fair values at the date of issuance. As a result, the Preferred Stock’s carrying value is at a discount to the liquidation value or stated value. In accordance with the SEC’s Staff Accounting Bulletin No. 68, “Increasing Rate Preferred Stock,” the discount is considered an unstated dividend cost that shall be amortized over the period preceding commencement of the perpetual dividend using the effective interest method, by charging the imputed dividend cost against retained earnings and increasing the carrying amount of the Preferred Stock by a corresponding amount. The discount is therefore being amortized over five years using a 6.26% effective interest rate. The total stated dividends (whether or not declared) and unstated dividend cost combined represents a period’s total Preferred Stock dividend, which is deducted from net income to arrive at net income (loss) available to common shareholders on the Consolidated Statements of Operations.

As of September 30, 2009, the Company has accrued for the third quarter’s dividend payment. As of September 30, 2009, no dividends were in arrears.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve various levels and elements of credit and interest rate risk in excess of the amount recognized in the accompanying consolidated financial statements. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. As of September 30, 2009, the Company had $108.0 million of commitments to extend credit to customers and $17.3 million of standby letters related to extensions of credit.

In the ordinary course of business, the Bank may become involved in various litigation arising from normal banking activities. In the opinion of Management, the ultimate disposition of current actions will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

The Company has committed to make an additional Community Reinvestment Act (CRA) investment in the amount of $4.0 million, which was paid by October 21, 2009.

NOTE 12 - EARNINGS (LOSS) PER SHARE

The Company's basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders (net income (loss) less dividends declared and accretion of discount on preferred stock) by the weighted average number of common shares outstanding during the period, after giving retroactive effect to stock dividends and splits. The Company's diluted earnings (loss) per common share is computed similar to basic earnings (loss) per common share except that the numerator is equal to net income (loss) and the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. Included in the denominator is the dilutive effect of stock options computed under the treasury stock method and the dilutive effect of preferred stock and/or the U.S. Treasury Warrant as if converted to common stock. The following summarizes the weighted average shares outstanding for computation of basic and diluted shares for the three and nine months ended September 30, 2009 and 2008.

Three months ended September 30:	2009	2008
Weighted average number of common shares:
Average shares outstanding-basic	24,766,928	23,518,339
Average shares outstanding-diluted	24,766,928	23,545,208

Nine months ended September 30:	2009	2008
Weighted average number of common shares:
Average shares outstanding-basic	24,736,473	23,000,712
Average shares outstanding-diluted	24,736,473	23,046,017

As of September 30, 2009, approximately 2,248,000 shares related to stock options and the U.S. Treasury Warrant issued for the purchase of common stock (1,090,385 of the total), were not included in the computation of diluted earnings per share as their inclusion would have been anti-dilutive. Stock options of 534,000 and 496,000, respectively, for the three months and nine months ended September 30, 2008, were not included in the computation of diluted earnings per share, as their inclusion would also have been anti-dilutive. No common stock equivalents are considered when the Company reports a net loss, as their inclusion would also be anti-dilutive.

NOTE 13 – INCOME TAXES

As of September 30, 2009 and December 31, 2008, the Company had recorded net deferred tax assets (which are included in the accompanying condensed consolidated balance sheets) of approximately $22.4 million and $5.6 million, respectively.

Under generally accepted accounting principles, a valuation analysis is required to be established if it is “more likely than not” that the deferred tax asset will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, including forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. The Company considers both positive and negative evidence regarding the ultimate realizability of deferred tax assets. Positive evidence includes the ability to implement tax planning strategies to accelerate taxable income recognition and the probability that taxable income will be generated in future periods. Negative evidence includes the Company’s cumulative loss in the prior three year period and the current general business and economic environment.

At September 30, 2009, the Company did not record a valuation allowance relating to our deferred tax assets. Our determination was based largely on the Company’s ability to implement tax planning strategies and the probability that taxable income will be generated in future periods. This positive evidence was sufficient to overcome the negative evidence of a cumulative loss in the most recent three year period that was the result of significant loan loss provision requirements that have occurred during the last twelve months.

Based on Management’s analysis of available evidence, it has been determined that it is “more likely than not” that all of the Company’s deferred income tax assets as of September 30, 2009 and December 31, 2008, will be fully realized and therefore no valuation allowance was recorded. However, changes in the estimate of future taxable income and further deterioration in the business and economic climate could significantly affect the determination of the necessity for a valuation allowance for deferred tax assets in future periods.

NOTE 14 - RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168 (ASC 105-10-05), “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162” (“SFAS 168 (ASC 105-10-05)”). The FASB Accounting Standards CodificationTM will become the source of authoritative US generally accepted accounting principles (GAAP) recognized by the FASB for nongovernmental entities. SFAS 168 (ASC 105-10-05) will supersede Statement 162 (see below) as all of SFAS 168 (ASC 105-10-05) content will be of the same level of authority, which SFAS 162 previously identified and arranged in a hierarchy. SFAS 168 (ASC 105-10-05) will be effective for all financial statements issued for interim and annual periods ending after September 15, 2009. The Company has adopted the Codification during the quarter ended September 30, 2009 and its adoption did not have a material impact on the consolidated financial statements. References to authoritative U.S. GAAP literature, however, in the Company’s financial statements, notes thereto and Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K will be updated to reflect new Codification references.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R) (ASC 810-10-05)” (“SFAS 167”). Generally, SFAS 167 was issued to improve the financial reporting by companies involved with variable interest entities. Specifically, SFAS 167 addresses the effects on some provisions of FASB Interpretation No. 46 (revised December 2003) (ASC 810-10-05), “Consolidation of Variable Interest Entities,” namely, how to account for the elimination of the qualifying special purpose concept in FASB Statement No. 166, “Accounting for Transfers of Financial Assets” (see below). It also addresses concerns about the accounting and disclosures required by Interpretation 46(R) (ASC 810-10-05), especially the timeliness and usefulness of information about an enterprise’s involvement in a variable interest entity. The adoption of SFAS 167 will be effective as of the beginning of each reporting entity’s first annual reporting period beginning after November 15, 2009, and all interim periods within that fiscal year and interim and annual reporting periods thereafter. The Company does not expect the adoption of SFAS 167 to have a material impact on the consolidated financial statements.

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

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165 (ASC 855-10-05), “Subsequent Events” (“SFAS 165 (ASC 855-10-05)”). SFAS 165 (ASC 855-10-05) establishes general standards of the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It should not result in significant changes in the subsequent events that an entity reports, either through recognition or disclosure in its financial statements. The statement requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The Company adopted the provisions of SFAS 165 (ASC 855-10-05) and it did not have a material impact on the consolidated financial statements.

In April 2009, the FASB issued Statement of Financial Accounting Standards No. 107-1 (“SFAS 107-1 (ASC 825-10-50)”) and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. The disclosures require publically traded companies to disclose the fair value of financial instruments in interim periods previously required in annual financial statements. These standards are effective for interim and annual periods ending after June 15, 2009. The Company adopted the provisions of SFAS 107-1 (ASC 825-10-50) and APB 28-1 and it did not have a material impact on the consolidated financial statements.

In April 2009, the FASB issued Statement of Financial Accounting Standards No. 115-2 (ASC 320-10-15) and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“SFAS 115-2 (ASC 320-10-15)” and “SFAS 124-2”). These statements amend the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. These statements are effective for interim and annual periods ending after June 15, 2009. The Company adopted the provisions of SFAS 115-2 (ASC 320-10-15) and SFAS 124-2 and it did not have a material impact on the consolidated financial statements.

In April 2009, the FASB issued Statement of Financial Accounting Standards No. 157-4 (ASC 820-10-05), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“SFAS 157-4 (ASC 820-10-05)”). SFAS 157-4 (ASC 820-10-05) provides additional guidance for estimating fair value in accordance with SFAS 157-4 (ASC 820-10-05), when the volume and level of activity for the asset or liability have significantly decreased. SFAS 157-4 (ASC 820-10-05) also includes guidance on identifying circumstances that indicate a transaction is not orderly. It is effective for interim and annual periods ending after June 15, 2009. The Company adopted the provisions of SFAS 157-4 (ASC 820-10-05) and it did not have a material impact on the consolidated financial statements.

In December 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) 132(R)-1 (ASC 715-20-65), “Employers Disclosures about Postretirement Benefit Plan Assets,” which provides additional guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This interpretation is effective for financial statements issued for fiscal years ending after December 15, 2009. The Company is currently evaluating the impact the adoption of FSP 132(R)-1 (ASC 715-20-65) will have on its consolidated financial statements.

In June 2008, FASB issued FSP EITF 03-6-1 (ASC 260-10-45), “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 (ASC 260-10-45) concludes that nonvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the computation of EPS pursuant to the two-class method. This statement is effective for fiscal years beginning after December 15, 2008, to be applied retrospectively. The adoption of this standard had no impact on the Company.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 163 (ASC 944-20-15), “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60” (“SFAS 163 (ASC 944-20-15)”). SFAS 163 (ASC 944-20-15) requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. This statement clarifies how SFAS 60 applies to financial guarantee insurance contracts by insurance enterprises. This statement also requires expanded disclosures about financial guarantee insurance contracts. The adoption of SFAS 163 (ASC 944-20-15) will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities. The Company adopted the provisions of SFAS 163 (ASC 944-20-15) and it did not have a material impact on the consolidated financial statements.

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

In April 2008, the FASB issued FSP No. 142-3 (ASC 350-30-55), “Determination of the Useful Life of Intangible Assets” (“FSP 142-3 (ASC 350-30-55)”) which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142 (ASC 350-10-05), Goodwill and Other Intangible Assets. FSP 142-3 (ASC 350-30-55) is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The guidance for determining the useful life of a recognized intangible asset in FSP 142-3 (ASC 350-30-55) is to be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements in FSP 142-3 (ASC 350-30-55) are to be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The Company adopted the provisions of FSP 142-3 (ASC 350-30-55) and it did not have a material impact on the consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (ASC 815-10-15), “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161 (ASC 815-10-15)”). SFAS 161 (ASC 815-10-15) is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. The provisions of SFAS 161 (ASC 815-10-15) are effective for any quarter ending after February 28, 2009. The Company adopted the provisions of SFAS 161 (ASC 815-10-15) and it did not have a material impact on the consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (ASC 810-10-65), “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160 (ASC 810-10-65)”). SFAS 160 (ASC 810-10-65) establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement.

SFAS 160 (ASC 810-10-65) clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 (ASC 810-10-65) also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 (ASC 810-10-65) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption was prohibited. The Company adopted the provisions of SFAS 160 (ASC 810-10-65) and it did not have a material impact on the consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R (revised 2007) (ASC 805-10-05), “Business Combinations” (“SFAS 141R (ASC 805-10-05)”), which replaces SFAS No. 141. SFAS 141R (ASC 805-10-05) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R (ASC 805-10-05) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (on or after June 28, 2009 of fiscal 2010). Early adoption was not permitted. The Company adopted the provisions of SFAS 141R (ASC 805-10-05) and it did not have a material impact on the consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of the "safe-harbor" provisions of Sections 21D and 21E of the Securities Exchange Act of 1934, as amended. Other than for statements of historical fact, all statements about our financial position and results of operations, business strategy and Management's plans and objectives for future operations are forward-looking statements. When used in this report, the words "anticipate," "believe," "estimate," "expect," and "intend" and words or phrases of similar meaning, as they relate to the Company or Management, are intended in part to help identify forward-looking statements. Examples of forward-looking statements include, but are not limited to: statements that include projections or Management's expectations for revenues, income or expenses, earnings per share, capital expenditures, dividends, capital structure and other financial items; statements of the plans and objectives of the Company, its Management or its Board of Directors, including the introduction of new products or services, plans for expansion, acquisitions or future growth and estimates or predictions of actions by customers, vendors, competitors or regulatory authorities; statements about future economic performance; statements of assumptions underlying other statements about the Company and its business; statements regarding the adequacy of the allowance for loan losses; and descriptions of assumptions underlying or relating to any of the foregoing. Although Management believes that the expectations reflected in forward-looking statements are reasonable, we can make no assurance that such expectations will prove correct. Forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements. For a more comprehensive discussion of the risk factors impacting our business refer to Item 1A Risk Factors in the Company’s filed Form 10-K/A (Amendment No. 1) for the year ended December 31, 2008 as updated and supplemented by our filings on Form 10-Q and Form 8-K. These risks and uncertainties include the effect of competition and our ability to compete on price and other factors; deterioration in credit quality, or in the value of the collateral securing our loans, due to higher interest rates, increased unemployment, further or continued disruptions in the credit markets, or other economic factors; customer acceptance of new products and services; economic conditions and events that disproportionately affect our business due to regional concentration; general business and economic conditions, including the residential and commercial real estate markets; interest rate changes; regulatory and legislative changes; changes in the demand for loans and changes in consumer spending, borrowing and savings habits; changes in accounting policies; our ability to maintain or expand our market share or our net interest margin; factors that could limit or delay implementation of our marketing and growth strategies; and our ability to integrate acquired branches or banks. Other risks include those identified from time to time in our past and future filings with the Securities and Exchange Commission. Note that this list of risks is not exhaustive, and risks identified are applicable as of the date made and cannot be updated. You should not unduly rely on forward-looking statements. They give our expectations about the future and are not guarantees. Forward-looking statements speak only as of the date they are made, and we do not undertake to update them to reflect changes that occur after the date they are made. This report includes information about our historical financial performance, and this information should not be considered as an indication or projection of future results.

OVERVIEW - The following includes Management’s discussion of the financial condition and results of operations for PremierWest Bancorp and its wholly-owned subsidiary, PremierWest Bank, including the Bank’s wholly-owned subsidiaries, Premier Finance Company and PremierWest Investment Services, Inc., for the three and nine month periods ending September 30, 2009. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes contained in this report as well as the Company’s Form 10-K/A (Amendment No. 1) for the year ended December 31, 2008. For discussion purposes, Management has made comparisons, as it deems appropriate, to comparable interim periods in 2008 and the fiscal year period ended December 31, 2008.

HIGHLIGHTS - For the third quarter ending September 30, 2009, the Company’s net loss available to common shareholders was $5.6 million or $0.22 per fully diluted common share, compared to earnings available to common shareholders of $1.2 million or $0.05 per fully diluted common share for the quarter ended September 30, 2008. Annualized return on average common shareholders’ equity was -15.30% and annualized return on average assets was -1.14% for the quarter ended September 30, 2009, as compared to an annualized return on average common shareholders’ equity and return on average assets of 2.68% and 0.34%, respectively, for the quarter ended September 30, 2008.

During the second quarter of 2009, federal and state bank regulators initiated their annual regulatory examination and completed the examination during the third quarter of 2009. The Company has yet to receive its formal examination report. At September 30, 2009, the Company was below the “well capitalized” requirement for its risk-based capital ratio of 10.00%, with a recorded ratio of 9.72%. As a result, the Company is now classified as “adequately” capitalized and may be subject to regulatory restrictions as discussed below.

The Company also anticipates that it may be subject to some form of regulatory enforcement action. In anticipation of any such regulatory action, our Board of Directors is reviewing plans to increase our risk-based capital ratio to a level well above the regulatory minimum for “Well Capitalized.” Additionally, Management is recommending that the following steps be taken:

  Deferring further dividend payments on the preferred stock issued pursuant to the U.S. Treasury’s Capital Purchase Program on an interim basis to conserve capital, and

  Deferring further interest payments on the Company’s trust preferred stock on an interim basis to conserve capital.

We do not expect to be in a position to pay dividends on our common or preferred stock or interest payments on trust preferred securities without regulatory approval or until we are “Well Capitalized” and have satisfied conditions in any regulatory agreement or action.

Any regulatory action related to the formal report associated with the Company’s annual examination could subject the Company to mandatory restrictions including requirements to raise additional capital, to reduce non-performing asset totals, to restrict dividend payments, to limit deposit pricing, and to limit access to brokered deposits or other wholesale funding sources.

The Bank completed the purchase of certain assets and assumption of certain liabilities from Wachovia Bank related to the Davis and Grass Valley, California branches of Wachovia. The acquisition increased deposits by $342.4 million.

At September 30, 2009, gross loans decreased $63.5 million or 5.09% compared to December 31, 2008. At September 30, 2009, deposits increased $279.3 million or 23.06% from December 31, 2008 due primarily to the acquisition of two Wachovia branches.

PremierWest’s overall earnings decline over the three month period ending September 30, 2009, in comparison to the same period a year ago, resulted principally from a charge to earnings of $10.3 million in loan loss provision.

At September 30, 2009, the Company’s allowance for loan losses totaled $41.5 million, representing 3.50% of gross loans. The $24.4 million increase in the allowance from December 31, 2008, was comprised of a $71.4 million increase from the provision charge against earnings partially offset by $48.0 million in charge-offs less $974,000 in recoveries of previously charged-off loans.

Non-performing assets totaled $128.9 million at September 30, 2009, an increase of $41.9 million when compared to $87.0 million in non-performing assets at December 31, 2008. The September 30, 2009 balance includes $19.5 million in other real estate owned compared to $4.4 million at December 31, 2008, an increase of $15.1 million or 341.62%, reflecting foreclosure activities during the first three quarters of 2009. Non-performing loans increased from $82.6 million at December 31, 2008 to $109.4 million at September 30, 2009. The increase in non-performing loans this period is symptomatic of the distressed economy and its effect on certain of the Company’s borrowers.

The Bank’s loan to deposit ratio, based on gross loans, was 79.46% and 103.03% as of September 30, 2009 and December 31, 2008, respectively. The decline is a result of loan paydowns as borrowers have deleveraged, non-performing loans that have been charged-off and an increase in deposits associated with the acquisition of the Wachovia branches during the quarter just ended.

The Company continues to have strong liquidity and a substantial and stable core deposit base, in part as a result of its acquisition of former Wachovia Bank branches in Davis and Grass Valley, California during the third quarter. Core deposits are the lowest cost and preferred source of funds and when loan volume exceeds the level of core deposits, the Bank must rely on higher cost borrowings and/or brokered deposits as a secondary source of funding to bridge the gap between deposit and loan volumes. Historically, the Bank’s funding gap has been supported by short-term borrowings; however, during 2007 the Bank began utilizing brokered certificates of deposit as a funding source. Brokered deposits comprised $79.2 million of total deposits at September 30, 2009. This represents a decrease of $44.7 million over the period ending December 31, 2008. Brokered deposits are historically a higher cost source of funding compared to core deposits but current interest rates for brokered deposits are less than many of the Bank’s customer deposit rates. Management will continue to emphasize core deposits as the preferred source of funding as part of the Bank’s overall funding strategy in order to support liquidity needs.

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

The Bank’s year-over-year loan volume changes and ongoing pipeline of new loan production is in line with Management’s internal expectations at September 30, 2009, in light of general economic and credit quality considerations. Management’s broader business plan and strategy continues to be focused on driving maturation of business at existing de novo branches and acquired locations.

FINANCIAL HIGHLIGHTS

The following table presents information regarding yields on interest-earning assets, rates paid on interest-bearing liabilities, net interest spreads, net yields on average interest-earning assets, returns on average assets and returns on average equity for the periods indicated.

(Dollars in 000's)			Increase
Analysis for the three-month period ended September 30:	2009	2008	(Decrease)	% Change
Average fed funds sold and investments	$326,996	$44,100	$282,896	641.49%
Average gross loans, including mortgages held for sale	1,204,684	1,286,174	(81,490)	-6.34%
Average interest-earning assets	1,531,680	1,330,274	201,406	15.14%
Average interest-bearing liabilities	1,229,167	1,054,541	174,626	16.56%
Average total assets	1,721,385	1,495,529	225,856	15.10%
Average equity	185,604	189,952	(4,348)	-2.29%
Average common equity	144,002	180,362	(36,360)	-20.16%

Average yield earned (1)	4.98%	6.77%	(1.79)	-26.44%
Average rate paid	1.63%	2.70%	(1.07)	-39.63%
Net interest spread	3.35%	4.07%	(0.72)	-17.69%

Net interest income to average
interest-earning assets (net interest margin) (1)	3.64%	4.66%	(1.02)	-21.89%
Annualized return on average assets	-1.14%	0.34%	(1.48)	-435.29%
Annualized return on average common equity	-15.30%	2.68%	(17.98)	-670.90%
Efficiency ratio (2)	88.08%	63.23%	24.85	39.30%

(Dollars in 000's)			Increase
Analysis for the nine-month period ended September 30:	2009	2008	(Decrease)	%Change
Average fed funds sold and investments	$160,399	$38,434	$121,965	317.34%
Average gross loans, including mortgages held for sale	1,237,726	1,250,709	(12,983)	-1.04%
Average interest-earning assets	1,398,125	1,289,143	108,982	8.45%
Average interest-bearing liabilities	1,079,453	1,012,253	67,200	6.64%
Average total assets	1,573,231	1,449,040	124,191	8.57%
Average equity	199,146	184,909	14,237	7.70%
Average common equity	164,156	175,319	(11,163)	-6.37%

Average yield earned (1)	5.61%	7.10%	(1.49)	-20.09%
Average rate paid	1.89%	2.90%	(1.01)	-34.83%
Net interest spread	3.72%	4.20%	(0.48)	-11.48%

Net interest income to average
interest-earning assets (net interest margin) (1)	4.10%	4.82%	(0.72)	-14.94%
Annualized return on average assets	-3.10%	0.34%	(3.44)	-1011.76%
Annualized return on average common equity	-31.02%	2.68%	(33.70)	-1257.46%
Efficiency ratio (2)	80.51%	65.31%	15.20	23.27%

Notes:
(1) Tax equivalent
(2)	Noninterest expense divided by net interest income plus noninterest income

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 2009

NET INTEREST INCOME – Net interest income, the Bank’s primary source of revenue, is the difference between the interest income generated from earning assets (loans and investments) and the interest expense paid on interest-bearing liabilities (interest-bearing deposits and borrowed funds). Net interest income for the quarter ended September 30, 2009 declined $1.6 million or 10.09% from the quarter one year earlier. Market interest rates declined dramatically from the same period last year and were held at low levels during the current quarter by the Federal Reserve in an attempt to help stimulate the economy. The interest rate environment affected both our yield on earning assets and our cost of interest-bearing deposits and was a principal factor driving the decline in our net interest income from the same period last year. Initial investment of cash associated with the Wachovia branch acquisition into low rate fed funds investments provided minimal interest income as further discussed below. Also affecting our yields was the increase in non-performing loans that resulted in both interest reversals when these loans were placed on non-accrual status and the ongoing burden of including these non-performing loans in earning assets without the corresponding yield from accruing interest.

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

Our asset sensitive interest rate sensitivity position was a significant factor in the year-over-year decline in the third quarter net interest margin from 4.66% in 2008 to 3.64% in the most recently completed quarter, a fall of 102 basis points. The measured deployment of cash obtained from the acquisition of the two Wachovia branches also decreased net interest margin as that cash was largely placed in fed funds at interest rates averaging 0.27%, pending investment portfolio purchases at rates approaching 3.00%.

Also contributing to the decline was the increasing volume of non-performing loans for which no interest income is recorded (see Loans below). Our yield on earning assets averaged 4.98%, down 179 basis points from the same quarter a year ago, while our cost of interest-bearing liabilities similarly fell 107 basis points from 2.70% in the same quarter a year ago to 1.63% in the most recent quarter. These changes resulted in an interest spread of 3.35% during the current quarter ended September 30, 2009, down 72 basis points from 4.07% recorded during the same period a year ago.

LOAN LOSS PROVISION – Charges made to the provision for loan losses that translate to increases in our allowance for loan losses were $10.3 million and $4.8 million for the three month periods ended September 30, 2009 and September 30, 2008, respectively. The Company had net charge-offs of $9.0 million during the third quarter of 2009 compared to net charge-offs of $8.2 million for the corresponding period in 2008. Management believes that the September 30, 2009 balance in the allowance for loan losses is reasonable and appropriate to support inherent potential losses in the Company’s loan portfolio. (Also see Allowance for Loan Losses and Reserve for Unfunded Commitments.)

NON-INTEREST INCOME – Non-interest income represents service charges, fees, commissions and other income derived principally from general banking services, residential mortgage activity, sales of investment and insurance products and gains from the sales of other assets. During the third quarter of 2009, PremierWest had non-interest income of $2.8 million, an increase of $252,000 or 9.71% from the corresponding period in 2008. On a summary basis, the increase was primarily driven by a $143,000 or 25.18% increase in other commissions and fees; a $64,000 or 32.99% increase in the other non-interest income category, including gains from other real estate owned and from the sale of premises and equipment; and a $42,000 or 44.68% increase in mortgage banking fees.

NON-INTEREST EXPENSE – Non-interest expense increased approximately $3.3 million or 29.20% for the three months ended September 30, 2009, as compared to the corresponding period in 2008. On a summary basis, a $293,000 or 145.77% increase in professional fees; a $393,000 or 5.83% increase in salary expenses of which $127,000 is directly related to the acquisition of the two Wachovia branches in July 2009; and a $1.6 million or 98.62% increase in the ‘other’ category of non-interest expenses. Included in this $1.6 million increase was a $1.0 million or 442.55% increase in FDIC and state assessments; a $661,000 non-recurring increase in merger expenses from the Wachovia acquisition; a $356,000 or 715.31% increase in problem loan expense; and a $280,000 or 25.62 fold increase in expenses related to other real estate owned.

EFFICIENCY RATIO - The Company's efficiency ratio, defined as non-interest expense divided by the sum of net interest income and non-interest income, was 88.08% during the third quarter of 2009, a 24.85% deterioration compared to 63.23% for the third quarter of 2008. Given current increases in regulatory assessment costs, Management believes that a ratio in the 60% to 65% range is a reasonable and sustainable target given the Bank’s strategies for both growth and customer service and has implemented actions to carefully manage controllable costs pending resolution of credit issues that currently exist.

NINE MONTHS ENDED SEPTEMBER 30, 2009

NET INTEREST INCOME – For the nine months ended September 30, 2009, net interest income declined $3.7 million, or 7.93% compared to the same period in 2008. During the first nine months of 2009, our interest income declined $9.9 million or 14.50% while our interest expense declined $6.2 million or 28.33%.

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

Our asset sensitive interest rate position was a key factor in the year-over-year decline in net interest margin from 4.82% as of September 30, 2008 to 4.10% for the most recently completed nine month period. Our yield on earning assets averaged 5.61%, down 149 basis points from the same period last year, while our cost of interest-bearing liabilities similarly fell 101 basis points to 1.89% in 2009 from 2.90% in 2008. These changes resulted in a net interest spread of 3.72% for the nine months ended September 30, 2009, down 48 basis points from 4.20% recorded as of September 30, 2008.

LOAN LOSS PROVISION – Charges made to the provision for loan losses that translate to increases in our allowance for loan losses were $71.4 million and $13.1 million for the nine month periods ended September 30, 2009 and September 30, 2008, respectively. The Company had net charge-offs of $47.0 million during the first nine months of 2009 compared to net charge offs of $12.7 million for the corresponding period in 2008. Management believes that the September 30, 2009 balance in the allowance for loan losses is reasonable and appropriate to support inherent probable losses in the Company’s loan portfolio. (Also see Allowance for Loan Losses and Reserve for Unfunded Commitments.)

NON-INTEREST INCOME – During the first nine months of 2009, PremierWest had non-interest income of $8.2 million, an increase of $657,000 or 8.68% from the corresponding period in 2008. On a summary basis, the increase during the nine month period was the result of a $255,000, or 6.80%, increase in service charges associated with general year-over-year deposit volume growth and a reduction in customer fee waivers; a $296,000, or 17.76%, increase in other commissions and fees; and a $174,000, or 27.93%, increase in the ‘other’ category of non-interest income that includes a $124,000 increase in gains on other real estate owned.

NON-INTEREST EXPENSE – Non-interest expense increased approximately $5.8 million or 16.37% for the nine months ended September 30, 2009, as compared to the corresponding period in 2008. On a summary basis, the increase over the nine month period was a result of a $1.3 million or 6.30% increase in salary expenses of which $127,000 is associated with the acquisition of the Wachovia branches; $2.3 million or 333.05% increase in FDIC and state assessments, a $725,000 non-recurring increase in merger expenses related to the acquisition of two Wachovia branches in July 2009; and a $282,000 increase in other real estate owned expenses.

EFFICIENCY RATIO - The Company's efficiency ratio was 80.51% during the first nine months of 2009, a 15.20% deterioration compared to 65.31% for the first nine months of 2008. Given current increases in regulatory assessment costs, Management believes that a ratio in the high 60% to 65% range is a reasonable and sustainable target given the Bank’s strategies for both growth and customer service and has implemented actions to carefully manage controllable costs pending resolution of credit issues that currently exist.

FINANCIAL CONDITION – Total assets of $1.716 billion at September 30, 2009, increased $237.5 million or 16.07% compared to total assets of $1.478 billion at June 30, 2009. This increase occurred primarily as a result of the Wachovia branches acquisition. On a consolidated basis during the same period, gross loans declined $16.6 million; the Allowance for Loan Losses increased $1.2 million; cash and other earning assets, less loans, increased $237.4 million; and accrued interest and other assets, increased $18.8 million.

Gross loans accounted for 69.04% of total assets at September 30, 2009 compared to 81.26% at June 30, 2009. As of September 30, 2009, the allowance for loan losses increased to $41.5 million from $40.3 million at June 30, 2009. The allowance for loan losses was enhanced with $71.4 million in provision charged against earnings and decreased by $47.0 million in net charge-offs.

During the quarter ending September 30, 2009, due to a number of factors driven by the economy, we continued to build our allowance for loan loss to position the company in response to increased non-performing loan totals. The loan loss reserve as a percentage of gross loans was increased from 3.36% at June 30, 2009 to 3.50% at the end of the currently completed period. The ratio of loan loss reserve to non-performing loans concurrently grew from 20.77% at year end 2008 to 37.95% at September 30, 2009.

Our credit teams are working diligently with borrowers to assist them with their obligations until economic and real estate conditions improve. Additionally, during the third quarter, the Company reorganized and assigned a 13-person Asset Recovery Group to reduce its classified asset totals as expeditiously as possible.

Total non-performing assets were $128.9 million at September 30, 2009, up from $118.0 million as of June 30, 2009, and represent 7.51% of total assets. The September 30, 2009 non-performing total includes $34.8 million in non-accrual loans that were current as to principal and interest payments and $9.6 million in loans that were less than 30 days past due. The non-performing assets also include $19.5 million in other real estate owned as of September 30, 2009, up from $14.6 million as of June 30, 2009. For additional information regarding non-performing loans, see Asset Quality and Non-performing Assets below.

Management closely monitors the Bank’s liquidity needs and maintains the ability to borrow from the Federal Home Loan Bank of Seattle and a correspondent bank, and the Federal Reserve Bank of San Francisco, as well as sourcing deposits through the brokered CD market. For more information about liquidity refer to the Liquidity and Capital Resources section below.

The table below sets forth certain summary balance sheet information for September 30, 2009, and December 31, 2008:

	September 30,	December 31,	Increase (Decrease)
	2009	2008	9/30/09 – 12/31/08
(Dollars in 000's)

ASSETS
Federal funds sold	$86,865	$165	$86,700	52545.45%
Securities available for sale	113,860	188	113,672	60463.83%
Securities held to maturity	56,845	36,216	20,629	56.96%
Restricted equity investments	3,643	3,643	-	0.00%
Loans, net (1)	1,141,873	1,229,416	(87,543)	-7.12%
Other assets (2)	312,464	206,326	106,138	51.44%

Total assets	$1,715,550	$1,475,954	$239,596	16.23%
LIABILITIES
Noninterest-bearing
deposits	$251,752	$228,788	$22,964	10.04%
Interest-bearing
deposits	1,238,826	982,481	256,345	26.09%

Total deposits	1,490,578	1,211,269	279,309	23.06%

Other liabilities (3)	43,889	87,701	(43,812)	-49.96%

Total liabilities	1,534,467	1,298,970	235,497	18.13%

SHAREHOLDERS’
EQUITY	181,083	176,984	4,099	2.32%
Total liabilities
and share-
holder’s equity	$1,715,550	$1,475,954	$239,596	16.23%

(1) Net of deferred loan fees and the allowance for loan losses
(2) Includes cash and due from banks, other equity investments, premises and equipment, goodwill, core deposit intangible, accrued interest receivable, mortgage loans held for sale and bank-owned life insurance.
(3) Includes borrowings, accrued interest payable and other liabilities.

Loans

Our primary portfolio of loans, shown as Funded Loans below and excluding the Other category (which includes overdrafts, leases and credit cards and other adjustments such as loan premiums outstanding) at September 30, 2009 was $1.18 billion, a decrease of $60.6 million from the December 31, 2008 balance and a decrease of $85.0 million from September 30, 2008. The decrease occurred as charge-offs on non-performing loans outpaced new loan production, which has remained soft due to economic conditions. The table below presents the distribution of our loan portfolio by loan type at September 30, 2009 and December 31, 2008:

Funded loan concentrations
(Dollars in 000's)
	September 30, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
Agricultural/Farm	$51,587	4.4%	$48,640	3.9%
C&I	237,300	20.0%	253,107	20.3%
CRE	738,238	62.3%	782,502	62.7%
Residential RE construction	34,600	2.9%	49,573	4.0%
Residential RE	34,258	2.9%	22,600	1.8%
Consumer RE	34,104	2.9%	31,561	2.5%
Consumer	49,720	4.2%	52,472	4.2%
Funded loans	1,179,807	99.6%	1,240,455	99.4%
Other*	4,657	0.4%	7,533	0.6%
Gross loans	1,184,464	100.0%	1,247,988	100.0%

* Includes credit cards, overdrafts, leases and other adjustments such as loan premiums, etc.

As indicated above, the Company’s loan portfolio is and has been concentrated in commercial real estate loans during recent years. Since 2006, Management has taken actions to reduce higher risk commercial real estate loan volume by minimizing emphasis on new commercial real estate loan production and by reducing related concentration limits. However, the volume of commercial real estate loans remains above what Management would otherwise target, particularly in light of current conditions.

Economic conditions have produced significant reductions in real estate values and the slowdown has resulted in business failures that have adversely affected commercial real estate activities. Consequently, Management continues to seek additional credit support and appropriate exit strategies for commercial real estate loans that may encounter difficulties if the economic downturn extends. These efforts have resulted in a decline in commercial real estate loan volume during the first nine months of 2009 totaling $44.3 million.

The table below summarizes funded and unfunded loan commitments by loan type for the periods ending September 30, 2009 and December 31, 2008:

Loan commitments
(Dollars in 000's)
		September 30, 2009		December 31, 2008
	Funded Loan	Unfunded Loan	Total Loan	Funded Loan	Unfunded Loan	Total Loan
	Totals	Totals	Commitments	Totals	Totals	Commitments
Agricultural/Farm	$51,587	$8,475	$60,062	$48,640	$11,387	$60,027
C&I	237,300	79,883	317,183	253,107	112,076	365,183
CRE	738,238	12,448	750,686	782,502	18,566	801,068
Residential RE construction	34,600	3,532	38,132	49,573	5,729	55,302
Residential RE	34,258	79	34,337	22,600	472	23,072
Consumer RE	34,104	17,035	51,139	31,561	15,556	47,117
Consumer	49,720	3,498	53,218	52,472	4,770	57,242
	1,179,807	124,950	1,304,757	1,240,455	168,556	1,409,011
Other*	4,657	-	4,657	7,533	-	7,533
Gross loans	$1,184,464	$124,950	$1,309,414	$1,247,988	$168,556	$1,416,544

* Includes credit cards, overdrafts, leases and other adjustments such as loan premiums, etc.

Funded loan totals, excluding the Other category, declined by $60.6 million or 4.89% during the first nine months of 2009 primarily as a result of $48.0 million in loan charge-offs and $15.1 million in the net activity in foreclosure transfers to other real estate owned. During the nine months ended September 30, 2009, unfunded loan commitments declined $43.6 million and loan disbursements totaled $32.1 million.

The table below shows total loan commitments by loan type and geographic region at September 30, 2009:

Total loan commitments by type and geographic region
(Dollars in 000's)

	September 30, 2009
	Southern	Mid-Central	Northern	Sacramento
	Oregon	Oregon	California	Valley
Agricultural/Farm	$13,851	$3,939	$5,421	$36,851
C&I	170,255	49,889	34,313	62,726
CRE	323,000	161,244	84,124	182,318
Residential RE construction	11,960	4,198	12,289	9,685
Residential RE	11,853	3,553	5,286	13,645
Consumer RE	28,249	8,626	11,632	2,632
Consumer	22,961	23,937	5,439	881
Total	$582,129	$255,386	$158,504	$308,738

* Excludes Other category comprised of credit cards, overdrafts, leases and other adjustments such as loan premiums, etc., in the amount of $4.7 million.

Asset Quality and Non-Performing Assets

Non-performing loans (NPL) which include non-accrual loans and accruing loans past due over 90 days, totaled $109.4 million, or 9.23% of gross loans at September 30, 2009, as compared to $82.6 million, or 6.62% of gross loans at December 31, 2008. At September 30, 2009, the nonperforming loan total included $34.8 million or 3.02% of gross loans current as to payment of contractual principal and interest. As of September 30, 2009, non-performing assets, which include non-performing loans and other real estate owned (comprised of foreclosed real estate), totaled $128.9 million or 7.51% of total assets as compared to $87.0 million, or 5.90% of total assets as of December 31, 2008.

Loans are classified as non-accrual when full collection of principal or interest is doubtful if (1) they are past due as to maturity or payment of contractual principal or interest by 90 days or more, and (2) other circumstances create uncertainty as to such payment. In some instances where the loans are well secured and in the process of collection, such loans will not be placed on non-accrual status. In addition, loans that are impaired pursuant to SFAS No. 114 (310-10-35), “Accounting by Creditors for the Impairment of a Loan”, are classified as non-accrual consistent with regulatory guidance. Loans placed on non-accrual status typically remain so until all principal and interest payments are brought current, and the potential for future payments, in accordance with associated loan agreements, appears reasonably certain.

Foreclosed properties included as other real estate owned are recorded at the net realizable value, which becomes the property’s new basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan and lease losses. After foreclosure, Management periodically performs valuations such that the real estate is carried at the lower of its new cost basis or fair value, net of estimated costs to sell. Fair value adjustments on other real estate owned are recorded as a net loss on real estate owned. This loss represents impairments on other real estate owned for fair value adjustments based on the fair value of the real estate. Other real estate owned totaled $19.5 million at September 30, 2009 and was comprised of 39 properties.

During the quarter just ended, the Company acquired collateral as a part of a loan settlement. The collateral included real estate, which was transferred to other real estate owned, and a partially completed potable water system including easements, facilities and equipment that is included in Other Assets on the balance sheet. The Company is incurring expenditures to complete the water system and to place it in condition suitable for sale.

The balance of other real estate owned has fluctuated during the quarter ended September 30, 2009, as illustrated in the table below:

Other real estate owned
(Dollars in 000's)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Other real estate owned, beginning of period	$14,588	$1,244	$4,423	$-
Transfers from outstanding loans	6,403	1,425	18,457	2,669
Improvements and other additions	119	-	352	-
Sales	(1,506)	-	(3,441)	-
Impairment charges	(71)	-	(258)	-
Total other real estate owned	$19,533	$2,669	$19,533	$2,669

The Company has written down impaired, non-accrual loans at September 30, 2009 to their net realizable value or has established impairment reserves as appropriate. Procedures to establish the fair value of collateral securing impaired, collateral-dependent loans rely primarily on third party appraisals. When independent appraisals are not available on a timely basis, other supporting evidence is used to estimate the net recoverable values pending receipt of the preferred third party appraisal.

The following table summarizes the Company’s non-performing assets as of September 30, 2009 and December 31, 2008:

Non-performing assets
(Dollars in 000's)

	September 30, 2009	December 31, 2008
	Amount	Amount
Loans on non-accrual status	$106,792	$68,496
Loans past due 90 days or more and accruing	2,589	1,437
Impaired loans in process of collection	-	12,682
Total non-performing loans	109,381	82,615
Other real estate owned	19,533	4,423
Total non-performing assets	$128,914	$87,038

Applicable ratios:
Allowance for loan losses to gross loans	3.50%	1.37%
Allowance for loan losses to total non-performing loans	37.95%	20.77%
Non-performing loans to gross loans	9.23%	6.62%
Non-performing assets to total assets	7.51%	5.90%

As discussed more fully below, non-performing loans increased during the third quarter as a result of continuing stress to regional and national economies and continuing weakness in real estate prices in the Company’s market regions.

The following table summarizes the Company’s non-performing loans by loan type and geographic region as of September 30, 2009:

Total non-performing loans by type and geographic region
(Dollars in 000's)
	September 30, 2009
	Non-performing Loans						Percent NPL to
	Southern	Mid-Central	Northern	Sacramento		Funded Loan	Funded Loan
	Oregon	Oregon	California	Valley	Totals	Totals*	Totals by Category
Agricultural/Farm	$-	$-	$362	$177	$539	$51,587	1.0%
C&I	4,226	463	17	1,060	5,766	$237,300	2.4%
CRE	19,455	24,725	9,144	19,268	72,592	$738,238	9.8%
Residential RE construction	2,963	2,395	8,136	8,419	21,913	$34,600	63.3%
Residential RE	2,458	888	2,654	1,980	7,980	$34,258	23.3%
Consumer RE	227	-	-	-	227	$34,104	0.7%
Consumer	83	245	33	3	364	$49,720	0.7%
Total non-performing loans	$29,412	$28,716	$20,346	$30,907	$109,381	$1,179,807

Non-performing loans to total funded loans	5.6%	12.2%	13.6%	11.4%	9.3%
Total funded loans*	$524,468	$234,466	$149,814	$271,059	$1,179,807

* Excludes Other category comprised of credit cards, overdrafts, leases and other adjustments such as loan premiums, etc., in the amount of $4.7 million.

The Company’s principal source of credit stress is real estate related loans, both commercial and residential real estate. Borrowers either involved in real estate or having secured loans with real estate have been vulnerable to both the ongoing economic downturn and to declining real estate values. Approximately 94% or $102.7 million of our non-performing loan total of $109.4 million is directly related to real estate in the form of commercial or residential real estate development loans. At September 30, 2009, $34.8 million of our real estate related loans remain current as to contractual principal and interest payments, but were placed on non-accrual status due to the absence of evidence supporting the borrowers’ ongoing ability to discharge their loan obligations.

Continuing actions taken to address the credit situation include:

  Credit monitoring activities have further increased since the beginning of the fourth quarter of 2008 to provide early warning of possible borrower distress that could lead to loan payment defaults. The pre-emptive credit monitoring and early warnings are intended to provide additional time to seek viable alternatives with the borrower. For those borrowers who have experienced payment problems and wish to seek a workable arrangement with the Company, Management and staff are actively involved in seeking loan restructuring and other loan modification options and obtaining additional collateral coverage. More recently during the quarter just ended, the Company reorganized and assigned a 13-person Asset Recovery Group to interface both directly with borrowers and with line managers to expedite resolution of existing and potential troubled credits. We believe that these actions have and will continue to facilitate recovery strategies with cooperative borrowers. In those instances where alternatives have been exhausted or determined to be impractical and default under the terms of the loans has occurred, foreclosure actions are pursued.

  An evaluation to confirm the reliability of our internal credit reviews was completed on a significant portion of our loan portfolio during the second quarter by the independent firm that had conducted a similar review of our acquisition and development portfolio during the fourth quarter of 2008. Management has engaged this independent firm to perform quarterly reviews.

  Senior Management continues to actively guide activities related to resolution of non-performing asset issues.

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

Allowance for Loan Losses and Reserve for Unfunded Commitments

The allowance for loan losses (“ALL”) totaled $41.5 million as of September 30, 2009, an increase of $24.4 million or 141.96% from the balance at December 31, 2008. This increase occurred as a result of deterioration in the credit quality of the loan portfolio over the nine months ended September 30, 2009. During the quarter just ended, $10.3 million in provision for loan losses was recorded partially offset by $9.0 million in net charge-offs. These figures compare with $4.8 million in provision for loan losses and $8.2 million in net charge-offs for the quarter ended September 30, 2008.

Allowance for credit losses
(Dollars in 000's)

	September 30, 2009	December 31, 2008
ALL beginning balance	$17,157	$11,450
Stockmans Bank purchase (1)	-	9,112
Loan loss provision	71,351	36,500
Loans charged-off	(47,969)	(40,915)
Loan recoveries	974	1,010
ALL ending balance	41,513	17,157
Reserve for unfunded commitments	130	330
Total allowance for credit losses	$41,643	$17,487

(1) Amount resulting from the acquisition of Stockmans Bank - refer to Note 2.
Applicable ratios:
Allowance for loan losses to gross loans	3.50%	1.37%
Net charge-offs to average gross loans	-3.80%	-3.20%

The increase in the allowance for loan losses as of September 30, 2009 as compared to December 31, 2008 is primarily due to deterioration in the financial condition of borrowers principally involved in commercial and residential real estate activities. The decline in the financial strength and liquidity of these borrowers correlates with the continuing weakness in the general economy and in the regional economies in which the Company operates.

The economic weakness has resulted in substantial declines in the volume of residential real estate sales and in the market values for these properties. This, in turn, has dramatically slowed the pace of housing inventory conversion to cash and planned reductions in borrowings by these debtors creating debtor payment issues and a rise in non-performing loans.

The general economic slowdown has also affected commercial real estate activity as development of malls, shopping centers and office space has declined, as has related leasing activities by tenants. Continuation of these economic trends may result in the spread of business failures and further deterioration in the general economy and the financial condition of businesses in general.

The Company classifies loans into relatively homogeneous pools by loan type in accordance with regulatory guidelines for regulatory reporting purposes. The Company regularly reviews all loans within each loan category to establish risk ratings for them that include Pass, Watch, Special Mention, Substandard, Doubtful and Loss. Pursuant to SFAS 114 (ASC 310-10-35), the impaired portion of collateral dependent loans rated Doubtful is charged-off and the remaining balance is upgraded to Substandard. Other risk-related loans not considered impaired have loss factors applied to the various loan pool balances to establish loss potential for provisioning purposes.

Analyses are performed to establish the loss factors based on historical experience as well as expected losses based on qualitative evaluations of such factors as the economic trends and conditions, industry conditions, levels and trends in delinquencies and impaired loans, levels and trends in charge-offs and recoveries, among others. The loss factors are applied to loan category pools segregated by risk classification to estimate the loss inherent in the Company’s loan portfolio pursuant to the FASB’s issued Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS 5 (ASC 450-10-05)”).

Additionally, impaired loans are evaluated for loss potential on an individual basis in accordance with FASB’s issued Statement of Financial Accounting Standards No. 114, “Accounting for Creditors for Impairment of a Loan” (“SFAS 114 (ASC 310-10-35)”), and specific reserves are established based on thorough analysis of collateral values where loss potential exists. When an impaired loan is collateral dependent and a deficiency exists in the fair value of real estate collateralizing the loan in comparison to the associated loan balance, the deficiency is charged-off at that time. Impaired loans are reviewed no less frequently than quarterly.

In the event that a current appraisal to support the fair value of the real estate collateral underlying an impaired loan has not yet been received, but the Company believes that the collateral value is insufficient to support the loan amount, an impairment reserve is recorded. In these instances, the receipt of a current appraisal triggers an updated review of the collateral support for the loan and any deficiency is charged-off or reserved at that time.

In those instances where a current appraisal is not available in a timely manner in relation to a financial reporting cut-off date, the Company discounts the most recent third-party appraisal depending on a number of factors including, but not limited to, property location, local price volatility, local economic conditions, recent comparable sales, etc. In all cases, the costs to sell the subject property are deducted in arriving at the net realizable value of the collateral. Any unpaid property taxes or similar expenses also reduce the net realizable value of collateral.

The table below summarizes the SFAS 5 (ASC 450-10-05) Substandard loan totals, the SFAS 114 (ASC 310-10-35) impaired loan totals (collectively Criticized Loans) and other related data as of September 30, 2009, June 30, 2009, March 31, 2009 and December 31, 2008.

Loans Rated Substandard* or FAS 114 Impaired
(Dollars in 000's)

September 30, 2009		June 30, 2009	March 31, 2009	December 31, 2008
Rated Substandard or worse	$182,763	$192,250	$48,432	$42,918
FAS 114 Impaired	106,792	103,185	83,252	81,178
Total Criticized Loans	$289,555	$295,435	$131,684	$124,096

Gross Loans	$1,184,464	$1,201,068	$1,238,874	$1,247,988
Loans Rated Substandard or worse and Impaired to Gross Loans	24.45%	24.60%	10.63%	9.94%

* Substandard loans are defined as loans having a well-defined weakness or weaknesses related to the borrower's financial capacity or to pledged collateral that may jeopardize the repayment of the debt. They are characterized by the possibility that the Bank may sustain some loss if the deficiencies giving rise to the substandard classification are not corrected.

The Company has experienced a substantial increase in Criticized Loans internally rated Substandard or worse and in SFAS 114 (ASC 310-10-35) impaired loans in two of the past three quarters, as illustrated above. Reserves as a percentage of these loans have also increased from 8.15% at December 31, 2008 to 11.10% at September 30, 2009. The impact of the extended economic downturn has shown its impact in the increase in loans rated Substandard and impaired loans, although data from the most recent quarter shows some slowing in the pace of credit deterioration.

In addition, the very recent loss activity of the Company has significantly increased the historical loss components of the loss factors being used in the allowance methodology. Qualitative factors have increased as well since year end; however, the historical loss component changes alone have resulted in an increase to the allowance of approximately $14.7 million from December 31, 2008 to September 30, 2009.

In some instances the Company has modified or restructured loans to amend the interest rate and/or to extend the maturity. Through September 30, 2009, any such amendments have been consistent with the terms of newly booked loans reflecting current standards for amortization and interest rate and do not represent a concession to the borrower.

As of September 30, 2009, Management believes that the Company’s total allowance for credit losses is sufficient to absorb the losses inherent in the loan portfolio, related both to funded loans and unfunded commitments. This assessment, based on both historical levels of net charge-offs and continuing detailed reviews of the quality of the loan portfolio, involves uncertainty and judgment. As a result, the adequacy of the allowance for loan losses and the reserve for unfunded commitments cannot be determined with inherent accuracy and may change in future periods. Additionally, bank regulatory authorities may require additional charges to the provision for loan losses as a result of their periodic examinations of the Company.

Goodwill

At September 30, 2009, the Company had recorded goodwill of $75.0 million as compared with $70.4 million as of December 31, 2008. The goodwill recorded in connection with acquisitions, principally the Stockmans Financial Group acquisition completed in 2008 and the Wachovia branch acquisitions in 2009, represents the excess of the purchase price over the estimated fair value of the net assets acquired. Goodwill and other intangible assets with indefinite lives are not amortized but are periodically tested for impairment. The Company performs a goodwill impairment analysis on an annual basis as of December 31 and on an interim basis when events or circumstances suggest impairment may potentially exist.

For each of the quarters ending September 30, 2009, June 30, 2009, March 31, 2009 and December 31, 2008, the Company engaged a third party valuation consultant to conduct an independent impairment analysis and to assist management in its determination of the existence of any goodwill impairment. A summary description of the impairment analysis completed as of September 30, 2009 is described below.

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

STEP 1 Valuation. The step one valuation included three different methodologies as described below:

  Income—Assessment of the present value of free cash flow likely to be generated by the Company—considered to be a Level 3 valuation method under SFAS 157 (ASC 820-10-05). This methodology was assigned a weighting of 65%.

  Market Approach—Publicly Traded Guideline Companies—Considers the value of the Company based on observed, traded values of similar companies. An adjustment is made for a control premium, or the price at which a willing buyer and seller would complete a transaction—considered to be a Level 2 or Level 3 valuation method under SFAS 157 (ASC 820-10-05). This methodology was assigned a weighting of 35%.

  Market Approach—Transactions—Considers key pricing multiples arising from similar control transactions using recent transactions—considered to be a Level 2 or Level 3 technique as defined by SFAS 157 (ASC 820-10-05). This methodology was assigned a weighting of 0%.

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

The publicly traded guideline companies methodology reflected the market’s overall pricing for generally similar companies to PremierWest, though no exact comparative exists. The 35% weighting factor in this instance was selected by our valuation consultant to provide an indication of market values for similar companies, but also reflects the fundamental differences between PremierWest’s specific strategy and that of a comparative group of companies. No weight (i.e., 0%) was placed on the transaction comparatives due to the limited number of private transactions involving entities bearing similarity to PremierWest as of the valuation date.

Based on the STEP 1 analysis, it was determined that the Company’s carrying value exceeded its fair value and therefore indicated potential impairment, triggering the requirement for a STEP 2 valuation.

STEP 2 Valuation. The methodology employed in valuing goodwill was determined in the same manner as used in determining goodwill in a business combination. That is, the fair value of the reporting unit, in this case the consolidated holding company and its sole operating subsidiary, was allocated to the fair value of its assets and liabilities as if the consolidated entity was acquired in a business combination and the fair value of the reporting unit was the purchase price. The remainder of the excess of the fair value of the reporting unit over the fair value of its tangible and intangible assets and liabilities is the implied fair value of goodwill as of the measurement date. Intangible assets were identified and qualified and valued with no write-up or write-down as required by SFAS 142 (ASC 350-10-05),“Goodwill and Other Intangible Assets”.

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

  Core deposit intangibles were valued using the discounted cash flow approach. Market and cost methodologies were not considered because reliable public market data was not available and the cost to recreate the core deposits could not be determined. The value ascribed to the core deposit base is equal to the present value of the difference in cash flows between maintaining the existing core deposit base and obtaining alternative funds over the life of the deposit base. The cost of maintaining the existing core deposit base includes both the interest cost associated with the deposit and net maintenance costs (i.e., FDIC insurance, opportunity cost of reserve requirements, less service charge income and other deposit related revenue). The cost of alternative funding was assumed to be equivalent to brokered CD rates for deposit equivalent durations as of the valuation date. The discount rate used was 15% and was determined using the capital asset pricing model.

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

  Loans and leases were valued in accordance with SFAS 157 (ASC 820-10-05) reflecting a priority of valuation methods. Accordingly Level 1 and Level 2 inputs were unavailable due to (1) the absence of conformity of loans (with the exception of mortgage loans) and related absence of trading activity, and (2) the significant liquidity discount inherent in bank credits due to general economic conditions. Loans were aggregated into pools with similar key characteristics for purposes of using the discounted cash flow methodology for determining the fair value for each pool. The loan groups included (1) loans that mature or re-price in three months or less, (2) loans that amortize or mature in more than three months, and (3) nonperforming and nonaccrual loans. Data including outstanding principal balances, weighted average maturities, weighted average amortization and weighted average interest rates were derived from the Company’s trial balance and loan information system.

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

  Trade names/trademarks were valued using the “relief from royalty” method using royalty rates for licensing transactions among third parties with a detailed quantitative analysis pointing to a royalty rate on the lower end of the range of rates. The after-tax royalty cash flow was discounted at a 15% discount rate.

  Deferred tax assets were valued under the premise that an acquirer of the Company may take advantage of the Company’s position using a market participant composite tax rate of 38.25% and reflecting all net asset and liability fair value adjustments.

Based on the results of the Step 2 analysis, the Company concluded that the implied fair value of the goodwill was greater than its carrying value on the Company’s balance sheet and that no goodwill impairment existed at September 30, 2009.

Should the Company’s common stock price decline further and continue to trade below book value or should economic conditions and the Company’s business operating environment continue to deteriorate in the future, the Company will likely determine that goodwill impairment has occurred. In that circumstance, the Company would be required to recognize such impairment as a charge to earnings in the future period in which such impairment occurs. While such impairment could be material to the Company’s results of operations and financial position, it would have no effect on the Company’s cash balances, liquidity or regulatory capital ratios.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY – Liquidity enables the Company to fund loan commitments and meet customer withdrawals of deposits. The Company maintains its liquidity position through maintenance of cash resources, the stability of and growth in our core deposit base and through our ability to borrow funds from committed sources of credit and/or source brokered deposits.

As of September 30, 2009, the Company’s overall liquidity position improved markedly when compared to December 31, 2008. The improvement occurred as a result of the third quarter Wachovia branch acquisition that added $342.4 million in core deposits and $334.7 million in cash to the Company’s balances immediately preceding the transaction. The Bank’s deposits currently exceed loans as reflected in its loan-to-deposit ratio at September 30, 2009 and June 30, 2009 of 79.46% and 96.18%, respectively.

Liquidity in the form of excess cash and funds invested on a short-term basis as federal funds sold and interest-earning deposits with the FHLB increased approximately $103.8 million while borrowed funds in the form of federal funds purchased and FHLB advances decreased $45.0 million as of September 30, 2009, when compared to December 31, 2008. Investment securities either held-to-maturity or available-for-sale increased by a net $134.3 million, as cash received in the Wachovia branch acquisition was invested. Historically, all of the Company’s investment securities have been pledged for collateralization of public funds on deposit and, therefore, are not available for purposes of liquidity. Our pledging requirements have been met through the use of our securities portfolio and more recently supplemented by our borrowing capacity through the use of letters of credit to meet pledging requirements. The Company anticipates using its unpledged investment securities to collateralize fed funds lines of credit with its correspondent banks.

Management maintains contingency plans for addressing the Company’s ongoing liquidity needs and presently believes the Bank’s stable core deposit base provides for flexibility and opportunity should Management decide to attract deposits more aggressively by increasing the rate of interest offered on deposits, particularly certificates of deposit. In addition, the Bank has previously tested its ability to identify and sell loans to a participating bank in order to provide additional cash for liquidity purposes. Further, should loan funding requirements outpace our ability to gather sufficient deposits or maintain adequate funding from other borrowings, the Company could slow its loan growth through various policy changes including increased pricing and through selling unpledged investment securities.

The Company maintains secured lines-of-credit with the FHLB and with the Federal Reserve Bank of San Francisco. As of September 30, 2009, the Bank had $30,000 of borrowings advanced from the FHLB and an aggregate of $15.6 million in letters of credit issued by the FHLB on behalf of the Company to meet its public funds deposit pledging requirements and excess deposit insurance requests from customers. The Company also had an immediate availability to borrow an additional $6.0 million under the Company's credit line. As of September 30, 2009, the Company also had the capability to draw up to $24.6 million from the Federal Reserve Bank of San Francisco pursuant to a credit arrangement secured by certain pledged loans.

At September 30, 2009, the Company had approximately $124.9 million in outstanding commitments to extend credit for loans. Under the terms of construction project commitments, completion of specified project benchmarks must be certified before funds may be drawn. Additionally, we anticipate that a portion of these commitments will expire or terminate without funding. Management believes that the Company's available resources will be sufficient to fund these commitments in the normal course of business.

As disclosed in the Consolidated Statements of Cash Flows, net cash used in operating activities totaled $17.4 million during the nine months ended September 30, 2009 and net cash of $180.9 million provided by investing activities. Cash used in financing activities, totaling $67.9 million, was principally comprised of a $20.0 million paydown of Federal Home Loan Bank borrowings, a $25.0 million reduction in Fed Funds purchased, a $63.1 million decrease in deposits and $41.4 million in TARP Capital Purchase Program funds.

CAPITAL RESOURCES - Federal regulators require the measurement of various capital ratios, including risk-based capital measurements. Risk-weighted ratios require an analysis that weights balance sheet and off-balance sheet items for their inherent risk. It requires minimum standards for risk-based capital by capital tier.

The following table reflects PremierWest Bank's various capital ratios, as compared to regulatory minimums for capital adequacy purposes:

	September 30,	December 31,	September 30,	Minimum to be	Minimum to be
	2009	2008	2008	“Adequately Capitalized”	“Well-Capitalized”
Total risk-based capital ratio	9.72%	10.92%	11.36%	≥ 8.00%	≥ 10.00%
Tier 1 risk-based capital ratio	8.44%	9.67%	10.10%	≥ 4.00%	≥ 6.00%
Leverage ratio	7.20%	9.48%	9.87%	≥ 4.00%	≥ 5.00%

Similarly, the table below shows PremierWest Bancorp’s capital ratios, as compared to regulatory minimums:

	September 30,	December 31,	September 30,	Minimum to be
	2009	2008	2008	“Adequately Capitalized”

Total risk-based capital ratio	9.93%	11.05%	11.47%	≥ 8.00%
Tier 1 risk-based capital ratio	8.66%	9.80%	10.21%	≥ 4.00%
Leverage ratio	7.38%	9.59%	9.98%	≥ 4.00%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises principally from interest rate risk in its lending, deposit and borrowing activities. Management actively monitors and manages its interest rate risk exposure. Although the Company manages other risks, such as credit quality and liquidity risk, in the normal course of business, Management considers interest rate risk to be a significant market risk, which could have a material effect on the Company's financial condition and results of operations. Other types of market risks, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities. The Company did not experience a significant change in market risk at September 30, 2009, as compared to December 31, 2008.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, PremierWest Bancorp’s Management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures the (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, Management, including our President & Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures are effective in timely alerting them to information relating to us that is required to be included in our periodic SEC filings.

CONTINUING REMEDIATION OF MATERIAL WEAKNESS IN INTERNAL CONTROL OVER FINANCIAL REPORTING

September 30, 2009

As of September 30, 2009, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective considering the definition of the term “disclosure controls and procedure” set forth in Rule 13a-15(c). The functional results from the Disclosure Committee comprised of the President and Chief Executive Officer, the Chief Financial Officer, the Chief Administrative Officer, the Chief Credit Officer, the Chief Banking Officer, the Controller and other personnel possessing detailed knowledge of key information disclosed in filings with the SEC and related public disclosures has operated effectively during the most recent quarter just completed. As indicated below, the material weakness reported for the period ended June 30, 2009 related not to accuracy in reporting but to issues involving the time necessary to accurately process data for that reporting period as a consequence of the factors discussed below.

June 30, 2009

As of June 30, 2009, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective considering the definition of the term “disclosure controls and procedures” set forth in Rule 13a-15(e) due to delays encountered in filing our Form 10-Q for the period ended June 30, 2009. Although the report is considered timely in accordance with Rule 12b-25, we experienced delays in completing the financial statements due to accounting personnel having reduced availability while facilitating and responding to requests related to the recent regulatory examination and completing work related to the acquisition of two branches from Wachovia, which closed on July 17, 2009, as well as additional time needed to complete an interim goodwill impairment analysis. As a result, our independent auditors could not complete their review of our financial statements prior to the initial filing deadline.

March 31 ,2009

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

Management has made modifications to the internal control procedures for financial statement review to remediate this deficiency and anticipates that such controls will operate effectively for the remainder of 2009. The Company’s remediation action includes expansion of the disclosures committee to formalize the review process preceding the filing of a public document. The committee now consists of the President and Chief Executive Officer, the Chief Operating Officer, the Chief Financial Officer, the Chief Administrative Officer, the Chief Credit Officer, the Chief Banking Officer, the Controller and other personnel possessing detailed knowledge of key information. The status of remediation of the material weakness will be continuously reviewed with the Audit Committee, which will be advised of issues encountered and key decisions reached by Management relating to the ongoing remediation activities.

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

The Company’s remediation efforts will be governed by a Committee under the direction of the Company’s President and Chief Executive Officer, Chief Operating Officer, Chief Credit Officer, Chief Financial Officer, Chief Banking Officer, Special Assets Manager, Asset Recovery Group Manager, Credit Examination Manager and Controller. The status of remediation of the material weakness will be continuously reviewed with the Audit Committee, which will be advised of issues encountered and key decisions reached by Management relating to the ongoing remediation efforts.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Other than as described above, there have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during our most recent quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The negative impact of the current economic recession has been particularly acute in our primary market areas in Southern and Central Oregon and in Northern California. Substantially all of our loans are to businesses and individuals in Southern and Central Oregon, Northern California and the Sacramento Valley area. All geographic regions in which we operate have seen precipitous declines in property values. The State of Oregon suffers from one of the nation’s highest unemployment rates and major employers have implemented substantial layoffs or scaled back growth plans. The State of California continues to face significant fiscal challenges from which the long-term effects on California’s economy cannot be predicted. A further deterioration in the economic conditions or a prolonged delay in economic recovery in our primary market areas could result in the following consequences that could materially and adversely affect our business: increased loan delinquencies; increased problem assets and foreclosures; reduced demand for our products and services; reduced demand for low cost or noninterest bearing deposits or customer shifts from low cost or noninterest bearing deposits to higher cost accounts; and reduced property values that diminish the value of assets and collateral associated with our loans.

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

2.1

Purchase and Assumption Agreement with Wachovia Bank, N.A. dated February 19, 2009 (previously filed on Form 10-Q filed May 11, 2009). The Company will furnish supplementally a copy of any omitted schedule to the Agreement to the SEC upon request.

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

DATED: November 3, 2009

PREMIERWEST BANCORP

/s/ James M. Ford
James M. Ford, President and Chief Executive Officer

/s/ Michael D. Fowler
Michael D. Fowler, Chief Financial Officer and Principal Accounting Officer