Form 10-K
period 2009-12-31
PREMIERWEST BANCORP
filed 2010-03-16
CIK 1102287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2009

Commission file number: 000-50332

PREMIERWEST BANCORP

(Exact name of registrant as specified in its charter)

Oregon	93-1282171
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

503 Airport Road—Suite 101 Medford, Oregon	97504
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was based on the closing price as reported on the National Association of Securities Dealers Automated Quotation System National Market System.

The number of shares outstanding of Registrant’s common stock as of March 15, 2010 was 24,771,928.

Documents Incorporated by Reference

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the 2010 Annual Meeting of Shareholders are incorporated by reference into Part III.

PREMIERWEST BANCORP

FORM 10-K

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of the “safe-harbor” provisions of Sections 21D and 21E of the Securities Exchange Act of 1934, as amended. Other than statements of historical fact, all statements about our financial position and results of operations, business strategy and Management’s plans and objectives for future operations are forward-looking statements. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” and “intend” and words or phrases of similar meaning, in part help identify forward-looking statements. Examples of forward-looking statements include, but are not limited to: statements that include projections or Management’s expectations for revenues, income or expenses, earnings per share, capital expenditures, dividends, capital structure and other financial items; statements of the plans and objectives of the Company, its Management or its Board of Directors, including the introduction of new products or services, plans for expansion, acquisitions or future growth and estimates or predictions of actions by customers, vendors, competitors or regulatory authorities; statements about future economic performance; statements of assumptions underlying other statements about the Company and its business; statements regarding the adequacy of the allowance for loan losses; and descriptions of assumptions underlying or relating to any of the foregoing. Although Management believes that the expectations reflected in forward-looking statements are reasonable, we can make no assurance that such expectations will prove correct. Forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements. For a more comprehensive discussion of the risk factors impacting our business refer to Item 1A Risk Factors in this report beginning on page 14. These risks and uncertainties include the effect of competition and our ability to compete on price and other factors; deterioration in credit quality, or in the value of the collateral securing our loans, due to higher interest rates, increased unemployment, further or continued disruptions in the credit markets, or other economic factors; customer acceptance of new products and services; economic conditions and events that disproportionately affect our business due to regional concentration; general business and economic conditions, including the residential and commercial real estate markets; interest rate changes; regulatory and legislative changes; changes in the demand for loans and changes in consumer spending, borrowing and savings habits; changes in accounting policies; our ability to maintain or expand our market share or our net interest margin; factors that could limit or delay implementation of our marketing and growth strategies; and our ability to integrate acquired branches or banks. Other risks include those identified from time to time in our past and future filings with the Securities and Exchange Commission. Note that this list of risks is not exhaustive, and risks identified are applicable as of the date made and cannot be updated. You should not unduly rely on forward-looking statements. They give our expectations about the future and are not guarantees. Forward-looking statements speak only as of the date they are made, and we do not undertake to update them to reflect changes that occur after the date they are made. This report includes information about our historical financial performance, and this information should not be considered as an indication or projection of future results.

PART I

ITEM 1.	BUSINESS

INTRODUCTION

PremierWest Bancorp, an Oregon corporation (the “Company”), is a bank holding company headquartered in Medford, Oregon. The Company operates primarily through its principal subsidiary, PremierWest Bank (“PremierWest Bank” or “Bank” and collectively with the Company, “PremierWest”), which offers a variety of financial services.

PremierWest recorded a net loss available to common shareholders of $148.6 million for the year ended December 31, 2009, compared to a net loss of $7.8 million in 2008, and net income of $14.8 million in 2007. Our diluted earnings (loss) per common share were ($6.01), ($0.34) and $0.78 for the years ended 2009, 2008 and 2007, respectively. Return on average common equity was -93.07% for the year ended December 31, 2009 compared to the return on average shareholders’ equity of -4.41% and 12.25% for 2008 and 2007, respectively.

SUBSIDIARIES

PremierWest Bank conducts a general commercial banking business, gathering deposits from the general public and applying those funds to the origination of loans for real estate, commercial, consumer purposes and investments. The Bank was created from the merger of Bank of Southern Oregon and Douglas National Bank on May 8, 2000, and the simultaneous formation of a bank holding company for the resulting bank, PremierWest Bank. In April 2001, the Company acquired Timberline Bancshares, Inc., and its wholly-owned subsidiary, Timberline Community Bank (“Timberline”), with eight branch offices located in Siskiyou County in northern California. On January 23, 2004, the Company acquired Mid Valley Bank, with five branch offices located in the northern California counties of Shasta, Tehama and Butte. This acquisition was accounted for as a purchase; accordingly, the consolidated financial statements of PremierWest Bancorp include the results of operation of Mid Valley Bank since the date of acquisition. On January 26, 2008, the Company acquired Stockmans Financial Group and its wholly owned banking subsidiary, Stockmans Bank, with five branch offices located in the greater Sacramento, California area. This acquisition was accounted for as a purchase and is reflected in the 2008 consolidated financial statements of PremierWest from the date of acquisition forward. On July 17, 2009, the Company acquired two Wachovia Bank branches in Northern California. This acquisition was accounted for under the acquisition method of accounting and is reflected in the 2009 consolidated financial statements of PremierWest from the date of acquisition forward.

PremierWest Bank adheres to a community banking strategy by offering a full range of financial products and services through its network of branches encompassing a two state region between northern California and southern Oregon including the Rogue Valley and Roseburg, Oregon; the markets situated around Sacramento, California; and the Bend/Redmond area of Deschutes County located in central Oregon. The Bank has three subsidiaries: Premier Finance Company, PremierWest Investment Services, Inc., and Blue Star Properties, Inc. Premier Finance Company originates consumer loans from offices located in Medford, Grants Pass, Klamath Falls, Roseburg, Eugene and Portland, Oregon and Redding, California. PremierWest Investment Services, Inc., provides investment brokerage services to customers throughout the Bank’s market. Blue Star Properties, Inc. serves solely to hold real estate properties for PremierWest and presently has no properties under its ownership.

PRODUCTS AND SERVICES

PremierWest Bank offers a broad range of banking services to its customers, principally to small and medium-sized businesses, professionals and retail customers.

Loan and lease products—PremierWest Bank makes commercial and real estate loans, construction loans for owner-occupied and investment properties, leases through a third-party vendor, and secured and unsecured consumer loans. Commercial and real estate-based lending has been the primary focus of the Bank’s lending activities.

Commercial lending—PremierWest Bank offers specialized loans for business and commercial customers, including equipment and inventory financing, accounts receivable financing, operating lines of credit and real estate construction loans. PremierWest Bank also makes certain Small Business Administration loans to qualified businesses. A substantial portion of the Bank’s commercial loans are designated as real estate loans for regulatory reporting purposes because they are secured by mortgages and trust deeds on real property, even if the loans are made for the purpose of financing commercial activities, such as inventory and equipment purchases and leasing, and even if they are secured by other assets such as equipment or accounts receivable.

One of the primary risks associated with commercial loans is the risk that the commercial borrower might not generate sufficient cash flows to repay the loan. PremierWest Bank’s underwriting guidelines require secondary sources of repayment, such as real estate collateral, and generally require personal guarantees from the borrower’s principals.

Real estate lending—Real estate is commonly a material component of collateral for PremierWest Bank’s loans. Although the expected source of repayment for these loans is generally business or personal income, real estate collateral provides an additional measure of security. Risks associated with loans secured by real estate include fluctuating property values, changing local economic conditions, changes in tax policies and a concentration of real estate loans within a limited geographic area.

Commercial real estate loans primarily include owner-occupied commercial and agricultural properties and other income-producing properties. The primary risks of commercial real estate loans are the potential loss of income for the borrower and the ability of the market to sustain occupancy and rent levels. PremierWest Bank’s underwriting standards limit the maximum loan-to-value ratio on real estate held as collateral and require a minimum debt service coverage ratio for each of its commercial real estate loans.

Although commercial loans and commercial real estate loans generally are accompanied by somewhat greater risk than single-family residential mortgage loans, commercial loans and commercial real estate loans tend to be higher yielding, have shorter terms and generally provide for interest-rate adjustments as prevailing rates change. Accordingly, commercial loans and commercial real estate loans facilitate interest-rate risk management and, historically, have contributed to strong asset and income growth.

PremierWest Bank originates several different types of construction loans, including residential construction loans to borrowers who will occupy the premises upon completion of construction, residential construction loans to builders, commercial construction loans, and real estate acquisition and development loans. Because of the complex nature of construction lending, these loans have a higher degree of risk than other forms of real estate lending. Generally, the Bank mitigates its risk on construction loans by lending to customers who have been pre-qualified with performance conditions for long-term financing and who are using contractors acceptable to PremierWest Bank.

Consumer lending—PremierWest Bank and Premier Finance Company, make secured and unsecured loans to individual borrowers for a variety of purposes including personal loans, revolving credit lines and home equity loans, as well as consumer loans secured by autos, boats and recreational vehicles. Besides targeting non-bank customers in PremierWest Bank’s immediate markets, Premier Finance Company also makes loans to Bank customers where the loans may carry a higher risk than permitted under the Bank’s lending criteria.

Deposit products and other services—PremierWest Bank offers a variety of traditional deposit products to attract both commercial and consumer deposits using checking and savings accounts, money market accounts and certificates of deposit. The Bank also offers safe deposit facilities, traveler’s checks, money orders and automated teller machines at most of its facilities.

PremierWest Bank’s investment subsidiary, PremierWest Investment Services, Inc., provides investment brokerage services to its customers through a third-party broker-dealer arrangement as well as through independent insurance companies allowing for the sale of investment and insurance products such as stocks, bonds, mutual funds, annuities and other insurance products.

MARKET AREA

PremierWest Bank conducts a regional community banking business in southern and central Oregon and northern California. On December 31, 2009, the Company had a network of 48 full service bank branches. The Bank has evolved over the past nine years through a combination of acquisitions and de novo branch openings and its geographic footprint can be subdivided into several key market areas that are generally identifiable by a specific community, county or combination thereof.

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

As of December 31, 2009, the Bank has established offices within eight counties in California. In Siskiyou County there are eight branch locations in the communities of Dorris, Dunsmuir, Greenview, McCloud, Mt. Shasta, Tulelake, Weed and Yreka. In Shasta County there are three branch locations with two located in Redding and one in Anderson. In Tehama County there are two branches with one in Corning and one in Red Bluff. In Yolo County there are two branch offices in the communities of Woodland and Davis. Placer County has a branch in Roseville and Butte County has two offices in Chico. Nevada County has a branch in Grass Valley. The economy of northern California from Siskiyou County south to Butte County is primarily involved in government services, retail trade and services, education, healthcare, agriculture, recreation and tourism.

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

Effective April 30, 2010, four existing branches (one each in Douglas, Butte, Placer and Sacramento counties) will be closed and consolidated with existing PremierWest branches in close proximity.

While PremierWest Bank does business in many different communities, the geographic areas we serve make the Bank more reliant on local economies in contrast to super-regional and national banks. Nevertheless, Management considers the diversity of our customers, communities, and economic sectors a source of strength and competitive advantage in pursuing our community banking strategy.

INDUSTRY OVERVIEW

The commercial banking industry continues to undergo increased competition, consolidation and change. In addition to traditional competitors such as banks and credit unions, noninsured financial service companies such as mutual funds, brokerage firms, insurance companies, mortgage companies, stored-value-card providers and leasing companies offer alternative investment opportunities for customers’ funds and lending sources for their needs. Banks have been granted extended powers to better compete with these financial service providers through the limited right to sell insurance, securities products and other services; however, the percentage of financial transactions handled by commercial banks continues to decline as the market penetration of other financial service providers has grown. The ultimate impact on the commercial banking industry of the economic downturn experienced in 2008 and 2009 cannot be predicted with meaningful accuracy, but it is reasonable to assume that consolidation and the level of regulation will both increase in the short run.

PremierWest Bank’s business model is to compete on the basis of customer service, not solely on price, and to compete for deposits by offering a variety of accounts at rates generally competitive with other financial institutions in the area.

PremierWest Bank’s competition for loans comes principally from commercial banks, savings banks, mortgage companies, finance companies, insurance companies, credit unions and other traditional lenders. We compete for loans on the efficiency and quality of our services, our array of commercial and mortgage loan products and on the basis of interest rates and loan fees. Lending activity can also be affected by local and national economic conditions, current interest rate levels and loan demand. As described above, PremierWest Bank competes with larger commercial banks by emphasizing a community bank orientation and personal service to both commercial and individual customers.

EMPLOYEES

As of December 31, 2009, PremierWest Bank had 494 full-time equivalent employees compared to 509 at December 31, 2008. None of our employees are represented by a collective bargaining group. Management considers its relations with employees to be good.

WEBSITE ACCESS TO PUBLIC FILINGS

PremierWest makes available all periodic and current reports in the “Investor Relations” section of PremierWest Bank’s website, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). PremierWest Bank’s website address is www.PremierWestBank.com. The contents of our website are not incorporated into this report or into our other filings with the SEC.

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

SUPERVISION AND REGULATION

Based on the results of an examination completed during the third quarter of 2009, the Company expects to enter into a formal regulatory agreement (the “Agreement”) with the FDIC and the Oregon Division of Finance and Corporate Securities, the Bank’s principal regulators, primarily as a result of recent significant operating losses and increasing levels of non-performing assets. The Agreement is expected to impose certain operating restrictions on the Bank, many of which have already been implemented by the Bank.

General—In 2008 and 2009, the banking industry, as well as other sectors of the United States economy, saw a number of unprecedented and wide sweeping changes in federal regulation. The most significant of these changes resulted from the passage of the Emergency Economic Stabilization Act of 2008 (“EESA”) and the American Recovery and Reinvestment Act of 2009 (“ARRA”). EESA and ARRA were enacted to strengthen our financial markets and promote the flow of credit to businesses and consumers.

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

Federal and State Bank Regulation—PremierWest Bank, as a state chartered bank with deposits insured by the Federal Deposit Insurance Corporation (“FDIC”), is subject to the supervision and regulation of the state of Oregon and the FDIC. These agencies may prohibit the Company from engaging in what they believe constitutes unsafe or unsound banking practices.

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

Banks are also subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal shareholders or any related interest of such persons. Extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral as, and follow credit underwriting procedures that are not less stringent than those prevailing at the time for comparable transactions with persons not affiliated with the Company and (ii) must not involve more than the normal risk of repayment or present other unfavorable features. Banks are also subject to certain lending limits and restrictions on overdrafts to such persons. A violation of these restrictions may result in the assessment of substantial civil monetary penalties on the bank or any officer, director, employee, agent or other person participating in the conduct of the affairs of that bank, the imposition of a cease and desist order and other regulatory sanctions.

Under the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”), each federal banking agency has prescribed, by regulation, capital safety and soundness standards for institutions under its authority. These standards cover internal controls, information and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, fees and benefits, and standards for asset quality, earnings and stock valuation. An institution that fails to meet these standards must develop a plan acceptable to the agency, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions. Management believes that the Company is in compliance with these standards.

FDICIA included provisions to reform the federal deposit insurance system, including the implementation of risk-based deposit insurance premiums. FDICIA also permits the FDIC to make special assessments on insured depository institutions in amounts determined by the FDIC to be necessary to give it adequate assessment income to repay amounts borrowed from the U.S. Treasury and other sources or for any other purpose the FDIC deems necessary. Pursuant to FDICIA, the FDIC implemented a transitional risk-based insurance premium system on January 1, 1993. Under this system, banks are assessed insurance premiums according to how much risk they are deemed to present to the Deposit Insurance Fund (“DIF”). Banks with higher levels of capital and a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or involving a higher degree of supervisory concern. While PremierWest Bank has historically qualified for the lowest premium level, losses incurred during 2008 and 2009 have reduced the Company’s capital levels and increased supervisory concerns and our insurance premium assessments.

In 2008 and 2009, the banking industry, as well as other sectors of the United States economy, realized a number of changes in federal regulation due to the disruption in credit market operations. The most significant of these changes that affected the Company are discussed below.

Temporary Liquidity Guarantee Program (“TLGP”)—On October 13, 2008, the FDIC announced the TLGP to strengthen confidence and encourage liquidity in the banking system. The TLGP consists of two components: a temporary guarantee of newly-issued senior unsecured debt (the Debt Guarantee Program) and a temporary unlimited guarantee of funds in non-interest-bearing transaction and regular checking accounts at FDIC-insured institutions (the Transaction Account Guarantee Program). On December 5, 2008, the Company elected to participate in both the Debt Guarantee Program and Transaction Account Guarantee Program. However, the Company declined the option of issuing certain non-guaranteed senior unsecured debt before issuing the maximum amount of guaranteed debt. As of the date of this report, the Transaction Account Guarantee Program is set to expire on June 30, 2010.

Term Auction Facility Program (“TAF”)—On December 12, 2007, the Federal Reserve announced the TAF program. The TAF program allows a depository institution, judged to be in generally sound financial condition and eligible to borrow under the primary credit discount window program, to place a bid for an advance from its local Federal Reserve Bank at an interest rate that is determined as the result of an auction. These advances must be fully collateralized.

By allowing the Federal Reserve to inject term funds through a broader range of counterparties and against a broader range of collateral than open market operations, the Federal Reserve hopes to ensure that liquidity provisions can be disseminated efficiently even when the unsecured interbank markets are under stress.

Troubled Asset Relief Program (“TARP”)—On October 14, 2008, the U.S. Department of Treasury announced the TARP Capital Purchase Program. The TARP Capital Purchase Program contemplates the U.S. Treasury purchasing senior preferred shares in qualified U.S. financial institutions. The program is intended to encourage participating financial institutions to build capital in order to increase the flow of financing to U.S. businesses and consumers and to support the U.S. economy. Companies participating in the program must comply with limits on stock repurchases and dividends, and requirements related to executive compensation and corporate governance. Additionally, participants must agree to accept future program requirements as may be promulgated by Congress and regulatory authorities. The Company sold $41.4 million of its preferred stock to the U.S. Treasury under the TARP Capital Purchase Program.

Deposit Insurance—As part of the EESA, the basic limit on federal deposit insurance coverage was temporarily increased by the FDIC from $100,000 to $250,000 per depositor and recently extended through December 31, 2013, through the Helping Families Save Their Homes Act of 2009 (“HFSHA”). Deposit insurance coverage for retirement accounts was not changed and remains at $250,000. The deposits of PremierWest are currently insured to a maximum of $250,000 per depositor through the Deposit Insurance Fund, administered by the FDIC. As part of this program, PremierWest is required to pay quarterly deposit insurance premium assessments to the FDIC. PremierWest opted to participate in the Transaction Account Guarantee Program (“TAG”), which provides unlimited deposit insurance for non-interest bearing transaction accounts and for regular savings accounts, resulting in a quarterly deposit insurance premium assessment paid to the FDIC. On August 26, 2009, the FDIC extended the TAG portion of the Temporary Liquidity Guarantee Program for six months, through June 30, 2010.

The Bank’s deposits are insured up to applicable limits by the DIF of the FDIC. Accordingly, the Bank is subject to deposit insurance premium assessments by the FDIC to maintain the DIF. The FDIC’s risk-based assessment system is based upon a matrix that takes into account a bank’s capital level and supervisory rating. Under current law, the FDIC is required to maintain the DIF reserve ratio within the range of 1.15% to 1.50% of estimated insured deposits. Because the DIF reserve ratio fell and was expected to remain below 1.15%, the Federal Deposit Insurance Act (FDIA) required the FDIC to establish and implement a restoration plan to restore the DIF reserve ratio to at least 1.15% within eight years, absent extraordinary circumstances. Consequently, and depending upon an institution’s risk category, for the first quarter of 2009 annualized deposit insurance assessments ranged from $0.12 to $0.50 for each $100 of assessable domestic deposits, as compared with $0.05 to $0.43 throughout 2008. Moreover, under a new risk-based assessment system implemented in the second quarter of 2009, annualized deposit insurance assessments range from $0.07 to $0.775 for each $100 of assessable domestic deposits based on the institution’s risk category. On May 22, 2009, the FDIC adopted a final rule imposing a 5 basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009, not to exceed 10 basis points times the institution’s assessment base as of June 30, 2009. This special assessment was collected on September 30, 2009.

Dividends—Under the Oregon Bank Act, banks are subject to restrictions on the payment of cash dividends to their parent holding company. A bank may not pay cash dividends if that payment would reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. In addition, the amount of the dividend may not be greater than its net unreserved retained earnings, after first deducting (i) to the extent not already charged against earnings or reflected in a reserve, all bad debts, which are debts on which interest is unpaid and past due at least six months; (ii) all other assets charged off as required by the state or federal examiner; and (iii) all accrued expenses, interest and taxes of the Company. Under the Oregon Business Corporation Act, the Company cannot pay a dividend if, after making such dividend payment, it would be unable to pay its debts as they become due in the usual course of business, or if its total liabilities, plus the amount that would be needed, in the event PremierWest Bancorp were to be dissolved at the time of the dividend payment, to satisfy preferential rights on dissolution of holders of preferred stock ranking senior in right of payment to the capital stock on which the applicable distribution is to be made exceed total assets.

The Company’s ability to pay dividends depends primarily on dividends we receive from the Bank. Under federal regulations, the dollar amount of dividends the Bank may pay depends upon its capital position and recent net income. Generally, if the Bank satisfies its regulatory capital requirements, it may make dividend payments up to the limits prescribed under state law and FDIC regulations. The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve’s view that a bank holding company should pay cash dividends only to the extent that its net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company’s capital needs, asset quality and overall financial condition. The Federal Reserve also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, a bank holding company may be prohibited from paying any dividends if the holding company’s bank subsidiary is not adequately capitalized. We suspended dividend payments on our common stock in the second quarter of 2009 and on our preferred stock in the fourth quarter of 2009. We cannot pay dividends unless we receive prior regulatory consent. Until conditions improve and we increase our capital levels we do not expect to pay dividends on our capital stock or receive dividends from the Bank.

In addition, the appropriate regulatory authorities are authorized to prohibit banks and bank holding companies from paying dividends constituting an unsafe or unsound banking practice.

Capital Adequacy—The federal and state bank regulatory agencies use capital adequacy guidelines in their examination and regulation of financial holding companies and banks. If capital falls below the minimum levels established by these guidelines, a holding company or a bank may be denied approval to acquire or establish additional banks or non-bank businesses or to open new facilities.

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

Prompt Corrective Action. The “prompt corrective action” provisions of the FDIA create a statutory framework that applies a system of both discretionary and mandatory supervisory actions indexed to the capital level of FDIC-insured depository institutions. These provisions impose progressively more restrictive constraints on operations, management, and capital distributions of the institution as its regulatory capital decreases, or in some cases, based on supervisory information other than the institution’s capital level. This framework and the authority it confers on the federal banking agencies supplements other existing authority vested in such agencies to initiate supervisory actions to address capital deficiencies. Moreover, other provisions of law and regulation employ regulatory capital level designations the same as or similar to those established by the prompt corrective action provisions both in imposing certain restrictions and limitations and in conferring certain economic and other benefits upon institutions. These include restrictions on brokered deposits, limits on exposure to interbank liabilities, determination of risk-based FDIC deposit insurance premium assessments, and action upon regulatory applications.

FDIC-insured depository institutions are grouped into one of five prompt corrective action capital categories—well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized—using the Tier 1 risk-based, total risk-based, and Tier 1 leverage capital ratios as the relevant capital measures. An institution is considered well-capitalized if it has a total risk-based capital ratio of at least 10.00%, a Tier 1 risk-based capital ratio of at least 6.00% and a Tier 1 leverage capital ratio of at least 5.00% and is not subject to any written agreement, order or capital directive to meet and maintain a specific capital level for any capital measure. An adequately capitalized institution must have a total risk-based capital ratio of at least 8.00%, a Tier 1 risk-based capital ratio of at least 4.00% and a Tier 1 leverage capital ratio of at least 4.00% (3.00% if it has achieved the highest composite rating in its most recent examination and is not well-capitalized). An institution’s prompt corrective action capital category, however, may not constitute an accurate representation of the overall financial condition or prospects of the institution or its parent bank holding company, and should be considered in conjunction with other available information regarding the financial condition and results of operations of the institution and its parent bank holding company. The Bank is adequately capitalized pursuant to the prompt corrective action guidelines.

Effects of Government Monetary Policy—The earnings and growth of the Company are affected not only by general economic conditions, but also by the fiscal and monetary policies of the federal government, particularly the Federal Reserve. The Federal Reserve can and does implement national monetary policy for such purposes as curbing inflation and combating recession, by its open market operations in U.S. Government securities, control of the discount rate applicable to borrowings from the Federal Reserve, and establishment of reserve requirements against certain deposits. These activities influence growth of bank loans, investments and deposits, and also affect interest rates charged on loans or paid on deposits. The nature and impact of future changes in monetary policies and their impact on the Company cannot be predicted with certainty.

Conservatorship and Receivership of Institutions—If any insured depository institution becomes insolvent and the FDIC is appointed its conservator or receiver, the FDIC may, under federal law, disaffirm or repudiate any contract to which such institution is a party, if the FDIC determines that performance of the contract would be burdensome, and that disaffirmance or repudiation of the contract would promote the orderly administration of the institution’s affairs. Such disaffirmance or repudiation would result in a claim by its holder against the receivership or conservatorship. The amount paid upon such claim would depend upon, among other factors, the amount of receivership assets available for the payment of such claim and its priority relative to the priority of others. In addition, the FDIC as conservator or receiver may enforce most contracts entered into by the institution notwithstanding any provision providing for termination, default, acceleration, or exercise of rights upon or solely by reason of insolvency of the institution, appointment of a conservator or receiver for the institution, or exercise of rights or powers by a conservator or receiver for the institution. The FDIC as conservator or receiver also may transfer any asset or liability of the institution without obtaining any approval or consent of the institution’s shareholders or creditors. The FDIA provides that, in the event of the “liquidation or other resolution” of an insured depository institution, the claims of depositors of the institution, including the claims of the FDIC as subrogee of insured depositors, and certain claims for administrative expenses of the FDIC as a receiver, will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non-deposit creditors, including the parent bank holding company, with respect to any extensions of credit they have made to such insured depository institution.

Bank Holding Company Structure—As a bank holding company, the Company is registered with and subject to regulation by the Federal Reserve Board (FRB) under the Bank Holding Company Act of 1956, as amended, or the BHCA. Under Federal Reserve Board policy, a bank holding company is expected to serve as a source of financial and managerial strength to its subsidiary bank and, under appropriate circumstances, to commit resources to support such subsidiary bank. This support may be required at a time when the Company may not have the resources to, or would choose not to, provide it. Certain loans by a bank holding company to a subsidiary bank are subordinate in right of payment to deposits in, and certain other indebtedness of, the subsidiary bank. In addition, federal law provides that in the event of its bankruptcy, any commitment by a bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Under the BHCA, we are subject to periodic examination by the FRB. We are also required to file with the FRB periodic reports of our operations and such additional information regarding the Company and its subsidiaries as the FRB may require. Pursuant to the BHCA, we are required to obtain the prior approval of the FRB before we acquire all or substantially all of the assets of any bank or ownership or control of voting shares of any bank if, after giving effect to such acquisition, we would own or control, directly or indirectly, more than 5 percent of such bank. Under the BHCA, we may not engage in any business other than managing or controlling banks or furnishing services to our subsidiaries that the FRB deems to be so closely related to banking as “to be a proper incident thereto.” We are also prohibited, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5 percent of the voting shares of any company unless the company is engaged in banking activities or the FRB determines that the activity is so closely related to banking to be a proper incident to banking. The FRB’s approval must be obtained before the shares of any such company can be acquired and, in certain cases, before any approved company can open new offices.

The FRB has cease and desist powers over parent bank holding companies and non-banking subsidiaries where the action of a parent bank holding company or its non-financial institutions represent an unsafe or unsound practice or violation of law. The FRB has the authority to regulate debt obligations, other than commercial paper, issued by bank holding companies by imposing interest ceilings and reserve requirements on such debt obligations.

Changing Regulatory Structure of the Banking Industry—The laws and regulations affecting banks and bank holding companies frequently undergo significant changes. Pending bills, or bills that may be introduced in the future, may be expected to contain proposals for altering the structure, regulation, and competitive relationships of the nation’s financial institutions. If enacted into law, these bills could have the effect of increasing or decreasing the cost of doing business, limiting or expanding permissible activities (including insurance and securities activities), or affecting the competitive balance among banks, savings associations and other financial institutions. Some of these bills could reduce the extent of federal deposit insurance, broaden the powers or the geographical range of operations of bank holding companies, alter the extent to which banks will be permitted to engage in securities activities, and realign the structure and jurisdiction of various financial institution regulatory agencies. Whether, or in what form, any such legislation may be adopted or the extent to which the business of the Company might be affected thereby cannot be predicted with certainty.

Of particular note is legislation enacted by Congress in 1995 permitting interstate banking and branching, which allows banks to expand nationwide through acquisition, consolidation or merger. Under this law, an adequately capitalized bank holding company may acquire banks in any state or merge banks across state lines if permitted by state law. Further, banks may establish and operate branches in any state subject to the restrictions of applicable state law. Under Oregon law, an out-of-state bank or bank holding company may merge with or acquire an Oregon state chartered bank or bank holding company if the Oregon bank, or in the case of a bank holding company, the subsidiary bank, has been in existence for a minimum of three years, so long as the laws of the state in which the acquiring bank is located permits such merger. Branches may not be acquired or opened separately, but once an out-of-state bank has acquired branches in Oregon, either through a merger with or acquisition of substantially all the assets of an Oregon bank, the acquirer may open additional branches.

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

To be eligible to elect status as a financial holding company, a bank holding company must be adequately capitalized, under the Federal Reserve capital adequacy guidelines, and be well managed, as indicated in the institution’s most recent regulatory examination. In addition, each bank subsidiary must also be well-capitalized and well managed, and must have received a rating of “satisfactory” in its most recent CRA examination. Failure to maintain eligibility would result in suspension of the institution’s ability to commence new activities or acquire additional businesses until the deficiencies are corrected. The Federal Reserve could require a non-compliant financial holding company that has failed to correct noted deficiencies to divest one or more subsidiary banks, or to cease all activities other than those permitted to ordinary bank holding companies under the regulatory scheme in place prior to enactment of the GLB Act.

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

The Sarbanes-Oxley Act (“Sarbanes-Oxley” or “Act”) of 2002 implemented legislative reforms intended to address corporate and accounting fraud. Sarbanes-Oxley applies to publicly reporting companies including PremierWest Bancorp. The legislation established the Public Company Accounting Oversight Board whose duties include the registering of public accounting firms and the establishment of standards for auditing, quality control, ethics and independence relating to the preparation of public company audit reports by registered accounting firms. The Act includes numerous provisions, but in particular, Section 404 that requires PremierWest Bancorp’s Management, to assess the adequacy and effectiveness of its internal controls over financial reporting. As of December 31, 2009, Management believes the Company is in full compliance with the requirements and provisions of Sarbanes-Oxley.

ITEM 1A.	RISK FACTORS

The risks described below are not the only risks we face. If any of the events described in the following risk factors actually occurs, or if additional risks and uncertainties not presently known to us or that we currently deem immaterial, materialize, then our business, results of operations and financial condition could be materially adversely affected. In that event, the trading price of our common stock could decline, and you may lose all or part of your investment in our shares. The risks discussed below include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements.

Risks Related to Our Company

We may be required to raise additional capital in the future, but that capital may not be available when it is needed, or it may only be available on unfavorable terms, which could adversely affect our financial condition and results of operations.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. Our risk-based capital ratio is currently below the level required to be considered “well-capitalized” for regulatory purposes. The proceeds of our current rights offering is intended to return our status to “well-capitalized” which requires that we add an additional $19.4 million to the Bank’s capital to exceed the 10.0% risk-based capital level. However, if our existing shareholders do not subscribe for all of the shares being offered in the rights offering, and we do not enter into standby purchase agreements for any unsubscribed shares, we may not have the capital necessary to satisfy our regulatory capital goals. In addition, even if we return to a “well-capitalized” status following the rights offering, future losses could reduce our capital position below levels necessary to maintain such status. It is also likely that the Bank will be required to achieve and maintain capital levels in excess of the minimum “well-capitalized” levels as a result of the pending regulatory agreement. Therefore, if the Bank raises enough capital to meet established regulatory “well-capitalized” levels, it may not be considered sufficient to meet the regulatory agreement requirements.

We may need to raise additional capital in the future to maintain or improve our capital position or to support our operations. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we may not be able to raise additional capital, if needed, on terms acceptable to us. If we cannot raise additional capital when needed, our financial condition and our ability to maintain or improve our capital position, to support our operations and to continue as a going concern could be materially impaired.

We are subject to various regulatory requirements and expect to be subject to future regulatory restrictions including a regulatory agreement.

In light of the current challenging operating environment, along with our elevated level of non-performing assets, delinquencies and adversely classified assets, we are subject to increased regulatory scrutiny, and expect to become subject to a regulatory agreement with the FDIC and Department of Finance and Corporate Securities (“DFCS”) and a similar agreement with the Federal Reserve. Such agreements could place limitations on our business and adversely affect our ability to implement our business plans, including our growth strategy. Regulatory agencies have the authority to restrict our operations to those consistent with adequately capitalize institutions. For example, we would likely have limitations on our lending activities and on the rates paid by the Bank to attract retail deposits in its local markets. We may be required to reduce our levels of non-performing assets within specified time frames. These time frames might not result in maximizing the price that might otherwise be received for underlying properties. In addition, if such restrictions were also imposed upon other institutions that operate in the Bank’s markets, multiple institutions disposing of properties at the same time could further diminish the potential proceeds received from the sale of these properties. If any of these or other additional restrictions are placed on us, it would limit the resources currently available to us.

In this regard, the FDIC recently completed its regularly scheduled examination of the Bank. Based on discussions with the FDIC following the examination, we expect to receive a regulatory agreement from the

FDIC requiring us to take certain steps to further strengthen the Bank, such as reducing the level of classified assets, increasing capital levels, and addressing other criticisms from the examination. The added costs of compliance with additional regulatory requirements could have an adverse effect on our financial condition and earnings.

The negative impact of the current economic recession has been particularly acute in our primary market areas of southern and central Oregon and in northern California.

Our operations are geographically concentrated in southern and central Oregon and northern California and our business is sensitive to economic factors that relate to regional business conditions. Substantially all of our loans are to businesses and individuals in our primary market areas. Our customers are directly and indirectly dependent upon the economies of these areas and upon the timber and tourism industries, which are significant employers and revenue sources in our markets—economic factors that affect these industries will have a disproportionately negative impact on our region and our customers. All geographic regions in which we operate have seen precipitous declines in property values. The State of Oregon suffers from one of the nation’s highest unemployment rates and major employers have implemented substantial layoffs or scaled back growth plans. The State of California continues to face significant fiscal challenges, the long-term effects of which cannot be predicted. A further deterioration in the economic and business conditions or a prolonged delay in economic recovery in our primary market areas could result in the following consequences that could materially and adversely affect our business: increased loan delinquencies; increased problem assets and foreclosures; reduced demand for our products and services; reduced demand for low cost or noninterest bearing deposits or customer shifts from low cost or noninterest bearing deposits to high cost accounts; reduced property values that diminish the value of assets and collateral associated with our loans; and a decrease in capital resulting from charge-offs and losses.

If we are not able to reduce nonperforming assets and the related losses being recognized, our ability to continue as a going concern becomes doubtful.

Our existing capital levels will not support significant deterioration in asset quality and the corresponding recognition of losses. Additional capital is needed both to meet regulatory “well-capitalized” levels and to support any potential future losses. On January 29, 2010, the Company filed an amendment to the Form S-1 Registration Statement with the United States Securities and Exchange Commission announcing a proposed sale to the public for subscription rights to purchase up to 81,747,362 shares of the Company’s common stock. The capital raised from this subscription rights offering may not be sufficient to compensate for future losses. If capital levels continue to deteriorate, it is likely that we will need to seek to merge with another institution or raise capital through new investors in an extremely dilutive transaction on terms that could be considered unfavorable by current shareholders, or face the prospect of being placed into receivership, resulting in a complete loss of your investment in the Company.

The Company’s common stock may no longer qualify for listing on The NASDAQ Capital Market.

NASDAQ Marketplace Rule 5550(a)(2) requires that primary equity securities listed on The NASDAQ Capital Market continue to have a minimum bid price of at least $1.00 per share. On March 15, 2010, we received notice that we did not meet the requirement for minimum bid price for 30 consecutive business days. In accordance with NASDAQ rules, we received formal notice from NASDAQ and have a period of 180 calendar days to achieve compliance. Compliance can be achieved by meeting the bid price standard for a minimum of ten consecutive business days, unless NASDAQ staff exercises discretion to extend such period. If we are not deemed in compliance before the expiration of the 180 day compliance period, we will be afforded an additional 180 day compliance period, provided that on the 180th day of the first compliance period, we demonstrate that we meet all applicable standards for initial listing on the Capital Market (except the bid price requirement) based on our most recent public filings and market information. If we have publicly announced information indicating that we no longer satisfy applicable initial listing criteria, we will not be eligible for the additional compliance period under this rule. Our stock price may not increase to the $1.00 level for ten consecutive business days and, if it does not during the initial compliance period, we may not qualify for the additional compliance period, and our common stock would then be subject to delisting. Should our shares be subject to delisting from the Capital

Market, there is no assurance that a liquid and efficient market for our common stock will be available or develop. Although the shares may be eligible for trading on other exchanges, such as the “OTC Bulletin Board,” it is possible that the ability of a selling shareholder to realize the best market price will be impeded as the result of wider bid-ask spreads.

We are subject to restriction on our ability to declare or pay dividends on and repurchase shares of our common stock.

Under the terms of our agreements with the U.S. Treasury in connection with the sale of our Series B Preferred Stock, we are unable to declare dividend payments on common, junior preferred or pari passu preferred shares if we are in arrears on the dividends on the Series B Preferred Stock. We recently announced that we would suspend further dividend payments on the Series B Preferred Stock to conserve capital. If dividends on the Series B Preferred Stock are not paid in full for six dividend periods, whether or not consecutive, the holders of the Series B Preferred Stock will have the right to elect two directors. Such right to elect directors will end when full dividends have been paid for four consecutive dividend periods. We also announced that we would defer, as permitted under the terms of indentures, interest payments on junior subordinated debentures issued in connection with trust preferred securities. We are permitted to defer such interest payments for up to 20 consecutive quarters, but during a deferral period we are prohibited from making dividend payments on our capital stock.

Further, if we become current on our Series B Preferred Stock dividends and junior subordinated debenture payments, we cannot increase dividends on our common stock above $0.057 per share per quarter without the U.S. Treasury’s approval or redemption or transfer of the Series B Preferred Stock.

In addition, our ability to pay dividends, and the Bank’s ability to pay dividends to us, is limited by regulatory restrictions and the need to maintain sufficient capital. In the second quarter of 2009, we suspended payment of dividends on our common stock in order to conserve capital. We are currently restricted from paying dividends unless we receive prior regulatory approval and we expect to become subject to formal regulatory restrictions that will continue to prohibit us from declaring or paying any dividend without prior approval of banking regulators. Although we can seek to obtain waiver of such prohibition, we would not expect to be granted such waiver or to be released from this obligation until our financial performance improves significantly. Therefore, we may not be able to resume payments of dividends in the future.

We are subject to executive compensation restrictions because of our participation in the U.S. Treasury’s TARP Capital Purchase Program.

We are subject to TARP rules and standards governing executive compensation, which generally apply to our Chief Executive Officer, Chief Financial Officer and the three next most highly compensated senior executive officers and, with recent amendments, apply to a number of other employees. The standards include (1) a requirement to recover any bonus payment to senior executive officers or certain other employees if payment was based on materially inaccurate financial statements or performance metric criteria; (ii) a prohibition on making any golden parachute payments to senior executive officers and certain other employees; (iii) a prohibition on paying or accruing any bonus payment to certain employees, except as otherwise permitted by the rules; (iv) a prohibition on maintaining any plan for senior executive officers that encourages such officers to take unnecessary and excessive risks that threaten the Company’s value; (v) a prohibition on maintaining any employee compensation plan that encourages the manipulation of reported earnings to enhance the compensation of any employee; and (v) a prohibition on providing tax gross-ups to senior executive officers and certain other employees. These restrictions and standards could limit our ability to recruit and retain executives.

We could realize additional losses because Federal and state governments could pass legislation responsive to current credit conditions.

We could experience high credit losses because of new federal or state legislation or regulatory changes that reduce the amount that the Bank’s borrowers are otherwise contractually required to pay under existing loan contracts. Also, we could experience higher credit losses because of new federal or state legislation or regulatory changes that limit the Bank’s ability to foreclose on property or other collateral or makes foreclosure less economically feasible.

Our earnings, and further, our ability to continue as a going concern, depend to a large extent upon the ability of our borrowers to repay their loans, and our inability to manage credit risk would negatively affect our business.

We will suffer losses if a significant number of our borrowers, guarantors and related parties fail to perform in accordance with the terms of their loans. We have adopted underwriting and credit monitoring procedures and a credit policy, including the establishment and review of the allowance for loan losses that our management believes are appropriate to minimize this risk by assessing the likelihood of non-performance, tracking loan performance and diversifying our credit portfolio. These policies and procedures, however, involve subjective judgments and may not prevent unexpected losses that could materially affect our results of operations. Moreover, bank regulators frequently monitor loan loss allowances, and if regulators were to determine that the allowance was inadequate, they may require us to increase the allowance, which also would adversely impact our financial condition.

Approximately 74% of our gross loan portfolio is secured by real estate, the majority of which is commercial real estate and continued market deterioration could lead to losses.

Declining real estate values have caused increasing levels of charge-offs and provisions for loan losses. Continued declines in real estate market values may precipitate increased charge-offs and a further increase in the allowance for loan losses, which could have a material adverse effect on our business, financial condition and results of operations.

Our earnings depend upon the spread between the interest rate we receive on loans and securities and the interest rates we pay on deposits and borrowings. Changes in interest rates could adversely impact our net interest margin, net interest income and net income.

We are impacted by changing interest rates. Changes in interest rates affect the demand for new loans, the credit profile of existing loans, the rates received on loans and securities and rates paid on deposits and borrowings. The relationship between the rates received on loans and securities and the rates paid on deposits and borrowings is known as interest rate spread. Given our current volume and mix of interest-bearing liabilities and interest-earning assets, our interest rate spread could be expected to increase during times of rising interest rates and, conversely, to decline during times of falling interest rates. Exposure to interest rate risk is managed by adjusting the re-pricing frequency of PremierWest Bank’s rate-sensitive assets and rate-sensitive liabilities over any given period. Significant fluctuations in interest rates may have an adverse affect on our business, financial condition and results of operations.

Our business is heavily regulated and the creation of additional regulations may negatively affect our operations.

We are subject to government regulation that could limit or restrict our activities, which in turn could adversely impact our operations. The financial services industry is regulated extensively. Federal and state regulations are designed primarily to protect the deposit insurance funds and consumers, and not to benefit shareholders. These regulations can sometimes impose significant limitations on our operations as well as result in higher operating costs. In addition, these regulations are constantly evolving and may change significantly over time. Significant new regulation or changes in existing regulations or repeal of existing laws may affect our results materially. Further, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects credit conditions and interest rates for us.

Market conditions or regulatory constraints could restrict our access to funds necessary to meet liquidity demands.

Liquidity measures the ability to meet loan demand and deposit withdrawals and to pay liabilities as they come due. A sharp reduction in deposits or rapid increase in loans outstanding could force us to borrow heavily in the wholesale deposit market, purchase federal funds from correspondent banks, borrow at the Federal Home Loan Bank of Seattle or Federal Reserve discount window, raise deposit interest rates or reduce lending activity. Wholesale deposits, federal funds and sources for borrowings may not be available to us due to future regulatory constraints, market conditions or unfavorable terms.

We rely on the Federal Home loan Bank (“FHLB”) of Seattle as a source of liquidity.

The Company is highly dependent on the FHLB of Seattle to provide a source of wholesales funding for immediate liquidity and borrowing needs. Changes or disruptions to the FHLB of Seattle or the FHLB system in general, may materially impair the Company’s ability to meet its growth plans or to meet short and long term liquidity demands. Recently the FHLB of Seattle announced that it met all minimum regulatory capital requirements as of September 30, 2009. However, the Federal Housing Finance Agency exercised its discretionary authority to reaffirm FHLB of Seattle’s “undercapitalized” classification as it had at the end of the quarters ended March 31, 2009 and June 30, 2009. The Federal Housing Finance Agency action was reportedly taken because of the possibility that modest declines in the values of FHLB of Seattle’s private-label mortgage-backed securities could cause its risk-based capital to fall below the minimum requirements. As a result, the FHLB of Seattle cannot pay a dividend on their common stock and it cannot repurchase or redeem common stock. While the FHLB of Seattle has announced it does not anticipate that additional capital is immediately necessary, and believes that its capital level is adequate to support realized losses in the future, the FHLB of Seattle could require its members, including the Company, to contribute additional capital in order to return the FHLB of Seattle to compliance with capital guidelines. At December 31, 2009, the Company held a total of approximately $168,000 of cash on deposit with the FHLB of Seattle and FHLB of San Francisco. At December 31, 2009, the Company maintained a line of credit with the FHLB of Seattle for $31.9 million and was in compliance with its related collateral requirements. At December 31, 2009, the Company had a $21.4 million letter of credit and $10.5 million was available for additional borrowing.

The financial services industry is highly competitive.

Competition may adversely affect our performance. The financial services industry is highly competitive due to changes in regulation, technological advances and the accelerating pace of consolidation among financial services providers. We face competition both in attracting deposits and in originating loans and providing transactional services.

Our ability to pay dividends, repurchase shares or repay indebtedness depends primarily upon the results of operations of PremierWest Bank.

We are a separate, distinct legal entity from the Bank and receive substantially all of our revenue from dividends from the Bank. Our inability to receive dividends from the Bank would adversely affect our financial condition. The Bank’s ability to pay dividends is primarily dependent on net interest income, which is the income that remains after deducting from total income generated by earning assets the expense attributable to the acquisition of the funds required to support earnings assets, the general level of interest rates, the dynamics of changes in interest rates and the levels of nonperforming loans.

Various statutory and regulatory provision restrict the amount of dividends the Bank can pay to us without regulatory approval and the Bank is currently restricted from paying dividends without prior regulatory approval until our condition improves. In addition the Bank may not pay cash dividends if that payment could reduce the amount of its capital below that necessary to meet the “adequately capitalized” level in accordance with regulatory capital requirements. It is also possible that, depending on the financial condition of the Bank and other factors, regulatory authorities could assert that payment of dividends or other payments by the Bank, including payments to the Company, is an unsafe and unsound practice. Under Oregon law, the amount of a dividend from the Bank may not be greater than net unreserved retained earnings, after first deducting to the extent not already charged against earnings or reflected in a reserve, all bad debts, which are debts on which interest is unpaid and past due at least six months unless the debt is fully secured and in the process of collection;

all other assets charged-off as required by the DFCS or state or federal examiner; and all accrued expenses, interest and taxes.

We may not effectively manage our growth or future acquisitions which could adversely affect the quality of our operations and our costs.

Our financial performance and profitability will depend on our ability to manage recent growth and implement our plans and strategies for future growth. Although Management believes that it has substantially integrated the business and operations of recent acquisitions, there can be no assurance that unforeseen issues relating to the acquisitions will not adversely affect us. In addition, any future acquisitions and continued growth may present operational or other problems that could have an adverse effect on our business, financial condition and results of operations. Accordingly, there can be no assurance that we will be able to execute our growth strategy or maintain the level of profitability that we have historically experienced.

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

•	There may be continued downward pressure on our stock price.

•	Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions and government sponsored entities.

•	We may face increased competition due to intensified consolidation of the financial services industry.

If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital, on our business, our financial condition and results of operations.

A significant decline in the market value of our common stock resulted in an impairment of goodwill.

Our common stock has traded at prices below book value, including goodwill and other intangible assets, and the valuation of goodwill is determined using discounted cash flows of forecasted earnings, estimated sales price based on recent observable market transactions and market capitalization based on current stock price. We are required to test for goodwill impairment periodically and if goodwill impairment is deemed to exist, a write-down of the asset would occur with a charge to earnings. After completing the required annual analysis of goodwill, an impairment charge of $74.9 million was taken to write the goodwill balance to zero at December 31, 2009. This write-down had no impact to cash flows or regulatory capital.

We rely on technology to deliver products and services and interact with our customers.

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

The market for some of the investment securities held in our portfolio continues to be volatile over the past twelve months. Market conditions may continue to negatively affect the value of securities. There can be no assurance that the declines in market value associated with these disruptions will not result in other-than-temporary impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels.

Our deposit insurance premium could be substantially higher in the future, which could have a material adverse effect on our future earnings.

The FDIC insures deposits at the Bank and other financial institutions. The FDIC charges insured financial institutions premiums to maintain the Deposit Insurance Fund at a certain level. Current economic conditions have caused bank failures and expectations for additional bank failures, in which case the FDIC, through the Deposit Insurance Fund, ensures payments of customer deposits at failed banks up to insured limits. In addition, deposit insurance limits on customer deposit accounts have generally increased to $250,000 from $100,000 and the FDIC adopted the Temporary Liquidity Guarantee Program (TLGP) for non-interest-bearing transaction deposit accounts. These developments will cause the premiums assessed on by the FDIC to increase and will materially increase our noninterest expense. An increase in the risk category of the Bank will also cause our premiums to increase. Whether through adjustments to base deposit insurance assessment rates, significant special assessments or emergency assessments under the TLGP, increased deposit insurance premiums could have a material adverse effect on our earnings.

If we fail to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 or to remedy any future material weaknesses in our internal controls that we may identify, such failure could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common stock.

Any failure to remediate any material weakness that we may identify or to implement new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any such failure also could adversely affect the results of the periodic management evaluations and, in the case of a failure to remediate any material weaknesses that we may identify, would adversely affect the annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting that we are required under Section 404 of the Sarbanes-Oxley Act of 2002. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our capital stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of December 31, 2009, the Company conducted business through 58 offices including the operations of PremierWest Bank, PremierWest Bank’s mortgage division, and also PremierWest Bank’s two subsidiaries – Premier Finance Company and PremierWest Investment Services, Inc. The 58 offices included 48 full service bank branches and 10 other office locations.

PremierWest Bank’s 48 full service branch facilities are located in Oregon and California and more specifically broken down as follows: 24 branches are located in Jackson (10), Josephine (2), Deschutes (2), Douglas (8) and Klamath (2) counties of Oregon and 24 branches located in Siskiyou (8), Shasta (3), Butte (2), Tehama (2), Placer (1), Yolo (2), Nevada (1), and Sacramento (5) counties of California. Of the 48 branch locations, 34 are owned by PremierWest Bank, 14 are leased, and two locations involve long-term land leases where the Bank owns the building.

The Company’s ten other locations house administrative and subsidiary operations. These facilities include one campus located in Medford, Oregon with two owned buildings housing the Company’s administrative head office, operations and data processing facilities; two owned administrative facilities—one in Redding, California housing regional administration, our Premier Finance Company subsidiary, and one in Red Bluff, California housing PremierWest Bank administrative functions, one leased location in Bend, Oregon; two leased locations housing stand-alone Premier Finance Company offices in Portland and Eugene, Oregon; and, three buildings and two owned locations in Medford, Oregon occupied by a Premier Finance Company office, the Bank’s consumer lending group and the Bank’s internal audit department. The Company also leases a storage warehouse in Medford, Oregon.

In addition, to the above, four Premier Finance Company offices are housed within PremierWest Bank full service branch offices, as are various employees of PremierWest Investment Services, Inc., and the Bank’s mortgage division.

The annual rent expense on leased properties was $1.1 million, $1.0 million, and $696,000 in 2009, 2008 and 2007, respectively.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, in the normal course of business, PremierWest may become party to various legal actions. Management is unaware of any existing legal actions against the Company or its subsidiaries that would have a materially adverse impact on our business, financial condition or results of operations.

ITEM 4.	(REMOVED AND RESERVED).

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PremierWest common stock is quoted on the NASDAQ Capital Market (“NASDAQ”) under the symbol “PRWT”. The common stock is registered under the Securities Exchange Act of 1934. The table below sets forth the high and low sales prices of PremierWest common stock as reported on the NASDAQ. This information has been adjusted to reflect previous stock dividends paid in 2009 and 2007. No stock dividend was paid in 2008. Bid quotations reflect inter-dealer prices, without adjustment for mark-ups, mark-downs, or commissions and may not necessarily represent actual transactions. On February 28, 2010, the Company had 24,771,928 shares of common stock issued and outstanding, which were held by approximately 663 shareholders of record, a number which does not include approximately 2,500 beneficial owners who hold shares in “street name.” As of March 15, 2010, the most recent date prior to the date of this report, the closing price of the common stock was $0.63 per share.

	2009			2008			2007
	Closing Market Price		Cash Dividends Declared	Closing Market Price		Cash Dividends Declared	Closing Market Price		Cash Dividends Declared
	High	Low		High	Low		High	Low
1st Quarter	$6.70	$2.62	$0.01	$11.55	$9.62	$0.06	$16.05	$12.77	$—
2nd Quarter	$4.67	$3.35	$—	$10.40	$5.84	$0.06	$14.44	$12.40	$0.05
3rd Quarter	$3.67	$2.71	$—	$10.10	$5.10	$0.06	$13.64	$12.00	$0.06
4th Quarter	$2.70	$1.30	$—	$8.38	$5.15	$—	$12.90	$11.16	$0.06

In conjunction with declaring the fourth quarter 2007 cash dividend, the Company also announced its intention to institute a quarterly cash dividend program. However, the timing and amount of any future dividends PremierWest might pay will be determined by its Board of Directors and will depend on earnings, cash requirements and the financial condition of PremierWest and its subsidiaries, applicable government regulations and other factors deemed relevant by the Board of Directors. Beginning in the second quarter of 2009, the Company announced cessation of dividends. See Item 1—Dividends.

There were no repurchases of common stock by the Company during 2009.

The following table provides information about the number of outstanding options, the associated weighted average price and the number of options available for issuance as of December 31, 2009:

Equity compensation plan information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	957,372	$9.02	1,182,751
Equity compensation plans not approved by security holders	—	—	—

Total	957,372	$9.02	1,182,751

Performance Graph

The following graph shows the cumulative total return for our common stock compared to the cumulative total returns for the SNL NASDAQ Bank index and the NASDAQ Composite index. All values were gathered by SNL Financial LLC from sources deemed to be reliable. The comparison assumes that $100 was invested on December 31, 2004 in PremierWest Bancorp common stock and in each of the comparative indexes. The cumulative total return on each investment is as of December 31 for each of the subsequent five years and assumes the reinvestment of all cash dividends and the retention of all stock dividends. PremierWest Bancorp’s five-year cumulative total return was -85.88% compared to -48.69% and 4.31% for the SNL NASDAQ Bank and NASDAQ Composite indexes, respectively.

	Period Ending
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
PremierWest Bancorp	$100.00	$114.58	$138.08	$105.15	$63.20	$14.12
NASDAQ Bank	$100.00	$95.67	$106.20	$82.76	$62.96	$51.31
NASDAQ Composite	$100.00	$101.37	$111.03	$121.92	$72.49	$104.31

ITEM 6.	SELECTED FINANCIAL DATA

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

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands except per share data)
Operating Results
Total interest income	$77,915	$88,936	$82,400	$73,212	$57,498
Total interest expense	19,968	28,573	27,216	19,104	10,785

Net interest income	57,947	60,363	55,184	54,108	46,713
Provision for loan losses	88,031	36,500	686	800	150
Non-interest income	11,052	10,234	8,880	7,741	7,380
Non-interest expense	129,722	47,129	38,973	37,415	33,618

Income (loss) before provision for income taxes	(148,754)	(13,032)	24,405	23,634	20,325
Provision (benefit) for income taxes	(2,282)	(5,493)	9,303	8,986	7,136

Net income (loss)	(146,472)	(7,539)	15,102	14,648	13,189
Preferred stock dividends and discount accretion	2,171	275	275	275	275

Net income (loss) available to common shareholders	$(148,643)	$(7,814)	$14,827	$14,373	$12,914

Per Share Data (1)
Basic earnings (loss) per common share	$(6.01)	$(0.34)	$0.83	$0.81	$0.69
Diluted earnings (loss) per common share	$(6.01)	$(0.34)	$0.78	$0.75	$0.65
Dividends declared per common share	$0.01	$0.18	$0.17	$0.10	$0.05
Ratio of dividends declared to net income (loss)	nm	nm	19.14%	11.07%	5.83%
Financial Ratios
Return on average common equity	-93.07%	-4.41%	12.25%	13.26%	13.59%
Return on average assets	-9.15%	-0.52%	1.41%	1.52%	1.52%
Efficiency ratio (2)	187.01%	66.76%	60.83%	60.49%	62.15%
Net interest margin (3)	4.10%	4.68%	5.72%	6.25%	6.05%

Balance Sheet Data at Year End
Gross loans	$1,149,027	$1,247,988	$1,025,329	$921,694	$807,810
Allowance for loan losses	$45,903	$17,157	$11,450	$10,877	$10,341
Allowance as percentage of gross loans	3.99%	1.37%	1.12%	1.18%	1.28%
Total assets	$1,536,314	$1,475,954	$1,157,961	$1,034,511	$913,661
Total deposits	$1,420,762	$1,211,269	$935,315	$879,350	$768,419
Total equity	$71,535	$176,984	$127,675	$116,259	$102,784

Notes:

(1)	Per share data have been restated for subsequent stock dividends.
(2)	Efficiency ratio is calculated by dividing non-interest expense by the sum of net interest income plus non-interest income.
(3)	Tax adjusted at 40.0% for 2009, 34.00% for 2008, 38.25% for 2007, 38.00% for 2006 and 34.00% in prior years.

nm = not meaningful

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

The following discussion should be read in conjunction with PremierWest’s audited consolidated financial statements and the notes thereto as of December 31, 2009 and 2008, and for each of the three years in the period ended December 31, 2009, that are included as pages F1-F49 in this report.

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

FINANCIAL HIGHLIGHTS

Net loss available to common shareholders for 2009 was $148.6 million, a 1,805% increase from 2008 net loss available to common shareholders of $7.8 million. Our diluted earnings per common share were ($6.01) and ($0.34) for the years ended 2009 and 2008, respectively. This decline was primarily due to $104.6 million in non-cash write-offs including a $74.9 goodwill impairment, and $29.7 million in a deferred tax asset valuation allowance. Additionally, the Company booked loan loss provision expense of $88.0 million. Net interest income declined $2.4 million primarily due to interest reversed and interest lost on loans on non-accrual status. Return on average common shareholders’ equity was -93.07% and return on average assets was -9.15% for the year ended December 31, 2009. This compared with a return on average shareholders’ equity of -4.41% and a return on average assets of -0.52% for 2008.

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Net income (loss)	$(146,472)	$(7,539)	$15,102	$14,648	$13,189
Average assets	$1,600,572	$1,456,722	$1,073,571	$966,786	$867,532
RETURN ON AVERAGE ASSETS	-9.15%	-0.52%	1.41%	1.52%	1.52%

Net income (loss) available to common shareholders	$(148,643)	$(7,814)	$14,827	$14,373	$12,914
Average equity	$159,717	$177,254	$113,654	$100,864	$87,648
RETURN ON AVERAGE EQUITY AVAILABLE TO COMMON SHAREHOLDERS	-93.07%	-4.41%	13.05%	14.25%	14.73%

Cash dividends declared	$236	$4,032	$2,891	$1,621	$769
Net income (loss)	$(146,472)	$(7,539)	$15,102	$14,648	$13,189

PAYOUT RATIO	-0.16%	-53.48%	19.14%	11.07%	5.83%
Average equity	$194,475	$186,032	$123,244	$110,454	$97,058
Average assets	$1,600,572	$1,457,178	$1,073,571	$966,786	$867,532
AVERAGE EQUITY TO ASSET RATIO	12.15%	12.77%	11.48%	11.42%	11.19%

Gross loans outstanding declined $99.0 million, or 8% in 2009 and totaled $1.15 billion at December 31, 2009 compared to $1.25 billion at December 31, 2008. Over the past year, our allowance for loan loss increased 168% to $45.9 million totaling 3.99% of outstanding gross loans at December 31, 2009. The provision expense for loan losses was $88.0 million for 2009 compared to $36.5 million in 2008. Management believes that the allowance for loan and lease losses is adequate as of December 31, 2009, based on our assessment of loan portfolio quality and our judgment of economic conditions that exist.

Total deposits also grew to $1.42 billion at December 31, 2009, an increase of $209.5 million from $1.21 billion at December 31, 2008. The increase was primarily a result of branch acquisitions in Grass Valley and Davis, California in July 2009. Non-interest-bearing demand deposits totaled $256.2 million and accounted for 18% of total deposits at year end compared to 19% at December 31, 2008. The Bank continues to aggressively pursue non-interest-bearing deposit relationships from consumers and businesses.

At December 31, 2009, the Bank was below the “well-capitalized” requirement for its total risk-based capital ratio of 10.00%, with a recorded ratio of 8.53%. The Bank is now classified as “adequately” capitalized and may be subject to regulatory restrictions as discussed below.

During the second quarter of 2009, federal and state bank regulators initiated their annual regulatory examination and completed the examination during the third quarter of 2009. As a result of the examination and capital levels, the Bank expects to become subject to a formal regulatory agreement with the FDIC. In anticipation of any such regulatory action, our Board of Directors has initiated a rights offering, as discussed in

Note 2—Regulatory Agreement, Economic Condition and Management Plan, to increase our risk-based capital ratio to a level well above the regulatory minimum for “well-capitalized.” Additionally, our Board of Directors has approved Management’s recommendations that the following steps be taken:

•	Deferring further dividend payments on the preferred stock issued pursuant to the U.S. Treasury’s Capital Purchase Program on an interim basis to conserve capital; and

•	Deferring further interest payments on the Company’s trust preferred securities on an interim basis to conserve capital.

The Oregon Department of Consumer and Business Services, which supervises banks and bank holding companies through its Division of Finance and Corporate Securities, and the Federal Reserve have policies that encourage banks and bank holding companies to pay dividends from current earnings, and have the general authority to limit the dividends paid by banks and bank holding companies, respectively. We do not expect to be in a position to pay dividends on our common or preferred stock or interest payments on trust preferred securities without regulatory approval or until we are “well-capitalized” and have satisfied conditions in any regulatory agreement or action.

Any regulatory action related to the formal report associated with the Bank’s annual examination could subject the Bank to mandatory restrictions including requirements to raise additional capital, reduce non-performing asset totals, continue to restrict dividend payments, maintain an adequate allowance for loan losses, hire additional or new management, limit deposit pricing and limit access to brokered deposits or other wholesale funding sources. Our inability to comply with any aspect of the agreement could have an adverse impact on our ability to continue as a going concern.

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

The allowance for loan losses is established to absorb known and inherent losses attributable to loans outstanding. The adequacy of the allowance is monitored on an ongoing basis and is based on Management’s evaluation of numerous factors. These factors include the quality of the current loan portfolio, the trend in the loan portfolio’s risk ratings, current economic conditions, loan concentrations, loan growth rates, past-due and nonperforming trends, evaluation of specific loss estimates for all significant problem loans, historical charge-off and recovery experience and other pertinent information. As of December 31, 2009, approximately 74% of PremierWest’s gross loan portfolio is secured by real estate. Accordingly, a significant decline in real estate values from current levels in Oregon and California could cause Management to increase the allowance for loan losses and/or experience greater loan charge-offs.

During the fourth quarter ended December 31, 2009, PremierWest conducted an analysis, with the assistance of an independent consulting firm, and recorded goodwill impairment totaling $74.9 million based on a detailed analysis valuing each element of the balance sheet. Annual and periodic analysis of the fair value of recorded goodwill for impairment involves a substantial amount of judgment, as does establishing and monitoring estimated lives of other amortizable intangible assets.

The Company measures and recognizes as compensation expense, the grant date fair market value for all share-based awards. The Company estimates the fair market value of stock-based payment awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model to value its stock options. The Black-Scholes model requires the use of assumptions regarding the risk-free interest rate, the expected dividend yield, the weighted average expected life of the options and the historical volatility of its stock price.

The Company establishes a deferred tax valuation allowance to reduce the net carrying amount of deferred tax assets if it is determined to be more likely than not that all or some of the deferred tax asset will not be realized. At December 31, 2009, the Company determined that the deferred tax asset would not be realized, and the balance was reduced to zero.

In July 2009, the Company acquired two Wachovia Bank branches in Northern California. This acquisition included a core deposit intangible asset representing the value ascribed to the long-term deposit relationships acquired and a negative CD premium as a result of the current all-in cost of the CD portfolio being well above the cost of similar funding. Both of these intangible assets are being amortized over estimated weighted average useful lives of 7.4 years and 11 months, respectively.

The determination of our ability to fully utilize our deferred tax assets requires significant judgment, the use of estimates and the interpretation of complex tax laws. The Company has determined that it is “more likely than not” that we will not be able to fully recognize all of our deferred tax assets. As such, we have written them down to the net realizable value. Prospectively, as the Company continues to evaluate available evidence, including the depth of the current economic downturn and its implications on its operating results, it is possible that the Company may deem some or all of its deferred income tax assets to be realizable.

RESULTS OF OPERATIONS

Average Balances, Interest Rates and Yields

The following tables set forth certain information relating to PremierWest’s consolidated average interest-earning assets and interest-bearing liabilities and reflect the average yield on assets and average cost of liabilities for the years indicated. The yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the periods presented. During the periods indicated, non-accruing loans, if any, are included in the net loan category. The yields and costs include fees, premiums and discounts, which are considered adjustments to yield. The table reflects the effect of income taxes on nontaxable loans and securities.

	Years Ended December 31,
	2009			2008			2007
	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates
	(Dollars in thousands)
Interest-earning assets:
Loans (1)(2)	$1,221,842	$75,078	6.14%	$1,255,203	$87,756	6.99%	$961,534	$82,258	8.55%
Investment securities:
Taxable securities	82,352	2,422	2.94%	33,144	1,128	3.40%	2,730	66	2.42%
Nontaxable securities (3)	7,647	232	3.03%	3,487	227	6.50%	5,649	372	6.59%
Temporary investments	106,188	462	0.44%	2,802	71	2.53%	1,750	95	5.43%

Total interest-earning assets	1,418,029	78,194	5.51%	1,294,636	89,182	6.89%	971,663	82,791	8.52%
Cash and due from banks	30,992			33,655			28,073
Allowance for loan losses	(37,795)			(20,474)			(11,174)
Other assets	189,346			148,905			85,009

Total assets	$1,600,572			$1,456,722			$1,073,571

Interest-bearing liabilities:
Interest-bearing checking and savings accounts	$480,760	4,245	0.88%	$427,646	6,912	1.62%	$377,550	9,691	2.57%
Time deposits	629,742	13,896	2.21%	545,329	19,432	3.56%	329,912	15,454	4.68%
Other borrowings	35,737	1,827	5.11%	48,258	2,229	4.62%	37,571	2,071	5.51%

Total interest-bearing liabilities	1,146,239	19,968	1.74%	1,021,233	28,573	2.80%	745,033	27,216	3.65%
Noninterest-bearing deposits	245,829			231,710			194,456
Other liabilities	14,029			17,725			10,838

Total liabilities	1,406,097			1,270,668			950,327
Shareholders’ equity	194,475			186,054			123,244

Total liabilities and shareholders’ equity	$1,600,572			$1,456,722			$1,073,571

Net interest income (3)		$58,226			$60,609			$55,575

Net interest spread			3.77%			4.09%			4.87%
Average yield on earning assets (2)(3)			5.51%			6.89%			8.52%
Interest expense to earning assets			1.41%			2.21%			2.80%
Net interest income to earning assets (2)(3)			4.10%			4.68%			5.72%

(1)	Average non-accrual loans of approximately $94.3 million for 2009, $41.0 million for 2008, and $3.2 million for 2007 are included in the average loan balances.

(2)	Loan interest income includes loan fee income of $1.1 million, $1.9 million, and $2.6 million for 2009, 2008 and 2007, respectively.
(3)	Tax-exempt income has been adjusted to a tax equivalent basis at a 40.00% effective rate for 2009, 34.00% effective rate for 2008, and 38.25% effective rate for 2007. The amount of such adjustment was an addition to recorded pre-tax income of $139,000, $149,000, and $230,000 for 2009, 2008 and 2007, respectively.

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

Net interest income on a tax equivalent basis, before provisions for loan losses, for the year ended December 31, 2009, was $58.2 million, a decrease of 4% compared to tax equivalent net interest income of $60.6 million in 2008, which was an increase of 9% compared to tax equivalent net interest income of $55.6 million in 2007. The overall tax-equivalent earning asset yield was 5.51% in 2009 compared to 6.89% in 2008 and 8.52% in 2007. For the years 2009, 2008 and 2007, the cost of interest-bearing liabilities was 1.74%, 2.80% and 3.65%, respectively.

Total interest-earning assets averaged $1.42 billion for the year ended December 31, 2009, compared to $1.30 million for the corresponding period in 2008. The growth in earning assets was primarily the result of the expansion of our investment securities portfolio.

Interest-bearing liabilities averaged $1.15 billion for the year ended December 31, 2009, compared to $1.02 billion for the same period in 2008. Interest expense, as a percentage of average earning assets, decreased to 1.41% in 2009, compared to 2.21% in 2008 and 2.80% in 2007.

Average gross loans, which generally carry a higher yield than investment securities and other earning assets, comprised 86.16% of average earning assets during 2009, compared to 96.95% in 2008 and 98.96% in 2007. During the same periods, average yields on loans were 6.14% in 2009, 6.99% in 2008 and 8.55% in 2007. Average investment securities comprised 6.35% of average earning assets in 2009, which was up from 2.83% in 2008 and 0.86% in 2007. Tax equivalent interest yields on investment securities were 1.59% for 2009, 3.62% for 2008 and 5.26% in 2007.

The short-term interest rate environment, as measured by the Prime lending rate, began to decline during the latter half of 2007 as actions to lower short term rates by the Federal Reserve resulted in a 50 basis point reduction in the Prime Rate in the third quarter of 2007, followed by an aggregate 50 basis point reduction during the fourth quarter of 2007. During 2008, the Prime Rate dropped 400 basis points, including a 225 basis point drop in the first four months of 2008 and a 175 basis point drop during the last quarter of the year. The rate has remained constant with no further reductions in 2009. As a result, our net interest spread decreased by 32 basis points between 2009 and 2008 while declining 78 basis points between 2007 and 2008. From a historical perspective, our balance sheet has been asset sensitive. Accordingly, a declining interest rate environment negatively impacts our net interest income absent increases in unchanged earning asset volumes or decreased interest expense.

Rate/Volume Analysis

The following table provides an analysis of the net interest income on a tax equivalent basis indicating the impact of changes in the volume of interest-earning assets and interest-bearing liabilities and of changes in yields earned on interest-earning assets and rates paid on interest-bearing liabilities. The values in this table reflect the extent to which changes in interest income and changes in interest expense are attributable to changes in volume (changes in volume multiplied by the prior-year rate) and changes in rate (changes in rate multiplied by prior-year volume). Changes attributable to the combined impact of volume and rate have been allocated to rate.

	2009 vs. 2008 Increase (Decrease) Due To			2008 vs. 2007 Increase (Decrease) Due To
	Volume	Rate	Net Change	Volume	Rate	Net Change

	(Dollars in thousands)
Interest-earning assets:
Loans	$(2,332)	$(10,346)	$(12,678)	$25,123	$(19,625)	$5,498
Investment securities:
Taxable securities	1,675	(381)	1,294	736	326	1,062
Nontaxable securities	270	(265)	5	(142)	(3)	(145)
Temporary investments	2,620	(2,229)	391	57	(81)	(24)

Total	2,233	(13,221)	(10,988)	25,774	(19,383)	6,391

Interest-bearing liabilities:
Deposits:
Interest-bearing demand and savings	$858	(3,525)	(2,667)	$1,287	(4,066)	(2,779)
Time deposits	3,008	(8,544)	(5,536)	10,082	(6,104)	3,978
Other borrowings	(578)	176	(402)	589	(431)	158

Total	3,288	(11,893)	(8,605)	11,958	(10,601)	1,357

Net increase (decrease) in net interest income	$(1,055)	$(1,328)	$(2,383)	$13,816	$(8,782)	$5,034

Loan Loss Provision

The loan loss provision represents charges made against earnings to maintain an adequate allowance for loan losses. The allowance is maintained at an amount believed to be sufficient to absorb losses in the loan portfolio and has two components: one of which represents estimated loss reserves based on assigned credit risk ratings for our entire loan portfolio, and the other represents specifically established reserves for individually classified loans. PremierWest applies a systematic process for determining the adequacy of the allowance for loan losses, including an internal loan review program and a quarterly analysis of the adequacy of the allowance. The quarterly analysis includes determination of specific potential loss factors on individual classified loans; historical potential loss factors derived from actual net charge-off experience and trends in nonperforming loans; and potential loss factors for other loan portfolio risks such as loan concentrations, the condition of the local economy, and the nature and volume of loans. The allowance for loan losses correlates to Management’s judgment of the credit risk inherent in the loan portfolio. Factors considered in establishing an appropriate allowance include a careful assessment of the financial condition of the borrower; a realistic determination of the value and adequacy of underlying collateral; the condition of the local economy and the condition of the specific industry of the borrower; a comprehensive analysis of the levels and trends of loan categories; an assessment of pending legal action for collection of loans and related guarantees; and, a review of delinquent and classified loans. Although Management believes the loan loss provision has been sufficient to maintain an adequate allowance for loan losses, there can be no assurance that actual loan losses will not require significant additional charges to operations in the future.

For the year ended December 31, 2009, the loan loss provision totaled $88.0 million compared to $36.5 million for 2008, and $686,000 for 2007. This represents an increase of 141% between 2009 and 2008 and an increase of 5,221% between 2008 and 2007. During 2009, the Bank continued to increased its allowance for loan losses in response to credit issues experienced with a number of our borrowers, particularly those relying on stable real estate values as an integral component of their individual business strategies. During 2009, there was a $20.3 million increase in OREO due to the continued decline in economic activity and an increase in problem credits. The breadth of the falloff in economic activity was felt throughout the geographic regions in which we conduct our business. In response, Management focused additional resources to proactively deal with credit relationships that showed indications of strain, and sought and obtained independent validation of our internal evaluations of real estate collateral dependent loans. Management has progressively enhanced the Company’s loan policies and procedures to adjust to the rapidly evolving economic and credit environment, conducted an ongoing and comprehensive analysis of loan portfolio quality, increased the number of credit administration to oversee the consistent application and adherence to established loan policies and procedures and provided training to all lending personnel. A more detailed review of the loan loss provision is presented in the table on page 44.

Loan “charge-offs” refer to the recorded values of loans actually removed from the consolidated balance sheet and, after netting out “recoveries” on previously charged-off loans, become “net charge-offs”. PremierWest’s policy is to charge-off loans when, in Management’s opinion, the loan or a portion thereof is deemed uncollectible, although concerted efforts are made to maximize recovery after the charge-off. Management continues to closely monitor the loan quality of new and existing relationships through detailed review and evaluation procedures and by integrating loan officers into such activities.

For the years ended December 31, 2009 and December 31, 2008, loan charge-offs exceeded recoveries by $59.3 million and $39.9, respectively. A more detailed review of charge-offs and recoveries are presented in the table on page 44.

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

During 2009, non-interest income increased from $10.2 million in 2008 to $11.1 million, an increase of $0.9 million or 9%. The increase from the previous year was primarily related to increases in other fee income.

During 2008, non-interest income increased from $8.9 million in 2007 to $10.2 million, an increase of $1.3 million or 15%. Overall, deposit service charge income increased $1.1 million; other commissions and fees increased $475,000; and other non-interest income increased $192,000. The increases in total non-interest income were offset by a decline in mortgage origination income of $209,000 and a decline in investment brokerage and annuity fees of $214,000.

In general, Management prices the Bank’s deposit accounts at rates competitive with those offered by other commercial banks in its market area. Deposit and deposit fee growth have been generated by branch expansion, offering competitive deposit products, cultivating strong customer relationships through competitively superior service and cross-selling deposit products to loan customers.

Non-interest Expense

Non-interest expenses consist principally of salaries and employee benefits, occupancy and equipment costs, communication expenses, professional fees, advertising and other expenses.

During 2009, non-interest expense increased $82.6 million or 175% from $47.1 million in 2008 to $129.7 million in 2009. Increased expenses were primarily driven by the one-time non-cash goodwill impairment expense of $74.9 million. Other increases in non-interest expense included FDIC and state assessments increasing $2.6 million or 244%, salaries and employee benefits increasing $1.5 million or 6%, professional fees increasing $962,000 or 75% and net Other Real Estate Owned (“OREO”) expense increasing $579,000 or 253%.

During 2008, non-interest expense increased $8.2 million or 21% from $39.0 million in 2007 to $47.1 million in 2008. Increased expenses were primarily associated with the acquired operations of Stockmans Financial Group. Increases in non-interest expense were primarily related to salaries and employee benefits increasing $3.1 million or 13%. In addition, communications increased $356,000 or 21%; net occupancy expense increased $1.5 million or 25%; professional fees increased of $432,000 or 50%; and advertising expenditures increased $210,000 or 30%.

Related Party Transactions

Certain officers and directors (and the companies with which they are associated) are customers of, and have had banking transactions with, the Bank in the ordinary course of business. In addition, the Bank expects to continue to have such banking transactions in the future. All loans, and commitments to lend, to such parties are generally made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. In the opinion of Management, these transactions do not involve more than the normal risk of collectability or present any other unfavorable features.

Provision for Income Taxes

The year-over-year decline in PremierWest’s taxable income resulted in an effective tax rate of 1.53%, or a $2.3 million tax benefit in federal and state income taxes for 2009. This compares to effective tax rates of -42.15% for 2008 and 38.12% for 2007. The decrease in the effective tax rate is the result of the deferred tax asset valuation allowance offset by the net deferred tax asset.

The determination of our ability to fully utilize our deferred tax assets requires significant judgment, the use of estimates and the interpretation of complex tax laws. The Company has determined that it is “more likely than not” that we will not be able to fully recognize all of our deferred tax assets. As such, we have written them down to the net realizable value. Prospectively, as the Company continues to evaluate available evidence, including the depth of the current economic downturn and its implications on its operating results, it is possible that the Company may deem some or all of its deferred income tax assets to be realizable.

Efficiency Ratio

Banks use the term “efficiency ratio” to describe the relationship of administrative and other costs associated with generating revenues to certain elements of income, a concept similar to a measurement of overhead. The efficiency ratio is computed by dividing non-interest expense by the sum of net interest income plus non-interest income. Management views the efficiency ratio as a measure of PremierWest’s ability to control non-interest expenses.

Expenses related to non-cash goodwill impairment, an increase in FDIC assessments and a decrease in loan fee income and interest resulted in an increase in our efficiency ratio to a level in excess of our 60% target. For the year ended December 31, 2009, our efficiency ratio was 188.00% as compared to 66.76%, and 60.83% in 2008 and 2007, respectively. Our efficiency ratio without the goodwill impairment would have been 79.42%.

Generally, lower efficiency ratios reflect greater cost containment; however, the success of PremierWest’s community banking strategy necessitates a balance between heightened expense control and the need to maintain high levels of customer service and effective risk management. Accordingly, PremierWest staffs its branches in a manner to support its high standards for delivering exceptional customer service and maintains the necessary administrative personnel to support the desired customer service while maintaining effective risk management through internal control functions such as credit administration, internal audit and compliance.

FINANCIAL CONDITION

The table below sets forth certain summary balance sheet information for December 31, 2009, 2008 and 2007.

	December 31,			Increase (Decrease) December 31,
	2009	2008	2007	2009 – 2008		2008 – 2007
	(Dollars in thousands)
ASSETS
Federal funds sold	$69,855	$165	$10,350	$69,690	42236.36%	$(10,185)	(98.41)%
Investment securities	162,321	36,404	6,320	125,917	345.89%	30,084	476.01%
Restricted equity investments	3,643	3,643	1,865	—	0.00%	1,778	95.34%
Loans, net	1,102,224	1,229,416	1,012,269	(127,192)	(10.35)%	217,147	21.45%
Other assets (1)	198,271	206,326	127,157	(8,055)	(3.90)%	79,169	62.26%

Total assets	$1,536,314	$1,475,954	$1,157,961	$60,360	4.09%	$317,993	27.46%

LIABILITIES
Noninterest-bearing deposits	$256,167	$228,788	$199,941	$27,379	11.97%	$28,847	14.43%
Interest-bearing deposits	1,164,595	982,481	735,374	182,114	18.54%	247,107	33.60%

Total deposits	1,420,762	1,211,269	935,315	209,493	17.30%	275,954	29.50%
Other liabilities (2)	44,017	87,701	94,971	(43,684)	(49.81)%	(7,270)	(7.65)%

Total liabilities	1,464,779	1,298,970	1,030,286	165,809	12.76%	268,684	26.08%
SHAREHOLDERS’ EQUITY	71,535	176,984	127,675	(105,449)	(59.58)%	49,309	38.62%

Total liabilities and share-holder’s equity	$1,536,314	$1,475,954	$1,157,961	$60,360	4.09%	$317,993	27.46%

(1)	Includes cash and due from banks, mortgage loans held-for-sale, property and equipment, accrued interest receivable, goodwill, intangible assets and other assets.
(2)	Includes federal funds purchased, borrowings, accrued interest payable and other liabilities.

Investment Portfolio

Investment securities provide a return on residual funds after lending activities. Investments may be in interest-bearing deposits, U.S. government and agency obligations, state and local government obligations or government-guaranteed, mortgage-backed securities. PremierWest generally does not invest in securities that are rated less than investment grade by a nationally recognized statistical rating organization. All securities-related investment activity is reported to the Board of Directors. Board review is required for significant changes in investment strategy. Certain senior executives have the authority to purchase and sell securities for our portfolio in accordance with PremierWest’s Funds Management policy.

Management determines the appropriate classification of securities at the time of purchase. If Management has the intent and PremierWest has the ability at the time of purchase to hold a security until maturity or on a long-term basis, the security is classified as “held-to-maturity” and is reflected on the balance sheet at historical cost. Securities to be held for indefinite periods and not intended to be held to maturity or on a long-term basis are classified as “available-for-sale.” Available-for-sale securities are reflected on the balance sheet at their estimated fair market value. An outside broker service provides the fair market value for the available-for-sale securities using Level 2 inputs that are fair values for investment securities based on quoted market prices or the market values for comparable securities.

The following table sets forth the carrying value of PremierWest’s investment portfolio at the dates indicated.

	December 31,
	2009	2008	2007
	(Dollars in thousands)
Investment securities (available-for sale)
U.S. Government and agency securities	$27,794	$—	$—
Mortgage-backed securities and collateralized mortgage obligations	81,258	$188	$222
Obligations of states and political subdivisions	5,885	—	—

	114,937	188	222
Investment securities (held-to-maturity)
U.S. Government and agency securities	28,238	27,496	1,484
Mortgage-backed securities and collateralized mortgage obligations	5,807	1,799	—
Obligations of states and political subdivisions	9,339	2,921	4,614

	43,384	32,216	6,098
Investment securities—CRA	4,000	4,000	—
Restricted equity securities	3,643	3,643	1,865

Total investment securities	$165,964	$40,047	$8,185

The contractual maturities of investment securities at December 31, 2009, excluding mortgage-related securities, investment securities—CRA and restricted equity securities for which contractual materials are diverse or nonexistent, are shown below. Expected maturities of investment securities could differ from contractual maturities because the borrower, or issuer, may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31,
	2009			2008			2007
	Amortized Cost	Estimated Fair Value	% Yield (1)	Amortized Cost	Estimated Fair Value	% Yield (1)	Amortized Cost	Estimated Fair Value	% Yield (1)
	(Dollars in thousands)
U.S. Government and agency securities:
One year or less	$3,992	$4,035	2.92%	$12,133	$12,309	2.85%	$1,484	$1,484	—
One to five years	35,907	36,175	2.20%	15,363	15,606	2.85%	—	—	—
Five to ten years	16,000	15,983	3.75%	—	—	—	—	—	—
Obligations of states and political subdivisions:
One year or less	261	261	6.03%	643	642	6.38%	638	638	5.44%
One to five years	3,542	3,600	4.12%	906	904	5.68%	1,437	1,428	5.73%
Five to ten years	2,775	2,733	4.88%	1,372	1,374	6.81%	2,539	2,522	6.28%
Over ten years	8,805	8,595	5.02%	—	—	—	—	—	—

Total debt securities	71,282	71,382		30,417	30,835		6,098	6,072
Mortgaged-backed securities and collateralized mortgage obligations	85,846	87,091	3.07%	1,987	2,039	5.51%	222	222	5.69%
Investment securities—CRA	4,000	4,000	nm	4,000	4,000	nm	—	—	nm
Restricted equity securities	3,643	3,643	nm	3,643	3,643	nm	1,865	1,865	nm

Total securities	$164,771	$166,116		$40,047	$40,517		$8,185	$8,159

(1)	For the purposes of this schedule, weighted average yields are stated on an approximate tax-equivalent basis at a 40.00% rate.
nm	= not meaningful

During 2009, we purchased $190.5 million in additional securities as we invested cash related to the acquisition of branches in Davis and Grass Valley, California, in July 2009. During the same year, $64.8 million in securities matured, were called, sold or were paid down. This compares to sales, maturities and/or calls of investment securities of $30.1 million in 2008, and $3.4 million in 2007. During 2009, we reported realized gains of $50,000. No security sales were reported during 2008 and 2007.

At December 31, 2009 PremierWest’s investment portfolio had total net unrealized gains of approximately $1.3 million. This compares to net unrealized losses of approximately $470,000 at December 31, 2008, and $26,000 at December 31, 2007. Unrealized gains and losses reflect the impact of security values from changes in market interest rates and do not represent the amount of actual profits or losses that may be recognized by the Bank. Actual realized gains and losses occur at the time investment securities are sold or called. Because the decline in fair value is attributable to the changes in interest rates and not credit quality, and because the Bank does not intend to sell the securities in this class and it is not likely that the Bank will be required to sell these securities before recovery of their amortized cost bases, which may include holding each security until maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.

Securities may be pledged from time-to-time to secure public deposits, secure excess deposit coverage for customers, FHLB borrowings, repurchase agreement deposit accounts, or for other purposes as required or permitted by law. At December 31, 2009, securities with a market value of $157.4 million were pledged for such purposes.

As of December 31, 2009, PremierWest also held 15,881 shares of $100 par value Federal Home Loan Bank of Seattle (FHLB) stock, which is a restricted equity security. FHLB stock represents an equity interest in the FHLB, but it does not have a readily determinable market value. The stock can be sold at its par value only, and only to the FHLB or to another member institution. Member institutions are required to maintain a minimum stock investment in the FHLB based on specific percentages of their outstanding mortgages, total assets or FHLB advances. At December 31, 2009 and 2008, the Bank met its minimum required investment in FHLB. In addition to FHLB stock, PremierWest bank holds 15,170 shares of stock in the Federal Home Loan Bank of San Francisco. This stock was acquired pursuant to the acquisition of Stockmans Bank and reflects its required minimum stock investment in Federal Home Loan Bank of San Francisco, which must be maintained for a four-year period. The company is required to hold FHLB’s stock in order to receive advances and views this investment as long-term.

The Bank also owns stock in Pacific Coast Banker’s Bank (PCBB) with a balance of $529,000 in 2009. The investment in PCBB increased to $529,000 in 2008 from $277,000 in 2007 as a result of the acquisition of Stockmans Bank. This investment is carried at its fair market value at acquisition and is included in restricted equity investments on the balance sheet. PCBB operates under a special purpose charter to provide wholesale correspondent banking services to depository institutions. By statute, 100% of PCBB’s outstanding stock is held by depository institutions that utilize its correspondent banking services.

Loan Portfolio

The most significant asset on our balance sheet in terms of risk and the effect on our earnings is our loan portfolio. On our balance sheet, the term “net loans” refers to total loans outstanding, at their principal balance outstanding, net of the allowance for loan losses and deferred loan fees. PremierWest’s loan policies and procedures establish the basic guidelines governing our lending operations. Generally, the guidelines address the types of loans that we seek, loan concentrations, our target markets, underwriting and collateral requirements, terms, interest rate and yield considerations, and compliance with laws and regulations. All loans or credit lines are subject to approval procedures and limitations as to amounts. These limitations apply to the borrower’s total outstanding indebtedness to the Bank, including the indebtedness of the borrower in a guarantor capacity. The policies are reviewed and approved by the Board of Directors of PremierWest on a routine basis.

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

The Chief Credit Officer has the authority to approve loans up to a $5 million lending limit as set by the Board of Directors. All loans above the lending limit of the Chief Credit Officer, and up to $10 million limit, may be approved jointly by the Chief Credit Officer along with one of the following: Chairman of PremierWest Bank, President and Chief Executive Officer or the Chief Banking Officer. Loans that exceed this limit are subject to the review and approval by the Board’s Loan Committee. PremierWest’s unsecured legal lending limit was approximately $16.9 million and our real estate secured lending limit was approximately $28.1 million at December 31, 2009.

The following table sets forth the composition of the loan portfolio, as of December 31, 2005 through December 31, 2009:

	Years Ended December 31,
	2009		2008		2007		2006		2005
	Amount	Percen- tage	Amount	Percen- tage	Amount	Percen- tage	Amount	Percen- tage	Amount	Percen- tage
	(Dollars in thousands)
Commercial	$209,538	18.24%	$252,377	20.22%	$244,156	23.81%	$219,426	23.81%	$186,828	23.13%
Real estate—Construction	211,732	18.43%	280,219	22.45%	268,254	26.16%	259,254	28.13%	237,150	29.36%
Real Estate—Commercial/ Residential	596,007	51.86%	574,677	46.05%	405,663	39.57%	360,372	39.09%	311,293	38.54%
Consumer	86,504	7.53%	89,715	7.19%	75,395	7.35%	53,542	5.81%	49,520	6.13%
Other	45,246	3.94%	51,000	4.09%	31,861	3.11%	29,100	3.16%	23,019	2.84%

Total gross loans	$1,149,027	100.00%	$1,247,988	100.00%	$1,025,329	100.00%	$921,694	100.00%	$807,810	100.00%

Gross loans totaled $1.15 billion at December 31, 2009, compared to $1.25 billion as of December 31, 2008 representing an 8% decrease. The decline was primarily a result of $61.1 million in loan charge-offs but also reflected loan paydowns, net of originations, of $37.4 million. Unfunded loan commitments were $125.9 million as of December 31, 2009, representing a decrease of $43.0 million from total unfunded loan commitments at December 31, 2008. For a more detailed discussion of off-balance sheet arrangements, see Note 17 to the financial statements included in this report starting on page F-39.

As indicated above, the Company’s loan portfolio is and has been concentrated in commercial real estate loans during recent years, a common characteristic among community banks due to focused lending for business and consumer needs in communities within the Bank’s market area. Some commercial loans are secured by real estate, but funds are used for purposes other than financing the purchase of real property, such as inventory financing and equipment purchases, where real property serves as collateral for the loan. Loans of this type are characterized as real estate loans because of the real estate collateral.

Since 2006, Management has taken actions in an attempt to reduce higher risk commercial real estate loan volume by directing efforts away from new commercial real estate loan production and by reducing related concentration. However, the volume of commercial real estate loans remains above what Management would otherwise target, particularly in light of current conditions. Economic circumstances have produced significant reductions in real estate values, and the slowdown has resulted in business failures that have adversely affected commercial real estate activities. Consequently, Management actively pursues additional credit support and appropriate exit strategies for commercial real estate loans that have suffered or are anticipated to encounter difficulties if the economic downturn extends. Notwithstanding measures taken to reduce commercial real estate loan volumes, these loans increased by $11.9 million during 2009, as a result of our funding pre-existing loan commitments, the re-classification of a commercial and industrial loan to commercial real estate due to the nature of its collateral support, and the acquisition of commercial real estate loans with the purchase of Stockmans Financial Group.

The table below shows total loan commitments (funded and unfunded) by loan type and geographic region at December 31, 2009:

	December 31, 2009
	Southern Oregon	Mid-Central Oregon	Northern California	Sacramento Valley
	(Dollars in thousands)
Agricultural/Farm	$11,684	$3,899	$4,772	$29,147
C&I	140,309	57,698	34,164	60,297
CRE	342,834	155,376	82,959	177,751
Residential RE construction	10,250	3,896	10,022	7,234
Residential RE	10,128	3,294	4,977	13,787
Consumer RE	29,145	8,438	11,547	2,607
Consumer	23,457	23,694	5,410	1,083

Total*	$567,807	$256,295	$153,851	$291,906

*	Excludes Other category comprised of credit cards, overdrafts, leases and other adjustments such as loan premiums, etc., in the amount of $4.7 million.

The following table presents maturity and re-pricing information for the loan portfolio at December 31, 2009. The table segments the loan portfolio between fixed-rate and adjustable-rate loans and their respective re-pricing intervals based on fixed-rate loan maturity dates and variable-rate loan re-pricing dates for the periods indicated:

	December 31, 2009
	Within One Year(1)	One to Five Years	After Five Years	Total
	(Dollars in thousands)
Fixed-rate loan maturities
Commercial	$15,289	$20,786	$353	$36,428
Real estate—Construction	65,437	8,914	—	74,351
Real estate—Commercial/Residential	59,862	54,841	7,371	122,074
Consumer	10,203	21,373	22,043	53,619
Other	5,858	3,462	440	9,760

Total fixed rate loan maturities	156,649	109,376	30,207	296,232

Adjustable-rate loan maturities
Commercial	111,492	54,303	7,315	173,110
Real estate—Construction	111,945	23,995	1,441	137,381
Real estate—Commercial/Residential	211,601	220,250	42,082	473,933
Consumer	24,354	3,579	23	27,956
Other	24,531	14,392	1,492	40,415

Total adjustable-rate loan repricings	483,923	316,519	52,353	852,795

Total maturities and repricings	$640,572	$425,895	$82,560	$1,149,027

(1)	Loans due on demand and overdrafts are included in the amount due in one year or less. All PremierWest loans have a stated schedule for repayment or a stated maturity.

Credit Quality

Management is committed to a credit culture that emphasizes quality underwriting standards and provides for the effective monitoring of loan quality and aggressive resolution to problem loans once they are identified. Nonperforming assets amounted to 8.37% of total assets outstanding at December 31, 2009, up from 5.90% at December 31, 2008, and are primarily a result of the continued economic disruption that began during 2008. Interest income that would have been recognized on non-accrual loans if such loans had performed in accordance with their contractual terms totaled $9.1 million for the year ended December 31, 2009, $4.7 million for the year ended December 31, 2008, and $243,000 for the year ended December 31, 2007. Actual interest income recognized on such loans on a cash basis during 2009 was approximately $528,000, $626,000 and $429,000 in 2008 and 2007. At December 31, 2009 and 2008, the allowance for loan losses related to impaired loans was $7.7 million and $6.3 million, respectively.

The following table summarizes nonperforming assets by category:

	December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Loans on nonaccrual status	$98,497	$68,496	$8,221	$1,430	$2,273
Loans past due greater than 90 days but not on nonaccrual status	5,420	1,437	147	24	2
Impaired loans in process of collection	—	12,682	—	—	—
Other real estate owned and foreclosed assets	24,748	4,423	—	—	—

Total nonperforming assets	$128,665	$87,038	$8,368	$1,454	$2,275

Percentage of nonperforming assets to total assets	8.37%	5.90%	0.73%	0.14%	0.25%

Total nonperforming assets were $128.7 million at December 31, 2009, up from $87.0 million as of December 31, 2008. The nonperforming asset total includes $24.7 million in other real estate owned as of December 31, 2009 as compared to $4.4 at the previous year end.

While the Bank significantly increased its resources dedicated to dealing with nonperforming assets in 2009, continued deterioration in appraised values, as a result of the illiquid market for some property types, resulted in lower collateral appraisal values. While the Bank may believe the value at which the loan is ultimately resolved may be higher, regulatory guidance and current practice is to value all non-performing assets at current appraised value without regard to other factors or documentation. The results from these policies have frequently resulted in charges against earnings.

Management continues to work closely with borrowers who are motivated to resolve their financial issues through properly collateralized restructures and workouts. In addition, the team is proactive in contacting distressed asset investors in anticipation of soliciting interest in acquiring notes or foreclosed property. The holding costs of certain other real estate owned are being reviewed as current volatile market conditions may warrant holding some foreclosed assets for future gains. With shareholder value in mind, our team will continue to evaluate these assets and act accordingly.

Nonperforming Loans

Management considers a loan to be nonperforming when it is 90 days or more past due, or sooner if the Bank has determined that repayment of the loan in full is unlikely. Generally, unless collateral for a loan is a one-to-four family residential dwelling, interest accrual ceases when 90 days past due (but no later than the date of acquisition by foreclosure, voluntary deed or other means) and the loan is classified as nonperforming. A loan placed on non-accrual status may or may not be contractually past due at the time the determination is made to place the loan on non-accrual status, and it may or may not be secured. When a loan is placed on non-accrual status, it is the Bank’s policy to reverse interest previously accrued but uncollected. Interest later collected on the non-accrual loan, for book purposes, is credited to loan principal if, in Management’s opinion, full collectability of principal is doubtful.

In some instances where the loans are well secured and in the process of collection, such loans will not be placed on non-accrual status. In addition, loans that are impaired pursuant to ASC 310-10-35, “Accounting by Creditors for the Impairment of a Loan”, are classified as non-accrual consistent with regulatory guidance. Loans placed on non-accrual status typically remain so until all principal and interest payments are brought current, and the potential for future payments, in accordance with associated loan agreements, appears reasonably certain.

Impaired loans are defined as loans where full recovery of contractual principal and interest is in doubt. Impaired loans include all non-accrual and restructured commercial and real estate loans. The dollar amount of loan impairment is determined using either the present value of expected future cash flows discounted at the loan’s effective interest rate, the fair value of the collateral of an impaired collateral-dependent loan or an observable market price. Current practice and regulatory guidance places primary emphasis on appraised value for collateral dependent loans. Loan impairment is typically recognized through a charge to earnings reflecting any shortfall between the principal balance owing and the net realizable value of the loan.

At December 31, 2009 and 2008, nonperforming loans (loans 90 days or more delinquent and/or on non-accrual status) totaled approximately $103.9 million and $82.6 million, respectively. The large dollar increase in nonperforming loans between 2009 and 2008 is concentrated primarily in real estate collateralized loans, and is primarily comprised of construction and commercial real estate credits. Management has assessed the real estate collateral for impairment and charged off any impairment on real estate collateral dependent loans. On all other real estate collateralized loans, Management believes that, based on current appraisals or estimates based on the most recent available appraisals aggressively discounted for aging, adequate collateral coverage existed as of each year end.

The following table summarizes the Company’s non-performing loans by loan type and geographic region as of December 31, 2009:

	December 31, 2009
	Non-performing Loans					Total Funded Loans*	Percent NPL to Funded Loan Totals by Category
	Southern Oregon	Mid-Central Oregon	Northern California	Sacramento Valley	Totals
	(Dollars in thousands)
Agricultural/Farm	$—	$—	$682	$—	$682	$43,418	1.6%
C&I	3,208	348	595	3,100	7,251	$210,392	3.4%
CRE	18,690	29,609	8,748	13,907	70,954	$746,159	9.5%
Residential RE construction	3,292	2,368	8,279	5,911	19,850	$28,223	70.3%
Residential RE	980	640	1,381	1,947	4,948	$31,991	15.5%
Consumer RE	177	—	—	—	177	$33,979	0.5%
Consumer	22	19	14	—	55	$50,134	0.1%

	26,369	32,984	19,699	24,865	103,917	1,144,296
Other*	—	—	—	—	—	4,731

Total non-performing loans by region	$26,369	$32,984	$19,699	$24,865	$103,917	$1,149,027

Non-performing loans to total funded loans	5.1%	14.0%	13.7%	9.8%	9.0%
Total funded loans	$515,491	$235,238	$143,538	$254,760	$1,149,027

*	Includes overdrafts, leases and other adjustments such as deferred loan fees, etc.

The Company’s principal source of credit stress is real estate related loans, both commercial and residential real estate. Borrowers either involved in real estate or having secured loans with real estate have been vulnerable to both the ongoing economic downturn and to declining real estate collateral values. Approximately 92.1% or $95.8 million of our non-performing loan total of $103.9 million is directly related to real estate in the form of commercial or residential real estate loans. At December 31, 2009, $38.4 million of our real estate related loans remain current as to contractual principal and interest payments, but were placed on non-accrual status due to the absence of evidence supporting the borrowers’ ongoing ability to discharge their loan obligations.

Continuing actions taken to address the troubled credit situation include:

•

Escalation of credit monitoring activities since the beginning of the fourth quarter of 2008 to provide early warning of possible borrower distress that could lead to loan payment defaults. Enhanced credit monitoring and early warnings are intended to provide additional time to seek viable alternatives with the borrower. For those borrowers who have experienced payment problems and wish to seek a workable arrangement with the Company, Management and staff are actively involved in seeking loan restructuring and other loan modification options and obtaining additional collateral coverage. More recently during the quarter ended September 30, 2009, the Company reorganized and assigned an Asset Recovery Group (“ARG”) to interface both directly with borrowers and with line managers to expedite resolution of existing and potential troubled credits. As of December 31, 2009, the ARG had 14 staff members. We believe that these actions have and will continue to facilitate recovery strategies with cooperative borrowers. In those instances where alternatives have been exhausted or determined to be impractical and default under the terms of the loans has occurred, foreclosure actions are pursued.

•

Evaluation to confirm the reliability of our internal credit reviews was completed on a significant portion of our loan portfolio during 2009 by the independent firm that had previously conducted a similar review of our acquisition and development portfolio during the fourth quarter of 2008. Management engaged this independent firm to perform quarterly reviews during 2009. The quarterly review reports were issued in the third and fourth quarters of 2009.

•	Active involvement by senior management has added emphasis to actively guide activities related to resolution of non-performing asset issues.

A continued decline in economic conditions in our market areas and nationally, as well as other factors, could adversely impact individual borrowers or our loan portfolio in general. As a result, we can provide no assurance that additional loans will not become 90 days or more past due, become impaired or be placed on non-accrual status, restructured or transferred to other real estate owned in the future. Additional information regarding our loan portfolio is provided in Note 7 of the Notes to the Condensed Consolidated Financial Statements.

The following table summarizes the Company’s non-accrual loan volume by type and as a percent of the related loan portfolio as of December 31, 2009 and 2008:

	December 31,
	2009		2008
	Amount	% of Related Portfolio	Amount	% of Related Portfolio
	(Dollars in thousands)
Commercial	$5,175	2.47%	$3,369	1.33%
Real estate—Construction	65,477	30.92%	42,332	15.11%
Real estate—Commercial/Residential	26,986	4.53%	21,350	3.72%
Consumer	177	0.20%	951	1.06%
Other	682	1.51%	494	0.97%

Total	$98,497	8.57%	$68,496	5.49%

Other Real Estate Owned and Foreclosed Assets

When the Bank acquires real estate through foreclosure, voluntary deed, or similar means, it is classified as OREO until it is sold. On December 31, 2009, and December 31, 2008 there was $24.7 million and $4.4 million in other real estate owned, respectively. When property is acquired in this manner, it is recorded at the lower of cost (the unpaid principal balance at the date of acquisition) or net realizable value (fair value less estimated selling costs). Any further write-down is charged to expense. All costs incurred from the date of acquisition to maintain the property are expensed as incurred. OREO is appraised during the foreclosure process, before acquisition and losses are recognized against the allowance for loan losses in the amount by which the cost value of the related loan exceeds the estimated net realizable value of the property acquired. Subsequent write-downs or losses, net of gains, on sale of OREO are recorded as non-interest expense.

During 2009, the Company acquired collateral as a part of two loan settlements. The collateral included real estate, which was transferred to OREO, a partially completed potable water system including easements, facilities and equipment and an operating senior care facility, both of which are included in the OREO total on the balance sheet at $2.2 million and $3.1 million, respectively. The Company is making capital improvements to complete the water system and upgrade the care facility to place both in condition suitable for sale.

The balance of OREO and foreclosed assets has fluctuated during the year ended December 31, 2009, as illustrated in the table below:

	Twelve Months Ended December 31,
	2009	2008
	(Dollars in thousands)
Other real estate owned and foreclosed assets, beginning of period	$4,423	$—
Transfers from outstanding loans	28,303	4,423
Improvements and other additions	671	—
Sales	(7,142)	—
Impairment charges	(1,507)	—

Total other real estate owned and foreclosed assets	$24,748	$4,423

Allowance for Loan Losses

The allowance for loan losses represents the Company’s estimate as to the probable credit losses inherent in its loan portfolio. The allowance for loan losses is increased through periodic charges to earnings through provision for loan losses and represents the aggregate amount, net of loans charged-off and recoveries on previously charged-off loans, that is needed to establish an appropriate reserve for credit losses. The allowance is estimated based on a variety of factors and using a methodology as described below:

•

The Company classifies loans into relatively homogeneous pools by loan type in accordance with regulatory guidelines for regulatory reporting purposes. The Company regularly reviews all loans within each loan category to establish risk ratings for them that include Pass, Watch, Special Mention, Substandard, Doubtful and Loss. Pursuant to ASC 310-10-35, the impaired portion of collateral dependent loans is charged-off. Other risk-related loans not considered impaired have loss factors applied to the various loan pool balances to establish loss potential for provisioning purposes.

•

Analyses are performed to establish the loss factors based on historical experience as well as expected losses based on qualitative evaluations of such factors as the economic trends and conditions, industry conditions, levels and trends in delinquencies and impaired loans, levels and trends in charge-offs and recoveries, among others. The loss factors are applied to loan category pools segregated by risk classification to estimate the loss inherent in the Company’s loan portfolio pursuant to “Accounting for Contingencies” ASC 450-10-05.

•

Additionally, impaired loans are evaluated for loss potential on an individual basis in accordance with “Accounting for Creditors for Impairment of a Loan” ASC 310-10-35, and specific reserves are established based on thorough analysis of collateral values where loss potential exists. When an impaired loan is collateral dependent and a deficiency exists in the fair value of real estate collateralizing the loan in comparison to the associated loan balance, the deficiency is charged-off at that time. Impaired loans are reviewed no less frequently than quarterly.

•

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

The table below summarizes the ASC 450-10-05 defined “substandard” loan totals; the ASC 310-10-35 defined “impaired” loan totals (collectively, “adversely classified loans”); and other related data at quarter end since December 31, 2008:

	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009	December 31, 2008
	(Dollars in thousands)
Rated substandard	$181,675	$182,763	$192,250	$48,432	$38,275
Impaired	98,497	106,792	103,185	83,252	81,178

Total adversely classified loans*	$280,172	$289,555	$295,435	$131,684	$119,453

Gross loans	$1,149,027	$1,184,464	$1,201,068	$1,238,874	$1,247,988
Adversely classified loans to gross loans	24.38%	24.45%	24.60%	10.63%	9.57%

*	Adversely classified loans are defined as loans having a well-defined weakness or weaknesses related to the borrower’s financial capacity or to pledged collateral that may jeopardize the repayment of the debt. They are characterized by the possibility that the Bank may sustain some loss if the deficiencies giving rise to the substandard classification are not corrected. Note that any loans internally rated worse than substandard are included in the impaired loan totals.

As illustrated above, during the second quarter of 2009, the Company experienced a substantial increase in Adversely Classified Loans. Reserves as a percentage of both categories of loans have also increased from 8.15% at December 31, 2008 to 12.72% at December 31, 2009. The impact of the extended economic downturn is shown in the increase in loans rated substandard and impaired, although data from the most recent two quarters shows some reduction in the overall increasing trend.

In addition, the very recent loss activity of the Company has significantly increased the historical loss components of the loss factors being used in the allowance methodology. Qualitative loss factors have increased as well since year end 2008; however, the historical loss component changes alone have resulted in a material increase to the allowance from December 31, 2008 to December 31, 2009.

In some instances the Company has modified or restructured loans to amend the interest rate and/or to extend the maturity. Through December 31, 2009, any such amendments have generally been consistent with the terms of newly booked loans reflecting current standards for amortization and interest rate and do not represent concessions to such borrowers. In those instances where concessions have been granted meeting the criteria for a troubled debt restructuring (“TDR”), the related loans have been recorded as TDR’s, placed on non-accrual status and included in the impaired loan totals. TDR’s recorded by the Company at December 31, 2009 totaled $7.2 million and were comprised of 11 loans.

PremierWest’s allowance for loan losses totaled $45.9 million at December 31, 2009, and $17.2 million at December 31, 2008, representing 3.99% of gross loans at December 31, 2009 and 1.37% of gross loans at December 31, 2008. The loan loss allowance represents 44.17% and 20.77% of nonperforming loans at December 31, 2009, and 2008, respectively.

The following is a summary of PremierWest’s loan loss experience and selected ratios for the periods presented:

	December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Gross loans outstanding at end of year	$1,149,027	$1,247,988	$1,025,329	$921,694	$807,810

Average loans outstanding, gross	$1,221,842	$1,255,203	$961,534	$856,945	$756,110

Allowance for loan losses, beginning of year	$17,157	$11,450	$10,877	$10,341	$9,171
Loans charged-off:
Commercial	(21,997)	(10,366)	(134)	(100)	(13)
Real estate	(36,353)	(25,059)	—	—	(500)
Consumer	(2,524)	(1,879)	(539)	(271)	(147)
Other	(193)	(3,611)	(154)	(125)	(111)

Total loans charged-off	(61,067)	(40,915)	(827)	(496)	(771)

Recoveries:
Commercial	143	143	204	95	119
Real estate	876	216	—	—	—
Consumer	662	229	217	93	50
Other	101	422	112	44	1,622

Total recoveries	1,782	1,010	533	232	1,791

Net (charge-offs) or recoveries	(59,285)	(39,905)	(294)	(264)	1,020
Allowance for loan losses transferred from:
Stockmans Financial Group	—	9,112
Other adjustments (1)	—	—	181	—	—
Provision charged to income	88,031	36,500	686	800	150

Allowance for loan losses, end of year	$45,903	$17,157	$11,450	$10,877	$10,341

Ratio of net loans charged-off to average gross loans outstanding	4.85%	3.18%	0.03%	0.03%	-0.13%

Ratio of allowance for loan losses to gross loans outstanding	3.99%	1.37%	1.12%	1.18%	1.28%

(1)	Includes a balance sheet reclassification adjustment (decrease) of $255,000 from the allowance for loan losses to other liabilities. The amount reclassified represents the off-balance sheet credit exposure related to unfunded commitments to lend and letters of credit; and a $436,000 increase resulting from the purchase of a consumer finance loan portfolio on June 29, 2007.

The following table shows the allocation of PremierWest’s allowance for loan losses by category and the percent of loans in each category to gross loans at the dates indicated. PremierWest allocates its allowance for loan losses to each loan classification based on relative risk characteristics. General, Specific and Qualitative allocations are made based on estimated losses that are due to current credit circumstances and other available information for each loan category. General allocations are based on historical loss factors. Specific allocations are related to loans on non-accrual status; estimated reserves based on individual credit risk ratings; loans for which Management believes the borrower might be unable to comply with loan repayment terms, even though the loans are not in non-accrual status; and, loans for which supporting collateral might not be adequate to recover loan amounts if foreclosure and subsequent sale of collateral become necessary. Qualitative allocations include adjustments for economic conditions, concentrations and other subjective factors, and are intended to compensate for the subjective nature of the determination of losses inherent in the overall loan portfolio. Because the total loan loss allowance is a valuation reserve applicable to the entire loan portfolio, the portion of the allowance allocated to each loan category does not necessarily represent the actual losses that may occur within that loan category.

	December 31,
	2009		2008		2007		2006		2005
	Allowance for loan losses	% of loans in each category to total loans	Allowance for loan losses	% of loans in each category to total loans	Allowance for loan losses	% of loans in each category to total loans	Allowance for loan losses	% of loans in each category to total loans	Allowance for loan losses	% of loans in each category to total loans
	(Dollars in thousands)
Type of loan:
Commercial	$6,441	18.24%	$2,157	20.22%	$1,684	23.81%	$1,889	23.81%	$2,640	23.13%
Real estate- Construction	14,953	18.43%	6,015	22.45%	3,720	26.16%	4,096	28.13%	2,295	29.36%
Real estate- Commercial/ Residential	21,958	51.86%	7,154	46.05%	4,516	39.57%	3,820	39.09%	4,599	38.54%
Consumer and Other	2,551	11.47%	1,831	11.28%	1,530	10.46%	1,072	8.97%	807	8.97%

Total	$45,903	100.00%	$17,157	100.00%	$11,450	100.00%	$10,877	100.00%	$10,341	100.00%

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

As of December 31, 2009, Management believes that the Company’s total allowance for credit losses and its reserve for off-balance sheet commitments are sufficient to absorb the losses inherent in the loan portfolio, related both to funded loans and unfunded commitments. This assessment, based on both historical levels of net charge-offs and continuing detailed reviews of the quality of the loan portfolio and current business, economic and regulatory conditions, involves uncertainty and judgment. As a result, the adequacy of the allowance for loan losses and the reserve for unfunded commitments cannot be determined with inherent accuracy and may change in future periods. Additionally, bank regulatory authorities may require additional charges to the provision for loan losses as a result of their periodic examinations of the Company and their judgment of information available to them at the time of their examination. If actual circumstances and losses differ substantially from Management’s assumptions and estimates, the allowance for loan losses might not be sufficient to absorb all future losses. Net earnings would be adversely affected if that were to occur. Total off-balance sheet financial instruments were $125.9 million and $168.9 million as of December 31, 2009 and 2008, respectively.

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

The distribution of deposit accounts by type and rate is set forth in the following tables as of the indicated dates:

	Years Ended December 31,
	2009			2008			2007
	Average Balance	Interest Expense	Average Rate	Average Balance	Interest Expense	Average Rate	Average Balance	Interest Expense	Average Rate
	(Dollars in thousands)
Savings, money market and interest bearing demand	$480,760	$4,245	0.88%	$427,646	$6,912	1.62%	$377,550	$9,691	2.57%
Time deposits	629,742	13,896	2.21%	545,329	19,432	3.56%	329,912	15,454	4.68%

Total interest-bearing deposits	1,110,502	$18,141	1.63%	972,975	$26,344	2.71%	707,462	$25,145	3.55%

Non-interest-bearing deposits	245,829			231,710			194,456

Total interest-bearing and non-interest-bearing deposits	$1,356,331			$1,204,685			$901,918

Total deposits grew $209.5 million during 2009, reaching $1.42 billion at December 31, 2009, compared to $1.21 billion at December 31, 2008, a 17% increase. At December 31, 2008, total deposits were $1.21 billion, an increase of $276.0 million, or 30%, from total deposits of $935.3 million at December 31, 2007. During 2009, non-interest-bearing deposits increased $27.4 million, or 12%, from $228.8 million at December 31, 2008. At December 31, 2009, core deposits, which consist of all demand deposit accounts, savings accounts and time deposits less than $100,000 (excluding brokered deposits), accounted for 81% of total deposits, an increase from 73% as of December 31, 2008.

Interest-bearing deposits consist of money market, NOW, savings and time deposit accounts. Interest-bearing account balances tend to grow or decline as PremierWest adjusts its pricing and product strategies based on market conditions, including competing deposit products. At December 31, 2009, total interest-bearing deposit accounts were $1.16 billion, an increase of $182.1 million, or 19%, from December 31, 2008.

Management has historically utilized brokered deposits with maturities that are typically less than one year as a short-term funding source for loan growth. Brokered deposits are classified as time deposits that are greater than $100,000 but are not considered core deposits. At December 31, 2009, brokered deposits totaled $44.3 million or 3% of total deposits; at December 31, 2008, brokered deposits totaled $123.9 million, or 10% of total deposits. At December 31, 2009, time deposits of $100,000 and over totaled $221.9 million, or 16% of total outstanding deposits, compared to $205.9 million, or 17% of total outstanding deposits at December 31, 2008, and $130.2 million, or 14% of total outstanding deposits at December 31, 2007. The following table sets forth time deposit accounts outstanding at December 31, 2009, by time remaining to maturity:

	Time Deposits of $100,000 or More		Time Deposits Less Than $100,000
	Amount	Percentage	Amount	Percentage
	(Dollars in thousands)
Three months or less	$37,995	17.12%	$110,798	26.26%
Over three months through six months	39,312	17.71%	60,023	14.22%
Over six months through 12 months	66,889	30.14%	123,792	29.34%
Over 12 months	77,745	35.03%	127,322	30.18%

Total	$221,941	100.00%	$421,935	100.00%

Short-term and Long-term Borrowings and Other Contractual Obligations

The following table sets forth certain information with respect to PremierWest’s short-term borrowings from Federal Home Loan Bank (FHLB) Cash Management Advances (CMA) and federal funds purchased:

	Years Ended December 31,
	2009		2008		2007
	FHLB CMA Advances	Federal Funds Purchased	FHLB CMA Advances	Federal Funds Purchased	FHLB CMA Advances	Federal Funds Purchased
	(Dollars in thousands)
Amount outstanding at end of period	$—	—	$20,000	25,003	$13,500	54,019
Weighted average interest rate at end of period	n/a	n/a	0.76%	1.10%	4.35%	4.76%
Maximum amount outstanding at any month-end during the year	$20,000	12,000	$25,000	36,859	$17,500	54,019
Average amount outstanding during the period	$1,973	885	$4,183	15,261	$8,230	13,082
Average weighted interest rate during the period	0.22%	1.59%	1.37%	2.78%	5.28%	5.47%

The Bank participates in the FHLB CMA Program. CMA borrowings outstanding were zero at December 2009 and $20.0 million at December 31, 2008 and $13.5 at December 31, 2007. At December 31, 2009, the Bank had an FHLB letter of credit of $21.4 million against an available line of approximately $31.9 million. PremierWest also had long-term borrowings outstanding with the Federal Home Loan Bank of Seattle (FHLB) totaling $28,000, $42,000 and $508,000 as of December 31, 2009, 2008 and 2007, respectively. The Bank makes monthly principal and interest payments on the long-term borrowings, which mature by 2014 and bear interest at a rate of 6.53%. All outstanding borrowings with the FHLB are collateralized by a blanket pledge agreement principally covering loans in the Bank’s portfolio that are secured by 1st liens against 1-4 family or multi-family residential properties as well as the Bank’s FHLB stock and potentially any funds, investment securities or loans on deposit with the FHLB.

On December 30, 2004, the Company established two wholly-owned statutory business trusts, PremierWest Statutory Trust I and II, which were formed to issue junior subordinated debentures and related common securities. Following the acquisition of Stockmans Financial Group, the Company became the successor-in-interest to Stockmans Financial Trust I, which was established on August 25, 2005. Common stock issued by the Trusts and held as an investment by the Company is recorded in other assets in the consolidated balance sheets.

Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trusts used the net proceeds from the offering to purchase a like amount of junior subordinated debentures (the “Debentures”) of the Company. The Debentures are the sole assets of the trusts. The Company’s obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. The Company has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. In November 2009, the Company notified the investors holding its Debentures that interest payments were being temporarily suspended in an effort to preserve equity capital pursuant to current regulatory guidance and policy related to dividends from the Bank. Under the terms of each Debenture indenture agreement, the Company may defer payment of interest on the Debentures for the lesser of 20 consecutive quarters or to the maturity date of the Debentures. Deferral of interest also results in interest being computed quarterly on any deferred interest payments.

By issuing trust preferred securities the Company is able to secure a long-term source of borrowed funds in support of its growth needs with a debt instrument that is includable as capital for regulatory purposes in the calculation of its risk based capital ratios. Under current Federal Reserve Bank policy, all of the outstanding debentures, subject to certain limitations, have been included in the determination of Tier I capital for regulatory purposes. Further, the aggregate amount of “restrictive core” elements consisting of cumulative perpetual preferred stock (including related surplus) and qualifying trust preferred securities that a bank holding company may include in Tier 1 Capital continues to be an amount up to 25 percent of the sum of: (1) qualifying common stockholder equity, (2) qualifying noncumulative and cumulative perpetual preferred stock (including related surplus), (3) qualifying minority interest in the equity accounts of consolidated subsidiaries and (4) qualifying trust preferred securities. Tier 1 Capital must represent at least 50 percent of a bank holding company’s qualifying total capital. The excess of “restricted core” capital not included in Tier 1 may generally continue to be included in the calculation of Tier 2 Capital.

The following table is a summary of current trust preferred securities at December 31, 2009:

Trust Name	Issue Date	Issue Amount	Rate Type		Rate	Maturity Date	Redemption Date
PremierWest Statutory Trust I	December 2004	$7,732,000	Variable	(1)	LIBOR+1.75%	December 2034	December 2009
PremierWest Statutory Trust II	December 2004	$7,732,000	Fixed	(2)	5.65%	March 2035	March 2010
Stockmans Financial Trust I	August 2005	$15,464,000	Fixed	(3)	5.93%	September 2035	September 2010

		$30,928,000

(1)	PremierWest Statutory Trust I was bearing interest at the fixed rate of 5.65% until mid-December 2009, at which time it changed to a variable rate of LIBOR plus 1.75%, adjusted quarterly, through the maturity date in December 2034.
(2)	PremierWest Statutory Trust II bears interest at the fixed rate of 5.65% until March 2010, at which time it converts to the variable rate of LIBOR +1.79%, adjusted quarterly, through the maturity date in March 2035.
(3)	Stockmans Financial Trust I bears interest at the fixed rate of 5.93% until September 2010, at which time it converts to the variable rate of LIBOR +1.42%, adjusted quarterly, through the maturity date in September 2035.

PremierWest is a party to numerous contractual financial obligations including repayment of borrowings, operating lease payments and commitments to extend credit under off-balance sheet arrangements. The scheduled repayment of long-term borrowings and other contractual obligations is as follows:

	Payments due by period
Contractual Obligations	Total	< 1 year	1-3 years	3-5 years	> 5 years
	(Dollars in thousands)
Borrowings	$28	$7	$14	$7	$—
Operating lease obligations	6,713	1,068	1,554	980	3,111
Junior subordinated debentures	30,928	—	—	—	30,928
Other commitments (1)	8,274	—	—	—	8,274

Total	$45,943	$1,075	$1,568	$987	$42,313

(1)	Employee benefits that include Deferred Compensation, Executive Supplemental Retirement Plans, Employee Life Benefit Plans and Split Dollar Benefit Obligations.

Off-Balance Sheet Arrangements

Significant off-balance sheet commitments at December 31, 2009, include commitments to extend credit of $103.6 million and standby letters of credit of $22.3 million. See Note 17 on page F-39 of the Notes to Consolidated Financial Statements included with this report for a discussion on the nature, business purpose and importance of off-balance sheet arrangements.

LIQUIDITY AND CAPITAL RESOURCES; REGULATORY CAPITAL

Shareholders’ equity was $71.5 million at December 31, 2009, a decrease of $105.4 million, or 60%, from December 31, 2008. The most significant factors contributing to the decline were a $74.9 million goodwill impairment charge, establishment of a $29.7 million deferred tax asset valuation reserve and $88.0 million in loan loss provision.

PremierWest has adopted policies to maintain an adequately liquid position to enable it to respond to changes in the financial environment and ensure sufficient funds are available to meet customers’ needs for borrowing and deposit withdrawals. Generally, PremierWest’s major sources of liquidity are customer deposits, sales and maturities of investment securities, the use of borrowings from the FHLB and correspondent banks and net cash provided by operating activities. As of December 31, 2009, unused and available lines of credit totaled $30.5 million of which $10.5 million was available from FHLB’s Cash Management Advance Program and $20.0 million from a correspondent bank. Scheduled loan repayments are a historically stable source of funds, while deposit inflows and unscheduled loan prepayments are not as stable because they are influenced by general interest rate levels, competing interest rates available on other investments, market competition, economic conditions and other factors. Liquid asset balances include cash, amounts due from other banks, federal funds sold, and investment securities available-for-sale. At December 31, 2009, these liquid assets totaled $268.7 million, or 17% of total assets, as compared to $39.1 million, or 3% of total assets, at December 31, 2008.

Our liquidity and access to interbank credit availability remains somewhat limited due to counterparty credit concerns over the Company’s financial performance during 2009. The Wachovia branch acquisition in July 2009 added $342.4 million to our deposit base and improved liquidity which remains evident in our year-end cash and cash equivalent balances. Deposits remain our preferred source of funding. Our securities portfolio has expanded significantly during 2009 but remains largely committed to satisfying pledging requirements for collateralizing public funds deposits that exceed the FDIC insurance limits. A highly competitive marketplace for local deposits will result in a continuing focus on strategies to grow the Bank’s core deposit base to assure primary liquidity. The Bank maintains contingency plans to address its liquidity needs including collateralized borrowing capacity through the Federal Home Loan Bank, other correspondent banks and the Federal Reserve Bank of San Francisco and to support its funding needs that are not covered by our core deposit base. Management has also elected to pursue raising additional equity (see Note 2 – Regulatory Agreement, Economic Condition and Management Plan) and to emphasize strategies for building relationship-oriented core deposits over time rather than aggressively attracting higher cost transactional time deposits from within our local markets.

An analysis of liquidity should encompass a review of the changes that appear in the consolidated statements of cash flows for the year ended December 31, 2009. The statement of cash flows includes operating, investing, and financing categories.

Cash flows used in operating activities was $22.5 million with the difference between cash provided by operating activities and a net loss of $146.5 million consisting primarily of noncash items of $88.0 million in the loan loss provision, $74.9 million for goodwill impairment, $3.9 million in depreciation and amortization and $5.6 million in deferred income taxes. These noncash items were offset by $50.1 million of changes in other assets and liabilities and a $1.5 million write down of OREO due to impairment.

Cash flows provided by investing activities of $224.6 million consisted primarily of $334.7 million of cash received, net of cash paid for the Wachovia asset purchase, $68.6 million in net loan originations, $64.8 million of proceeds from sale of securities, offset by $190.5 million used for purchases of securities and $2.3 million used for purchases of premises and equipment.

Cash flows used in financing activities of $137.7 million consisted primarily of $132.9 million net decrease in deposits, $20.0 million net decrease in FHLB borrowings, $25.0 million net decrease in Federal funds purchased, $1.0 million in dividends paid on preferred stock, offset by $41.4 million in proceeds from the issuance of preferred stock.

At December 31, 2009, PremierWest had outstanding unfunded lending commitments of $125.9 million. Nearly all of these commitments represented unused portions of credit lines available to businesses. Many of these credit lines are not expected to be fully drawn upon and, accordingly, the aggregate commitments do not necessarily represent future cash requirements. Management believes that PremierWest’s sources of liquidity are sufficient to meet likely calls on outstanding commitments, although there can be no assurance in this regard.

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

The following table reflects PremierWest Bank’s various capital ratios at December 31,2009 and 2008, as compared to regulatory minimums for capital adequacy purposes:

	2009 Actual	2008 Actual	Minimum to be “Adequately Capitalized”	Minimum to be “Well-Capitalized”
Total risk-based capital ratio	8.53%	10.92%	≥8.00%	≥10.00%
Tier 1 risk-based capital ratio	7.25%	9.67%	≥4.00%	≥6.00%
Leverage ratio	5.70%	9.48%	≥4.00%	≥5.00%

The various capital ratios for PremierWest Bancorp at December 31, 2009 and 2008, compared to regulatory minimums for capital adequacy purposes are as follows:

	2009 Actual	2008 Actual	Minimum to be “Adequately Capitalized”
Total risk-based capital ratio	8.62%	11.05%	≥8.00%
Tier 1 risk-based capital ratio	6.84%	9.80%	≥4.00%
Leverage ratio	5.38%	9.59%	≥4.00%

RECENTLY ISSUED ACCOUNTING STANDARDS

In March 2010, the FASB issued Accounting Standards Update ASU No. 2010-09 “Amendments to Subsequent Events Requirements for SEC Issuers” to amend FASB ASC Topic 855 to exclude SEC reporting entities from the requirement to disclose the date on which subsequent events have been evaluated. In addition, it modifies the requirement to disclose the date on which subsequent events have been evaluated in reissued financial statements to apply only to such statements that have been restated to correct an error or to apply U.S. GAAP retrospectively. The Company does not expect the adoption of ASU No. 2010-09 to have a material impact on the consolidated financial statements.

In December 2009, the FASB issued Accounting Standards Update ASU No. 2009-16 “Transfers and Servicing (Topic 860)—Accounting for Transfers of Financial Assets” to amend the codification of FASB Statement of Financial Accounting Standard (SFAS) No. 166, “Accounting for Transfers of Financial Assets” issued on June 12, 2009. ASU No. 2009-16 amends FASB ASC Subtopic 860-10-15-1, “Transfers and Servicing,” and establishes accounting and reporting standards for transfers and servicing of financial assets. It also establishes the accounting for transfers of servicing rights. The Company does not expect the adoption of ASU No. 2009-16 to have a material impact on the consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update ASU No. 2009-05 “Fair Value Measurement and Disclosures: Measuring Liabilities at Fair Value” to amend FASB ASC 820-10 “Fair Value Measurements and Disclosures-Overall” to add clarity to the measuring of liabilities at fair value when a quoted price in an active market is not available. The adoption of ASU No. 2009-05 did not have a material impact on the consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168 (ASC 105-10-05), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162” (“SFAS 168 (ASC 105-10-05)”). The FASB Accounting Standards Codification will become the source of authoritative US generally accepted accounting principles (GAAP) recognized by the FASB for nongovernmental entities. SFAS 168 (ASC 105-10-05) will supersede Statement 162 (see below) as all of SFAS 168 (ASC 105-10-05) content will be of the same level of authority, which SFAS 162 previously identified and arranged in a hierarchy. SFAS 168 (ASC 105-10-05) will be effective for all financial statements issued for interim and annual periods ending after September 15, 2009. The Company has adopted the Codification during the quarter ended September 30, 2009 and its adoption did not have a material impact on the consolidated financial statements. References to authoritative U.S. GAAP literature, however, in the Company’s financial statements, notes thereto and Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K have been updated to reflect new Codification references.

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

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166 (ASC 860-10-65), “Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140” (“SFAS 166”). ASC 860-10-65 improves the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial statements about transfers of financial assets. Furthermore, this Statement will address the effects of a transfer on an entity’s financial position, performance and cash flow, as well as any continuing involvement by the transferor. The adoption of SFAS 166 (ASC 860-10-65), will be effective for the financial statements issued for the first annual reporting period beginning after November 15, 2009, and all interim periods within those fiscal years and interim and annual reporting periods thereafter. The Company does not expect the adoption of SFAS 166 (ASC 860-10-65), to have a material impact on the consolidated financial statements.

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

Interest-earning assets with interest rates tied to the Prime Rate for example, or that mature in relatively short periods of time, are considered interest rate sensitive. Also impacting interest rate sensitivity are loans that are subject to a rate floor. Interest-bearing liabilities with interest rates that can be re-priced in a discretionary manner, or that mature in relatively short periods of time, are also considered interest rate sensitive.

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

The following table illustrates the maturities or re-pricing of PremierWest’s assets and liabilities as of December 31, 2009, based upon the contractual maturity or contractual re-pricing dates of loans (excluding nonperforming loans) and the contractual maturities of time deposits and borrowings. Prepayment assumptions have not been applied to fixed-rate mortgage loans. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

	BY REPRICING INTERVAL
	0 – 3 Months	4 – 12 Months	1 – 5 Years	Over 5 Years	Total
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Federal funds sold and interest-earning deposits	$80,673	$40,000	$—	$—	$120,673
Investment securities	8,506	18,542	91,196	46,484	164,728
Loans, net (1)	285,316	276,230	401,913	81,234	1,044,693

Total	$374,495	$334,772	$493,109	$127,718	$1,330,094

LIABILITIES
Interest-bearing liabilities:
Interest-bearing demand and savings	$139,325	$48,371	$226,059	$106,964	$520,719
Time deposits	153,809	285,756	203,796	515	643,876
Borrowings	1	4	23	—	28
Junior subordinated debentures	—	—	—	30,928	30,928

Total	$293,135	$334,131	$429,878	$138,407	$1,195,551

Interest rate sensitivity gap	$81,360	$641	$63,231	$(10,689)	$134,543

Cumulative	$81,360	$82,001	$145,232	$134,543

Cumulative gap as a % of interest-earning assets	6.1%	6.2%	10.9%	10.1%

(1)	For purposes of the gap analysis, loans are reduced by the allowance for loan losses and nonperforming loans. Unearned discounts and deferred loan fees are included.

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

In addition to a static gap analysis of interest rate sensitivity, PremierWest also attempts to monitor interest rate risk from the perspective of changes in the economic value of equity, also referred to as net portfolio value (NPV), and changes in net interest income. Changes to the NPV and net interest income are simulated using instant and permanent rate shocks of plus and minus 300 basis points, in increments of 100 basis points. These results are then compared to prior periods to determine the effect of previously implemented strategies. If estimated changes to NPV or net interest income are not within acceptable limits, the Board may direct Management to adjust its asset and liability mix to bring interest rate risk within acceptable limits. The NPV calculations are based on the net present value of discounted cash flows, using market prepayment assumptions and market rates of interest for each asset and liability product type based on its characteristics. The theoretical projected change in NPV and net interest income over a 12-month period under each of the instantaneous and permanent rate shocks have been calculated by PremierWest using computer simulation.

PremierWest’s simulation analysis forecasts net interest income and earnings given unchanged interest rates (stable rate scenario). The model then estimates a percentage change from the stable rate scenario under scenarios of rising and falling market interest rates over various time horizons. The simulation model, based on December 31, 2009 data, estimates that if an immediate decline of 300 basis points occurs, net interest income during the subsequent twelve months could be unfavorably affected by approximately 12.95%, while a similar immediate increase in interest rates would result in a favorable change of approximately 22.32% indicative of an asset-sensitive position for the twelve months ending December 31, 2009. Because of uncertainties about customer behavior, refinance activity, absolute and relative loan and deposit pricing levels, competitor pricing and market behavior, product volumes and mix, and other unexpected changes in economic events affecting movements and volatility in market rates, there can be no assurance that simulation results are reliable indicators of earnings under such conditions.

	Net Increase (Decrease) in Net Interest Income (in thousands)(1)	Net Interest Margin(2)	Change in Return on Equity
As of December 31, 2009, the prime rate was 3.25%	—	4.10%	0.00%

Prime rate increase of:
300 basis points to 6.25%	$12,149	4.96%	10.74%
200 basis points to 5.25%	$7,838	4.66%	7.02%
100 basis points to 4.25%	$3,971	4.38%	3.60%
Prime rate decrease of:
300 basis points to 0.25%	$(7,050)	3.61%	-6.61%
200 basis points to 1.25%	$(5,777)	3.70%	-5.40%
100 basis points to 2.25%	$(3,420)	3.86%	-3.17%

(1)	PremierWest’s interest rate sensitivity gap is asset-sensitive, which in conjunction with the general level of interest rates, yields abnormal changes in net-interest income as further rate declines are modeled. This occurs due to a practical floor of zero for deposit interest rates.
(2)	Tax adjusted at a 40.00% rate.

It is PremierWest’s policy to manage interest rate risk to maximize long-term profitability under the range of likely interest rate scenarios.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements called for by this item are included in this report beginning on page F-3.

The following tables set forth the Company’s unaudited consolidated financial data regarding operations for each quarter of 2009 and 2008. This information, in the opinion of Management, includes all adjustments necessary, consisting only of normal and recurring adjustments, to state fairly the information set forth therein. Certain amounts previously reported have been reclassified to conform to the current presentation. These reclassifications had no net impact on the results of operations.

	2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share data)
STATEMENT OF OPERATIONS DATA
Total interest income	$20,046	$19,216	$19,155	$19,498
Total interest expense	5,666	4,920	5,178	4,204

Net interest income	14,380	14,296	13,977	15,294
Provision for loan losses	10,700	50,390	10,261	16,680

Net interest income (loss) after provision for loan losses	3,680	(36,094)	3,716	(1,386)
Non-interest income	2,665	2,647	2,788	2,952
Non-interest expense	12,787	13,288	14,760	88,887

Loss before income taxes	(6,442)	(46,735)	(8,256)	(87,321)
Provision (benefit) for income taxes	(2,835)	(18,750)	(3,316)	22,619

Net loss	(3,607)	(27,985)	(4,940)	(109,940)
Preferred stock dividends and discount accretion	372	569	613	617

Net loss available to common shareholders	$(3,979)	$(28,554)	$(5,553)	$(110,557)

Basic loss per common share	$(0.16)	$(1.16)	$(0.22)	$(4.47)

Diluted loss per common share	$(0.16)	$(1.16)	$(0.22)	$(4.47)

	2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share data)
STATEMENT OF OPERATIONS DATA
Total interest income	$22,925	$22,704	$22,694	$20,613
Total interest expense	7,871	6,977	7,149	6,576

Net interest income	15,054	15,727	15,545	14,037
Provision for loan losses	3,075	5,225	4,750	23,450

Net interest income (loss) after provision for loan losses	11,979	10,502	10,795	(9,413)
Non-interest income	2,312	2,660	2,595	2,667
Non-interest expense	11,523	12,204	11,470	11,932

Income (loss) before income taxes	2,768	958	1,920	(18,678)
Provision (benefit) for income taxes	965	313	632	(7,403)

Net income (loss)	1,803	645	1,288	(11,275)
Preferred stock dividends and discount accretion	69	69	69	68

Net income (loss) available to common shareholders	$1,734	$576	$1,219	$(11,343)

Basic earnings (loss) per common share	$0.07	$0.03	$0.05	$(0.49)

Diluted earnings (loss) per common share	$0.07	$0.03	$0.05	$(0.49)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Evaluation of Disclosure Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures, as defined in the Exchange Act as of December 31, 2009, the period covered by this Annual Report, on Form 10-K. Our Chief Executive Officer and our Chief Financial Officer participated in this evaluation. Based upon that evaluation they concluded that our disclosure controls and procedures were effective as of the end of the period covered by the report.

Management’s Report on Internal Control over Financial Reporting

Our Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the Securities and Exchange Commission (the “SEC”), internal control over financial reporting is a process designed by, or under the supervision of our principal executive officer and principal financial officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements in accordance with U.S. generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management conducted an assessment of the effectiveness of internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment and those criteria, we believe that, as of December 31, 2009, the Company maintained effective internal control over financial reporting.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, has been audited by MOSS ADAMS LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10-K.

Changes in Internal Control—Other than described below, there were no other changes to our internal controls over the identification and valuation of impaired loans and over financial reporting.

In the fourth quarter of 2009, we implemented the following changes:

•	Enhanced the risk rating certification and watch loan review processes to ensure the loan portfolio is risk rated appropriately.

•	Increased staffing in the financial reporting area with personnel having the requisite technical accounting and financial reporting experience.

Management believes that these changes contributed significantly to the remediation of the material weakness in the identification and valuation of impaired loans that was in existence as of December 31, 2008. Additional changes will be implemented as determined necessary.

ITEM 9B.	OTHER INFORMATION

At a special meeting of shareholders of PremierWest Bancorp held on December 29, 2009, holders of common stock considered and approved one proposal—an amendment to PremierWest’s Articles of Incorporation increasing the number of authorized shares of common stock to 150,000,000 from 50,000,000. PremierWest had 24,771,928 shares of common stock outstanding as of the record date for the special meeting, 20,684,654 shares were represented and voted at the meeting, either in person or by proxy as follows: 19,811,955 shares were voted in favor of the amendment, 761,943 shares were voted against and 110,756 shares abstained. Holders of preferred stock were not entitled to vote at the meeting.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information provided in response to this Item is incorporated by reference to the Definitive Proxy Statement on Schedule 14A for the Company’s 2010 Annual Meeting of Shareholders to be filed with the SEC on or before April 30, 2010, which the Company expects first to be sent or given to security holders on or about April 15, 2010.

ITEM 11.	EXECUTIVE COMPENSATION

The information provided in response to this Item is incorporated by reference to the Definitive Proxy Statement on Schedule 14A for the Company’s 2010 Annual Meeting of Shareholders, which the Company expects first to be sent or given to security holders on or about April 15, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information provided in response to the Security Ownership of Certain Beneficial Owners and Management required by this Item is incorporated by reference to the Definitive Proxy Statement on Schedule 14A for the Company’s 2010 Annual Meeting of Shareholders, which the Company expects first to be sent or given to security holders on or about April 15, 2010.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information provided in response to this Item is incorporated by reference to the Definitive Proxy Statement on Schedule 14A for the Company’s 2010 Annual Meeting of Shareholders, which the Company expects first to be sent or given to security holders on or about April 15, 2010.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information provided in response to this item is incorporated by reference to the Definitive Proxy Statement on Schedule 14A for the Company’s 2010 Annual Meeting of Shareholders, which the Company expects first to be sent or given to security holders on or about April 15, 2010.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements:

The consolidated financial statements for the fiscal years ended December 31, 2009, 2008 and 2007, are included in this report beginning on page F-3.

(2)	Financial Statement Schedules:

All schedules have been omitted because the information is not required, not applicable, not present in amounts sufficient to require submission of the schedule, or is included in the financial statements or notes thereto.

(3)	The following exhibits are filed with, and incorporated into by reference, this report, and this list constitutes the exhibit index:

EXHIBIT INDEX

3.1	#	Articles of Incorporation, as amended

3.2	#	Amended and Restated Bylaws

4.1		Form of Stock Certificate for Common Stock (incorporated by reference to Exhibit 4 to the Form S-4/A (Registration No. 333-96209) filed March 17, 2000)

4.2		Form of Stock Certificate for Series B Preferred Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed February 17, 2009)

4.3		Warrant to purchase up to 1,038,462 shares of common stock, issued February 13, 2009 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed February 17, 2009)

4.4		Form of Subscription Rights Certificate (incorporated by reference to Exhibit 4.4 to the Registration Statement of Form S-1/A (333-163201) filed January 27, 2010)

4.5		Form of Subscription Agent Agreement (incorporated by reference to Exhibit 4.5 to Form S-1/A (333-163201)).

10.1		Letter Agreement, dated February 13, 2009, including Securities Purchase Agreement—Standard Terms, between the Registrant and the United States Department of the Treasury (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed February 17, 2009)

10.2.1*		Employment Agreement with John Anhorn (incorporated by reference to Exhibit 10.1 to Form 10-K filed March 14, 2008)

10.2.2*		Amendment to Employment Agreement for John Anhorn (incorporated by reference to Exhibit 10.1 to Form 8-K filed April 25, 2008)

10.3.1*		Employment Agreement with Rich Hieb (incorporated by reference to the substantially identical (other than base salary) form of employment agreement with Mr. Anhorn filed as Exhibit 10.1 to Form 10-K filed March 14, 2008)

10.3.2*		Amendment to Employment Agreement for Rich Hieb (incorporated by reference to Exhibit 10.2 to Form 8-K filed April 25, 2008)

10.4.1*		Employment Agreement with Tom Anderson (incorporated by reference to Exhibit 10.2 to Form 10-K filed March 14, 2008)

10.4.2*		Amendment to Employment Agreement with Tom Anderson (incorporated by reference to Exhibit 10.4.2 to Form 10-K filed March 18, 2009)

10.5*	Employment Agreement with James Earley (incorporated by reference to the substantially identical (other than base salary) form of employment agreement with Mr. Anderson filed as Exhibit 10.2 to Form 10-K filed March 14, 2008)

10.6*	Employment Agreement with James Ford (incorporated by reference to the substantially identical (other than base salary) form of employment agreement with Mr. Anderson filed as Exhibit 10.2 to Form 10-K filed March 14, 2008)

10.7.1*	Employment Agreement with Joe Danelson (incorporated by reference to Exhibit 10.2 to Form 10-Q filed August 11, 2008)

10.7.2*	Amendment to Employment Agreement with Joe Danelson (incorporated by reference to Exhibit 10.7.2 to Form 10-K filed March 18, 2009)

10.8*	Employment Agreement with Michael Fowler (incorporated by reference to Exhibit 10.1 to Form 10-Q filed August 11, 2008)

10.9*	Supplemental Executive Retirement Plan Agreement with John Anhorn (incorporated by reference to Exhibit 10.3 to Form 10-K filed March 14, 2008)

10.10.1*	Supplemental Executive Retirement Plan Agreement with Rich Hieb (incorporated by reference to Exhibit 10.4 to Form 10-K filed March 14, 2008)

10.10.2*	Amendment to Supplemental Executive Retirement Plan with Rich Hieb (incorporated by reference to Exhibit 10.10.2 to Form 10-K filed March 18, 2009)

10.11.1*	Supplemental Executive Retirement Plan Agreement with Tom Anderson (incorporated by reference to Exhibit 10.5 to Form 10-K filed March 14, 2008)

10.11.2*	First Amendment to Supplemental Executive Retirement Plan Agreement with Tom Anderson (incorporated by reference to Exhibit 10.11.2 to Form 10-K filed March 18, 2009)

10.12.1*	Supplemental Executive Retirement Plan Agreement with Jim Earley (incorporated by reference to the substantially identical form of SERP Agreement (except for retirement pay set at 40% of base salary) with Tom Anderson filed as Exhibit 10.5 to Form 10-K filed March 14, 2008)

10.12.2*	First Amendment to Supplemental Executive Retirement Plan Agreement with Jim Earley (incorporated by reference to the substantially identical form of Amendment with Tom Anderson filed as Exhibit 10.11.2 hereto)

10.13.1*	2002 Executive Survivor Income Agreement with John Anhorn (incorporated by reference to Exhibit 10.13.1 to Form 10-K filed March 18, 2009)

10.13.2*	Amendment to Executive Survivor Income Agreement with John Anhorn (incorporated by reference to Exhibit 10.4 to Form 10-Q filed November 5, 2004)

10.14.1*	2002 Executive Survivor Income Agreement with Rich Hieb (incorporated by reference to Exhibit 10.14.1 to Form 10-K filed March 18, 2009)

10.14.2*	Amendment to Executive Survivor Income Agreement with Rich Hieb (incorporated by reference to a substantially identical (other than a pre-retirement death benefit of $150,000) amendment with John Anhorn filed as Exhibit 10.4 to Form 10-Q filed November 5, 2004)

10.15.1*	Executive Survivor Income Agreement with Tom Anderson (incorporated by reference to Exhibit 10.15.1 to Form 10-K filed March 18, 2009)

10.15.2*	Amendment to Executive Survivor Income with Tom Anderson (incorporated by reference to Exhibit 10.8 to Form 10-Q filed November 5, 2004)
10.16*	Executive Deferred Compensation Agreement with John Anhorn (incorporated by reference to the substantially identical form attached as Exhibit 10.8 to Form 10-K filed March 14, 2008)

10.17*	Executive Deferred Compensation Agreement with Rich Hieb (incorporated by reference to the substantially identical form attached as Exhibit 10.8 to Form 10-K filed March 14, 2008)

10.18*		Executive Deferred Compensation Agreement with Tom Anderson (incorporated by reference to Exhibit 10.8 to Form 10-K filed March 14, 2008)

10.19*		Executive Deferred Compensation Agreement with Jim Earley (incorporated by reference to a substantially identical form attached as Exhibit 10.8 to Form 10-K filed March 14, 2008)

10.20*		Executive Deferred Compensation Agreement with Joe Danelson (incorporated by reference to Exhibit 10.20 to Form 10-K filed March 18, 2009)

10.21*		2002 PremierWest Bancorp Stock Option Plan (incorporated by reference to the proxy statement (DEF 14A) filed April 13, 2005)

10.22*		1992 Combined Incentive and Non-Qualified Stock Option Plan of Bank of Southern Oregon (incorporated by reference to Exhibit 10.1 to Form S-4 (File No. 333-96209))

10.23*		United Bancorp Stock Option Plan, as amended Incorporated by reference to the registration statement on Form S-8 (File No. 333-40886)

10.24*		Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.12.2 to the Form 10-K filed March 15, 2006)

10.25*		Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.12.1 to the Form 10-K filed March 15, 2006)

10.26*		Director Deferred Compensation Agreement (with individual directors John B. Dickerson, John A. Duke, Dennis N. Hoffbuhr, Patrick G. Huycke, Brian Pargeter, James L. Patterson, Tom Becker and Rickar D. Watkins ) (incorporated by reference to Exhibit 10.10 to Form 10-K filed March 14, 2008)

10.27*		Continuing Benefits Agreement (with individual directors John B. Dickerson, John A. Duke, Dennis N. Hoffbuhr, Patrick G. Huycke, Brian Pargeter, James L. Patterson, Tom Becker and Rickar D. Watkins ) (incorporated by reference to Exhibit 10.9 to Form 10-K filed March 14, 2008)

10.28		James Ford Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed April 3, 2009)

10.29		Form of Senior Executive Officer Waiver pursuant to TARP Capital Purchase Program (incorporated by reference to Exhibit 10.1 to Form 8-K filed February 17, 2009)

10.30		Form of Senior Executive Officer Agreement (incorporated by reference to Exhibit 10.2 to Form 8-K filed February 17, 2009)

10.31		Purchase and Assumption Agreement with Wachovia Bank, N.A., dated February 19, 2009 (incorporated by reference to Exhibit 2.1 to Form 10-Q filed May 11, 2009). The Company will furnish a copy of any omitted schedule to the Agreement to the SEC upon request.

10.32		Employment Agreement with William Yarbanet (incorporated by reference to Exhibit 10.1 to Form 8-K filed November 16, 2009)

10.33		Form of Compensation Modification Agreement with executive officers James Ford, John Anhorn, Rich Heib, Tom Anderson, Michael Fowler and Joe Danelson (incorporated by reference to Exhibit 10.1 to Form 8-K filed January 8, 2010)

10.34*	#	Restricted Share Award Agreement

21.1	#	Subsidiaries

23.1	#	Consent of Moss Adams LLP

31.1	#	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

31.2	#	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

32.1	#	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(a) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U. S. C. Section 1350

32.2	#	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(a) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U. S. C. Section 1350

99.1	#	First fiscal year certification of Principal Executive Officer pursuant to TARP Capital Purchase Program

99.2	#	First fiscal year certification of Principal Financial Officer pursuant to TARP Capital Purchase Program

#	filed herewith
*	compensatory plan or arrangement

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

PREMIERWEST BANCORP

(Registrant)

By:	/s/ JAMES M. FORD	Date: March 16, 2010
James M. Ford, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ JAMES M. FORD	Date: March 16, 2010
James M. Ford, President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ JOHN L. ANHORN	Date: March 16, 2010
John L. Anhorn, Director and Chairman of PremierWest Bank

By:	/s/ RICHARD R. HIEB	Date: March 16, 2010
Richard R. Hieb, Director and Chief Operating Officer

By:	/s/ MICHAEL D. FOWLER	Date: March 16, 2010
Michael D. Fowler, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

By:	/s/ JOHN DUKE	Date: March 16, 2010
John Duke, Director

By:	/s/ DENNIS HOFFBUHR	Date: March 16, 2010
Dennis Hoffbuhr, Director

By:	/s/ RICKAR WATKINS	Date: March 16, 2010
Rickar Watkins, Director

By:	/s/ JAMES PATTERSON	Date: March 16, 2010
James Patterson, Director

By:	/s/ TOM BECKER	Date: March 16, 2010
Tom Becker, Director

By:	/s/ BRIAN PARGETER	Date: March 16, 2010
Brian Pargeter, Director

By:	/s/ PATRICK HUYCKE	Date: March 16, 2010
Patrick Huycke, Director

By:	/s/ JOHN DICKERSON	Date: March 16, 2010
John Dickerson, Director

By:	/s/ GEORGES C. ST. LAURENT, JR.	Date: March 16, 2010
Georges C. St. Laurent, Jr., Director

PREMIERWEST BANCORP AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

AND

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009, 2008 AND 2007

Note:	These consolidated financial statements have not been reviewed, or confirmed for accuracy or relevance by the Federal Deposit Insurance Corporation.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

PremierWest Bancorp and Subsidiary

We have audited the accompanying consolidated balance sheets of PremierWest Bancorp and Subsidiary (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2009. We also have audited the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

Report of Independent Registered Public Accounting Firm

Page Two

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PremierWest Bancorp and Subsidiary as of December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, PremierWest Bancorp and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

/s/ Moss Adams LLP

Portland, Oregon

March 16, 2010

PREMIERWEST BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(Dollars in 000’s)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$33,092	$38,421
Federal funds sold	69,855	165
Interest-bearing deposits	168	166

Total cash and cash equivalents	103,115	38,752

Interest-bearing certificates of deposit (original maturities greater than 90 days)	50,650	198
Investments:
Investment securities available-for-sale, at fair market value	114,937	188
Investment securities held-to-maturity, at amortized cost (fair value of $43,536 in 2009 and $32,686 in 2008)	43,384	32,216
Investment securities—Community Reinvestment Act	4,000	4,000
Restricted equity securities	3,643	3,643

Total investments	165,964	40,047

Mortgage loans held-for-sale	1,731	308

Loans, net of deferred loan fees	1,148,127	1,246,573
Allowance for loan losses	(45,903)	(17,157)

Loans, net	1,102,224	1,229,416

Premises and equipment, net of accumulated depreciation and amortization	47,812	48,146
Core deposit intangibles, net of amortization	3,448	2,453
Goodwill	—	70,400
Other real estate owned and foreclosed assets	24,748	4,423
Accrued interest and other assets	36,622	41,811

TOTAL ASSETS	$1,536,314	$1,475,954

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Demand	$256,167	$228,788
Interest-bearing demand and savings	520,719	416,636
Time	643,876	565,845

Total deposits	1,420,762	1,211,269

Federal funds purchased	—	25,003
Federal Home Loan Bank borrowings	28	20,042
Junior subordinated debentures	30,928	30,928
Accrued interest and other liabilities	13,061	11,728

Total liabilities	1,464,779	1,298,970

COMMITMENTS AND CONTINGENCIES (Note 23)
SHAREHOLDERS’ EQUITY
Series B Preferred Stock, net of unamortized discount, no par value (liquidation preference $1,000 per share), 41,400 shares authorized, issued and outstanding (no shares at 12/31/08)	39,561	—
Warrant to purchase common stock	2,179	—
Common stock—no par value; 150,000,000 shares authorized; 24,771,928 shares issued and outstanding (24,753,069 at 12/31/08)	173,270	168,032
Retained earnings (deficit)	(144,710)	8,913
Accumulated other comprehensive income	1,235	39

Total shareholders’ equity	71,535	176,984

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,536,314	$1,475,954

See accompanying notes

PREMIERWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2009	2008	2007
	(Dollars in 000’s, Except for Earnings (Loss) per Share Data)
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$74,892	$87,587	$82,009
Interest on investments:
Taxable	2,258	996	42
Nontaxable	282	150	230
Interest on federal funds sold	383	69	93
Other interest and dividends	100	134	26

Total interest and dividend income	77,915	88,936	82,400

INTEREST EXPENSE
Deposits:
Interest-bearing demand and savings	4,245	6,912	9,691
Time	13,896	19,432	15,454
Federal funds purchased	14	424	715
Federal Home Loan Bank advances	19	80	482
Junior subordinated debentures	1,794	1,725	874

Total interest expense	19,968	28,573	27,216

Net interest income	57,947	60,363	55,184
LOAN LOSS PROVISION	88,031	36,500	686

Net interest income (loss) after loan loss provision	(30,084)	23,863	54,498

NON-INTEREST INCOME
Service charges on deposits accounts	5,286	5,129	4,019
Mortgage banking fees	676	462	671
Investment brokerage and annuity fees	1,285	1,454	1,668
Other commissions and fees	2,813	2,269	1,794
Other non-interest income	992	920	728

Total non-interest income	11,052	10,234	8,880

NON-INTEREST EXPENSE
Salaries and employee benefits	28,260	26,782	23,712
Net occupancy and equipment	7,584	7,607	6,065
FDIC and state assessments	3,631	1,056	159
Communications	2,051	2,078	1,722
Professional fees	2,250	1,288	856
Advertising	894	906	696
Goodwill impairment	74,920	—	—
Other non-interest expense	10,132	7,412	5,763

Total non-interest expense	129,722	47,129	38,973

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	(148,754)	(13,032)	24,405
PROVISION (BENEFIT) FOR INCOME TAXES	(2,282)	(5,493)	9,303

NET INCOME (LOSS)	(146,472)	(7,539)	15,102
PREFERRED STOCK DIVIDENDS AND DISCOUNT ACCRETION	2,171	275	275

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(148,643)	$(7,814)	$14,827

EARNINGS (LOSS) PER COMMON SHARE:
BASIC	$(6.01)	$(0.34)	$0.83

DILUTED	$(6.01)	$(0.34)	$0.78

See accompanying notes.

PREMIERWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

	Preferred Stock		Common Stock		Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity	Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount
	(Dollars in 000’s, Except Share Amounts)
BALANCE, DECEMBER 31, 2006	11,000	9,590	16,216,481	85,906	20,663	100	116,259
Comprehensive income:
Net income	—	—	—	—	15,102	—	15,102	15,102
Other comprehensive loss—Amortization of unrealized gains for investment securities transferred to held-to-maturity	—	—	—	—	—	(41)	(41)	(41)
Unrealized gain on investment securities available-for-sale	—	—	—	—	—	1	1	1

Comprehensive income								$15,062

Adjustment for change in accounting principle related to ASC 715-60-05	—	—	—	—	(127)	—	(127)
Preferred stock dividend declared	—	—	—	—	(275)	—	(275)
Common stock cash dividend declared	—	—	—	—	(2,891)	—	(2,891)
Stock-based compensation expense	—	—	—	306	—	—	306
Repurchase of common stock	—	—	(84,800)	(1,060)	—	—	(1,060)
Common stock dividend (5%)	—	—	810,457	11,703	(11,703)	—	—
Cash paid for fractional shares	—	—	—	—	(10)	—	(10)
Stock options exercised	—	—	45,358	254	—	—	254
Income tax benefit of stock options exercised	—	—	—	157	—	—	157

BALANCE—DECEMBER 31, 2007	11,000	9,590	16,987,496	97,266	20,759	60	127,675
Comprehensive loss:
Net loss	—	—	—	—	(7,539)	—	(7,539)	(7,539)
Other comprehensive loss— Amortization of unrealized gains for investment securities transferred to held-to-maturity and unrealized losses on investment securities available-for-sale	—	—	—	—	—	(21)	(21)	(21)

Comprehensive loss								$(7,560)

Preferred stock dividend declared	—	—	—	—	(275)	—	(275)
Common stock cash dividend declared	—	—	—	—	(4,032)	—	(4,032)
Stock-based compensation expense	—	—	—	433	—	—	433
Repurchase of common stock	—	—	(40,800)	(435)	—	—	(435)
Stockmans Bank Acquisition	—	—	5,357,404	60,967	—	—	60,967
Stock options exercised	—	—	12,970	66	—	—	66
Stock options exercised (Note 22)	—	—	189,958	1,115	—	—	1,115
Shares exchanged in payment of option exercise consideration (Note 22)	—	—	(102,599)	(1,108)	—	—	(1,108)
Income tax benefit of stock options exercised	—	—	—	138	—	—	138
Preferred stock converted to common	(11,000)	(9,590)	1,169,922	9,590	—	—	—

BALANCE—DECEMBER 31, 2008	—	—	23,574,351	168,032	8,913	39	176,984

PREMIERWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)—(Continued)

	Preferred Stock		Common Stock		Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity	Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount
	(Dollars in 000’s, Except Share Amounts)
BALANCE—DECEMBER 31, 2008	—	—	23,574,351	168,032	8,913	39	176,984
Comprehensive loss:
Net loss	—	—	—	—	(146,472)	—	(146,472)	$(146,472)
Other comprehensive income— Change in fair value of securities available-for-sale and amortization of unrealized gains for investment securities transferred to held-to-maturity	—	—	—	—	—	1,196	1,196	1,196

Comprehensive loss								$(145,276)

Preferred stock dividend declared	—	—	—	—	(1,831)	—	(1,831)
Common stock dividend (5%)	—	—	1,178,711	4,741	(4,741)	—	—
Common stock cash dividend	—	—	—	—	(236)	—	(236)
Cash paid for fractional shares	—	—	—	—	(3)	—	(3)
Stock-based compensation expense	—	—	—	448	—	—	448
Stock options exercised and issuance of restricted stock	—	—	18,866	48	—	—	48
Income tax benefit of stock options exercised	—	—	—	1	—	—	1
Issuance of Series B preferred stock to U.S. Treasury, and accretion of discount	41,400	39,561	—	—	(340)	—	39,221
Issuance of warrant to U.S. Treasury	—	2,179	—	—	—	—	2,179

BALANCE—December 31, 2009	41,400	41,740	24,771,928	173,270	(144,710)	1,235	71,535

See accompanying notes.

PREMIERWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31, 2009	December 31, 2008	December 31, 2007
	(Dollars in 000’s)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(146,472)	$(7,539)	$15,102
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	3,907	3,894	3,069
Impairment of goodwill	74,920	—	—
Loan loss provision	88,031	36,500	686
Deferred income taxes	5,580	771	(1,098)
Amortization of premiums and accretion of discounts on investment securities, net	923	104	(13)
Gain on sale of invesments	(50)	—	—
Funding of loans held-for-sale	(35,455)	(24,536)	(28,042)
Sale of loans held-for-sale	34,707	25,251	28,770
Gain on sale of loans held-for-sale	(675)	(454)	(304)
Change in BOLI value (net of benefit obligations)	559	730	779
Stock-based compensation expense	448	433	306
Excess tax benefit from stock options exercised	—	(76)	(69)
Gain on sales of premises and equipment	(94)	(30)	(88)
Loss (gain) on sale of other real estate owned	(343)	—	(5)
Write down of other real estate owned due to impairment	1,507	—	—
Write down of low income housing tax credit investment	152	197	269
Changes in accrued interest receivable/payable and other assets/liabilities	(50,111)	(23,013)	(3,186)

Net cash provided by (used in) operating activities	(22,466)	12,232	16,176

CASH FLOWS FROM INVESTING ACTIVITIES:
Net investment in interest-bearing certificates of deposit	(50,452)	—	—
Purchase of investment securities available-for-sale	(144,461)	—	—
Proceeds from principal payments received on securities available-for-sale	6,143	—	—
Proceeds form sale of securities available-for-sale	24,079	34	42
Purchase of investment securities held-to-maturity	(46,031)	(29,632)	(2,456)
Proceeds from principal payments received on securities held-to-maturity	164	—	—
Proceeds from maturities and calls of investment securities held-to-maturity	34,440	33,316	3,385
Purchase of Community Reinvestment Act investments	—	(4,000)	—
Proceeds from redemption of Federal Home Loan Bank stock	—	304	—
Loan originations, net	68,606	(45,402)	(93,686)
Purchase of premises and equipment	(2,268)	(2,950)	(7,172)
Sale of premises and equipment	534	—	—
Purchase of low income housing tax credit investment	(897)	(1,008)	(392)
Proceeds from sale of other real estate	—	—	101
Purchase of consumer loan finance business	—	—	(11,141)
Cash and cash equivalents received, net of cash paid for acquisition of Stockmans Financial Group	—	95,438	—
Cash received, net of cash paid for Wachovia branches acquisition	334,718	—	—

Net cash provided by (used in) investing activities	224,575	46,100	(111,319)

PREMIERWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	For the Years Ended
	December 31, 2009	December 31, 2008	December 31, 2007
	(Dollars in 000’s)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	(132,891)	(21,040)	55,965
Net increase (decrease) in Federal Home Loan Bank borrowings	(20,014)	(12,584)	7,867
Net increase (decrease) in Federal Funds purchased	(25,003)	(29,016)	47,184
Repurchase of common stock	—	(435)	(1,060)
Dividends paid on common stock	(236)	(5,051)	(2,683)
Dividends paid on preferred stock	(1,047)	(275)	(275)
Cash paid for fractional shares relating to stock dividend	(3)	—	(10)
Stock options exercised	48	73	254
Excess tax benefit from stock options exercised	—	76	69
Proceeds from issuance of preferred stock	41,400	—	—

Net cash provided by (used in) financing activities	(137,746)	(68,252)	107,311

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	64,363	(9,920)	12,168
CASH AND CASH EQUIVALENTS—Beginning of the period	38,752	48,672	36,504

CASH AND CASH EQUIVALENTS—End of the period	$103,115	$38,752	$48,672

SUPPLEMENTAL DISCOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$20,257	$28,428	$26,603

Cash paid for taxes	$650	$4,885	$10,677

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfers of loans to other real estate owned	$28,303	$4,423	$101

Income tax benefit of stock options exercised	$1	$138	$157

Increase in goodwill resulting from acquisition of Stockmans Financial Group	$37	$49,458	$—

Increase in goodwill resulting from acquisition of Wachovia branches	$4,483	$—	$—

Preferred cash dividend declared but not yet paid	$784	$275	$275

Accretion of preferred stock discount	$340	$—	$—

Common cash dividend declared but not yet paid	$—	$—	$1,019

Stock issued for acquisition of Stockmans Financial Group	$—	$60,967	$—

Conversion of preferred stock to common stock	$—	$9,590	$—

See accompanying notes.

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization—The accompanying consolidated financial statements include the accounts of PremierWest Bancorp (the Company or PremierWest) and its wholly-owned subsidiary, PremierWest Bank (the Bank).

The Bank offers a full range of financial products and services through a network of 48 full service branch offices, 41 of which are located along the Interstate 5 freeway corridor between Roseburg, Oregon, and Sacramento, California. Of the 48 full service branch offices, 24 are located in Oregon (Jackson, Josephine, Deschutes, Douglas, and Klamath Counties) and 24 are located in California (Siskiyou, Shasta, Butte, Tehama, Placer, Sacramento, Yolo, and Nevada Counties). The Bank’s activities include the usual lending and deposit functions of a community oriented commercial bank: commercial, real estate, installment, and mortgage loans; checking, time deposit, and savings accounts; mortgage loan brokerage services; and automated teller machines (ATMs) and safe deposit facilities. The Bank has three subsidiaries: Premier Finance Company, PremierWest Investment Services, Inc., and Blue Star Properties, Inc. Premier Finance Company, has offices in Medford, Grants Pass, Roseburg, Klamath Falls, Eugene and Portland, Oregon and Redding, California and is engaged in the business of consumer lending. PremierWest Investment Services, Inc. operates throughout the Bank’s market area providing brokerage services for investment products including stocks, bonds, mutual funds and annuities. Blue Star Properties, Inc. serves solely to hold real estate properties for the Company but is currently inactive.

In December 2004, the Company established PremierWest Statutory Trust I and II (the Trusts), as wholly-owned Delaware statutory business trusts, for the purpose of issuing guaranteed individual beneficial interests in junior subordinated debentures “Trust Preferred Securities”. The Trusts issued $15.5 million in Trust Preferred Securities for the purpose of providing additional funding for operations and enhancing the Company’s consolidated regulatory capital. A third trust, the Stockmans Financial Trust I, in the amount of $15.5 million, was added in 2008 pursuant to the acquisition of Stockmans Financial Group. In accordance with the Financial Accounting Standards Board’s (“FASB”) “Consolidation of Variable Interest Entities,” (ASC 810-10-05) the Company has not included the Trusts in its consolidated financial statements. However, the junior subordinated debentures issued by the Company to the Trusts are reflected in the Company’s consolidated balance sheets.

The Company declared a 5% stock dividend in January 2009. No stock dividend was declared in 2008. A 5% stock dividend was declared in June 2007. All per share amounts and calculations in the accompanying consolidated financial statements have been recalculated to reflect the effects of these stock dividends.

Method of accounting and use of estimates—The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. The Company utilizes the accrual method of accounting, which recognizes income when earned and expenses when incurred. In preparation of the consolidated financial statements, all significant intercompany accounts and transactions have been eliminated.

The preparation of consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates made by management involve the calculation of the allowance for loan losses, the fair value of available-for-sale investment securities, the value of other real estate owned, determination of a deferred tax asset valuation allowance and the calculations involved in determining potential goodwill impairment.

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(continued)

Cash and cash equivalents—For purposes of reporting cash flows, cash and cash equivalents include cash on hand, money market funds, amounts due from banks and federal funds sold. Generally, federal funds are sold for one-day periods. Cash and cash equivalents have an original maturity of 90 days or less.

The Bank maintains balances in correspondent bank accounts, which at times may exceed federally insured limits. Management believes that its risk of loss associated with such balances is minimal due to the financial strength of correspondent banks. The Bank has not experienced any losses in such accounts.

Investment securities—The Bank is required to specifically identify its investment securities as “available-for-sale”, “held-to-maturity” or “trading accounts.”

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

Prior to the second quarter of 2009, the Company would assess an other-than-temporary impairment (“OTTI”) or permanent impairment based on the nature of the decline and whether the Company has the ability and intent to hold the investments until a market price recovery. If the Company determined a security to be other-than-temporary or permanently impaired, the full amount of the impairment would be recognized through earnings in its entirety. New guidance related to the recognition and presentation of OTTI of debt securities became effective in the second quarter of 2009. Rather than asserting whether a Company has the ability and intent to hold an investment until a market price recovery, a company must consider whether it intends to sell a security or if it is

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(continued)

unlikely that they would be required to sell the security before recovery of the amortized cost basis of the investment, which may be maturity. For debt securities, if we intend to sell the security or it is likely that we will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If we do not intend to sell the security and it is not likely that we will be required to sell the security but we do not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (“OCI”). Impairment losses related to all other factors are presented as separate categories within OCI. For investment securities held-to-maturity, this amount is accreted over the remaining life of the debt security prospectively based on the amount and timing of future estimated cash flows. The accretion of the amount recorded in OCI increases the carrying value of the investment and does not affect earnings. If there is an indication of additional credit losses, the security is re-evaluated according to the procedures described above. No OTTI losses were recognized in the years ended December 31, 2009, 2008 and 2007.

At each financial statement date, Management assesses each investment to determine if impaired investments are temporarily impaired or if the impairment is other-than-temporary based upon the positive and negative evidence available. Evidence evaluated includes, but is not limited to, industry analyst reports, credit market conditions and interest rate trends. A decline in the market value of any security below cost that is deemed other-than-temporary results in a charge to earnings and the corresponding establishment of a new cost basis for the security.

Restricted equity securities—The Bank’s investment in Federal Home Loan Bank of Seattle (“FHLB”) stock is recorded as a restricted equity security and carried at par value, which approximates fair value. As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets, or FHLB advances. At December 31, 2009 and 2008, the Bank met its minimum required investment. The Bank may request redemption at par value of any FHLB stock in excess of the minimum required investment. Stock redemptions are at the discretion of the FHLB.

As required of all members of the Federal Home Loan Bank of Seattle (FHLB) system, the Company maintains investment in the capital stock of the FHLB in an amount equal to the greater of $500 or 0.5% of home mortgage loans and pass-through securities plus 5.0% of the outstanding balance of mortgage home loans sold to FHLB under the Mortgage Purchase Program. The FHLB system, the largest government sponsored entity in the United States, is made up of 12 regional banks, including the FHLB of Seattle. Participating banks record the value of FHLB stock equal to its par value at $100 per share. The Company is required to hold FHLB’s stock in order to receive advances and views this investment as long-term. Thus, when evaluating it for impairment, the value is determined based on the recovery of the par value through redemption by the FHLB or from the sale to another member, rather than by recognizing temporary declines in value. The FHLB disclosed that it incurred net losses in its fiscal year 2009, has suspended dividend payments to its members and is undercapitalized as of December 31, 2009. The Company has concluded that its investment in FHLB is not impaired as of December 31, 2009, and believes that it will ultimately recover the par value of its investment in this stock.

The Bank also owns stock in Pacific Coast Banker’s Bank (“PCBB”). The investment in PCBB is carried at cost. Pacific Coast Banker’s Bank operates under a special purpose charter to provide wholesale correspondent

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(continued)

banking services to depository institutions. By statute, 100% of PCBB’s outstanding stock is held by depository institutions that utilize its correspondent banking services.

Investments in limited partnerships—The Bank has a minority interest (less than 10%) in two limited partnerships that own and operate affordable housing projects. Investments in these projects serve as an element of the Bank’s compliance with the Community Reinvestment Act, and the Bank receives tax benefits in the form of deductions for operating losses and tax credits. The tax credits may be used to reduce taxes currently payable or may be carried back one year or forward 20 years to recapture or reduce taxes. The credits are recorded in the years they become available to reduce income taxes.

Mortgage loans held-for-sale—Mortgage loans held-for-sale are reported at the lower of cost or market value. Gains or losses on the sale of loans that are held-for-sale are recognized at the time of sale and determined by the difference between net sale proceeds and the net book value of the loans less the estimated fair value of any retained mortgage servicing rights. The Bank currently does not retain mortgage servicing rights.

Loans and the allowance for loan losses—Loans are stated at the amount of unpaid principal, reduced by the allowance for loan losses and deferred loan fees. The allowance for loan losses represents Management’s recognition of the assumed risks of extending credit and the quality of the existing loan portfolio. The allowance is established to absorb known and inherent losses in the loan portfolio as of the balance sheet date. The allowance is maintained at a level considered adequate to provide for estimated loan losses based on Management’s assessment of various factors affecting the portfolio. Such factors include historical loss experience; review of problem loans; underlying collateral values and guarantees; current economic conditions; legal representation regarding the outcome of pending legal action for collection of loans and related loan guarantees; and an overall evaluation of the quality, risk characteristics and concentration of loans in the portfolio. The allowance is based on estimates and ultimate losses may vary from the current estimates. These estimates are reviewed periodically and as adjustments become necessary, they are reported in operations in the periods in which they become known. The allowance is increased by provisions charged to operations and reduced by loans charged-off, net of recoveries.

In some instances, the Company modifies or restructures loans to amend the interest rate and/or extend the maturity. Such amendments are generally consistent with the terms of newly booked loans reflecting current standards for amortization and interest rates and do not represent concessions to the borrowers.

Various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgment of the information available to them at the time of their examinations.

The Bank considers loans to be impaired when Management believes that it is probable that all amounts due will not be collected according to the contractual terms. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the loan’s underlying collateral or related guarantee. Since a significant portion of the Bank’s loans are collateralized by real estate, the Bank primarily measures impairment based on the estimated fair value of the underlying collateral or related guarantee. In certain other cases, impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate. Amounts deemed impaired are either specifically allocated for in the allowance for loan losses or reflected as a partial charge-off of the loan balance. Smaller balance homogeneous loans (typically, installment loans) are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual installment

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(continued)

loans for impairment disclosures. Generally, the Bank evaluates a loan for impairment when it is placed on non-accrual status. All of the Bank’s impaired loans were on non-accrual status at December 31, 2009. At December 31, 2008, approximately 84% of the impaired loans were on non-accrual status while the remaining 16% were impaired loans that were still accruing interest and in the process of collection. After considering the borrower’s financial condition, the loan’s collateral position, collection efforts and other pertinent factors, impaired loans and other loans are charged to the allowance when the Bank believes that collection of future payments of principal is not probable.

Loans are reported as troubled debt restructurings (“TDR”) when the Bank grants a concession(s) to a borrower experiencing financial difficulties that it would not otherwise consider. Examples of such concessions include forgiveness of principal or accrued interest, extending the maturity date(s) or providing a lower interest rate than would be normally available for a transaction of similar risk. As a result of these concessions, restructured loans are impaired as the Bank will not collect all amounts due, both principal and interest, in accordance with the terms of the original loan agreement. Impairment reserves on non-collateral dependent restructured loans are measured by comparing the present value of expected future cash flows on the restructured loans discounted at the interest rate of the original loan agreement to the loan’s carrying value. These impairment reserves are recognized as a specific component to be provided for in the allowance for loan losses.

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

Premises and equipment—Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization of premises and equipment is computed by the straight-line method over the shorter of the estimated useful lives of the assets or terms of underlying leases. Estimated useful lives range from 3 to 15 years for furniture, equipment, and leasehold improvements, and up to 40 years for building premises. The required annual analysis of long-lived assets indicated that no impairment existed for the years ended December 31, 2009, 2008 and 2007.

Core deposit intangibles—Core deposit intangibles are amortized to their estimated residual values over their respective estimated useful lives and are also reviewed for impairment. The required annual analysis of the core deposit intangibles indicated that no impairment existed for the years ended December 31, 2009, 2008 and 2007.

Goodwill—Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations. Effective January 1, 2002, the Bank ceased amortization of goodwill upon application of the nonamortization provisions of Statement of Financial Accounting Standards “Goodwill and Other Intangible Assets” (ASC 350-10-05) Under this statement, impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. After completing the required annual analysis of goodwill, an impairment charge of $74.9 million was taken to write the goodwill balance to zero. The required annual and interim date analyses of goodwill indicated that no impairment existed during the years ended December 31, 2008 and 2007.

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(continued)

Other real estate—Other real estate (“OREO”), acquired through foreclosure or deeds in lieu of foreclosure, is carried at the lower of cost, less estimated costs of disposal, or estimated net realizable value. When property is acquired, any excess of the loan balance over the estimated net realizable value is charged to the allowance for loan losses. Holding costs, subsequent write-downs to net realizable value, if any, or any disposition gains or losses are included in non-interest income and expense. The Bank had $24.7 million in other real estate at December 31, 2009 and $4.4 million at December 31, 2008. The Bank held other foreclosed real estate not included in OREO of approximately $300,000 and zero at December 31, 2009 and 2008, respectively.

Advertising—Advertising and promotional costs are generally charged to expense during the period in which they are incurred. Advertising and promotional expenses were approximately $894,000, $906,000 and $696,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Income taxes—Income taxes are accounted for using the asset and liability method. Deferred income tax assets and liabilities are determined based on the tax effects of the differences between the book and tax bases of the various balance sheet assets and liabilities. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Valuation allowances are established to reduce the net carrying amount of deferred tax assets if it is determined to be more likely than not that all or some of the deferred tax asset will not be realized. At December 31, 2009, it was determined that the deferred tax asset would not be realized and the balance was reduced to zero.

In July 2006, the FASB issued “Accounting for Uncertainty in Income Taxes” (ASC 740-10-05). ASC 740-10-05 is an interpretation of “Accounting for Income Taxes,” and seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. ASC 740-10-05 clarifies the accounting for income taxes by prescribing a minimum threshold a tax position is required to meet before being recognized in the financial statements. In addition, ASC 740-10-05 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and requires expanded disclosure with respect to the uncertainty in income taxes. ASC 740-10-05 was effective as of the beginning of our 2007 fiscal year. The cumulative effect, if any, of applying ASC 740-10-05 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. Adoption of this standard on January 1, 2007 did not have a material impact on the consolidated financial statements. The Company had no unrecognized tax benefits at January 1, 2007, or at December 31, 2009, 2008, or 2007. During the years ended December 31, 2009 and 2008, the Company recognized no interest and penalties. The Company files income tax returns in the U.S. Federal jurisdiction, California and Oregon. The Company is no longer subject to U.S. or Oregon state examinations by tax authorities for years before 2005 and California state examinations for years before 2004.

Earnings (loss) per common share—Basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders (net income (loss) less dividends declared on preferred stock and accretion of discount) by the weighted average number of common shares outstanding during the period, after giving retroactive effect to stock dividends and splits. Diluted earnings (loss) per common share is computed similar to basic earnings (loss) per common share except that the numerator is equal to net income (loss) available to common shareholders and the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. Included in the denominator is the dilutive effect of stock options computed under the treasury stock method and the dilutive effect of convertible preferred stock as if converted to common stock.

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(continued)

Preferred stock—In accordance with the relevant accounting pronouncements and guidance from the Securities and Exchange Commission’s (the “SEC”) Office of the Chief Accountant, the Company recorded the issuance of the Preferred Stock and detachable Warrant pursuant to the U.S. Department of Treasury’s Troubled Asset Relief Capital Purchase Program within shareholders’ equity on the Consolidated Balance Sheets. The Preferred Stock and detachable Warrant were initially recognized based on their relative fair values at the date of issuance. As a result, the Preferred Stock’s carrying value is at a discount to the liquidation value or stated value. In accordance with the SEC’s Staff Accounting Bulletin No. 68, “Increasing Rate Preferred Stock,” the discount is considered an unstated dividend cost that shall be amortized over the period preceding commencement of the perpetual dividend using the effective interest method, by charging the imputed dividend cost against retained earnings and increasing the carrying amount of the Preferred Stock by a corresponding amount. The discount is therefore being amortized over five years using a 6.26% effective interest rate. The total stated dividends (whether or not declared) and unstated dividend cost combined represents a period’s total Preferred Stock dividend, which is deducted from net income to arrive at net income (loss) available to common shareholders on the Consolidated Statements of Operations.

Stock-based compensation—Effective January 1, 2006, PremierWest Bancorp adopted Financial Accounting Standards Board “Share-Based Payment” (ASC 715-20-05). ASC 715-20-05 requires companies to measure and recognize as compensation expense the grant date fair market value for all share-based awards. That portion of the grant date fair market value that is ultimately expected to vest is recognized as expense over the requisite service period, typically the vesting period, utilizing the straight-line attribution method.

ASC 715-20-05 requires companies to estimate the fair market value of stock-based payment awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model to value stock options. The Black-Scholes model requires the use of assumptions regarding the risk-free interest rate, expected dividend yield, the weighted average expected life of the options and the historical stock price volatility.

The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend yield is based on Management’s estimate at the time of grant. PremierWest Bancorp declared its first cash dividend during fiscal year 2005; two cash dividends were declared during fiscal year 2006; three cash dividends were declared during fiscal year 2007; three cash dividends were declared during fiscal year 2008; and one cash dividend was declared during fiscal 2009. Going forward in fiscal 2010, the Board of Directors will review the dividend policy on a quarter-by-quarter basis. Cash dividends are not paid on unexercised options. The Company attempts to use historical data to estimate option exercise and employee termination behavior in order to estimate an expected life for each option grant. The expected life falls between the vesting period or requisite service period and the contractual term for the option. Two employee classes having similar exercise and termination behavior are used for valuation purposes. Those classes are “employees” and “executive officers and directors.”

During 2009, for options granted to the “employees” class, the Company estimated an expected life of 7 years based on the Security and Exchange Commission’s shortcut methodology as defined by Staff Accounting Bulletin No. 107. During 2009, for options granted to the “executive officers and directors” class, the Company estimated an expected life of 7.5 years based on Management’s historical analysis of exercise and forfeiture behavior for the Company’s executives and directors.

Prior to the adoption of ASC 715-20-05, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. ASC 715-20-05

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(continued)

requires that the cash flows from the tax benefits resulting from tax deductions in excess of the compensation expense recognized for stock options (excess tax benefits) be reported as financing cash flows. There were no excess tax benefits classified as financing cash inflows for the year ended December 31, 2009. The excess tax benefits reported as operating cash flows for the years ended December 31, 2008 and 2007 were $76,000 and $69,000, respectively.

Comprehensive income (loss)—Comprehensive income (loss) for the Company includes net income (loss) reported on the consolidated statements of operations, the amortization of unrealized gains for available-for-sale securities transferred to held-to-maturity, and changes in the fair value of available-for-sale investments, which are reported as a component of shareholders’ equity.

Off-balance sheet financial instruments—In the ordinary course of business, the Bank enters into off-balance sheet financial instruments consisting of commitments to extend credit, commercial letters of credit, and standby letters of credit. These financial instruments are recorded in the consolidated financial statements when they are funded or related fees are incurred or received.

Fair value of financial instruments—On January 1, 2008, the Company adopted Statement of Financial Accounting Standards “Fair Value Measurements” (ASC 820-10-05) ASC 820-10-05 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. ASC 820-10-05 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, ASC 820-10-05 established a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy is as follows:

Level 1 inputs—Unadjusted quoted prices in active markets for identical assets or liabilities that the entity has the ability to access at the measurement date.

Level 2 inputs—Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3 inputs—Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

The Company used the following methods and significant assumptions to estimate fair value for its assets measured and carried at fair value in the financial statements:

Investment securities available-for-sale—Fair values for investment securities are based on quoted market prices or the market values for comparable securities.

Impaired Loans—A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due (both interest and principal) according to the contractual terms of the loan agreement. Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value. As a practical expedient, fair value may be measured based on a

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(continued)

loan’s observable market price or the underlying collateral securing the loan. Collateral may be real estate or business assets including equipment. The value of collateral is determined based on independent appraisals.

The following methods and assumptions were used by the Bank in estimating fair values of assets and liabilities, in accordance with the provisions of Financial Accounting Standards Board (ASC 825-10-50), “Disclosures about Fair Value on Financial Instruments”:

Cash and cash equivalents—The carrying amounts of cash and short-term instruments approximate their fair value.

Interest-bearing deposits with FHLB and restricted equity securities—The carrying amount approximates the estimated fair value and expected redemption values.

Investment securities held-to-maturity—Fair values for investment securities are based on quoted market prices or the market values for comparable securities.

Loans held-for-sale—Loans held-for-sale include mortgage loans and are reported at the lower of cost or market value. Cost generally approximates market value, given the short duration of these assets. Gains or losses on the sale of loans that are held-for-sale are recognized at the time of the sale and determined by the difference between net sale proceeds and the net book value of the loans less the estimated fair value of any retained mortgage servicing rights.

Loans—For variable rate loans that re-price frequently and have no significant change in credit risk, fair values are based on carrying values. Fair values for certain mortgage loans (for example, one-to-four family residential), credit card loans and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. Fair values for commercial real estate and commercial loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, less costs to sell, where applicable.

Deposit liabilities—The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The carrying amounts of variable-rate money market accounts, savings accounts, and interest checking accounts approximate their fair values at the reporting date. Fair values for fixed-rate CDs are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Short-term borrowings—The carrying amounts of federal funds purchased, borrowings under repurchase agreements and other short-term borrowings maturing within 90 days approximate their fair values. Fair values of other short-term borrowings are estimated using discounted cash flow analyses based on the Bank’s current incremental borrowing rate for similar types of borrowing arrangements.

Long-term debt—The fair values of the Bank’s long-term debt is estimated using discounted cash flow analyses based on the Bank’s current incremental borrowing rate for similar types of borrowing arrangements.

Off-balance sheet instruments—The Bank’s off-balance sheet instruments include unfunded commitments to extend credit and standby letters of credit. The fair value of these instruments is not considered practicable to estimate because of the lack of quoted market prices and the inability to estimate fair value without incurring excessive costs.

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(continued)

Recently issued accounting standards—In March 2010, the FASB issued Accounting Standards Update ASU No. 2010-09 “Amendments to Subsequent Events Requirements for SEC Issuers” to amend FASB ASC Topic 855 to exclude SEC reporting entities from the requirement to disclose the date on which subsequent events have been evaluated. In addition, it modifies the requirement to disclose the date on which subsequent events have been evaluated in reissued financial statements to apply only to such statements that have been restated to correct an error or to apply U.S. GAAP retrospectively. The Company does not expect the adoption of ASU No. 2010-09 to have a material impact on the consolidated financial statements.

In December 2009, the FASB issued Accounting Standards Update ASU No. 2009-16 “Transfers and Servicing (Topic 860)—Accounting for Transfers of Financial Assets” to amend the codification of FASB Statement of Financial Accounting Standard (SFAS) No. 166, “Accounting for Transfers of Financial Assets” issued on June 12, 2009. ASU No. 2009-16 amends FASB ASC Subtopic 860-10-15-1, “Transfers and Servicing,” and establishes accounting and reporting standards for transfers and servicing of financial assets. It also establishes the accounting for transfers of servicing rights. The Company does not expect the adoption of ASU No. 2009-16 to have a material impact on the consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update ASU No. 2009-05 “Fair Value Measurement and Disclosures: Measuring Liabilities at Fair Value” to amend FASB ASC 820-10 “Fair Value Measurements and Disclosures-Overall” to add clarity to the measuring of liabilities at fair value when a quoted price in an active market is not available. The adoption of ASU No. 2009-05 did not have a material impact on the consolidated financial statements of the Company.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168 (ASC 105-10-05), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162” (“SFAS 168 (ASC 105-10-05)”). The FASB Accounting Standards Codification will become the source of authoritative US generally accepted accounting principles (GAAP) recognized by the FASB for nongovernmental entities. SFAS 168 (ASC 105-10-05) will supersede Statement 162 (see below) as all of SFAS 168 (ASC 105-10-05) content will be of the same level of authority, which SFAS 162 previously identified and arranged in a hierarchy. SFAS 168 (ASC 105-10-05) will be effective for all financial statements issued for interim and annual periods ending after September 15, 2009. The Company has adopted the Codification during the quarter ended September 30, 2009 and its adoption did not have a material impact on the consolidated financial statements. References to authoritative U.S. GAAP literature, however, in the Company’s financial statements, notes thereto and Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K have been updated to reflect new Codification references.

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

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(continued)

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166 (ASC 860-10-65), “Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140” (“SFAS 166”). ASC 860-10-65 improves the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial statements about transfers of financial assets. Furthermore, this Statement will address the effects of a transfer on an entity’s financial position, performance and cash flow, as well as any continuing involvement by the transferor. The adoption of SFAS 166 (ASC 860-10-65), will be effective for the financial statements issued for the first annual reporting period beginning after November 15, 2009, and all interim periods within those fiscal years and interim and annual reporting periods thereafter. The Company does not expect the adoption of SFAS 166 (ASC 860-10-65), to have a material impact on the consolidated financial statements.

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

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(continued)

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

Reclassifications—Certain reclassifications have been made to the 2008 and 2007 consolidated financial statements to conform to current year presentations. These reclassifications have no effect on previously reported net income (loss) or earnings (loss) per share.

NOTE 2—REGULATORY AGREEMENT, ECONOMIC CONDITION AND MANAGEMENT PLAN

Based on the results of an examination completed during the third quarter of 2009, the Company expects to enter into a formal regulatory agreement (the “Agreement”) with the FDIC and the Oregon Division of Finance and Corporate Securities, the Bank’s principal regulators, primarily as a result of recent significant operating losses and increasing levels of non-performing assets. The Agreement is expected to impose certain operating restrictions on the Bank, many of which have already been implemented by the Bank.

Among the anticipated corrective actions required are for the Bank to retain qualified management, restrict dividends, reduce problem assets, maintain an adequate allowance for loan losses, revise the strategic plan and various policies, as well as maintain above-normal capital levels. In addition, the Agreement is expected to provide timelines and thresholds from the date of issuance to achieve the aforementioned corrective actions.

In order to proactively respond to the current regulatory environment and the Bank’s credit issues, Management has initiated measures intended to increase its capital and regulatory ratios. Among the measures underway or being planned for 2010 are the following:

•

Completion of equity issuances sufficient to raise the Company’s regulatory capital ratios to levels in excess of those required to be considered “well-capitalized” under the regulatory framework for prompt corrective action.

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2—REGULATORY AGREEMENT, ECONOMIC CONDITION AND MANAGEMENT PLAN—(continued)

•

Reduction of assets and liabilities with primary emphasis on reducing non-performing assets through (1) sales of other real estate owned, (2) aggressive out-management of classified loans through unfavorable renewal pricing, charge-offs and foreclosures as appropriate, and (3) reduced emphasis on public funds deposits and corresponding reductions in collateral investment securities.

•	Continuing reductions in non-interest expense levels.

•	Evaluation of all business lines within the organization for possible gains upon disposition or significant cost-savings opportunities.

The Bank’s regulatory capital ratios were adversely affected by losses that have occurred as a result of credit losses associated with the adverse state of the economy and depressed real estate valuations. Also, as a result of the Bank’s operating results and financial condition, the Bank recognized an impairment to goodwill and established a valuation allowance against its deferred tax assets. The Bank continues to have high loan concentrations in commercial real estate loans and in construction and development loans. If economic conditions were to worsen significantly for these industry segments, our financial condition could suffer significant deterioration. These circumstances added impetus to Management’s implementation of the measures summarized above.

There are no assurances Management’s plan being developed will successfully improve the Bank’s results of operation or financial condition or result in the termination of the Agreement. The economic environment in the market areas and the duration of the downturn in the real estate market will have a significant impact on the implementation of the Bank’s business plans. Although not currently planned, the realization of assets in other than the ordinary course of business in order to meet liquidity needs could cause the Company to incur losses not reflected in these financial statements.

In anticipation of the requirements of the Agreement, on January 29, 2010, the Company filed an amendment to the Form S-1 Registration Statement with the United States Securities and Exchange Commission announcing a proposed sale to the public for subscription rights to purchase up to 81,747,362 shares of the Company’s common stock. A prospectus was filed on February 1, 2010, announcing each subscription right entitled the purchaser to 3.3 shares of the Company’s common stock at a subscription price of $0.44 per share.

On March 10, 2010, the Company concluded the initial round under its rights offering and issued approximately 42.5 million shares with proceeds of approximately $18.2 million, net of estimated closing costs of approximately $500,000.

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3—MERGERS AND ACQUISITIONS

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

January 26, 2008
(Dollars in 000’s)
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

The core deposit intangible asset represents the value ascribed to the long-term deposit relationships acquired. This intangible asset is being amortized on a straight-line basis over a weighted average estimated useful life of 7 years. The core deposit intangible asset is not estimated to have a significant residual value. Goodwill represented the excess of the total purchase price paid for Stockmans Bank over the fair values of the assets acquired, net of the fair value of the liabilities assumed. Goodwill is not amortized, but is evaluated for possible impairment at least annually and more frequently if events and circumstances indicate that the asset might be impaired. No impairment losses were recognized in connection with core deposit intangibles or goodwill during the period from acquisition to December 31, 2008. The implied fair value of the goodwill was less than its carrying value on the Company’s balance sheet and a goodwill impairment existed at December 31, 2009. See Note 11 – Goodwill.

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3—MERGERS AND ACQUISITIONS—(continued)

The following table represents unaudited pro forma results of operations for the twelve months ended December 31, 2008 and 2007, as if the acquisition of Stockmans Bank had occurred at the beginning of 2007. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred at the beginning of the earliest period presented.

	PremierWest Bancorp Historical	Pro Forma Adjustments	Twelve Months Ended December 31, 2008
	(Dollars in 000’s, except per share data)
Net interest income	$60,363	$510	$60,873
Provision for loan losses	(36,500)	—	(36,500)
Non-interest income	10,234	47	10,281
Non-interest expense	(47,129)	(339)	(47,468)

Income (loss) before income taxes	(13,032)	218	(12,814)

Provision for income taxes	5,493	(74)	5,419

Net income (loss)	(7,539)	144	(7,395)
Preferred stock dividends and discount accretion	275	—	275

Net income (loss) available to common shareholders	$(7,814)	$144	$(7,670)

Earnings (loss) per share
Basic			$(0.32)
Diluted			$(0.32)

Weighted average shares outstanding
Basic			23,620,296
Diluted			23,620,296

	PremierWest Bancorp Historical	Pro Forma Adjustments	Twelve Months Ended December 31, 2007
	(Dollars in 000’s, except per share data)
Net interest income	$55,184	$11,876	$67,060
Provision for loan losses	(686)	(300)	(986)
Non-interest income	8,880	701	9,581
Non-interest expense	(38,973)	(5,983)	(44,956)

Income before income taxes	24,405	6,294	30,699

Provision for income taxes	(9,303)	(2,407)	(11,710)

Net income	15,102	3,887	18,989
Preferred stock dividends and discount accretion	275	—	275

Net income available to common shareholders	$14,827	$3,887	$18,714

Earnings (loss) per share
Basic			$0.80
Diluted			$0.75

Weighted average shares outstanding
Basic			23,498,748
Diluted			25,063,421

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3—MERGERS AND ACQUISITIONS—(continued)

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

July 17, 2009
(Dollars in thousands)
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

The core deposit intangible asset of $1.8 million represents the value ascribed to the long-term deposit relationships acquired. This intangible asset is being amortized on a straight-line basis over a weighted average estimated useful life of 7.4 years. The core deposit intangible asset is not estimated to have a significant residual value. There is a negative CD premium of $4.0 million, or -1.75% of book value. This negative premium is being amortized over a weighted average estimated useful life of 11 months. The value is a result of the current all-in cost of the CD portfolio being well above the cost of similar funding. Goodwill represented the excess of the total purchase price paid for the Wachovia branches over the fair values of the assets acquired, net of the fair value of the liabilities assumed. Goodwill of $4.5 million from this business combination will be tax deductible and amortized over 15 years. Goodwill is also evaluated for possible impairment at least annually, and more frequently, if events and circumstances indicate that the asset might be impaired. The implied fair value of the goodwill was less than its carrying value on the Company’s balance sheet and a goodwill impairment existed at December 31, 2009. See Note 11—Goodwill.

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3—MERGERS AND ACQUISITIONS—(continued)

On October 5, 2009, the Securities and Exchange Commission granted relief to the Company, allowing it to omit certain historical and pro forma financial information of the two Wachovia Bank branches acquired, as required by Rule 3-05 of Regulation S-X and certain related pro forma financial information under Article 11 of Regulation S-X. After making every reasonable effort to do so, it was determined to be impractical for the Company to provide this information as separate, audited financial statements of the acquired branches were never prepared and the acquired branches were not operated as distinct, stand-alone entities.

NOTE 4—FAIR VALUE MEASUREMENTS

The Company’s available-for-sale securities is the only balance sheet category the Company accounts for at fair value on a recurring basis, as defined in the fair value hierarchy of ASC 820-10-05, “Fair Value Measurements.” The tables below present information about these securities and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of December 31, 2009 and 2008:

	Fair Value Measurements At 12/31/09 Using
Description	Fair Value 12/31/2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Available-for-sale securities	$114,937	—	$114,937	—

Total assets measured at fair value	$114,937	—	$114,937	—

	Fair Value Measurements At 12/31/08 Using
Description	Fair Value 12/31/2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Available-for-sale securities	$188	—	$188	—

Total assets measured at fair value	$188	—	$188	—

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

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4—FAIR VALUE MEASUREMENTS—(continued)

Certain assets and liabilities are measured at fair value on a non-recurring basis after initial recognition such as loans measured for impairment. The following tables present the fair value measurement of assets on a non-recurring basis as of December 31,2009 and 2008, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Fair Value Measurements At 12/31/09 Using
Description	Fair Value 12/31/2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total period losses included in earnings
	(Dollars in thousands)
Goodwill	$—	$—	$—	$—	$74,920
Other real estate owned and foreclosed assets	24,748	—	—	24,748	1,507
Loans measured for impairment, net of specific reserves	50,561	—	—	50,561	59,285

Total impaired assets measured at fair value	$75,309	$—	$—	$75,309	$135,712

	Fair Value Measurements At 12/31/08 Using
Description	Fair Value 12/31/2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total period losses included in earnings
	(Dollars in thousands)
Loans measured for impairment, net of specific reserves	45,590	—	—	45,590	39,905

Total impaired assets measured at fair value	$45,590	$—	$—	$45,590	$39,905

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

The following disclosures are made in accordance with the provisions of ASC 825-10-50, “Disclosures About Fair Value of Financial Instruments,” which requires the disclosure of fair value information about financial instruments where it is practicable to estimate that value. In cases where quoted market values are not available, the Bank primarily uses present value techniques to estimate the fair values of its financial instruments. Valuation methods require considerable judgment, and the resulting estimates of fair value can be significantly affected by the assumptions made and methods used. Accordingly, the estimates provided herein do not necessarily indicate amounts which could be realized in a current market exchange.

In addition, as the Bank normally intends to hold the majority of its financial instruments until maturity, it does not expect to realize many of the estimated amounts disclosed. The disclosures also do not include estimated fair value amounts for items which are not defined as financial instruments but which have significant value. These include such off-balance sheet items as core deposit intangibles on non-acquired deposits. The Bank does not

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4—FAIR VALUE MEASUREMENTS—(continued)

believe that it would be practicable to estimate a representational fair value for these types of items as of December 31, 2009 and 2008.

As ASC 825-10-50 excludes certain financial instruments and all non-financial instruments from its disclosure requirements, any aggregation of the fair value amounts presented would not represent the underlying value of the Bank.

The estimated fair values of the Bank’s significant on-balance sheet financial instruments at December 31 were as follows (in thousands):

	As of December 31, 2009		As of December 31, 2008
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$103,115	$103,115	$38,752	$38,752
Investment securities available-for- sale	$114,937	$114,937	$188	$188
Investment securities held-to- maturity	$43,384	$43,536	$32,216	$32,686
Investment securities—CRA	$4,000	$4,000	$4,000	$4,000
Restricted equity investments	$3,643	$3,643	$3,643	$3,643
Loans held-for-sale	$1,731	$1,731	$308	$308
Loans	$1,102,224	$1,038,580	$1,229,416	$1,137,572

Financial liabilities:
Deposits	$1,420,762	$1,429,500	$1,211,269	$1,217,591
Federal funds purchased	$—	$—	$25,003	$25,003
FHLB borrowings	$28	$28	$20,042	$20,048
Junior subordinated debentures	$30,928	$7,132	$30,928	$12,416

NOTE 5—CASH AND DUE FROM BANKS

The Bank was required to maintain an average reserve balance of approximately $4.0 million and $3.9 million at December 31, 2009 and 2008, respectively, with the Federal Reserve Bank or maintain such reserve balances in the form of cash. This requirement was met by holding cash and maintaining average reserve balances with the Federal Reserve Bank in excess of the held cash amounts.

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6—INVESTMENT SECURITIES

Investment securities at December 31, 2009 and December 31, 2008 consisted of the following:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(Dollars in thousands)
2009
Available-for-sale:
Mortgage-backed securities and collateralized mortgage obligations	$80,039	$1,248	$(29)	$81,258
U.S. Government and agency securities	27,661	133	—	27,794
Obligations of states and political subdivisions	6,044	—	(159)	5,885

Total	$113,744	$1,381	$(188)	$114,937

Held-to-maturity:
Mortgage-backed securities and collateralized mortgage obligations	$5,807	$90	$(64)	$5,833
U.S. Government and agency securities	28,238	208	(47)	28,399
Obligations of states and political subdivisions	9,339	111	(146)	9,304

	43,384	409	(257)	43,536
Investment securities—
Other Community Reinvestment Act	4,000	—	—	4,000

Total	$47,384	$409	$(257)	$47,536

Restricted equity securities	$3,643	$—	$—	$3,643

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
2008
Available-for-sale:
Mortgage-backed securities and collateralized mortgage obligations	$188	$1	$(1)	$188

Total	$188	$1	$(1)	$188

Held-to-maturity:
Mortgage-backed securities and collateralized mortgage obligations	$1,799	$52	$—	$1,851
U.S. Government and agency securities	27,496	419	—	27,915
Obligations of states and political subdivisions	2,921	22	(23)	2,920

	32,216	493	(23)	32,686
Investment securities—
Other Community Reinvestment Act	4,000	—	—	4,000

Total	$36,216	$493	$(23)	$36,686

Restricted equity securities	$3,643	$—	$—	$3,643

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6—INVESTMENT SECURITIES—(continued)

The table below presents the gross unrealized losses and fair value of the Bank’s investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2009. Of these amounts, five available-for-sale and six held-to-maturity investments comprised the less than 12 months category, and five held-to-maturity investments comprised the 12 months or more category. Total unrealized losses for mortgage backed available-for-sale securities greater than 12 months at December 31, 2009, were approximately $200, and therefore, were not included in the table below.

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
At December 31, 2009
Available-for-sale:
Mortgage-back securities and collateralized mortgage obligations	$6,938	$(29)	$—	$—	$6,938	$(29)
Obligations of state and political subdivisions	4,830	(159)	—	—	4,830	(159)
Held-to-maturity:
Mortgage-back securities and collateralized mortgage obligations	$4,103	$(64)	$—	$—	$4,103	$(64)
U.S. Government and agency securities	7,953	(47)	—	—	7,953	(47)
Obligations of state and political subdivisions	3,421	(132)	802	(14)	4,223	(146)

	$27,245	$(431)	$802	$(14)	$28,047	$(445)

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At December 31, 2008
Available-for-sale:
Mortgage-back securities and collateralized mortgage obligations	$52	$(1)	$28	$—	$80	$(1)
Held-to-maturity:
Obligations of state and political subdivisions	402	(6)	1,180	(17)	1,582	(23)

	$454	$(7)	$1,208	$(17)	$1,662	$(24)

All unrealized losses reflected above were the result of changes in interest rates subsequent to the purchase of the securities. Because the decline in fair value is attributable to the changes in interest rates and not credit quality, and because the Bank does not intend to sell the securities in this class and it is not likely that the Bank will be required to sell these securities before recovery of their amortized cost bases, which may include holding each security until maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6—INVESTMENT SECURITIES—(continued)

The amortized cost and estimated fair value of investment securities at December 31, 2009, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Due in one year or less	$—	$—	$4,252	$4,296
Due after one year through five years	24,716	24,831	14,734	14,944
Due after five years through ten years	8,102	8,175	14,775	14,698
Due after ten years	80,926	81,931	9,623	9,598

	$113,744	$114,937	$43,384	$43,536

At December 31, 2009, investment securities with an estimated fair market value of $157.4 million were pledged to secure public deposits, certain nonpublic deposits and borrowings.

NOTE 7—LOANS

Loans as of December 31, 2009, consisted of the following (in thousands):

	2009	2008
Real estate—commercial	$564,016	$552,090
Real estate—construction	211,732	280,219
Real estate—residential	31,991	22,587
Commercial	209,538	252,377
Agricultural	43,418	48,640
Consumer	81,575	82,253
Overdrafts	4,929	7,462
Other	1,828	2,360

Gross Loans	$1,149,027	$1,247,988
Less: allowance for loan losses	(45,903)	(17,157)
Less: deferred loan fees	(900)	(1,415)

Loans, net	$1,102,224	$1,229,416

The Bank’s market area consists principally of Jackson, Josephine, Deschutes, Douglas and Klamath counties of Oregon, and Butte, Siskiyou, Shasta, Tehama, Placer, Sacramento and Yolo counties of northern California. A substantial portion of the Bank’s loans are collateralized by real estate in these geographic areas and, accordingly, the ultimate collectability of a substantial portion of the Bank’s loan portfolio is susceptible to changes in the respective local market conditions.

In the normal course of business, the Bank participates portions of loans to third parties in order to extend the Bank’s lending capability or to mitigate risk. At December 31, 2009 and 2008, the portion of these loans participated to third parties (which are not included in the accompanying consolidated financial statements) totaled approximately $28.3 million and $34.3 million, respectively.

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8—ALLOWANCE FOR LOAN LOSSES

Transactions in the allowance for loan losses for the years ended December 31 were as follows (in thousands):

	2009	2008	2007
BALANCE, beginning of year	$17,157	$11,450	$10,877
Loan loss provision	88,031	36,500	686
Loans charged-off	(61,067)	(40,915)	(827)
Recoveries of loans previously charged-off	1,782	1,010	533
Acquired from Stockmans Bank merger	—	9,112	—
Balance sheet reclassification	—	—	(255)
Finance portfolio purchased	—	—	436

BALANCE, end of year	$45,903	$17,157	$11,450

Transactions for impaired loans for the years ended December 31 were as follows (in thousands):

	2009	2008	2007
Loans past due 90 days, still accruing	$5,420	$1,437	$—
Loans on nonaccrual status	$98,497	$68,496	$8,221
Recorded investment in impaired loans	$98,497	$81,178	$8,473
Impaired loans with a specific allowance	$19,781	$19,012	$6,022
Impaired loans without a specific allowance	$78,716	$62,166	$2,451
Total allowance for loan losses on impaired loans	$7,719	$6,270	$383
The average recorded investment in impaired loans	$94,260	$40,788	$3,108
Interest income recognized on impaired loans—accrual basis	$—	$77	$—
Interest income recognized on impaired loans—cash basis	$528	$626	$429
Interest income foregone on impaired loans	$9,088	$4,703	$243

In some instances the Company has modified or restructured loans to amend the interest rate and/or to extend the maturity. Through December 31, 2009, any such amendments have generally been consistent with the terms of newly booked loans reflecting current standards for amortization and interest rate and do not represent concessions to such borrowers. In those instances where concessions have been granted meeting the criteria for a troubled debt restructuring (“TDR”), the related loans have been recorded as TDR’s and placed on non-accrual status. TDR’s recorded by the Company at December 31, 2009 totaled $7.2 million and were comprised of 11 loans.

NOTE 9—PREMISES AND EQUIPMENT

Premises and equipment at December 31 consisted of the following (in thousands):

	2009	2008
Land and improvements	$12,866	$12,295
Buildings and leasehold improvements	37,802	36,416
Furniture and equipment	19,527	19,424

	70,195	68,135
Less accumulated depreciation and amortization	(22,501)	(20,253)

	47,694	47,882
Construction in progress	118	264

Premises and equipment, net of accumulated depreciation and amortization	$47,812	$48,146

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9—PREMISES AND EQUIPMENT—(continued)

Included in land and improvements is a land parcel with a book value of $387,000 located in Rogue River, Oregon, and held for future branch development.

Depreciation expense totaled $3.1 million, $3.2 million, and $2.6 million for the years ended December 31, 2009, 2008 and 2007, respectively.

At December 31, 2009, there were no new construction contracts for new branches. Unpaid construction contracts related to branch facility improvements were approximately $48,000 at December 31, 2009.

NOTE 10—CORE DEPOSIT INTANGIBLES

At December 31, 2009 and 2008, PremierWest had $3.4 million and $2.5 million of core deposit intangibles, respectively, net of accumulated amortization of $3.9 million and $3.1 million, respectively. For each of the years ending December 31, 2009, 2008 and 2007, PremierWest recorded amortization expense related to these core deposit intangibles totaling $817,000, $698,000 and $494,000, respectively.

The table below presents the estimated amortization expense for the core deposit intangibles acquired in all mergers for each of the next five years and thereafter:

Year	Estimated Amount
(Dollars in thousands)
2010	$958
2011	$499
2012	$465
2013	$465
2014	$465
Thereafter	$596

$3,448

NOTE 11—GOODWILL

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

At December 31, 2009, the Company determined that a number of factors suggested that goodwill impairment might exist and, accordingly engaged an independent third party valuation consultant to perform an impairment analysis as had been done as of September 20, 2009, June 30, 2009, March 31, 2009, and December 31, 2008. An impairment analysis includes a two step process, the first step of which compares the fair value of a reporting unit to its carrying value.

Because the Company’s operations are comprised almost exclusively of its commercial banking activities, the step one analysis assessed the fair value of the entire Company as a single unit against its carrying value. As a consequence of the current banking environment and a continuing decline in the Company’s market

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11—GOODWILL—(continued)

capitalization (fair value of the reporting unit) below the book value of its equity on the balance sheet at December 31, 2009, the step one analysis indicated potential impairment existed and that a step two evaluation was required to properly assess potential goodwill impairment.

The step two analysis involves the determination of the fair value of the reporting unit’s assets and liabilities. Fair value adjustments to all components of the balance sheet were determined as follows:

The loan portfolio was valued in accordance with ASC 820-10-05 reflecting a priority of valuation methodology.

•

Accordingly, Level 1 and Level 2 inputs were unavailable due to the absence of conformity of loans (with the exception of mortgage loans) and to the significant liquidity discount inherent in bank credits as a consequence of general economic conditions.

•	Loans were aggregated into pools with similar characteristics for purposes of using the discounted cash flow methodology for determining the fair value of each pool.

•

The monthly principal and interest totals for each pool of loans were projected based on the contractual terms of the loans, including maturity and amortization requirements with adjustments for prepayments where appropriate.

•

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

•

Core deposit intangibles were valued using the discounted cash flow approach which uses the difference in cash flows between maintaining the existing core deposit base and obtaining alternative funds over the life of the deposit base.

•	The cost of alternative funding was assumed to be equivalent to brokered certificate of deposit rates for deposit equivalent durations as of the measurement date.

•	The discount rate used was 15%.

Time deposits (CD’s) were valued by separating them into pools of retail CD’s under $100,000; long term deposits and jumbo CD’s; and retail CD’s with maturities over four years placed in the long-term deposit pool. Average interest rates for each period the time deposits were outstanding were calculated and applied to balances outstanding by respective period to establish principal and interest cash flows for each deposit pool. The cash flows were then discounted using published current CD market rates and current brokered CD rates as of the measurement date.

Based on the results of the step two analysis, the Company concluded that the implied fair value of the goodwill was less than its carrying value on the Company’s balance sheet and goodwill impairment existed at December 31, 2009. The Company recorded a goodwill impairment charge of $74.9 million at December 31, 2009, reducing the goodwill account on the balance sheet to zero.

The goodwill impairment charge had no effect on the Company’s cash balances, liquidity or regulatory capital ratios.

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12—TIME DEPOSITS

Time deposits of $100,000 and over totaled approximately $221.9 million and $205.9 million at December 31, 2009 and 2008, respectively.

At December 31, 2009, the scheduled annual maturities for all time deposits were as follows (in thousands):

Years ending December 31,
2010	$438,809
2011	127,026
2012	25,864
2013	42,382
2014	7,068
Thereafter	2,727

$643,876

The Company had total brokered deposits of $44.3 million and $123.9 million at December 31, 2009 and 2008, respectively.

NOTE 13—FEDERAL FUNDS PURCHASED

The Bank maintains Federal funds lines with correspondent banks as a backup source of liquidity. Federal funds purchased generally mature within one to four days from the transaction date. The balance outstanding at December 31, 2009 and December 31, 2008 was zero and $25.0 million respectively. The Bank had approximately $30.5 million of federal funds lines available to draw against.

NOTE 14—FEDERAL HOME LOAN BANK BORROWINGS

The Bank had long-term borrowings outstanding with the Federal Home Loan Bank (“FHLB”) totaling $28,000 and $42,000 as of December 31, 2009 and 2008, respectively. The Bank makes monthly principal and interest payments on the long-term borrowings, which mature by 2014 and bear a fixed interest rate of 6.53%. The Bank also participates in the Cash Management Advance (“CMA”) program with the FHLB. CMA borrowings are short-term borrowings that mature within one year and accrue interest at the variable rate as published by the FHLB. As of December 31, 2009, the Bank had no outstanding CMA borrowings. As of December 31, 2008 the Bank had $20.0 million in CMA borrowings outstanding at the variable interest rate of 0.76%. All outstanding borrowings with the FHLB are collateralized as provided for under the Advances, Security and Deposit Agreement between the Bank and the FHLB and include the Bank’s FHLB stock and any funds or investment securities held by the FHLB that are not otherwise pledged for the benefit of others. In addition, certain qualifying loans totaling approximately $39.1 million were pledged to support the Bank’s outstanding advances and provided for an additional available borrowing capacity of approximately $10.5 million as of December 31, 2009.

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14—FEDERAL HOME LOAN BANK BORROWINGS—(continued)

The scheduled repayment of FHLB borrowings is as follows (in thousands):

Years ending December 31,
2010	$7
2011	7
2012	7
2013	6
2014	1

$28

NOTE 15—JUNIOR SUBORDINATED DEBENTURES

On December 30, 2004, the Company established two wholly-owned statutory business trusts (“PremierWest Statutory Trust I and II”) that were formed to issue junior subordinated debentures and related common securities. On August 25, 2005, Stockmans Financial Group established a wholly-owned statutory business trust (“Stockmans Financial Trust I”) to issue junior subordinated debentures and related common securities. Following the acquisition of Stockmans Financial Group, the Company became the successor-in-interest to Stockmans Financial Trust I. Common stock issued by the Trusts and held as an investment by the Company are recorded in other assets in the consolidated balance sheets. Following are the terms of the junior subordinated debentures as of December 31, 2009:

Trust Name	Issue Date	Issued Amount 12/31/2009	Rate	Maturity Date	Redemption Date
PremierWest Statutory Trust I	December 2004	$7,732,000	LIBOR+1.75%(1)	December 2034	December 2009
PremierWest Statutory Trust II	December 2004	7,732,000	5.65%(2)	March 2035	March 2010
Stockmans Financial Trust I	August 2005	15,464,000	5.93%(3)	September 2035	September 2010

		$30,928,000

(1)	PremierWest Statutory Trust I was bearing interest at the fixed rate of 5.65% until mid-December 2009, at which time it changed to a variable rate of LIBOR plus 1.75%, adjusted quarterly, through the final maturity date in December 2034.
(2)	PremierWest Statutory Trust II bears interest at the fixed rate of 5.65% until March 2010, at which time it converts to the variable rate of LIBOR + 1.79%, adjusted quarterly, through the final maturity date in March 2035.
(3)	Stockmans Financial Trust I bears interest at the fixed rate of 5.93% until September 2010, at which time it converts to the variable rate of LIBOR + 1.42%, adjusted quarterly, through the final maturity date in September 2035.

The Oregon Department of Consumer and Business Services, which supervises banks and bank holding companies through its Division of Finance and Corporate Securities, and the Federal Reserve have policies that encourage banks and bank holding companies to pay dividends from current earnings, and have the general authority to limit the dividends paid by banks and bank holding companies, respectively. The Company does not expect to be in a position to pay interest payments on trust preferred securities without regulatory approval or

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15—JUNIOR SUBORDINATED DEBENTURES—(continued)

until the Bank is “well-capitalized” and has satisfied conditions in any regulatory agreement or action. We are permitted to defer such interest payments for up to 20 consecutive quarters, but during a deferral period we are prohibited from making dividend payments on our capital stock. The amount of accrued and unpaid interest was approximately $509,000 as of December 31, 2009.

NOTE 16—PREFERRED STOCK

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

In connection with the issuance and sale of the Company’s securities, the Company entered into a Letter Agreement including the Securities Purchase Agreement-Standard Terms, dated February 13, 2009, with the United States Department of the Treasury (the “Agreement”). The Agreement contains limitations on the payment of quarterly cash dividends on the Company’s common stock in excess of $0.057 per share and on the Company’s ability to repurchase its common stock. The Agreement also grants the holders of the Series B Preferred Stock, the Warrant and the common stock to be issued under the Warrant registration rights, and subjects the Company to executive compensation limitations included in the Emergency Economic Stabilization Act of 2008 as amended by the American Recovery and Reinvestment Act of 2009. Participants in the TARP Capital Purchase Program are required to have in place limitations on the compensation of Senior Executive Officers and other employees.

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

In the fourth quarter of 2009, dividends were accrued, but not paid, in order to preserve capital. As of December 31, 2009, accrued dividends totaled approximately $784,000.

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16—PREFERRED STOCK—(continued)

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

NOTE 17—OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

In the normal course of business, the Bank is a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in the accompanying consolidated balance sheets. The contractual amounts of these instruments reflect the extent of the Bank’s involvement in these particular classes of financial instruments. As of December 31, 2009 and 2008, the Bank had no commitments to extend credit at below-market interest rates and held no derivative financial instruments.

The Bank’s exposure to credit loss in the event of non-performance for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The distribution of commitments to extend credit approximates the distribution of loans outstanding.

A summary of the Bank’s off-balance sheet financial instruments at December 31 is as follows (in thousands):

	2009	2008
Commitments to extend credit	$103,614	$140,637
Standby letters of credit	22,252	28,225

Total off-balance sheet financial instruments	$125,866	$168,862

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

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18—INCOME TAXES

The provision (benefit) for income taxes for the years ended December 31 was as follows (in thousands):

	2009	2008	2007
Current expense:
Federal	$(7,938)	$(6,264)	$8,506
State	76	—	1,895

	(7,862)	(6,264)	10,401

Deferred expense (benefit):
Federal	17,617	1,427	(806)
State	(12,037)	(656)	(292)

	5,580	771	(1,098)

Provision (benefit) for income taxes	$(2,282)	$(5,493)	$9,303

The provision for income taxes results in effective tax rates that are different than the federal income tax statutory rate. Differences for the years ended December 31 are as follows (in thousands):

	2009		2008		2007
	Amount	Rate	Amount	Rate	Amount	Rate
Expected federal income tax provision at statutory rate	$(52,064)	35.00%	$(4,561)	35.00%	$8,542	35.00%
State income taxes, net of federal effect	(4,133)	2.78%	(750)	5.76%	1,208	4.95%
Effect of non-taxable interest income, net	(131)	0.09%	(152)	1.17%	(199)	-0.82%
Effect of non-taxable increases in the cash surrender value of life insurance	(219)	0.15%	(244)	1.87%	(188)	-0.77%
Stock-based compensation	156	-0.11%	184	-1.41%	212	0.87%
Goodwill impairment	24,274	-16.32%	—	0.00%	—	0.00%
Increase in valuation allowance	30,172	-20.28%	—	0.00%	—	0.00%
Other, net	(337)	0.23%	30	-0.24%	(272)	-1.11%

Provision for income taxes	$(2,282)	1.53%	$(5,493)	42.15%	$9,303	38.12%

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18—INCOME TAXES—(continued)

The components of the net deferred tax assets as of December 31 were approximately as follows (in thousands):

	2009	2008
Assets:
Allowance for loan losses	$18,440	$6,892
Benefit plans	3,612	3,414
Intangibles	1,302	—
State tax credits	517	398
Net operating loss	10,480	—
Other	2,930	1,278

Total deferred tax assets	37,281	11,982

Liabilities:
Net unrealized gains on investment securities available-for-sale	426	20
FHLB stock dividends	353	353
Premises and equipment	3,315	3,293
Intangibles	—	1,184
Loan origination costs	1,231	1,166
Prepaids	286	286
Deferred revenue	42	99
Other	1,882	21

Total deferred tax liabilities	7,535	6,422

Net deferred tax asset subtotal	29,746	5,560
Valuation allowance	(29,746)	—

Net deferred tax asset	$—	$5,560

A $19.9 million federal net operating loss carryforward is available to offset future federal taxable income. This net operating loss will expire in 2029 if not utilized in an earlier period. An Oregon net operating loss carryforward of $40.7 million is available to offset future Oregon taxable income, which will begin to expire in 2023 if not utilized in an earlier period. A California net operating loss carryforward of $20.7 million is available to offset future California taxable income which will begin to expire in 2028 if not utilized in an earlier period. Federal general business credits of $243,000 are available to offset future income and will begin to expire in 2028. Federal alternative minimum tax credits of $503,000 are available to offset future federal income tax. These credits have no expiration.

The state tax credits include purchased tax credits totaling $255,000 and $130,000 at December 31, 2009 and 2008, respectively. These purchased tax credits consist of State of Oregon Business Energy Tax Credits (“BETC”) that will be utilized to offset future Oregon income taxes. The Company made BETC purchases in 2006 through 2008. The purchased credits expire after 8 years but are expected to be utilized within 5 years of purchase. Additional state tax credits include Oregon Lending credits that expire in 2014 as well as California Hiring credits and California Low-Income Housing credits. Neither of these credits has an expiration period; however, the California Hiring credit is dependent upon the Company continuing to transact business in the Enterprise Zone.

The 2009 increase in the net deferred tax asset valuation allowance of approximately $29.7 million included the effect of $426,000 related to unrealized gains and losses on securities available-for-sale that was allocated to other comprehensive income.

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18—INCOME TAXES—(continued)

Management believes, based upon the Bank’s expected performance, that deferred tax assets will not be recognized in the normal course of operations within the next business cycle and, accordingly, Management has reduced the entire net deferred tax asset by a corresponding valuation allowance.

NOTE 19—BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE

The following summarizes the calculations for basic and diluted earnings (loss) per common share, after giving retroactive effect for stock dividends, for the years ended December 31, (in thousands, except per share amounts):

	Net Income Available to Common Shareholders (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
2009
Basic loss per common share (loss available to common shareholders net of $2.2 million preferred share dividends declared and accretion of discount)	$(148,643)	24,744,835	$(6.01)

Effect of assumed warrant to purchase common stock	—	—
Effect of assumed conversion of stock options	—	—

Diluted loss per common share	$(148,643)	24,744,835	$(6.01)

2008
Basic loss per common share (loss available to common shareholders net of $275,000 declared dividends to preferred shareholders)	$(7,814)	23,236,056	$(0.34)

Effect of assumed conversion of stock options	—	—

Diluted loss per common share	$(7,814)	23,236,056	$(0.34)

2007
Basic earnings per common share (earnings available to common shareholders net of $275,000 declared dividends to preferred shareholders)	$14,827	17,865,617	$0.83

Effect of assumed conversion of stock options	—	308,187
Effect of assumed conversion of Preferred Stock	—	1,169,925
Add back preferred stock dividend declared	275	—

Diluted loss per common share	$15,102	19,343,729	$0.78

As of December 31, 2009, 2008 and 2007, stock options of approximately 957,000, 794,000 and 219,000, respectively, were not included in the computation of diluted earnings per share as their inclusion would have been anti-dilutive.

NOTE 20—TRANSACTIONS WITH RELATED PARTIES

Certain officers and directors (and the companies with which they are associated) are customers of, and have had banking transactions with, the Bank in the ordinary course of business. All loans and commitments to lend to

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20—TRANSACTIONS WITH RELATED PARTIES—(continued)

such parties are generally made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. In the opinion of Management, these transactions do not involve more than the normal risk of collectability or present any other unfavorable features.

An analysis of the activity with respect to loans outstanding to directors and executive officers of the Bank and their affiliates for the years ended December 31 is as follows (in thousands):

	2009	2008
Beginning balance	$23,617	$17,183
Additions	955	8,457
Repayments	(1,401)	(2,023)

Ending balance	$23,171	$23,617

Deposits held for executive officers and directors at December 31, 2009 and 2008, were approximately $13.4 million and $14.2 million, respectively.

NOTE 21—BENEFIT PLANS

401(k) profit sharing plan—The Bank maintains a 401(k) profit sharing plan (the Plan) that covers substantially all full-time employees. Employees may make voluntary tax deferred contributions to the Plan, and the Bank’s contributions to the Plan are at the discretion of the Board of Directors, not to exceed the amount deductible for federal income tax purposes. Employees vest in the Bank’s contributions to the Plan over a period of six years. Total amounts charged to operations under the Plan were approximately $343,000, $456,000 and $506,000 for the years ended December 31, 2009, 2008 and 2007, respectively. The decrease in expenses in 2009 is due to the Bank reducing the matching contribution effective July 2009.

Executive supplemental retirement and severance plans—In connection with previous acquisitions of United Bancorp, Timberline Bancshares, Inc., Mid Valley Bank and Stockmans Bank, the Company entered into various severance, non-compete, deferred compensation and retirement agreements with previous executives and Board members of the acquired companies. These plans provide for retirement benefits that increase annually until each executive reaches retirement age and will be paid out over a period ranging from 15 years to life (for two executives). The deferred compensation plan provides interest on income previously earned for which receipt was deferred for tax purposes, plus interest accrued. As of December 31, 2009 and 2008, the Bank’s recorded liability pursuant to these agreements was $8.3 million and $7.7 million respectively. Payments on these plans are made monthly and will continue until the liabilities are paid in full. The expenses related to these agreements were $1.3 million, $934,000, and $1.1 million for the years ended December 31, 2009, 2008 and 2007, respectively. To support its obligations under these arrangements, the Bank acquired bank-owned life insurance policies. These policies had aggregate cash surrender values of $16.1 and $15.5 as of December 31, 2009 and 2008, respectively. The increase in the cash surrender value of the bank-owned life insurance policies was $556,000, $609,000, and $470,000 for the years ended December 31, 2009, 2008, and 2007, respectively.

NOTE 22—STOCK OPTION PLAN

At December 31, 2009, PremierWest Bancorp had two outstanding stock option plans—the 1992 Stock Option Plan (“1992 Plan”) and the 2002 Stock Incentive Plan (“2002 Plan”). The 2002 Plan superseded the 1992 Plan; no additional grants may be made under the 1992 Plan. The 2002 Plan was initially established in May 2002 and

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22—STOCK OPTION PLAN—(continued)

was approved by shareholders. The 2002 Plan was subsequently amended and restated in May 2005 to allow for the issuance of restricted stock grants in addition to stock options. The 2002 Plan was also amended and restated in May 2007 to increase the number of shares available for issuance under the plan by 1,000,000 shares. The amended and restated 2002 Plan was approved by shareholders in May 2005 and 2007, and allows for the issuance of up to 2,109,085 shares of stock awards of which a total of 1,182,751 shares were available for issuance as either stock options or restricted stock grants as of December 31, 2009. As of December 31, 2009, there were 5,000 restricted stock grants outstanding, which are expected to fully vest by 2016.

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

Stock option activity during the year ended December 31, 2009 was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Stock options outstanding, 12/31/08	1,049,399	$8.97
Granted	7,099	3.77
Exercised	(14,559)	3.01
Forfeited	(64,048)	9.82
Expired	(20,519)	6.13

Stock options outstanding, 12/31/09	957,372	$9.02	5.82	$—

Stock options exercisable, 12/31/09	534,573	$8.22	4.46	$—

PremierWest Bancorp follows ASC 715-20-05 “Share-Based Payment”. ASC 715-20-05 requires companies to measure and recognize as compensation expense the grant date fair market value for all share-based awards. That portion of the grant date fair market value that is ultimately expected to vest is recognized as expense over the requisite service period, typically the vesting period, utilizing the straight-line attribution method. ASC 715-20-05 requires companies to estimate the fair market value of stock-based payment awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model to value our stock options. The Black-Scholes model requires the use of assumptions regarding the historical volatility of our stock price, our expected dividend yield, the risk-free interest rate and the weighted average expected life of the options. The following schedule reflects the weighted-average assumptions included in this model as it relates to the valuation of options granted for the periods indicated:

	2009	2008	2007
Risk-free interest rate	3.0%	3.3%	4.6%
Expected dividend	2.54%	2.49%	0.78%
Expected life, in years	7.0	7.0	7.1
Expected volatility	38%	28%	28%

The weighted-average grant date fair value of options granted during the years ended 2009, 2008, and 2007 was $0.92, $2.54, and $4.82, respectively.

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22—STOCK OPTION PLAN—(continued)

The following table presents the intrinsic value of stock options exercised, cash received from stock options exercised and the tax benefit realized for deductions related to stock options exercised and the unrecognized stock-based compensation as of or for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
Intrinsic value of stock options exercised	$30,000	$977,000	$328,000
Cash received from stock options exercised	$43,800	$73,000	$254,000
Tax benefit realized from stock options exercised	$—	$138,000	$157,000
Unrecognized stock-based compensation	$910,918	$1,353,930	$1,335,156

Stock-based compensation expense recognized under ASC 715-20-05 for the year ended December 31, 2009, resulting from stock options that were granted during the current and previous periods that vested during the current period, totaled $448,000 with a related tax benefit of $179,000. At December 31, 2009, unrecognized compensation expense from restricted stock grants was $8,000 and will be fully expensed in 2010.

Unrecognized stock-based compensation will be recognized over 1.9 years, 2.2 years and 2.0 years, as of December 31, 2009, 2008 and 2007, respectively.

Information regarding the number, weighted-average exercise price and weighted-average remaining contractual life of options by range of exercise price at December 31, 2009, is as follows:

Exercise Price Range	Options Outstanding			Exercisable Options
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)
$3.01 – $6.00	187,187	4.97	2.81	176,594	5.01	2.43
$6.01 – $9.00	279,234	8.60	6.83	114,423	8.22	4.74
$9.01 – $12.00	417,727	10.01	6.20	202,379	9.54	5.45
$12.01 – $15.00	15,343	12.86	6.87	6,448	13.03	6.84
$15.01 – $18.00	57,881	15.98	6.25	34,729	15.98	6.25

	957,372			534,573

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

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23—COMMITMENTS AND CONTINGENCIES

Operating lease commitments—As of December 31, 2009, the Bank leased certain properties from unrelated third parties. Future minimum lease commitments pursuant to these operating leases are as follows (in thousands):

Years ending December 31,	$1,068
2010	835
2011	719
2012	543
2013	437
2014	3,111

Thereafter	$6,713

Rental expense for all operating leases was $1.1 million, $1.0 million and $696,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Legal contingencies—We are currently a party to various claims and legal proceedings. If Management believes that a loss arising from these matters is probable and can reasonably be estimated, we record the amount of the loss, or the minimum estimated liability when the loss is estimated using a range, and no point within the range is more probable than another. As additional information becomes available, any potential liability related to these matters is assessed and the estimates are revised, if necessary.

Based on currently available information, Management believes that the ultimate outcome of these matters, individual and in the aggregate, will not have a material adverse effect on our financial position or overall trends in results of operations. However, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages or an injunction prohibiting us from selling one or more products. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the financial position and results of operations of the period in which the ruling occurs or in future periods.

NOTE 24—REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require PremierWest and the Bank to maintain minimum amounts and ratios (set forth in the following tables) of Tier 1 capital to average assets, and Tier 1 and total capital to risk-weighted assets (all as defined in the regulations). Management believes that as of December 31, 2009 and 2008, PremierWest and the Bank met or exceeded all relevant capital adequacy requirements.

As of December 31, 2009, the Bank was categorized as adequately capitalized under the regulatory framework for prompt correction action. To be categorized as “well-capitalized,” PremierWest and the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table.

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24—REGULATORY MATTERS—(continued)

During the third quarter of 2009, the FDIC completed its regularly scheduled examination of the Bank. Based on discussions with the FDIC following the examination, we expect to receive a regulatory agreement from the FDIC requiring us to take certain steps to further strengthen the Bank, such as reducing the level of classified assets, increasing capital levels, and addressing other criticisms from the examination.

PremierWest’s and the Bank’s actual and required capital amounts and ratios are presented in the following table (in thousands):

	Actual		Regulatory Minimum To Be Adequately Capitalized			Regulatory Minimum To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
December 31, 2009
Tier 1 capital (to average assets)
Company	$90,284	5.38%	$67,151	≥	4.0%	N/A		N/A
Bank	$95,500	5.70%	$67,048	≥	4.0%	$83,810	≥	5.0%
Tier 1 capital (to risk-weighted assets)
Company	$90,284	6.84%	$52,765	≥	4.0%	N/A		N/A
Bank	$95,500	7.25%	$52,692	≥	4.0%	$79,038	≥	6.0%
Total capital (to risk-weighted assets)
Company	$113,705	8.62%	$105,530	≥	8.0%	N/A		N/A
Bank	$112,331	8.53%	$105,384	≥	8.0%	$131,730	≥	10.0%

	Actual		Regulatory Minimum To Be Adequately Capitalized			Regulatory Minimum To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
December 31, 2008
Tier 1 capital (to average assets)
Company	$135,020	9.60%	$56,296	≥	4.0%	N/A		N/A
Bank	$133,200	9.50%	$56,220	≥	4.0%	$70,275	≥	5.0%
Tier 1 capital (to risk-weighted assets)
Company	$135,020	9.80%	$55,465	≥	4.0%	N/A		N/A
Bank	$133,200	9.70%	$55,372	≥	4.0%	$83,057	≥	6.0%
Total capital (to risk-weighted assets)
Company	$152,243	11.10%	$110,930	≥	8.0%	N/A		N/A
Bank	$150,412	10.90%	$110,743	≥	8.0%	$138,429	≥	10.0%

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 25—PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for PremierWest (parent company only) is presented as follows (in thousands):

CONDENSED BALANCE SHEETS

	December 31,
	2009	2008
ASSETS
Cash and cash equivalents	$1,271	$361
Investment in subsidiary	99,682	205,639
Advances made to subsidiary	—	238
Other assets	2,820	1,733

Total assets	$103,773	$207,971

LIABILITIES
Junior subordinated debentures	$30,928	$30,928
Other liabilities	1,310	59

Total liabilities	32,238	30,987
SHAREHOLDERS’ EQUITY	71,535	176,984

Total liabilities and shareholders’ equity	$103,773	$207,971

CONDENSED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2009	2008	2007
Operating income	$587	$—	$103
Cash dividends from bank subsidiary	3,100	7,230	2,525
Interest expense	(1,794)	(1,725)	(874)
Other operating expense	(1,110)	(3,952)	(546)
Provision for income taxes	751	838	—

Income before equity in undistributed net earnings of subsidiary	1,534	2,391	1,208

Equity (deficit) in undistributed net earnings of subsidiary	(148,006)	(9,930)	13,894

NET INCOME (LOSS)	(146,472)	(7,539)	15,102
PREFERRED STOCK DIVIDENDS AND DISCOUNT ACCRETION	2,171	275	275

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(148,643)	$(7,814)	$14,827

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 25—PARENT COMPANY FINANCIAL INFORMATION—(continued)

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(146,472)	$(7,539)	$15,102
Adjustments to reconcile net income to net cash from operating activities:
Deficit (equity) in undistributed net earnings of subsidiary	148,006	9,930	(13,894)
Excess tax benefit from stock options exercised	—	(76)	(69)
Other, net	617	308	502

Net cash provided by operating activities	2,151	2,623	1,641

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of certificate of deposit on Bank subsidiary	—	(50)	—
Repayment of advances made to Bank subsidiary	238	1,768	2,078
Investment in Bank subsidiary	(40,400)	—	—

Net cash provided by investing activities	(40,162)	1,718	2,078

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock options exercised	48	73	254
Dividends paid on common stock	(236)	(5,051)	(2,683)
Dividends paid on preferred stock	(1,047)	(275)	(275)
Excess tax benefit from stock options exercised	—	76	69
Stock repurchased	—	(435)	(1,060)
Proceeds from issuance of preferred stock	41,400	—	—
Other, net	(1,244)	1,594	(10)

Net cash used in financing activities	38,921	(4,018)	(3,705)

NET INCREASE IN CASH AND CASH EQUIVALENTS	910	323	14
CASH AND CASH EQUIVALENTS, Beginning of year	361	38	24

CASH AND CASH EQUIVALENTS, End of year	$1,271	$361	$38

NOTE 26—SUBSEQUENT EVENT

Effective April 30, 2010, three existing California branches, Natomas, Roseville, and South Chico, and one existing Oregon branch, Stewart Parkway in Roseburg, will be closed and consolidated with existing PremierWest branches in close proximity.