Form 10-Q
period 2010-03-31
PREMIERWEST BANCORP
filed 2010-05-10
CIK 1102287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-50332

PREMIERWEST BANCORP

(Exact name of registrant as specified in its charter)

Oregon	93-1282171
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of shares outstanding of Registrant’s common stock as of May 7, 2010 was 100,348,303.

Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PREMIERWEST BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in 000’s)

(UNAUDITED)

ASSETS

	March 31, 2010	December 31, 2009	March 31, 2009
Cash and cash equivalents:
Cash and due from banks	$54,882	$33,092	$28,602
Federal funds sold	50,635	69,855	36,045
Interest-bearing deposits	45,265	168	161

Total cash and cash equivalents	150,782	103,115	64,808

Interest-bearing certificates of deposit (original maturities greater than 90 days)	10,650	50,650	198
Investments:
Investment securities available-for-sale, at fair market value	126,292	114,937	182
Investment securities held-to-maturity, at amortized cost (fair value of $31,149 at 3/31/10, $43,536 at 12/31/09, and $35,154 at 3/31/09)	30,685	43,384	34,808
Investment securities - Community Reinvestment Act	4,000	4,000	4,000
Restricted equity securities	3,643	3,643	3,643

Total investments	164,620	165,964	42,633

Mortgage loans held-for-sale	353	1,731	1,769

Loans, net of deferred loan fees	1,118,214	1,148,127	1,237,518
Allowance for loan losses	(46,518)	(45,903)	(25,659)

Loans, net	1,071,696	1,102,224	1,211,859

Premises and equipment, net of accumulated depreciation and amortization	47,269	47,812	47,446
Core deposit intangibles, net of amortization	3,208	3,448	2,274
Goodwill	-	-	70,437
Other real estate owned and foreclosed assets	21,517	24,748	9,362
Accrued interest and other assets	34,483	36,622	45,985

TOTAL ASSETS	$1,504,578	$1,536,314	$1,496,771

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Deposits:
Demand	$247,256	$256,167	$233,447
Interest-bearing demand and savings	502,680	520,719	432,269
Time $100,000 or greater	231,195	221,941	205,812
Time less than $100,000	380,810	421,935	367,784

Total deposits	1,361,941	1,420,762	1,239,312

Federal Home Loan Bank borrowings	27	28	37
Junior subordinated debentures	30,928	30,928	30,928
Accrued interest and other liabilities	13,737	13,061	12,079

Total liabilities	1,406,633	1,464,779	1,282,356

COMMITMENTS AND CONTINGENCIES (Note 12)
SHAREHOLDERS’ EQUITY
Series B Preferred Stock, net of unamortized discount, no par value (liquidation preference $1,000 per share), 41,400 shares authorized, issued and outstanding (41,400 at 12/31/09 and 3/31/09)	39,657	39,561	39,317
Common stock - no par value; 150,000,000 shares authorized; 81,077,351 shares issued and outstanding (24,771,928 at 12/31/09 and 24,766,928 at 3/31/09)	205,065	175,449	175,117
Accumulated deficit	(148,012)	(144,710)	(47)
Accumulated other comprehensive income	1,235	1,235	28

Total shareholders’ equity	97,945	71,535	214,415

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,504,578	$1,536,314	$1,496,771

See accompanying notes.

PREMIERWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in 000’s, Except for Loss per Share Data)

(UNAUDITED)

	For the Three Months Ended
	March 31, 2010	March 31, 2009
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$16,831	$19,726
Interest on investments:
Taxable	1,195	275
Nontaxable	51	28
Interest on federal funds sold	30	15
Other interest and dividends	71	2

Total interest and dividend income	18,178	20,046

INTEREST EXPENSE
Deposits:
Interest-bearing demand and savings	748	1,046
Time	2,147	4,139
Federal funds purchased	-	14
Federal Home Loan Bank advances	-	18
Junior subordinated debentures	456	449

Total interest expense	3,351	5,666

Net interest income	14,827	14,380

LOAN LOSS PROVISION	6,100	10,700

Net interest income after loan loss provision	8,727	3,680

NON-INTEREST INCOME
Service charges on deposits accounts	1,035	1,252
Mortgage banking fees	131	162
Investment brokerage and annuity fees	348	273
Other commissions and fees	722	586
Other non-interest income	481	239

Total non-interest income	2,717	2,512

NON-INTEREST EXPENSE
Salaries and employee benefits	7,020	7,046
Net occupancy and equipment	1,904	1,878
FDIC and state assessments	1,212	601
Communications	521	502
Professional fees	741	668
Advertising	174	194
Other non-interest expense	2,563	1,745

Total non-interest expense	14,135	12,634

LOSS BEFORE BENEFIT FOR INCOME TAXES	(2,691)	(6,442)
BENEFIT FOR INCOME TAXES	-	(2,835)

NET LOSS	(2,691)	(3,607)

PREFERRED STOCK DIVIDENDS AND DISCOUNT ACCRETION	611	372

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(3,302)	$(3,979)

LOSS PER COMMON SHARE:
BASIC	$(0.10)	$(0.16)

DILUTED	$(0.10)	$(0.16)

See accompanying notes.

PREMIERWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE LOSS

(Dollars in 000’s, Except Share Amounts)

	Preferred Stock		Common Stock		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity	Comprehensive Loss
	Shares	Amount	Shares	Amount

BALANCE - DECEMBER 31, 2008	-	$-	23,574,351	$168,032	$8,913	$39	$176,984
Comprehensive loss:
Net loss	-	-	-	-	(146,472)	-	(146,472)	$(146,472)
Other comprehensive income -
Change in fair value of securities available-for-sale	-	-	-	-	-	787	787	787
Amortization of unrealized gains for investment securities transferred to held-to-maturity	-	-	-	-	-	409	409	409

Comprehensive loss								$(145,276)

Preferred stock dividend declared	-	-	-	-	(1,831)	-	(1,831)
Common stock dividend (5%)	-	-	1,178,711	4,741	(4,741)	-	-
Common stock cash dividend	-	-	-	-	(236)	-	(236)
Cash paid for fractional shares	-	-	-	-	(3)	-	(3)
Stock-based compensation expense	-	-	-	448	-	-	448
Stock options exercised and issuance of restricted stock	-	-	18,866	48	-	-	48
Income tax benefit of stock options exercised	-	-	-	1	-	-	1
Issuance of Series B preferred stock to U.S. Treasury, and accretion of discount	41,400	39,561	-	-	(340)	-	39,221
Issuance of warrant to U.S. Treasury	-	-	-	2,179	-	-	2,179

BALANCE - December 31, 2009	41,400	39,561	24,771,928	175,449	(144,710)	1,235	71,535

Comprehensive loss:
Net loss	-	-	-	-	(2,691)	-	(2,691)	$(2,691)
Other comprehensive income -
Change in fair value of securities available-for-sale	-	-	-	-	-	2	2	2
Amortization of unrealized gains for investment securities transferred to held-to-maturity	-	-	-	-	-	(2)	(2)	(2)

Comprehensive loss								$(2,691)

Preferred stock dividend accrued	-	-	-	-	(515)	-	(515)
Stock offering	-	-	56,305,423	24,135	-	-	24,135
Subscription rights received not issued	-	-	-	5,377	-	-	5,377
Stock-based compensation expense	-	-	-	104	-	-	104
Accretion of discount from Series B preferred stock	-	96	-	-	(96)	-	-

BALANCE - March 31, 2010	41,400	$39,657	81,077,351	$205,065	$(148,012)	$1,235	$97,945

See accompanying notes.

PREMIERWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in 000’s)

	For The Three Months Ended
	March 31, 2010	March 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(2,691)	$(3,607)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	989	962
Loan loss provision	6,100	10,700
Deferred income taxes	-	(786)
Amortization of premiums and accretion of discounts on investment securities, net	363	80
Gain on sale of invesments	(244)	-
Funding of loans held-for-sale	(4,767)	(10,183)
Sale of loans held-for-sale	6,276	8,884
Gain on sale of loans held-for-sale	(131)	(162)
Change in BOLI value (net of benefit obligations)	131	89
Stock-based compensation expense	104	112
Loss on sales of premises and equipment	22	4
Gain on sale of other real estate owned and foreclosed assets	(317)	-
Write down of other real estate owned due to impairment	546	-
Write down of low income housing tax credit investment	41	23
Changes in accrued interest receivable/payable and other assets/liabilities	2,290	(12,842)

Net cash provided by (used in) operating activities	8,712	(6,726)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net investment in interest-bearing certificates of deposit	40,000	-
Purchase of investment securities available-for-sale	(70,048)	-
Proceeds from principal payments received on securities available-for-sale	4,752	-
Proceeds from sale of securities available-for-sale	53,855	6
Purchase of investment securities held-to-maturity	-	(6,289)
Proceeds from principal payments received on securities held-to-maturity	451	3,606
Proceeds from maturities and calls of investment securities held-to-maturity	12,215	-
Loan repayments, net	22,052	11,796
Purchase of premises and equipment	(228)	(122)
Sale or disposal of premises and equipment	-	35
Purchase of low income housing tax credit investment	(162)	(497)
Capital improvements of other real estate owned	(249)	-
Proceeds from sale of other real estate and foreclosed assets	5,627	-

Net cash provided by investing activities	68,265	8,535

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	(58,821)	28,043
Net decrease in Federal Home Loan Bank borrowings	(1)	(20,005)
Net decrease in Federal Funds purchased	-	(25,003)
Cash received from stock offerings	29,512	-
Dividends paid on common stock	-	(236)
Stock options exercised	-	48
Proceeds from issuance of preferred stock	-	41,400

Net cash provided by (used in) financing activities	(29,310)	24,247

NET INCREASE IN CASH AND CASH EQUIVALENTS	47,667	26,056

CASH AND CASH EQUIVALENTS - Beginning of the period	103,115	38,752

CASH AND CASH EQUIVALENTS - End of the period	$150,782	$64,808

SUPPLEMENTAL DISCOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$3,084	$5,975

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfers of loans to other real estate owned and foreclosed assets	$2,376	$4,939

Income tax benefit of stock options exercised	$-	$1

Increase in goodwill resulting from acquisition of Stockmans Financial Group	$-	$37

Preferred cash dividend accrued but not yet paid	$515	$276

Accretion of preferred stock discount	$96	$96

See accompanying notes.

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – The accompanying consolidated financial statements include the accounts of PremierWest Bancorp (the “Company” or “PremierWest”) and its wholly-owned subsidiary, PremierWest Bank (the “Bank”).

The Bank offers a full range of financial products and services through a network of 48 full service branch offices, 41 of which are located along the Interstate 5 freeway corridor between Roseburg, Oregon, and Sacramento, California. This total includes the two recently acquired Wachovia branches in Davis and Grass Valley, California (refer to Note 3). Of the 48 full service branch offices, 24 are located in Oregon (Jackson, Josephine, Deschutes, Douglas and Klamath Counties) and 24 are located in California (Siskiyou, Shasta, Butte, Tehama, Placer, Sacramento, Nevada and Yolo Counties). The Bank’s activities include the usual lending and deposit functions of a community-oriented commercial bank: commercial, real estate, installment and mortgage loans; checking, time deposit and savings accounts; mortgage loan brokerage services; and automated teller machines (“ATM”) and safe deposit facilities. The Bank has three subsidiaries: Premier Finance Company, PremierWest Investment Services, Inc. and Blue Star Properties, Inc. Premier Finance Company has offices in Medford, Grants Pass, Redmond, Roseburg, Klamath Falls, Eugene and Portland, Oregon and Redding, California and is engaged in the business of consumer lending. PremierWest Investment Services, Inc. operates throughout the Bank’s market area providing brokerage services for investment products including stocks, bonds, mutual funds and annuities. Blue Star Properties, Inc. serves solely to hold real estate properties for the Company but is currently inactive.

Effective April 30, 2010, three existing California branches (Natomas, Roseville and South Chico) and one existing Oregon branch (Stewart Parkway) closed and consolidated with existing PremierWest branches in close proximity.

In December 2004, the Company established PremierWest Statutory Trust I and II (the “Trusts”), as wholly-owned Delaware statutory business trusts, for the purpose of issuing guaranteed individual beneficial interests in junior subordinated debentures (“Trust Preferred Securities”). The Trusts issued $15.5 million in Trust Preferred Securities for the purpose of providing additional funding for operations and enhancing the Company’s consolidated regulatory capital. A third trust, the Stockmans Financial Trust I, in the amount of $15.5 million, was added in 2008 pursuant to the acquisition of Stockmans Financial Group. In accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 810-10-05, “Consolidation of Variable Interest Entities,” the Company has not included the Trusts in its consolidated financial statements. However, the junior subordinated debentures issued by the Company to the Trusts are reflected in the Company’s consolidated balance sheets.

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

The balance sheet data as of December 31, 2009 were derived from audited financial statements and do not include all disclosures contained in the 2009 Annual Report to Shareholders. The interim consolidated financial statements should be read in conjunction with the Company’s 2009 consolidated financial statements, including the notes thereto, included in the 2009 Annual Report to Shareholders as filed with the Securities and Exchange Commission under Form 10-K. The reader should keep in mind that the results of operations for the interim periods shown in the accompanying consolidated financial statements are not necessarily indicative of results for any future interim periods or the entire fiscal year.

Method of accounting and use of estimates – The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. This requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates made by Management involve the calculation of the allowance for loan losses, the fair value of available-for-sale investment securities, deferred tax assets, the value of other real estate owned and foreclosed assets, and the calculations involved in determining potential goodwill impairment.

The Company utilizes the accrual method of accounting, which recognizes income when earned and expenses when incurred.

In preparing these financial statements, the Company has evaluated events and transactions subsequent to March 31, 2010, for potential recognition or disclosure in the financial statements. In Management’s opinion, all accounting adjustments necessary to accurately reflect the financial position and results of operations on the accompanying financial statements have been made. These adjustments include normal and recurring accruals considered necessary for a fair and accurate presentation.

Reclassifications – Certain reclassifications have been made to the 2009 consolidated financial statements to conform to current year presentations. These reclassifications have no effect on previously reported net loss or loss per share.

Stock dividends – Share and per share data in the accompanying consolidated financial statements reflect all previously declared and paid stock dividends. A 5% stock dividend was declared on January 8, 2009, and paid on April 15, 2009. The impact of this stock dividend has been reflected in the statement of operations, statement of shareholders’ equity and comprehensive loss and all share and per share amounts for all periods presented. The Company did not declare a stock dividend in the quarter ended March 31, 2010.

Cash dividends – On January 8, 2009, the Company declared a $0.01 per share quarterly cash dividend on common stock. The dividend was paid on February 17, 2009, to PremierWest Bancorp shareholders of record as of January 30, 2009. No quarterly common stock cash dividend was declared in the quarter ended March 31, 2010.

On August 17, 2009, a cash dividend of $517,500 was paid to the United States Department of the Treasury pursuant to the Troubled Asset Relief Program Capital Purchase Program for the 41,400 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B, with cumulative dividends at a rate of 5.0% per annum for the first five years and 9.0% per annum thereafter. While payments have not been made since the third quarter of 2009, in order to preserve capital, the Company has continued to accrue dividends through the first quarter of 2010. As of March 31, 2010, accrued dividends totaled approximately $1.3 million, of which approximately $515,000 was accrued during the first quarter of 2010.

NOTE 2 – REGULATORY AGREEMENT, ECONOMIC CONDITIONS AND MANAGEMENT’S PLAN

Based on the results of an examination completed during the third quarter of 2009, effective April 6, 2010, the Bank stipulated to the issuance of a formal regulatory Consent Order (the “Agreement”) with the FDIC and the Oregon Division of Finance and Corporate Securities, the Bank’s principal regulators, primarily as a result of recent significant operating losses and increasing levels of non-performing assets. The Agreement imposes certain operating restrictions on the Bank, all of which have already been or are in the process of being implemented by the Bank.

Among the corrective actions required are for the Bank to retain qualified management, restrict dividends, reduce problem assets, maintain an adequate allowance for loan losses, revise the strategic plan and various policies, as well as maintain elevated capital levels. In addition, the Agreement provides timelines and thresholds from the date of issuance to achieve the aforementioned corrective actions.

In order to proactively respond to the current regulatory environment and the Bank’s credit issues, Management initiated measures intended to increase its capital and regulatory ratios prior to entering into the Agreement. Among the measures are the following:

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

•

Evaluation of all business lines within the organization for possible gains upon disposition or significant cost-savings opportunities, as evidenced by the Company’s recent consolidation of four of its branches (see Note 1).

The Bank’s regulatory capital ratios were adversely affected by losses that occurred as a result of credit losses associated with the adverse state of the economy, and depressed real estate valuations on our commercial real estate concentrations. Also, as a result of the Bank’s operating results and financial condition, the Bank recognized an impairment to goodwill and established a valuation allowance against its deferred tax assets. The Bank continues to have high loan concentrations in commercial real estate loans and in construction and development loans. If economic conditions were to worsen significantly for these industry segments, our financial condition could suffer significant deterioration. These circumstances added impetus to Management’s implementation of the measures summarized above.

There are no assurances Management’s plan, as developed and implemented to date, will successfully improve the Bank’s results of operation or financial condition or result in the termination of the Agreement. The economic environment in the market areas and the duration of the downturn in the real estate market will have a significant impact on the implementation of the Bank’s business plans.

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

On April 7, 2010, the Company concluded its rights offering and issued approximately 75.6 million shares with proceeds of approximately $32.7 million, net of estimated offering costs of approximately $600,000.

NOTE 3 – ACQUISITIONS

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

The core deposit intangible asset of $1.8 million represents the value ascribed to the long-term deposit relationships acquired. This intangible asset is being amortized on a straight-line basis over a weighted average estimated useful life of 7.4 years. The core deposit intangible asset is not estimated to have a significant residual value. There is a negative CD premium of $4.0 million, or -1.75% of book value. This negative premium is being amortized over a weighted average estimated useful life of 11 months. The value is a result of the current all-in cost of the CD portfolio being well above the cost of similar funding. Goodwill represents the excess of the total purchase price paid for the Wachovia branches over the fair values of the assets acquired, net of the fair value of the liabilities assumed. Goodwill has been evaluated for possible impairment at least annually, and more frequently, if events and circumstances indicate that the asset might be impaired. Goodwill was evaluated for impairment and reduced to zero through an impairment charge on December 31, 2009.

For tax purposes only, goodwill of approximately $4.5 million from this business combination will be tax deductible and amortized over 15 years.

On October 5, 2009, the Securities and Exchange Commission granted relief to the Company, allowing it to omit certain historical and pro-forma financial information of the two Wachovia Bank branches acquired, as required by Rule 3-05 of Regulation S-X and certain related pro-forma financial information under Article 11 of Regulation S-X. After making every reasonable effort to do so, it was determined to be impractical for the Company to provide this information as separate, audited financial statements of the acquired branches were never prepared and the acquired branches were not operated or accounted for as distinct, stand-alone entities.

NOTE 4 – FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards ASC 820-10-05, “Fair Value Measurements.” ASC 820-10-05 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. ASC 820-10-05 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, ASC 820-10-05 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.

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

The Company used the following methods and significant assumptions to estimate fair value for its assets measured and carried at fair value in the financial statements:

Investment securities available-for-sale – Securities classified as available-for-sale are reported at fair value utilizing Level 2 inputs. Fair values for investment securities are based on quoted market prices or the market values for comparable securities. The Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. Available-for-sale securities are the only balance sheet category the Company accounts for at fair value on a recurring basis, as defined in the fair value hierarchy of ASC 820-10-05. The following table presents information about these securities and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

(Dollars in 000’s)	Fair Value Measurements At 3/31/10 Using
Description	Fair Value 3/31/2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities:
Mortgage-backed securities	$155	$-	$155	$-
Collaterialized mortgage obligations	119,986	-	119,986	-
Obligations of states and political subdivisions	6,151	-	6,151	-

Total assets measured at fair value	$126,292	$-	$126,292	$-

(Dollars in 000’s)	Fair Value Measurements At 12/31/09 Using
Description	Fair Value 12/31/2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities:
Mortgage-backed securities	$4,302	$-	$4,302	$-
Collaterialized mortgage obligations	76,956		76,956
U.S. Government and agency securities	27,794	-	27,794	-
Obligations of states and political subdivisions	5,885	-	5,885	-

Total assets measured at fair value	$114,937	$-	$114,937	$-

Impaired Loans – A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due (both interest and principal) according to the contractual terms of the loan agreement. Nonperforming loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value. As a practical expedient, fair value may be measured based on a loan’s observable market price or the underlying collateral securing the loan. Collateral may be real estate or business assets including equipment. The value of collateral is generally determined based on independent appraisals.

The following table presents the fair value measurement for non-recurring assets as of March 31, 2010 and December 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

(Dollars in 000’s)	Fair Value Measurements For the Three Months Ended 3/31/10 Using
Description	Fair Value 3/31/2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total period gains (losses) included in earnings
Other real estate owned and foreclosed assets	$21,517	$-	$-	$21,517	$-
Loans measured for impairment, net of specific reserves	54,853	-	-	54,853	(5,485)

Total impaired assets measured at fair value	$76,370	-	-	$76,370	$(5,485)

(Dollars in 000’s)	Fair Value Measurements For the Twelve Months Ended 12/31/09 Using
Description	Fair Value 12/31/2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total period gains (losses) included in earnings
Goodwill	$-	$-	$-	$-	$(74,920)
Other real estate owned and foreclosed assets	24,748	-		24,748	(1,507)
Loans measured for impairment, net of specific reserves	50,561	-	-	50,561	(59,285)

Total impaired assets measured at fair value	$75,309	$-	$-	$75,309	$(135,712)

Other real estate and foreclosed assets (“OREO”) acquired through foreclosure or deeds in lieu of foreclosure are carried at the lower of cost, less costs to sell, or estimated net realizable value utilizing current property appraisal valuations. When property is acquired, any excess of the loan balance over the estimated net realizable value is charged to the allowance for loan losses. Holding costs, subsequent write-downs to net realizable value, if any, or any disposition gains or losses are included in non-interest expense. The Bank had $21.5 million and $24.7 million in OREO at March 31, 2010 and December 31, 2009, respectively.

As of March 31, 2010 and December 31, 2009, all nonperforming loans were considered impaired and were measured for impairment. The table below shows the detail of the various categories of impaired loans:

(Dollars in 000’s)	As of March 31, 2010	As of December 31, 2009
	Carrying Value	Carrying Value
Impaired loans with charge-offs loan to date	$39,029	$36,624
Impaired loans with specific reserves (1)	19,022	15,568
Impaired loans with specific reserves and charge-offs loan to date (1)	5,043	6,088

Subtotal impaired loans with specific reserves and/or charge-offs loan to date	63,094	58,280
Impaired loans without charge-offs or specific reserves	41,278	45,637

Total nonperforming loans considered impaired	$104,372	$103,917

(1) Specific reserves associated with impaired loans	8,241	7,719

The following methods and assumptions were used by the Bank in estimating fair values of assets and liabilities, in accordance with the provisions of Financial Accounting Standards Board, “Disclosures about Fair Value on Financial Instruments”, ASC 825-10-50.

Cash and cash equivalents – The carrying amounts of cash and short-term instruments approximate their fair value.

Interest-bearing deposits with the Federal Home Loan Bank of Seattle (“FHLB”) and restricted equity securities – The carrying amount approximates the estimated fair value and expected redemption values.

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

Loans – For variable rate loans that are tied to price and have no significant change in credit risk, fair values are based on carrying values. Fair values for certain mortgage loans (for example, one-to-four family residential), credit card loans and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. Fair values for commercial real estate and commercial loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values based on current market appraisals, less costs to sell, where applicable.

Deposit liabilities – The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The carrying amounts of variable-rate money market accounts, savings accounts and interest checking accounts approximate their fair values at the reporting date. Fair values for fixed-rate CDs are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Short-term borrowings – The carrying amounts of federal funds purchased, borrowings under repurchase agreements and other short-term borrowings maturing within 90 days approximate their fair values. Fair values of other short-term borrowings are estimated using discounted cash flow analyses based on the Bank’s current incremental borrowing rate for similar types of borrowing arrangements.

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

The following disclosures are made in accordance with the provisions of ASC 825-10-50, “Disclosures About Fair Value of Financial Instruments,” which requires the disclosure of fair value information about financial instruments where it is practicable to estimate that value. In cases where quoted market values are not available, the Bank primarily uses present value techniques to estimate the fair values of its financial instruments. Valuation methods require considerable judgment and the resulting estimates of fair value can be significantly affected by the assumptions made and methods used. Accordingly, the estimates provided herein do not necessarily indicate amounts which could be realized in a current market exchange.

In addition, as the Bank normally intends to hold the majority of its financial instruments until maturity, it does not expect to realize many of the estimated amounts disclosed. The disclosures also do not include estimated fair value amounts for items which are not defined as financial instruments but which have significant value. These include such off-balance sheet items as core deposit intangibles on non-acquired deposits. The Bank does not believe that it would be practicable to estimate a representational fair value for these types of items as of the periods presented.

As ASC 825-10-50 excludes certain financial instruments and all non-financial instruments from its disclosure requirements, any aggregation of the fair value amounts presented in the following table would not represent the underlying value of the Bank.

The estimated fair values of the Bank’s significant on-balance sheet financial instruments at March 31, 2010, and December 31, 2009, were as follows:

(Dollars in 000’s)	As of March 31, 2010		As of December 31, 2009
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$150,782	$150,782	$103,115	$103,115
Interest-bearing certificates of deposit (original maturities greater than 90 days)	$10,650	$10,650	$50,650	$50,650
Investment securities available-for-sale	$126,292	$126,292	$114,937	$114,937
Investment securities held-to-maturity	$30,685	$31,149	$43,384	$43,536
Investment securities -
Community Reinvestment Act	$4,000	$4,000	$4,000	$4,000
Restricted equity investments	$3,643	$3,643	$3,643	$3,643
Loans held-for-sale	$353	$353	$1,731	$1,731
Loans	$1,071,696	$989,105	$1,102,224	$1,038,580

Financial liabilities:
Deposits	$1,361,941	$1,303,577	$1,420,762	$1,429,500
Federal funds purchased	$-	$-	$-	$-
FHLB borrowings	$27	$27	$28	$28
Junior subordinated debentures	$30,928	$7,132	$30,928	$7,132

NOTE 5 – STOCK-BASED COMPENSATION

At March 31, 2010, PremierWest Bancorp had one active equity incentive plan – the 2002 Stock Incentive Plan (“2002 Plan”). The 2002 Plan was initially established in May 2002 and approved by shareholders. The plan was amended and restated in May 2005 to allow for the issuance of restricted stock grants in addition to stock options. The plan was also amended and restated in May 2007 to increase the number of shares available for issuance under the plan by 1,000,000 shares. Both amendments were approved by shareholders. The amended and restated 2002 Plan presently authorizes the issuance of up to 2,140,123 shares of stock, of which 1,198,414 shares were available for issuance at March 31, 2010.

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

During the three month period ended March 31, 2010, stock option activity was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Stock options outstanding, 12/31/2009	957,372	$9.02
Forfeited	(15,663)	$8.74

Stock options outstanding, 3/31/2010	941,709	$9.02	5.59	$-

Stock options exercisable, 3/31/2010	583,261	$8.32	4.31	$-

PremierWest Bancorp follows “Share-Based Payment” ASC 718-10-10. ASC 718-10-10 requires companies to measure and recognize as compensation expense the grant date fair market value for all share-based awards. That portion of the grant date fair market value that is ultimately expected to vest is recognized as expense over the requisite service period, typically the vesting period, utilizing the straight-line attribution method. ASC 718-10-10 requires companies to estimate the fair market value of stock-based payment awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model to value its stock options. The Black-Scholes model requires the use of assumptions regarding the historical volatility of the Company’s stock price, its expected dividend yield, the risk-free interest rate and the weighted average expected life of the options. The following schedule reflects the weighted-average assumptions included in this model as it relates to the valuation of options granted for the periods indicated:

	Three months ended March 31,
	2010	2009
Risk-free interest rate	N/A	2.4%
Expected dividend	N/A	2.54%
Expected lives, in years	N/A	7.0
Expected volatility	N/A	29%

There were no stock options granted during the first quarter of 2010. The weighted-average grant date fair value of options granted during the three-month period ending March 31, 2009 was $0.80.

ASC 718-10-10 requires that the cash flows from the tax benefits resulting from tax deductions in excess of the compensation expense recognized for stock options (excess tax benefits) be reported as financing cash flows. There were no excess tax benefits classified as financing cash inflows for the three months ended March 31, 2010 and 2009.

Stock-based compensation expense recognized under ASC 718-10-10 was $104,000 with a related tax benefit of $41,600 for the quarter ended March, 2010, compared to stock-based compensation expense of $112,000, with a related tax benefit of $38,000, for the quarter ended March 31, 2009. At March 31, 2010, unrecognized stock-based compensation expense totaled $807,000 and will be expensed over a weighted-average period of approximately 2.1 years.

NOTE 6 – INVESTMENT SECURITIES

Investment securities at March 31, 2010 and December 31, 2009 consisted of the following:
(Dollars in 000’s)
	March 31, 2010
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale:
Mortgage-backed securities and collateralized mortgage obligations	$119,062	$1,164	$(85)	$120,141
Obligations of states and political subdivisions	6,035	116	-	6,151

Total	$125,097	$1,280	$(85)	$126,292

Held-to-maturity:
Mortgage-backed securities and collateralized mortgage obligations	$5,352	$82	$(49)	$5,385
U.S. Government and agency securities	16,219	190	-	16,409
Obligations of states and political subdivisions	9,114	252	(11)	9,355

Total	$30,685	$524	$(60)	$31,149

Investment securities -
Other Community Reinvestment Act	$4,000	$-	$-	$4,000

Restricted equity securities	$3,643	$-	$-	$3,643

	December 31, 2009
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale:
Mortgage-backed securities and collateralized mortgage obligations	$80,039	$1,248	$(29)	$81,258
U.S. Government and agency securities	27,661	133	-	27,794
Obligations of states and political subdivisions	6,044	-	(159)	5,885

Total	$113,744	$1,381	$(188)	$114,937

Held-to-maturity:
Mortgage-backed securities and collateralized mortgage obligations	$5,807	$90	$(64)	$5,833
U.S. Government and agency securities	28,238	208	(47)	28,399
Obligations of states and political subdivisions	9,339	111	(146)	9,304

Total	$43,384	$409	$(257)	$43,536

Investment securities -
Other Community Reinvestment Act	$4,000	$-	$-	$4,000

Restricted equity securities	$3,643	$-	$-	$3,643

The table below presents the gross unrealized losses and fair value of the Bank’s investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2010. Of these amounts, three available-for-sale and one held-to-maturity investment comprised the less than 12 months category, and five held-to-maturity investments comprised the 12 months or more category.

At March 31, 2010 (Dollars in 000’s)
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale:
Mortgage-back securities and collateralized mortgage obligations	$9,152	$(85)	$18	$-	$9,170	$(85)
Held-to-maturity:
Mortgage-back securities and collateralized mortgage obligations	3,912	(49)	-	-	3,912	(49)
Obligations of state and political subdivisions	-	-	804	(11)	804	(11)

	$13,064	$(134)	$822	$(11)	$13,886	$(145)

Substantially all unrealized losses reflected above were the result of changes in interest rates subsequent to the purchase of the securities. Because the decline in fair value is primarily attributable to the changes in interest rates rather than credit quality, and because the Bank does not intend to sell the securities in this class and it is not likely that the Bank will be required to sell these securities before recovery of their amortized cost bases, which may include holding each security until maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.

The amortized cost and estimated fair value of investment securities at March 31, 2010, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

At March 31, 2010 (Dollars in 000’s)
	Available-for-sale		Held-to-maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$-	$-	$5,847	$5,903
Due after one year through five years	1,050	1,065	12,300	12,479
Due after five years through ten years	86	87	2,279	2,326
Due after ten years	123,961	125,140	10,259	10,441

	$125,097	$126,292	$30,685	$31,149

At March 31, 2010, investment securities with an estimated fair market value of $157.4 million were pledged to secure public deposits, certain nonpublic deposits and borrowings.

As required of all members of the FHLB system, the Company maintains investment in the capital stock of the FHLB in an amount equal to the greater of $500 or 0.5% of home mortgage loans and pass-through securities plus 5.0% of the outstanding balance of mortgage home loans sold to FHLB under the Mortgage Purchase Program. The FHLB system, the largest government sponsored entity in the United States, is made up of 12 regional banks, including the FHLB of Seattle. Participating banks record the value of FHLB stock equal to its par value at $100 per share. The Company is required to hold FHLB’s stock in order to receive advances and views this investment as long-term. Thus, when evaluating it for impairment, the value is determined based on the recovery of the par value through redemption by the FHLB or from the sale to another member, rather than by recognizing temporary declines in value. The FHLB disclosed that it reported net income for the three months ended March 31, 2010. However, it remains classified as “undercapitalized” as of March 31, 2010, with suspended dividend payments to its members. The Company has concluded that its investment in FHLB is not impaired as of March 31, 2010 and believes that it will ultimately recover the par value of its investment in this stock.

NOTE 7 – LOANS, NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

Loans as of March 31, 2010 and December 31, 2009 consisted of the following:
(Dollars in 000’s)	2010	2009
Real estate-commercial	$567,527	$564,016
Real estate-construction	190,979	211,732
Real estate-residential	33,345	31,991
Commercial	203,366	209,538
Agricultural	36,573	43,418
Consumer	82,886	81,575
Overdrafts	2,469	4,929
Other	1,819	1,828

Gross loans	1,118,964	1,149,027
Less: allowance for loan losses	(46,518)	(45,903)
Less: deferred loan fees	(750)	(900)

Loans, net	$1,071,696	$1,102,224

Transactions in the allowance for loan losses for the three months ended March 31, 2010 and March 31, 2009 were as follows:
(Dollars in 000’s)	2010	2009
BALANCE, beginning of the period	$45,903	$17,157
Loans charged-off	(6,401)	(2,524)
Loan recoveries	916	326
Loan loss provision	6,100	10,700

BALANCE, end of the period	$46,518	$25,659

The following table summarizes non-performing assets as of March 31, 2010 and December 31, 2009:
(Dollars in 000’s)	2010	2009
Non-accrual loans	$103,541	$98,497
Loans past due greater than 90 days on accrual status	831	5,420

Total non-performing loans	104,372	103,917
Other real estate owned	21,517	24,748

Total non-performing assets	$125,889	$128,665

Non-performing loans to gross loans	9.33%	9.04%

Non-performing assets to total assets	8.37%	8.37%

In some instances the Company has modified or restructured loans to amend the interest rate and/or extend the maturity. Through March 31, 2010, any such amendments have generally been consistent with the terms of newly booked loans reflecting current standards for amortization and interest rate and do not represent concessions to such borrowers. In those instances where concessions have been granted meeting the criteria for a troubled debt restructuring (“TDR”), the related loans have been recorded as TDR’s and placed on non-accrual status. TDR’s recorded by the Company at March 31, 2010, totaled approximately $11.0 million and were comprised of 13 loans, of which there were approximately $154,000 of specific reserves associated with these loans. In addition, none of these TDR’s had further commitments to lend.

NOTE 8 – GOODWILL

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

At December 31, 2009, the Company determined that a number of factors suggested that goodwill impairment might exist and, accordingly engaged an independent third-party valuation consultant to perform an impairment analysis as had been done as of September 30, 2009, June 30, 2009, March 31, 2009, and December 31, 2008.

The Company recorded a goodwill impairment charge of $74.9 million at December 31, 2009, reducing the goodwill account on the balance sheet to zero. The goodwill impairment charge had no effect on the Company’s cash balances, liquidity or regulatory capital ratios.

NOTE 9 – LINE OF CREDIT AND OTHER BORROWINGS

The Bank had long-term borrowings outstanding with the FHLB totaling $27,000 and $28,000 as of March 31, 2010 and December 31, 2009, respectively. The Bank makes monthly principal and interest payments on the long-term borrowings, which mature by 2014 and bear a fixed interest rate of 6.53%. The Bank has the ability to participate in the Cash Management Advance (“CMA”) program with the FHLB. CMA borrowings are short-term borrowings that mature within one year and accrue interest at the variable rate as published by the FHLB. As of March 31, 2010 and December 31, 2009, the Bank had no outstanding CMA borrowings. All outstanding borrowings with the FHLB are collateralized as provided for under the Advances, Security and Deposit Agreement between the Bank and the FHLB and include the Bank’s FHLB stock and any funds or investment securities held by the FHLB that are not otherwise pledged for the benefit of others. In addition, certain qualifying loans totaling approximately $43.9 million were pledged with the Federal Reserve Bank to support the Bank’s outstanding advances and provided for an additional available borrowing capacity of approximately $18.3 million as of March 31, 2010.

NOTE 10 – JUNIOR SUBORDINATED DEBENTURES

On December 30, 2004, the Company established two wholly-owned statutory business trusts (“PremierWest Statutory Trust I and II”) that were formed to issue junior subordinated debentures and related common securities. On August 25, 2005, Stockmans Financial Group established a wholly-owned statutory business trust (“Stockmans Financial Trust I”) to issue junior subordinated debentures and related common securities. Following the acquisition of Stockmans Financial Group, the Company became the successor-in-interest to Stockmans Financial Trust I. Common stock issued by each of the Trusts and held as an investment by the Company is recorded in other assets in the consolidated balance sheets. Following are the terms of the junior subordinated debentures as of March 31, 2010.

Trust Name	Issue Date	Issued Amount	Rate	Maturity Date	Redemption Date
PremierWest Statutory Trust I	December 2004	$7,732,000	LIBOR+1.75%(1)	December 2034	December 2009
PremierWest Statutory Trust II	December 2004	7,732,000	LIBOR+1.79%(2)	March 2035	March 2010
Stockmans Financial Trust I	August 2005	15,464,000	5.93%(3)	September 2035	September 2010

		$30,928,000

(1)

PremierWest Statutory Trust I was bearing interest at the fixed rate of 5.65% until mid-December 2009, at which time it changed to a variable rate of LIBOR plus 1.75%, adjusted quarterly, through the final maturity date in December 2034.

(2)

PremierWest Statutory Trust II was bearing interest at the fixed rate of 5.65% until March 2010, at which time it changed to the variable rate of LIBOR plus 1.79%, adjusted quarterly, through the final maturity date in March 2035.

(3)

Stockmans Financial Trust I bears interest at the fixed rate of 5.93% until September 2010, at which time it converts to the variable rate of LIBOR plus 1.42%, adjusted quarterly, through the final maturity date in September 2035.

The Oregon Department of Consumer and Business Services, which supervises banks and bank holding companies through its Division of Finance and Corporate Securities, and the Federal Reserve have policies that encourage banks and bank holding companies to pay dividends from current earnings, and have the general authority to limit the dividends paid by banks and bank holding companies, respectively. The Company does not expect to be in a position to pay interest payments on trust preferred securities without regulatory approval or until the Bank is “well-capitalized” and has satisfied conditions in its recent regulatory agreement (see Note 2). The Company is permitted to defer such interest payments for up to 20 consecutive quarters, but during a deferral period it is prohibited from making dividend payments on its capital stock. The amount of accrued and unpaid interest was approximately $968,000 as of March 31, 2010.

NOTE 11 – PREFERRED STOCK

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

While payments have not been made since the third quarter of 2009, in order to preserve capital, the Company has continued to accrue dividends through the first quarter of 2010. As of March 31, 2010, accrued dividends totaled approximately $1.3 million.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve various levels and elements of credit and interest rate risk in excess of the amount recognized in the accompanying consolidated financial statements. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. As of March 31, 2010, the Company had a total of $113.9 million of unfunded loan commitments consisting of $91.6 million of commitments to extend credit to customers and $22.3 million of standby letters related to extensions of credit. The Company also had approximately $300,000 of other unsecured lines of credit related to overdraft protection for demand deposit accounts.

In the ordinary course of business, the Bank may become involved in litigation arising from normal banking activities. In the opinion of Management, the ultimate disposition of current actions will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

NOTE 13 – BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE

The Company’s basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders (net income (loss) less dividends declared and accretion of discount on preferred stock) by the weighted average number of common shares outstanding during the period, after giving retroactive effect to stock dividends and splits. The Company’s diluted earnings (loss) per common share is computed similar to basic earnings (loss) per common share except that the numerator is equal to net income (loss) and the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. Included in the denominator is the dilutive effect of stock options computed under the treasury stock method and the dilutive effect of preferred stock and/or the U.S. Treasury Warrant as if converted to common stock.

The following summarizes the weighted average shares outstanding for computation of basic and diluted shares for the three months ended March 31, 2010 and 2009.

Three months ended March 31:	2010	2009
Weighted average number of common shares:
Average shares outstanding-basic	32,291,995	24,766,495
Average shares outstanding-diluted	32,291,995	24,766,495

As of March 31, 2010 and 2009, stock options of approximately 942,000 and 938,000, respectively, were not included in the computation of diluted earnings per share, as well as a warrant to purchase 1,090,385 shares of common stock, as their inclusion would also have been anti-dilutive. No common stock equivalents are considered when the Company reports a net loss, as their inclusion would also be anti-dilutive.

NOTE 14 – INCOME TAXES

As of March 31, 2010 and December 31, 2009, the Company had no recorded net deferred tax assets. As of March 31, 2009, the Company had recorded a net deferred tax asset of $9.0 million, (which is included in the accompanying condensed consolidated balance sheets). Under generally accepted accounting principles, a valuation analysis is required to be established if it is “more likely than not” that the deferred tax asset will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, including forecasts of future income, applicable tax planning strategies and assessments of current and future economic and business conditions. The Company considers both positive and negative evidence regarding the ultimate realizability of deferred tax assets. Positive evidence includes the ability to implement tax planning strategies to accelerate taxable income recognition and the probability that taxable income will be generated in future periods. Negative evidence includes the Company’s cumulative loss in the prior three year period and the current general business and economic environment.

Management determined after analysis of available evidence at December 31, 2009, that based on the Bank’s expected performance, the deferred tax assets would not be recognized in the normal course of operations within the next business cycle and, accordingly, reduced the entire net deferred tax asset by a corresponding valuation allowance at that time.

NOTE 15 – RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2010, the FASB issued Accounting Standards Update ASU No. 2010-12 “Income Taxes” to address changes in accounting for income taxes resulting from recently issued Health Care and Education Reconciliation Act of 2010 and the Patient Protection and Affordable Care Act. The update explains that even though the bills were signed seven days apart, they should be considered together for accounting purposes. If a registrant’s reporting period ends after the signing of the first bill, but before the signing of the second, they should take the effects of both bills into consideration when measuring current and deferred tax liabilities and assets. The Company does not expect the adoption of ASU No. 2010-12 to have a material impact on the consolidated financial statements.

In March 2010, the FASB issued Accounting Standards Update ASU No. 2010-09 “Amendments to Subsequent Events Requirements for SEC Issuers” to amend FASB ASC Topic 855 to exclude SEC reporting entities from the requirement to disclose the date on which subsequent events have been evaluated. In addition, it modifies the requirement to disclose the date on which subsequent events have been evaluated in reissued financial statements to apply only to such statements that have been restated to correct an error or to apply U.S. GAAP retrospectively. The adoption of ASU No. 2010-09 did not have a material impact on the consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update ASU No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements” to improve disclosures about fair value measurements. For each class of assets and liabilities, reporting entities will have to provide additional disclosures describing the reasons for transfers of assets in and out of Levels 1 and 2 of the three-tier fair value hierarchy in accordance with FASB ASC Topic 820. For assets valued with the Level 3 method, the entity will have to separately present purchases, sales, issuances, and settlements in the reconciliation for fair value measurements. This update also states that an entity should provide fair value measurements for each class of asset or liability, and explain the inputs and techniques used in calculating Levels 2 and 3 fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of the effective portion of ASU No. 2010-06 did not have a material impact on the consolidated financial statements. The Company does not expect the adoption of the remaining portion of ASU No. 2010-06 to have a material impact on the consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of the “safe-harbor” provisions of Sections 21D and 21E of the Securities Exchange Act of 1934, as amended. Other than for statements of historical fact, all statements about our financial position and results of operations, business strategy and Management’s plans and objectives for future operations are forward-looking statements. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” and “intend,” and words or phrases of similar meaning, as they relate to the Company or Management, are intended in part to help identify forward-looking statements. Examples of forward-looking statements include, but are not limited to: statements that include projections or Management’s expectations for revenues, income or expenses, earnings per share, capital expenditures, dividends, capital structure and other financial items; statements of the plans and objectives of the Company, its Management or its Board of Directors, including the introduction of new products or services, plans for expansion, acquisitions or future growth and estimates or predictions of actions by customers, vendors, competitors or regulatory authorities; statements about future economic performance; statements of assumptions underlying other statements about the Company and its business; statements regarding the adequacy of the allowance for loan losses; and descriptions of assumptions underlying or relating to any of the foregoing. Although Management believes that the expectations reflected in forward-looking statements are reasonable, we can make no assurance that such expectations will prove correct. Forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements. For a more comprehensive discussion of the risk factors impacting our business refer to Item 1A Risk Factors in the Company’s filed Form 10-K for the year ended December 31, 2009, as updated and supplemented by our filings on Form 10-Q and Form 8-K. These risks and uncertainties include the effect of competition and our ability to compete on price and other factors; deterioration in credit quality, or in the value of the collateral securing our loans, due to higher interest rates, increased unemployment, further or continued disruptions in the credit markets, or other economic factors; customer acceptance of new products and services; economic conditions and events that disproportionately affect our business due to regional concentration; general business and economic conditions, including the residential and commercial real estate markets; interest rate changes; regulatory and legislative changes; changes in the demand for loans and changes in consumer spending, borrowing and savings habits; changes in accounting policies; our ability to maintain or expand our market share or our net interest margin; factors that could limit or delay implementation of our marketing and growth strategies; and our ability to integrate acquired branches or banks. Other risks include those identified from time to time in our past and future filings with the Securities and Exchange Commission. Note that this list of risks is not exhaustive, and risks identified are applicable as of the date made and cannot be updated. You should not unduly rely on forward-looking statements. They give our expectations about the future and are not guarantees. Forward-looking statements speak only as of the date they are made, and we do not undertake to update them to reflect changes that occur after the date they are made. This report includes information about our historical financial performance, and this information should not be considered as an indication or projection of future results.

OVERVIEW – The following includes Management’s discussion of the financial condition and results of operations for PremierWest Bancorp and its wholly-owned subsidiary, PremierWest Bank, including the Bank’s wholly-owned subsidiaries, Premier Finance Company and PremierWest Investment Services, Inc., for the three month period ending March 31, 2010. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes contained in this report as well as the Company’s Form 10-K for the year ended December 31, 2009. For discussion purposes, Management has made comparisons, as it deems appropriate, to comparable interim periods in 2009 and the fiscal year period ended December 31, 2009.

HIGHLIGHTS – For the first quarter ending March 31, 2010, the Company’s net loss applicable to common shareholders was $3.3 million or $0.10 per basic and fully diluted common share, compared to net loss applicable to common shareholders of $4.0 million or $0.16 per basic and fully diluted common share for the quarter ended March 31, 2009. Annualized return on average common shareholders’ equity was -37.36% and annualized return on average assets was -0.89% for the quarter ended March 31, 2010, as compared to an annualized return on average common shareholders’ equity and return on average assets of -9.01% and -1.08%, respectively, for the quarter ended March 31, 2009.

During the second quarter of 2009, federal and state bank regulators initiated their annual regulatory examination and completed the examination during the third quarter of 2009. In April 2010, the Company stipulated to the issuance of a Consent Order (“the Agreement”) with the Federal Deposit and Insurance Corporation and the Oregon Division of Finance and Corporate Securities, the Bank’s principal regulators, directing the Bank to take actions intended to strengthen its overall condition, all of which were already or in the process of being implemented by the Bank. For a more detailed discussion, please reference the Company’s Form 8-K filed April 8, 2010.

In the first quarter of 2010, we began a common stock offering, which was completed in April 2010, and raised $33.3 million in gross proceeds. Proceeds received through March 31, 2010, increased our Total Risk-Based Capital, Tier 1 Capital and Tier 1 Leverage Capital ratios, which now exceed regulatory guidelines for “Well-Capitalized” financial institutions. However, pursuant to the Agreement with the FDIC, the Bank is required to increase and maintain its Tier 1 Capital in such an amount to ensure that the Bank’s leverage ratio equals or exceeds 10%.

At March 31, 2010, gross loans decreased $30.1 million or 3% compared to December 31, 2009 as a result of normal principal repayments, foreclosures and credit charge-offs. New loans funded during the most recent quarter totaled approximately $17.5 million. At March 31, 2010, deposits decreased $58.8 million or 4% from December 31, 2009, primarily due to a planned reduction in brokered deposits.

PremierWest’s overall loss declined over the three month period ending March 31, 2010, in comparison to the same period a year ago, principally due to reduced provision expense.

At March 31, 2010, the Company’s allowance for loan losses totaled $46.5 million, representing 4.16% of gross loans. The $615,000 increase in the allowance from December 31, 2009, was comprised of a $6.1 million increase from the provision charge against earnings partially offset by $6.4 million in charge-offs less $916,000 in recoveries of previously charged-off loans.

Non-performing assets totaled $125.9 million at March 31, 2010, a decrease of $2.8 million when compared to $128.7 million in non-performing assets at December 31, 2009. The March 31, 2010 balance includes $21.5 million in OREO compared to $24.7 million at December 31, 2009, a decrease of $3.2 million or 13%, reflecting continued active management of foreclosure activities during the first quarter of 2010. Non-performing loans increased from $103.9 million at December 31, 2009, to $104.4 million at March 31, 2010. We believe that the decrease in non-performing assets this period may suggest the early stages of stabilization in the credit quality of the loan portfolio.

The Bank’s gross loan to deposit ratio was 82.16% and 80.87% as of March 31, 2010 and December 31, 2009, respectively. The increase is a result of a decline in deposits principally due to reduced brokered deposits.

The Company continues to have strong liquidity and a substantial and stable core deposit base. Core deposits are the lowest cost and preferred source of funds and when loan volume exceeds the level of core deposits, the Bank must rely on higher cost borrowings and/or brokered deposits as a secondary source of funding to bridge the gap between deposit and loan volumes. Management will continue to emphasize core deposits as the preferred source of funding as part of the Bank’s overall funding strategy to support liquidity needs.

Management continues to implement relationship-oriented strategies for attracting core deposits in order to reduce its reliance on higher cost borrowings and brokered deposits and to maximize interest rate margins within the constraints of a highly competitive marketplace. While the competitive environment for attracting deposits remains keen, PremierWest has been successful over time at growing its core deposit base and continues to seek these local relationship-based deposits.

The Bank’s year-over-year loan volume changes and ongoing pipeline of new loan production is in line with Management’s internal expectations at March 31, 2010, in light of general economic and credit quality considerations. Management’s broader business plan and strategy is to remain focused on reducing nonperforming assets and limiting new loan commitments to borrowers who bring strategic relationship value to the Bank.

FINANCIAL HIGHLIGHTS

The following table presents information regarding yields on interest-earning assets, rates paid on interest-bearing liabilities, net interest spreads, net yields on average interest-earning assets, returns on average assets and returns on average equity for the periods indicated.

(Dollars in 000’s)
Analysis for the three-month period ended:	March 31, 2010	March 31, 2009	Increase (Decrease)	% Change

Average fed funds sold and investments	$227,042	$61,133	$165,909	271.39%
Average gross loans	1,138,058	1,266,886	(128,828)	-10.17%
Average mortgages held-for-sale	704	1,189	(485)	-40.79%
Average interest-earning assets	1,416,928	1,329,564	87,364	6.57%
Average interest-bearing liabilities	1,166,771	1,047,888	118,883	11.35%
Average total assets	1,509,351	1,489,512	19,839	1.33%
Average stockholders’ equity	75,458	199,666	(124,208)	-62.21%
Average common equity	35,843	179,183	(143,340)	-80.00%

Average yield earned (1)	5.23%	6.13%	(0.90)	-14.68%
Average rate paid	1.16%	2.19%	(1.03)	-47.03%
Net interest spread	4.07%	3.94%	0.13	3.30%

Net interest income to average interest-earning assets (net interest margin) (1)	4.27%	4.40%	(0.13)	-2.95%
Annualized return on average assets	-0.89%	-1.08%	0.19	-17.59%
Annualized return on average common equity	-37.36%	-9.01%	(28.35)	314.65%
Efficiency ratio (2)	80.57%	74.79%	5.78	7.73%

Notes:

(1) Tax equivalent

(2) Non-interest expense divided by net interest income plus non-interest income

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2010

NET INTEREST INCOME – Net interest income, the Bank’s primary source of revenue, is the difference between the interest income generated from earning assets (loans and investments) and the interest expense paid on interest-bearing liabilities (interest-bearing deposits and borrowed funds). Net interest income for the quarter ended March 31, 2010 increased $0.4 million or 3% from the quarter one year earlier. Market interest rates have been held at low levels during the current quarter by the Federal Reserve in an attempt to help stimulate the economy. The interest rate environment affected both our yield on earning assets and our cost of interest-bearing deposits and was a principal factor in keeping our net interest income similar to the same period last year. Also affecting our yields was the increase in non-performing loans that resulted in both interest reversals when these loans were placed on non-accrual status and the ongoing burden of including these non-performing loans in earning assets without the corresponding yield from accruing interest.

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

Our asset sensitive interest rate position was a significant factor in the year-over-year decline in the first quarter net interest margin from 4.40% in 2009 to 4.27% in the most recently completed quarter, a decline of 13 basis points.

Also contributing to the decline was the increasing volume of non-performing loans for which no interest income is recorded (see Loans below). Our yield on earning assets averaged 5.23%, down 90 basis points from the same quarter a year ago, while our cost of interest-bearing liabilities similarly fell 103 basis points from 2.19% in the same quarter a year ago to 1.16% in the most recent quarter. However, these changes resulted in an interest spread of 4.07% during the current quarter ended March 31, 2010, up 13 basis points from 3.94% recorded during the same period a year ago.

LOAN LOSS PROVISION – Charges made to the provision for loan losses that translate to increases in our allowance for loan losses were $6.1 million and $10.7 million for the three month periods ended March 31, 2010 and March 31, 2009, respectively. The Company had net charge-offs of $5.5 million during the first quarter of 2010 compared to net charge-offs of $2.2 million for the corresponding period in 2009. Management believes that the March 31, 2010 balance in the allowance for loan losses is reasonable and appropriate to support inherent potential losses in the Company’s loan portfolio. (Also see Allowance for Loan Losses and Reserve for Unfunded Commitments.)

NON-INTEREST INCOME – Non-interest income represents service charges, fees, commissions and other income derived principally from general banking services, residential mortgage activity, sales of investment and insurance products and gains from the sales of other assets. During the first quarter of 2010, PremierWest had non-interest income of $2.7 million, an increase of $205,000 or 8% from the corresponding period in 2009. On a summary basis, the increase was primarily driven by a $136,000 or 23% increase in other commissions and fees; a $242,000 or 101% increase in gains on securities sold, in the “Other” non-interest income category; offset by a $217,000 or 17% increase in service charges.

NON-INTEREST EXPENSE – Non-interest expense increased approximately $1.5 million or 12% for the three months ended March 31, 2010, as compared to the corresponding period in 2009. On a summary basis, there was a $73,000 or 11% increase in professional fees; a $611,000 or 102% increase in FDIC and state assessments; and a $818,000 or 47% increase in the “Other” category of non-interest expenses.

EFFICIENCY RATIO – The Company’s efficiency ratio, defined as non-interest expense divided by the sum of net interest income and non-interest income, was 80.57% during the first quarter of 2010, which declined compared to 74.79% for the first quarter of 2009. Given current increases in regulatory assessment costs, Management believes that once credit deterioration has subsided, a ratio in the 60% to 65% range is a reasonable and sustainable target given the Bank’s strategies for both growth and customer service and has implemented actions to carefully manage controllable costs pending resolution of credit issues that currently exist.

FINANCIAL CONDITION – Total assets of $1.50 billion at March 31, 2010, decreased $31.7 million or 2% compared to total assets of $1.54 billion at December 31, 2009. This decrease occurred primarily as a result of our planned reduction in brokered deposit volumes during the first quarter of 2010, thereby reducing the Company’s cash. On a consolidated basis during the same period, gross loans declined $30.1 million; the Allowance for Loan Losses increased $615,000; cash and other earning assets, less loans, increased $6.3 million; and accrued interest and other assets, decreased $7.5 million.

Gross loans accounted for 74.37% of total assets at March 31, 2010, compared to 74.79% at December 31, 2009. As of March 31, 2010, the allowance for loan losses increased to $46.5 million from $45.9 million at December 31, 2009. The allowance for loan losses was increased by a $6.1 million in provision charged against earnings and decreased by $5.5 million in net charge-offs.

During the quarter ending March 31, 2010, we continued to build our allowance for loan loss to position the Company to effectively mitigate loan portfolio stress associated with commercial real estate lending concentrations and potential risk rating changes. The loan loss reserve as a percentage of gross loans was increased from 3.99% at December 31, 2009, to 4.16% at the end of the currently completed period. The ratio of loan loss reserve to non-performing loans concurrently grew from 44.17% at year end 2009, to 44.57% at March 31, 2010.

Our credit teams are working diligently with borrowers to improve the general credit quality of the loan portfolio.

Total non-performing assets were $125.9 million at March 31, 2010, down from $128.7 million as of December 31, 2009, and represent 8.37% of total assets. The March 31, 2010 non-performing asset total includes $31.2 million in non-accrual loans that were current as to principal and interest payments and were less than 30 days past due. The non-performing assets also include $21.5 million in OREO as of March 31, 2010, down $3.2 million as of December 31, 2009. For additional information regarding non-performing loans, see Asset Quality and Non-performing Assets below.

Management maintains a strong liquidity position and the ability to borrow from the FHLB of Seattle, a correspondent bank and the Federal Reserve Bank of San Francisco. For more information about liquidity refer to the Liquidity and Capital Resources section below.

The table below sets forth certain summary balance sheet information for March 31, 2010, and December 31, 2009:

	March 31,	December 31,	Increase (Decrease)
	2010	2009	3/31/10 – 12/31/09
(Dollars in 000’s)

ASSETS
Federal funds sold	$50,635	$69,855	$(19,220)	-27.51%
Securities available for sale	126,292	114,937	11,355	9.88%
Securities held to maturity	34,685	47,384	(12,699)	-26.80%
Restricted equity investments	3,643	3,643	-	0.00%
Loans, net (1)	1,071,696	1,102,224	(30,528)	-2.77%
Other assets (2)	217,627	198,271	19,356	9.76%

Total assets	$1,504,578	$1,536,314	$(31,736)	-2.07%

LIABILITIES
Noninterest-bearing deposits	$247,256	$256,167	$(8,911)	-3.48%
Interest-bearing deposits	1,114,685	1,164,595	(49,910)	-4.29%

Total deposits	1,361,941	1,420,762	(58,821)	-4.14%
Other liabilities (3)	44,692	44,017	675	1.53%

Total liabilities	1,406,633	1,464,779	(58,146)	-3.97%

SHAREHOLDERS’ EQUITY	97,945	71,535	26,410	36.92%

Total liabilities and shareholder’s equity	$1,504,578	$1,536,314	$(31,736)	-2.07%

(1)	Net of deferred loan fees and the allowance for loan losses
(2)	Includes cash and due from banks, other equity investments, premises and equipment, core deposit intangible, accrued interest receivable, mortgage loans held-for-sale and bank-owned life insurance.
(3)	Includes borrowings, accrued interest payable and other liabilities.

Loans

Our primary portfolio of loans, shown as gross loans below, at March 31, 2010 was $1.12 billion, a decrease of $30.1 million from the December 31, 2009 balance and a decrease of $119.9 million from March 31, 2009. The decrease occurred as paydowns, foreclosures and charge-offs on non-performing loans outpaced new loan production, which has remained soft due to economic conditions. The table below presents the distribution of our loan portfolio by loan type at March 31, 2010 and December 31, 2009. Note that the loan concentration classifications described below are categorized differently than as described in Note 7.

Funded loan concentrations (Dollars in 000’s)
	March 31, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
Agricultural/Farm	$36,573	3.3%	$43,418	3.8%
C&I	204,227	18.3%	210,392	18.3%
CRE	732,374	65.4%	746,159	64.8%
Residential RE construction	24,630	2.2%	28,223	2.5%
Residential RE	33,345	3.0%	31,991	2.8%
Consumer RE	34,258	3.0%	33,979	3.0%
Consumer	51,283	4.6%	50,134	4.4%

Funded loans	1,116,690	99.8%	1,144,296	99.6%
Other*	2,274	0.2%	4,731	0.4%

Gross loans	$1,118,964	100.0%	$1,149,027	100.0%

*	Includes overdrafts, leases, credit cards and other adjustments such as loan premium outstanding.

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

Economic conditions have also produced significant reductions in real estate values, and the slowdown has resulted in business failures that have also adversely affected commercial real estate valuations. Consequently, Management continues to mitigate credit risk and develop appropriate exit strategies for commercial real estate loans that may encounter difficulties if the economic downturn continues. These efforts have resulted in a decline in commercial real estate loans outstanding during the first three months of 2010 totaling $13.8 million.

The table below summarizes funded and unfunded loan commitments by loan type for the periods ending March 31, 2010 and December 31, 2009:

Loan commitments (Dollars in 000’s)
	March 31, 2010			December 31, 2009
	Funded Loan Totals	Unfunded Loan Totals	Total Loan Commitments	Funded Loan Totals	Unfunded Loan Totals	Total Loan Commitments
Agricultural/Farm	$36,573	$6,789	$43,362	$43,418	$6,084	$49,502
C&I	204,227	77,485	281,712	210,392	82,076	292,468
CRE	732,374	8,201	740,575	746,159	12,761	758,920
Residential RE construction	24,630	1,248	25,878	28,223	3,179	31,402
Residential RE	33,345	178	33,523	31,991	195	32,186
Consumer RE	34,258	17,776	52,034	33,979	17,758	51,737
Consumer	51,283	2,250	53,533	50,134	3,510	53,644

	1,116,690	113,927	1,230,617	1,144,296	125,563	1,269,859
Other*	2,274	300	2,574	4,731	300	5,031

Gross loans	$1,118,964	$114,227	$1,233,191	$1,149,027	$125,863	$1,274,890

*	Includes overdrafts, leases, credit cards and other adjustments such as loan premium outstanding.

Funded loan totals, excluding the “Other” category, declined by $27.6 million or 2% during the first three months of 2010, primarily as a result of $6.4 million in loan charge-offs and $2.4 million in the net activity in foreclosure transfers to OREO. During the three months ended March 31, 2010, unfunded loan commitments declined $11.6 million and loan disbursements totaled $22.1 million.

The table below shows total funded and unfunded loan commitments by loan type and geographic region at March 31, 2010:

Total loan commitments by type and geographic region (Dollars in 000’s)
	March 31, 2010
	Southern Oregon	Mid-Central Oregon	Northern California	Sacramento Valley
Agricultural/Farm	$8,537	$4,140	$4,209	$26,476
C&I	135,337	55,252	32,962	58,161
CRE	332,920	156,101	80,859	170,695
Residential RE construction	9,177	2,228	6,353	8,120
Residential RE	9,465	3,511	7,277	13,270
Consumer RE	29,281	8,828	11,208	2,717
Consumer	23,097	23,870	5,522	1,044

Total	$547,814	$253,930	$148,390	$280,483

*	Excludes Other category comprised of overdrafts, leases, credit cards and other adjustments such as loan premium outstanding, in the amount of $2.6 million.

Asset Quality and Non-Performing Assets

Non-performing loans, which include non-accrual loans and accruing loans past due over 90 days, totaled $104.4 million, or 9.33% of gross loans at March 31, 2010, as compared to $103.9 million, or 9.04% of gross loans at December 31, 2009. At March 31, 2010, the nonperforming loan total included $31.2 million or 2.78% of gross loans current as to payment of contractual principal and interest. As of March 31, 2010, non-performing assets, which include non-performing loans and OREO, totaled $125.9 million or 8.37% of total assets as compared to $128.7 million, or 8.37% of total assets as of December 31, 2009.

Loans are classified as non-accrual when full collection of principal or interest is uncertain if (1) they are past due as to maturity or payment of contractual principal or interest by 90 days or more, and (2) other circumstances create uncertainty as to such payment. In some instances where the loans are well secured and in the process of collection, such loans will not be placed on non-accrual status. In addition, loans that are impaired pursuant to ASC 310-10-35, “Accounting by Creditors for the Impairment of a Loan”, are classified as non-accrual consistent with regulatory guidance. Loans placed on non-accrual status typically remain so until all principal and interest payments are brought current, and the potential for future payments, in accordance with associated loan agreements, appears reasonably certain.

Foreclosed properties included as OREO are recorded at the net realizable value, which becomes the property’s new basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan and lease losses. After foreclosure, Management periodically performs valuations such that the real estate is carried at the lower of its new cost basis or fair value, net of estimated costs to sell. Fair value adjustments on OREO are recorded as a net loss or gain, as appropriate. These losses represent impairments on OREO for fair value adjustments based on the fair value of the real estate. OREO totaled $21.5 million at March 31, 2009 and was comprised of 57 property units.

The balance of OREO has fluctuated during the quarter ended March 31, 2010, as illustrated in the table below:

Other Real Estate Owned and Foreclosed Assets (“OREO”) (Dollars in 000’s)
	Three Months Ended March 31,
	2010	2009
Other real estate owned and foreclosed assets, beginning of period	$24,748	$4,423
Transfers from outstanding loans	2,376	4,939
Improvements and other additions	249	-
Sales	(5,627)	-
Net gain on sales	317
Impairment charges	(546)	-

Total other real estate owned and foreclosed assets	$21,517	$9,362

The Company has written down impaired, non-accrual loans at March 31, 2010, to their net realizable value or has established impairment reserves as appropriate. Procedures to establish the fair value of collateral securing impaired, collateral-dependent loans rely primarily on third-party appraisals. When independent appraisals are not available on a timely basis, other supporting evidence is used to estimate the net recoverable values pending receipt of the preferred third-party appraisal.

The following table summarizes the Company’s non-performing assets as of March 31, 2010 and December 31, 2009:

Non-performing assets (Dollars in 000’s)
	March 31, 2009	December 31, 2009
	Amount	Amount
Loans on non-accrual status	$103,541	$98,497
Loans past due 90 days or more but not on non-accrual status	831	5,420

Total non-performing loans	104,372	103,917
Other real estate owned and foreclosed assets (“OREO”)	21,517	24,748

Total non-performing assets	$125,889	$128,665

Applicable ratios:
Allowance for loan losses to gross loans	4.16%	3.99%
Allowance for loan losses to total non-performing loans	44.57%	44.17%
Non-performing loans to gross loans	9.33%	9.04%
Non-performing assets to total assets	8.37%	8.37%

As discussed more fully below, non-performing loans increased during the first quarter as a result of continuing stress to regional and national economies and continuing weakness in real estate prices in the Company’s market regions.

The following table summarizes the Company’s non-performing loans by loan type and geographic region as of March 31, 2010:

Total non-performing loans by type and geographic region (Dollars in 000’s)
	March 31, 2010
	Non-performing Loans
	Southern Oregon	Mid-Central Oregon	Northern California	Sacramento Valley	Totals	Funded Loan Totals*	Percent NPL to Funded Loan Totals by Category
Agricultural/Farm	$711	$-	$659	$1,121	$2,491	$36,573	6.8%
C&I	3,922	644	553	998	6,117	$204,227	3.0%
CRE	32,119	20,805	6,107	13,821	72,852	$732,374	9.9%
Residential RE construction	2,319	1,969	5,943	5,575	15,806	$24,630	64.2%
Residential RE	384	1,467	2,585	1,892	6,328	$33,345	19.0%
Consumer RE	467	-	191	-	658	$34,258	1.9%
Consumer	28	87	5	-	120	$51,283	0.2%

	39,950	24,972	16,043	23,407	104,372	1,116,690
Other*	-	-	-	-	-	2,274

Total non-performing loans	$39,950	$24,972	$16,043	$23,407	$104,372	$1,118,964

Non-performing loans to total funded loans	8.0%	9.4%	11.5%	10.9%	9.3%
Total funded loans	$501,038	$264,297	$139,281	$214,348	$1,118,964

*	Includes overdrafts, leases and other adjustments such as deferred loan fees, etc.

The Company’s principal source of credit stress is real estate related loans, both commercial and residential. Borrowers either involved in real estate or having secured loans with real estate have been vulnerable to both the ongoing economic downturn and to declining real estate values. Approximately 91% or $95.0 million of our non-performing loan total of $104.4 million is directly related to real estate in the form of commercial or residential real estate development loans. At March 31, 2010, $31.2 million of our real estate related loans remain current as to contractual principal and interest payments, but were placed on non-accrual status due to the absence of evidence supporting the borrowers’ ongoing ability to discharge their loan obligations.

Continuing actions taken to address the credit situation include:

•

Credit monitoring activities have continued at a heightened pace since the beginning of the fourth quarter of 2008 to provide early warning of possible borrower distress that could lead to loan payment defaults. For those borrowers who have experienced payment problems and wish to seek a workable arrangement with the Company, Management and staff are actively involved in seeking loan restructuring and other loan modification options and obtaining additional collateral coverage. In the third quarter of 2009, the Company reorganized and assigned a 13-person Asset Recovery Group to interface both directly with borrowers and with line managers to expedite resolution of existing and potential troubled credits. We believe that these actions have and will continue to facilitate recovery strategies with cooperative borrowers. In those instances where alternatives have been exhausted or determined to be impractical and default under the terms of the loans has occurred, foreclosure actions are pursued.

•

On-going evaluation to confirm the reliability of our internal credit reviews have continued quarterly on a significant portion of our loan portfolio with rotation from one operating region to another. We continue to utilize the independent firm that began conducting similar reviews of segments of our loan portfolio during the fourth quarter of 2008.

•	Senior Management has continued its active guidance of activities related to resolution of non-performing asset issues.

A continued decline in economic conditions in our market areas and nationally, as well as other factors, could adversely impact individual borrowers or our loan portfolio in general. As a result, we can provide no assurance that additional loans will not become 90 days or more past due, become impaired or placed on non-accrual status, restructured or transferred to OREO in the future. Additional information regarding our loan portfolio is provided in Note 7 of the Notes to the Condensed Consolidated Financial Statements.

Allowance for Loan Losses and Reserve for Unfunded Commitments

The allowance for loan losses (“ALL”) totaled $46.5 million as of March 31, 2010, an increase of $615,000 or 1% from the balance at December 31, 2009. This increase occurred as a result of Management’s ongoing evaluation of the adequacy of the reserve due to the deterioration in the credit quality of the loan portfolio over the three months ended March 31, 2010. During the quarter just ended, $6.1 million in provision for loan losses was recorded partially offset by $5.5 million in net charge-offs. These figures compare with $10.7 million in provision for loan losses and $2.2 million in net charge-offs for the quarter ended March 31, 2009.

Allowance for credit losses (Dollars in 000’s)
	March 31, 2010	December 31, 2009
ALL beginning balance	$45,903	$17,157
Loan loss provision	6,100	88,031
Loans charged-off	(6,401)	(61,067)
Loan recoveries	916	1,782

ALL ending balance	46,518	45,903
Reserve for unfunded commitments	85	130

Total allowance for credit losses	$46,603	$46,033

Applicable ratios:
Allowance for loan losses to gross loans	4.16%	3.99%
Net charge-offs to average gross loans	1.95%	4.85%

The increase in the allowance for loan losses as of March 31, 2010 as compared to December 31, 2009 is primarily due to further deterioration in the financial condition of borrowers and declines in real estate valuations principally involved in commercial and residential real estate activities. The decline in the financial strength and liquidity of these borrowers correlates with the weakness in the general economy and in the regional economies in which the Company operates.

The economic weakness has also resulted in continued declines in the volume of residential real estate sales and in the market values for these properties. This, in turn, has slowed the pace of housing inventory conversion to cash and planned reductions in borrowings by these debtors creating debtor payment issues and a rise in non-performing loans.

The general economic slowdown has also affected commercial real estate activity as development of malls, shopping centers and office space has declined, as has related leasing activities by tenants. Continuation of these economic trends may result in the spread of business failures and further deterioration in the general economy.

The Company classifies loans into relatively homogeneous pools by loan type in accordance with regulatory guidelines for regulatory reporting purposes. The Company regularly reviews all loans within each loan category to establish risk ratings for them that include Pass, Watch, Special Mention, Substandard, Doubtful and Loss. Pursuant to ASC 310-10-35, the impaired portion of collateral dependent loans rated Doubtful is charged-off and the remaining balance is upgraded to Substandard. Other risk-related loans not considered impaired have loss factors applied to the various loan pool balances to establish loss potential for provisioning purposes.

Analyses are performed to establish the loss factors based on historical experience as well as expected losses based on qualitative evaluations of such factors as the economic trends and conditions, industry conditions, levels and trends in delinquencies and impaired loans, levels and trends in charge-offs and recoveries, among others. The loss factors are applied to loan category pools segregated by risk classification to estimate the loss inherent in the Company’s loan portfolio pursuant to the FASB’s, “Accounting for Contingencies” ASC 450-10-05.

Additionally, impaired loans are evaluated for loss potential on an individual basis in accordance with FASB’s “Accounting for Creditors for Impairment of a Loan” ASC 310-10-35, and specific reserves are established based on thorough analysis of collateral values where loss potential exists. When an impaired loan is collateral dependent and a deficiency exists in the fair value of real estate collateralizing the loan in comparison to the associated loan balance, the deficiency is charged-off at that time. Impaired loans are reviewed no less frequently than quarterly.

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

The table below summarizes the Bank’s defined “substandard” loan totals, the ASC 310-10-35 defined “impaired” loan totals (collectively “adversely classified loans”) and other related data at quarter end since June 30, 2009:

(Dollars in 000’s)
	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009
Rated substandard	$191,960	$181,675	$182,763	$192,250
Impaired	104,372	103,917	109,381	103,420

Total adversely classified loans*	$296,332	$285,592	$292,144	$295,670

Gross loans	$1,118,964	$1,149,027	$1,184,464	$1,201,068
Adversely classified loans to gross loans	26.48%	24.86%	24.66%	24.62%

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

As illustrated above, the Company experienced a 4% increase in Adversely Classified Loans in the current quarter. Reserves of both loan categories were $37.7 million and $35.6 million at March 31, 2010 and December 31, 2009, respectively. The extended economic downturn has shown its impact in the increase in loans rated substandard and impaired.

In addition, the loss activity of the Company has increased the loss factors in our allowance methodology that are based on historical loss experience. Qualitative factors have improved since December 31, 2009, as a result of slow improvement in economic conditions; however, the historical loss component changes have resulted in a net increase to the allowance of approximately $615,000 from December 31, 2009 to March 31, 2010.

In some instances the Company has modified or restructured loans to amend the interest rate and/or to extend the maturity. Through March 31, 2010, loans with amendments that qualify these as TDR’s totaled $11.0 million.

As of March 31, 2010, Management believes that the Company’s total allowance for credit losses and reserve for unfunded commitments is sufficient to absorb the losses inherent in the loan portfolio, related both to funded loans and unfunded commitments. This assessment, based on both historical levels of net charge-offs and continuing detailed reviews of the quality of the loan portfolio, involves uncertainty and judgment. As a result, the adequacy of the allowance for loan losses and the reserve for unfunded commitments cannot be determined with inherent accuracy and may change in future periods. Additionally, bank regulatory authorities may require additional charges to the provision for loan losses as a result of their periodic examinations of the Company.

Goodwill

At March 31, 2010 and December 31, 2009, the Company had no recorded goodwill. The goodwill recorded in connection with acquisitions, principally the Stockmans Financial Group acquisition completed in 2008 and the Wachovia branch acquisition in 2009, as well as acquisitions prior to 2008, represented the excess of the purchase price over the estimated fair value of the net assets acquired. Goodwill and other intangible assets with indefinite lives are not amortized but are periodically tested for impairment. The Company performs a goodwill impairment analysis on an annual basis as of December 31 and on an interim basis when events or circumstances suggested impairment may have potentially existed.

For each of the quarters ending December 31, 2009, September 30, 2009, June 30, 2009, and March 31, 2009, the Company engaged a third-party valuation consultant to conduct an independent impairment analysis and to assist Management in its determination of the existence of any goodwill impairment.

The Company recorded a goodwill impairment charge of $74.9 million at December 31, 2009, reducing the goodwill account on the balance sheet to zero. The goodwill impairment charge had no effect on our cash balances, liquidity or regulatory capital ratios.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY – Liquidity enables the Company to fund loan commitments and meet customer withdrawals of deposits. The Company maintains its liquidity position through maintenance of cash resources, the stability of and growth in our core deposit base and through our ability to borrow funds from committed sources of credit and/or source brokered deposits. The Bank’s deposits currently exceed loans as reflected in its loan-to-deposit ratio at March 31, 2010 and December 31, 2009, of 82.16% and 80.87%, respectively.

As of March 31, 2010, the Company’s overall liquidity position declined slightly when compared to December 31, 2009 and March 2009, but remained strong. Liquidity in the form of excess cash and funds invested on a short-term basis (including federal funds sold and interest-earning deposits with the FHLB) increased approximately $25.9 million while borrowed funds in the form of federal funds purchased and FHLB advances were zero as of both March 31, 2010 and December 31, 2009. Investment securities decreased by a net $1.3 million. Historically, all of the Company’s investment securities have been pledged for collateralization of public funds on deposit and, therefore, are not available for purposes of liquidity. Our pledging requirements have been met through the use of our securities portfolio. The Company anticipates continuing to use its unpledged investment securities to collateralize fed funds lines of credit with its correspondent banks.

Management maintains contingency plans for addressing the Company’s ongoing liquidity needs and presently believes the Bank’s stable core deposit base provides for opportunity should Management decide to attract additional deposits by increasing the rate of interest offered on deposits, particularly certificates of deposit. The Bank is also maintaining a significant balance of cash equivalents until such time as liquidity concerns within the community banking environment have subsided. Although the current economic environment has impeded significant loan growth, the Company could eliminate any loan growth and any related cash utilization through various policy changes including increased pricing. Additionally, selling any unpledged investment securities is a source for additional cash equivalents.

The Company maintains secured lines-of-credit with the FHLB and with the Federal Reserve Bank of San Francisco. As of March 31, 2010, the Bank had $27,000 of borrowings advanced from the FHLB and an aggregate of $26.3 million in letters of credit issued by the FHLB on behalf of the Company to meet its excess deposit insurance requests from customers. The Company also had immediate availability to borrow an additional $9.9 million under the Company’s credit line with the FHLB. As of March 31, 2010, the Company also had the capability to draw up to $18.3 million from the Federal Reserve Bank of San Francisco and $20.0 million from a correspondent bank, pursuant to collateralized credit arrangements.

At March 31, 2010, the Company had approximately $91.6 million in outstanding commitments to extend credit for loans. Under the terms of construction project commitments, completion of specified project benchmarks must be certified before funds may be drawn. Additionally, we anticipate that a portion of these commitments will expire or terminate without funding. Management believes that the Company’s available resources will be sufficient to fund these commitments in the normal course of business.

In addition, as of March 31, 2010, the Company had $22.3 million of standby letters related to extensions of credit and approximately $300,000 of other unsecured lines of credit related to overdraft protection for demand deposit accounts.

As disclosed in the Consolidated Statements of Cash Flows, net cash provided operating activities totaled $8.7 million during the three months ended March 31, 2010 and net cash of $68.3 million provided by investing activities. Cash used in financing activities, totaling $29.3 million, was principally comprised of $58.8 million decrease in deposits offset by $29.5 million received for the Company’s common stock offering.

CAPITAL RESOURCES – Federal regulators require the measurement of various capital ratios, including risk-based capital measurements. Risk-weighted ratios require an analysis that weights balance sheet and off-balance sheet items for their inherent risk. It requires minimum standards for risk-based capital by capital tier.

The following table reflects PremierWest Bank’s various capital ratios, as compared to regulatory minimums for capital adequacy purposes:

	March 31, 2010	December 31, 2009	March 31, 2009	Regulatory Minimum to be “Adequately Capitalized”	Regulatory Minimum to be “Well-Capitalized”
				greater than or equal to	greater than or equal to
Total risk-based capital ratio	11.01%	8.53%	13.63%	8.00%	10.00%
Tier 1 risk-based capital ratio	9.73%	7.25%	12.37%	4.00%	6.00%
Leverage ratio	8.21%	5.70%	12.02%	4.00%	5.00%

Similarly, the table below shows PremierWest Bancorp’s capital ratios, as compared to regulatory minimums:

	March 31, 2010	December 31, 2009	March 31, 2009	Regulatory Minimum to be “Adequately Capitalized”
				greater than or equal to
Total risk-based capital ratio	11.00%	8.62%	13.73%	8.00%
Tier 1 risk-based capital ratio	9.72%	6.84%	12.47%	4.00%
Leverage ratio	8.20%	5.38%	12.11%	4.00%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates. The Company’s market risk arises principally from interest rate risk in its lending, deposit and borrowing activities. Management actively monitors and manages its interest rate risk exposure. Although the Company manages other risks, such as credit quality and liquidity risk, in the normal course of business, Management considers interest rate risk to be a significant market risk, which could have a material effect on the Company’s financial condition and results of operations. Other types of market risks, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company’s business activities. The Company did not experience a significant change in market risk at March 31, 2010, as compared to December 31, 2009.

As stated in the annual report on Form 10-K for 2009, the Company attempts to monitor interest rate risk from the perspective of changes in the economic value of equity, also referred to as net portfolio value (NPV), and changes in net interest income. Changes to the NPV and net interest income are simulated using instant and permanent rate shocks of plus and minus 300 basis points, in increments of 100 basis points. It is the Company’s policy to manage interest rate risk to maximize long-term profitability under the range of likely interest-rate scenarios. For additional information, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” referenced in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, PremierWest Bancorp’s Management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, Management, including our President & Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures are effective in timely alerting them to information relating to us that is required to be included in our periodic SEC filings.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during our most recent quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

Risks Related to Our Company

We may be required to raise additional capital or sell assets in the future, but that capital or the opportunity to sell assets may not be available, or may only be available on unfavorable terms.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. The proceeds of our completed rights offering returned our status to published “Well-Capitalized” levels, including exceeding the 10.0% risk-based capital level. We are, however, subject to a Consent Order that requires higher capital levels, including a 10.0% leverage ratio. Our leverage ratio as of March 31, 2010, was 8.20%. If we are unable to increase our capital levels to the Consent Order requirements, we may be subject to penalties or further restrictions on our operations. In addition, future losses could reduce our capital levels. We may need to raise additional capital in to maintain or improve our capital position or to support our operations. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we may not be able to raise additional capital, if needed, on terms acceptable to us. Alternatively, we may be required to improve our capital ratios through the sale of assets. Market conditions for the sale of assets may not be favorable and we may not be able to lower asset levels sufficiently to meet the requirements of the Consent Order or to maintain existing capital levels. If we cannot raise additional capital or improve capital ratios through other options when needed, our financial condition, and our ability to maintain or improve our capital position to support our operations and to continue as a going concern, could be materially impaired.

We are subject to a Consent Order, which places limits on our operations and could result in penalties or further restrictions if we fail to comply with its terms.

In light of the current challenging operating environment, along with our elevated level of non-performing assets, delinquencies and adversely classified assets, the Bank is subject to a Consent Order with the FDIC and Department of Finance and Corporate Securities (“DFCS”) following a recent examination, and we expect to become subject to a similar agreement with the Federal Reserve. The Consent Agreement places limitations on our business and could adversely affect our ability to implement our business plans, including potential growth strategies that we might otherwise pursue. We have limitations on our lending activities and on the rates paid by the Bank to attract retail deposits in its local markets. We are required to reduce our levels of non-performing assets within specified time frames. These time frames could result in our inability to maximize the price that might otherwise be received for underlying properties. In addition, if such restrictions were also imposed upon other institutions that operate in the Bank’s markets, multiple institutions disposing of properties at the same time could further diminish the potential proceeds received from the sale of these properties. We are restricted from paying dividends from the Bank to the Holding Company during the life of the Consent Order, which restricts our ability to issue preferred stock dividends and make junior subordinated debenture interest payments. If we fail to comply with the provisions of the Consent Agreement, we could be subject to additional restrictions or penalties.

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

Aside from the risk factors above, there were no material changes in the risk factors presented in the Company’s Form 10-K for the year ended December 31, 2009.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) [Not applicable.]

(b) [Not applicable.]

(c) None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(a) [Not applicable.]

(b) [Not applicable.]

ITEM 4. REMOVED AND RESERVED

[None.]

ITEM 5. OTHER INFORMATION

[None.]

ITEM 6. EXHIBITS

(a)	Exhibits

3.1	Articles of Incorporation of PremierWest Bancorp (incorporated by reference to Exhibit 3.1 to Form 10-K filed March 16, 2010)
3.2	Amended and Restated Bylaws of PremierWest Bancorp (incorporated by reference to Exhibit 3.2 to Form 10-K filed March 16, 2010)
10.1	Consent Order with the FDIC and Oregon Division of Finance and Corporate Securities (incorporated by reference to Exhibit 99.1 to Form 8-K filed April 8, 2010)
10.2	Form of Compensation Modification Agreement dated January 6, 2010 with executive officers (incorporated by reference to Exhibit 10.1 to Form 8-K filed January 8, 2010)
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer (Principal Accounting and Principal Financial Officer) required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer (Principal Accounting and Principal Financial Officer) required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

SIGNATURES: Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: May 10, 2010

PREMIERWEST BANCORP

/s/ James M. Ford
James M. Ford, President and Chief Executive Officer

/s/ Michael D. Fowler
Michael D. Fowler, Chief Financial Officer and Principal Accounting Officer