Form 10-Q
period 2010-06-30
PREMIERWEST BANCORP
filed 2010-08-09
CIK 1102287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares outstanding of Registrant's common stock as of August 6, 2010 was 100,348,303.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PREMIERWEST BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in 000’s)
(UNAUDITED)

ASSETS
	June 30,	December 31,	June 30,
	2010	2009	2009
Cash and cash equivalents:
Cash and due from banks	$30,573	$33,092	$34,822
Federal funds sold	77,785	69,855	33,350
Interest-bearing deposits	7,174	168	155
Total cash and cash equivalents	115,532	103,115	68,327
Interest-bearing certificates of deposit (original maturities greater than 90 days)	12,150	50,650	10,650
Investments:
Investment securities available-for-sale, at fair market value	150,748	114,937	173
Investment securities held-to-maturity, at amortized cost
(fair value of $27,170 at 6/30/10, $43,536 at 12/31/09,
and $35,178 at 6/30/09)	26,302	43,384	35,076
Investment securities - Community Reinvestment Act	4,000	4,000	4,000
Restricted equity securities	3,586	3,643	3,643
Total investments	184,636	165,964	42,892
Mortgage loans held-for-sale	1,188	1,731	1,097
Loans, net of deferred loan fees	1,090,883	1,148,127	1,199,776
Allowance for loan losses	(43,917)	(45,903)	(40,300)
Loans, net	1,046,966	1,102,224	1,159,476

Premises and equipment, net of accumulated depreciation and amortization	47,167	47,812	46,629
Core deposit intangibles, net of amortization	2,968	3,448	2,095
Goodwill	-	-	70,437
Other real estate owned and foreclosed assets	15,084	24,748	14,588
Accrued interest and other assets	35,202	36,622	61,849
TOTAL ASSETS	$1,460,893	$1,536,314	$1,478,040

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits:
Demand	$244,315	$256,167	$244,083
Interest-bearing demand and savings	481,726	520,719	434,331
Time $100,000 or greater	223,662	221,941	174,199
Time less than $100,000	363,798	421,935	396,158
Total deposits	1,313,501	1,420,762	1,248,771
Federal Home Loan Bank borrowings	25	28	32
Junior subordinated debentures	30,928	30,928	30,928
Accrued interest and other liabilities	15,279	13,061	12,289
Total liabilities	1,359,733	1,464,779	1,292,020
COMMITMENTS AND CONTINGENCIES (Note 12)
SHAREHOLDERS' EQUITY
Series B Preferred Stock, net of unamortized discount,
no par value (liquidation preference $1,000 per share), 41,400 shares
authorized, issued and outstanding (41,400 at 12/31/09 and 6/30/09)	39,753	39,561	39,368
Common stock - no par value; 150,000,000 shares authorized;
100,348,303 shares issued and outstanding
(24,771,928 at 12/31/09 and 24,766,928 at 6/30/09)	208,155	175,449	175,225
Accumulated deficit	(150,075)	(144,710)	(28,600)
Accumulated other comprehensive income	3,327	1,235	27
Total shareholders' equity	101,160	71,535	186,020
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,460,893	$1,536,314	$1,478,040

See accompanying notes.

PREMIERWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in 000’s, Except for Loss per Share Data)
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$16,366	$18,843	$33,197	$38,570
Interest on investments:
Taxable	1,170	287	2,365	562
Nontaxable	51	30	102	58
Interest on federal funds sold	43	37	73	54
Other interest and dividends	27	18	98	18
Total interest and dividend income	17,657	19,215	35,835	39,262

INTEREST EXPENSE
Deposits:
Interest-bearing demand and savings	620	1,028	1,368	2,074
Time	1,991	3,443	4,138	7,582
Federal funds purchased	-	-	-	14
Federal Home Loan Bank advances	1	-	1	18
Junior subordinated debentures	216	449	672	898
Total interest expense	2,828	4,920	6,179	10,586
Net interest income	14,829	14,295	29,656	28,676
LOAN LOSS PROVISION	2,350	50,390	8,450	61,090
Net interest income (loss) after loan loss provision	12,479	(36,095)	21,206	(32,414)

NON-INTEREST INCOME
Service charges on deposits accounts	1,060	1,355	2,095	2,607
Mortgage banking fees	50	227	181	389
Investment brokerage and annuity fees	359	317	707	590
Other commissions and fees	732	637	1,454	1,223
Other non-interest income	244	263	725	504
Total non-interest income	2,445	2,799	5,162	5,313

NON-INTEREST EXPENSE
Salaries and employee benefits	6,942	7,078	13,962	14,124
Net occupancy and equipment	2,021	1,819	3,925	3,697
FDIC and state assessments	1,152	1,138	2,364	1,739
Communications	498	499	1,019	1,001
Professional fees	589	432	1,330	1,100
Advertising	222	255	396	449
Net cost of operations of other real estate owned
and foreclosed assets	2,373	141	2,965	141
Other non-interest expense	2,554	2,077	4,525	3,825
Total non-interest expense	16,351	13,439	30,486	26,076

LOSS BEFORE BENEFIT FOR INCOME TAXES	(1,427)	(46,735)	(4,118)	(53,177)
BENEFIT FOR INCOME TAXES	-	(18,750)	-	(21,585)
NET LOSS	(1,427)	(27,985)	(4,118)	(31,592)
PREFERRED STOCK DIVIDENDS AND DISCOUNT ACCRETION	636	614	1,247	941
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(2,063)	$(28,599)	$(5,365)	$(32,533)

LOSS PER COMMON SHARE:
BASIC	$(0.02)	$(1.15)	$(0.08)	$(1.32)
DILUTED	$(0.02)	$(1.15)	$(0.08)	$(1.32)

See accompanying notes.

PREMIERWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE LOSS
(Dollars in 000’s, Except Share Amounts)

					Retained	Accumulated
	Preferred Stock		Common Stock		Earnings	Other	Total
					(Accumulated	Comprehensive	Shareholders'	Comprehensive
	Shares	Amount	Shares	Amount	Deficit)	Income	Equity	Loss
BALANCE - DECEMBER 31, 2008	-	$-	23,574,351	$168,032	$8,913	$39	$176,984
Comprehensive loss:
Net loss	-	-	-	-	(146,472)	-	(146,472)	$(146,472)
Other comprehensive income -
Change in fair value of
securities available-for-sale	-	-	-	-	-	787	787	787
Amortization of unrealized
gains for investment securities
transferred to held-to-maturity	-	-	-	-	-	409	409	409
Comprehensive loss								$(145,276)
Preferred stock dividend paid	-	-	-	-	(1,047)	-	(1,047)
Preferred stock dividend accrued	-	-	-	-	(784)	-	(784)
Common stock dividend (5%)	-	-	1,178,711	4,741	(4,741)	-	-
Common stock cash dividend	-	-	-	-	(236)	-	(236)
Cash paid for fractional shares	-	-	-	-	(3)	-	(3)
Stock-based compensation expense	-	-	-	448	-	-	448
Stock options exercised and issuance of
restricted stock	-	-	18,866	49	-	-	49
Issuance of Series B preferred stock to
U.S. Treasury, and accretion of discount	41,400	39,561	-	-	(340)	-	39,221
Issuance of warrant to U.S. Treasury	-	-	-	2,179	-	-	2,179
BALANCE - December 31, 2009	41,400	39,561	24,771,928	175,449	(144,710)	1,235	71,535
Comprehensive loss:
Net loss	-	-	-	-	(4,118)	-	(4,118)	$(4,118)
Other comprehensive income -
Change in fair value of
securities available-for-sale	-	-	-	-	-	2,094	2,094	2,094
Amortization of unrealized
gains for investment securities
transferred to held-to-maturity	-	-	-	-	-	(2)	(2)	(2)
Comprehensive loss								$(2,026)
Preferred stock dividend accrued	-	-	-	-	(1,055)	-	(1,055)
Stock offering	-	-	75,576,375	32,506	-	-	32,506
Stock-based compensation expense	-	-	-	200	-	-	200
Accretion of discount from Series B preferred
stock	-	192	-	-	(192)	-	-
BALANCE - June 30, 2010	41,400	$39,753	100,348,303	$208,155	$(150,075)	$3,327	$101,160

See accompanying notes.

PREMIERWEST BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in 000’s)

	For The Six Months Ended
	June 30,	June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(4,118)	$(31,592)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	1,959	1,890
Loan loss provision	8,450	61,090
Deferred income taxes	-	(12,947)
Amortization of premiums and accretion of discounts on investment securities, net	1,007	147
Gain on sale of invesments	(296)	-
Funding of loans held-for-sale	(9,098)	(21,033)
Sale of loans held-for-sale	9,821	20,633
Gain on sale of loans held-for-sale	(180)	(389)
Change in BOLI value (net of benefit obligations)	(275)	(350)
Stock-based compensation expense	200	224
Loss on sales of premises and equipment	396	141
Gain on sale of other real estate owned and foreclosed assets	(1,463)	(38)
Write down of other real estate owned due to impairment	3,095	187
Write down of low income housing tax credit investment	82	76
Changes in accrued interest receivable/payable and other assets/liabilities	3,063	(5,982)
Net cash provided by operating activities	12,643	12,057

CASH FLOWS FROM INVESTING ACTIVITIES:
Net investment in interest-bearing certificates of deposit	38,500	(10,452)
Purchase of investment securities available-for-sale	(105,128)	-
Proceeds from principal payments received on securities available-for-sale	10,528	16
Proceeds from sale of securities available-for-sale	60,238	-
Purchase of investment securities held-to-maturity	-	(14,787)
Proceeds from principal payments received on securities held-to-maturity	649	-
Proceeds from maturities and calls of investment securities held-to-maturity	16,365	11,767
Proceeds from FHLB stock redemption	57	-
Loan originations, net	41,699	(3,203)
Purchase of premises and equipment	(1,230)	(445)
Sale or disposal of premises and equipment	-	468
Purchase of low income housing tax credit investment	(287)	(575)
Purchase of improvements for other real estate owned and foreclosed assets	(324)	(233)
Proceeds from sale of other real estate owned and foreclosed assets	13,465	1,793
Net cash provided by (used in) investing activities	74,532	(15,651)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	(107,261)	37,502
Net decrease in Federal Home Loan Bank borrowings	(3)	(20,010)
Net decrease in Federal Funds purchased	-	(25,003)
Cash received from stock offerings, net of costs	32,506	-
Dividends paid on common stock	-	(236)
Dividends paid on preferred stock	-	(529)
Cash paid for fractional shares relating to stock dividend	-	(3)
Stock options exercised	-	48
Proceeds from issuance of preferred stock	-	41,400
Net cash provided by (used in) financing activities	(74,758)	33,169
NET INCREASE IN CASH AND CASH EQUIVALENTS	12,417	29,575
CASH AND CASH EQUIVALENTS - Beginning of the period	103,115	38,752
CASH AND CASH EQUIVALENTS - End of the period	$115,532	$68,327
SUPPLEMENTAL DISCOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$5,797	$11,122
Cash paid for taxes	$-	$650
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
Transfers of loans to other real estate owned and foreclosed assets	$5,109	$12,053
Increase in goodwill resulting from acquisition of Stockmans Financial Group	$-	$37
Preferred cash dividend accrued but not yet paid	$1,055	$265
Trust preferred securities interest accrued but not yet paid	$1,181	$-
Accretion of preferred stock discount	$192	$147

See accompanying notes.

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – The accompanying consolidated financial statements include the accounts of PremierWest Bancorp (the “Company” or “PremierWest”) and its wholly-owned subsidiary, PremierWest Bank (the “Bank”).

The Bank offers a full range of financial products and services through a network of 44 full service branch offices, 37 of which are located along the Interstate 5 freeway corridor between Roseburg, Oregon, and Sacramento, California. This total includes the two recently acquired Wachovia branches in Davis and Grass Valley, California (refer to Note 3). Of the 44 full service branch offices, 23 are located in Oregon (Jackson, Josephine, Deschutes, Douglas and Klamath Counties) and 21 are located in California (Siskiyou, Shasta, Butte, Tehama, Sacramento, Nevada and Yolo Counties). The Bank’s activities include the usual lending and deposit functions of a community-oriented commercial bank: commercial, real estate, installment and mortgage loans; checking, time deposit and savings accounts; mortgage loan brokerage services; and automated teller machines (“ATM”) and safe deposit facilities. The Bank has three subsidiaries: Premier Finance Company, PremierWest Investment Services, Inc. and Blue Star Properties, Inc. Premier Finance Company has offices in Medford, Grants Pass, Redmond, Roseburg, Klamath Falls, Eugene and Portland, Oregon and Redding, California and is engaged in the business of consumer lending. PremierWest Investment Services, Inc. operates throughout the Bank’s market area providing brokerage services for investment products including stocks, bonds, mutual funds and annuities. Blue Star Properties, Inc. serves solely to hold real estate properties for the Company but is currently inactive.

Effective April 30, 2010, three existing California branches (Natomas, Roseville and South Chico) and one existing Oregon branch (Roseburg) were closed and consolidated with existing PremierWest branches in close proximity.

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

The balance sheet data as of December 31, 2009 were derived from audited financial statements and do not include all disclosures contained in the 2009 Annual Report to Shareholders. The interim consolidated financial statements should be read in conjunction with the Company’s 2009 consolidated financial statements, including the notes thereto, included in the 2009 Annual Report to Shareholders as filed with the Securities and Exchange Commission on Form 10-K. The reader should keep in mind that the results of operations for the interim periods shown in the accompanying consolidated financial statements are not necessarily indicative of results for any future interim periods or the entire fiscal year.

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

In preparing these financial statements, the Company has evaluated events and transactions subsequent to June 30, 2010, for potential recognition or disclosure in the financial statements. In Management’s opinion, all accounting adjustments necessary to accurately reflect the financial position and results of operations on the accompanying financial statements have been made. These adjustments include normal and recurring accruals considered necessary for a fair and accurate presentation.

Reclassifications – Certain reclassifications have been made to the 2009 consolidated financial statements to conform to current year presentations. These reclassifications have no effect on previously reported shareholders’ equity, net loss or loss per share.

Stock dividends – Share and per share data in the accompanying consolidated financial statements reflect all previously declared and paid stock dividends. A 5% stock dividend was declared on January 8, 2009, and paid on April 15, 2009. The impact of this stock dividend has been reflected in the statement of operations, statement of shareholders’ equity and comprehensive loss and all share and per share amounts for all periods presented. The Company did not declare a stock dividend in the quarter ended June 30, 2010.

Cash dividends – On January 8, 2009, the Company declared a $0.01 per share quarterly cash dividend on common stock. The dividend was paid on February 17, 2009, to PremierWest Bancorp shareholders of record as of January 30, 2009. No quarterly common stock cash dividend was declared in the quarter ended June 30, 2010.

On August 17, 2009, a cash dividend of $517,500 was paid to the United States Department of the Treasury pursuant to the Troubled Asset Relief Program Capital Purchase Program for the 41,400 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B, with cumulative dividends at a rate of 5.0% per annum for the first five years and 9.0% per annum thereafter. While payments have not been made since the third quarter of 2009, in order to preserve capital, the Company has continued to accrue dividends through the second quarter of 2010. As of June 30, 2010, accrued dividends totaled approximately $1.8 million, of which approximately $1.1 was accrued during the first and second quarters of 2010.

NOTE 2 – REGULATORY AGREEMENT, ECONOMIC CONDITIONS AND MANAGEMENT’S PLAN

Based on the results of an examination completed during the third quarter of 2009, effective April 6, 2010, the Bank stipulated to the issuance of a formal regulatory Consent Order (the “Agreement”) with the Federal Deposit and Insurance Corporation (“FDIC”) and the Oregon Division of Finance and Corporate Securities (the “DFCS”), the Bank’s principal regulators, primarily as a result of recent significant operating losses and increasing levels of adversely-classified loans. The Agreement imposes certain operating restrictions on the Bank, many of which have already been or are in the process of being implemented by the Bank.

Among the corrective actions required are for the Bank to retain qualified management, restrict dividends, reduce adversely-classified loans, maintain an adequate allowance for loan losses, revise the strategic plan and various policies, as well as maintain elevated capital levels. In addition, the Agreement provides timelines and thresholds from the date of issuance to achieve the aforementioned corrective actions.

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
  Reduction of assets and liabilities with primary emphasis on reducing non-performing assets through (1) sales of other real estate owned and foreclosed assets, (2) aggressive out-management of classified loans through unfavorable renewal pricing, charge-offs and foreclosures as appropriate, and (3) reduced emphasis on public funds deposits and corresponding reductions in collateral investment securities.
  Continuing reductions in non-interest expense levels.
  Evaluation of all business lines within the organization for possible gains upon disposition or significant cost-savings opportunities, as evidenced by the Company’s recent consolidation of four of its branches (see Note 1).

On June 4, 2010, the Company entered into a Written Agreement with the Federal Reserve Bank of San Francisco and the DFCS, which routinely accompanies or follows an FDIC Consent Order, comparable to the Agreement described above. The Written Agreement provides that the Company will:

  Provide quarterly progress reports as well as other reports and plans,
  Take steps to ensure the Bank complies with the Agreement,
  Obtain regulatory approval to pay dividends or to incur indebtedness, and
  Obtain approvals for a variety of other routine items.

The Bank’s regulatory capital ratios were adversely affected by losses that occurred as a result of credit losses associated with the adverse state of the economy, and depressed real estate valuations on our commercial real estate concentrations. Also, as a result of the Bank’s operating results and financial condition, the Bank recognized an impairment to goodwill and established a valuation allowance against its deferred tax assets. The Bank continues to have high loan concentrations in commercial real estate loans and in construction and development loans. If economic conditions were to worsen for these industry segments, our financial condition could suffer significant deterioration. These circumstances led to Management’s implementation of the measures summarized above.

There are no assurances Management’s plan, as developed and implemented to date, will successfully improve the Bank’s results of operation or financial condition or result in the termination of the Agreement and the Written Agreement. The economic environment in the market areas and the duration of the downturn in the real estate market will have a significant impact on the implementation of the Bank’s business plans.

In anticipation of the requirements of the Agreement, on January 29, 2010, the Company filed an amendment to the Form S-1 Registration Statement with the United States Securities and Exchange Commission announcing a proposed offering of up to 81,747,362 shares of the Company’s common stock. A prospectus was filed on February 1, 2010, providing that prior to a public offering of the shares, existing shareholders of the Company each received a subscription right to purchase 3.3 shares of the Company’s common stock at a subscription price of $0.44 per share.

On April 7, 2010, the Company concluded its rights offering and the related public offering and issued approximately 75.6 million shares with net proceeds of approximately $32.5 million, net of estimated offering costs of approximately $700,000.

NOTE 3 – ACQUISITION OF WACHOVIA BRANCHES

On July 17, 2009, PremierWest Bank acquired two Wachovia Bank branches in Northern California, located in Davis and Grass Valley. By bolstering its presence in Northern California, Management expects the Company to increase the availability of its services to existing customers throughout Northern California and to bring a community bank competitor to the Davis and Grass Valley communities. Soon after the acquisition date, these offices and their employees commenced operating as branch offices of PremierWest Bank. The transaction was accounted for as a business combination.

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

The core deposit intangible asset of $1.8 million represents the value ascribed to the long-term deposit relationships acquired. This intangible asset is being amortized on a straight-line basis over a weighted average estimated useful life of 7.4 years. The core deposit intangible asset is not estimated to have a significant residual value. There is a negative CD premium of $4.0 million, or -1.75% of book value. This negative premium was amortized over a weighted average estimated useful life of 11 months. The value is a result of the current all-in cost of the CD portfolio being well above the cost of similar funding. Goodwill represents the excess of the total purchase price paid for the Wachovia branches over the fair values of the assets acquired, net of the fair value of the liabilities assumed. Goodwill has been evaluated for possible impairment at least annually, and more frequently, if events and circumstances indicate that the asset might be impaired. Goodwill was evaluated for impairment and reduced to zero through an impairment charge on December 31, 2009.

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

(Dollars in 000's)		Fair Value Measurements
		At 6/30/10 Using
		Quoted Prices in
		Active Markets for			Significant
	Fair Value	Identical Assets		Other Observable Inputs	Unobservable Inputs
Description	6/30/2010	(Level 1)		(Level 2)	(Level 3)
Available-for-sale securities:
Mortgage-backed securities	$6,336		$-	$6,336	$-
Collaterialized mortgage obligations	137,922		-	137,922	-
Obligations of states and political subdivisions	6,490		-	6,490	-
Total assets measured at fair value	$150,748		$-	$150,748	$-

(Dollars in 000's)		Fair Value Measurements
		At 12/31/09 Using
		Quoted Prices in
		Active Markets for			Significant
	Fair Value	Identical Assets		Other Observable Inputs	Unobservable Inputs
Description	12/31/2009	(Level 1)		(Level 2)	(Level 3)
Available-for-sale securities:
Mortgage-backed securities	$4,302		$-	$4,302	$-
Collaterialized mortgage obligations	76,956		-	76,956	-
U.S. Government and agency securities	27,794		-	27,794	-
Obligations of states and political subdivisions	5,885		-	5,885	-
Total assets measured at fair value	$114,937		$-	$114,937	$-

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

Other real estate and foreclosed assets (“OREO”) acquired through foreclosure or deeds in lieu of foreclosure are carried at the lower of cost, less costs to sell, or estimated net realizable value utilizing current property appraisal valuations. When property is acquired, any excess of the loan balance over the estimated net realizable value is charged to the allowance for loan losses. Holding costs, subsequent write-downs to net realizable value, if any, or any disposition gains or losses are included in non-interest expense. The Bank had $15.1 million and $24.7 million in OREO at June 30, 2010 and December 31, 2009, respectively.

The following table presents the fair value measurement for non-recurring assets as of June 30, 2010 and December 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

(Dollars in 000's)		Fair Value Measurements
		For the Six Months Ended 6/30/10 Using

		Quoted Prices in			Total period
		Active Markets		Significant	gains (losses)
	Fair Value	for Identical	Other Observable	Unobservable	included in
Description	6/30/2010	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	earnings

Other real estate owned and foreclosed assets	$15,084	$-	$-	$15,084	$(1,632)
Loans measured for impairment, net of
specific reserves	62,587	-	-	62,587	(10,436)
Total impaired assets measured at fair value	$77,671	-	$-	$77,671	$(12,068)

(Dollars in 000's)		Fair Value Measurements
		For the Twelve Months Ended 12/31/09 Using

		Quoted Prices in			Total period
		Active Markets		Significant	gains (losses)
	Fair Value	for Identical	Other Observable	Unobservable	included in
Description	12/31/2009	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	earnings
Goodwill	$-	$-	$-	$-	$(74,920)

Other real estate owned and foreclosed assets	24,748	-	-	24,748	(1,507)
Loans measured for impairment, net of
specific reserves	50,561	-	-	50,561	(59,285)
Total impaired assets measured at fair value	$75,309	$-	$-	$75,309	$(135,712)

When goodwill exists, the Company performs a goodwill impairment analysis on an annual basis as of December 31 and on an interim basis when events or circumstances suggest impairment may potentially arise. A significant amount of judgment is required in determining if indications of impairment have occurred including, but not limited to, a sustained and significant decline in the stock price and market capitalization of the Company, a significant decline in the future cash flows expected by the Company, an adverse regulatory action, a significant adverse change in the Company’s business operating environment and other events.

The Company recorded a goodwill impairment charge of $74.9 million at December 31, 2009, reducing the goodwill account on the balance sheet to zero.

As of June 30, 2010 and December 31, 2009, all nonperforming loans were considered impaired and were measured for impairment.

The table below shows the detail of the various categories of impaired loans:

		As of December 31,
(Dollars in 000's)	As of June 30, 2010	2009
	Carrying	Carrying
	Value	Value
Impaired loans with charge-offs loan-to-date (1)	$43,835	$36,624
Impaired loans with specific reserves	25,988	15,568
Impaired loans with both specific reserves and charge-offs loan-to-date (1)	70	6,088
Subtotal impaired loans with specific reserves and/or charge-offs loan-to-date	69,893	58,280
Specific reserves associated with impaired loans	(7,306)	(7,719)
Total loans measured for impairment, net of specific reserves	$62,587	$50,561

Impaired loans without charge-offs or specific reserves	59,810	45,637

(1) Total charge-offs incurred from inception of the loans

The following methods and assumptions were used by the Bank in estimating fair values of assets and liabilities in accordance with the provisions of Financial Accounting Standards Board, “Disclosures about Fair Value on Financial Instruments,” ASC 825-10-50.

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

The following disclosures are made in accordance with the provisions of ASC 825-10-50, “Disclosures About Fair Value of Financial Instruments,” which requires the disclosure of fair value information about financial instruments where it is practicable to estimate that value. In cases where quoted market values are not available, the Bank primarily uses present value techniques to estimate the fair values of its financial instruments. Valuation methods require considerable judgment and the resulting estimates of fair value can be significantly affected by the assumptions made and methods used. Accordingly, the estimates provided herein do not necessarily indicate amounts that could be realized in a current market exchange.

In addition, as the Bank normally intends to hold the majority of its financial instruments until maturity, it does not expect to realize many of the estimated amounts disclosed. The disclosures also do not include estimated fair value amounts for items that are not defined as financial instruments but have significant value. These include such off-balance sheet items as core deposit intangibles on non-acquired deposits. The Bank does not believe that it would be practicable to estimate a representational fair value for these types of items as of the periods presented.

As ASC 825-10-50 excludes certain financial instruments and all non-financial instruments from its disclosure requirements, any aggregation of the fair value amounts presented in the following table would not represent the underlying value of the Bank.

The estimated fair values of the Bank’s significant on-balance sheet financial instruments at June 30, 2010, and December 31, 2009, were as follows:

(Dollars in 000's)	As of June 30, 2010		As of December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

Financial assets:
Cash and cash equivalents	$115,532	$115,532	$103,115	$103,115
Interest-bearing certificates of deposit
(original maturities greater than 90 days)	$12,150	$12,150	$50,650	$50,650
Investment securities available-for-
sale	$150,748	$150,748	$114,937	$114,937
Investment securities held-to-
maturity	$26,302	$27,170	$43,384	$43,536
Investment securities -	$4,000	$4,000	$4,000	$4,000
Community Reinvestment Act
Restricted equity investments	$3,586	$3,586	$3,643	$3,643
Loans held-for-sale	$1,188	$1,188	$1,731	$1,731
Loans	$1,046,966	$944,517	$1,102,224	$1,038,580

Financial liabilities:
Deposits	$1,313,501	$1,271,677	$1,420,762	$1,429,500
FHLB borrowings	$25	$25	$28	$28
Junior subordinated debentures	$30,928	$7,132	$30,928	$7,132

NOTE 5 – STOCK-BASED COMPENSATION

At June 30, 2010, PremierWest Bancorp had one active equity incentive plan – the 2002 Stock Incentive Plan (“2002 Plan”). The 2002 Plan was initially established in May 2002 and approved by shareholders. The 2002 Plan was amended and restated in May 2005 to allow for the issuance of restricted stock grants in addition to stock options. The 2002 Plan was also amended and restated in May 2007 to increase the number of shares available for issuance under the plan by 1,000,000 shares. Both amendments were approved by shareholders. The amended and restated 2002 Plan authorizes the issuance of up to 2,140,123 shares of stock, of which 1,222,335 shares were available for issuance at June 30, 2010.

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

During the six month period ended June 30, 2010, stock option activity was as follows:

			Weighted Average
	Number	Weighted Average	Remaining	Aggregate
	of	Exercise	Contractual Term	Intrinsic Value
	Shares	Price	(Years)	(in thousands)
Stock options outstanding, 12/31/2009	934,076	$9.16
Issued	2,000	$1.42
Forfeited	(18,288)	$8.65
Stock options outstanding, 6/30/2010	917,788	$9.15	5.48	$-
Stock options exercisable, 6/30/2010	600,425	$8.73	4.43	$-

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

	Three months ended June 30,
	2010	2009
Risk-free interest rate	N/A	3.2%
Expected dividend	N/A	2.54%
Expected lives, in years	N/A	7.0
Expected volatility	N/A	28%

There were no stock options granted during the second quarter of 2010. The weighted-average grant date fair value of options granted during the six-month periods ended June 30, 2010 was $0.91.

ASC 718-10-10 requires that the cash flows from the tax benefits resulting from tax deductions in excess of the compensation expense recognized for stock options (excess tax benefits) be reported as financing cash flows. There were no excess tax benefits classified as financing cash inflows for the three months and six months ended June 30, 2010 and June 30, 2009, respectively.

Stock-based compensation expense recognized under ASC 718-10-10 was $96,000 with a related tax benefit of $38,400 for the quarter ended June 30, 2010, compared to stock-based compensation expense of $112,000, with a related tax benefit of $44,800, for the quarter ended June 30, 2009. At June 30, 2010, unrecognized stock-based compensation expense totaled $712,098 and will be expensed over a weighted-average period of approximately 2.3 years.

NOTE 6 - INVESTMENT SECURITIES

Investment securities at June 30, 2010 and December 31, 2009 consisted of the following:
(Dollars in 000's)

	June 30, 2010
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Available-for-sale:
Mortgage-backed securities and collateralized
mortgage obligations	$141,434	$2,957	$(133)	$144,258
Obligations of states and political subdivisions	6,026	464	-	6,490
Total	$147,460	$3,421	$(133)	$150,748
Held-to-maturity:
Mortgage-backed securities and collateralized
mortgage obligations	$5,149	$151	$-	$5,300
U.S. Government and agency securities	12,199	375	-	12,574
Obligations of states and political subdivisions	8,954	384	(42)	9,296
Total	$26,302	$910	$(42)	$27,170
Investment securities -
Other Community Reinvestment Act	$4,000	$-	$-	$4,000
Restricted equity securities	$3,586	$-	$-	$3,586

	December 31, 2009
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Available-for-sale:
Mortgage-backed securities and collateralized
mortgage obligations	$80,039	$1,248	$(29)	$81,258
U.S. Government and agency securities	27,661	133	-	27,794
Obligations of states and political subdivisions	6,044	-	(159)	5,885
Total	$113,744	$1,381	$(188)	$114,937
Held-to-maturity:
Mortgage-backed securities and collateralized
mortgage obligations	$5,807	$90	$(64)	$5,833
U.S. Government and agency securities	28,238	208	(47)	28,399
Obligations of states and political subdivisions	9,339	111	(146)	9,304
Total	$43,384	$409	$(257)	$43,536
Investment securities -
Other Community Reinvestment Act	$4,000	$-	$-	$4,000
Restricted equity securities	$3,643	$-	$-	$3,643

The table below presents the gross unrealized losses and fair value of the Bank’s investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2010. Of these amounts, six available-for-sale and three held-to-maturity investment comprised the less than 12 months category, and four held-to-maturity investments comprised the 12 months or more category.

(Dollars in 000's)
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
At June 30, 2010	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-sale:
Mortgage-back securities and collateralized
mortgage obligations	$20,811	$(133)	$2	$-	$20,813	$(133)
Held-to-maturity:
Obligations of state and political
subdivisions	1,416	(36)	654	(6)	2,070	(42)
	$22,227	$(169)	$656	$(6)	$22,883	$(175)

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
At December 31, 2009	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-sale:
Mortgage-back securities and collateralized
mortgage obligations	$6,938	$(29)	$-	$-	$6,938	$(29)
Obligations of state and political
subdivisions	4,830	(159)	-	-	4,830	(159)
Held-to-maturity:
Mortgage-back securities and collateralized
mortgage obligations	$4,103	$(64)	$-	$-	$4,103	$(64)
U.S. Government and agency securities	7,953	(47)	-	-	7,953	(47)
Obligations of state and political
subdivisions	3,421	(132)	802	(14)	4,223	(146)
	$27,245	$(431)	$802	$(14)	$28,047	$(445)

Substantially all unrealized losses reflected above were the result of changes in interest rates subsequent to the purchase of the securities. The unrealized losses on these investments are not considered other-than-temporarily impaired because the decline in fair value is primarily attributable to the changes in interest rates rather than credit quality; the Bank does not intend to sell the securities in this class; and it is not likely that the Bank will be required to sell these securities before recovery of their amortized cost bases, which may include holding each security until maturity.

The amortized cost and estimated fair value of investment securities at June 30, 2010, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

At June 30, 2010
(Dollars in 000's)

	Available-for-sale		Held-to-maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value

Due in one year or less	$-	$-	$2,151	$2,184
Due after one year through five years	1,045	1,072	11,966	12,338
Due after five years through ten years	3,932	4,155	2,135	2,234
Due after ten years	142,483	145,521	10,050	10,414
	$147,460	$150,748	$26,302	$27,170

At June 30, 2010, investment securities with an estimated fair market value of $177.9 million were pledged to secure public deposits, certain nonpublic deposits and borrowings.

As required of all members of the FHLB system, the Company maintains investment in the capital stock of the FHLB in an amount equal to the greater of $500 or 0.5% of home mortgage loans and pass-through securities plus 5.0% of the outstanding balance of mortgage home loans sold to FHLB under the Mortgage Purchase Program. The FHLB system, the largest government sponsored entity in the United States, is made up of 12 regional banks, including the FHLB of Seattle. Participating banks record the value of FHLB stock equal to its par value at $100 per share. The Company is required to hold FHLB’s stock in order to receive advances and views this investment as long-term. Thus, when evaluating it for impairment, the value is determined based on the recovery of the par value through redemption by the FHLB or from the sale to another member, rather than by recognizing temporary declines in value. The FHLB disclosed that it reported net income for the three and six month periods ended June 30, 2010. However, it remains classified as “undercapitalized” as of June 30, 2010, with suspended dividend payments to its members. The Company has concluded that its investment in FHLB is not impaired as of June 30, 2010, and believes that it will ultimately recover the par value of its investment in this stock.

NOTE 7 – LOANS, NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

Loans as of June 30, 2010 and December 31, 2009 consisted of the following:
(Dollars in 000's)	June 30, 2010	December 31, 2009
Real estate-commercial	$568,595	$564,016
Real estate-construction	178,805	211,732
Real estate-residential	30,084	31,991
Commercial	191,517	209,538
Agricultural	38,984	43,418
Consumer	81,955	81,575
Overdrafts	313	4,929
Other	1,607	1,828
Gross loans	1,091,860	1,149,027
Less: allowance for loan losses	(43,917)	(45,903)
Less: deferred loan fees	(977)	(900)
Loans, net	$1,046,966	$1,102,224

Transactions in the allowance for loan losses for the six months ended June 30, 2010 and June 30, 2009 were as follows:
(Dollars in 000's)	June 30, 2010	June 30, 2009
BALANCE, beginning of the period	$45,903	$17,157
Loans charged-off	(14,966)	(38,513)
Loan recoveries	4,530	566
Loan loss provision	8,450	61,090
BALANCE, end of the period	$43,917	$40,300

The following table summarizes non-performing assets as of June 30, 2010 and December 31, 2009:
(Dollars in 000's)	June 30, 2010	December 31, 2009
Non-accrual loans	$129,458	$98,497
Loans past due greater than 90 days on accrual status	245	5,420
Total non-performing loans	129,703	103,917
Other real estate owned and foreclosed assets	15,084	24,748
Total non-performing assets	$144,787	$128,665
Non-performing loans to gross loans	11.88%	9.04%
Non-performing assets to total assets	9.91%	8.37%

In some instances the Company has modified or restructured loans to amend the interest rate and/or extend the maturity. Through June 30, 2010, any such amendments have generally been consistent with the terms of newly booked loans reflecting current standards for amortization and interest rate and do not represent concessions to such borrowers. In those instances where concessions have been granted meeting the criteria for a troubled debt restructuring (“TDR”), the related loans have been recorded as TDR’s and placed on non-accrual status. TDR’s recorded by the Company at June 30, 2010, totaled approximately $10.0 million and were comprised of 12 loans, of which there were approximately $503,000 of specific reserves associated with these loans.

The Company updated the majority of appraisals that were more than six months old on real estate collateral supporting non-performing loans. In addition, the appraisals for performing loans are updated annually or more frequently as necessary. The Company also accelerated the mandated five percent annual write-down of other real estate owned values in response to a new interpretation of regulatory requirements by the state banking regulators.

NOTE 8 – GOODWILL

When goodwill exists, the Company performs a goodwill impairment analysis on an annual basis as of December 31 and on an interim basis when events or circumstances suggest impairment may potentially arise. A significant amount of judgment is required in determining if indications of impairment have occurred including, but not limited to, a sustained and significant decline in the stock price and market capitalization of the Company, a significant decline in the future cash flows expected by the Company, an adverse regulatory action, a significant adverse change in the Company’s business operating environment and other events.

At December 31, 2009, the Company determined that a number of factors suggested that goodwill impairment might exist and, accordingly engaged an independent third-party valuation consultant to perform an impairment analysis as had been done as of September 30, 2009, June 30, 2009, March 31, 2009 and December 31, 2008.

The Company recorded a goodwill impairment charge of $74.9 million at December 31, 2009, reducing the goodwill account on the balance sheet to zero. The goodwill impairment charge had no effect on the Company’s cash balances, liquidity or regulatory capital ratios.

NOTE 9 – LINE OF CREDIT AND OTHER BORROWINGS

The Bank had long-term borrowings outstanding with the FHLB totaling $25,000 and $28,000 as of June 30, 2010 and December 31, 2009, respectively. The Bank makes monthly principal and interest payments on the long-term borrowings, which mature by 2014 and bear a fixed interest rate of 6.53%. The Bank has the ability to participate in the Cash Management Advance (“CMA”) program with the FHLB. CMA borrowings are short-term borrowings that mature within one year and accrue interest at the variable rate as published by the FHLB. As of June 30, 2010 and December 31, 2009, the Bank had no outstanding CMA borrowings. All outstanding borrowings with the FHLB are collateralized as provided for under the Advances, Security and Deposit Agreement between the Bank and the FHLB and include the Bank’s FHLB stock and any funds or investment securities held by the FHLB that are not otherwise pledged for the benefit of others. In addition, certain qualifying loans totaling approximately $42.3 million were pledged with the Federal Reserve Bank to support the Bank’s outstanding advances and provided for an additional available borrowing capacity of approximately $17.7 million as of June 30, 2010.

NOTE 10 – JUNIOR SUBORDINATED DEBENTURES

On December 30, 2004, the Company established two wholly-owned statutory business trusts (“PremierWest Statutory Trust I and II”) that were formed to issue junior subordinated debentures and related common securities. On August 25, 2005, Stockmans Financial Group established a wholly-owned statutory business trust (“Stockmans Financial Trust I”) to issue junior subordinated debentures and related common securities. Following the acquisition of Stockmans Financial Group, the Company became the successor-in-interest to Stockmans Financial Trust I. Common stock issued by each of the Trusts and held as an investment by the Company is recorded in other assets in the consolidated balance sheets. Following are the terms of the junior subordinated debentures as of June 30, 2010.

		Issued		Maturity	Redemption
Trust Name	Issue Date	Amount	Rate	Date	Date

PremierWest Statutory	December			December	December
Trust I	2004	$7,732,000	LIBOR + 1.75% (1)	2034	2009

PremierWest Statutory	December			March	March
Trust II	2004	7,732,000	LIBOR + 1.79% (2)	2035	2010

Stockmans Financial	August	15,464,000	5.93% (3)	September	September
Trust I	2005			2035	2010
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

The Oregon Department of Consumer and Business Services, which supervises banks and bank holding companies through its Division of Finance and Corporate Securities, and the Federal Reserve have policies that encourage banks and bank holding companies to pay dividends from current earnings, and have the general authority to limit the dividends paid by banks and bank holding companies, respectively. The Company does not expect to be in a position to pay interest payments on trust preferred securities without regulatory approval or until the Bank is “well-capitalized” and has satisfied conditions in its recent regulatory agreement (see Note 2). The Company is permitted to defer such interest payments for up to 20 consecutive quarters, but during a deferral period it is prohibited from making dividend payments on its capital stock. The amount of accrued and unpaid interest was approximately $1.2 million as of June 30, 2010.

NOTE 11 – PREFERRED STOCK

On February 13, 2009, in exchange for an aggregate purchase price of $41.4 million, the Company issued and sold to the United States Department of the Treasury pursuant to the Troubled Asset Relief Program Capital Purchase Program (“TARP”) the following: (i) 41,400 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B, no par value per share, and liquidation preference of $1,000 per share and (ii) a Warrant to purchase up to 1,090,385 shares of the Company’s common stock, no par value per share, at an exercise price of $5.70 per share, subject to certain anti-dilution and other adjustments. The Warrant may be exercised for up to ten years after it is issued.

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

While payments have not been made since the third quarter of 2009, in order to preserve capital, the Company has continued to accrue dividends through the second quarter of 2010. As of June 30, 2010, accrued and unpaid dividends totaled approximately $1.8 million.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve various levels and elements of credit and interest rate risk in excess of the amount recognized in the accompanying consolidated financial statements. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. As of June 30, 2010, the Company had a total of $112.7 million of unfunded loan commitments consisting of $92.1 million of commitments to extend credit to customers and $20.6 million of standby letters related to extensions of credit. The Company also had approximately $300,000 of other unsecured lines of credit related to overdraft protection for demand deposit accounts.

The Company has been named as a defendant in a suit filed in California that alleges lender liability. Management believes that the suit lacks merit and has begun the process of contesting the action. Accordingly, no reserve for loss has been established.

In the ordinary course of business, the Bank may become involved in litigation arising from normal banking activities. In the opinion of Management, the ultimate disposition of current actions will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

NOTE 13 – BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE

The Company’s basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders (net income (loss) less dividends declared and accretion of discount on preferred stock) by the weighted average number of common shares outstanding during the period, after giving retroactive effect to stock dividends and splits. The Company’s diluted earnings (loss) per common share is computed similar to basic earnings (loss) per common share except that the numerator is equal to net income (loss) and the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. Included in the denominator is the dilutive effect of stock options computed under the treasury stock method and the dilutive effect of the U.S. Treasury Warrant as if converted to common stock.

The following summarizes the weighted average shares outstanding for computation of basic and diluted shares for the six months ended June 30, 2010 and 2009.

Three months ended June 30:	2010	2009
Weighted average number of common shares:
Average shares outstanding-basic	98,796,537	24,766,928
Average shares outstanding-diluted	98,796,537	24,766,928

Six months ended June 30:	2010	2009
Weighted average number of common shares:
Average shares outstanding-basic	65,727,980	24,720,994
Average shares outstanding-diluted	65,727,980	24,720,994

As of June 30, 2010 and 2009, stock options of 917,788 and 1,006,814, respectively, were not included in the computation of diluted earnings per share, as well as a warrant to purchase 1,090,385 shares of common stock, as their inclusion would also have been anti-dilutive. No common stock equivalents are considered when the Company reports a net loss, as their inclusion would also be anti-dilutive.

NOTE 14 – INCOME TAXES

As of June 30, 2010 and December 31, 2009, the Company had no recorded net deferred tax assets. As of June 30, 2009, the Company had recorded a net deferred tax asset of $19.3 million, (which is included in the accompanying condensed consolidated balance sheets). Under generally accepted accounting principles, a valuation analysis is required to be established if it is “more likely than not” that the deferred tax asset will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, including forecasts of future income, applicable tax planning strategies and assessments of current and future economic and business conditions. The Company considers both positive and negative evidence regarding the ultimate realizability of deferred tax assets. Positive evidence includes the ability to implement tax planning strategies to accelerate taxable income recognition and the probability that taxable income will be generated in future periods. Negative evidence includes the Company’s cumulative loss in the prior three year period and the current general business and economic environment.

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

NOTE 15 – RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2010, the FASB issued Accounting Standards Update ASU No. 2010-20 “Receivables (Topic 310) - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” to improve the quality of financial reports by lowering the threshold for disclosure of an entity’s allowance for credit losses and the credit quality of its financing receivables, the FASB says an entity should provide disclosures disaggregated into two levels: portfolio segment and class of financing receivable. Users of financial statements should be able to readily evaluate the nature of credit risk inherent in an entity’s portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. Numerous additional disclosures relating to financing receivables are also being required, in order to shed further light on an entity’s financial position. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The Company does not expect the adoption of ASU No. 2010- 20 to have a material impact on the consolidated financial statements.

In April 2010, the FASB issued Accounting Standards Update ASU No. 2010-18 “Receivables (Topic 310) – Effect of a Loan Modification When the Loan is Part of the Pool that is Accounted for as a Single Asset” to clarify the guidance for loans acquired in a pool of assets with evidence of declining credit quality. FASB ASC 310-20, Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality, is amended to clarify the criteria by which an acquired loan can be removed from an asset pool. Modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. The amendments will be effective for loans that are part of an asset pool and are modified during financial reporting periods that end on or after July 15, 2010. The Company does not expect the adoption of ASU No. 2010-18 to have a material impact on the consolidated financial statements.

In April 2010, the FASB issued Accounting Standards Update ASU No. 2010-12 “Income Taxes” (Topic 740) to address changes in accounting for income taxes resulting from recently issued Health Care and Education Reconciliation Act of 2010 and the Patient Protection and Affordable Care Act. The update explains that even though the bills were signed seven days apart, they should be considered together for accounting purposes. If a registrant’s reporting period ends after the signing of the first bill, but before the signing of the second, they should take the effects of both bills into consideration when measuring current and deferred tax liabilities and assets. The Company does not expect the adoption of ASU No. 2010-12 to have a material impact on the consolidated financial statements.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of the “safe-harbor” provisions of Sections 21D and 21E of the Securities Exchange Act of 1934, as amended. Other than statements of historical fact, all statements about our financial position and results of operations, business strategy and Management’s plans and objectives for future operations are forward-looking statements. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” and “intend,” and words or phrases of similar meaning, as they relate to the Company or Management, are intended in part to help identify forward-looking statements. Examples of forward-looking statements include, but are not limited to: statements that include projections or Management’s expectations for revenues, income or expenses, earnings per share, capital expenditures, dividends, capital structure and other financial items; statements of the plans and objectives of the Company, its Management or its Board of Directors, including the introduction of new products or services, plans for expansion, acquisitions or future growth and estimates or predictions of actions by customers, vendors, competitors or regulatory authorities; statements about future economic performance; statements of assumptions underlying other statements about the Company and its business; statements regarding the adequacy of the allowance for loan losses; and descriptions of assumptions underlying or relating to any of the foregoing. Although Management believes that the expectations reflected in forward-looking statements are reasonable, we can make no assurance that such expectations will prove correct. Forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements. For a more comprehensive discussion of the risk factors impacting our business refer to Item 1A Risk Factors in the Company’s filed Form 10-K for the year ended December 31, 2009, as updated and supplemented by our filings with the Securities and Exchange Commission. These risks and uncertainties include the effect of competition and our ability to compete on price and other factors; deterioration in credit quality, or in the value of the collateral securing our loans, due to higher interest rates, increased unemployment, further or continued disruptions in the credit markets, or other economic factors; customer acceptance of new products and services; economic conditions and events that disproportionately affect our business due to regional concentration; general business and economic conditions, including the residential and commercial real estate markets; interest rate changes; regulatory and legislative changes; changes in the demand for loans and changes in consumer spending, borrowing and savings habits; changes in accounting policies; our ability to maintain or expand our market share or our net interest margin; factors that could limit or delay implementation of our marketing and growth strategies; and our ability to integrate acquired branches or banks. You should not unduly rely on forward-looking statements. They give our expectations about the future and are not guarantees. Forward-looking statements speak only as of the date they are made, and we do not undertake to update them to reflect changes that occur after the date they are made. This report includes information about our historical financial performance, and this information should not be considered as an indication or projection of future results.

OVERVIEW – The following includes Management’s discussion of the financial condition and results of operations for PremierWest Bancorp and its wholly-owned subsidiary, PremierWest Bank, including the Bank’s wholly-owned subsidiaries, Premier Finance Company and PremierWest Investment Services, Inc., for the three and six month periods ending June 30, 2010. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes contained in this report as well as the Company’s Form 10-K for the year ended December 31, 2009. For discussion purposes, Management has made comparisons, as it deems appropriate, to comparable interim periods in 2009 and the fiscal year period ended December 31, 2009.

HIGHLIGHTS – For the second quarter ending June 30, 2010, the Company’s net loss applicable to common shareholders was $2.1 million or $0.02 per basic and fully diluted common share, compared to net loss applicable to common shareholders of $28.6 million or $1.15 per basic and fully diluted common share for the quarter ended June 30, 2009. Annualized return on average common shareholders’ equity was -13.59% and annualized return on average assets was -0.55% for the quarter ended June 30, 2010, as compared to an annualized return on average common shareholders’ equity and return on average assets of -66.32% and -7.62%, respectively, for the quarter ended June 30, 2009.

During the second quarter of 2009, federal and state bank regulators initiated their annual regulatory examination and completed the examination during the third quarter of 2009. In April 2010, the Company stipulated to the issuance of a Consent Order (“the Agreement”) with the FDIC and the DFCS, the Bank’s principal regulators, directing the Bank to take actions intended to strengthen its overall condition, many of which were already or in the process of being implemented by the Bank. In June 2010, the Company entered into a Written Agreement with the Federal Reserve Bank of San Francisco and the DFCS, which routinely accompanies or follows a Consent Order from the FDIC and provides for similar restrictions and requirements at the holding company level. For a more detailed discussion, please reference the Company’s Forms 8-K filed April 8, 2010 and June 4, 2010.

In the first quarter of 2010, we began a common stock offering, which was completed in April 2010, and raised $33.2 million in gross proceeds. Proceeds received increased our Total Risk-Based Capital, Tier 1 Capital and Tier 1 Leverage Capital ratios, which now exceed published regulatory numerical standards for “Well-Capitalized” financial institutions. However, pursuant to the Agreement with the FDIC, the Bank is required to increase and maintain its Tier 1 Capital in such an amount to ensure that the Bank’s leverage ratio equals or exceeds 10% and be deemed “Well-Capitalized” under all regulatory standards for the Agreement to be terminated.

At June 30, 2010, loans, net of deferred fees, decreased $27.3 million or 2% compared to March 31, 2010 as a result of normal principal repayments, foreclosures and credit charge-offs. New loans funded during the most recent quarter totaled approximately $15.2 million. At June 30, 2010, deposits decreased $48.4 million or 4% from March 31, 2010. The principal decline included $16.9 million in public-entity deposits and non-core deposits, and was a planned reduction of deposits that do not represent strategic relationships.

PremierWest’s overall loss available to common shareholders declined $26.6 million or 93% over the three month period ending June 30, 2010, in comparison to the same period a year ago, principally due to reduced provision expense of $48.0 million.

At June 30, 2010, the Company’s allowance for loan losses totaled $43.9 million, representing 4.02% of gross loans. The $2.0 million decrease in the allowance from December 31, 2009, was comprised of a $8.5 million increase from the provision charge against earnings partially offset by $15.0 million in charge-offs less $4.5 million in recoveries of previously charged-off loans. The decline in the allowance for loan losses resulted from the addition of non-performing loans, whose specific reserves were much less than the general reserve requirement previously-allocated. This is due to the collateral supporting these loans being sufficient to protect against any additional credit loss.

Non-performing assets totaled $144.8 million at June 30, 2010, an increase of $16.1 million when compared to $128.7 million in non-performing assets at December 31, 2009. The June 30, 2010 balance includes $15.1 million in OREO compared to $24.7 million at December 31, 2009, reflecting continued active management of foreclosure-related activities and OREO sales during the second quarter of 2010.

Non-performing loans increased from $103.9 million at December 31, 2009, to $129.7 million at June 30, 2010. The principal component of the increase in non-performing loans was a single credit relationship comprised of six loans totaling $23.4 million, whose principal indicated his unwillingness or inability to service the debt obligations. As a result, the loans were placed on non-accrual.

The Bank’s gross loan to deposit ratio was 83.13% and 80.87% as of June 30, 2010 and December 31, 2009, respectively. The increase is a result of the $16.9 million decline in deposits principally due to a decline in public-entity deposits and other non-core deposits over the six-month period.

The Company continues to have strong liquidity and a substantial and stable core deposit base. Core deposits are the lowest cost and preferred source of funds and when loan volume exceeds the level of core deposits, the Bank must rely on higher cost borrowings and/or brokered deposits as a secondary source of funding to bridge the gap between deposit and loan volumes. However, Management will continue to emphasize core deposits as the preferred source of funding as part of the Bank’s overall funding strategy to support liquidity needs as well as continue to implement relationship-oriented strategies for attracting additional core deposits. While the competitive environment for attracting deposits remains keen, PremierWest has been successful over time at growing its core deposit base and continues to seek these local relationship-based deposits.

The Bank’s year-over-year loan volume changes and ongoing pipeline of new loan production is in line with Management’s internal expectations at June 30, 2010, in light of general economic and credit quality considerations. Management’s broader business plan and strategy is to remain focused on reducing nonperforming assets and limiting new loan commitments to borrowers who bring strategic relationship value to the Bank.

FINANCIAL HIGHLIGHTS

The following table presents information regarding yields on interest-earning assets, rates paid on interest-bearing liabilities, net interest spreads, net yields on average interest-earning assets, returns on average assets and returns on average equity for the periods indicated.

(Dollars in 000's)			Increase
Analysis for the three-month period ended:	June 30, 2010	June 30, 2009	(Decrease)	% Change
Average fed funds sold and investments	$298,640	$89,791	$208,849	232.59%
Average gross loans	1,114,045	1,239,711	(125,666)	-10.14%
Average mortgages held-for-sale	509	1,406	(897)	-63.80%
Average interest-earning assets	1,413,194	1,330,908	82,286	6.18%
Average interest-bearing liabilities	1,129,042	1,059,431	69,611	6.57%
Average total assets	1,495,966	1,506,252	(10,286)	-0.68%
Average stockholders' equity	100,585	212,322	(111,737)	-52.63%
Average common equity	60,873	172,974	(112,101)	-64.81%

Average yield earned (1)	5.04%	5.82%	(0.78)	-13.40%
Average rate paid	1.04%	1.90%	(0.86)	-45.26%
Net interest spread	4.00%	3.92%	0.08	2.04%

Net interest income to average
interest-earning assets (net interest margin) (1)	4.23%	4.33%	(0.10)	-2.31%
Annualized return on average assets	-0.55%	-7.62%	7.07	92.78%
Annualized return on average common equity	-13.59%	-66.32%	52.73	79.51%
Efficiency ratio (2)	94.66%	78.62%	16.04	20.40%

(Dollars in 000's)			Increase
Analysis for the six-month period ended:	June 30, 2010	June 30, 2009	(Decrease)	% Change
Average fed funds sold and investments	$288,467	$75,718	$212,749	280.98%
Average gross loans	1,125,985	1,253,223	(127,238)	-10.15%
Average mortgages held-for-sale	606	1,298	(692)	-53.31%
Average interest-earning assets	1,415,058	1,330,239	84,819	6.38%
Average interest-bearing liabilities	1,147,803	1,043,951	103,852	9.95%
Average total assets	1,502,622	1,497,928	4,694	0.31%
Average stockholders' equity	88,091	206,029	(117,938)	-57.24%
Average common equity	48,427	176,061	(127,634)	-72.49%

Average yield earned (1)	5.13%	5.98%	(0.85)	-14.21%
Average rate paid	1.07%	2.04%	(0.97)	-47.55%
Net interest spread	4.06%	3.94%	0.12	3.05%

Net interest income to average
interest-earning assets (net interest margin) (1)	4.25%	4.37%	(0.12)	-2.75%
Annualized return on average assets	-0.72%	-4.38%	3.66	83.56%
Annualized return on average common equity	-22.34%	-37.26%	14.92	40.04%
Efficiency ratio (2)	87.56%	76.72%	10.84	14.13%

Notes:
(1)Tax equivalent
(2)Non-interest expense divided by net interest income plus non-interest income

RESULTS OF OPERATIONS
QUARTER ENDED JUNE 30, 2010

NET INTEREST INCOME – Net interest income, the Bank’s primary source of revenue, is the difference between the interest income generated from earning assets (loans and investments) and the interest expense paid on interest-bearing liabilities (interest-bearing deposits and borrowed funds). Net interest income for the quarter ended June 30, 2010 increased $534,000 or up 4% from the same quarter one year earlier. Market interest rates have been held at low levels during the current quarter by the Federal Reserve in an attempt to help stimulate the economy. The interest rate environment affected both our yield on earning assets and our cost of interest-bearing deposits and was a principal factor in keeping our net interest income similar to the same period last year. Also affecting our yields were the increase in non-performing loans that resulted in interest reversals when these loans were placed on non-accrual status as well as the ongoing burden of including these non-performing loans in earning assets without the corresponding yield from accruing interest. A key metric of our profitability is our net interest margin (net interest income divided by average interest-earning assets), which relates to the relative stability in our net interest income over time, all other things being equal. Both our net interest income and net interest margin are affected by variables such as the volume and mix of our earning assets; the volume and mix of both our interest-bearing and non-interest-bearing liabilities; the credit quality of our loan portfolio; and the general movement in the market rates of interest.

Our asset sensitive interest rate position was a significant factor in the year-over-year decline in the second quarter net interest margin from 4.33% in 2009 to 4.23% in the most recently completed quarter, a decline of 10 basis points.

Also contributing to the decline was the increasing volume of non-performing loans for which no interest income is recorded (see Loans below). Our yield on earning assets averaged 5.04%, down 78 basis points from the same quarter a year ago, while our cost of average interest-bearing liabilities fell 86 basis points from 1.90% in the same quarter a year ago to 1.04% in the most recent quarter. The changes resulted in an interest spread of 4.00% during the current quarter ended June 30, 2010, up 8 basis points from 3.92% recorded during the same period a year ago.

LOAN LOSS PROVISION – Charges made to the provision for loan losses that translate to increases in our allowance for loan losses were $2.4 million and $50.4 million for the three month periods ended June 30, 2010 and June 30, 2009, respectively. The Company had net charge-offs of $5.0 million during the second quarter of 2010 compared to net charge-offs of $35.7 million for the corresponding period in 2009. Management believes that the June 30, 2010 balance in the allowance for loan losses is reasonable and appropriate to support inherent potential losses in the Company’s loan portfolio. (Also see Allowance for Loan Losses and Reserve for Unfunded Commitments.)

NON-INTEREST INCOME – Non-interest income represents service charges, fees, commissions and other income derived principally from general banking services, residential mortgage activity, sales of investment and insurance products and gains from the sales of other assets. During the second quarter of 2010, PremierWest had non-interest income of $2.4 million, a decrease of $354,000 or 13% from the corresponding period in 2009. On a summary basis, the decrease was primarily driven by a $295,000 or 22% decrease in service charges on deposit accounts, and a $177,000 or 78% decrease in mortgage banking fees.

NON-INTEREST EXPENSE – Non-interest expense increased approximately $2.9 million or 22% for the three months ended June 30, 2010, as compared to the corresponding period in 2009. On a summary basis, there was a $136,000 or 2% decrease in salaries and employee benefits; a $202,000 or 11% increase in net occupancy costs including costs associated with four branch closures; a $158,000 or 37% increase in professional fees; and a $2.2 million or 1583% increase in OREO write downs and expenses partially offset by gains on sales of OREO.

EFFICIENCY RATIO – The Company’s efficiency ratio, defined as non-interest expense divided by the sum of net interest income and non-interest income, was 94.66% during the second quarter of 2010 compared to 78.62% for the second quarter of 2009. Given current increases in regulatory assessment costs, Management believes that once credit deterioration has subsided, a ratio in the 60% to 65% range is a reasonable and sustainable target given the Bank’s strategies for both growth and customer service and has implemented actions to carefully manage controllable costs pending resolution of credit issues that currently exist.

SIX MONTHS ENDED JUNE 30, 2010

NET INTEREST INCOME – For the six months ended June 30, 2010, net interest income increased $980,000 or 3% compared to the same period in 2009. During the first six months of 2010, our interest income declined $3.4 million compared to the same period in 2009 while our interest expense declined $4.4 million or 42% compared to the same period in 2009. Our asset sensitive interest rate position was a significant factor in the year-over-year decline in our net interest margin from 4.37% for the six months ended June 30, 2009 to 4.25% for the most recently completed six month period. Our yield on average earning assets was 5.13% down 85 basis points from the same period last year, while our cost of average interest-bearing liabilities fell 97 basis points to 1.07% in 2010 from 2.04%

in 2009. These changes resulted in a net interest spread of 4.06% for the six months ended June 30, 2010, up 12 basis points from 3.94% recorded as of June 30, 2009.

LOAN LOSS PROVISION – Charges made to the provision for loan losses that translate to increases in our allowance for loan losses were $8.5 million and $61.1 million for the six month periods ended June 30, 2010 and June 30, 2009, respectively. The Company had net charge-offs of $10.4 million during the first half of 2010 compared to net charge-offs of $37.9 million for the corresponding period in 2009. Management believes that the June 30, 2010 balance in the allowance for loan losses is reasonable and appropriate to support inherent potential losses in the Company’s loan portfolio. (Also see Allowance for Loan Losses and Reserve for Unfunded Commitments.)

NON-INTEREST INCOME – During the first six months of 2010, PremierWest had non-interest income of $5.2 million, a decrease of $151,000 or 3% from the corresponding period in 2009.

NON-INTEREST EXPENSE – Non-interest expense increased approximately $4.4 million or 17% for the six months ended June 30, 2010, as compared to the corresponding period in 2009. On a summary basis, there was a $625,000 or 36% increase in FDIC and state assessments; a $230,000 or 21% increase in professional fees; and a $2.8 million or 2003% increase in OREO write downs and expenses partially offset by gains on OREO sales.

EFFICIENCY RATIO – The Company’s efficiency ratio was 87.56% during the first six months of 2010 compared to 76.72% for the first six months of 2009. Given current increases in regulatory assessment costs, Management believes that a ratio in the 60% to 65% range is a reasonable and sustainable target given the Bank’s strategies for both growth and customer service and has implemented actions to bring the efficiency ratio back to its target range.

FINANCIAL CONDITION – Total assets of $1.46 billion at June 30, 2010, decreased $75.4 million or 5% compared to total assets of $1.54 billion at December 31, 2009. This decrease occurred primarily as a result of our planned reduction in brokered deposits and public-entity deposits during the first half of 2010. On a consolidated basis, comparing June 30, 2010 to December 31, 2009, gross loans declined $57.2 million; the Allowance for Loan Losses decreased $2.0 million; cash and other earning assets decreased $8.0 million; and all other assets decreased $12.2 million.

Gross loans accounted for 74.74% of total assets at June 30, 2010, compared to 74.79% at December 31, 2009. As of June 30, 2010, the allowance for loan losses decreased to $43.9 million from $45.9 million at December 31, 2009. The allowance for loan losses was increased by an $8.5 million in provision charged against earnings and decreased by $10.4 million in net charge-offs.

During the quarter ending June 30, 2010, we continued to maintain our allowance for loan loss to reserve against loan portfolio losses primarily associated with commercial real estate lending concentrations. The loan loss reserve as a percentage of gross loans was increased from 3.99% at December 31, 2009, to 4.02% at the end of the currently completed period. The ratio of loan loss reserve to non-performing loans declined from 44.17% at year end 2009, to 33.86% at June 30, 2010.

Our credit teams continue to work diligently with borrowers to improve the general credit quality of the loan portfolio.

Total non-performing assets were $144.8 million at June 30, 2010, up from $128.7 million as of December 31, 2009, and represent 9.91% of total assets. As of June 30, 2010, a single borrower whose relationship is comprised of four commercial real estate loans and two construction loans, with aggregate principal of $23.4 million, indicated his unwillingness or inability to continue to service the debt obligations, thereby requiring the Company to classify his loans as impaired and transfer them to non-performing status. This was the most significant factor affecting the increase in non-performing loans and non-performing assets during the quarter just ended.

The June 30, 2010 non-performing asset total includes $28.0 million in non-accrual loans that were current as to principal and interest payments and were less than 30 days past due. The non-performing assets also include $15.1 million in OREO as of June 30, 2010, down $9.7 million from December 31, 2009. For additional information regarding non-performing loans, see Asset Quality and Non-performing Assets below.

Management maintains a strong liquidity position and the ability to borrow from the FHLB of Seattle, a correspondent bank and the Federal Reserve Bank of San Francisco. For more information about liquidity refer to the Liquidity and Capital Resources section below.

The table below sets forth certain summary balance sheet information for June 30, 2010, and December 31, 2009:

	June 30,	December 31,	Increase (Decrease)
	2010	2009	6/30/10 – 12/31/09
(Dollars in 000's)

ASSETS
Federal funds sold	$77,785	$69,855	$7,930	11.35%
Securities available-for-sale	150,748	114,937	35,811	31.16%
Securities held-to-maturity	30,302	47,384	(17,082)	-36.05%
Restricted equity investments	3,586	3,643	(57)	-1.56%
Loans, net (1)	1,046,966	1,102,224	(55,258)	-5.01%
Other assets (2)	151,506	198,271	(46,765)	-23.59%

Total assets	$1,460,893	$1,536,314	$(75,421)	-4.91%

LIABILITIES
Noninterest-bearing
deposits	$244,315	$256,167	$(11,852)	-4.63%
Interest-bearing
deposits	1,069,186	1,164,595	(95,409)	-8.19%

Total deposits	1,313,501	1,420,762	(107,261)	-7.55%

Other liabilities (3)	46,232	44,017	2,215	5.03%

Total liabilities	1,359,733	1,464,779	(105,046)	-7.17%

SHAREHOLDERS’
EQUITY	101,160	71,535	29,625	41.41%
Total liabilities
and shareholders' equity	$1,460,893	$1,536,314	$(75,421)	-4.91%

(1)  Net of deferred loan fees and the allowance for loan losses
(2)  Includes cash and due from banks, other equity investments, premises and equipment, core deposit intangible, accrued interest receivable, mortgage loans held-for-sale and bank-owned life insurance.
(3)  Includes borrowings, accrued interest payable and other liabilities

Loans

Our portfolio of loans, shown as gross loans below, at June 30, 2010 was $1.09 billion, a decrease of $57.2 million from the December 31, 2009 balance and a decrease of $109.2 million from June 30, 2009. The decrease occurred as paydowns, foreclosures and charge-offs on non-performing loans outpaced new loan production, which has remained soft due to economic conditions. The table below presents the distribution of our loan portfolio by loan type at June 30, 2010 and December 31, 2009. Note that the loan concentration classifications described below are categorized differently than as described in Note 7.

Loan commitments
(Dollars in 000's)
	June 30, 2010			December 31, 2009
	Funded Loan	Unfunded Loan	Total Loan	Funded Loan	Unfunded Loan	Total Loan
	Totals	Totals	Commitments	Totals	Totals	Commitments
Agricultural/Farm	$38,984	$13,830	$52,814	$43,418	$6,084	$49,502
C&I	192,119	72,573	264,692	210,392	82,076	292,468
CRE	722,598	4,651	727,249	746,159	12,761	758,920
Residential RE construction	23,582	1,124	24,706	28,223	3,179	31,402
Residential RE	30,084	390	30,474	31,991	195	32,186
Consumer RE	33,455	17,445	50,900	33,979	17,758	51,737
Consumer	50,882	2,666	53,548	50,134	3,510	53,644
	1,091,704	112,679	1,204,383	1,144,296	125,563	1,269,859
Other*	156	286	442	4,731	300	5,031
Gross loans	$1,091,860	$112,965	$1,204,825	$1,149,027	$125,863	$1,274,890

* Includes overdrafts, leases, credit cards and other adjustments such as loan premium outstanding.

As indicated above, the Company’s loan portfolio is and has been concentrated in commercial real estate loans during recent years. Management has taken actions to reduce higher risk commercial real estate loan volume by minimizing emphasis on new commercial real estate loan production and by reducing related concentration limits. However, the volume of commercial real estate loans remains above Management’s expectations due, in large part, to slowing loan repayments combined with diminished loan demand in other lending categories.

Economic conditions have also produced significant reductions in real estate values, and the slowdown has resulted in business failures that have also adversely affected commercial real estate valuations. Consequently, Management continues to mitigate credit risk and develop appropriate exit strategies for commercial real estate loans that may encounter difficulties if the economic downturn continues. These efforts have resulted in a decline in commercial real estate loans outstanding during the first six months of 2010 totaling $23.6 million.

The table above also summarizes funded and unfunded loan commitments by loan type for the periods ending June 30, 2010 and December 31, 2009. Funded loan totals, excluding the “Other” category, declined by $52.6 million or 5% during the first six months of 2010, primarily as a result of $10.4 million in net loan charge-offs and $5.1 million in the net activity in foreclosure transfers to OREO. During the six months ended June 30, 2010, unfunded loan commitments declined $12.9 million while loan disbursements and loan payoffs totaled $32.7 million and $69.9 million, respectively.

The table below shows total funded and unfunded loan commitments by loan type and geographic region at June 30, 2010:

Total loan commitments by type and geographic region
(Dollars in 000's)

		June 30, 2010
	Southern	Mid-Central	Northern	Sacramento
	Oregon	Oregon	California	Valley
Agricultural/Farm	$13,927	$3,854	$4,998	$30,035
C&I	128,194	54,024	30,814	51,660
CRE	325,258	152,610	79,069	170,312
Residential RE construction	7,525	3,069	6,263	7,849
Residential RE	9,303	3,006	6,328	11,837
Consumer RE	29,028	8,604	11,200	2,068
Consumer	22,503	1,901	5,846	23,298
Total*	$535,738	$227,068	$144,518	$297,059
* Excludes Other category comprised of overdrafts, leases, credit cards and other adjustments such as loan premium oustanding, in the amount of $442,000.

Asset Quality and Non-Performing Assets

Non-performing loans, which include non-accrual loans and accruing loans past due over 90 days, totaled $129.7 million, or 11.88% of gross loans at June 30, 2010, as compared to $103.9 million, or 9.04% of gross loans at December 31, 2009. At June 30, 2010, the nonperforming loan total included $28.0 million, or 2.56% of gross loans, current as to payment of contractual principal and interest.

As of June 30, 2010, non-performing assets, which include non-performing loans and OREO, totaled $144.8 million or 9.91% of total assets as compared to $128.7 million, or 8.37% of total assets as of December 31, 2009. As of June 30, 2010, a single borrower whose relationship is comprised of four commercial real estate loans and two construction loans, with aggregate principal of $23.4 million, indicated his unwillingness or inability to continue to service the debt obligations, thereby requiring the Company to classify his loans as impaired and transfer them to non-performing status. This was the most significant factor affecting the increase in non-performing loans and non-performing assets during the quarter just ended.

Loans are classified as non-accrual when full collection of principal or interest is uncertain if (1) they are past due as to maturity or payment of contractual principal or interest by 90 days or more, and (2) other circumstances create uncertainty as to such payment. In certain instances where the loans are well secured and in the process of collection, such loans will not be placed on non-accrual status. In addition, loans that are impaired pursuant to ASC 310-10-35, “Accounting by Creditors for the Impairment of a Loan”, are classified as non-accrual consistent with regulatory guidance. Loans placed on non-accrual status typically remain so until all principal and interest payments are brought current, and the potential for future payments, in accordance with associated loan agreements, appears reasonably certain. Interest lost on non-accrual loans for the six months ended June 30, 2010 was $5.0 million.

Foreclosed properties included as OREO are recorded at the net realizable value, which becomes the property’s new basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses. After foreclosure, Management periodically performs valuations such that the real estate is carried at the lower of its new cost basis or fair value, net of estimated costs to sell. Fair value adjustments on OREO are recorded as a net loss or gain, as appropriate. These losses represent impairments on OREO for fair value adjustments based on the fair value of the real estate. OREO totaled $15.1 million at June 30, 2010 and was comprised of 54 property units. Approximately 80% of the dollar volume of OREO held by the Company is located in Oregon with the remaining balance located in California.

The balance of OREO has fluctuated during the quarter and six months ended June 30, 2010, as illustrated in the table below:

Other real estate owned and foreclosed assets ("OREO")
(Dollars in 000's)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Other real estate owned and foreclosed assets,
beginning of period	$21,517	$9,362	$24,748	$4,423
Transfers from outstanding loans	2,733	7,114	5,109	12,053
Improvements and other additions	75	233	324	233
Sales	(7,838)	(1,793)	(13,465)	(1,793)
Net gain (loss) on sales	1,146	(141)	1,463	(141)
Impairment charges	(2,549)	(187)	(3,095)	(187)
Total other real estate owned and foreclosed assets	$15,084	$14,588	$15,084	$14,588

The Company has written down impaired, non-accrual loans at June 30, 2010, to their net realizable value or has established impairment reserves as appropriate. Procedures to establish the fair value of collateral securing impaired, collateral-dependent loans rely primarily on third-party appraisals. When independent appraisals are not available on a timely basis, other supporting evidence is used to estimate the net recoverable values pending receipt of the preferred third-party appraisal.

The following table summarizes the Company’s non-performing assets as of June 30, 2010 and December 31, 2009:

Non-performing assets
(Dollars in 000's)

	June 30, 2010	December 31, 2009
	Amount	Amount
Loans on non-accrual status	$129,458	$98,497
Loans past due 90 days or more but on accrual status	245	5,420
Total non-performing loans	129,703	103,917
Other real estate owned and foreclosed assets ("OREO")	15,084	24,748
Total non-performing assets	$144,787	$128,665

Applicable ratios:
Allowance for loan losses to gross loans	4.02%	3.99%
Allowance for loan losses to total non-performing loans	33.86%	44.17%
Non-performing loans to gross loans	11.88%	9.04%
Non-performing assets to total assets	9.91%	8.37%

As discussed more fully below, non-performing loans increased during the second quarter as a result of continuing stress to regional and national economies, continuing weakness in real estate prices in the Company’s market regions, and the large credit mentioned above that was transferred to non-performing loans during the quarter just ended.

The following table summarizes the Company’s non-performing loans by loan type and geographic region as of June 30, 2010:

Total non-performing loans by type and geographic region
(Dollars in 000's)

	June 30, 2010
		Non-performing Loans
							Percent NPL
							to Funded
	Southern	Mid-Central	Northern	Sacramento		Funded Loan	Loan Totals
	Oregon	Oregon	California	Valley	Totals	Totals*	by Category
Agricultural/Farm	$-	$-	$297	$-	$297	$38,984	0.8%
C&I	3,877	1,363	903	863	7,006	$192,119	3.6%
CRE	55,412	19,361	7,150	18,593	100,516	$722,598	13.9%
Residential RE construction	1,535	2,447	5,854	5,512	15,348	$23,582	65.1%
Residential RE	563	1,367	1,655	1,848	5,433	$30,084	18.1%
Consumer RE	707	-	337	-	1,044	$33,455	3.1%
Consumer	3	56	-	-	59	$50,882	0.1%
	62,097	24,594	16,196	26,816	129,703	1,091,704
Other*	-	-	-	-	-	156
Total non-performing loans	$62,097	$24,594	$16,196	$26,816	$129,703	$1,091,860

Non-performing loans to total funded loans	12.7%	10.7%	11.9%	11.3%	11.9%
Total funded loans	$487,149	$230,201	$136,227	$238,283	$1,091,860
* Includes overdrafts, leases and other adjustments such as deferred loan fees, etc.

The balance of non-performing loans has fluctuated during the quarter and six months ended June 30, 2010, as illustrated in the table below:

Nonperforming Loans
(Dollars in 000's)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Balance beginning of period	$104,372	$84,013	$103,917	$82,615
Transfers from performing loans	38,895	46,458	63,110	56,981
Loans returned to performing status	(946)	(7)	(11,895)	(1,094)
Transfers to OREO (1)	(2,664)	(7,114)	(4,647)	(12,053)
Principal reduction from payment	(5,295)	(7,305)	(11,787)	(8,185)
Principal reduction from charge-off	(4,659)	(12,625)	(8,995)	(14,844)

Total nonperforming loans	$129,703	$103,420	$129,703	$103,420
(1) Represents only those loans in nonperforming status prior to being transferred into OREO and other foreclosed assets during the periods presented

The Company’s principal source of credit stress is real estate related loans, both commercial and residential. Borrowers either involved in real estate or having secured loans with real estate have been vulnerable to both the ongoing economic downturn and to declining real estate values. Approximately 94% or $121.3 million of our non-performing loan total of $129.7 million is directly related to real estate in the form of commercial or residential real estate development loans. At June 30, 2010, $26.8 million of our real estate related loans remain current as to contractual principal and interest payments, but were placed on non-accrual status due to the absence of evidence supporting the borrowers’ ongoing ability to discharge their loan obligations.

Continuing actions taken to address the credit situation include:

  Credit monitoring activities at all levels of the organization are focused on early detection and preemptive action to seek strategies that can lead to a satisfactory outcome for both the Bank and the borrower. The Company’s Asset Recovery Group has been active in this effort interfacing directly with borrowers and with line managers to expedite resolution of existing and potential troubled credits. These actions have and will continue to facilitate recovery strategies with cooperative borrowers. In those instances where alternatives have been exhausted or determined to be impractical and default under the terms of the loans has occurred, foreclosure actions are being pursued.
  Continuing reviews to confirm the reliability of our internal credit reviews are occurring utilizing an independent firm that has been conducting similar reviews of segments of our loan portfolio for almost two years.

  Senior Management scrutiny of lending activities has continued at a heightened level with direct involvement in significant credit relationships.

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

Allowance for Loan Losses and Reserve for Unfunded Commitments

The allowance for loan losses (“ALL”) totaled $43.9 million as of June 30, 2010, a decrease of $2.0 million or 4% from the balance at December 31, 2009. This decrease occurred as a result of Management’s ongoing evaluation of the adequacy of the reserve and the credit quality of the loan portfolio over the six months ended June 30, 2010. During the quarter just ended, $2.4 million in provision for loan losses was recorded offset by $5.0 million in net charge-offs. These figures compare with $50.4 million in provision for loan losses and $35.7 million in net charge-offs for the quarter ended June 30, 2009.

Allowance for credit losses
(Dollars in 000's)

	June 30, 2010	December 31, 2009
ALL beginning balance	$45,903	$17,157
Loan loss provision	8,450	88,031
Loans charged-off	(14,966)	(61,067)
Loan recoveries	4,530	1,782
ALL ending balance	43,917	45,903
Reserve for unfunded commitments	85	130
Total allowance for credit losses	$44,002	$46,033

Applicable ratios:
Allowance for loan losses to gross loans	4.02%	3.99%

The decrease in the allowance for loan losses as of June 30, 2010 as compared to December 31, 2009 is primarily due to the effect of transferring a number of loans to non-performing status where the current collateral appraised values were supportive of an impairment reserve that was significantly less than the general reserve that had previously been established for these loans. The methodology employed in establishing loss estimates as well as related impairment and general reserves against these estimated losses is discussed below.

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

The table below summarizes the Bank’s defined “substandard” loan totals, the ASC 310-10-35 defined “impaired” loan totals (collectively “adversely classified loans”) and other related data at quarter end since September 30, 2009:

(Dollars in 000's)

	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009
Rated substandard	$186,627	$191,960	$181,675	$182,763
Impaired	129,703	104,372	103,917	109,381
Total adversely classified loans*	$316,330	$296,332	$285,592	$292,144

Gross loans	$1,091,860	$1,118,964	$1,149,027	$1,184,464
Adversely classified loans to gross loans	28.97%	26.48%	24.86%	24.66%

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

As illustrated above, the Company experienced a 7% increase in Adversely Classified Loans in the current quarter. Reserves of both loan categories were $23.9 million and $35.6 million at June 30, 2010 and December 31, 2009, respectively. The extended economic downturn has shown its impact in the increase in loans rated substandard and impaired.

In addition, the loss activity of the Company has increased the loss factors in our allowance methodology that are based on historical loss experience. Qualitative factors have improved since December 31, 2009, as a result of modest improvement in economic conditions; however, the historical loss component and offsetting specific impaired loan reserve changes have resulted in a net decrease to the allowance of approximately $2.0 million from December 31, 2009 to June 30, 2010.

In some instances the Company has modified or restructured loans to amend the interest rate and/or to extend the maturity. Through June 30, 2010, loans with amendments that qualify these as troubled debt restructurings totaled $10.0 million.

As of June 30, 2010, Management believes that the Company’s total allowance for credit losses and reserve for unfunded commitments is sufficient to absorb the losses inherent in the loan portfolio, related both to funded loans and unfunded commitments. This assessment, based on both historical levels of net charge-offs and continuing detailed reviews of the quality of the loan portfolio, involves uncertainty and judgment. As a result, the adequacy of the allowance for loan losses and the reserve for unfunded commitments cannot be determined with inherent accuracy and may change in future periods. Additionally, bank regulatory authorities may require additional charges to the provision for loan losses as a result of judgments made during their periodic examinations of the Company.

Goodwill

At June 30, 2010 and December 31, 2009, the Company had no recorded goodwill. The goodwill recorded in connection with acquisitions, principally the Stockmans Financial Group acquisition completed in 2008 and the Wachovia branch acquisition in 2009, as well as acquisitions prior to 2008, represented the excess of the purchase price over the estimated fair value of the net assets acquired. Goodwill and other intangible assets with indefinite lives are not amortized but are periodically tested for impairment. When goodwill exists, the Company performs a goodwill impairment analysis on an annual basis as of December 31 and on an interim basis when events or circumstances suggested impairment may have potentially existed.

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

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY – Liquidity enables the Company to fund loan commitments and meet customer withdrawals of deposits. The Company maintains its liquidity position through maintenance of cash resources, the stability of and growth in our core deposit base and through our ability to borrow funds from committed sources of credit. The Bank’s deposits currently exceed loans as reflected in its loan-to-deposit ratio at June 30, 2010 and December 31, 2009, of 83.13% and 80.87%, respectively.

As of June 30, 2010, the Company’s overall liquidity position declined slightly when compared to December 31, 2009 and June 30, 2009, but remained strong. Liquidity in the form of excess cash and funds invested on a short-term basis (including federal funds sold and interest-earning deposits with the FHLB) increased approximately $14.9 million to $85.0 million while borrowed funds in the form of federal funds purchased and FHLB advances were zero as of both June 30, 2010 and December 31, 2009. Investment securities increased by a net $18.7 million. Historically, all of the Company’s investment securities have been pledged for collateralization of public funds on deposit and, therefore, were not available for purposes of liquidity. More recently, we have reduced our public funds deposits thereby reducing our pledging requirements. The Company anticipates using additional unpledged investment securities to collateralize fed funds lines of credit with its correspondent banks and FHLB.

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

The Company maintains secured lines-of-credit with the FHLB and with the Federal Reserve Bank of San Francisco. As of June 30, 2010, the Bank had $25,000 of borrowings advanced from the FHLB and an aggregate of $11.3 million in letters of credit issued by the FHLB on behalf of the Company to meet its excess deposit insurance requests from customers. The Company also had immediate availability to borrow an additional $20.8 million under the Company’s credit line with the FHLB. As of June 30, 2010, the Company also had the capability to draw up to $17.7 million from the Federal Reserve Bank of San Francisco and $20.0 million from a correspondent bank, pursuant to collateralized credit arrangements.

At June 30, 2010, the Company had approximately $92.1 million in outstanding commitments to extend credit for loans. Under the terms of construction project commitments, completion of specified project benchmarks must be certified before funds may be drawn. Additionally, we anticipate that a portion of these commitments will expire or terminate without funding. Management believes that the Company’s available resources will be sufficient to fund these commitments in the normal course of business.

In addition, as of June 30, 2010, the Company had $20.6 million of standby letters related to extensions of credit and approximately $300,000 of other unsecured lines of credit related to overdraft protection for demand deposit accounts.

As disclosed in the Consolidated Statements of Cash Flows, net cash provided operating activities totaled $12.6 million during the six months ended June 30, 2010 and net cash of $74.5 million provided by investing activities. Cash used in financing activities, totaling $74.8 million, was principally comprised of $107.3 million decrease in deposits offset by $32.5 million net of expenses received for the Company’s common stock offering.

CAPITAL RESOURCES – Federal regulators require the measurement of various capital ratios, including risk-based capital measurements. Risk-weighted ratios require an analysis that weights balance sheet and off-balance sheet items for their inherent risk. It requires minimum standards for risk-based capital by capital tier.

Pursuant to the Agreement with the FDIC, discussed earlier, the Bank is required to increase and maintain its Tier 1 capital in such an amount as to ensure a leverage ratio of 10% or more.

The following table reflects PremierWest Bank’s various capital ratios, as compared to regulatory minimums for capital adequacy purposes:

				Regulatory	Regulatory
	June 30,	December 31,	June 30,	Minimum to be	Minimum to be
	2010	2009	2009	“Adequately Capitalized”	“Well-Capitalized”
				greater than or equal to	greater than or equal to

Total risk-based capital ratio	11.65%	8.53%	11.37%	8.00%	10.00%
Tier 1 risk-based capital ratio	10.37%	7.25%	10.10%	4.00%	6.00%
Leverage ratio	8.43%	5.70%	9.65%	4.00%	5.00%

Similarly, the table below shows PremierWest Bancorp’s capital ratios, as compared to regulatory minimums:

				Regulatory
	June 30,	December 31,	June 30,	Minimum to be
	2010	2009	2009	“Adequately Capitalized”
				greater than or equal to

Total risk-based capital ratio	11.56%	8.62%	11.48%	8.00%
Tier 1 risk-based capital ratio	10.28%	6.84%	10.21%	4.00%
Leverage ratio	8.36%	5.38%	9.75%	4.00%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates. The Company’s market risk arises principally from interest rate risk in its lending, deposit and borrowing activities. Management actively monitors and manages its interest rate risk exposure. Although the Company manages other risks, such as credit quality and liquidity risk, in the normal course of business, Management considers interest rate risk to be a significant market risk, which could have a material effect on the Company’s financial condition and results of operations. Other types of market risks, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company’s business activities. The Company did not experience a significant change in market risk at June 30, 2010, as compared to December 31, 2009.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during our most recent quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, in the normal course of business, PremierWest may become party to various legal actions. Management is unaware of any existing legal actions against the Company or its subsidiaries that Management believes will have a materially adverse impact on our business, financial condition or results of operations.

The Company has been named as a defendant in a suit filed in California that alleges lender liability. Management believes that the suit lacks merit and has begun the process of contesting the action. Accordingly, no reserve for loss has been established.

ITEM 1A. RISK FACTORS

The risks described below are not the only risks we face. If any of the events described in the following risk factors actually occurs, or if additional risks and uncertainties not presently known to us or that we currently deem immaterial, materialize, then our business, results of operations and financial condition could be materially adversely affected and could cause our actual results to differ materially from our historical results or the forward-looking statements contained in this report. You should carefully consider the Risk Factors section of our Form 10-K.

Other than the following risk factors, there were no material changes in the risk factors presented in the Company’s Form 10-K for the year ended December 31, 2009.

Risks Related to Our Company

We may be required to raise additional capital or sell assets in the future, but that capital or the opportunity to sell assets may not be available, or may only be available on unfavorable terms.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. The proceeds of our completed rights offering returned our status to published “Well-Capitalized” levels, including exceeding the 10.0% risk-based capital level. We are, however, subject to a Consent Order that requires higher capital levels, including a 10.0% leverage ratio. Our leverage ratio as of June 30, 2010, was 8.36%. If we are unable to increase our capital levels to the Consent Order requirements, we may be subject to penalties or further restrictions on our operations. In addition, future losses could reduce our capital levels. We may need to raise additional capital in to maintain or improve our capital position or to support our operations. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we may not be able to raise additional capital, if needed, on terms acceptable to us. Alternatively, we may be required to improve our capital ratios through the sale of assets. Market conditions for the sale of assets may not be favorable and we may not be able to lower asset levels sufficiently to meet the requirements of the Consent Order or to maintain existing capital levels. If we cannot raise additional capital or improve capital ratios through other options when needed, our financial condition, and our ability to maintain or improve our capital position to support our operations and to continue as a going concern, could be materially impaired.

We are subject to regulatory agreements, which place limits on our operations and could result in penalties or further restrictions if we fail to comply with their terms.

In light of the current challenging operating environment, along with our elevated level of non-performing assets, delinquencies and adversely classified assets, the Bank is subject to a Consent Order with the FDIC and Department of Finance and Corporate Securities (“DFCS”) and an agreement with the Federal Reserve Bank of San Francisco and the DFCS following a recent examination. Both agreements place limitations on our business and could adversely affect our ability to implement our business plans, including potential growth strategies that we might otherwise pursue. We have limitations on our lending activities and on the rates paid by the Bank to attract retail deposits in its local markets. We are required to reduce our levels of non-performing assets within specified time frames. These time frames could result in our inability to maximize the price that might otherwise be received for underlying properties. In addition, if such restrictions were also imposed upon other institutions that operate in the Bank’s markets, multiple institutions disposing of properties at the same time could further diminish the potential proceeds received from the sale of these properties. We are restricted from paying dividends from the Bank to the Holding Company during the life of the Consent Order, which restricts our ability to issue preferred stock dividends and make junior subordinated debenture interest payments. If we fail to comply with the provisions of these agreements, we could be subject to additional restrictions or penalties.

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

Compliance with the recently enacted financial reform legislation may increase our costs of operations and adversely impact our earnings.

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Reform Act”) into law. The Dodd-Frank Reform Act will change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years. Significant changes will include:

  The establishment of the Financial Stability Oversight Counsel, which will be responsible for identifying and monitoring systemic risks posed by financial firms, activities, and practices.
  The establishment of a Bureau of Consumer Financial Protection, within the Federal Reserve, to serve as a dedicated consumer-protection regulatory body with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks with more than $10 billion in assets. Banks with $10 billion or less in assets will continue to be examined for compliance with the consumer laws by their primary bank regulators.
  Amendments to the Truth in Lending Act aimed at improving consumer protections with respect to mortgage originations, including originator compensation, minimum repayment standards, and prepayment considerations.
  Elimination of federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on the Company’s interest expense.
  Broadened base for Federal Deposit Insurance Corporation insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution.
  Federal Reserve determination of reasonable debit card fees.
  Permanent increase to the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2013.
  Requirement of publicly traded companies to provide stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and by authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

Many provisions in the Dodd-Frank Reform Act are aimed at financial institutions that are significantly larger than the Company or the Bank. Nonetheless, there are provisions that apply to us and we must begin to comply with immediately. In addition, federal agencies will promulgate rules and regulations to implement and enforce provisions in the Dodd-Frank Reform Act. We will have to apply resources to ensure that we are in compliance with all applicable provisions, which may adversely impact our earnings. The precise nature, extent and timing of many of these reforms and the impact on us is still uncertain.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	[Not applicable.]
(b)	[Not applicable.]
(c)	None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(a)	[Not applicable.]
(b)	[Not applicable.]

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION
[None.]

ITEM 6. EXHIBITS

Exhibits

3.1	Articles of Incorporation of PremierWest Bancorp (incorporated by reference to Exhibit 3.1 to Form 10-K filed March 16, 2010)
3.2	Amended and Restated Bylaws of PremierWest Bancorp (incorporated by reference to Exhibit 3.2 to Form 10-K filed March 16, 2010)
10.1	Consent Order with the FDIC and Oregon Division of Finance and Corporate Securities (incorporated by reference to Exhibit 99.1 to Form 8-K filed April 8, 2010)
10.2	Written Agreement dated June 4, 2010 by and among the Company and the Federal Reserve Bank of San Francisco and Oregon Department of Consumer and Business Services, Division of Finance and Corporate Securities (incorporated by reference to Exhibit 99.1 to Form 8-K filed June 9, 2010)
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes- Oxley Act of 2002.
31.2	Certification of Chief Financial Officer (Principal Accounting and Principal Financial Officer) required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes- Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer (Principal Accounting and Principal Financial Officer) required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

SIGNATURES: Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: August 9, 2010

PREMIERWEST BANCORP

/s/ James M. Ford
James M. Ford, President and Chief Executive Officer

/s/ Michael D. Fowler
Michael D. Fowler, Chief Financial Officer and Principal Accounting Officer