Form 10-Q
period 2010-09-30
PREMIERWEST BANCORP
filed 2010-11-09
CIK 1102287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares outstanding of Registrant’s common stock as of November 5, 2010 was 100,348,303.

Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PREMIERWEST BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in 000’s)

(UNAUDITED)

ASSETS

	September 30, 2010	December 31, 2009	September 30, 2009
Cash and cash equivalents:
Cash and due from banks	$24,274	$33,092	$30,208
Federal funds sold	87,378	69,855	86,865
Interest-bearing deposits	7,321	168	17,235

Total cash and cash equivalents	118,973	103,115	134,308

Interest-bearing certificates of deposit (original maturities greater than 90 days)	1,500	50,650	50,650
Investments:
Investment securities available-for-sale, at fair market value	163,881	114,937	113,860
Investment securities held-to-maturity, at amortized cost (fair value of $28,779 at 9/30/10, $43,536 at 12/31/09, and $53,095 at 9/30/09)	27,516	43,384	52,845
Investment securities - Community Reinvestment Act	2,000	4,000	4,000
Restricted equity securities	3,530	3,643	3,643

Total investments	196,927	165,964	174,348

Mortgage loans held-for-sale	132	1,731	842

Loans, net of deferred loan fees	1,034,558	1,148,127	1,183,386
Allowance for loan losses	(42,120)	(45,903)	(41,513)

Loans, net	992,438	1,102,224	1,141,873

Premises and equipment, net of accumulated depreciation and amortization	47,197	47,812	47,271
Core deposit intangibles, net of amortization	2,729	3,448	3,687
Goodwill	—	—	74,920
Other real estate owned and foreclosed assets	29,902	24,748	19,533
Accrued interest and other assets	34,881	36,622	68,118

TOTAL ASSETS	$1,424,679	$1,536,314	$1,715,550

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Demand	$247,016	$256,167	$251,752
Interest-bearing demand and savings	463,154	520,719	542,433
Time $100,000 or greater	217,565	221,941	233,923
Time less than $100,000	349,890	421,935	462,470

Total deposits	1,277,625	1,420,762	1,490,578

Federal Home Loan Bank borrowings	23	28	30
Junior subordinated debentures	30,928	30,928	30,928
Accrued interest and other liabilities	16,401	13,061	12,931

Total liabilities	1,324,977	1,464,779	1,534,467

COMMITMENTS AND CONTINGENCIES (Note 12)
SHAREHOLDERS’ EQUITY

Series B Preferred Stock, net of unamortized discount, no par value (liquidation preference $1,000 per share), 41,400 shares authorized, issued and outstanding (41,400 at 12/31/09 and 9/30/09)	39,849	39,561	39,465
Common stock - no par value; 150,000,000 shares authorized; 100,348,303 shares issued and outstanding (24,771,928 at 12/31/09 and 24,766,928 at 9/30/09)	208,247	175,449	175,337
Accumulated deficit	(151,496)	(144,710)	(34,155)
Accumulated other comprehensive income	3,102	1,235	436

Total shareholders’ equity	99,702	71,535	181,083

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,424,679	$1,536,314	$1,715,550

See accompanying notes.

PREMIERWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in 000’s, Except for Loss per Share Data)

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$16,027	$18,202	$49,224	$56,771
Interest on investments:
Taxable	1,116	651	3,481	1,119
Nontaxable	49	49	151	201
Interest on federal funds sold	53	99	126	135
Other interest and dividends	16	154	114	190

Total interest and dividend income	17,261	19,155	53,096	58,416

INTEREST EXPENSE
Deposits:
Interest-bearing demand and savings	540	410	1,908	2,484
Time	2,811	4,318	6,949	11,900
Federal funds purchased	—	—	—	14
Federal Home Loan Bank advances	—	1	1	19
Junior subordinated debentures	285	449	957	1,348

Total interest expense	3,636	5,178	9,815	15,765

Net interest income	13,625	13,977	43,281	42,651

LOAN LOSS PROVISION	1,600	10,261	10,050	71,351

Net interest income (loss) after loan loss provision	12,025	3,716	33,231	(28,700)

NON-INTEREST INCOME
Service charges on deposits accounts	1,092	1,396	3,187	4,004
Mortgage banking fees	110	136	291	526
Investment brokerage and annuity fees	340	345	1,047	935
Other commissions and fees	724	711	2,178	1,963
Other non-interest income	470	135	1,195	674

Total non-interest income	2,736	2,723	7,898	8,102

NON-INTEREST EXPENSE
Salaries and employee benefits	7,578	7,132	21,540	21,256
Net occupancy and equipment	1,863	1,903	5,789	5,600
FDIC and state assessments	1,166	1,275	3,530	3,014
Communications	484	542	1,503	1,543
Professional fees	731	494	2,061	1,594
Advertising	172	167	568	616
Net cost of operations of other real estate owned and foreclosed assets	1,419	149	4,617	768
Other non-interest expense	2,149	3,033	6,440	6,445

Total non-interest expense	15,562	14,695	46,048	40,836

LOSS BEFORE BENEFIT FOR INCOME TAXES	(801)	(8,256)	(4,919)	(61,434)

BENEFIT FOR INCOME TAXES	—	(3,316)	—	(24,901)

NET LOSS	(801)	(4,940)	(4,919)	(36,533)

PREFERRED STOCK DIVIDENDS AND DISCOUNT ACCRETION	620	614	1,867	1,555

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(1,421)	$(5,554)	$(6,786)	$(38,088)

LOSS PER COMMON SHARE:
BASIC	$(0.01)	$(0.22)	$(0.09)	$(1.54)

DILUTED	$(0.01)	$(0.22)	$(0.09)	$(1.54)

See accompanying notes.

PREMIERWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE LOSS

(Dollars in 000’s, Except Share Amounts)

					Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity	Comprehensive Loss

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
BALANCE - DECEMBER 31, 2008	—	$—	23,574,351	$168,032	$8,913	$39	$176,984
Comprehensive loss:
Net loss	—	—	—	—	(146,472)	—	(146,472)	$(146,472)
Other comprehensive income - Change in fair value of securities available-for-sale	—	—	—	—	—	787	787	787
Amortization of unrealized gains for investment securities transferred to held-to-maturity	—	—	—	—	—	409	409	409

Comprehensive loss								$(145,276)

Preferred stock dividend paid	—	—	—	—	(1,047)	—	(1,047)
Preferred stock dividend accrued	—	—	—	—	(784)	—	(784)
Common stock dividend (5%)	—	—	1,178,711	4,741	(4,741)	—	—
Common stock cash dividend	—	—	—	—	(236)	—	(236)
Cash paid for fractional shares	—	—	—	—	(3)	—	(3)
Stock-based compensation expense	—	—	—	448	—	—	448
Stock options exercised and issuance of restricted stock	—	—	18,866	49	—	—	49
Issuance of Series B preferred stock to U.S. Treasury, and accretion of discount	41,400	39,561	—	—	(340)	—	39,221
Issuance of warrant to U.S. Treasury	—	—	—	2,179	—	—	2,179

BALANCE - December 31, 2009	41,400	39,561	24,771,928	175,449	(144,710)	1,235	71,535

Comprehensive loss:
Net loss	—	—	—	—	(4,919)	—	(4,919)	$(4,919)
Other comprehensive income - Change in fair value of securities available-for-sale	—	—	—	—	—	1,875	1,875	1,875
Amortization of unrealized gains for investment securities transferred to held-to-maturity	—	—	—	—	—	(8)	(8)	(8)

Comprehensive loss								$(3,052)

Preferred stock dividend accrued	—	—	—	—	(1,579)	—	(1,579)
Stock offering	—	—	75,576,375	32,502	—	—	32,502
Stock-based compensation expense	—	—	—	296	—	—	296
Accretion of discount from Series B preferred stock	—	288	—	—	(288)	—	—

BALANCE - September 30, 2010	41,400	$39,849	100,348,303	$208,247	$(151,496)	$3,102	$99,702

See accompanying notes.

PREMIERWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in 000’s)

	For The Nine Months Ended
	September 30, 2010	September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(4,919)	$(36,533)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	2,916	2,864
Loan loss provision	10,050	71,351
Deferred income taxes	—	(16,258)
Amortization of premiums and accretion of discounts on investment securities, net	1,696	430
Gain on sale of investments	(296)	—
Funding of loans held-for-sale	(13,392)	(27,024)
Sale of loans held-for-sale	15,282	27,015
Gain on sale of loans held-for-sale	(291)	(525)
Change in BOLI value (net of benefit obligations)	(416)	(435)
Stock-based compensation expense	296	336
Loss (Gain) on sales of premises and equipment	396	(58)
Loss (Gain) on sale of other real estate owned and foreclosed assets	(1,610)	212
Write down of other real estate owned due to impairment	3,824	187
Write down of low income housing tax credit investment	133	114
Changes in accrued interest receivable/payable and other assets/liabilities	4,111	(8,483)

Net cash provided by operating activities	17,780	13,193

CASH FLOWS FROM INVESTING ACTIVITIES:
Net investment in interest-bearing certificates of deposit	49,150	(50,452)
Purchase of investment securities available-for-sale	(130,389)	(119,094)
Proceeds from principal payments received on securities available-for-sale	18,357	1,806
Proceeds from sale of securities available-for-sale	63,668	4,000
Purchase of investment securities held-to-maturity	(1,525)	(40,752)
Proceeds from principal payments received on securities held-to-maturity	670	153
Proceeds from maturities and calls of investment securities held-to-maturity	18,610	19,765
Proceeds from FHLB stock redemption	113	—
Loan originations, net	77,368	(1,465)
Purchase of premises and equipment	(3,285)	(925)
Sale or disposal of premises and equipment	1,268	500
Purchase of low income housing tax credit investment	(287)	(911)
Purchase of improvements for other real estate owned and foreclosed assets	(419)	(352)
Proceeds from sale of other real estate owned and foreclosed assets	15,419	3,299
Cash received, net of cash paid for acquision of Wachovia branches	—	334,718

Net cash provided by investing activities	108,718	150,290

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(143,137)	(63,075)
Net decrease in Federal Home Loan Bank borrowings	(5)	(20,012)
Net decrease in Federal Funds purchased	—	(25,003)
Cash received from stock offerings, net of costs	32,502	—
Dividends paid on common stock	—	(236)
Dividends paid on preferred stock	—	(1,047)
Cash paid for fractional shares relating to stock dividend	—	(3)
Stock options exercised	—	49
Proceeds from issuance of preferred stock	—	41,400

Net cash used in financing activities	(110,640)	(67,927)

NET INCREASE IN CASH AND CASH EQUIVALENTS	15,858	95,556

CASH AND CASH EQUIVALENTS - Beginning of the period	103,115	38,752

CASH AND CASH EQUIVALENTS - End of the period	$118,973	$134,308

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$9,173	$16,324

Cash paid for taxes	$—	$650

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfers of loans to other real estate owned and foreclosed assets	$22,368	$18,456

Increase in goodwill resulting from acquisition of Stockmans Financial Group	$—	$37

Increase in goodwill resulting from acquisition of Wachovia branches	$—	$4,483

Preferred cash dividend accrued but not yet paid	$1,579	$264

Trust preferred securities interest accrued but not yet paid	$1,465	$—

Accretion of preferred stock discount	$288	$244

See accompanying notes.

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – The accompanying consolidated financial statements include the accounts of PremierWest Bancorp (the “Company” or “PremierWest”) and its wholly-owned subsidiary, PremierWest Bank (the “Bank”).

The Bank offers a full range of financial products and services through a network of 44 full service branch offices, 37 of which are located along the Interstate 5 freeway corridor between Roseburg, Oregon, and Sacramento, California. This total includes the two acquired Wachovia branches in Davis and Grass Valley, California (refer to Note 3). Of the 44 full service branch offices, 23 are located in Oregon (Jackson, Josephine, Deschutes, Douglas and Klamath Counties) and 21 are located in California (Siskiyou, Shasta, Butte, Tehama, Sacramento, Nevada and Yolo Counties). The Bank’s activities include the usual lending and deposit functions of a community-oriented commercial bank: commercial, real estate, installment and mortgage loans; checking, time deposit and savings accounts; mortgage loan brokerage services; and automated teller machines (“ATM”) and safe deposit facilities. The Bank has three subsidiaries: Premier Finance Company, PremierWest Investment Services, Inc. and Blue Star Properties, Inc. Premier Finance Company has offices in Medford, Grants Pass, Redmond, Roseburg, Klamath Falls, Eugene and Portland, Oregon and Redding, California and is engaged in the business of consumer lending. PremierWest Investment Services, Inc. operates throughout the Bank’s market area providing brokerage services for investment products including stocks, bonds, mutual funds and annuities. Blue Star Properties, Inc. serves solely to hold real estate properties for the Company but is currently inactive.

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

Method of accounting and use of estimates – The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. This requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates made by Management involve the calculation of the allowance for loan losses, the fair value of available-for-sale investment securities, deferred tax assets, the value of other real estate owned and foreclosed assets.

The Company utilizes the accrual method of accounting, which recognizes income when earned and expenses when incurred.

In preparing these financial statements, the Company has evaluated events and transactions subsequent to September 30, 2010, for potential recognition or disclosure in the financial statements. In Management’s opinion, all accounting adjustments necessary to accurately reflect the financial position and results of operations on the accompanying financial statements have been made. These adjustments include normal and recurring accruals considered necessary for a fair and accurate presentation.

Reclassifications – Certain reclassifications have been made to the 2009 consolidated financial statements to conform to current year presentations. These reclassifications have no effect on previously reported shareholders’ equity, net loss or loss per share.

Stock dividends – Share and per share data in the accompanying consolidated financial statements reflect all previously declared and paid stock dividends. A 5% stock dividend was declared on January 8, 2009, and paid on April 15, 2009. The impact of this stock dividend has been reflected in the statement of operations, statement of shareholders’ equity and comprehensive loss and all share and per share amounts for all periods presented. The Company did not declare a stock dividend in the quarter ended September 30, 2010.

Cash dividends – On January 8, 2009, the Company declared a $0.01 per share quarterly cash dividend on common stock. The dividend was paid on February 17, 2009, to PremierWest Bancorp shareholders of record as of January 30, 2009. No quarterly common stock cash dividend was declared in the quarter ended September 30, 2010.

On August 17, 2009, a cash dividend of $517,500 was paid to the United States Department of the Treasury pursuant to the Troubled Asset Relief Program Capital Purchase Program for the 41,400 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B, with cumulative dividends at a rate of 5.0% per annum for the first five years and 9.0% per annum thereafter. While payments have not been made since the third quarter of 2009, in order to preserve capital, the Company has continued to accrue dividends through the third quarter of 2010. As of September 30, 2010, accrued dividends totaled approximately $2.4 million, of which approximately $785,000 was accrued in 2009.

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

In order to proactively respond to the current regulatory environment and the Bank’s credit issues, Management initiated measures intended to increase regulatory capital ratios prior to entering into the Agreement. Among the measures taken were the following:

•

Completion of equity issuances sufficient to raise the Company’s regulatory capital ratios to levels in excess of those required to be considered “Well-Capitalized” under the regulatory framework for prompt corrective action except the 10.0% leverage ratio set by the Agreement.

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

We continue to focus on improving capital ratios and credit quality.

On June 4, 2010, the Company entered into a Written Agreement (the “Written Agreement”) with the Federal Reserve Bank of San Francisco and the DFCS, which routinely accompanies or follows an FDIC Consent Order, comparable to the Agreement described above. The Written Agreement provides that the Company will:

•	Provide quarterly progress reports as well as other reports and plans,

•	Take steps to ensure the Bank complies with the Agreement,

•	Obtain regulatory approval to pay dividends or to incur indebtedness, and

•	Obtain approvals for a variety of other routine items.

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

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

(Dollars in 000’s)	July 17, 2009
Fair value of assets acquired:
Cash	$334,718
Loans	799
Premises and equipment	928
Core deposit intangible	1,812
Other assets	5

Total fair value of assets acquired	$338,262

Fair value of liabilities assumed:
Deposits
Demand	$3,982
Interest-bearing demand and savings	97,753
Time certificates	240,649

Total deposits	342,384
Accrued interest	361

Total fair value of liabilities assumed	342,745

Goodwill	$4,483

The core deposit intangible asset of $1.8 million represents the value ascribed to the long-term deposit relationships acquired. This intangible asset is being amortized on a straight-line basis over a weighted average estimated useful life of 7.4 years. The core deposit intangible asset is not estimated to have a significant residual value. There was a negative CD premium of $4.0 million, or -1.75% of book value. This negative premium was amortized over a weighted average estimated useful life of 11 months. The value is a result of the current all-in cost of the CD portfolio being well above the cost of similar funding. Goodwill represents the excess of the total purchase price paid for the Wachovia branches over the fair values of the assets acquired, net of the fair value of the liabilities assumed. Goodwill has been evaluated for possible impairment at least annually, and more frequently, if events and circumstances indicate that the asset might be impaired. Goodwill was evaluated for impairment and reduced to zero through an impairment charge on December 31, 2009.

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

NOTE 4 – FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.

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

	Fair Value Measurements
(Dollars in 000’s)
	At 9/30/10 Using
Description	Fair Value 9/30/2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
Mortgage-backed securities	$6,355	$—	$6,355	$—
Collaterialized mortgage obligations	144,600	—	144,600	—
U.S. Government and agency securities	6,431	—	6,431	—
Obligations of states and political subdivisions	6,495	—	6,495	—

Total assets measured at fair value	$163,881	$—	$163,881	$—

(Dollars in 000’s)	Fair Value Measurements
	At 12/31/09 Using
Description	Fair Value 12/31/2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
Mortgage-backed securities	$4,302	$—	$4,302	$—
Collaterialized mortgage obligations	76,956	—	76,956	—
U.S. Government and agency securities	27,794	—	27,794	—
Obligations of states and political subdivisions	5,885	—	5,885	—

Total assets measured at fair value	$114,937	$—	$114,937	$—

Impaired Loans – A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due (both interest and principal) according to the contractual terms of the loan agreement. Nonperforming loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value less selling costs. As a practical expedient, fair value may be measured based on a loan’s observable market price or the underlying collateral securing the loan. Collateral may be real estate or business assets including equipment. The value of collateral is generally determined based on independent appraisals.

Other Real Estate and Foreclosed Assets – Other real estate and foreclosed assets (“OREO”) acquired through foreclosure or deeds in lieu of foreclosure are carried at the lower of cost, less costs to sell, or estimated net realizable value utilizing current property appraisal valuations. When property is acquired, any excess of the loan balance over the estimated net realizable value is charged to the allowance for loan losses. Holding costs, subsequent write-downs to net realizable value, if any, or any disposition gains or losses are included in non-interest expense. The Bank had $29.9 million and $24.7 million in OREO at September 30, 2010 and December 31, 2009, respectively.

The following table presents the fair value measurement for non-recurring assets as of September 30, 2010 and December 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

(Dollars in 000’s)	Fair Value Measurements
	For the Nine Months Ended 9/30/10 Using
Description	Fair Value 9/30/2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total period gains (losses) included in earnings
Other real estate owned and foreclosed assets	$29,902	$—	$—	$29,902	$(2,214)
Loans measured for impairment, net of specific reserves	41,760	—	—	41,760	(13,833)

Total impaired assets measured at fair value	$71,662	—	—	$71,662	$(16,047)

(Dollars in 000’s)	Fair Value Measurements
	For the Twelve Months Ended 12/31/09 Using
Description	Fair Value 12/31/2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total period gains (losses) included in earnings
Goodwill	$—	$—	$—	$—	$(74,920)
Other real estate owned and foreclosed assets	24,748	—	—	24,748	(1,507)
Loans measured for impairment, net of specific reserves	50,561	—	—	50,561	(59,285)

Total impaired assets measured at fair value	$75,309	$—	$—	$75,309	$(135,712)

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

The Company recorded a goodwill impairment charge of $74.9 million at December 31, 2009, reducing goodwill on the balance sheet to zero.

As of September 30, 2010 and December 31, 2009, all nonperforming loans were considered impaired and were measured for impairment. The table below shows the detail of the various categories of impaired loans:

(Dollars in 000’s)	As of September 30, 2010	As of December 31, 2009
	Carrying Value	Carrying Value
Impaired loans with charge-offs loan-to-date (1)	$28,818	$36,624
Impaired loans with specific reserves	18,637	15,568
Impaired loans with both specific reserves and charge-offs loan-to-date (1)	1,498	6,088

Subtotal impaired loans with specific reserves and/or charge-offs loan-to-date	48,953	58,280
Specific reserves associated with impaired loans	(7,193)	(7,719)

Total loans measured for impairment, net of specific reserves	$41,760	$50,561

Impaired loans without charge-offs or specific reserves	66,150	45,637

(1)	Total charge-offs incurred from inception of the loans

The following methods and assumptions were used by the Bank in estimating fair values of assets and liabilities in accordance with the provisions of Financial Accounting Standards Board, “Disclosures about Fair Value of Financial Instruments,” ASC 825-10-50.

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

The following disclosures are made in accordance with the provisions of “Disclosures About Fair Value of Financial Instruments,” which requires the disclosure of fair value information about financial instruments where it is practicable to estimate that value. In cases where quoted market values are not available, the Bank primarily uses present value techniques to estimate the fair values of its financial instruments. Valuation methods require considerable judgment and the resulting estimates of fair value can be significantly affected by the assumptions made and methods used. Accordingly, the estimates provided herein do not necessarily indicate amounts that could be realized in a current market exchange.

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

As this standard excludes certain financial instruments and all non-financial instruments from its disclosure requirements, any aggregation of the fair value amounts presented in the following table would not represent the underlying value of the Bank.

The estimated fair values of the Bank’s significant on-balance sheet financial instruments at September 30, 2010, and December 31, 2009, were as follows:

(Dollars in 000’s)	As of September 30, 2010		As of December 31, 2009
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$118,973	$118,973	$103,115	$103,115
Interest-bearing certificates of deposit (original maturities greater than 90 days)	$1,500	$1,500	$50,650	$50,650
Investment securities available-for-sale	$163,881	$163,881	$114,937	$114,937
Investment securities held-to-maturity	$27,516	$28,779	$43,384	$43,536
Investment securities - Community Reinvestment Act	$2,000	$2,000	$4,000	$4,000
Restricted equity investments	$3,530	$3,530	$3,643	$3,643
Loans held-for-sale	$132	$132	$1,731	$1,731
Loans, net	$992,438	$947,339	$1,102,224	$1,038,580

Financial liabilities:
Deposits	$1,277,625	$1,287,237	$1,420,762	$1,429,500
FHLB borrowings	$23	$23	$28	$28
Junior subordinated debentures	$30,928	$17,122	$30,928	$7,132

NOTE 5 – STOCK-BASED COMPENSATION

At September 30, 2010, PremierWest Bancorp had one active equity incentive plan – the 2002 Stock Incentive Plan (“2002 Plan”). The 2002 Plan was initially established in May 2002 and approved by shareholders. The 2002 Plan was amended and restated in May 2005 to allow for the issuance of restricted stock grants in addition to stock options. The 2002 Plan was also amended and restated in May 2007 to increase the number of shares available for issuance under the plan by 1,000,000 shares. Both amendments were approved by shareholders. The amended and restated 2002 Plan authorizes the issuance of up to 2,140,123 shares of stock, of which 1,234,098 shares were available for issuance at September 30, 2010.

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

During the nine month period ended September 30, 2010, stock option activity was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Stock options outstanding, 12/31/2009	934,076	$9.16
Issued	2,000	$1.42
Forfeited	(30,051)	$8.82

Stock options outstanding, 9/30/2010	906,025	$9.15	5.22	$—

Stock options exercisable, 9/30/2010	597,553	$8.74	4.18	$—

PremierWest Bancorp follows accounting for “Share-Based Payment”. This standard requires companies to measure and recognize as compensation expense the grant date fair market value for all share-based awards. That portion of the grant date fair market value that is ultimately expected to vest is recognized as expense over the requisite service period, typically the vesting period, utilizing the straight-line attribution method. This standard requires companies to estimate the fair market value of stock-based payment awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model to value its stock options. The Black-Scholes model requires the use of assumptions regarding the historical volatility of the Company’s stock price, its expected dividend yield, the risk-free interest rate and the weighted average expected life of the options.

There were no stock options granted during the third quarter of 2010 or 2009. The weighted-average grant date fair value of options granted during the nine-month period ended September 30, 2010 was $0.91.

Accounting for “Share-Based Payment” requires that the cash flows from the tax benefits resulting from tax deductions in excess of the compensation expense recognized for stock options (excess tax benefits) be reported as financing cash flows. There were no excess tax benefits classified as financing cash inflows for the three months and nine months ended September 30, 2010 and September 30, 2009, respectively.

Stock-based compensation expense recognized under the standard was $96,000 with a related tax benefit of $38,400 for the quarter ended September 30, 2010, compared to stock-based compensation expense of $112,000, with a related tax benefit of $44,800, for the quarter ended September 30, 2009. At September 30, 2010, unrecognized stock-based compensation expense totaled $616,098 and will be expensed over a weighted-average period of approximately 2.5 years.

Stock-based compensation expense recognized under the standard was $296,000 with a related tax benefit of $118,400 for the nine months ended September 30, 2010, compared to stock-based compensation expense of $336,000 with a related tax benefit of $134,100, for the nine months ended September 30, 2009.

NOTE 6 - INVESTMENT SECURITIES

Investment securities at September 30, 2010 and December 31, 2009 consisted of the following:
(Dollars in 000’s)
	September 30, 2010
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale:
Mortgage-backed securities and collateralized mortgage obligations	$148,308	$2,773	$(126)	$150,955
U.S. Government and agency securities	6,485	13	(67)	6,431
Obligations of states and political subdivisions	6,018	477	—	6,495

Total	$160,811	$3,263	$(193)	$163,881

Held-to-maturity:
Mortgage-backed securities and collateralized mortgage obligations	$5,123	$159	$—	$5,282
U.S. Government and agency securities	12,175	495	—	12,670
Obligations of states and political subdivisions	10,218	616	(7)	10,827

Total	$27,516	$1,270	$(7)	$28,779

Investment securities - Other Community Reinvestment Act	$2,000	$—	$—	$2,000

Restricted equity securities	$3,530	$—	$—	$3,530

	December 31, 2009
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale:
Mortgage-backed securities and collateralized mortgage obligations	$80,039	$1,248	$(29)	$81,258
U.S. Government and agency securities	27,661	133	—	27,794
Obligations of states and political subdivisions	6,044	—	(159)	5,885

Total	$113,744	$1,381	$(188)	$114,937

Held-to-maturity:
Mortgage-backed securities and collateralized mortgage obligations	$5,807	$90	$(64)	$5,833
U.S. Government and agency securities	28,238	208	(47)	28,399
Obligations of states and political subdivisions	9,339	111	(146)	9,304

Total	$43,384	$409	$(257)	$43,536

Investment securities - Other Community Reinvestment Act	$4,000	$—	$—	$4,000

Restricted equity securities	$3,643	$—	$—	$3,643

The table below presents the gross unrealized losses and fair value of the Bank’s investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2010. Of these amounts, 11 available-for-sale comprised the less than 12 months category, and 4 held-to-maturity investments comprised the 12 months or more category.

(Dollars in 000’s)
	Less than 12 months		12 months or more		Total
At September 30, 2010	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale:
Mortgage-back securities and collateralized mortgage obligations	$20,342	$(126)	$2	$—	$20,344	$(126)
U.S. Government and agency securities	3,414	(67)	—	—	3,414	(67)
Held-to-maturity:
Obligations of state and political subdivisions	—	—	553	(7)	553	(7)

	$23,756	$(193)	$555	$(7)	$24,311	$(200)

	Less than 12 months		12 months or more		Total
At December 31, 2009	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale:
Mortgage-back securities and collateralized mortgage obligations	$6,938	$(29)	$—	$—	$6,938	$(29)
Obligations of state and political subdivisions	4,830	(159)	—	—	4,830	(159)
Held-to-maturity:
Mortgage-back securities and collateralized mortgage obligations	$4,103	$(64)	$—	$—	$4,103	$(64)
U.S. Government and agency securities	7,953	(47)	—	—	7,953	(47)
Obligations of state and political subdivisions	3,421	(132)	802	(14)	4,223	(146)

	$27,245	$(431)	$802	$(14)	$28,047	$(445)

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

The amortized cost and estimated fair value of investment securities at September 30, 2010, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

At September 30, 2010
(Dollars in 000’s)
	Available-for-sale		Held-to-maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,040	$1,065	$2,104	$2,124
Due after one year through five years	6,485	6,431	12,194	12,705
Due after five years through ten years	3,847	4,009	2,696	2,847
Due after ten years	149,439	152,376	10,522	11,103

	$160,811	$163,881	$27,516	$28,779

At September 30, 2010, investment securities with an estimated fair market value of $191.1 million were pledged to secure public deposits, certain nonpublic deposits and borrowings.

As required of all members of the FHLB system, the Company maintains investment in the capital stock of the FHLB in an amount equal to the greater of $500 or 0.5% of home mortgage loans and pass-through securities plus 5.0% of the outstanding balance of mortgage home loans sold to FHLB under the Mortgage Purchase Program. The FHLB system, the largest government sponsored entity in the United States, is made up of 12 regional banks, including the FHLB of Seattle. Participating banks record the value of FHLB stock equal to its par value at $100 per share. The Company is required to hold FHLB’s stock in order to receive advances and views this investment as long-term. Thus, when evaluating it for impairment, the value is determined based on the recovery of the par value through redemption by the FHLB or from the sale to another member, rather than by recognizing temporary declines in value. The FHLB of Seattle disclosed that it reported net income for the three and nine month periods ended September 30, 2010. On October 25, 2010, the FHLB of Seattle entered into a Stipulation and Consent to the Issuance of a Consent Order with the Federal Housing Finance Agency (“Finance Agency”). The Finance Agency continues to deem the FHLB of Seattle “undercapitalized” under the Finance Agency’s Prompt Corrective Action rule. The Company has concluded that its investment in FHLB is not impaired as of September 30, 2010, and believes that it will ultimately recover the par value of its investment in this stock.

NOTE 7 – LOANS, NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

Loans as of September 30, 2010 and December 31, 2009 consisted of the following:

(Dollars in 000’s)	September 30, 2010	December 31, 2009
Real estate-commercial	$574,657	$564,016
Real estate-construction	138,685	211,732
Real estate-residential	31,141	31,991
Commercial	167,627	209,538
Agricultural	41,309	43,418
Consumer	80,740	81,575
Overdrafts	325	4,929
Other	1,595	1,828

Gross loans	1,036,079	1,149,027

Less: allowance for loan losses	(42,120)	(45,903)
Less: deferred fees and restructured loan concessions	(1,521)	(900)

Loans, net	$992,438	$1,102,224

Transactions in the allowance for loan losses for the nine months ended September 30, 2010 and September 30, 2009 were as follows:

(Dollars in 000’s)	September 30, 2010	September 30, 2009
BALANCE, beginning of the period	$45,903	$17,157
Loans charged-off	(17,791)	(47,969)
Loan recoveries	4,877	974
Restructured loan concessions	(919)	—
Loan loss provision	10,050	71,351

BALANCE, end of the period	$42,120	$41,513

The following table summarizes non-performing assets as of September 30, 2010 and December 31, 2009:

(Dollars in 000’s)	September 30, 2010	December 31, 2009
Non-accrual loans	$114,990	$98,497
Loans past due greater than 90 days on accrual status	113	5,420

Total non-performing loans	115,103	103,917

Other real estate owned and foreclosed assets	29,902	24,748

Total non-performing assets	$145,005	$128,665

Non-performing loans to gross loans	11.11%	9.04%

Non-performing assets to total assets	10.18%	8.37%

In some instances the Company has modified or restructured loans to amend the interest rate and/or extend the maturity. Through September 30, 2010, any such amendments have generally been consistent with the terms of newly booked loans reflecting current standards for amortization and interest rate and do not represent concessions to such borrowers. In those instances where concessions have been granted meeting the criteria for a troubled debt restructuring (“TDR”), the related loans have been recorded as TDR’s and placed on non-accrual status. TDR’s recorded by the Company at September 30, 2010, totaled approximately $34.3 million and were comprised of 18 loans.

The Company’s appraisal update procedures for classified loans and OREO property units result in a significant number of appraisals completed as frequently as every six months with the remaining appraisals updated no less frequently than every twelve months. During the nine months ended September 30, 2010, the Company complied with the mandated five percent annual write-down of other real estate owned values in response to regulatory interpretation by the state banking regulators. Subsequent to September 30, 2010 the State of Oregon issued a proposal that would effectively permit financial institutions subject to oversight by the State of Oregon to initiate the five percent annual write-down of other real estate owned at any time during the initial year as well as each subsequent twelve month period following the foreclosure date. This proposal represents a return to the procedures generally utilized by Oregon-based banks prior to the re-interpretation and remains subject to legislative approval.

The weighted average recorded investment in impaired loans was $117.2 million and $99.7 million for the three months ended September 30, 2010, and September 30, 2009, respectively; and $112.4 million and $90.8 million for the nine months ended September 30, 2010 and September 30, 2009, respectively.

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

At December 31, 2009, the Company determined that a number of factors suggested that goodwill impairment might exist and, accordingly engaged an independent third-party valuation consultant to assist management in performing an impairment analysis as had been done as of September 30, 2009, June 30, 2009, March 31, 2009 and December 31, 2008.

The Company recorded a goodwill impairment charge of $74.9 million at December 31, 2009, reducing goodwill on the balance sheet to zero. The goodwill impairment charge had no effect on the Company’s cash balances, liquidity or regulatory capital ratios.

NOTE 9 – LINE OF CREDIT AND OTHER BORROWINGS

The Bank had long-term borrowings outstanding with the FHLB totaling approximately $23,000 and $28,000 as of September 30, 2010 and December 31, 2009, respectively. The Bank makes monthly principal and interest payments on the long-term borrowing, which matures by 2014 and bears a fixed interest rate of 6.53%. The Bank has the ability to participate in the Cash Management Advance (“CMA”) program with the FHLB. CMA borrowings are short-term borrowings that mature within one year and accrue interest at the variable rate as published by the FHLB. As of September 30, 2010 and December 31, 2009, the Bank had no outstanding CMA borrowings. All outstanding borrowings with the FHLB are collateralized as provided for under the Advances, Security and Deposit Agreement between the Bank and the FHLB and include the Bank’s FHLB stock and any funds or investment securities held by the FHLB that are not otherwise pledged for the benefit of others. In addition, certain qualifying loans totaling approximately $30.5 million were pledged with the Federal Reserve Bank to support the Bank’s outstanding advances and provided for an additional available borrowing capacity of approximately $13.1 million as of September 30, 2010.

NOTE 10 – JUNIOR SUBORDINATED DEBENTURES

On December 30, 2004, the Company established two wholly-owned statutory business trusts (“PremierWest Statutory Trust I and II”) that were formed to issue junior subordinated debentures and related common securities. On August 25, 2005, Stockmans Financial Group established a wholly-owned statutory business trust (“Stockmans Financial Trust I”) to issue junior subordinated debentures and related common securities. Following the acquisition of Stockmans Financial Group, the Company became the successor-in-interest to Stockmans Financial Trust I. Common stock issued by each of the Trusts and held as an investment by the Company is recorded in other assets in the consolidated balance sheets. Following are the terms of the junior subordinated debentures as of September 30, 2010.

Trust Name	Issue Date	Issued Amount	Rate		Maturity Date	Redemption Date
PremierWest Statutory Trust I	December 2004	$7,732,000	LIBOR + 1.75	% (1)	December 2034	December 2009

PremierWest Statutory Trust II	December 2004	7,732,000	LIBOR + 1.79	% (2)	March 2035	March 2010

Stockmans Financial Trust I	August 2005	15,464,000	LIBOR + 1.42	% (3)	September 2035	September 2010

		$30,928,000

(1)	PremierWest Statutory Trust I was bearing interest at the fixed rate of 5.65% until mid-December 2009, at which time it changed to a variable rate of LIBOR plus 1.75%, adjusted quarterly, through the final maturity date in December 2034.
(2)	PremierWest Statutory Trust II was bearing interest at the fixed rate of 5.65% until March 2010, at which time it changed to the variable rate of LIBOR plus 1.79%, adjusted quarterly, through the final maturity date in March 2035.
(3)	Stockmans Financial Trust I was bearing interest at the fixed rate of 5.93% until September 2010, at which time it changed to the variable rate of LIBOR plus 1.42%, adjusted quarterly, through the final maturity date in September 2035.

The Oregon Department of Consumer and Business Services, which supervises banks and bank holding companies through its Division of Finance and Corporate Securities, and the Federal Reserve have policies that encourage banks and bank holding companies to pay dividends from current earnings, and have the general authority to limit the dividends paid by banks and bank holding companies, respectively. The Company does not expect to be in a position to pay interest payments on trust preferred securities without regulatory approval or until the Bank is “well-capitalized” and has satisfied conditions in its recent regulatory agreement (see Note 2). The Company is permitted to defer such interest payments for up to 20 consecutive quarters, but during a deferral period it is prohibited from making dividend payments on its capital stock. The amount of accrued and unpaid interest was approximately $1.5 million as of September 30, 2010.

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

The Series B Preferred Stock (“Preferred Stock”) will bear cumulative dividends at a rate of 5.0% per annum for the first five years and 9.0% per annum thereafter, in each case, applied to the $1,000 per share liquidation preference, but will only be paid when, as and if declared by the Company’s Board of Directors out of funds legally available. The Preferred Stock has no maturity date and ranks senior to the Company’s common stock with respect to the payment of dividends and distributions and amounts payable in the event of liquidation, dissolution and winding up of the Company.

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

While payments have not been made for four dividend periods (since the third quarter of 2009), in order to preserve capital, the Company has continued to accrue dividends through the third quarter of 2010. As of September 30, 2010, accrued and unpaid dividends totaled approximately $2.4 million.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve various levels and elements of credit and interest rate risk in excess of the amount recognized in the accompanying consolidated financial statements. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. As of September 30, 2010, the Company had a total of $86.4 million of unfunded loan commitments consisting of $83.0 million of commitments to extend credit to customers and $3.1 million of standby letters related to extensions of credit. The Company also had approximately $290,000 of other unsecured lines of credit related to overdraft protection for demand deposit accounts.

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

The following summarizes the weighted average shares outstanding for computation of basic and diluted shares for the three months and nine months ended September 30, 2010 and 2009.

Three months ended September 30:	2010	2009
Weighted average number of common shares:
Average shares outstanding-basic	100,348,303	24,766,928
Average shares outstanding-diluted	100,348,303	24,766,928

Nine months ended September 30:	2010	2009
Weighted average number of common shares:
Average shares outstanding-basic	77,394,902	24,736,473
Average shares outstanding-diluted	77,394,902	24,736,473

As of September 30, 2010 and 2009, stock options of 906,025 and 987,093, respectively, were not included in the computation of diluted earnings per share, as well as the U.S. Treasury Warrant to purchase 1,090,385 shares of common stock, as their inclusion would also have been anti-dilutive. No common stock equivalents are considered when the Company reports a net loss, as their inclusion would also be anti-dilutive.

NOTE 14 – INCOME TAXES

As of September 30, 2010 and December 31, 2009, the Company had no recorded net deferred tax assets. As of September 30, 2009, the Company had recorded a net deferred tax asset of $22.4 million, (which is included in the accompanying condensed consolidated balance sheets). Under generally accepted accounting principles, a valuation analysis is required to be established if it is “more likely than not” that the deferred tax asset will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, including forecasts of future income, applicable tax planning strategies and assessments of current and future economic and business conditions. The Company considers both positive and negative evidence regarding the ultimate realizability of deferred tax assets. Positive evidence includes the ability to implement tax planning strategies to accelerate taxable income recognition and the probability that taxable income will be generated in future periods. Negative evidence includes the Company’s cumulative loss in the prior three year period and the current general business and economic environment.

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

NOTE 15 – RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2010, the FASB issued Accounting Standards Update ASU No. 2010-20 “Receivables (Topic 310) - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” to improve the quality of financial reports by lowering the threshold for disclosure of an entity’s allowance for credit losses and the credit quality of its financing receivables, the FASB says an entity should provide disclosures disaggregated into two levels: portfolio segment and class of financing receivable. Users of financial statements should be able to readily evaluate the nature of credit risk inherent in an entity’s portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. Numerous additional disclosures relating to financing receivables are also being required, in order to shed further light on an entity’s financial position. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. This update requires a significant expansion of credit related disclosures, but the Company does not otherwise expect the adoption of ASU No. 2010- 20 to have a material impact on the consolidated financial statements.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of the “safe-harbor” provisions of Sections 21D and 21E of the Securities Exchange Act of 1934, as amended. Other than statements of historical fact, all statements about our financial position and results of operations, business strategy and Management’s plans and objectives for future operations are forward-looking statements. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” and “intend,” and words or phrases of similar meaning, as they relate to the Company or Management, are intended in part to help identify forward-looking statements. Examples of forward-looking statements include, but are not limited to: statements that include projections or Management’s expectations for revenues, income or expenses, earnings per share, capital expenditures, dividends, capital structure and other financial items; statements of the plans and objectives of the Company, its Management or its Board of Directors, including the introduction of new products or services, plans for expansion, acquisitions or future growth and estimates or predictions of actions by customers, vendors, competitors or regulatory authorities; statements about future economic performance; statements of assumptions underlying other statements about the Company and its business; statements regarding the adequacy of the allowance for loan losses; statements regarding regulatory compliance; and descriptions of assumptions underlying or relating to any of the foregoing. Although Management believes that the expectations reflected in forward-looking statements are reasonable, we can make no assurance that such expectations will prove correct. Forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements. For a more comprehensive discussion of the risk factors impacting our business refer to Item 1A Risk Factors in the Company’s filed Form 10-K for the year ended December 31, 2009, as updated and supplemented by this Form 10-Q and other filings with the Securities and Exchange Commission. These risks and uncertainties include the effect of competition and our ability to compete on price and other factors; deterioration in credit quality, or in the value of the collateral securing our loans, due to higher interest rates, increased unemployment, further or continued disruptions in the credit markets, or other economic factors; customer acceptance of new products and services; economic conditions and events that disproportionately affect our business due to regional concentration; general business and economic conditions, including the residential and commercial real estate markets; interest rate changes; regulatory and legislative changes; changes in the demand for loans and changes in consumer spending, borrowing and savings habits; changes in accounting policies; our ability to maintain or expand our market share or our net interest margin; factors that could limit or delay implementation of our marketing and growth strategies; our ability to integrate acquired branches or banks; and our ability to achieve compliance with regulatory agreements. You should not unduly rely on forward-looking statements. They give our expectations about the future and are not guarantees. Forward-looking statements speak only as of the date they are made, and we do not undertake to update them to reflect changes that occur after the date they are made. This report includes information about our historical financial performance, and this information should not be considered as an indication or projection of future results.

OVERVIEW – The following includes Management’s discussion of the financial condition and results of operations for PremierWest Bancorp and its wholly-owned subsidiary, PremierWest Bank, including the Bank’s wholly-owned subsidiaries, Premier Finance Company and PremierWest Investment Services, Inc., for the three and nine month periods ended September 30, 2010. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes contained in this report as well as the Company’s Form 10-K for the year ended December 31, 2009. For discussion purposes, Management has made comparisons, as it deems appropriate, to comparable interim periods in 2009 and the fiscal year period ended December 31, 2009.

HIGHLIGHTS – For the third quarter ended September 30, 2010, the Company’s net loss applicable to common shareholders was $1.4 million or $0.01 per basic and fully diluted common share, compared to net loss applicable to common shareholders of $5.6 million or $0.22 per basic and fully diluted common share for the quarter ended September 30, 2009. Annualized return on average common shareholders’ equity was -9.12% and annualized return on average assets was -0.39% for the quarter ended September 30, 2010, as compared to an annualized return on average common shareholders’ equity and return on average assets of -15.07% and -1.28%, respectively, for the quarter ended September 30, 2009.

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

In addition to the items that the Company and the Bank began to address in 2009, the Agreement requires, among other things, that the Bank:

•	By October 3, 2010, increase and maintain its Tier 1 Capital in such an amount to ensure that the Bank’s leverage ratio equals or exceeds 10%,

•	By November 2, 2010, reduce assets classified “Substandard” in the report of examination to not more than 100% of the Bank’s Tier 1 capital and allowance for loan and lease loss reserve (ALLL), and

•	By April 1, 2011, reduce assets classified “Substandard” in the report of examination to not more than 70% of the Bank’s Tier 1 capital plus ALLL.

As of the date of this report the Company had not yet achieved the requirements to be completed by October 3 and November 2, 2010. Prior to the completing the Agreement with the FDIC in April 2010, we completed a common stock offering that raised $33.2 million in gross proceeds, which raised the Bank’s Tier 1 leverage from 5.70% at December 31, 2009 to 8.21% at March 31, 2010. Subsequently the Bank has engaged in balance sheet management activities, including loan and deposit reductions which have further increased its Tier 1 leverage ratio to its September 30, 2010 level of 8.69%.

Similarly, the Company has reduced its loans classified “Substandard” to 122.83% of Tier 1 capital plus ALLL as of September 30, 2010, compared to 178.44% as of June 30, 2009.

The Company has demonstrated progress and is committed to reaching the requirements of the Agreement. We continue to work toward achieving all requirements contained the regulatory agreements in as expeditious a manner as possible.

At September 30, 2010, loans, net of deferred fees and restructured loan concessions, decreased $56.3 million or 5% compared to June 30, 2010 as a result of normal principal repayments, foreclosures and credit charge-offs. New loans funded during the most recent quarter totaled approximately $7.5 million. At September 30, 2010, deposits decreased $35.9 million or 3% from June 30, 2010. The principal decline included $15.7 million in public-entity deposits and non-core deposits, and was a planned reduction of deposits that do not represent strategic relationships.

The Company’s overall loss applicable to common shareholders declined $4.1 million or 74% over the three month period ending September 30, 2010, in comparison to the same period a year ago, principally due to reduced loan loss provision expense of $8.7 million.

At September 30, 2010, the Company’s allowance for loan losses totaled $42.1 million, representing 4.07% of gross loans. The $3.8 million decrease in the allowance from December 31, 2009, was comprised of a $10.1 million increase from provision charged against earnings offset by $18.7 million in charge-offs and loan concessions netted against $4.9 million in recoveries of previously charged-off loans. Non-performing loans increased from $103.9 million at December 31, 2009, to $115.1 million at September 30, 2010 of which $54.2 million, or 47% was current as to principal and interest.

Non-performing assets totaled $145.0 million at September 30, 2010, an increase of $16.3 million when compared to $128.7 million in non-performing assets at December 31, 2009. The September 30, 2010 balance includes $29.9 million in OREO compared to $24.7 million at December 31, 2009.

The Bank’s gross loan to deposit ratio was 81.09% and 80.87% as of September 30, 2010 and December 31, 2009, respectively. The increase is a result of the $143.1 million decline in deposits principally due to a $67.9 million decline in public-entity deposits and other non-core deposits over the nine-month period.

The Company continues to have excess liquidity and a substantial and stable core deposit base. Core deposits are the lowest cost and preferred source of funds and when loan volume exceeds the level of core deposits, the Bank must rely on higher cost borrowings and/or brokered deposits as a secondary source of funding to bridge the gap between deposit and loan volumes. Management will continue to emphasize core deposits as the preferred source of funding as part of the Bank’s overall funding strategy to support liquidity needs as well as continue to implement relationship-oriented strategies for attracting additional core deposits. While the competitive environment for attracting deposits remains keen, PremierWest has been successful over time at retaining its core deposit base and continues to seek these local relationship-based deposits.

The Bank’s year-over-year loan volume changes and ongoing pipeline of new loan production is in line with Management’s internal expectations at September 30, 2010, in light of general economic and credit quality considerations. Management’s broader business plan and strategy is to remain focused on reducing nonperforming assets and limiting new loan commitments to new borrowers who bring strategic relationship value to the Bank.

FINANCIAL HIGHLIGHTS

The following table presents information regarding yields on interest-earning assets, rates paid on interest-bearing liabilities, net interest spreads, net yields on average interest-earning assets, and returns on average assets and returns on average equity for the periods indicated.

(Dollars in 000’s) Analysis for the three-month period ended:	September 30, 2010	September 30, 2009	Increase (Decrease)	% Change
Average fed funds sold and investments	$212,852	$326,996	$(114,144)	-34.91%
Average gross loans	1,070,369	1,203,973	(133,604)	-11.10%
Average mortgages held-for-sale	625	711	(86)	-12.10%
Average interest-earning assets	1,283,846	1,531,680	(247,834)	-16.18%
Average interest-bearing liabilities	1,080,890	1,260,126	(179,236)	-14.22%
Average total assets	1,449,421	1,721,385	(271,964)	-15.80%
Average stockholders’ equity	101,641	185,604	(83,963)	-45.24%
Average common equity	61,833	146,181	(84,348)	-57.70%

Average yield earned (1)	5.36%	4.98%	0.38	7.63%
Average rate paid	1.33%	1.63%	(0.30)	-18.40%
Net interest spread	4.03%	3.35%	0.68	20.30%

Net interest income to average interest-earning assets (net interest margin) (1)	4.23%	3.64%	0.59	16.21%
Annualized return on average assets	-0.39%	-1.28%	0.89	69.53%
Annualized return on average common equity	-9.12%	-15.07%	5.95	39.48%
Efficiency ratio (2)	95.12%	87.99%	7.13	8.10%

(Dollars in 000’s) Analysis for the nine-month period ended:	September 30, 2010	September 30, 2009	Increase (Decrease)	% Change
Average fed funds sold and investments	$245,185	$160,399	$84,786	52.86%
Average gross loans	1,107,243	1,236,626	(129,383)	-10.46%
Average mortgages held-for-sale	613	1,100	(487)	-44.27%
Average interest-earning assets	1,353,041	1,398,125	(45,084)	-3.22%
Average interest-bearing liabilities	1,125,253	1,116,801	8,452	0.76%
Average total assets	1,484,693	1,573,232	(88,539)	-5.63%
Average stockholders’ equity	92,658	199,146	(106,488)	-53.47%
Average common equity	52,946	165,992	(113,046)	-68.10%

Average yield earned (1)	5.27%	5.61%	(0.34)	-6.06%
Average rate paid	1.17%	1.89%	(0.72)	-38.10%
Net interest spread	4.10%	3.72%	0.38	10.22%

Net interest income to average interest-earning assets (net interest margin) (1)	4.30%	4.10%	0.20	4.88%
Annualized return on average assets	-0.61%	-3.24%	2.63	81.17%
Annualized return on average common equity	-17.14%	-30.68%	13.54	44.13%
Efficiency ratio (2)	89.97%	80.46%	9.51	11.82%

Notes:
(1) Tax equivalent
(2) Non-interest expense divided by net interest income plus non-interest income

Reconciliation of Non-GAAP Measure:
Tax Equivalent Net Interest Income
(Dollars in 000’s)
For the three months ended	September 30, 2010	September 30, 2009
Net interest income	$13,625	$13,977
Tax equivalent adjustment for municipal loan interest	47	49
Tax equivalent adjustment for municipal bond interest	33	21

Tax equivalent net interest income	$13,705	$14,047

For the nine months ended	September 30, 2010	September 30, 2009
Net interest income	$43,281	$42,651
Tax equivalent adjustment for municipal loan interest	141	137
Tax equivalent adjustment for municipal bond interest	101	59

Tax equivalent net interest income	$43,523	$42,847

Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited. Management believes that presentation of this non-GAAP financial measure provides useful information frequently used by shareholders in the evaluation of a company. Non-GAAP financial measures have limitations as analytical tools should not be considered in isolation or as a substitute for analyses of results as reported under GAAP.

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 2010

NET INTEREST INCOME – Net interest income, the Bank’s primary source of revenue, is the difference between the interest income generated from earning assets (loans and investments) and the interest expense paid on interest-bearing liabilities (interest-bearing deposits and borrowed funds). Net interest income for the quarter ended September 30, 2010 decreased $352,000 or down 3% from the same quarter one year earlier as a result of declining loan volumes and increased lower yielding investments offset by deposit interest expense reductions. Market interest rates have been held at low levels during recent years by the Federal Reserve in an attempt to help stimulate the economy. This interest rate environment has affected both our yield on earning assets and our cost of interest-bearing deposits and was a principal factor in reducing our yields on investment securities and rates on deposit volumes during the most recent quarter. Also affecting our yields were the increase in non-performing loans that resulted in interest reversals when these loans were placed on non-accrual status as well as the ongoing burden of including these non-performing loans in earning assets without the corresponding yield from accruing interest. A key metric of our profitability is our net interest margin (net interest income divided by average interest-earning assets), which relates to the relative stability in our net interest income over time, all other things being equal. Both our net interest income and net interest margin are affected by variables such as the volume and mix of our earning assets; the volume and mix of both our interest-bearing and non-interest-bearing liabilities; the credit quality of our loan portfolio; and the general movement in the market rates of interest.

An overall year-over-year $439,000 or 71% decline in interest reversals and a $1.5 million decline in interest expense were the principal factors that caused the increase in the third quarter net interest margin from 3.64% in 2009 to 4.23% in the most recently completed quarter, an increase of 59 basis points. A realignment of the components of our earning assets (i.e., the relative amounts of loans, investment securities and short-term investments), and declining deposit costs is expected to continue absent more significant economic growth on a national scale.

Our yield on earning assets averaged 5.36%, up 38 basis points from the same quarter a year ago due largely to reduced interest reversals, while our cost of average interest-bearing liabilities fell 30 basis points from 1.63% in the same quarter a year ago to 1.33% in the most recent quarter. The changes resulted in an interest spread of 4.03% during the current quarter ended September 30, 2010, up 68 basis points from 3.35% recorded during the same period a year ago.

LOAN LOSS PROVISION – Charges made to the provision for loan losses that translate to increases in our allowance for loan losses were $1.6 million and $10.3 million for the three month periods ended September 30, 2010 and September 30, 2009, respectively. The Company had net charge-offs of $3.4 million during the third quarter of 2010 compared to net charge-offs of $9.0 million for the corresponding period in 2009. Management believes that the September 30, 2010 balance in the allowance for loan losses is reasonable and appropriate to support inherent potential losses in the Company’s loan portfolio. (Also see Allowance for Loan Losses and Reserve for Unfunded Commitments.)

NON-INTEREST INCOME – Non-interest income represents service charges, fees, commissions and other income derived principally from general banking services, residential mortgage activity, sales of investment and insurance products and gains from the sales of other assets. During the third quarter of 2010, the Company had non-interest income of $2.7 million, an increase of $13,000 from the corresponding period in 2009. On a summary basis, a general increase in other non-interest income components was largely offset by a $304,000 or 22% decrease in service charges on deposit accounts, and a $26,000 or 19% decrease in mortgage banking fees. We have seen a general decrease in service charges as customers are more closely managing their account activity, especially relative to overdraft charges.

NON-INTEREST EXPENSE – Non-interest expense increased approximately $867,000 or 6% for the three months ended September 30, 2010, as compared to the corresponding period in 2009. On a summary basis, there was a $1.3 million or 852% increase in OREO write downs and expenses partially offset by gains on sales of OREO; a $446,000 or 6% increase in salaries and employee benefits; a $237,000 or 48% increase in professional fees; offset by a $109,000 or 9% decrease in FDIC and state assessments; a $58,000 or 11% decrease in communication costs; a $40,000 or 2% decrease in net occupancy costs; and a $879,000 decrease in all other non-interest expense accounts primarily due to higher expenses for merger related costs in the same quarter a year ago. The increase in salaries and employee benefits for the current quarter is predominately associated with a revision to the expense accrual rate for long-standing deferred compensation arrangements that are inversely related to the general interest rate environment.

EFFICIENCY RATIO – The Company’s efficiency ratio, defined as non-interest expense divided by the sum of net interest income and non-interest income, was 95.12% during the third quarter of 2010 compared to 87.99% for the third quarter of 2009. Given recent increases in problem loan expenses, increasing reserves, and third-party appraisals; Management believes that once the wide-spread credit issues affecting the banking industry in general and the Company specifically are resolved, a ratio in the 60% to 65% range is a reasonable and sustainable target given the Bank’s longer-term strategies for both growth and customer service. Management has implemented actions to carefully manage controllable costs and to minimize uncontrollable costs related to problem loans and OREO.

NINE MONTHS ENDED SEPTEMBER 30, 2010

NET INTEREST INCOME – For the nine months ended September 30, 2010, net interest income increased $630,000 or 1% compared to the same period in 2009. During the first nine months of 2010, our interest income declined $5.3 million compared to the same period in 2009 while our interest expense declined $5.9 million or 38% compared to the same period in 2009. Interest income declined largely due to the year-over-year decline in loan volumes and the continuing low interest rate environment that also resulted in reduced deposit interest rates and expense. The principal reasons behind the year-over-year increase in our net interest margin from 4.10% for the nine months ended September 30, 2009 to 4.30% for the most recently completed nine month period was the decline in deposit interest costs as well as a $554,000 or 38% reduction in interest reversals for the period. Our yield on average earning assets was 5.27% down 34 basis points from the same period last year, while our cost of average interest-bearing liabilities fell 72 basis points to 1.17% in 2010 from 1.89% in 2009. These changes resulted in a net interest spread of 4.10% for the nine months ended September 30, 2010, up 38 basis points from 3.72% recorded as of September 30, 2009.

LOAN LOSS PROVISION – Charges made to the provision for loan losses that translate to increases in our allowance for loan losses were $10.1 million and $71.4 million for the nine month periods ended September 30, 2010 and September 30, 2009, respectively. The Company had net charge-offs and loan concessions of $13.8 million during the first nine months of 2010 compared to net charge-offs of $47.0 million for the corresponding period in 2009. Management believes that the September 30, 2010 balance in the allowance for loan losses is reasonable and appropriate to support inherent potential losses in the Company’s loan portfolio. (Also see Allowance for Loan Losses and Reserve for Unfunded Commitments.)

NON-INTEREST INCOME – During the first nine months of 2010, the Company had non-interest income of $7.9 million, a decrease of $204,000 or 3% from the corresponding period in 2009. Services charges on deposit accounts declined $817,000 or 20% and mortgage banking fees fell $235,000 or 45% with a number of other noninterest income categories partially offsetting the declines. We have seen a general decrease in service charges as customers are more closely managing their account activity, especially relative to overdraft charges.

NON-INTEREST EXPENSE – Non-interest expense increased approximately $5.2 million or 13% for the nine months ended September 30, 2010, as compared to the corresponding period in 2009. On a summary basis, there was a $3.8 million or 501% increase in OREO write downs and expenses partially offset by gains on OREO sales; a $516,000 or 17% increase in FDIC and state assessments; a $467,000 or 29% increase in professional fees; a $284,000 or 1% increase in salaries and employee benefits; a $189,000 or 3% increase in net occupancy and equipment costs; partially offset by a $40,000 or 3% decrease in communication costs; a $48,000 or 8% decrease in advertising costs; and $5,000 decrease in other non-interest expense. The vast majority of the increased costs during the nine months of 2010 relate to problem loan/OREO expenses ranging from OREO write-downs to legal fees, and one-time costs associated with branch closure efforts that will yield cost savings in the future.

EFFICIENCY RATIO – The Company’s efficiency ratio was 89.97% during the first nine months of 2010 compared to 80.46% for the first nine months of 2009. Given recent increases in regulatory assessment costs over historic levels, Management believes that once the wide-spread credit issues affecting the banking industry in general, and the Company specifically, are resolved, a ratio in the 60% to 65% range is a reasonable and sustainable target given the Bank’s strategies for both growth and customer service. Management has implemented actions to manage controllable costs and to minimize uncontrollable costs related to problem loans and OREO.

FINANCIAL CONDITION – Total assets of $1.42 billion at September 30, 2010, decreased $111.6 million or 7% compared to total assets of $1.54 billion at December 31, 2009. This decrease occurred primarily as a result of loan balance reductions and our planned reduction in brokered deposits and public-entity deposits as well as lower loan balances during the first nine months of 2010. On a consolidated basis, comparing September 30, 2010 to December 31, 2009, gross loans declined $112.9 million; the Allowance for Loan Losses decreased $3.8 million; cash and other earning assets decreased $2.3 million; and all other assets increased $480,000.

Gross loans accounted for 72.72% of total assets at September 30, 2010, compared to 74.79% at December 31, 2009. As of September 30, 2010, the allowance for loan losses decreased to $42.1 million from $45.9 million at December 31, 2009. The allowance for loan losses was increased by $10.1 million in provision charged against earnings and decreased by $13.8 million in net charge-offs and loan concessions.

During the quarter ending September 30, 2010, we continued to maintain our allowance for loan loss to reserve against loan portfolio losses primarily associated with commercial real estate lending concentrations. The loan loss reserve as a percentage of gross loans was increased from 3.99% at December 31, 2009, to 4.07% at the end of the currently completed period. The ratio of loan loss reserve to non-performing loans declined from 44.17% at year end 2009, to 36.59% at September 30, 2010.

Our credit teams continue to work diligently with borrowers to improve the general credit quality of the loan portfolio.

Total non-performing assets were $145.0 million at September 30, 2010, up from $128.7 million as of December 31, 2009, and represent 10.18% of total assets. A single borrower whose relationship is comprised of four commercial real estate loans and two construction loans, with aggregate principal of $23.4 million at June 30, 2010, indicated during the second quarter his unwillingness or inability to continue to service the debt obligations, thereby requiring the Company to classify his loans as impaired and transfer them to non-performing status. This was the most significant factor affecting the increase in non-performing loans and non-performing assets during the first nine months of 2010. During the third quarter these loans were restructured; and although the loans are still on nonaccrual status, the borrower is performing in accordance with the restructure terms.

The September 30, 2010 non-performing asset total includes $54.2 million in non-accrual loans that were current as to principal and interest payments and were less than 30 days past due. The non-performing assets also include $29.9 million in OREO as of September 30, 2010, up $5.2 million from December 31, 2009. For additional information regarding non-performing loans, see Asset Quality and Non-performing Assets below.

Management maintains an excess liquidity position and the ability to borrow from the FHLB of Seattle, a correspondent bank and the Federal Reserve Bank of San Francisco. For more information about liquidity refer to the Liquidity and Capital Resources section below.

The table below sets forth certain summary balance sheet information for September 30, 2010, and December 31, 2009:

	September 30, 2010	December 31, 2009	Increase (Decrease)
			9/30/10 – 12/31/09
(Dollars in 000’s)

ASSETS
Federal funds sold	$87,378	$69,855	$17,523	25.08%
Securities available-for-sale	163,881	114,937	48,944	42.58%
Securities held-to-maturity	29,516	47,384	(17,868)	-37.71%
Restricted equity investments	3,530	3,643	(113)	-3.10%
Loans, net (1)	992,438	1,102,224	(109,786)	-9.96%
Other assets (2)	147,936	198,271	(50,335)	-25.39%

Total assets	$1,424,679	$1,536,314	$(111,635)	-7.27%

LIABILITIES
Noninterest-bearing deposits	$247,016	$256,167	$(9,151)	-3.57%
Interest-bearing deposits	1,030,609	1,164,595	(133,986)	-11.50%

Total deposits	1,277,625	1,420,762	(143,137)	-10.07%

Other liabilities (3)	47,352	44,017	3,335	7.58%

Total liabilities	1,324,977	1,464,779	(139,802)	-9.54%

SHAREHOLDERS’ EQUITY	99,702	71,535	28,167	39.38%

Total liabilities and share-holders’ equity	$1,424,679	$1,536,314	$(111,635)	-7.27%

(1)	Net of deferred loan fees and restructured loan concessions and the allowance for loan losses
(2)	Includes cash and due from banks, other equity investments, premises and equipment, core deposit intangible, accrued interest receivable, mortgage loans held-for-sale and bank-owned life insurance.
(3)	Includes borrowings, accrued interest payable and other liabilities.

Loans

Our portfolio of loans, shown as gross loans below, at September 30, 2010 was $1.04 billion, a decrease of $112.9 million from the December 31, 2009 balance and a decrease of $148.4 million from September 30, 2009. The decrease occurred as paydowns, foreclosures and charge-offs on non-performing loans outpaced new loan production, which has remained soft due to economic conditions. The table below presents the distribution of our loan portfolio by loan type at September 30, 2010 and December 31, 2009. Note that the loan concentration classifications described below are categorized differently than as described in Note 7. The classifications shown below are consistent with our regulatory reporting presentation.

Loan commitments
(Dollars in 000’s)
	September 30, 2010			December 31, 2009
	Funded Loan Totals	Unfunded Loan Commitments	Total Loan Commitments	Funded Loan Totals	Unfunded Loan Commitments	Total Loan Commitments
Agricultural/Farm	$41,309	$7,223	$48,532	$43,418	$6,084	$49,502
C&I	168,218	56,228	224,446	210,392	82,076	292,468
CRE	690,961	2,378	693,339	746,159	12,761	758,920
Residential RE construction	21,346	479	21,825	28,223	3,179	31,402
Residential RE	31,141	335	31,476	31,991	195	32,186
Consumer RE	32,785	16,904	49,689	33,979	17,758	51,737
Consumer	49,909	2,556	52,465	50,134	3,510	53,644

	1,035,669	86,103	1,121,772	1,144,296	125,563	1,269,859
Other*	410	290	700	4,731	300	5,031

Gross loans	$1,036,079	$86,393	$1,122,472	$1,149,027	$125,863	$1,274,890

*	Includes overdrafts, leases, credit cards and other adjustments such as loan premium outstanding.

As indicated above, the Company’s loan portfolio is and has been concentrated in commercial real estate loans during recent years. Management has taken actions to reduce higher risk commercial real estate loan volume by minimizing emphasis on new commercial real estate loan production and by reducing related concentration limits.

Economic conditions have also produced significant reductions in real estate values, and the economic slowdown has resulted in business failures that have also adversely affected commercial real estate valuations. Consequently, Management continues to mitigate credit risk and develop appropriate exit strategies for commercial real estate loans. These efforts have resulted in a decline in commercial real estate loans outstanding during the first nine months of 2010 totaling $55.2 million.

The table above also summarizes funded and unfunded loan commitments by loan type for the periods ending September 30, 2010 and December 31, 2009. Funded loan totals, excluding the “Other” category, declined by $108.6 million or 9% during the first nine months of 2010, primarily as a result of $13.8 million in net loan charge-offs and loan concessions and $22.4 million in the net activity in foreclosure transfers to OREO. During the nine months ended September 30, 2010, unfunded loan commitments declined $39.5 million while loan disbursements and loan payoffs totaled $40.3 million and $112.7 million, respectively.

The table below shows total funded and unfunded loan commitments by loan type and geographic region at September 30, 2010:

Total loan commitments by type and geographic region
(Dollars in 000’s)
	September 30, 2010
	Southern Oregon	Mid-Central Oregon	Northern California	Sacramento Valley
Agricultural/Farm	$13,825	$3,264	$2,271	$29,172
C&I	120,021	41,032	28,755	34,638
CRE	309,434	151,147	74,447	158,311
Residential RE construction	5,687	3,023	3,082	10,033
Residential RE	9,032	3,127	7,607	11,710
Consumer RE	27,837	8,488	11,278	2,086
Consumer	21,703	23,976	5,792	994

Total*	$507,539	$234,057	$133,232	$246,944

*	Excludes Other category comprised of overdrafts, leases, credit cards and other adjustments such as loan premium oustanding, in the amount of $700,000.

Asset Quality and Non-Performing Assets

Non-performing loans, which include non-accrual loans and accruing loans past due over 90 days, totaled $115.1 million, or 11.11% of gross loans at September 30, 2010, as compared to $103.9 million, or 9.04% of gross loans at December 31, 2009. At September 30, 2010, the nonperforming loan total included $54.2 million, or 47% that was current as to payment of contractual principal and interest and was less than 30 days past due.

As of September 30, 2010, non-performing assets, which include non-performing loans and OREO, totaled $145.0 million or 10.18% of total assets as compared to $128.7 million, or 8.37% of total assets as of December 31, 2009. A single borrower whose relationship is comprised of four commercial real estate loans and two construction loans, with aggregate principal of $23.4 million at June 30, 2010, indicated his unwillingness or inability to continue to service the debt obligations, thereby requiring the Company to classify his loans as impaired and transfer them to non-performing status. This was the most significant factor affecting the increase in non-performing loans and non-performing assets during the nine months ended September 30, 2010. During the most current quarter these loans were restructured; and although the loan is still on nonaccrual status, the borrower is performing in accordance with the restructure terms.

Loans are classified as non-accrual when full collection of principal or interest is uncertain if (1) they are past due as to maturity or payment of contractual principal or interest by 90 days or more, and (2) other circumstances create uncertainty as to such payment. In certain instances where the loans are well secured and in the process of collection, such loans will not be placed on non-accrual status. In addition, loans that are impaired pursuant to ASC 310-10-35, “Accounting by Creditors for the Impairment of a Loan”, are classified as non-accrual consistent with regulatory guidance. Loans placed on non-accrual status typically remain so until all principal and interest payments are brought current, and the potential for future payments, in accordance with associated loan agreements, appears reasonably certain. Interest lost on non-accrual loans for the nine months ended September 30, 2010 totaled $7.6 million.

Foreclosed properties included as OREO are recorded at the net realizable value, which becomes the property’s new basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses. After foreclosure, management periodically performs valuations such that the real estate is carried at the lower of its new cost basis or fair value, net of estimated costs to sell. Fair value adjustments on OREO are recorded as a net loss or gain, as appropriate. These losses represent impairments on OREO for fair value adjustments based on the fair value of the real estate. OREO totaled $29.9 million at September 30, 2010 and was comprised of 83 property units. Approximately 68% of the dollar volume of OREO held by the Company is located in Oregon with the remaining balance located in California.

The balance of OREO has fluctuated during the quarter and nine months ended September 30, 2010, as illustrated in the table below:

Other real estate owned and foreclosed assets (“OREO”)
(Dollars in 000’s)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Other real estate owned and foreclosed assets, beginning of period	$15,084	$14,588	$24,748	$4,423
Transfers from outstanding loans	17,259	6,403	22,368	18,456
Improvements and other additions	95	119	419	352
Sales	(1,954)	(1,506)	(15,419)	(3,299)
Net gain (loss) on sales	147	(71)	1,610	(212)
Impairment charges	(729)	—	(3,824)	(187)

Total other real estate owned and foreclosed assets	$29,902	$19,533	$29,902	$19,533

The Company has written down impaired, non-accrual loans at September 30, 2010, to their net realizable value or has established impairment reserves as appropriate. Procedures to establish the fair value of collateral securing impaired, collateral-dependent loans rely primarily on third-party appraisals. When independent appraisals are not available on a timely basis, other supporting evidence is used to estimate the net recoverable values pending receipt of the preferred third-party appraisal.

The following table summarizes the Company’s non-performing assets as of September 30, 2010 and December 31, 2009:

Non-performing assets
(Dollars in 000’s)
	September 30, 2010	December 31, 2009
	Amount	Amount
Loans on non-accrual status	$114,990	$98,497
Loans past due 90 days or more but on accrual status	113	5,420

Total non-performing loans	115,103	103,917
Other real estate owned and foreclosed assets (“OREO”)	29,902	24,748

Total non-performing assets	$145,005	$128,665

Applicable ratios:
Allowance for loan losses to gross loans	4.07%	3.99%
Allowance for loan losses to total non-performing loans	36.59%	44.17%
Non-performing loans to gross loans	11.11%	9.04%
Non-performing assets to total assets	10.18%	8.37%

The following table summarizes the Company’s non-performing loans by loan type and geographic region as of September 30, 2010:

Total non-performing loans by type and geographic region
(Dollars in 000’s)
	September 30, 2010
	Non-performing Loans
	Southern Oregon	Mid-Central Oregon	Northern California	Sacramento Valley	Totals	Funded Loan Totals*	Percent NPL to Funded Loan Totals by Category
Agricultural/Farm	$383	$—	$50	$—	$433	$41,309	1.0%
C&I	2,018	1,323	1,370	770	5,481	$168,218	3.3%
CRE	50,395	16,080	7,219	16,142	89,836	$690,961	13.0%
Residential RE construction	166	2,763	2,673	7,534	13,136	$21,346	61.5%
Residential RE	544	1,367	1,450	1,804	5,165	$31,141	16.6%
Consumer RE	700	—	120	—	820	$32,785	2.5%
Consumer	87	140	5	—	232	$49,909	0.5%

	54,293	21,673	12,887	26,250	115,103	1,035,669

Other*	—	—	—	—	—	410

Total non-performing loans	$54,293	$21,673	$12,887	$26,250	$115,103	$1,036,079

Non-performing loans to total funded loans	11.8%	9.8%	10.3%	11.4%	11.1%

Total funded loans	$461,768	$220,175	$124,657	$229,479	$1,036,079

*	Includes overdrafts, leases and other adjustments such as deferred loan fees, etc.

The balance of non-performing loans has fluctuated during the quarter and nine months ended September 30, 2010, as illustrated in the table below:

Nonperforming Loans
(Dollars in 000’s)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Balance beginning of period	$129,703	$103,420	$103,917	$82,615
Transfers from performing loans	10,504	30,765	73,614	87,746
Loans returned to performing status	(93)	(7)	(11,988)	(1,101)
Transfers to OREO (1)	(17,210)	(6,403)	(21,857)	(18,456)
Principal reduction from payment	(5,925)	(10,261)	(17,712)	(18,446)
Principal reduction from charge-off	(1,876)	(8,133)	(10,871)	(22,977)

Total nonperforming loans	$115,103	$109,381	$115,103	$109,381

(1)	Represents only those loans in nonperforming status prior to being transferred into OREO and other foreclosed assets during the periods presented

The Company’s principal source of credit stress is real estate related loans, both commercial and residential. Borrowers either involved in real estate or having secured loans with real estate have been vulnerable to both the ongoing economic downturn and to declining real estate values. Approximately 94% or $108.1 million of our non-performing loan total of $115.1 million is directly related to real estate in the form of commercial or residential real estate development loans. At September 30, 2010 and December 31, 2009, $51.9 million and $38.4 million, respectively, of our real estate related loans remain current as to contractual principal and interest payments, but were placed on non-accrual status due to the absence of evidence supporting the borrowers’ ongoing ability to discharge their loan obligations.

The following tables summarize the Company’s troubled debt restructured loans by type and geographic region as of September 30, 2010:

Restructured loans by type and geographic region
(Dollars in 000’s)
	September 30, 2010
	Restructured loans
	Southern Oregon	Mid-Central Oregon	Northern California	Sacramento Valley	Totals
C&I	$—	$—	$475	$225	$700
CRE	27,248	979	432	208	28,867
Residential RE construction	—	2,763	—	1,690	4,453
Residential RE	—	—	325	—	325

Total restructured loans	$27,248	$3,742	$1,232	$2,123	$34,345

The following table presents the Company’s troubled debt restructured loans by year of maturity, according to the restructured terms, as of September 30, 2010:

(Dollars in 000’s)
Year	Amount
2010	$208
2011	23,284
2012	9,163
2013	1,690

Total	$34,345

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

•

Continuing reviews to confirm the reliability of our internal credit reviews are occurring utilizing an independent firm that has been conducting similar reviews of segments of our loan portfolio for more than two years.

•	Senior Management scrutiny of lending activities has continued at a heightened level with direct involvement in significant credit relationships.

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

Allowance for Loan Losses and Reserve for Unfunded Commitments

The allowance for loan losses (“ALL”) totaled $42.1 million as of September 30, 2010, a decrease of $3.8 million or 8% from the balance at December 31, 2009. This decrease occurred as a result of the overall loan balances declining and Management’s ongoing evaluation of the adequacy of the reserve and the credit quality of the loan portfolio over the nine months ended September 30, 2010. During the quarter just ended, $1.6 million in provision for loan losses was recorded offset by $3.4 million in net charge-offs. These figures compare with $10.3 million in provision for loan losses and $9.0 million in net charge-offs for the quarter ended September 30, 2009.

Allowance for credit losses
(Dollars in 000’s)
	September 30, 2010	December 31, 2009
ALL beginning balance	$45,903	$17,157
Loans charged-off	(17,791)	(61,067)
Loan recoveries	4,877	1,782
Restructured loan concessions	(919)	—
Loan loss provision	10,050	88,031

ALL ending balance	42,120	45,903
Reserve for unfunded commitments	85	130

Total allowance for credit losses	$42,205	$46,033

Applicable ratios:
Allowance for loan losses to gross loans	4.07%	3.99%

The decrease in the allowance for loan losses as of September 30, 2010 as compared to December 31, 2009 is primarily due to overall loan balances decreasing and management’s evaluation of the loss potential inherent in the current loan as compared to a similar evaluation at the end of 2009. The methodology employed in establishing loss estimates as well as related impairment and general reserves against these estimated losses is discussed below.

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

In those instances where a current appraisal is not available in a timely manner in relation to a financial reporting cut-off date, the Company evaluates the most recent third-party appraisal depending on a number of factors including, but not limited to, property location, local price volatility, local economic conditions, recent comparable sales, etc. In all cases, the costs to sell the subject property are deducted in arriving at the net realizable value of the collateral. Any unpaid property taxes or similar expenses also reduce the net realizable value of collateral.

The table below summarizes the Bank’s defined “substandard” loan totals, the ASC 310-10-35 defined “impaired” loan totals (collectively “adversely classified loans”) and other related data at quarter end since December 31, 2009:

(Dollars in 000’s)
	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009
Rated substandard	$193,133	$186,627	$191,960	$181,675
Impaired	115,103	129,703	104,372	103,917

Total adversely classified loans*	$308,236	$316,330	$296,332	$285,592

Gross loans	$1,036,079	$1,091,860	$1,118,964	$1,149,027
Adversely classified loans to gross loans	29.75%	28.97%	26.48%	24.86%

*	Adversely classified loans are defined as loans having a well-defined weakness or weaknesses related to the borrower’s financial capacity or to pledged collateral that may jeopardize the repayment of the debt. They are characterized by the possibility that the Bank may sustain some loss if the deficiencies giving rise to the substandard classification are not corrected. Note that any loans internally rated worse than substandard are included in the impaired loan totals.

As illustrated above, the Company experienced a 3% decrease in Adversely Classified Loans in the current quarter. Reserves for both loan categories were $30.9 million and $35.6 million at September 30, 2010 and December 31, 2009, respectively. The extended economic downturn has shown its impact in the increase in loans rated substandard and impaired.

The lapse of time and declining charge off activity have resulted in changing loss factors each quarter as the rolling 36-month charge-off history used in our allowance methodology is updated. Additionally, the specific reserves associated with our non-performing, collateral-dependent loans vary as payments are received and/or new appraisals impact the amount of these reserves. The effect of these changes during the nine months ending September 30, 2010 has been a reduction in the overall allowance of approximately $3.8 million or 8% since December 31, 2010.

In some instances the Company has modified or restructured loans to amend the interest rate and/or to extend the maturity. Through September 30, 2010, loans with amendments that qualify these as troubled debt restructurings totaled $34.3 million.

As of September 30, 2010, Management believes that the Company’s total allowance for credit losses and reserve for unfunded commitments is sufficient to absorb the losses inherent in the loan portfolio, related both to funded loans and unfunded commitments. This assessment, based on both historical levels of net charge-offs and continuing detailed reviews of the quality of the loan portfolio, involves uncertainty and judgment. As a result, the adequacy of the allowance for loan losses and the reserve for unfunded commitments cannot be determined with inherent accuracy and may change in future periods. Additionally, bank regulatory authorities may require additional charges to the provision for loan losses as a result of judgments made during their periodic examinations of the Company.

Goodwill

At September 30, 2010 and December 31, 2009, the Company had no recorded goodwill. The goodwill recorded in connection with acquisitions, principally the Stockmans Financial Group acquisition completed in 2008 and the Wachovia branch acquisition in 2009, as well as acquisitions prior to 2008, represented the excess of the purchase price over the estimated fair value of the net assets acquired. Goodwill and other intangible assets with indefinite lives are not amortized but are periodically tested for impairment. When goodwill exists, the Company performs a goodwill impairment analysis on an annual basis as of December 31 and on an interim basis when events or circumstances suggested impairment may have potentially existed.

For each of the quarters ending December 31, 2009, September 30, 2009, June 30, 2009, and March 31, 2009, the Company engaged a third-party valuation consultant to assist management in conducting an independent impairment analysis and to assist Management in its determination of the existence of any goodwill impairment.

The Company recorded a goodwill impairment charge of $74.9 million at December 31, 2009, reducing goodwill on the balance sheet to zero. The goodwill impairment charge had no effect on our cash balances, liquidity or regulatory capital ratios.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY – Liquidity enables the Company to fund loan commitments and meet customer withdrawals of deposits. The Company maintains its liquidity position through maintenance of cash resources, the stability of and growth in our core deposit base and through our ability to borrow funds from committed sources of credit. The Bank’s deposits currently exceed loans as reflected in its loan-to-deposit ratio at September 30, 2010 and December 31, 2009, of 81.09% and 80.87%, respectively.

As of September 30, 2010, the Company’s overall liquidity position improved slightly when compared to December 31, 2009 and September 30, 2009. Liquidity in the form of cash and cash equivalents increased approximately $15.9 million to $119.0 million. Borrowed funds in the form of federal funds purchased and FHLB advances were zero as of both September 30, 2010 and December 31, 2009. Investment securities increased by $31.0 million. Historically, all of the Company’s investment securities have been pledged for collateralization of public funds on deposit and, therefore, were not available for purposes of liquidity. More recently, we have reduced our public funds deposits thereby reducing our pledging requirements. The Company anticipates using additional unpledged investment securities to collateralize federal funds lines of credit with its correspondent banks and FHLB.

Management maintains contingency plans for addressing the Company’s ongoing liquidity needs and presently believes the Bank’s stable core deposit base provides for opportunity should Management decide to attract additional deposits by increasing the rate of interest offered on deposits, particularly certificates of deposit. The Bank is also maintaining a significant balance of cash equivalents until such time as liquidity concerns within the community banking environment have subsided. Although the current economic environment has impeded significant loan growth, the Company could eliminate loan growth and related cash utilization through various policy changes including increased pricing. Additionally, selling any unpledged investment securities is a source for additional cash equivalents.

The Company maintains secured lines-of-credit with the FHLB and with the Federal Reserve Bank of San Francisco. As of September 30, 2010, the Bank had $23,000 of borrowings advanced from the FHLB and an aggregate of $4.8 million in letters of credit issued by the FHLB on behalf of the Company to meet its excess deposit insurance requests from customers. The Company also had immediate availability to borrow an additional $48.8 million under the Company’s credit line with the FHLB. As of September 30, 2010, the Company also had the capability to draw up to $13.1 million from the Federal Reserve Bank of San Francisco and $20.0 million from a correspondent bank, pursuant to collateralized credit arrangements.

At September 30, 2010, the Company had approximately $86.4 million in outstanding commitments to extend credit for loans. Under the terms of construction project commitments, completion of specified project benchmarks must be certified before funds may be drawn. Additionally, we anticipate that a portion of these commitments will expire or terminate without funding. Management believes that the Company’s available resources will be sufficient to fund these commitments in the normal course of business.

In addition, as of September 30, 2010, the Company had $3.1 million of standby letters related to extensions of credit and approximately $290,000 of other unsecured lines of credit related to overdraft protection for demand deposit accounts.

As disclosed in the Consolidated Statements of Cash Flows, net cash provided operating activities totaled $17.8 million during the nine months ended September 30, 2010 and net cash of $108.7 million provided by investing activities. Cash used in financing activities, totaling $110.6 million, was principally comprised of $143.1 million decrease in deposits offset by $32.5 million net of expenses received for the Company’s common stock offering.

CAPITAL RESOURCES – Federal bank regulatory agencies use “risk-based” capital adequacy guidelines in the examination and regulation of banks and bank holding companies that are designed to make capital requirements more sensitive to differences in risk profiles among banks and bank holding companies.

Under the guidelines, an institution’s capital is divided into Tier 1 capital and Tier 2 capital. Tier 1 capital generally consists of common stockholders’ equity, surplus and undivided profits. Tier 2 capital generally consists of the allowance for loan losses, hybrid capital instruments and subordinated debt. The sum of Tier 1 capital and Tier 2 capital represents total capital.

The adequacy of an institution’s capital is determined primarily by analyzing risk-weighted assets. The guidelines assign risk weightings to assets to quantify the relative risk of each asset and to determine the minimum capital required to support that risk. An institution’s risk-weighted assets are then compared with its Tier 1 capital and total capital to arrive at a Tier 1 risk-based ratio and a total risk-based ratio, respectively. The guidelines also utilize a leverage ratio, which is Tier 1 capital as a percentage of average total assets, less intangibles.

Under the guidelines, an institution is assigned to one of five capital categories depending on its total risk-based capital ratio, Tier I risk-based capital ratio, and leverage ratio, together with certain subjective factors. The categories range from “well capitalized” to “critically undercapitalized.” Institutions that are “undercapitalized” or lower are subject to certain mandatory supervisory corrective actions.

A bank is deemed to be “well-capitalized if the bank:

•	has a total risk-based capital ratio of 10.0 percent or greater; and

•	has a Tier 1 risk-based capital ratio of 6.0 percent or greater; and

•	has a leverage ratio of 5.0 percent or greater; and

•	is not subject to any written agreement or order issued by the FDIC.

A bank is deemed to be “adequately capitalized” if the bank:

•	has a total risk-based capital ratio of 8.0 percent or greater; and

•	has a Tier 1 risk-based capital ratio of 4.0 percent or greater; and

•	has a leverage ratio of 4.0 percent or greater (or 3.0 percent in certain circumstances); and

•	does not meet the definition of a well capitalized bank.

Although the Bank meets the quantitative guidelines set forth above to be deemed “well-capitalized”, the Bank remains subject to the Agreement with the FDIC and, therefore, is deemed to be “adequately capitalized.” Pursuant to the Agreement with the FDIC, discussed earlier, the Bank is required to increase and maintain its Tier 1 capital in such an amount as to ensure a leverage ratio of 10% or more by October 3, 2010, well in excess of the 5% requirement set forth in regulatory guidelines. As indicated below, the Company and the Bank have increased the leverage ratio significantly as of September 30, 2010. However as of October 3, 2010 the 10% leverage ratio had not been achieved. Management believes that, while not achieving this target in the timeframe required, the Company has demonstrated progress, taken prudent actions and maintained a good-faith commitment to reaching the requirements of the Agreement. We continue to work toward achieving all requirements contained in the regulatory agreements in as expeditious a manner as possible.

The following table reflects PremierWest Bank’s various capital ratios, as compared to regulatory minimums for capital adequacy purposes:

	September 30, 2010	December 31, 2009	September 30, 2009	Regulatory Minimum to be “Adequately Capitalized”	Regulatory Minimum to be “Well-Capitalized”
				greater than or equal to	greater than or equal to
Total risk-based capital ratio	12.14%	8.53%	9.72%	8.00%	10.00%
Tier 1 risk-based capital ratio	10.86%	7.25%	8.44%	4.00%	6.00%
Leverage ratio	8.69%	5.70%	7.20%	4.00%	5.00%

Similarly, the table below shows PremierWest Bancorp’s capital ratios, as compared to regulatory minimums:

	September 30, 2010	December 31, 2009	September 30, 2009	Regulatory Minimum to be “Adequately Capitalized”
				greater than or equal to
Total risk-based capital ratio	11.98%	8.62%	9.87%	8.00%
Tier 1 risk-based capital ratio	10.70%	6.84%	8.60%	4.00%
Leverage ratio	8.56%	5.38%	7.32%	4.00%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates. The Company’s market risk arises principally from interest rate risk in its lending, deposit and borrowing activities. Management actively monitors and manages its interest rate risk exposure. Although the Company manages other risks, such as credit quality and liquidity risk, in the normal course of business, Management considers interest rate risk to be a significant market risk, which could have a material effect on the Company’s financial condition and results of operations. Other types of market risks, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company’s business activities. The Company did not experience a significant change in market risk at September 30, 2010, as compared to December 31, 2009.

As stated in the annual report on Form 10-K for 2009, the Company attempts to monitor interest rate risk from the perspective of changes in the economic value of equity, also referred to as net portfolio value (NPV), and changes in net interest income. Changes to the NPV and net interest income are simulated using instant and permanent rate shocks of plus and minus 300 basis points, in increments of 100 basis points. It is the Company’s policy to manage interest rate risk to maximize long-term profitability under the range of likely interest-rate scenarios. For additional information, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, PremierWest Bancorp’s Management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, Management, including our President & Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective, including in timely alerting them to information relating to us that is required to be included in our periodic SEC filings.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during our most recent quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. The proceeds of our completed rights offering returned our status to published “Well-Capitalized” levels, including exceeding the 10.0% risk-based capital level. We are, however, subject to a Consent Order that requires higher capital levels, including a 10.0% leverage ratio. Our Bank leverage ratio as of September 30, 2010, was 8.69%. If we are unable to increase our capital levels to the Consent Order requirements, we may be subject to penalties or further restrictions on our operations. In addition, future losses could reduce our capital levels. We may need to raise additional capital to maintain or improve our capital position or to support our operations. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we may not be able to raise additional capital, if needed, on terms acceptable to us. Alternatively, we may be required to improve our capital ratios through the sale of assets. Market conditions for the sale of assets may not be favorable and we may not be able to lower asset levels sufficiently to meet the requirements of the Consent Order or to maintain existing capital levels. If we cannot raise additional capital or improve capital ratios through other options when needed, our financial condition, and our ability to maintain or improve our capital position to support our operations and to continue as a going concern, could be materially impaired.

We are subject to regulatory agreements, which place limits on our operations and could result in penalties or further restrictions if we fail to comply with their terms.

In light of the current challenging operating environment, along with our elevated level of non-performing assets, delinquencies and adversely classified assets, the Bank is subject to a Consent Order with the FDIC and Oregon Department of Finance and Corporate Securities (“DFCS”) and an agreement with the Federal Reserve Bank of San Francisco and the DFCS. Both agreements place limitations on our business and could adversely affect our ability to implement our business plans, including potential growth strategies that we might otherwise pursue. We have limitations on our lending activities and on the rates paid by the Bank to attract retail deposits in its local markets. We are required to reduce our levels of non-performing assets within specified time frames. These time frames could result in our inability to maximize the price that might otherwise be received for underlying properties. In addition, if such restrictions were also imposed upon other institutions that operate in the Bank’s markets, multiple institutions disposing of properties at the same time could further diminish the potential proceeds received from the sale of these properties. We are restricted from paying dividends from the Bank to the Holding Company during the life of the Consent Order, which restricts our ability to issue preferred stock dividends and make junior subordinated debenture interest payments. If we fail to comply with the provisions of these agreements, we could be subject to additional restrictions or penalties.

The Company’s common stock may no longer qualify for listing on The NASDAQ Capital Market.

NASDAQ Marketplace Rule 5550(a)(2) requires that primary equity securities listed on The NASDAQ Capital Market continue to have a minimum bid price of at least $1.00 per share. On March 15, 2010, we received notice that we did not meet the requirement for minimum bid price for 30 consecutive business days. In accordance with NASDAQ rules, we received formal notice from NASDAQ and had a period of 180 calendar days to achieve compliance. Compliance can be achieved by meeting the bid price standard for a minimum of ten consecutive business days, unless NASDAQ staff exercises discretion to extend such period. We were not deemed in compliance at the end of the 180 day compliance period; but we were afforded an additional 180 day compliance period because on the 180th day of the first compliance period, we demonstrated that we met all applicable standards for initial listing on The NASDAQ Capital Market (except the bid price requirement) based on our most recent public filings and market information. Our stock price may not increase to the $1.00 level for ten consecutive trading days and, if it does not during the additional compliance period, our common stock would then be subject to delisting. Should our shares be subject to delisting from the Capital Market, there is no assurance that a liquid and efficient market for our common stock will be available or develop. Although the shares may be eligible for trading on other exchanges, such as the “OTC Bulletin Board,” it is possible that the ability of a selling shareholder to realize the best market price will be impeded as the result of wider bid-ask spreads.

Compliance with the recently enacted financial reform legislation may increase our costs of operations and adversely impact our earnings.

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Reform Act”) into law. The Dodd-Frank Reform Act will change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting and implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years. Significant changes will include:

•	The establishment of the Financial Stability Oversight Counsel, which will be responsible for identifying and monitoring systemic risks posed by financial firms, activities, and practices.

•

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

•

Amendments to the Truth in Lending Act aimed at improving consumer protections with respect to mortgage originations, including originator compensation, minimum repayment standards, and prepayment considerations.

•

Elimination of federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on the Company’s interest expense.

•

Broadened base for Federal Deposit Insurance Corporation insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution.

•	Federal Reserve determination of reasonable debit card fees.

•

Permanent increase to the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2013.

•

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) [Not applicable.]

(b) [Not applicable.]

(c) None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(a) [Not applicable.]

(b) For a discussion of preferred stock dividend payments, which are being accrued but not paid, please see Note 11 of the Notes to Financial Statements in Part I, Item 1 of this report and our Form 8-K filed October 28, 2009.

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

DATED: November 9, 2010

PREMIERWEST BANCORP

/s/ James M. Ford
James M. Ford, President and Chief Executive Officer

/s/ Michael D. Fowler
Michael D. Fowler, Chief Financial Officer and Principal Accounting Officer