Form 10-K
period 2010-12-31
PREMIERWEST BANCORP
filed 2011-03-17
CIK 1102287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $32.4 million, based on the closing price on June 30, 2010, reported on NASDAQ.

The number of shares outstanding of Registrant’s common stock as of March 15, 2011 was 10,034,830.

Documents Incorporated by Reference

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the 2011 Annual Meeting of Shareholders are incorporated by reference into Part III.

PREMIERWEST BANCORP

FORM 10-K

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of the “safe-harbor” provisions of Sections 21D and 21E of the Securities Exchange Act of 1934, as amended. Other than statements of historical fact, all statements about our financial position and results of operations, business strategy and Management’s plans and objectives for future operations are forward-looking statements. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” and “intend” and words or phrases of similar meaning, help identify forward-looking statements. Examples of forward-looking statements include, but are not limited to: statements that include projections or Management’s expectations for revenues, income or expenses, earnings per share, capital expenditures, dividends, capital levels and structure and other financial items; statements of the plans and objectives of the Company, its Management or its Board of Directors, including the introduction of new products or services, plans for expansion, acquisitions or future growth and estimates or predictions of actions by customers, vendors, competitors or regulatory authorities; statements about future economic performance; statements of assumptions underlying other statements about the Company and its business; statements regarding the adequacy of the allowance for loan losses; and descriptions of assumptions underlying or relating to any of the foregoing. Although Management believes that the expectations reflected in forward-looking statements are reasonable, we can make no assurance that such expectations will prove correct. Forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements. For a more comprehensive discussion of the risk factors impacting our business refer to Item 1A Risk Factors in this report beginning on page 12. These risks and uncertainties include the effect of competition and our ability to compete on price and other factors; deterioration in credit quality, or in the value of the collateral securing our loans, due to higher interest rates, increased unemployment, further or continued disruptions in the credit markets, or other economic factors; customer acceptance of new products and services; economic conditions and events that disproportionately affect our business due to regional concentration; general business and economic conditions, including the residential and commercial real estate markets; interest rate changes; regulatory and legislative changes; changes in the demand for loans and changes in consumer spending, borrowing and savings habits; changes in accounting policies; our ability to maintain or expand our market share or our net interest margin; factors that could limit or delay implementation of our marketing and growth strategies; and our ability to integrate acquired branches or banks. Other risks include those identified from time to time in our past and future filings with the Securities and Exchange Commission. Note that this list of risks is not exhaustive, and risks identified are applicable as of the date made and are not updated except as required by law. You should not unduly rely on forward-looking statements. They give our expectations about the future and are not guarantees. Forward-looking statements speak only as of the date they are made, and we do not undertake to update them to reflect changes that occur after the date they are made. This report includes information about our historical financial performance, and this information should not be considered as an indication or projection of future results.

PART I

ITEM 1.	BUSINESS

INTRODUCTION

PremierWest Bancorp, an Oregon corporation (the “Company”), is a bank holding company headquartered in Medford, Oregon. The Company operates primarily through its principal subsidiary, PremierWest Bank (“PremierWest Bank” or “Bank” and collectively with the Company, “PremierWest”), which offers a variety of financial services.

PremierWest recorded a net loss available to common shareholders of $7.5 million for the year ended December 31, 2010, compared to a net loss of $148.6 million in 2009 and a net loss of $7.8 million in 2008. Our diluted loss per common share was $0.90, $60.07, and $3.36, for the years ended 2010, 2009 and 2008, respectively, after adjusting for the 1-for-10 reverse stock split effective February 10, 2011, see Note 26—Subsequent Event. Return on average common equity was -13.69%, -93.07%, and -4.41% for the years ended December 31, 2010, 2009, and 2008, respectively.

SUBSIDIARIES

PremierWest Bank conducts a general commercial banking business, gathering deposits from the general public and applying those funds to the origination of loans for real estate, commercial and consumer purposes and investments. The Bank was created from the merger of Bank of Southern Oregon and Douglas National Bank on May 8, 2000, and the simultaneous formation of a bank holding company for the resulting bank, PremierWest Bank. In April 2001, the Company acquired Timberline Bancshares, Inc., and its wholly-owned subsidiary, Timberline Community Bank (“Timberline”), with eight branch offices located in Siskiyou County in northern California. On January 23, 2004, the Company acquired Mid Valley Bank, with five branch offices located in the northern California counties of Shasta, Tehama and Butte. On January 26, 2008, the Company acquired Stockmans Financial Group and its wholly owned banking subsidiary, Stockmans Bank, with five branch offices located in the greater Sacramento, California area. This acquisition was accounted for as a purchase and is reflected in the consolidated financial statements of PremierWest from the date of acquisition forward. On July 17, 2009, the Company acquired two Wachovia Bank branches in Northern California. This acquisition was accounted for under the acquisition method of accounting and is reflected in the consolidated financial statements of PremierWest from the date of acquisition forward.

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

PRODUCTS AND SERVICES

PremierWest Bank offers a broad range of banking services to its customers, principally small and medium-sized businesses, professionals and retail customers.

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

Consumer lending—PremierWest Bank and Premier Finance Company make secured and unsecured loans to individual borrowers for a variety of purposes including personal loans, revolving credit lines and home equity loans, as well as consumer loans secured by autos, boats and recreational vehicles. Besides targeting non-bank customers in PremierWest Bank’s immediate markets, Premier Finance Company also makes loans to Bank customers where the loans may carry a higher risk than permitted under the Bank’s lending criteria.

Deposit products and other services—PremierWest Bank offers a variety of traditional deposit products to attract both commercial and consumer deposits using checking and savings accounts, money market accounts and certificates of deposit. The Bank also offers internet banking, on-line bill pay, treasury management services, safe deposit facilities, traveler’s checks, money orders and automated teller machines at most of its facilities.

PremierWest Bank’s investment subsidiary, PremierWest Investment Services, Inc., provides investment brokerage services to its customers through a third-party broker-dealer arrangement as well as through independent insurance companies allowing for the sale of investment and insurance products such as stocks, bonds, mutual funds, annuities and other insurance products.

MARKET AREA

PremierWest Bank conducts a regional community banking business in southern and central Oregon and northern California. On December 31, 2010, the Company had a network of 44 full service bank branches. The Bank has evolved over the past nine years through a combination of acquisitions and de novo branch openings and its geographic footprint can be subdivided into several key market areas that are generally identifiable by a specific community, county or combination thereof.

The Company serves Jackson County, Oregon, from its main office facility in Medford with six branch offices in Medford and a branch office in each of the surrounding communities of Central Point, Eagle Point, Ashland and Shady Cove. Medford is the seventh largest city in Oregon and is the center for commerce, medicine and transportation in southwestern Oregon. PremierWest Bank serves neighboring Josephine County with two full service branches in Grants Pass, Oregon. The principal industries in Jackson and Josephine Counties include forest products, manufacturing and agriculture. Other manufacturing segments include electrical equipment and supplies, computing equipment, printing and publishing, fabricated metal products and machinery, and stone and concrete products. In the non-manufacturing sector, significant industries include recreational services, wholesale and retail trades, as well as medical care, particularly in connection with the area’s retirement community.

Another primary market area is in Douglas County with three branches in Roseburg, Oregon, and four branches located in the communities of Winston, Glide, Sutherlin and Drain. The economy in Douglas County has historically depended on the forest products industry, as compared to other market areas along the Interstate 5 corridor, including those in Medford and Grants Pass and those in northern California, which are somewhat more economically diversified.

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

As of December 31, 2010, the Bank has established offices within seven counties in California. In Siskiyou County there are eight branch locations in the communities of Dorris, Dunsmuir, Greenview, McCloud, Mt. Shasta, Tulelake, Weed and Yreka. In Shasta County there are three branch locations with two located in Redding and one in Anderson. In Tehama County there are two branches with one in Corning and one in Red Bluff. In Yolo County there are two branch offices in the communities of Woodland and Davis. There is one office in Chico in Butte County and Nevada County has a branch in Grass Valley. The economy of northern California from Siskiyou County south to Butte County is primarily driven by government services, retail trade and services, education, healthcare, agriculture, recreation and tourism.

The Company has four branch locations in Sacramento County. These branches are located in the greater Sacramento area in the communities of Elk Grove, Folsom, Galt, and Rocklin. These branches have established PremierWest Bank’s southern-most reach in California. In addition to wholesale and retail trade, the key industries include agriculture and food processing, manufacturing, transportation and distribution, education, healthcare and government services.

Oregon and California have experienced economic challenges in the past three years, including high unemployment rates and deteriorating fiscal condition of state and local governments. Many of our branches are located in smaller markets that have experienced higher than average unemployment. The recession, housing market downturn and declining real estate values in our markets, have negatively impacted our loan portfolio and the business conditions in the markets we serve.

The following table presents the Bank’s market share percentage for total deposits as of June 30, 2010, in each county where we have a branch. All information in the table was obtained from deposit data published by the FDIC as of June 30, 2010.

Deposit Market Share ($000’s)

Totals by County

		2010			2009			2008
State	County	Market	PRWT	% Share	Market	PRWT	% Share	Market	PRWT	% Share
OR	Deschutes	2,408,627	15,534	0.64%	2,489,654	23,132	0.93%	1,964,059	20,345	1.04%
OR	Douglas	1,262,574	146,814	11.63%	1,178,064	161,027	13.67%	1,152,134	162,394	14.10%
OR	Jackson	2,449,987	365,158	14.90%	2,589,614	503,981	19.46%	2,391,822	428,701	17.92%
OR	Josephine	1,210,261	34,243	2.83%	1,196,459	36,009	3.01%	1,120,845	33,607	3.00%
OR	Klamath	738,537	13,664	1.85%	787,266	26,404	3.35%	751,415	18,959	2.52%
Sub-total		8,069,986	575,413	7.13%	8,241,057	750,553	9.11%	7,380,275	664,006	9.00%

CA	Butte	1,719,998	10,658	0.62%	1,579,034	7,574	0.48%	1,508,893	5,257	0.35%
CA	Nevada	1,056,829	138,544	13.11%	1,104,072	174,958	15.85%	—	—	0.00%
CA	Placer	500,920	13,330	2.66%	535,284	14,778	2.76%	470,037	20,097	4.28%
CA	Shasta	2,027,635	38,536	1.90%	1,939,687	36,798	1.90%	1,741,547	41,436	2.38%
CA	Siskiyou	553,656	122,534	22.13%	570,142	124,692	21.87%	547,223	103,628	18.94%
CA	Tehama	717,269	102,844	14.34%	727,548	101,732	13.98%	690,401	108,957	15.78%
CA	Yolo	1,882,778	160,290	8.51%	1,861,968	190,515	10.23%	667,118	10,683	1.60%
CA	Sacramento	2,680,089	151,109	5.64%	2,530,657	194,324	7.68%	2,400,400	256,120	10.67%
Sub-total		11,139,174	737,845	6.62%	10,848,392	845,371	7.79%	8,025,619	546,178	6.81%
	Total	19,209,160	1,313,258	6.84%	19,089,449	1,595,924	8.36%	15,405,894	1,210,184	7.86%

Effective April 30, 2010, four existing branches (one each in Douglas, Butte, Placer and Sacramento counties) were closed and consolidated with existing PremierWest branches in close proximity.

While PremierWest Bank does business in many different communities, the geographic areas we serve make the Bank more reliant on local economies in contrast to super-regional and national banks. Nevertheless, Management considers the diversity of our customers, communities, and economic sectors a source of strength and competitive advantage in pursuing our community banking strategy.

INDUSTRY OVERVIEW

The commercial banking industry continues to face increased competition from non-bank competitors, and is undergoing significant consolidation and change. In addition to traditional competitors such as banks and credit unions, noninsured financial service companies such as mutual funds, brokerage firms, insurance companies, mortgage companies, stored-value-card providers and leasing companies offer alternative investment opportunities for customers’ funds and lending sources for their needs. Banks have been granted extended powers to better compete with these financial service providers through the limited right to sell insurance, securities products and other services; however, the percentage of financial transactions handled by commercial banks continues to decline as the market penetration of other financial service providers has grown. The impact on the commercial banking industry of the economic downturn experienced in 2008 and 2009 has been meaningful, with bank failures resulting in consolidation and increased legislation and regulation.

PremierWest Bank’s business model is to compete on the basis of customer service, not solely on price, and to compete for deposits by offering a variety of accounts at rates generally competitive with other financial institutions in the area.

PremierWest Bank’s competition for loans comes principally from commercial banks, savings banks, mortgage companies, finance companies, insurance companies, credit unions and other traditional lenders. We compete for loans on the quality of our services, our array of commercial and mortgage loan products and on the basis of interest rates and loan fees. Lending activity can also be affected by local and national economic conditions, current interest rate levels and loan demand. As described above, PremierWest Bank competes with larger commercial banks by emphasizing a community bank orientation and personal service to both commercial and individual customers.

EMPLOYEES

As of December 31, 2010, PremierWest Bank had 477 full-time equivalent employees compared to 494 at December 31, 2009. None of our employees are represented by a collective bargaining group. Management considers its relations with employees to be good.

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

SUPERVISION AND REGULATION

Based on the results of an examination completed during the third quarter of 2009, the Bank entered into a formal regulatory agreement (the “Agreement”) with the FDIC and the Oregon Department of Consumer and Business Services acting through its Division of Finance and Corporate Securities (“DCBS”), the Bank’s principal regulators, primarily as a result of recent significant operating losses and increasing levels of non-performing assets. The Agreement imposed certain operating requirements on the Bank, many of which have already been implemented by the Bank as discussed in Note 2. The Company entered into a similar agreement with the Federal Reserve Bank of San Francisco and DCBS.

General—Over the past three years, the banking industry has seen an unprecedented number of sweeping changes in federal regulation. The most significant of these changes resulted from the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) in 2010, the American Recovery and Reinvestment Act of 2009 (“ARRA”), and the Emergency Economic Stabilization Act of 2008 (“EESA”). EESA and ARRA were enacted to strengthen our financial markets and promote the flow of credit to businesses and consumers. Dodd-Frank has brought and will continue to bring additional, significant changes to the regulatory landscape affecting banks and bank holding companies.

PremierWest is extensively regulated under federal and state law. These laws and regulations are generally intended to protect consumers, depositors and the FDIC’s Deposit Insurance Fund (“DIF”), not shareholders. To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statute or regulation. Any change in applicable laws or regulations may have a material effect on the business and prospects of the Company. The operations of the Company may be affected by legislative changes and by the policies of various regulatory authorities. The Company cannot accurately predict the nature or the extent of the effects on its business and earnings that fiscal or monetary policies, or new federal or state legislation, may have in the future.

Federal and State Bank Regulation—PremierWest Bank, as a state chartered bank with deposits insured by the Federal Deposit Insurance Corporation (“FDIC”), is subject to the supervision and regulation of the state of Oregon and the FDIC. These agencies regularly examine all facets of the Bank’s operations and our financial condition, and may prohibit the Company from engaging in what they believe constitutes unsafe or unsound banking practices. We are required to seek approval from the FDIC and DCBS to open new branches and engage in mergers and acquisitions, among other things.

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

Banks are subject to restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal shareholders or any related interests of such persons. Extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral as, and follow credit underwriting procedures that are not less stringent than those prevailing at the time for comparable transactions with persons not affiliated with the Company and (ii) must not involve more than the normal risk of repayment or exhibit other unfavorable features. Banks are also subject to certain lending limits and restrictions on overdrafts to such persons. A violation of these restrictions may result in the assessment of substantial civil monetary penalties on the Bank or any officer, director, employee, agent or other person participating in the conduct of the affairs of that bank, the imposition of a cease and desist order or other regulatory sanctions.

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

FDICIA included provisions to reform the federal deposit insurance system, including the implementation of risk-based deposit insurance premiums. FDICIA also permits the FDIC to make special assessments on insured depository institutions in amounts determined by the FDIC to be necessary to give it adequate assessment income to repay amounts borrowed from the U.S. Treasury and other sources or for any other purpose the FDIC deems necessary. Pursuant to FDICIA, the FDIC implemented a transitional risk-based insurance premium system on January 1, 1993. Under this system, banks are assessed insurance premiums according to how much risk they are deemed to present to the Deposit Insurance Fund (“DIF”). Banks with higher levels of capital and a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or involving a higher degree of supervisory concern. While PremierWest Bank has historically qualified for the lowest premium level, losses incurred over the past three years have reduced the Company’s capital levels and increased supervisory concerns resulting in increased FDIC and state assessments on PremierWest Bank, from $1.1 million in 2008 to $4.7 million in 2010.

From 2008 to 2010, the banking industry, as well as other sectors of the United States economy, realized a number of changes in federal regulation due to the disruption in credit market operations. The most significant of these changes that affected the Company are discussed below.

Temporary Liquidity Guarantee Program (“TLGP”)—On October 13, 2008, the FDIC announced the TLGP to strengthen confidence and encourage liquidity in the banking system. The TLGP consists of two components: a temporary guarantee of newly-issued senior unsecured debt (the Debt Guarantee Program) and a temporary unlimited guarantee of funds in non-interest-bearing transaction and regular checking accounts at FDIC-insured institutions (the Transaction Account Guarantee Program). On December 5, 2008, the Company elected to participate in both the Debt Guarantee Program and Transaction Account Guarantee Program. However, the Company declined the option of issuing certain non-guaranteed senior unsecured debt before issuing the maximum amount of guaranteed debt. The Transaction Account Guarantee Program expired on December 31, 2010. Dodd-Frank provides for unlimited deposit insurance for noninterest bearing transaction accounts (excluding NOW, but including JOLTAs) beginning December 31, 2010 for a period of two years.

Troubled Asset Relief Program (“TARP”)—On October 14, 2008, the U.S. Department of the Treasury announced the TARP Capital Purchase Program. Under the TARP Capital Purchase Program, the U.S. Department of the Treasury purchased senior preferred stock in qualified U.S. financial institutions. The program was intended to encourage participating financial institutions to build capital to increase the flow of financing to U.S. businesses and consumers and to support the U.S. economy. Companies participating in the program must comply with limits on stock repurchases and dividends, and requirements related to executive compensation and corporate governance. Additionally, participants must agree to accept future program requirements as may be promulgated by Congress and regulatory authorities. In 2009, the Company sold $41.4 million of its preferred stock to the U.S. Treasury under the TARP Capital Purchase Program.

Dodd-Frank. On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Reform Act”) into law. The Dodd-Frank Reform Act will change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting and implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years. Significant changes will include:

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

Many provisions in Dodd-Frank are aimed at financial institutions that are significantly larger than the Company or the Bank. Nonetheless, there are provisions that apply to us and we must begin to comply with immediately. In addition, federal agencies will promulgate rules and regulations to implement and enforce provisions in Dodd-Frank. We will have to apply resources to ensure that we are in compliance with all applicable provisions, which may adversely impact our earnings. The precise nature, extent and timing of many of these reforms and the impact on us is still uncertain.

Deposit Insurance—PremierWest opted to participate in the Transaction Account Guarantee Program, which provides unlimited deposit insurance for non-interest bearing transaction accounts and for regular savings accounts, resulting in an additional quarterly deposit insurance premium assessment paid to the FDIC. As part of this program, PremierWest paid quarterly deposit insurance premium assessments to the FDIC.

The Bank’s deposits are insured up to applicable limits by the DIF of the FDIC. Accordingly, the Bank is subject to deposit insurance premium assessments by the FDIC to maintain the DIF. The FDIC’s risk-based assessment system is based upon a matrix that takes into account a bank’s capital level and supervisory rating. Under current law, the FDIC is required to maintain the DIF reserve ratio within the range of 1.15% to 1.50% of estimated insured deposits. Because the DIF reserve ratio fell and was expected to remain below 1.15%, the Federal Deposit Insurance Act (FDIA) required the FDIC to establish and implement a restoration plan to restore the DIF reserve ratio to at least 1.15% within eight years, absent extraordinary circumstances. Moreover, under a new risk-based assessment system implemented in the second quarter of 2009, annualized deposit insurance assessments range from 7 to 77.5 basis points based on each depository institution’s assets minus Tier 1 capital adjusted for an institution’s unsecured debt, secured liabilities, and brokered deposits. On May 22, 2009, the FDIC adopted a final rule imposing a 5 basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009, not to exceed 10 basis points times the institution’s assessment base as of June 30, 2009. This special assessment was collected on September 30, 2009.

Initial base assessment rates ranged from $0.12 to $0.45 per $100 of deposits annually. Further increases in the assessment rate could have a material adverse effect on our earnings, depending upon the amount of the increase. In October 2010, the FDIC adopted a new DIF restoration plan to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by Dodd-Frank. Under the new restoration plan, the FDIC will forego the uniform three-basis point increase in initial assessment rates schedules for January 1, 2011, and maintain the current schedule of assessment rates. At least semi-annually, the FDIC will update its loss and income projections for the DIF and, if needed, increase or decrease assessment rates. The FDIC has proposed additional rules to change the deposit insurance assessment system.

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

In addition, the appropriate regulatory authorities are authorized to prohibit banks and bank holding companies from paying dividends if, in their opinion, such payment constitutes an unsafe or unsound banking practice.

Capital Adequacy—The federal and state bank regulatory agencies use capital adequacy guidelines in their examination and regulation of bank holding companies and banks. If capital falls below the minimum levels established by these guidelines, a holding company or a bank may be denied approval to acquire or establish additional banks or non-bank businesses or to open new facilities.

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

Tier 1 capital for banks includes common shareholders’ equity, qualifying perpetual preferred stock (up to 25% of total Tier 1 capital, if cumulative; under a Federal Reserve rule, redeemable perpetual preferred stock may not be counted as Tier 1 capital unless the redemption is subject to the prior approval of the Federal Reserve) and minority interests in equity accounts of consolidated subsidiaries, less intangibles. Tier 2 capital includes: (i) the allowance for loan losses of up to 1.25% of risk-weighted assets; (ii) any qualifying perpetual preferred stock which exceeds the amount which may be included in Tier 1 capital; (iii) hybrid capital instruments; (iv) perpetual debt; (v) mandatory convertible securities and (vi) subordinated debt and intermediate term preferred stock of up to 50% of Tier 1 capital. Total capital is the sum of Tier 1 and Tier 2 capital less reciprocal holdings of other banking organizations, capital instruments and investments in unconsolidated subsidiaries.

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

Conservatorship and Receivership of Institutions—If an insured depository institution becomes insolvent and the FDIC is appointed its conservator or receiver, the FDIC may, under federal law, disaffirm or repudiate any contract to which such institution is a party, if the FDIC determines that performance of the contract would be burdensome, and that disaffirmance or repudiation of the contract would promote the orderly administration of the institution’s affairs. Such disaffirmance or repudiation would result in a claim by its holder against the receivership or conservatorship. The amount paid upon such claim would depend upon, among other factors, the amount of receivership assets available for the payment of such claim and its priority relative to the priority of others. In addition, the FDIC as conservator or receiver may enforce most contracts entered into by the institution notwithstanding any provision providing for termination, default, acceleration, or exercise of rights upon or solely by reason of insolvency of the institution, appointment of a conservator or receiver for the institution, or exercise of rights or powers by a conservator or receiver for the institution. The FDIC as conservator or receiver also may transfer any asset or liability of the institution without obtaining any approval or consent of the institution’s shareholders or creditors. The FDIA provides that, in the event of the “liquidation or other resolution” of an insured depository institution, the claims of depositors of the institution, including the claims of the FDIC as subrogee of insured depositors, and certain claims for administrative expenses of the FDIC as a receiver, will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non-deposit creditors, including the parent bank holding company, with respect to any extensions of credit they have made to such insured depository institution.

Bank Holding Company Structure—As a bank holding company, the Company is registered with and subject to regulation by the Federal Reserve Board (FRB) under the Bank Holding Company Act of 1956, as amended, or the BHCA. Under FRB policy, a bank holding company is expected to serve as a source of financial and managerial strength to its subsidiary bank and, under appropriate circumstances, to commit resources to support such subsidiary bank. This support may be required at a time when the Company may not have the resources to, or would choose not to, provide it. Certain loans by a bank holding company to a subsidiary bank are subordinate in right of payment to deposits in, and certain other indebtedness of, the subsidiary bank. In addition, federal law provides that in the event of its bankruptcy, any commitment by a bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

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

The Sarbanes-Oxley Act (“Sarbanes-Oxley” or “Act”) of 2002 implemented legislative reforms intended to address corporate and accounting fraud. Sarbanes-Oxley applies to publicly reporting companies including PremierWest Bancorp. The legislation established the Public Company Accounting Oversight Board whose duties include the registering of public accounting firms and the establishment of standards for auditing, quality control, ethics and independence relating to the preparation of public company audit reports by registered accounting firms. The Act includes numerous provisions, but in particular, Section 404 that requires PremierWest Bancorp’s Management, to assess the adequacy and effectiveness of its internal controls over financial reporting. As of December 31, 2010, Management believes the Company is in full compliance with the requirements and provisions of Sarbanes-Oxley.

Section 613 of the Dodd-Frank Act eliminates interstate branching restrictions that were implemented as part of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, and removes many restrictions on de novo interstate branching by national and state-chartered banks. The FDIC and the OCC now have authority to approve applications by insured state nonmember banks and national banks, respectively, to establish de novo branches in states other than the bank’s home state if “the law of the State in which the branch is located, or is to be located, would permit establishment of the branch, if the bank were a State bank chartered by such State.”

Executive Compensation and Corporate Governance. Dodd-Frank includes several corporate governance and executive compensation provisions that apply to public companies generally. The SEC must issue rules requiring exchanges to prohibit the listing of a company’s securities if its board does not have a compensation committee composed entirely of independent directors. Dodd-Frank requires compensation committees to consider factors that might affect the independence of advisors such as compensation consultants and attorneys. At least once every three years, companies are required to provide shareholders with an advisory vote on executive compensation. At least once every six years, shareholders must be provided a separate advisory vote on whether the say-on-pay vote should occur—every one, two or three years. Dodd-Frank requires the SEC to adopt rules requiring disclosure in a company’s annual proxy statement of the relationship between executive compensation actually paid and the financial performance of the company, taking into account any change in the value of the shares of stock and dividends of the company and any distributions. Dodd-Frank mandates exchanges to adopt listing standards requiring that listed companies develop and implement a claw back policy for accounting restatements. This provision is broader than a similar provision contained in Section 304 of the Sarbanes-Oxley Act in that it covers all current and former executive officers and not only the CEO and CFO; does not require that the restatement results from misconduct and the look-back period is three years instead of one year; and requires companies to adopt and disclose a specific claw back policy.

On June 21, 2010, federal banking regulators issued final joint agency guidance on Sound Incentive Compensation Policies. This guidance applies to executive and non-executive incentive compensation plans administered by banks. The guidance says that incentive compensation programs must:

•	Provide employees incentives that appropriately balance risk and reward;

•	Compensation should be commensurate with risk- if two activities produce same profit but one carries more risk, the incentive should be lower for the riskier activity;

•	Plans that provide awards based on company-wide performance are not likely to create unbalanced risk-taking incentives except, perhaps for senior executives;

•	Make sure actual payouts reflect adverse outcomes;

•	Consider deferred payouts, judgmental adjustments and longer performance periods to balance short term results against risks that materialize over time.

•	Be compatible with effective controls and risk- management;

•	The bank should have strong controls for designing, implementing and monitoring incentive plans;

•	Create and maintain documentation to support meaningful audits;

•	Include appropriate personnel, including risk-management personnel in the design process;

•	Risk management and control personnel should have appropriate skills, be sufficiently compensated to attract and retain them and be free of conflicts of interest;

•	Monitor performance of incentive compensation plans and make adjustments.

•	Be supported by strong corporate governance, including active and effective oversight by the board;

•	The board should approve incentive compensation arrangements for senior executives;

•	The board should regularly review the design and function of incentive plans;

•	The board should keep abreast of emerging practices and choose those that fit the company;

•	The board should have sufficient expertise and resources to carry out its oversight function;

•	Incentive compensation arrangements should be disclosed to shareholders.

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations. The findings of the supervisory initiatives will be included in reports of examination and any deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

The FDIC has indicated that it may incorporate a compensation-related risk element in determining levels of deposit insurance assessments. The Federal Reserve, OCC and FDIC recently proposed rules to implement Section 956 of the Dodd-Frank Act, which requires that the agencies prohibit incentive-based payment arrangements that the agencies determine encourage inappropriate risks by providing excessive compensation or that could lead to a material financial loss.

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

Risks Related to Our Company

We may be required to raise additional capital, but that capital may not be available when it is needed, or it may only be available on unfavorable terms.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. The proceeds of our 2010 rights offering returned our Bank capital levels to published “Well-Capitalized” levels, including exceeding the 10.0% risk-based capital level. We are, however, subject to a Consent Order that requires higher capital levels, including a 10.0% leverage ratio. Our Bank leverage ratio as of December 31, 2010, was 8.85%.

We may need to raise additional capital to maintain or improve our capital position or to comply with regulatory requirements and support our operations. In addition, future losses could reduce our capital levels. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we may not be able to raise additional capital, if needed, on terms acceptable to us. If we cannot raise additional capital when needed, our financial condition and our ability to support our operations could be materially impaired. We could be required to take other actions to improve capital ratios including reducing asset levels or shifting asset types to assets with lower risk-weightings, which could reduce our ability to generate revenues and adversely affect our financial condition.

We are subject to formal regulatory agreements with the FDIC, DCBS and Federal Reserve.

In light of the current challenging operating environment, along with our elevated level of non-performing assets, delinquencies and adversely classified assets, we are subject to increased regulatory scrutiny, including a Consent Order with the FDIC and DCBS dated effective April 6, 2010, and a Written Agreement with the Federal Reserve and DCBS dated effective June 4, 2010. The Consent Order requires us to take steps to strengthen the Bank and to refrain from undertaking certain activities. We have limitations on our lending activities and on the rates paid by the Bank to attract retail deposits in its local markets. We are required to reduce our levels of non-performing assets within specified time frames, which could result in less than ideal pricing on the sale of assets. We are restricted from paying dividends from the Bank to the Holding Company during the life of the Consent Order, which restricts our ability to issue preferred stock dividends and make junior subordinated debenture interest payments. The added costs of compliance with additional regulatory requirements could have an adverse effect on our financial condition and earnings. Our ability to grow is constrained by the Consent Order and Written Agreement and we will be unable to expand our operations until we achieve material compliance with the regulatory agreements. The requirements and restrictions of the Consent Order and the Written Agreement are judicially enforceable and the failure of the Company or the Bank to comply with such requirements and restrictions may subject the Company and the Bank to additional regulatory restrictions including: the imposition of civil monetary penalties; the issuance of directives to increase capital or enter into a strategic transaction, whether by merger or otherwise, with a third party; the appointment of a conservator or receiver for the Bank; the liquidation or other closure of the Bank and inability of the Company to continue as a going concern; the termination of insurance of deposits; the issuance of removal and prohibition orders against institution-affiliated parties; and the enforcement of such actions through injunctions or restraining orders. Generally, these enforcement actions will be lifted only after subsequent examinations substantiate complete correction of the underlying issues.

The negative impact of the current economic recession has been particularly acute in our primary market areas of southern and central Oregon and in northern California.

Our operations are geographically concentrated in southern and central Oregon and northern California and our business is sensitive to regional business conditions. Substantially all of our loans are to businesses and individuals in our primary market areas. Our customers are directly and indirectly dependent upon the economies of these areas and upon the timber and tourism industries, which are significant employers and revenue sources in our markets – economic factors that affect these industries will have a disproportionately negative impact on our region and our customers. All geographic regions in which we operate have seen precipitous declines in property values. The State of Oregon suffers from one of the nation’s highest unemployment rates and major employers have implemented substantial layoffs or scaled back growth plans. The State of California continues to face significant fiscal challenges, the long-term effects of which cannot be predicted. A further deterioration in the economic and business conditions or a prolonged delay in economic recovery in our primary market areas could result in the following consequences that could materially and adversely affect our business: increased loan delinquencies; increased problem assets and foreclosures; reduced demand for our products and services; reduction in cash balances of consumers and businesses resulting in declines in deposits; reduced property values that diminish the value of assets and collateral associated with our loans; and a decrease in capital resulting from charge-offs and losses.

We have continuing losses and continuing volatility in our results of operations.

We reported a net loss applicable to shareholders of $7.5 million for the year ended December 31, 2010. Losses resulted primarily from the high level of nonperforming assets and the related reduction in interest income and increased provision for loan losses. We can provide no assurance that we will not have continuing losses in our operations.

We are required to reduce levels of nonperforming assets under our Consent Order.

We are required to improve our financial condition by reducing nonperforming assets. We may seek to sell assets, but market conditions for the sale of assets may not be favorable and we may not be able to lower nonperforming asset levels sufficiently to meet the requirements of the Consent Order or to maintain existing capital levels. If other banks are also required to improve capital levels and choose to sell assets, or if the FDIC sells assets in its position as receiver for a failed bank in our market area, asset pricing could be unfavorable. The sale of nonperforming assets could reduce capital levels and delay compliance with the Consent Order.

We have high levels of nonperforming assets which negatively affect our results of operations.

Our nonperforming assets adversely affect our net income in various ways. Until economic and market conditions improve, we expect to continue to incur additional losses relating to nonperforming loans. We do not record interest income on non-accrual loans, thereby adversely affecting our income, and increasing loan administration costs. When we receive collateral through foreclosures and similar proceedings, we are required to mark the related loan to the then fair market value of the collateral, which may result in a loss. An increase in the level of nonperforming assets also increases our risk profile and may impact the capital levels our regulators believe are appropriate in light of such risks. Decreases in the value of problem assets, the underlying collateral, or in the borrowers’ performance or financial condition, could adversely affect our business, results of operations and financial condition. In addition, the resolution of nonperforming assets requires significant commitments of time from management and staff, which can be detrimental to performance of their other responsibilities. We could experience further increases in nonperforming loans in the future.

The Consent Order limits the types of funding sources on which we may rely and may have a negative impact on our liquidity.

We cannot accept, renew or roll over any brokered deposits, and are required to submit a plan that eliminates our reliance on brokered deposits. In addition, certain interest-rate limits apply to our brokered and solicited deposits. The reduction in the level of brokered deposits, even according to their regular maturity dates, may have a negative impact on our liquidity. Our financial flexibility could be severely constrained if we are unable to obtain brokered deposits or renew wholesale funding or if adequate financing is not available in the future at acceptable rates of interest. We may not have sufficient liquidity to continue to fund new loan originations, and we may need to liquidate loans or other assets unexpectedly in order to repay obligations as they mature. Furthermore, we are now required to provide a higher level of collateral for any funds that we borrow from the Federal Reserve, and we may be required to provide additional collateral to our other funding sources as well. Any additional collateral requirements or limitations on our ability to access additional funding sources are expected to have a negative impact on our liquidity.

We are subject to restrictions on our ability to declare or pay dividends on and repurchase shares of our common stock.

Our ability to pay dividends, and the Bank’s ability to pay dividends to us, is limited by regulatory restrictions and the need to maintain sufficient capital. In the second quarter of 2009, we suspended payment of dividends on our common stock in order to conserve capital. We are subject to formal regulatory restrictions that will continue to prohibit us from declaring or paying any dividend without prior approval of banking regulators. Although we can seek to obtain waiver of such prohibition, we would not expect to be granted such waiver or to be released from this obligation until our financial performance improves significantly. Therefore, we may not be able to resume payments of dividends in the future.

Under the terms of our agreements with the U.S. Treasury in connection with the sale of our Series B Preferred Stock, we are unable to declare dividend payments on common, junior preferred or pari passu preferred shares if we are in arrears on the dividends on the Series B Preferred Stock. We suspended further dividend payments on the Series B Preferred Stock in the fourth quarter of 2009 in order to conserve capital. If dividends on the Series B Preferred Stock are not paid in full for six dividend periods, whether or not consecutive, the holders of the Series B Preferred Stock will have the right to elect two directors. Such right to elect directors will end when full dividends have been paid for four consecutive dividend periods. We also announced that we would defer, as permitted under the terms of indentures, interest payments on junior subordinated debentures issued in connection with trust preferred securities. We are permitted to defer such interest payments for up to 20 consecutive quarters, but during a deferral period we are prohibited from making dividend payments on our capital stock.

Further, if we become current on our Series B Preferred Stock dividends and junior subordinated debenture payments, we cannot increase dividends on our common stock above $0.57 per share per quarter without the U.S. Treasury’s approval or redemption or transfer of the Series B Preferred Stock.

We are subject to executive compensation restrictions because of our participation in the U.S. Treasury’s TARP Capital Purchase Program.

We are subject to TARP rules and standards governing executive compensation, which generally apply to our Chief Executive Officer, Chief Financial Officer and the three next most highly compensated senior executive officers and, with amendments to the rules in 2009, apply to a number of other employees. The standards include (i) a requirement to recover any bonus payment to senior executive officers or certain other employees if payment was based on materially inaccurate financial statements or performance metric criteria; (ii) a prohibition on making any golden parachute payments to senior executive officers and certain other employees; (iii) a prohibition on paying or accruing any bonus payment to certain employees, with narrow exceptions for grants of long-term restricted stock; (iv) a prohibition on maintaining any plan for senior executive officers that encourages such officers to take unnecessary and excessive risks that threaten the Company’s value; (v) a prohibition on maintaining any employee compensation plan that encourages the manipulation of reported earnings to enhance the compensation of any employee; and (vi) a prohibition on providing tax gross-ups to senior executive officers and certain other employees. These restrictions and standards could limit our ability to recruit and retain executives.

Our business is heavily regulated and the creation of additional regulations may negatively affect our operations.

We are subject to government regulation that could limit or restrict our activities, which in turn could adversely impact our operations. The financial services industry is regulated extensively. Federal and state regulations are designed primarily to protect the deposit insurance funds and consumers, and not to benefit shareholders. These regulations can sometimes impose significant limitations on our operations as well as result in higher operating costs. In addition, these regulations are constantly evolving and may change significantly over time. Significant new regulation or changes in existing regulations or repeal of existing laws may affect our results materially. Further, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects credit conditions and interest rates that impact the Company.

We could experience credit losses if new federal or state legislation, or regulatory changes, are implemented to protect customers by reducing the amount that the Bank’s borrowers are otherwise contractually required to pay under existing loan contracts or by limiting the Bank’s ability to foreclose on property or other collateral or makes foreclosure less economically feasible.

Our earnings depend to a large extent upon the ability of our borrowers to repay their loans, and our inability to manage credit risk would negatively affect our business.

We will suffer losses if a significant number of our borrowers, guarantors and related parties fail to perform in accordance with the terms of their loans. We have adopted underwriting and credit monitoring procedures and a credit policy, including the establishment and review of the allowance for loan losses that our management believes are appropriate to minimize this risk by assessing the likelihood of non-performance, tracking loan performance and diversifying our credit portfolio. These policies and procedures, however, involve subjective judgments and may not prevent unexpected losses that could materially affect our results of operations. Moreover, bank regulators frequently monitor loan loss allowances. If regulators were to determine that the allowance was inadequate, they may require us to increase the allowance, which also would adversely impact our financial condition.

Approximately 78% of our gross loan portfolio is secured by real estate, the majority of which is commercial real estate and continued market deterioration could lead to losses.

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

Our earnings depend upon the spread between the interest rate we receive on loans and securities and the interest rates we pay on deposits and borrowings. We are impacted by changing interest rates. Changes in interest rates affect the demand for new loans, the credit profile of existing loans, the rates received on loans and securities and rates paid on deposits and borrowings. The relationship between the rates received on loans and securities and the rates paid on deposits and borrowings is known as interest rate spread. Given our current volume and mix of interest-bearing liabilities and interest-earning assets, our interest rate spread could be expected to increase during times of rising interest rates and, conversely, to decline during times of falling interest rates. Exposure to interest rate risk is managed by adjusting the re-pricing frequency of PremierWest Bank’s rate-sensitive assets and rate-sensitive liabilities over any given period. Significant fluctuations in interest rates may have an adverse effect on our business, financial condition and results of operations.

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

The Company has the ability to borrow from FHLB of Seattle to provide a source of wholesale funding for immediate liquidity and borrowing needs. Changes or disruptions to the FHLB of Seattle or the FHLB system in general, may materially impair the Company’s ability to meet its growth plans or to meet short and long term liquidity demands. The Federal Housing Finance Agency reaffirmed FHLB of Seattle’s “undercapitalized” classification at December 31, 2010. The FHLB of Seattle cannot pay a dividend on their common stock and it cannot repurchase or redeem common stock. While the FHLB of Seattle has announced it does not anticipate that additional capital is immediately necessary, and believes that its capital level is adequate to support realized losses in the future, the FHLB of Seattle could require its members, including the Company, to contribute additional capital in order to return the FHLB of Seattle to compliance with capital guidelines.

The financial services industry is highly competitive.

Competition may adversely affect our performance. The financial services industry is highly competitive due to changes in regulation that permit more non-bank companies to offer financial services, technological advances that expand the ability of our competitors to reach our customers and offer products through the internet, and the accelerating pace of consolidation among financial services providers including due to bank failures. Credit unions, as a result of exemptions from federal corporate income tax and regulatory requirements facing banks that reduce operating costs, are able to offer certain products to our current and targeted customers at more competitive rates. We face competition both in attracting deposits and in originating loans and providing transactional services.

Our ability to pay dividends, repurchase shares or repay indebtedness depends primarily upon the results of operations of PremierWest Bank.

We are a separate, distinct legal entity from the Bank and receive substantially all of our revenue from dividends from the Bank. Our inability to receive dividends from the Bank adversely affects our financial condition. The Bank’s ability to pay dividends is primarily dependent on net interest income, which is the income that remains after deducting from total income generated by earning assets the expense attributable to the acquisition of the funds required to support earnings assets, the general level of interest rates, the dynamics of changes in interest rates and the levels of nonperforming loans.

Various statutory and regulatory provisions restrict the amount of dividends the Bank can pay to us without regulatory approval and the Bank is currently restricted from paying dividends without prior regulatory approval until its condition improves. In addition the Bank may not pay cash dividends if that payment could reduce the amount of its capital below that necessary to meet the “adequately capitalized” level in accordance with regulatory capital requirements. It is also possible that, depending on the financial condition of the Bank and other factors, regulatory authorities could assert that payment of dividends or other payments by the Bank, including payments to the Company, is an unsafe and unsound practice. Under Oregon law, the amount of a dividend from the Bank may not be greater than net unreserved retained earnings, after first deducting to the extent not already charged against earnings or reflected in a reserve, all bad debts, which are debts on which interest is unpaid and past due at least six months unless the debt is fully secured and in the process of collection; all other assets charged-off as required by the DCBS or state or federal examiner; and all accrued expenses, interest and taxes.

Compliance with the recently enacted financial reform legislation may increase our costs of operations and adversely impact our earnings.

Dodd-Frank will change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. Dodd-Frank requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting and implementing rules and regulations, and consequently, many of the details and much of the impact of Dodd-Frank may not be known for many months or years. Significant changes will include:

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

Difficult market conditions have adversely affected our industry.

Dramatic declines in the housing market over the past three years, with falling home prices and increasing foreclosures and unemployment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities. These write-downs have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets has adversely affected our business, financial condition and results of operations. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial services industry. In particular, we may face the following risks in connection with these events:

•

We face increased regulation of our industry, as a result of Dodd-Frank, EESA and the American Recovery and Reinvestment Act of 2009 (“ARRA”). Compliance will increase our costs and limit our ability to pursue business opportunities.

•	Government stimulus packages and other responses to the financial crises may not stabilize the economy or financial system.

•

Our ability to assess the creditworthiness of our customers may be impaired if the models and approaches we use to select, manage, and underwrite our customers become less predictive of future behaviors.

•

The process we use to estimate losses inherent in its credit exposure requires difficult, subjective, and complex judgments, including forecasts of economic conditions and how these economic predictions might impair the ability of the Bank’s borrowers to repay their loans. These may no longer be capable of accurate estimation which may, in turn, impact the reliability of the process.

•

We will be required to pay significantly higher Federal Deposit Insurance Corporation premiums because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.

•	There may be continued downward pressure on our stock price due to such conditions.

•	Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions and government sponsored entities.

•	We may face new competitive forces due to intensified consolidation of the financial services industry.

If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital, on our business, our financial condition and results of operations.

We rely on technology to deliver products and services and interact with our customers.

We face operational risks as we depend on internal and outsourced technology to support all aspects of our business operations. Interruption or failure of these systems creates a risk of loss of customer confidence if technology fails to work as expected and risk of regulatory scrutiny if security breaches occur. Risk management programs are expensive to maintain and will not protect the company from all risks associated with maintaining the security of customer information, proprietary data, external and internal intrusions, disaster recovery and failures in the controls used by vendors.

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

The value of securities in our investment securities portfolio may be negatively affected by disruptions in securities markets.

Market conditions may negatively affect the value of securities. There can be no assurance that the declines in market value associated with these disruptions will not result in other-than-temporary impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels.

Our deposit insurance premium could be substantially higher in the future.

The FDIC insures deposits at the Bank and other financial institutions. The FDIC charges insured financial institutions premiums to maintain the Deposit Insurance Fund at a certain level. Current economic conditions have caused bank failures and expectations for additional bank failures, in which case the FDIC, through the Deposit Insurance Fund, ensures payments of customer deposits at failed banks up to insured limits. In addition, deposit insurance limits on customer deposit accounts have generally increased to $250,000 from $100,000. These developments will cause the premiums assessed by the FDIC to increase and may materially increase our noninterest expense. An increase in the risk category of the Bank will also cause our premiums to increase. Whether through adjustments to base deposit insurance assessment rates, significant special assessments or emergency assessments under the TLGP, increased deposit insurance premiums could have a material adverse effect on our earnings.

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

As of December 31, 2010, the Company conducted business through 55 offices including the operations of PremierWest Bank, PremierWest Bank’s mortgage division, and also PremierWest Bank’s two subsidiaries – Premier Finance Company and PremierWest Investment Services, Inc. The 55 offices included 44 full service bank branches and 11 other office locations.

PremierWest Bank’s 44 full service branch facilities are located in Oregon and California and more specifically broken down as follows: 23 branches are located in Jackson (10), Josephine (2), Deschutes (2), Douglas (7) and Klamath (2) counties of Oregon and 21 branches located in Siskiyou (8), Shasta (3), Butte (1), Tehama (2), Yolo (2), Nevada (1), and Sacramento (4) counties of California. Of the 44 branch locations, 30 are owned by PremierWest Bank, 14 are leased, and two locations involve long-term land leases where the Bank owns the building.

The Company’s 11 other locations house administrative and subsidiary operations. These facilities include one campus located in Medford, Oregon with two owned buildings housing the Company’s administrative head office, operations and data processing facilities; two owned administrative facilities—one in Redding, California housing regional administration, our Premier Finance Company subsidiary, and one in Red Bluff, California housing PremierWest Bank administrative functions; one leased location in Bend, Oregon; three leased locations housing stand-alone Premier Finance Company offices in Portland, Eugene, and Roseburg, Oregon; and, three buildings and two owned locations in Medford, Oregon occupied by a Premier Finance Company office and the Bank’s consumer lending group. The Company also leases a storage warehouse in Medford, Oregon.

In addition, to the above, three Premier Finance Company offices are housed within PremierWest Bank full service branch offices, as are various employees of PremierWest Investment Services, Inc., and the Bank’s mortgage division.

The Premier Finance Company office is Roseburg was temporarily leasing office space during building renovations and has now relocated back to the branch building.

The annual rent expense on leased properties was $1.2 million, $1.1 million, and $1.0 million in 2010, 2009 and 2008, respectively.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, in the normal course of business, PremierWest is party to various legal actions. Management is unaware of any existing legal actions against the Company or its subsidiaries that would have a materially adverse impact on our business, financial condition or results of operations.

ITEM 4.	(REMOVED AND RESERVED).

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PremierWest common stock is quoted on the NASDAQ Capital Market (“NASDAQ”) under the symbol “PRWT”. From February 11, 2011 through March 10, 2011, the symbol converted to “PRWTD” as a result of our reverse stock split. The common stock is registered under the Securities Exchange Act of 1934. The table below sets forth the high and low sales prices of PremierWest common stock as reported on NASDAQ. This information has been adjusted to reflect previous stock dividends paid in 2009 and the 1-for-10 reverse stock split that was effective February 10, 2011 – see Note 26. No stock dividend was paid in 2010 or 2008. Bid quotations reflect inter-dealer prices, without adjustment for mark-ups, mark-downs, or commissions and may not necessarily represent actual transactions. On February 25, 2011, the Company had 10,034,491 shares of common stock issued and outstanding, which were held by approximately 834 shareholders of record, a number which does not include approximately 3,300 beneficial owners who hold shares in “street name.” As of March 10, 2011, the most recent date prior to the date of this report, the closing price of the common stock was $2.51 per share.

	2010			2009			2008
	Closing Market Price		Cash Dividends Declared	Closing Market Price		Cash Dividends Declared	Closing Market Price		Cash Dividends Declared
	High	Low		High	‘		High	Low
1st Quarter	$16.30	$4.50	$—	$67.00	$26.20	$0.10	$115.50	$96.20	$0.60
2nd Quarter	$13.80	$3.90	$—	$46.70	$33.50	$—	$104.00	$58.40	$0.60
3rd Quarter	$5.60	$3.40	$—	$36.70	$27.10	$—	$101.00	$51.00	$0.60
4th Quarter	$5.50	$3.10	$—	$27.00	$13.00	$—	$83.80	$51.50	$—

The timing and amount of any future dividends PremierWest might pay will be determined by its Board of Directors and will depend on earnings, cash requirements and the financial condition of PremierWest and its subsidiaries, applicable government regulations and other factors deemed relevant by the Board of Directors. Beginning in the second quarter of 2009, the Company announced cessation of dividends. See Item 1 – Dividends. For a discussion of restrictions on dividend payments, please refer to Part I, Item 1 and the Risk Factors in this Form 10-K.

There were no repurchases of common stock by the Company during 2010.

The following table provides information about the number of outstanding options, the associated weighted average price and the number of options available for issuance as of December 31, 2010:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	85,376	$91.33	128,636
Equity compensation plans not approved by security holders	—	—	—

Total	85,376	$91.33	128,636

Performance Graph

The following graph, which is furnished not filed, shows the cumulative total return for our common stock compared to the cumulative total returns for the SNL NASDAQ Bank index and the NASDAQ Composite index. All values were gathered by SNL Financial LLC from sources deemed to be reliable. The comparison assumes that $100 was invested on December 31, 2005 in PremierWest Bancorp common stock and in each of the comparative indexes. The cumulative total return on each investment is as of December 31 for each of the subsequent five years and assumes the reinvestment of all cash dividends and the retention of all stock dividends. PremierWest Bancorp’s five-year cumulative total return was -97.05% compared to -31.66% and 25.91% for the SNL NASDAQ Bank and NASDAQ Composite indexes, respectively.

		Period Ending
Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
PremierWest Bancorp	100.00	120.50	91.77	55.16	12.32	2.95
NASDAQ Bank	100.00	113.82	91.16	71.52	59.87	68.34
NASDAQ Composite	100.00	110.39	122.15	73.32	106.57	125.91

ITEM 6.	SELECTED FINANCIAL DATA

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

Premier West Bancorp

Historical Financial Data

(Dollars in thousands except per share data)	Years Ended December 31,
	2010	2009	2008	2007	2006
Operating Results
Total interest income	$69,014	$77,915	$88,936	$82,400	$73,212
Total interest expense	13,074	19,968	28,573	27,216	19,104

Net interest income	55,940	57,947	60,363	55,184	54,108
Provision for loan losses	10,050	88,031	36,500	686	800
Non-interest income	11,299	11,052	10,234	8,880	7,741
Non-interest expense	62,014	129,722	47,129	38,973	37,415

Income (loss) before provision for income taxes	(4,825)	(148,754)	(13,032)	24,405	23,634
Provision (benefit) for income taxes	134	(2,282)	(5,493)	9,303	8,986

Net income (loss)	(4,959)	(146,472)	(7,539)	15,102	14,648
Preferred stock dividends and discount accretion	2,533	2,171	275	275	275

Net income (loss) available to common shareholders	$(7,492)	$(148,643)	$(7,814)	$14,827	$14,373

Per Share Data (1)
Basic earnings (loss) per common share (1)	$(0.90)	$(60.07)	$(3.36)	$8.30	$8.10
Diluted earnings (loss) per common share (1)	$(0.90)	$(60.07)	$(3.36)	$7.80	$7.50
Dividends declared per common share (1)	$—	$0.10	$1.80	$1.70	$1.00
Ratio of dividends declared to net income (loss)	0.00%	-0.16%	-53.48%	19.14%	11.07%

Financial Ratios
Return on average common equity	-13.69%	-93.07%	-4.41%	13.05%	14.25%
Return on average assets	-0.51%	-9.29%	-0.54%	1.38%	1.49%
Efficiency ratio (2)	92.23%	188.01%	66.76%	60.83%	60.49%
Net interest margin (3)	4.07%	4.10%	4.68%	5.72%	6.25%

Balance Sheet Data at Year End
Gross loans	$978,546	$1,149,027	$1,247,988	$1,025,329	$921,694
Allowance for loan losses	$35,582	$45,903	$17,157	$11,450	$10,877
Allowance as percentage of gross loans	3.64%	3.99%	1.37%	1.12%	1.18%
Total assets	$1,411,220	$1,536,314	$1,475,954	$1,157,961	$1,034,511
Total deposits	$1,266,249	$1,420,762	$1,211,269	$935,315	$879,350
Total equity	$97,008	$71,535	$176,984	$127,675	$116,259

Notes:

(1)	Per share data have been restated for subsequent stock dividends and for 1-for-10 reverse stock split effective February 10, 2011.
(2)	Efficiency ratio is calculated by dividing non-interest expense by the sum of net interest income plus non-interest income.
(3)	Tax adjusted at 40.0% for 2010 and 2009, 34.00% for 2008, 38.25% for 2007, and 38.00% for 2006.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

The following discussion should be read in conjunction with PremierWest’s audited consolidated financial statements and the notes thereto as of December 31, 2010 and 2009, and for each of the three years in the periods ended December 31, 2010, 2009, and 2008, that are included in this report.

PremierWest conducts a general commercial banking business, gathering deposits and applying those funds to the origination of loans for commercial, real estate, and consumer purposes and investments.

PremierWest’s profitability depends primarily on net interest income, which is the difference between interest income generated by interest-earning assets (principally loans and investments) and interest expense incurred on interest-bearing liabilities (principally customer deposits). Net interest income is affected by the difference (the “interest rate spread”) between interest rates earned on interest-earning assets and interest rates paid on interest-bearing liabilities, and by the relative volume of interest-earning assets and interest-bearing liabilities. Financial institutions have traditionally used interest rate spreads as a measure of net interest income. Another indication of an institution’s net interest income is its “net yield on interest-earning assets” or “net interest margin,” which is net interest income divided by average interest-earning assets.

PremierWest’s profitability is also affected by such factors as the level of non-interest income and expenses and the provision for loan loss expense. Non-interest income consists primarily of service charges on deposit accounts and fees generated through PremierWest’s mortgage division and investment services subsidiary. Non-interest expense consists primarily of salaries, commissions and employee benefits, OREO and loan collection expenses, professional fees, equipment expenses, occupancy-related expenses, communications, advertising and other operating expenses.

FINANCIAL HIGHLIGHTS

Net loss available to common shareholders for 2010 was $7.5 million, a 95% decrease from 2009 net loss available to common shareholders of $148.6 million. Our diluted earnings (loss) per share were ($0.90) and ($60.07) for the years ended 2010 and 2009, respectively. The Company booked loan loss provision expense of $10.1 million for 2010 compared to $88.0 million in 2009. Net interest income declined $2.0 million primarily due to interest reversed or lost on loans on non-accrual status and a decline in loans outstanding. Return on average common shareholders’ equity was -13.69% and return on average assets was -0.51% for the year ended December 31, 2010. This compared with a return on average shareholders’ equity of -93.07% and a return on average assets of -9.29% for 2009.

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Net income (loss) available to common shareholders	$(7,492)	$(148,643)	$(7,814)	$14,827	$14,373
Average assets	$1,470,807	$1,600,572	$1,456,722	$1,073,571	$966,786
RETURN ON AVERAGE ASSETS	-0.51%	-9.29%	-0.54%	1.38%	1.49%

Net income (loss) available to common shareholders	$(7,492)	$(148,643)	$(7,814)	$14,827	$14,373
Average common equity	$54,725	$159,717	$177,254	$113,654	$100,864
RETURN ON AVERAGE EQUITY AVAILABLE TO COMMON SHAREHOLDERS	-13.69%	-93.07%	-4.41%	13.05%	14.25%

Cash dividends declared	$—	$236	$4,032	$2,891	$1,621
Net income (loss)	$(4,959)	$(146,472)	$(7,539)	$15,102	$14,648

PAYOUT RATIO	0.00%	-0.16%	-53.48%	19.14%	11.07%
Average stockholders’ equity	$94,486	$194,475	$186,032	$123,244	$110,454
Average assets	$1,470,807	$1,600,572	$1,456,722	$1,073,571	$966,786
AVERAGE EQUITY TO ASSET RATIO	6.42%	12.15%	12.77%	11.48%	11.42%

Gross loans outstanding declined $170.5 million, or 15% in 2010 and totaled $978.5 million at December 31, 2010 compared to $1.15 billion at December 31, 2009. This was the product of the Company’s strategy to reduce the credit risk profile of the loan portfolio by purposefully lowering outstanding balances in certain targeted portfolio segments. In addition, the decline was due to limited demand for loans in the current economic downturn. Loan charge offs experienced by the Bank also contributed to declines in outstanding balances. Over the past year, our allowance for loan loss decreased 22% to $35.6 million totaling 3.64% of outstanding gross loans at December 31, 2010. The provision expense for loan losses was $10.1 million for 2010 compared to $88.0 million in 2009. Management believes that the allowance for loan and lease losses is adequate as of December 31, 2010, based on our assessment of loan portfolio quality and economic conditions.

Total deposits were $1.27 billion at December 31, 2010, a decrease of $154.5 million from $1.42 billion at December 31, 2009. The decrease was primarily a result of Management’s decision to reduce the level of higher-cost time deposits. Non-interest-bearing demand deposits totaled $242.6 million and accounted for 19% of total deposits at year end compared to $256.2 million or 18% of total deposits at December 31, 2009. The Bank continues to aggressively pursue non-interest-bearing deposit relationships from consumers and businesses.

During the second quarter of 2009, federal and state bank regulators initiated their annual regulatory examination and completed the examination during the third quarter of 2009. As a result of the examination and capital levels, in 2010 the Bank became subject to a formal regulatory agreement with the FDIC. Our Board of Directors initiated a rights offering, as discussed in Note 2—Regulatory Agreement, and the formal regulatory agreement required our leverage capital ratio to reach 10.00% by October 3, 2010, a level above the published regulatory minimum for “well-capitalized.” Our Board of Directors approved Management’s recommendations that the following steps be taken to conserve capital:

•	Deferring further dividend payments on the preferred stock issued pursuant to the U.S. Treasury’s Capital Purchase Program; and

•	Deferring further interest payments on the Company’s trust preferred securities.

Due to these and other steps taken to comply with the regulatory agreement, the Bank’s capital ratios as of December 31, 2010, are as follows:

	2010 Actual	2009 Actual	Minimum to be “Adequately Capitalized”		Minimum to be “Well-Capitalized”
Total risk-based capital ratio	12.59%	8.53%	≥	8.00%	≥	10.00%
Tier 1 risk-based capital ratio	11.31%	7.25%	≥	4.00%	≥	6.00%
Leverage ratio	8.85%	5.70%	≥	4.00%	≥	5.00%

No action has been taken to date given the Company’s status of compliance with this requirement.

In addition, the Regulatory Agreement required the Bank to reduce its levels of adversely classified assets as of the 2009 regulatory examination to 100% of Tier 1 Capital plus the Allowance for Loan and Lease Losses (ALLL) as of November 3, 2010 and 70% of Tier 1 Capital plus the ALLL as of April 2, 2011. As of October 31, 2010 the Bank had reduced levels of adversely classified assets to Tier 1 Capital plus ALLL to 120.8%. The Company has kept regulatory authorities informed regarding its progress in complying with this requirement. No action has been taken to date given the Company’s status of compliance with this requirement. As of December 31, 2010 adversely classified assets to Tier 1 Capital plus ALLL was 107.0%.

The Oregon Department of Consumer and Business Services, which supervises banks and bank holding companies through its Division of Finance and Corporate Securities, and the Federal Reserve have policies that encourage banks and bank holding companies to pay dividends from current earnings, and have the general authority to limit the dividends paid by banks and bank holding companies, respectively. We do not expect to be in a position to pay dividends on our common or preferred stock or interest payments on trust preferred securities without regulatory approval or until we are “well-capitalized” and have satisfied conditions in, and been released from, our regulatory agreements with the FDIC, DCBS and FRB.

The Company and Bank are currently subject to regulatory requirements to improve capital ratios, reduce non-performing asset totals, restrict dividend payments, maintain an adequate allowance for loan losses, retain experienced management, limit deposit pricing and use of brokered deposits or other wholesale funding sources. Our inability to comply with any aspect of the agreement could result in additional restrictions and penalties, impact our ability to obtain regulatory approval to effect branch transactions or other corporate activities, have an adverse impact on our ability to continue as a going concern and prolong the time we are under regulatory constraints on growing our business.

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

The allowance for loan losses is established to absorb known and inherent losses attributable to loans outstanding. The adequacy of the allowance is monitored on an ongoing basis and is based on Management’s evaluation of numerous factors. These factors include the quality of the current loan portfolio, the trend in the loan portfolio’s risk ratings, current economic conditions, loan concentrations, loan growth rates, past-due and nonperforming trends, evaluation of specific loss estimates for all significant problem loans, historical charge-off and recovery experience and other pertinent information. As of December 31, 2010, approximately 78% of PremierWest’s gross loan portfolio is secured by real estate. Accordingly, a significant decline in real estate values from current levels in Oregon and California could cause Management to increase the allowance for loan losses and/or experience greater loan charge-offs.

The Company measures and recognizes as compensation expense, the grant date fair market value for all share-based awards. The Company estimates the fair market value of stock-based payment awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model to value its stock options. The Black-Scholes model requires the use of assumptions regarding the risk-free interest rate, the expected dividend yield, the weighted average expected life of the options, and the historical volatility of its stock price.

The Company establishes a deferred tax valuation allowance to reduce the net carrying amount of deferred tax assets if it is determined to be more likely than not that all or some of the deferred tax asset will not be realized. At December 31, 2010, the Company continued to conclude it was more likely than not that the deferred tax asset would not be realized, and the valuation allowance reduced the deferred tax asset to zero. The determination of our ability to fully utilize our deferred tax assets requires significant judgment, the use of estimates and the interpretation of complex tax laws. As such, we have written them down to the net realizable value. Prospectively, as the Company continues to evaluate available evidence, including the depth of the current economic downturn and its implications on its operating results, it is possible that the Company may deem some or all of its deferred income tax assets to be realizable.

In July 2009, the Company acquired two Wachovia Bank branches in Northern California. This acquisition included a core deposit intangible asset representing the value ascribed to the long-term deposit relationships acquired and a negative CD premium as a result of the current all-in cost of the CD portfolio being well above the cost of similar funding. The core deposit intangible asset is being amortized over an estimated weighted average useful life of 7.4 years. The negative CD premium was fully amortized at December 31, 2010.

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

	Years Ended December 31,
	2010			2009			2008
	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates
(Dollars in thousands)
Interest-earning assets:
Loans (1) (2)	$1,083,574	$63,882	5.90%	$1,221,842	$75,078	6.14%	$1,255,203	$87,756	6.99%
Investment securities:
Taxable securities	173,269	4,814	2.78%	86,352	2,422	2.80%	33,144	1,128	3.40%
Nontaxable securities (3)	5,349	328	6.13%	3,647	232	6.36%	3,487	227	6.50%
Temporary investments	118,222	309	0.26%	106,188	462	0.44%	2,802	71	2.53%

Total interest-earning assets	1,380,414	69,333	5.02%	1,418,029	78,194	5.51%	1,294,636	89,182	6.89%
Cash and due from banks	27,521			30,992			33,655
Allowance for loan losses	(44,966)			(37,795)			(20,474)
Other assets	107,838			189,346			148,905

Total assets	$1,470,807			$1,600,572			$1,456,722

Interest-bearing liabilities:
Interest-bearing checking and savings accounts	$487,182	2,372	0.49%	$480,760	4,245	0.88%	$427,646	6,912	1.62%
Time deposits	590,701	9,599	1.63%	629,742	13,896	2.21%	545,329	19,432	3.56%
Other borrowings	30,953	1,103	3.56%	35,737	1,827	5.11%	48,258	2,229	4.62%

Total interest-bearing liabilities	1,108,836	13,074	1.18%	1,146,239	19,968	1.74%	1,021,233	28,573	2.80%
Noninterest-bearing deposits	251,670			245,829			231,710
Other liabilities	15,815			14,029			17,725

Total liabilities	1,376,321			1,406,097			1,270,668
Shareholders’ equity	94,486			194,475			186,054

Total liabilities and shareholders’ equity	$1,470,807			$1,600,572			$1,456,722

Net interest income (3)		$56,259			$58,226			$60,609

Net interest spread			3.84%			3.77%			4.09%
Average yield on earning assets (2)(3)			5.02%			5.51%			6.89%
Interest expense to earning assets			0.95%			1.41%			2.21%
Net interest income to earning assets (2)(3)			4.08%			4.10%			4.68%
Reconciliation of Non-GAAP measure:
Tax Equivalent Net Interest Income
Net interest income		$55,940			$57,947			$60,363
Tax equivalent adjustment for municipal loan interest		187			186			169
Tax equivalent adjustment for municipal bond interest		132			93			77

Tax equivalent net interest income		$56,259			$58,226			$60,609

Non-GAAP financial mesures have inherent limitations, are not reuired to be uniformly applied, and are not audited.

Management believes that presentation of this non-GAAP measure provides useful information frequently used by shareholders in the evaluation of a company.

Non-GAAP financial measures have limitations as analytical tools and should not be considered in isolation or as a substitute for analyses of results as reported under GAAP.

(1)	Non-accrual loans of approximately $129.5 million for 2010, $98.5 million for 2009, $68.5 million for 2008 are included in the average loan balances.
(2)	Loan interest income includes loan fee income of $263,000, $1.1 million, and $1.9 million for 2010, 2009, and 2008, respectively.
(3)	Tax-exempt income has been adjusted to a tax equivalent basis at a 40% effective rate for 2010 and 2009, and 34% effective rate for 2008. The amount of such adjustment was an addtion to recorded pre-tax income of $319,000, $279,000, and $246,000 for 2010, 2009, and 2008, respectively.

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

Net interest income on a tax equivalent basis, before provisions for loan losses, for the year ended December 31, 2010, was $56.3 million, a decrease of 3% compared to tax equivalent net interest income of $58.2 million in 2009, which was a decrease of 4% compared to tax equivalent net interest income of $60.9 million in 2008. The overall tax-equivalent earning asset yield was 5.02% in 2010 compared to 5.51% in 2009 and 6.89% in 2008. For the years 2010, 2009 and 2008, the cost of interest-bearing liabilities was 1.18%, 1.74%, and 2.80%, respectively.

Total interest-earning assets averaged $1.38 billion for the year ended December 31, 2010, compared to $1.42 million for the corresponding period in 2009. The decrease in earning assets was primarily the result of the decrease in gross loans offset by growth in our investment portfolio.

Interest-bearing liabilities averaged $1.11 billion for the year ended December 31, 2010, compared to $1.15 billion for the same period in 2009. The decrease in interest-bearing liabilities was primarily the result of the reduction in higher-cost time deposits. Interest expense, as a percentage of average earning assets, decreased to 0.95% in 2010, compared to 1.41% in 2009 and 2.21% in 2008.

Average gross loans, which generally carry a higher yield than investment securities and other earning assets, comprised 78% of average earning assets during 2010, compared to 86% in 2009 and 97% in 2008. During the same periods, average yields on loans were 5.9% in 2010, 6.14% in 2009, and 6.99% in 2008. Average investment securities comprised 13% of average earning assets in 2010, which was up from 6% in 2009 and 3% in 2008. Tax equivalent interest yields on investment securities were 1.84% for 2010, 1.59% for 2009, and 3.62% for 2008.

During 2008, the Prime Rate dropped 400 basis points, including a 225 basis point drop in the first four months of 2008 and a 175 basis point drop during the last quarter of the year. The rate has remained constant with no further reductions in 2009 or 2010. As a result, our net interest spread increased by 7 basis points between 2010 and 2009 while declining 32 basis points between 2009 and 2008. From a historical perspective, our balance sheet has been asset sensitive. Accordingly, a declining interest rate environment negatively impacts our net interest income absent increases in earning asset volumes or changes in the mix of earning assets or liabilities.

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

	2010 vs. 2009 Increase (Decrease) Due To			2009 vs. 2008 Increase (Decrease) Due To
			Net			Net
(Dollars in thousands)	Volume	Rate	Change	Volume	Rate	Change
Interest-earning assets:
Loans	$(8,496)	$(2,700)	$(11,196)	$(2,332)	$(10,346)	$(12,678)
Investment securities:
Taxable securities	2,438	(46)	2,392	1,811	(517)	1,294
Nontaxable securities	108	(12)	96	10	(5)	5
Temporary investments	52	(205)	(153)	2,620	(2,229)	391

Total	(5,898)	(2,963)	(8,861)	2,109	(13,097)	(10,988)

Interest-bearing liabilities:
Deposits:
Interest-bearing demand and savings	$56	(1,930)	(1,874)	$858	$(3,525)	$(2,667)
Time deposits	(861)	(3,435)	(4,296)	3,008	(8,545)	(5,537)
Other borrowings	(244)	(479)	(723)	(578)	176	(402)

Total	(1,049)	(5,844)	(6,893)	3,288	(11,894)	(8,606)

Net increase (decrease) in net interest income	$(4,849)	$2,881	$(1,968)	$(1,179)	$(1,203)	$(2,382)

Loan Loss Provision

The loan loss provision represents charges made against earnings to maintain an adequate allowance for loan losses. The allowance is maintained at an amount believed to be sufficient to absorb probable losses in the loan portfolio and has two components: one of which represents estimated loss reserves based on assigned credit risk ratings for our entire loan portfolio, and the other represents specifically established reserves for individually classified loans. PremierWest applies a systematic process for determining the adequacy of the allowance for loan losses, including an internal loan review program and a quarterly analysis of the adequacy of the allowance. The quarterly analysis includes determination of specific potential loss factors on individual classified loans; historical potential loss factors derived from actual net charge-off experience and trends in nonperforming loans; and potential loss factors for other loan portfolio risks such as loan concentrations, the condition of the local economy, and the nature and volume of loans. The allowance for loan losses correlates to Management’s judgment of the credit risk inherent in the loan portfolio. Factors considered in establishing an appropriate allowance include an assessment of the financial condition of the borrower; a determination of the value and adequacy of underlying collateral; the condition of the local economy and the condition of the specific industry of the borrower; a comprehensive analysis of the levels and trends of loan categories; an assessment of pending legal action for collection of loans and related guarantees; and, a review of delinquent and classified loans. Although Management believes the loan loss provision has been sufficient to maintain an adequate allowance for loan losses, there can be no assurance that actual loan losses will not require significant additional charges to operations in the future.

For the year ended December 31, 2010, the loan loss provision totaled $10.1 million compared to $88.0 million for 2009, and $36.5 million for 2008. This represents a decrease of 89% between 2010 and 2009 and an increase of 141% between 2009 and 2008. During 2010, the Bank continued to provide to the allowance for loan losses in response to credit issues experienced with a number of our borrowers. During 2010, there was a $7.3 million increase in OREO due to the continued decline in economic conditions. The decline in economic activity continued to be felt throughout the geographic regions in which we conduct our business. Management has continued to focus additional resources to proactively deal with credit relationships that showed indications of strain, and sought and obtained independent validation of our internal evaluations of real estate collateral dependent loans. Management has progressively enhanced the Company’s loan policies and procedures to adjust to the rapidly evolving economic and credit environment, conducted an ongoing and comprehensive analysis of loan portfolio quality, increased the number of credit administration personnel to oversee the consistent application and adherence to established loan policies and procedures and provided training to all lending personnel. A more detailed review of the allowance for loan losses is presented in the table on page 40.

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

For the years ended December 31, 2010 and December 31, 2009, loan charge-offs exceeded recoveries by $20.4 million and $59.3 million, respectively. A more detailed review of charge-offs and recoveries is presented in the table on page 41.

Non-interest Income

Non-interest income is primarily comprised of service charges on deposit accounts; mortgage origination fees; investment brokerage and annuity fees; other commissions and fees; and other non-interest income including gains on sales of investment securities. During 2010, non-interest income increased from $11.1 million in 2009 to $11.3 million, an increase of $247,000 or 2%. The increase from the previous year was primarily related to a $646,000 increase in gains on sales of securities; a $540,000 gain on death benefit from bank-owned life insurance; other commissions and fees increased $269,000; offset by a decrease in deposit service charge income and mortgage fee income of $1.4 million. Other non-interest income categories increased $192,000.

During 2009, non-interest income increased from $10.2 million in 2008 to $11.1 million, an increase of $900,000 or 9%. The increase from the previous year was primarily related to increases in other fee income.

In general, Management prices the Bank’s deposit accounts at rates competitive with those offered by other commercial banks in its market area. Growth in deposits and deposit fees have been generated by offering competitive deposit products, cultivating strong customer relationships through competitively superior service and cross-selling deposit products to loan customers.

Non-interest Expense

Non-interest expenses consist principally of salaries and employee benefits, occupancy and equipment costs, communication expenses, professional fees, advertising, cost associated with other real estate owned and foreclosed assets, and other expenses.

During 2010, non-interest expense decreased by $67.7 million or 52% from $129.7 million in 2009 to $62.0 million in 2010. The decrease was primarily due to a one-time non-cash goodwill impairment expense of $74.0 million and $828,000 merger related costs in the prior year. This was offset by a $4.7 million or 189% increase in net cost of Other Real Estate Owned (“OREO”) and foreclosed assets; a $1.0 million or 29% increase in FDIC and state assessments; a $783,000 or 57% increase in third-party loan costs; a $586,000 or 26% increase in professional fees; a $401,000 or 48% increase in bank insurance costs; a $390,000 or 97% increase in losses on disposals of premises and equipment associated with the planned consolidation and closure of four branches; and a $160,000 or 1% increase in salaries and employee benefits. Other non-interest expense categories also decreased by $892,000.

During 2009, non-interest expense increased $82.6 million or 175% from $47.1 million in 2008 to $129.7 million in 2009. Increased expenses were primarily driven by the one-time non-cash goodwill impairment expense of $74.9 million. Other increases in non-interest expense included $2.6 million, or 244%, in FDIC and state assessments, $1.5 million, or 6% in salaries and employee benefits, $962,000, or 75%, in professional fees, and $579,000, or 253%, in net OREO expense.

Related Party Transactions

Certain officers and directors (and the companies with which they are associated) are customers of, and have had banking transactions with, the Bank in the ordinary course of business. In addition, the Bank expects to continue to have such banking transactions in the future. All loans, and commitments to lend, to such parties are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. In the opinion of Management, these transactions do not involve more than the normal risk of collectability or present any other unfavorable features.

Provision for Income Taxes

The Company’s effective tax rate was -2.77% and included a $134,000 tax provision in federal and state income taxes for 2010. This compares to effective tax rates of 1.53% for 2009 and 42.15% for 2008. The increase in the effective tax rate is the result of Oregon minimum tax.

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

For the year ended December 31, 2010, our efficiency ratio was 92.23% as compared to 188.01%, and 66.76% in 2009 and 2008, respectively. Our efficiency ratio in 2009 without the goodwill impairment would have been 79.42%.

Generally, lower efficiency ratios reflect greater cost containment; however, the success of PremierWest’s community banking strategy necessitates a balance between expense control and the need to maintain high levels of customer service and effective risk management. Accordingly, PremierWest staffs its branches in a manner to support its high standards for delivering exceptional customer service and maintains the necessary administrative personnel to support the desired customer service while maintaining effective risk management through internal control functions such as credit administration, internal audit and compliance.

FINANCIAL CONDITION

The table below sets forth certain summary balance sheet information for December 31, 2010, 2009 and 2008.

	December 31,			Increase (Decrease) December 31,
	2010	2009	2008	2010 – 2009		2009 – 2008
(Dollars in thousands)
ASSETS
Federal funds sold	$3,085	$69,855	$165	$(66,770)	(95.58)%	$69,690	42236.36%
Investment securities	214,816	162,321	36,404	52,495	32.34%	125,917	345.89%
Restricted equity investments	3,474	3,643	3,643	(169)	(4.64)%	—	0.00%
Loans, net	941,213	1,102,224	1,229,416	(161,011)	(14.61)%	(127,192)	(10.35)%
Other assets (1)	248,632	198,271	206,326	50,361	25.40%	(8,055)	(3.90)%

Total assets	$1,411,220	$1,536,314	$1,475,954	$(125,094)	(8.14)%	$60,360	4.09%

LIABILITIES
Noninterest-bearing deposits	$242,631	$256,167	$228,788	$(13,536)	(5.28)%	$27,379	11.97%
Interest-bearing deposits	1,023,618	1,164,595	982,481	(140,977)	(12.11)%	182,114	18.54%

Total deposits	1,266,249	1,420,762	1,211,269	(154,513)	(10.88)%	209,493	17.30%
Other liabilities (2)	47,963	44,017	87,701	3,946	8.96%	(43,684)	(49.81)%

Total liabilities	1,314,212	1,464,779	1,298,970	(150,567)	(10.28)%	165,809	12.76%
SHAREHOLDERS’ EQUITY	97,008	71,535	176,984	25,473	35.61%	(105,449)	(59.58)%

Total liabilities and share-holder’s equity	$1,411,220	$1,536,314	$1,475,954	$(125,094)	(8.14)%	$60,360	4.09%

(1)	Include cash and due from banks, mortgage loans held-for-sale, property and equipment, accrued interest receivable, goodwill, intangible assets and other assets.
(2)	Includes federal funds purchased, borrowings, accrued interest payable and other liabilities.

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

The following table sets forth the carrying value of PremierWest’s investment portfolio at the dates indicated.

	December 31,
(Dollars in thousands)	2010	2009	2008
Investment securities (available-for sale)
Collateralized mortgage obligations	$132,217	$76,957	$—
Mortgage-backed securities	9,056	4,301	188
U.S. Government and agency securities	36,276	27,794	—
Obligations of states and political subdivisions	6,134	5,885	—

	183,683	114,937	188
Investment securities (held-to-maturity)
Collateralized mortgage obligations	$—	$—	$—
Mortgage-backed securities	4,781	5,807	1799
U.S. Government and agency securities	12,151	28,238	27,496
Obligations of states and political subdivisions	12,201	9,339	2,921

	29,133	43,384	32,216
Investment securities—CRA	2,000	4,000	4,000
Restricted equity securities	3,474	3,643	3,643

Total investment securities	$218,290	$165,964	$40,047

The contractual maturities of investment securities at December 31, 2010, excluding mortgage-related securities, investment securities—CRA and restricted equity securities for which contractual materials are diverse or nonexistent, are shown below. Actual maturities of investment securities could differ from contractual maturities because the borrower, or issuer, may have the right to call or prepay obligations with or without call or prepayment penalties.

	2010			2009			2008
	Amortized Cost	Estimated Fair Value	% Yield (1)	Amortized Cost	Estimated Fair Value	% Yield (1)	Amortized Cost	Estimated Fair Value	% Yield (1)
(Dollars in thousands)
U.S. Government and agency securities:
One year or less	$7,832	$7,832	1.26%	$3,992	$4,035	2.92%	$12,133	$12,309	2.85%
One to five years	40,690	40,973	1.61%	35,907	36,175	2.20%	15,363	15,606	2.85%
Five to ten years	—	—	—	16,000	15,983	3.75%	—	—	—
Obligations of states and political subdivisions:
One year or less	—	—	—	261	261	6.03%	643	642	6.38%
One to five years	3,154	3,192	5.38%	3,542	3,600	4.12%	906	904	5.68%
Five to ten years	5,123	5,067	5.19%	2,775	2,733	4.88%	1,372	1,374	6.81%
Over ten years	9,933	10,072	5.75%	8,805	8,595	5.02%	—	—	—

Total debt securities	66,732	67,136		71,282	71,382		30,417	30,835
Collateralized mortgage obligations	$131,372	$132,217	2.86%	$75,843	$76,957	3.07%	$—	$—
Mortgaged-backed securities	13,804	13,945	3.93%	10,003	10,134	4.32%	1,987	2,039	5.51%
Investment securities—CRA	2,000	2,000	nm	4,000	4,000	nm	4,000	4,000	nm
Restricted equity securities	3,474	3,474	nm	3,643	3,643	nm	3,643	3,643	nm

Total securities	$217,382	$218,772		$164,771	$166,116		$40,047	$40,517

(1)	For the purposes of this schedule, weighted average yields are stated on an approximate tax-equivalent basis at a 40% rate.

nm = non meaningful

During 2010, we purchased $193.5 million in additional securities. This compares to purchases of $190.5 million and $29.6 million in 2009 and 2008, respectively. During 2010, $139.2 million in securities matured, were called, sold or were paid down. This compares to sales, maturities and/or calls of investment securities of $64.8 million in 2009, and $30.1 million in 2008. During 2010, we reported realized gains of $732,000 and $50,000 in 2009. No security sales were reported during 2008.

At December 31, 2010 PremierWest’s investment portfolio had total net unrealized gains of approximately $1.4 million. This compares to net unrealized gains of approximately $1.3 million at December 31, 2009, and $470,000 at December 31, 2008. Unrealized gains and losses reflect the impact on security values from changes in market interest rates and do not represent the amount of actual profits or losses that may be recognized by the Bank. Actual realized gains and losses occur at the time investment securities are sold or called. Because the decline in fair value is attributable to the changes in interest rates and not credit quality, and because the Bank does not intend to sell the securities in this class and it is not likely that the Bank will be required to sell these securities before recovery of their amortized cost bases, which may include holding each security until maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.

Securities may be pledged from time-to-time to secure public deposits, FHLB borrowings, repurchase agreement deposit accounts, or for other purposes as required or permitted by law. At December 31, 2010, securities with a market value of $210.0 million were pledged for such purposes.

As of December 31, 2010, PremierWest also held 15,881 shares of $100 par value Federal Home Loan Bank of Seattle (FHLB) stock, which is a restricted equity security. FHLB stock represents an equity interest in the FHLB, but it does not have a readily determinable market value. The stock can be sold at its par value only, and only to the FHLB or to another member institution. Member institutions are required to maintain a minimum stock investment in the FHLB based on specific percentages of their outstanding mortgages, total assets or FHLB advances. At December 31, 2010 and 2009, the Bank met its minimum required investment in FHLB. In addition to FHLB stock, PremierWest bank holds 13,484 shares of stock in the Federal Home Loan Bank of San Francisco. This stock was acquired pursuant to the acquisition of Stockmans Bank and reflects its required minimum stock investment in Federal Home Loan Bank of San Francisco, which must be maintained for a four-year period. The Company is required to hold FHLB’s stock in order to receive advances and views this investment as long-term. In addition, PremierWest also held 200 shares of $1.00 par value Federal Agricultural Mortgage Corporation stock valued at $8,000 that was acquired with the acquisition of Stockmans Bank.

The Bank also owns stock in Pacific Coast Banker’s Bank (PCBB) with a balance of $529,000 in 2010. This investment is carried at its fair market value at acquisition and is included in restricted equity investments on the balance sheet. PCBB operates under a special purpose charter to provide wholesale correspondent banking services to depository institutions. By statute, 100% of PCBB’s outstanding stock is held by depository institutions that utilize its correspondent banking services.

Loan Portfolio

The most significant asset on our balance sheet in terms of risk and the effect on our earnings is our loan portfolio. On our balance sheet, the term “net loans” refers to total loans outstanding, at their principal balance outstanding, net of the allowance for loan losses, deferred loan fees and deferred concessions. PremierWest’s loan policies and procedures establish the basic guidelines governing our lending operations. Generally, the guidelines address the types of loans that we seek, loan concentrations, our target markets, underwriting and collateral requirements, terms, interest rate and yield considerations, and compliance with laws and regulations. All loans or credit lines are subject to approval procedures and limitations as to amounts. These limitations apply to the borrower’s total outstanding indebtedness to the Bank, including the indebtedness of the borrower in a guarantor capacity. The policies are reviewed and approved by the Board of Directors of PremierWest on a routine basis.

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

The Chief Credit Officer has the authority to approve loans up to a $5 million lending limit as set by the Board of Directors. All loans above the lending limit of the Chief Credit Officer, and up to a $7.5 million lending limit, may be approved jointly by the Chief Credit Officer along with a Credit Committee member. Loans that exceed this limit are subject to the review and approval by the Board’s Credit Committee. Credit Committee approval is required for credit extensions rated substandard or worse. PremierWest’s unsecured legal lending limit was approximately $21.0 million and our real estate secured lending limit was approximately $35.1 million at December 31, 2010.

The following table sets forth the composition of the loan portfolio, as of December 31, 2006 through December 31, 2010:

	Years Ended December 31,
	2010		2009		2008		2007		2006
(Dollars in thousands)	Amount	Percen- tage	Amount	Percen- tage	Amount	Percen- tage	Amount	Percen- tage	Amount	Percen- tage
Commercial	$156,482	15.99%	$209,538	18.24%	$252,377	20.22%	$244,156	23.81%	$219,426	23.81%
Real estate—Construction	123,707	12.64%	211,732	18.43%	280,219	22.45%	268,254	26.16%	259,254	28.13%
Real Estate—Commercial/ Residential	579,493	59.22%	596,007	51.86%	574,677	46.05%	405,663	39.57%	360,372	39.09%
Consumer	80,004	8.18%	86,504	7.53%	89,715	7.19%	75,395	7.35%	53,542	5.81%
Agriculture and other	38,860	3.97%	45,246	3.94%	51,000	4.09%	31,861	3.11%	29,100	3.16%

Total gross loans	$978,546	100.00%	$1,149,027	100.00%	$1,247,988	100.00%	$1,025,329	100.00%	$921,694	100.00%

Gross loans totaled $978.5 million at December 31, 2010, compared to $1.15 billion as of December 31, 2009 representing a 15% decrease. The decline was primarily a result of loan pay downs, net of originations and recoveries, of $114.1 million; transfers to OREO of $30.6 million; and $26.6 million in loan charge-offs. Unfunded loan commitments and standby letters of credit were $82.0 million as of December 31, 2010, representing a decrease of $43.8 million from total unfunded loan commitments at December 31, 2009. For a more detailed discussion of off-balance sheet arrangements, see Note 16 to the financial statements included in this report.

As indicated above, the Company’s loan portfolio has been concentrated in commercial real estate loans and commercial real estate loans for residential purposes during recent years, a common characteristic among community banks due to focused lending for business and consumer needs in communities within the Bank’s market area. Some commercial loans are secured by real estate, but funds are used for purposes other than financing the purchase of real property, such as inventory financing and equipment purchases, where real property serves as collateral for the loan. Loans of this type are characterized as real estate loans because of the real estate collateral.

Since 2006, Management has taken actions in an attempt to reduce higher risk commercial real estate loan volume by directing efforts away from new commercial real estate loan production. However, the amount of commercial real estate loans remains above what Management considers desirable levels, particularly in light of current conditions. Economic circumstances have produced significant reductions in real estate values, and the slowdown has resulted in business failures that have adversely affected commercial real estate activities. Consequently, Management actively pursues additional credit support and appropriate exit strategies for commercial real estate loans that have suffered or are anticipated to encounter difficulties. As a result of measures taken to reduce commercial real estate loan volumes, these loans decreased by $16.5 million during 2010.

The table below shows total loan commitments (funded and unfunded) by loan type and geographic region at December 31, 2010:

(Dollars in thousands)	December 31, 2010
	Southern Oregon	Mid-Central Oregon	Northern California	Sacramento Valley	Total
Agricultural/Farm	$11,550	$2,931	$1,330	$29,482	$45,293
C&I	108,397	41,722	28,147	31,693	209,959
CRE	300,907	140,457	72,625	142,516	656,505
Residential RE construction	5,439	2,670	2,038	7,610	17,757
Residential RE	7,888	2,303	7,383	11,565	29,139
Consumer RE	28,028	7,970	11,142	2,400	49,540
Consumer	21,604	23,620	5,491	991	51,706

Subtotal	483,813	221,673	128,156	226,257	1,059,899
Other*	—	—	—	—	670

Total	$483,813	$221,673	$128,156	$226,257	$1,060,569

*	Comprised of credit cards, overdrafts, leases and other adjustments such as loan premiums, etc.

The following table presents maturity and re-pricing information for the loan portfolio at December 31, 2010. The table segments the loan portfolio between fixed-rate and adjustable-rate loans and their respective re-pricing intervals based on fixed-rate loan maturity dates and variable-rate loan re-pricing dates for the periods indicated:

	December 31, 2010
(Dollars in thousands)	Within One Year (1)	One to Five Years	After Five Years	Total
Fixed-rate loan maturities
Commercial	$19,735	$20,364	$—	$40,099
Real estate—Construction	76,585	2,779	45	79,409
Real estate—Commercial/Residential	80,457	73,817	5,064	159,338
Consumer	15,292	30,129	6,541	51,962
Other	3,152	1,349	—	4,501

Total fixed rate loan maturities	195,221	128,438	11,650	335,309

Adjustable-rate loan maturities
Commercial	95,310	21,073	—	116,383
Real estate—Construction	42,419	1,879	—	44,298
Real estate—Commercial/Residential	218,072	202,083	—	420,155
Consumer	28,042	—	—	28,042
Other	31,359	3,000	—	34,359

Total adjustable-rate loan repricings	415,202	228,035	—	643,237

Total maturities and repricings	$610,423	$356,473	$11,650	$978,546

Credit Quality

Management is committed to a credit culture that emphasizes quality underwriting standards and provides for the effective monitoring of loan quality and aggressive resolution to problem loans. Total nonperforming assets as defined in the table below were $161.6 million at December 31, 2010, up from $128.7 million as of December 31, 2009. The nonperforming asset total includes $32.0 million in other real estate owned as of December 31, 2010 as compared to $24.7 million at the previous year end. Nonperforming assets amounted to 11.45% of total assets outstanding at December 31, 2010, up from 8.37% at December 31, 2009, and are primarily a result of the continued economic disruption that began during 2008. Interest income that would have been recognized on non-accrual loans if such loans had performed in accordance with their contractual terms totaled $10.3 million for the year ended December 31, 2010, $9.1 million for the year ended December 31, 2009, and $4.7 million for the year ended December 31, 2008. Actual interest income recognized on such loans on a cash basis during 2010 was approximately $183,000, and $528,000 and $626,000 in 2009 and 2008, respectively.

The following table summarizes nonperforming assets by category:

	December 31,
(Dollars in thousands)	2010	2009	2008	2007	2006
Loans on nonaccrual status	$129,493	$98,497	$68,496	$8,221	$1,430
Loans past due greater than 90 days but not on nonaccrual status	123	5,420	1,437	147	24

Total non-performing loans	129,616	103,917	69,933	8,368	1,454
Impaired loans in process of collection	—	—	12,682	—	—
Other real estate owned and foreclosed assets	32,009	24,748	4,423	—	—

Total nonperforming assets	$161,625	$128,665	$87,038	$8,368	$1,454

Percentage of nonperforming assets to total assets	11.45%	8.37%	5.90%	0.73%	0.14%

Regulatory guidance and current accounting practice is to value all non-performing assets at current appraised value less estimated costs to sell without regard to other factors or documentation. Management continues to work closely with borrowers who are motivated to resolve their financial issues through properly collateralized restructures and workouts. Management continually reviews the holding costs of certain other real estate owned in light of current market conditions.

Nonperforming Loans

Management considers a loan to be nonperforming when it is 90 days or more past due, or sooner if the Bank has determined that repayment of the loan in full is unlikely. For commercial purpose loans, interest accrual ceases when 90 days past due (but no later than the date of acquisition by foreclosure, voluntary deed or other means) and the loan is classified as nonperforming. For consumer purpose loans, interest accrual ceases when 120 days past due. A loan placed on non-accrual status may or may not be contractually past due at the time the determination is made to place the loan on non-accrual status, and it may or may not be secured. When a loan is placed on non-accrual status, it is the Bank’s policy to reverse interest previously accrued but uncollected.

In some instances where the loans are well secured and in the process of collection, such loans will not be placed on non-accrual status. In addition, loans that are impaired pursuant to “Accounting by Creditors for the Impairment of a Loan,” are classified as non-accrual consistent with regulatory guidance. Loans placed on non-accrual status typically remain so until all principal and interest payments are brought current, and the potential for future payments, in accordance with associated loan agreements, appears reasonably certain.

Impaired loans are defined as loans where full recovery of contractual principal and interest is in doubt and include all non-accrual and restructured commercial and real estate loans. The dollar amount of loan impairment is determined using either the present value of expected future cash flows discounted at the loan’s effective interest rate, the fair value of the collateral of an impaired collateral-dependent loan or an observable market price. Current accounting practice and regulatory guidance places primary emphasis on appraised value for collateral dependent loans. Loan impairment is typically recognized through a charge to the allowance for loan losses reflecting any shortfall between the principal balance owing and the net realizable value of the loan.

At December 31, 2010 and 2009, nonperforming loans (loans 90 days or more delinquent and/or on non-accrual status) totaled approximately $129.6 million and $103.9 million, respectively. The large dollar increase in nonperforming loans between 2010 and 2009 is concentrated in real estate collateralized loans, and is primarily comprised of construction and commercial real estate credits. Management has assessed the real estate collateral for impairment and charged off any impairment on real estate collateral dependent loans. On all other real estate collateralized loans, Management believes that, based on current appraisals or estimates based on the most recent available appraisals discounted for aging, adequate collateral coverage existed as of each year end.

The following table summarizes the Company’s non-performing loans by loan type and geographic region as of December 31, 2010:

Total non-performing loans by type and geographic region (Dollars in 000’s)
	December 31, 2010
	Non-performing Loans					Funded Loan Totals*	Percent NPL to Funded Loan Totals by Category
	Southern Oregon	Mid-Central Oregon	Northern California	Sacramento Valley	Totals
Agricultural and other	$383	$2,104	$50	$—	$2,537	$38,860	6.5%
C&I	1,815	5,443	1,293	—	8,551	$156,482	5.5%
CRE	54,488	21,400	7,296	17,663	100,847	$550,524	18.3%
Residential RE construction	166	1,988	2,106	2,087	6,347	$123,707	5.1%
Residential RE	403	553	2,754	6,466	10,176	$28,969	35.1%
Consumer RE	787	160	62	—	1,009	$32,177	3.1%
Consumer*	42	86	21	—	149	$47,827	0.3%

Total	$58,084	$31,734	$13,582	$26,216	$129,616	$978,546

Non-performing loans to total funded loans	13.0%	15.6%	11.4%	12.5%	13.2%
Total funded loans	$446,484	$203,364	$119,576	$209,122	$978,546

*	Includes overdrafts, leases and other adjustments such as deferred loan fees, etc.

The Company’s principal source of non-performing loans is real estate related loans. Borrowers either involved in real estate or having secured loans with real estate have been vulnerable to both the ongoing economic downturn and to declining real estate collateral values. Approximately 91% or $117.4 million of our non-performing loan total of $129.6 million is directly related to real estate in the form of commercial or residential real estate loans. At December 31, 2010, $70.1 million of our real estate related loans remain current as to contractual principal and interest payments, but were placed on non-accrual status due to the absence of evidence supporting the borrowers’ ongoing ability to fully discharge their loan obligations.

The following table summarizes the Company’s non-accrual loan volume by type and as a percent of the related loan portfolio as of December 31, 2010 and 2009:

	December 31,
	2010		2009
(Dollars in thousands)	Amount	% of Related Portfolio	Amount	% of Related Portfolio
Commercial	$8,551	5.46%	$5,175	2.47%
Real estate—Construction	70,118	56.68%	65,477	30.92%
Real estate—Commercial/Residential	47,252	8.15%	26,986	4.53%
Consumer	1,035	1.29%	177	0.20%
Other	2,537	6.53%	682	1.51%

Total	$129,493	13.23%	$98,497	8.57%

The following table summarizes the Company’s troubled debt restructured loans by type and geographic region as of December 31, 2010:

Restructured loans by type and geographic region (Dollars in 000’s)
	December 31, 2010
	Restructured loans
	Southern Oregon	Mid-Central Oregon	Northern California	Sacramento Valley	Totals
Commercial	$—	$—	$—	$224	$224
Real Estate—Construction	713	3,150	432	7,931	12,226
Real Estate—Commercial/Residential	29,470	—	787	2,527	32,784

Total restructured loans	$30,183	$3,150	$1,219	$10,682	$45,234

The following table summarizes the Company’s troubled debt restructured loans by year of maturity, according to the restructured terms, as of December 31, 2010:

2011	$26,408
2012	15,535
2013	3,291

Total	$45,234

Continuing actions taken to address the troubled credit situation include:

•

Credit monitoring activities have escalated since the beginning of the fourth quarter of 2008 to provide early warning of possible borrower distress that could lead to loan payment defaults. Enhanced credit monitoring and early warnings are intended to provide additional time to seek viable alternatives with the borrower. Management and staff are actively involved in seeking loan restructuring and other loan modification options including obtaining additional collateral coverage for those borrowers who have experienced payment problems and wish to seek a workable arrangement with the Company. The Company established an Asset Recovery Group (“ARG”) to interface both directly with borrowers and with line managers to expedite resolution of existing and potential troubled credits. As of December 31, 2010, the ARG had 13 staff members. We believe that these actions have and will continue to facilitate recovery strategies with cooperative borrowers. In those instances where alternatives have been exhausted or determined to be impractical and default under the terms of the loans has occurred, foreclosure actions are pursued.

•	Enhanced the quarterly watch loan review process to focus on higher dollar credits rated watch or worse not, managed by ARG.

•	Improved risk rating recertification to include relevant credit metrics in support of the risk rating

•	Provided quantitative risk rating tools and training to all lenders or loan officers to improve risk rating accuracy and consistency

•	Improved credit risk transparency and oversight through the development of a comprehensive portfolio review package including the monitoring of relevant credit metrics

•	Internal credit examinations are completed on a significant portion of our loan portfolio periodically during the year.

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

Other Real Estate Owned and Foreclosed Assets

When the Bank acquires real estate through foreclosure, voluntary deed, or similar means, it is classified as OREO until it is sold. On December 31, 2010, and December 31, 2009 there was $32.0 million and $24.7 million in other real estate owned, respectively. Foreclosed properties included as OREO are recorded at the lower of the carrying value or fair value less the cost to sell, which becomes the property’s new basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses. After foreclosure, management periodically performs valuations such that the real estate is carried at the lower of its new cost basis or fair value, net of estimated costs to sell. Fair value adjustments on OREO are recorded as a net loss or gain, as appropriate. These losses represent impairments on OREO for fair value adjustments based on the fair value of the real estate.

The balance of OREO has fluctuated during the years ended December 31, 2010 and 2009, as illustrated in the table below:

Other real estate owned and foreclosed assets (Dollars in thousands)
	Twelve Months Ended December 31,
	2010	2009
Other real estate owned, beginning of period	$24,748	$4,423
Transfers from outstanding loans	30,619	28,303
Improvements and other additions	464	671
Proceeds from sales	(20,210)	(7,485)
Gain on sales	1,735	343
Impairment charges	(5,347)	(1,507)

Total other real estate owned	$32,009	$24,748

Allowance for Loan Losses

The allowance for loan losses represents the Company’s estimate as to the probable credit losses inherent in its loan portfolio. The allowance for loan losses is increased through periodic charges to earnings through provision for loan losses and represents the aggregate amount, net of loans charged-off and recoveries on previously charged-off loans, that is needed to establish an appropriate reserve for credit losses. The allowance is estimated based on a variety of factors and using a methodology as described below:

•

The Company classifies loans into relatively homogeneous pools by loan type in accordance with regulatory guidelines for regulatory reporting purposes. The Company regularly reviews all loans within each loan category to establish risk ratings for them that include Pass, Watch, Special Mention, Substandard, Doubtful and Loss. Pursuant to “Accounting for Creditors for Impairment of a Loan”, the impaired portion of collateral dependent loans is charged-off. Other risk-related loans not considered impaired have loss factors applied to the various loan pool balances to establish loss potential for provisioning purposes.

•

Analyses are performed to establish the loss factors based on historical experience, as well as, expected losses based on qualitative evaluations of such factors as the economic trends and conditions, industry conditions, levels and trends in delinquencies and impaired loans, levels and trends in charge-offs and recoveries, among others. The loss factors are applied to loan category pools segregated by risk classification to estimate the loss inherent in the Company’s loan portfolio pursuant to “Accounting for Contingencies.”

•

Additionally, impaired loans are evaluated for loss potential on an individual basis in accordance with “Accounting for Creditors for Impairment of a Loan,” and specific reserves are established based on thorough analysis of collateral values where loss potential exists. When an impaired loan is collateral dependent and a deficiency exists in the fair value of real estate collateralizing the loan in comparison to the associated loan balance, the deficiency is charged-off at that time. Impaired loans are reviewed no less frequently than quarterly.

•

Generally, external appraisals are updated every six to twelve months. We obtain appraisals from a pre-approved list of independent, third party appraisal firms. Approval and addition to the list is based on experience, reputation, character, consistency and knowledge of the respective real estate market. At a minimum, it is ascertained that the appraiser is: (a) currently licensed in the state in which the property is located, (b) is experienced in the appraisal of properties similar to the property being appraised, (c) is actively engaged in the appraisal work, (d) has knowledge of the current real estate market conditions and financing trends, (e) is reputable, and (f) is not on the Bank’s exclusionary list of appraisers. Our Appraisal Review Department will either conduct the review, or will outsource the review to a qualified approved third party appraiser. Upon receipt and review, an external appraisal is utilized to measure a loan for potential impairment. Our impairment analysis documents the date of the appraisal used in the analysis, whether the preparer deems the appraisal to be current, and if not, allows for an internal valuation adjustments with justification. Adjustments may include discounts for continued market deterioration subsequent to appraisal date, adjustments for the release of collateral contemplated in the appraisal, or the value of other collateral or consideration not contemplated in the appraisal. An appraisal over one year old in most cases will be considered stale dated and an updated or new appraisal will be required. Any adjustments from appraised value to net realizable value are detailed and justified in the impairment analysis and reflected in the allowance for loan losses, as appropriate. Although an external appraisal is the primary source to value collateral dependent loans, we may also utilize values obtained through purchase and sale agreements, negotiated short sales, or the sales price of the note. These alternative sources of value are used only if deemed to be more representative of value based on updated information regarding collateral resolution. Impairment analyses are updated on a quarterly basis. Based on these processes, we do not believe there are significant time lapses for the recognition of additional loan loss provisions or charge-offs from the date they become known.

•

In the event that a current appraisal to support the fair value of the real estate collateral underlying an impaired loan has not yet been received, but the Company believes that the collateral value is insufficient to support the loan amount, an impairment reserve is recorded. In these instances, the receipt of a current appraisal triggers an updated review of the collateral support for the loan and any deficiency is charged-off or reserved at that time. In those instances where a current appraisal is not available in a timely manner in relation to a financial reporting cut-off date, the Company discounts the most recent third-party appraisal depending on a number of factors including, but not limited to, property location, local price volatility, local economic conditions, and recent comparable sales. In all cases, the costs to sell the subject property are deducted in arriving at the fair value of the collateral. Any unpaid property taxes or similar expenses are expensed at the time the property is acquired by the Bank.

The table below summarizes the defined “substandard” loan totals and the defined “impaired” loan totals (collectively, “adversely classified loans”) and other related data at quarter end since December 31, 2009:

(Dollars in thousands)
	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009
Rated substandard	$135,826	$193,133	$186,627	$191,960	$181,675
Impaired	129,616	115,103	129,703	104,372	103,917

Total adversely classified loans	$265,442	$308,236	$316,330	$296,332	$285,592

Gross loans	$978,546	$1,036,079	$1,091,860	$1,118,964	$1,149,027
Adversely classified loans to gross loans	27.13%	29.75%	28.97%	26.48%	24.86%
Loans 30-89 days past due and still accruing as a percent of gross loans	0.43%	1.12%	0.98%	1.01%	1.30%
Allowance for loan losses	$35,582	$42,120	$43,917	$46,518	$45,903
Allowance for loan losses as a percentage of adversely classified loans	13.40%	13.66%	13.88%	15.70%	16.07%

The allowance for loan losses as of December 31, 2010, declined to 3.64% of gross loans versus 3.99% as of December 31, 2009. While total non-accrual loans increased to $129.5 million as of December 31, 2010, up from $98.5 million as of December 31, 2009, other leading indicators of credit quality improved during 2010. Adversely classified loans have declined to $265.0 million at December 31, 2010, down from the highpoint during 2010 of $316.3 million at June 30, 2010. Also, loans 30-89 days past due and still accruing as a percent of gross loans fell to 0.43% at December 31, 2010, down from 1.30% at December 31, 2009, and the highpoint during 2010 of 1.01% at September 30, 2010. In addition, net loans charged-off to average gross loans fell to 1.88% during 2010 down from 4.85% experienced during 2009.

In some instances the Company has modified or restructured loans to amend the interest rate and/or to extend the maturity. Through December 31, 2010, any such amendments have generally been consistent with the terms of newly booked loans reflecting current standards for amortization and interest rate and do not represent concessions to such borrowers. In those instances where concessions have met the criteria for a troubled debt restructuring (“TDR”), the related loans have been recorded as TDR’s, placed on non-accrual status and included in the impaired loan totals. TDR’s recorded by the Company at December 31, 2010 totaled $45.2 million and were comprised of 32 loans.

PremierWest’s allowance for loan losses totaled $35.6 million at December 31, 2010, and $45.9 million at December 31, 2009, representing 3.64% of gross loans at December 31, 2010 and 3.99% of gross loans at December 31, 2009. The loan loss allowance represents 27.45% and 44.17% of nonperforming loans at December 31, 2010, and 2009, respectively.

The following is a summary of PremierWest’s loan loss experience and selected ratios for the periods presented:

	December 31,
(Dollars in thousands)	2010	2009	2008	2007	2006
Gross loans outstanding at end of year	$978,546	$1,149,027	$1,247,988	$1,025,329	$921,694
Average loans outstanding, gross	$1,083,574	$1,221,842	$1,255,203	$961,534	$856,945
Allowance for loan losses, beginning of year	$45,903	$17,157	$11,450	$10,877	$10,341
Loans charged-off:
Commercial	(3,073)	(21,997)	(10,366)	(134)	(100)
Real estate	(20,119)	(36,353)	(25,059)	—	—
Consumer	(2,659)	(2,524)	(1,879)	(539)	(271)
Other	(722)	(193)	(3,611)	(154)	(125)

Total loans charged-off	(26,573)	(61,067)	(40,915)	(827)	(496)

Recoveries:
Commercial	2,068	143	143	204	95
Real estate	2,888	876	216	—	—
Consumer	968	662	229	217	93
Other	278	101	422	112	44

Total recoveries	6,202	1,782	1,010	533	232

Net charge-offs	(20,371)	(59,285)	(39,905)	(294)	(264)
Allowance for loan losses transferred from:
Stockmans Financial Group	—	—	9,112
Other adjustments (1)	—	—	—	181	—
Provision charged to income	10,050	88,031	36,500	686	800

Allowance for loan losses, end of year	$35,582	$45,903	$17,157	$11,450	$10,877

Ratio of net loans charged-off to average gross loans outstanding	1.88%	4.85%	3.18%	0.03%	0.03%

Ratio of allowance for loan losses to gross loans outstanding	3.64%	3.99%	1.37%	1.12%	1.18%

(1)	Includes a balance sheet reclassification adjustment (decrease) of $255,000 from the allowance for loan losses to other liabilities. The amount reclassified represents the off-balance sheet credit exposure related to unfunded commitments to lend and letters of credit; and a $436,000 increase resulting from the purchase of a consumer finance loan portfolio on June 29, 2007.

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

	December 31,
	2010		2009		2008		2007		2006
(Dollars in thousands)	Allowance for loan losses	% of loans in each category to total loans	Allowance for loan losses	% of loans in each category to total loans	Allowance for loan losses	% of loans in each category to total loans	Allowance for loan losses	% of loans in each category to total loans	Allowance for loan losses	% of loans in each category to total loans
Type of loan:
Commercial	$9,759	15.99%	$6,441	18.24%	$2,157	20.22%	$1,684	23.81%	$1,889	23.81%
Real estate- Construction	9,072	12.64%	14,953	18.43%	6,015	22.45%	3,720	26.16%	4,096	28.13%
Real estate- Commercial/ Residential	12,423	59.22%	21,958	51.86%	7,154	46.05%	4,516	39.57%	3,820	39.09%
Consumer and Other	4,328	12.15%	2,551	11.47%	1,831	11.28%	1,530	10.46%	1,072	8.97%

Total	$35,582	100.00%	$45,903	100.00%	$17,157	100.00%	$11,450	100.00%	$10,877	100.00%

As of December 31, 2010, Management believes that the Company’s total allowance for credit losses and its reserve for off-balance sheet commitments are sufficient to absorb the losses inherent in the loan portfolio, related both to funded loans and unfunded commitments. The off-balance sheet commitments include commitments to extend credit and standby letters of credit. The Bank’s exposure to credit loss in the event of non-performance for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. This assessment, based on both historical levels of net charge-offs and continuing detailed reviews of the quality of the loan portfolio and current business, economic and regulatory conditions, involves uncertainty and judgment. As a result, the adequacy of the allowance for loan losses and the reserve for unfunded commitments cannot be determined with inherent accuracy and may change in future periods. Additionally, bank regulatory authorities may require additional charges to the provision for loan losses as a result of their periodic examinations of the Company and their judgment of information available to them at the time of their examination. If actual circumstances and losses differ substantially from Management’s assumptions and estimates, the allowance for loan losses might not be sufficient to absorb all future losses. Net earnings would be adversely affected if that were to occur. Total off-balance sheet financial instruments, consisting of commitments to extend credit and standby letters of credit, were $82.0 million and $125.9 million as of December 31, 2010 and 2009, respectively.

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

Deposits

Deposit accounts are PremierWest’s primary source of funds. PremierWest offers a number of deposit products to attract commercial and consumer customers including regular checking and savings accounts, money market accounts, IRA accounts, NOW accounts, and a variety of fixed-maturity, fixed-rate time deposits with maturities ranging from seven days to 60 months. These accounts earn interest at rates established by Management based on competitive market factors and Management’s desire to obtain certain types or maturities of deposit liabilities.

Total deposits declined $154.5 million during 2010, to $1.27 billion at December 31, 2010, compared to $1.42 billion at December 31, 2009, an 11% decrease. At December 31, 2009, total deposits were $1.42 billion, an increase of $209.5 million, or 17%, from total deposits of $1.21 billion at December 31, 2008. During 2010, non-interest-bearing deposits decreased $13.5 million, or 5%, from $256.2 million at December 31, 2009. With the decline in loan volumes resulting in increased liquidity, the Company purposefully reduced high-cost time deposits which drove deposit costs down to 1.11% in 2010 as compared to 1.63% in 2009.

The distribution of deposit accounts by type and rate is set forth in the following tables as of the indicated dates.

	Years Ended December 31,
	2010				2009				2008
(Dollars in thousands)	Average Balance	Percentage	Interest Expense	Average Rate	Average Balance	Percentage	Interest Expense	Average Rate	Average Balance	Percentage	Interest Expense	Average Rate
Savings, money market and interest bearing demand	$487,182	36.64%	$2,372	0.49%	$480,760	35.45%	$4,245	0.88%	$427,646	35.50%	$6,912	1.62%
Time deposits	590,701	44.43%	9,599	1.63%	629,742	46.43%	13,896	2.21%	545,329	45.27%	19,432	3.56%

Total interest-bearing deposits	1,077,883		$11,971	1.11%	1,110,502		$18,141	1.63%	972,975		$26,344	2.71%

Non-interest- bearing deposits	251,670	18.93%			245,829	18.12%			231,710	19.23%

Total interest-bearing and non-interest-bearing deposits	$1,329,553				$1,356,331				$1,204,685

Interest-bearing deposits consist of money market, NOW, savings and time deposit accounts. Interest-bearing account balances tend to grow or decline as PremierWest adjusts its pricing and product strategies based on market conditions, including competing deposit products. At December 31, 2010, total interest-bearing deposit accounts were $1.02 billion, a decrease of $141.0 million, or 12%, from December 31, 2009.

Management has historically utilized brokered deposits with maturities that are typically less than one year as a short-term funding source for loan growth. Brokered deposits are classified as time deposits that are greater than $100,000 but are not considered core deposits. At December 31, 2010, brokered deposits totaled $742,000; at December 31, 2009, brokered deposits totaled $44.3 million, or 3% of total deposits. At December 31, 2010, time deposits of $100,000 and over totaled $220.4 million, or 17% of total outstanding deposits compared to $221.9 million, or 16% of total outstanding deposits at December 31, 2009.

The following table sets forth time deposit accounts outstanding at December 31, 2010, by time remaining to maturity:

	Time Deposits of $250,000 or More		Time Deposits of $100,000 through $250,000		Time Deposits Less Than $100,000
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Dollars in thousands)
Three months or less	$9,827	17.32%	$41,364	25.28%	$82,388	24.72%
Over three months through six months	8,269	14.58%	20,019	12.23%	50,702	15.21%
Over six months through 12 months	13,235	23.33%	40,249	24.60%	85,317	25.59%
Over 12 months	25,398	44.77%	62,002	37.89%	114,951	34.48%

Total	$56,729	100.00%	$163,634	100.00%	$333,358	100.00%

Average total deposits remained essentially unchanged in 2010 as compared to 2009. However, the composition of the Company’s deposits noticeably changed during this same period. Non-interest bearing deposits grew to 19% of total deposits, up from 18% for 2009. In addition, during 2010 the composition of interest-bearing deposits shifted, with savings, money market, and interest-bearing demand comprising 37% of total deposits as compared to 35% for 2009. Correspondingly, interest-bearing deposits as a proportion of total deposits fell to 81% in 2010 versus 82% in 2009.

Short-term and Long-term Borrowings and Other Contractual Obligations

The following table sets forth certain information with respect to PremierWest’s short-term borrowings from Federal Home Loan Bank (FHLB) Cash Management Advances (CMA) and federal funds purchased:

	Years Ended December 31,
	2010		2009		2008
	FHLB CMA Advances	Federal Funds Purchased	FHLB CMA Advances	Federal Funds Purchased	FHLB CMA Advances	Federal Funds Purchased
	(Dollars in thousands)
Amount outstanding at end of period	$—	—	$—	—	$20,000	25,003
Weighted average interest rate at end of period	n/a	n/a	n/a	n/a	0.76%	1.10%
Maximum amount outstanding at any month-end during the year	$—	—	$20,000	12,000	$25,000	36,859
Average amount outstanding during the period	$—	—	$1,973	885	$4,183	15,261
Average weighted interest rate during the period	n/a	n/a	0.22%	1.59%	1.37%	2.78%

The Bank participates in the FHLB CMA Program. CMA borrowings outstanding were zero at December 2010 and 2009; and $20.0 million at December 31, 2008. At December 31, 2010, the Bank had FHLB letters of credit of $915,000 against an available line of approximately $80.6 million. PremierWest also had long-term borrowings outstanding with the Federal Home Loan Bank of Seattle (FHLB) totaling $22,000, $28,000, and $42,000 as of December 31, 2010, 2009 and 2008, respectively. The Bank makes monthly principal and interest payments on the long-term borrowings, which mature in 2014 and bear interest at a rate of 6.53%. All outstanding borrowings with the FHLB are collateralized by a blanket pledge agreement covering loans in the Bank’s portfolio that are secured by 1st liens against 1-4 family or multi-family residential properties as well as the Bank’s FHLB stock and any funds, investment securities or loans on deposit with the FHLB.

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

Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trusts used the net proceeds from the offering to purchase a like amount of junior subordinated debentures (the “Debentures”) of the Company. The Debentures are the sole assets of the trusts. The Company’s obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. The Company has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. In November 2009, the Company notified the investors holding its Debentures that interest payments were being temporarily suspended in an effort to preserve equity capital pursuant to current regulatory guidance and policy related to dividends from the Bank. Under the terms of each Debenture indenture agreement, the Company may defer payment of interest on the Debentures for the lesser of 20 consecutive quarters or to the maturity date of the Debentures. Deferral of interest also results in interest being computed quarterly on any deferred interest payments. At December 31, 2010, the Company had deferred payment of interest for five consecutive quarters.

By issuing trust preferred securities the Company was able to secure a long-term source of borrowed funds in support of its growth needs with a debt instrument that is includable as capital for regulatory purposes in the calculation of its risk based capital ratios. Under current Federal Reserve Bank policy, all of the outstanding debentures, subject to certain limitations, have been included in the determination of Tier I capital for regulatory purposes. Further, the aggregate amount of “restrictive core” elements consisting of cumulative perpetual preferred stock (including related surplus) and qualifying trust preferred securities that a bank holding company may include in Tier 1 Capital continues to be an amount up to 25 percent of the sum of: (1) qualifying common stockholder equity, (2) qualifying noncumulative and cumulative perpetual preferred stock (including related surplus), (3) qualifying minority interest in the equity accounts of consolidated subsidiaries and (4) qualifying trust preferred securities. Tier 1 Capital must represent at least 50 percent of a bank holding company’s qualifying total capital. The excess of “restricted core” capital not included in Tier 1 may generally continue to be included in the calculation of Tier 2 Capital.

The following table is a summary of current trust preferred securities at December 31, 2010:

Trust Name	Issue Date	Issue Amount	Rate Type		Rate	Maturity Date	Redemption Date
PremierWest Statutory Trust I	December 2004	$7,732,000	Variable	(1)	LIBOR+1.75%	December 2034	December 2009
PremierWest Statutory Trust II	December 2004	$7,732,000	Variable	(2)	LIBOR+1.79%	March 2035	March 2010
Stockmans Financial Trust I	August 2005	$15,464,000	Variable	(3)	LIBOR+1.42%	September 2035	September 2010

		$30,928,000

(1)	PremierWest Statutory Trust I was bearing interest at the fixed rate of 5.65% until mid-December 2009, at which time it changed to a variable rate of 3-month LIBOR (0.30% at December 15, 2010) plus 1.75% or 2.05%, adjusted quarterly, through the final maturity date in December 2034.
(2)	PremierWest Statutory Trust II was bearing interest at the fixed rate of 5.65% until March 2010, at which time it changed to a variable rate of 3-month LIBOR (0.30% at December 15, 2010) plus 1.79% or 2.09%, adjusted quarterly, through the final maturity date in March 2035.

(3)	Stockmans Financial Trust I was bearing interest at the fixed rate of 5.93% until September 2010, at which time it changed to a variable rate of 3-month LIBOR (0.30% at December 15, 2010) plus 1.42% or 1.72%, adjusted quarterly, through the final maturity date in September 2035.

PremierWest is a party to numerous contractual financial obligations including repayment of borrowings, operating lease payments and commitments to extend credit under off-balance sheet arrangements. The scheduled repayment of long-term borrowings and other contractual obligations is as follows:

(Dollars in thousands)	Payments due by period
Contractual Obligations	Total	< 1 year	1-3 years	3-5 years	> 5 years
Borrowings	$22	$7	$15	$—	$—
Operating lease obligations	6,291	976	1,469	1,068	2,778
Junior subordinated debentures	30,928	—	—	—	30,928
Other commitments (1)	9,335	675	1,407	1,345	5,908

Total	$46,576	$1,658	$2,891	$2,413	$39,614

(1)	Employee benefits that include Deferred Compensation, Executive Supplemental Retirement Plans, Employee Life Benefit Plans and Split Dollar Obligations

Off-Balance Sheet Arrangements

Significant off-balance sheet commitments at December 31, 2010, include commitments to extend credit of $76.8 million and standby letters of credit of $5.2 million. See Note 16 of the Notes to Consolidated Financial Statements included with this report for a discussion on the nature, business purpose and importance of off-balance sheet arrangements.

LIQUIDITY AND CAPITAL RESOURCES; REGULATORY CAPITAL

Shareholders’ equity was $97.0 million at December 31, 2010, an increase of $25.5 million, or 36%, from December 31, 2009. The most significant factors contributing to the increase was a $32.5 million capital raise, partially offset by $5.0 million net loss, and by $2.1 million for the accrued preferred stock dividend.

PremierWest has adopted policies to maintain an adequately liquid position to enable it to respond to changes in the financial environment and ensure sufficient funds are available to meet customers’ needs for borrowing and deposit withdrawals. Generally, PremierWest’s major sources of liquidity are customer deposits, sales and maturities of investment securities, the use of borrowings from the FHLB and correspondent banks and net cash provided by operating activities. As of December 31, 2010, unused and available lines of credit totaled $113.2 million of which $79.6 million was available from FHLB’s Cash Management Advance Program, $13.6 million was available from the Federal Reserve discount window, and $20.0 million from a correspondent bank. Scheduled loan repayments are a historically stable source of funds, while deposit inflows and unscheduled loan prepayments are not as stable because they are influenced by general interest rate levels, competing interest rates available on other investments, market competition, economic conditions and other factors. Liquid asset balances include cash, amounts due from other banks, federal funds sold, and investment securities available-for-sale. At December 31, 2010, these liquid assets totaled $324.2 million, or 23% of total assets, as compared to $268.7 million, or 17% of total assets, at December 31, 2009.

While our access to interbank credit availability remains somewhat limited due to counterparty credit concerns over the Company’s financial condition, the Wachovia branch acquisition in July 2009 added $342.4 million to our deposit base. This action improved liquidity as evidenced by our year-end liquid assets as noted above. Core deposits remain our primary source of funding. Our securities portfolio has expanded significantly since 2008 and has been used to satisfy pledging requirements for collateralizing public funds deposits. The Bank enhanced its contingency plans to address its liquidity needs including collateralized borrowing capacity through the Federal Home Loan Bank, other correspondent banks and the Federal Reserve Bank of San Francisco and to support its funding needs that are not covered by our core deposit base. Management has also raised additional equity (see Note 2—Regulatory Agreement) and continues to emphasize strategies for building relationship-oriented core deposits over time rather than aggressively attracting higher cost transactional time deposits from within our local markets. This strategy has enabled the Bank to significantly reduce brokered deposits and borrowings, as previously noted.

An analysis of liquidity should encompass a review of the changes that appear in the consolidated statements of cash flows for the year ended December 31, 2010. The statement of cash flows includes operating, investing, and financing categories.

Cash flows provided by operating activities was $26.8 million with the difference between cash provided by operating activities and a net loss of $5.0 million consisting primarily of noncash items of $10.1 million in the loan loss provision and $3.9 million in depreciation and amortization. These noncash items were offset by $10.4 million of changes in other assets and liabilities and a $5.3 million non-cash write down of OREO due to impairment, and $2.1 million in other categories.

Cash flows provided by investing activities of $131.1 million consisted primarily of $221.5 million of proceeds from sales, calls, paydowns, and maturities of securities and proceeds from interest-bearing certificates of deposit; $120.3 million in net loan pay downs; $20.2 million in proceeds from the sale of OREO; offset by $226.6 million used for purchases of securities and interest-bearing certificates of deposit and $3.5 million used for purchases of premises and equipment.

Cash flows used in financing activities of $122.0 million consisted primarily of $154.5 million net decrease in deposits, offset by $32.5 million in proceeds from the issuance of common stock.

At December 31, 2010, PremierWest had outstanding unfunded lending commitments of $82.0 million. Nearly all of these commitments represented unused portions of credit lines available to businesses. Many of these credit lines are not expected to be fully drawn upon and, accordingly, the aggregate commitments do not necessarily represent future cash requirements. Management believes that PremierWest’s sources of liquidity are sufficient to meet likely calls on outstanding commitments, although there can be no assurance in this regard.

The Federal Reserve Board and the Federal Deposit Insurance Corporation have established minimum requirements for capital adequacy for financial holding companies and member banks. The requirements address both risk-based capital and leveraged capital. The regulatory agencies may establish higher minimum requirements if, for example, a financial institution is under special regulatory supervision. At December 31, 2010 and 2009, the Bank was required to maintain capital ratios in excess of the published minimum requirements.

The following table reflects PremierWest Bank’s various capital ratios at December 31, 2010 and 2009, as compared to regulatory minimums for capital adequacy purposes:

	2010 Actual	2009 Actual	Minimum to be “Adequately Capitalized”		Minimum to be “Well-Capitalized”
Total risk-based capital ratio	12.59%	8.53%	≥	8.00%	≥	10.00%
Tier 1 risk-based capital ratio	11.31%	7.25%	≥	4.00%	≥	6.00%
Leverage ratio	8.85%	5.70%	≥	4.00%	≥	5.00%

The various capital ratios for PremierWest Bancorp at December 31, 2010 and 2009, compared to regulatory minimums for capital adequacy purposes are as follows:

	2010 Actual	2009 Actual	Minimum to be “Adequately Capitalized”
Total risk-based capital ratio	12.36%	8.62%	≥	8.00%
Tier 1 risk-based capital ratio	11.09%	6.84%	≥	4.00%
Leverage ratio	8.66%	5.38%	≥	4.00%

PremierWest Bancorp and Bank meet the capital requirements established in the regulatory agreements under which the institutions currently operate with the exception of the requirement to maintain a 10.00% leverage ratio. As such, the institutions are considered “adequately capitalized” for regulatory purposes.

RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2011, the FASB issued Accounting Standards Update ASU No. 2011-01”Receivables (Topic 310)—Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.” This standard temporarily delays the public entity effective date for disclosures related to troubled debt restructurings originally introduced in ASU No. 2010-20. According to the current guidance in ASU No. 2010-20, public-entity creditors would have provided disclosures about troubled debt restructurings for periods beginning on or after December 15, 2010. That guidance is now effective for interim and annual periods ending after June 15, 2011. This standard is effective upon issuance. This update requires a significant expansion of disclosures for troubled debt restructurings, but the adoption of the expanded disclosures is not expected to have a material impact on the consolidated financial statements.

In December 2010, the FASB issued Accounting Standards Update ASU No. 2010-29 “Business Combinations (Topic 805)—Disclosure of Supplementary Pro Forma Information for Business Combinations (a consensus of the FASB Emerging Issues Task Force).” This Standard instructs that if a public entity that was recently involved in a merger or acquisition presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity in the same fashion as would be customary if the business combination had occurred as of the beginning of the prior annual reporting period only, and expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. These amendments are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, and should be applied prospectively. The adoption of ASU No. 2010-29 is not expected to have a material impact on the consolidated financial statements.

In December 2010, the FASB issued Accounting Standards Update ASU No. 2010-28”Intangibles – Goodwill and Other (Topic 350)—When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” The changes to FASB ASC 350-25-35 modify Step 1 of the evaluation of goodwill impairment for reporting units with zero or negative carrying amounts to require that Step 2 of the impairment test be performed to measure the amount of any impairment loss when it is more likely than not that a goodwill impairment exits. This change prevents the assertion made by some businesses that Step 2 need not be taken when the carrying amount of a unit is zero or less. For public entities, the amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010, with early adoption not permitted. The adoption of ASU No. 2010-28 is not expected to have a material impact on the consolidated financial statements.

In July 2010, the FASB issued Accounting Standards Update ASU No. 2010-20 “Receivables (Topic 310)—Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” to improve the quality of financial reports by lowering the threshold for disclosure of an entity’s allowance for credit losses and the credit quality of its financing receivables, the FASB says an entity should provide disclosures disaggregated into two levels: portfolio segment and class of financing receivable. Users of financial statements should be able to readily evaluate the nature of credit risk inherent in an entity’s portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. Numerous additional disclosures relating to financing receivables are also being required, in order to shed further light on an entity’s financial position. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. This update requires a significant expansion of credit related disclosures, but the adoption of ASU No. 2010- 20 did not have a material impact on the consolidated financial statements.

In April 2010, the FASB issued Accounting Standards Update ASU No. 2010-18 “Receivables (Topic 310) —Effect of a Loan Modification When the Loan is Part of the Pool that is Accounted for as a Single Asset” to clarify the guidance for loans acquired in a pool of assets with evidence of declining credit quality. FASB ASC 310-20, Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality, is amended to clarify the criteria by which an acquired loan can be removed from an asset pool. Modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. The amendments will be effective for loans that are part of an asset pool and are modified during financial reporting periods that end on or after July 15, 2010. The adoption of ASU No. 2010-18 did not have a material impact on the consolidated financial statements.

In April 2010, the FASB issued Accounting Standards Update ASU No. 2010-12 “Income Taxes” (Topic 740) to address changes in accounting for income taxes resulting from recently issued Health Care and Education Reconciliation Act of 2010 and the Patient Protection and Affordable Care Act. The update explains that even though the bills were signed seven days apart, they should be considered together for accounting purposes. If a registrant’s reporting period ends after the signing of the first bill, but before the signing of the second, they should take the effects of both bills into consideration when measuring current and deferred tax liabilities and assets. The adoption of ASU No. 2010-12 did not have a material impact on the consolidated financial statements.

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

In January 2010, the FASB issued Accounting Standards Update ASU No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements” to improve disclosures about fair value measurements. For each class of assets and liabilities, reporting entities will have to provide additional disclosures describing the reasons for transfers of assets in and out of Levels 1 and 2 of the three-tier fair value hierarchy in accordance with FASB ASC Topic 820. For assets valued with the Level 3 method, the entity will have to separately present purchases, sales, issuances, and settlements in the reconciliation for fair value measurements. This update also states that an entity should provide fair value measurements for each class of asset or liability, and explain the inputs and techniques used in calculating Levels 2 and 3 fair value measurements. The adoption of ASU No. 2010-06 did not have a material impact on the consolidated financial statements.

In December 2009, the FASB issued Accounting Standards Update ASU No. 2009-16 “Transfers and Servicing (Topic 860)—Accounting for Transfers of Financial Assets” to amend the codification of FASB Statement of Financial Accounting Standard (SFAS) No. 166, “Accounting for Transfers of Financial Assets” issued on June 12, 2009. ASU No. 2009-16 amends FASB ASC Subtopic 860-10-15-1, “Transfers and Servicing,” and establishes accounting and reporting standards for transfers and servicing of financial assets. It also establishes the accounting for transfers of servicing rights. The adoption of ASU No. 2009-16 did not have a material impact on the consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Like other financial institutions, PremierWest is subject to interest rate risk. Interest-earning assets could mature or re-price more rapidly than, or on a different basis from, interest-bearing liabilities (primarily deposits with short- and medium-term maturities and borrowings) in a period of declining interest rates. Although having assets that mature or re-price more frequently on average than liabilities will be beneficial in times of rising interest rates, such an asset/liability structure will result in lower net interest income during periods of declining interest rates. Interest rate sensitivity, or interest rate risk, relates to the effect of changing interest rates on net interest income. Interest-earning assets with interest rates tied to the Prime Rate for example, or that mature in relatively short periods of time, are considered interest rate sensitive. Also impacting interest rate sensitivity are loans that are subject to a rate floor. Interest-bearing liabilities with interest rates that can be re-priced in a discretionary manner, or that mature in relatively short periods of time, are also considered interest rate sensitive.

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

The following table illustrates the maturities or re-pricing of PremierWest’s assets and liabilities as of December 31, 2010, based upon the contractual maturity or contractual re-pricing dates of loans (excluding nonperforming loans) and the contractual maturities of time deposits and borrowings. Prepayment assumptions have not been applied to fixed-rate mortgage loans. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

	BY REPRICING INTERVAL
(Dollars in thousands)	0 – 3 Months	4 – 12 Months	1 – 5 Years	Over 5 Years	Total
ASSETS
Interest-earning assets:
Federal funds sold and interest-earningdeposits	$118,758	$—	$—	$—	$118,758
Investment securities	18,816	28,694	128,393	42,387	218,290
Loans, net (1)	275,254	168,344	356,473	11,649	811,720

Total	$412,828	$197,038	$484,866	$54,036	$1,148,768

LIABILITIES
Interest-bearing liabilities:
Interest-bearing demand and savings	$30,675	$82,628	$191,267	$165,327	$469,897
Time deposits	133,583	217,787	201,965	386	553,721
Borrowings	—	—	22	—	22
Junior subordinated debentures	—	—	—	30,928	30,928

Total	$164,258	$300,415	$393,254	$196,641	$1,054,568

Interest rate sensitivity gap	$248,570	$(103,377)	$91,612	$(142,605)	$94,200

Cumulative	$248,570	$145,193	$236,805	$94,200

Cumulative gap as a % of interest-earning assets	21.6%	12.6%	20.6%	8.2%

(1)	For purposes of the gap analysis, loans are reduced by the allowance for loan losses, nonaccrual loans, deferred loan fees, and restructuring concessions.

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

PremierWest’s simulation analysis forecasts net interest income and earnings given unchanged interest rates (stable rate scenario). The model then estimates a percentage change from the stable rate scenario under scenarios of rising and falling market interest rates over various time horizons. The simulation model, based on December 31, 2010 data, estimates that if an immediate decline of 300 basis points occurs, net interest income during the subsequent twelve months could be unfavorably affected by approximately $1.6 million while a similar immediate increase in interest rates would result in a favorable change of approximately $4.0 million, indicative of an asset-sensitive position as of December 31, 2010. Because of uncertainties about customer behavior, refinance activity, absolute and relative loan and deposit pricing levels, competitor pricing and market behavior, product volumes and mix, and other unexpected changes in economic events affecting movements and volatility in market rates, there can be no assurance that simulation results are reliable indicators of earnings under such conditions.

	Net Increase (Decrease) in Net Interest Income (in thousands) (1)	Net Interest Margin (2)	Change in Economic Value of Equity
As of December 31, 2010, the prime rate was 3.25%	—	4.07%	0.00%

Prime rate increase of:
300 basis points to 6.25%	$3,962	4.67%	6.40%
200 basis points to 5.25%	$2,270	4.52%	3.80%
100 basis points to 4.25%	$1,127	4.42%	2.30%
Prime rate decrease of:
300 basis points to 0.25%	$(1,554)	4.20%	-34.40%
200 basis points to 1.25%	$(1,897)	4.16%	-24.30%
100 basis points to 2.25%	$(927)	4.25%	-10.80%

(1)	PremierWest’s interest rate sensitivity gap is asset-sensitive, which in conjunction with the general level of interest rates, yields abnormal changes in net-interest income as further rate declines are modeled. This occurs due to a practical floor of zero for deposit interest rates.
(2)	Tax adjusted at a 40.00% rate.

It is PremierWest’s policy to manage interest rate risk to maximize long-term profitability within pre-established risk tolerance parameters under the range of likely interest rate scenarios.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Note:	These consolidated financial statements have not been reviewed, or confirmed for accuracy or relevance by the Federal Deposit Insurance Corporation.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

PremierWest Bancorp and Subsidiary

We have audited the accompanying consolidated balance sheets of PremierWest Bancorp and Subsidiary (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2010. We also have audited the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PremierWest Bancorp and Subsidiary as of December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, PremierWest Bancorp and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.

/s/ Moss Adams LLP

Portland, Oregon

March 16, 2011

PREMIERWEST BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31, 2010	December 31, 2009
	(Dollars in Thousands)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$21,716	$33,092
Federal funds sold	3,085	69,855
Interest-bearing deposits	114,173	168

Total cash and cash equivalents	138,974	103,115

Interest-bearing certificates of deposit (original maturities greater than 90 days)	1,500	50,650
Investments:
Investment securities available-for-sale, at fair market value	183,683	114,937
Investment securities held-to-maturity, at amortized cost (fair value of $29,615 at 12/31/10, $43,536 at 12/31/09)	29,133	43,384
Investment securities—Community Reinvestment Act	2,000	4,000
Restricted equity securities	3,474	3,643

Total investments	218,290	165,964

Mortgage loans held-for-sale	929	1,731
Loans, net of deferred loan fees	976,795	1,148,127
Allowance for loan losses	(35,582)	(45,903)

Loans, net	941,213	1,102,224

Premises and equipment, net of accumulated depreciation and amortization	47,924	47,812
Core deposit intangibles, net of amortization	2,489	3,448
Other real estate owned and foreclosed assets	32,009	24,748
Accrued interest and other assets	27,892	36,622

TOTAL ASSETS	$1,411,220	$1,536,314

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Demand	$242,631	$256,167
Interest-bearing demand and savings	469,897	520,719
Time deposits	553,721	643,876

Total deposits	1,266,249	1,420,762

Federal Home Loan Bank borrowings	22	28
Junior subordinated debentures	30,928	30,928
Accrued interest and other liabilities	17,013	13,061

Total liabilities	1,314,212	1,464,779

COMMITMENTS AND CONTINGENCIES (Note 18)
SHAREHOLDERS’ EQUITY
Series B Preferred Stock, net of unamortized discount, no par value (liquidation preference $1,000 per share), 41,400 shares authorized, issued and outstanding	39,946	39,561
Common stock—no par value; 150,000,000 shares authorized; 10,034,830 shares issued and outstanding (2,477,193 at 12/31/09)	208,324	175,449
Accumulated deficit	(152,202)	(144,710)
Accumulated other comprehensive income	940	1,235

Total shareholders’ equity	97,008	71,535

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,411,220	$1,536,314

See accompanying notes.

PREMIERWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31, 2010	December 31, 2009	December 31, 2008
	(Dollars in Thousands, Except for Loss per Share Data)
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$63,695	$74,892	$87,587
Interest on investments:
Taxable	4,808	2,401	996
Nontaxable	197	139	150
Interest on federal funds sold	45	175	69
Other interest and dividends	269	308	134

Total interest and dividend income	69,014	77,915	88,936

INTEREST EXPENSE
Deposits:
Interest-bearing demand and savings	2,372	4,245	6,912
Time	9,599	13,896	19,432
Federal funds purchased	—	14	424
Federal Home Loan Bank advances	2	19	80
Junior subordinated debentures	1,101	1,794	1,725

Total interest expense	13,074	19,968	28,573

Net interest income	55,940	57,947	60,363
LOAN LOSS PROVISION	10,050	88,031	36,500

Net interest income (loss) after loan loss provision	45,890	(30,084)	23,863

NON-INTEREST INCOME
Service charges on deposits accounts	4,175	5,286	5,129
Other commissions and fees	2,829	2,813	2,269
Investment brokerage and annuity fees	1,554	1,285	1,454
Mortgage banking fees	385	676	462
Other non-interest income	2,356	992	920

Total non-interest income	11,299	11,052	10,234

NON-INTEREST EXPENSE
Salaries and employee benefits	28,420	28,260	26,782
Net occupancy and equipment	7,675	7,584	7,607
Net cost of operations of other real estate owned and foreclosed assets and problem loan expenses	7,231	2,504	—
FDIC and state assessments	4,670	3,631	1,056
Professional fees	2,836	2,250	1,288
Communications	1,973	2,051	2,078
Advertising	801	894	906
Goodwill impairment	—	74,920	—
Other non-interest expense	8,408	7,628	7,412

Total non-interest expense	62,014	129,722	47,129

LOSS BEFORE BENEFIT FOR INCOME TAXES	(4,825)	(148,754)	(13,032)
PROVISION (BENEFIT) FOR INCOME TAXES	134	(2,282)	(5,493)

NET LOSS	(4,959)	(146,472)	(7,539)
PREFERRED STOCK DIVIDENDS AND DISCOUNT ACCRETION	2,533	2,171	275

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(7,492)	$(148,643)	$(7,814)

LOSS PER COMMON SHARE:
BASIC	$(0.90)	$(60.07)	$(3.36)

DILUTED	$(0.90)	$(60.07)	$(3.36)

See accompanying notes.

PREMIERWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

	Preferred Stock		Common Stock		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity	Comprehensive Loss
	Shares	Amount	Shares	Amount
	(Dollars in Thousands, Except Share Amounts)
BALANCE—DECEMBER 31, 2007	11,000	$9,590	1,698,750	$97,266	$20,759	$60	127,675
Comprehensive loss:
Net loss	—	—	—	—	(7,539)	—	(7,539)	$(7,539)
Other comprehensive loss— Change in fair value of securities available-for-sale	—	—	—	—	—	(21)	(21)	(21)

Comprehensive loss								$(7,560)

Preferred stock dividend declared	—	—	—	—	(275)	—	(275)
Common stock cash dividend declared	—	—	—	—	(4,032)	—	(4,032)
Stock-based compensation expense	—	—	—	433	—	—	433
Repurchase of common stock	—	—	(4,080)	(435)	—	—	(435)
Stockmans Bank Acquisition	—	—	535,740	60,967	—	—	60,967
Stock options exercised	—	—	1,297	66	—	—	66
Stock options exercised (Note 22)	—	—	18,996	1,115	—	—	1,115
Shares exchanged in payment of option exercise consideration	—	—	(10,260)	(1,108)	—	—	(1,108)
Income tax benefit of stock options exercised	—	—	—	138	—	—	138
Preferred stock converted to common	(11,000)	(9,590)	116,992	9,590	—	—	—

BALANCE—December 31, 2008	—	—	2,357,435	168,032	8,913	39	176,984

Comprehensive loss:
Net loss	—	—	—	—	(146,472)	—	(146,472)	$(146,472)
Other comprehensive income— Change in fair value of securities available-for-sale	—	—	—	—	—	787	787	787
Amortization of unrealized gains for investment securities transferred to held-to-maturity	—	—	—	—	—	409	409	409

Comprehensive loss								$(145,276)

Preferred stock dividend paid	—	—	—	—	(1,047)	—	(1,047)
Preferred stock dividend accrued	—	—	—	—	(784)	—	(784)
Common stock dividend (5%)	—	—	117,871	4,741	(4,741)	—	—
Common stock cash dividend	—	—	—	—	(236)	—	(236)
Cash paid for fractional shares	—	—	—	—	(3)	—	(3)
Stock-based compensation expense	—	—	—	448	—	—	448
Stock options exercised and issuance of restricted stock	—	—	1,887	49	—	—	49
Issuance of Series B preferred stock to U.S. Treasury, and accretion of discount	41,400	39,561	—	—	(340)	—	39,221
Issuance of warrant to U.S. Treasury	—	—	—	2,179	—	—	2,179

BALANCE—December 31, 2009	41,400	39,561	2,477,193	175,449	(144,710)	1,235	71,535

PREMIERWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)—(continued)

	Preferred Stock		Common Stock		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity	Comprehensive Loss
	Shares	Amount	Shares	Amount
	(Dollars in Thousands, Except Share Amounts)
Comprehensive loss:
Net loss	—	—	—	—	(4,959)	—	(4,959)	$(4,959)
Other comprehensive loss—Change in fair value of securities available-for-sale	—	—	—	—	—	(285)	(285)	(285)
Amortization of unrealized gains for investment securities transferred to held-to-maturity	—	—	—	—	—	(10)	(10)	(10)

Comprehensive loss								$(5,254)

Preferred stock dividend accrued	—	—	—	—	(2,148)	—	(2,148)
Stock offering	—	—	7,557,637	32,503	—	—	32,503
Stock-based compensation expense	—	—	—	372	—	—	372
Accretion of discount from Series B preferred stock	—	385	—	—	(385)	—	—

BALANCE—December 31, 2010	41,400	$39,946	10,034,830	$208,324	$(152,202)	$940	$97,008

See accompanying notes.

PREMIERWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended
	December 31, 2010	December 31, 2009	December 31, 2008
	(Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,959)	$(146,472)	$(7,539)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	3,856	3,907	3,894
Impairment of goodwill	—	74,920	—
Loan loss provision	10,050	88,031	36,500
Deferred income taxes	—	5,580	771
Amortization of premiums and accretion of discounts on investment securities, net	2,378	923	104
Gain on sale of investments	(732)	(50)	—
Funding of loans held-for-sale	(18,681)	(35,455)	(24,536)
Sale of loans held-for-sale	19,867	34,707	25,251
Gain on sale of loans held-for-sale	(384)	(675)	(454)
Change in BOLI value (net of benefit obligations)	383	(553)	(2,624)
Stock-based compensation expense	372	448	433
Excess tax benefit from stock options exercised	—	—	(76)
Loss (gain) on sales of premises and equipment	409	(94)	(30)
Gain on sale of other real estate owned and foreclosed assets	(1,735)	(343)	—
Write down of other real estate owned due to impairment	5,347	1,507	—
Write down of low income housing tax credit investment	177	152	197
Changes in accrued interest receivable/payable and other assets/liabilities	10,431	1,135	(10,813)

Net cash provided by operating activities	26,779	27,668	21,078

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of interest-bearing certificates of deposit	(33,100)	(50,452)	—
Proceeds from interest-bearing certificates of deposit	82,250	—	—
Purchase of investment securities available-for-sale	(189,989)	(144,461)	—
Proceeds from principal payments received on securities available-for-sale	29,300	6,143	—
Proceeds from sale of securities available-for-sale	81,158	24,079	34
Purchase of investment securities held-to-maturity	(3,517)	(46,031)	(29,632)
Proceeds from principal payments received on securities held-to-maturity	18,610	164	—
Proceeds from maturities and calls of investment securities available-for-sale	9,000	—	—
Proceeds from maturities and calls of investment securities held-to-maturity	1,002	34,440	33,316
Purchase of Community Reinvestment Act investments	—	—	(4,000)
Proceeds from FHLB stock redemption	169	—	304
Loan (originations) payments, net	120,342	11,657	(54,248)
Purchase of premises and equipment	(3,461)	(2,268)	(2,950)
Proceeds from disposal of premises and equipment	4	534	—
Purchase of low income housing tax credit investment	(418)	(897)	(1,008)
Purchase of improvements for other real estate owned and foreclosed assets	(464)	(671)	—
Proceeds from sale of other real estate owned and foreclosed assets	20,210	7,485	—
Cash received, net of cash paid for acquision of Stockmans Financial Group	—	—	95,438
Cash received, net of cash paid for acquision of Wachovia branches	—	334,718	—

Net cash provided by investing activities	131,096	174,440	37,254

PREMIERWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS—(continued)

	For The Years Ended
	December 31, 2010	December 31, 2009	December 31, 2008
	(Dollars in Thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(154,513)	(132,891)	(21,040)
Net decrease in Federal Home Loan Bank borrowings	(6)	(20,014)	(12,584)
Net decrease in Federal Funds purchased	—	(25,003)	(29,016)
Repurchase of common stock	—	—	(435)
Cash received from stock offerings, net of costs	32,503	—	—
Dividends paid on common stock	—	(236)	(5,051)
Dividends paid on preferred stock	—	(1,047)	(275)
Cash paid for fractional shares relating to stock dividend	—	(3)	—
Stock options exercised	—	49	73
Excess tax benefit from stock options exercised	—	—	76
Proceeds from issuance of preferred stock	—	41,400	—

Net cash used in financing activities	(122,016)	(137,745)	(68,252)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	35,859	64,363	(9,920)
CASH AND CASH EQUIVALENTS—Beginning of the period	103,115	38,752	48,672

CASH AND CASH EQUIVALENTS—End of the period	$138,974	$103,115	$38,752

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$12,328	$20,257	$28,428

Cash paid for taxes	$50	$650	$4,885

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfers of loans to other real estate owned and foreclosed assets	$30,619	$28,303	$4,423

Income tax benefit of stock options exercised	$—	$—	$138

Increase in goodwill resulting from acquisition of Stockmans Financial Group	$—	$37	$49,458

Increase in goodwill resulting from acquisition of Wachovia branches	$—	$4,483	$—

Preferred stock dividend accrued but not yet paid	$2,148	$784	$275

Stock issued for acquisition of Stockmans Financial Group	$—	$—	$60,967

Conversion of preferred stock to common stock	$—	$—	$9,590

Trust preferred securities interest accrued but not yet paid	$1,610	$—	$—

Accretion of preferred stock discount	$385	$340	$—

See accompanying notes.

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization—The accompanying consolidated financial statements include the accounts of PremierWest Bancorp (the Company or PremierWest) and its wholly-owned subsidiary, PremierWest Bank (the Bank).

The Bank offers a full range of financial products and services through a network of 44 full service branch offices, 37 of which are located along the Interstate 5 freeway corridor between Roseburg, Oregon, and Sacramento, California. Of the 44 full service branch offices, 23 are located in Oregon (Jackson, Josephine, Deschutes, Douglas, and Klamath Counties) and 21 are located in California (Siskiyou, Shasta, Butte, Tehama, Sacramento, Yolo, and Nevada Counties). Effective April 30, 2010, four existing branches (one each in Douglas, Butte, Placer, and Sacramento counties) were closed and consolidated with existing PremierWest branches in close proximity. The Bank’s activities include the usual lending and deposit functions of a community oriented commercial bank: commercial, real estate, installment, and mortgage loans; checking, time deposit, and savings accounts; mortgage loan brokerage services; and automated teller machines (ATMs) and safe deposit facilities. The Bank has three subsidiaries: Premier Finance Company, PremierWest Investment Services, Inc., and Blue Star Properties, Inc. Premier Finance Company, has offices in Medford, Grants Pass, Roseburg, Klamath Falls, Eugene and Portland, Oregon and Redding, California and is engaged in the business of consumer lending. PremierWest Investment Services, Inc. operates throughout the Bank’s market area providing brokerage services for investment products including stocks, bonds, mutual funds and annuities. Blue Star Properties, Inc. serves solely to hold real estate properties for the Company but is currently inactive.

In December 2004, the Company established PremierWest Statutory Trust I and II (the Trusts), as wholly-owned Delaware statutory business trusts, for the purpose of issuing guaranteed individual beneficial interests in junior subordinated debentures “Trust Preferred Securities”. The Trusts issued $15.5 million in Trust Preferred Securities for the purpose of providing additional funding for operations and enhancing the Company’s consolidated regulatory capital. A third trust, the Stockmans Financial Trust I, in the amount of $15.5 million, was added in 2008 pursuant to the acquisition of Stockmans Financial Group. In accordance with the Financial Accounting Standards Board’s (“FASB”) “Consolidation” the Company has not included the Trusts in its consolidated financial statements. However, the junior subordinated debentures issued by the Company to the Trusts are reflected in the Company’s consolidated balance sheets.

The company issued a 1-for-10 reverse stock split on February 10, 2011. No stock dividend was declared in 2010. The Company declared a 5% stock dividend in January 2009. No stock dividend was declared in 2008. All per share amounts and calculations in the accompanying consolidated financial statements have been recalculated to reflect the effects of the reverse stock split and the 2009 stock dividend.

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

The preparation of consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates made by management involve the calculation of the allowance for loan losses, valuation of impaired loans, the fair value of available-for-sale investment securities, the value of other real estate owned, determination of a deferred tax asset valuation allowance and the calculations involved in determining potential goodwill impairment.

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

Upon transfers of securities from the available-for-sale classification to the held-to-maturity classification, the Bank ceases to recognize unrealized gains and losses, net of deferred taxes, in other comprehensive income, and records the unrealized gain or loss at the time of transfer, net of related deferred taxes, as a premium or discount on the related security. The unrealized gain or loss at the time of transfer is then amortized or accreted as an adjustment to yield from the date of transfer through the maturity date of each security transferred. The amortization or accretion of the unrealized gain or loss reported in shareholders’ equity will offset or mitigate the effect on interest income resulting from the transfer of available-for-sale securities to the held-to-maturity classification.

Prior to the second quarter of 2009, the Company would assess an other-than-temporary impairment (“OTTI”) or permanent impairment based on the nature of the decline and whether the Company has the ability and intent to hold the investments until a market price recovery. If the Company determined a security to be other-than-temporary or permanently impaired, the full amount of the impairment would be recognized through earnings in its entirety. New guidance related to the recognition and presentation of OTTI of debt securities became effective in the second quarter of 2009. Rather than asserting whether a Company has the ability and intent to hold an investment until a market price recovery, a company must consider whether it intends to sell a security or if it is

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(continued)

unlikely that they would be required to sell the security before recovery of the amortized cost basis of the investment, which may be at maturity. For debt securities, if we intend to sell the security or it is likely that we will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If we do not intend to sell the security and it is not likely that we will be required to sell the security but we do not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (“OCI”). Impairment losses related to all other factors are presented as separate categories within OCI. For investment securities held-to-maturity, this amount is accreted over the remaining life of the debt security prospectively based on the amount and timing of future estimated cash flows. The accretion of the amount recorded in OCI increases the carrying value of the investment and does not affect earnings. If there is an indication of additional credit losses, the security is re-evaluated according to the procedures described above. No OTTI losses were recognized in the years ended December 31, 2010, 2009 and 2008.

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

Restricted equity securities—The Bank’s investment in Federal Home Loan Bank of Seattle (“FHLB”) stock is recorded as a restricted equity security and carried at par value, which approximates fair value. As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets, or FHLB advances. At December 31, 2010 and 2009, the Bank met its minimum required investment. The Bank may request redemption at par value of any FHLB stock in excess of the minimum required investment. Stock redemptions are at the discretion of the FHLB.

As required of all members of the Federal Home Loan Bank of Seattle (FHLB) system, the Company maintains investment in the capital stock of the FHLB in an amount equal to the greater of $500 or 0.5% of home mortgage loans and pass-through securities plus 5.0% of the outstanding balance of mortgage home loans sold to FHLB under the Mortgage Purchase Program. The FHLB system, the largest government sponsored entity in the United States, is made up of 12 regional banks, including the FHLB of Seattle. Participating banks record the value of FHLB stock equal to its par value at $100 per share. The Company is required to hold FHLB’s stock in order to receive advances and views this investment as long-term. Thus, when evaluating it for impairment, the value is determined based on the ultimate recoverability of cost through redemption by the FHLB or from the sale to another member, rather than by recognizing temporary declines in value. The FHLB disclosed that it incurred net losses in its fiscal year 2009, suspended dividend payments to its members and remains undercapitalized as of December 31, 2010. The Company has concluded that its investment in FHLB is not impaired as of December 31, 2010, and believes that it will ultimately recover the par value of its investment in this stock.

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

Transfer of Financial Asset—In the normal course of business, the Bank participates portions of loans to third parties in order to extend the Bank’s lending capacity or to mitigate risk.

Loans and the allowance for loan losses—Loans are stated at the amount of unpaid principal reduced by the allowance for loan losses, deferred loan fees, and restructuring concessions. The allowance for loan losses represents Management’s recognition of the assumed risks of extending credit and the quality of the existing loan portfolio. The allowance is established to absorb known and inherent losses in the loan portfolio as of the balance sheet date. The allowance is maintained at a level considered adequate to provide for probable loan losses based on Management’s assessment of various factors affecting the portfolio. Such factors include historical loss experience; review of problem loans; underlying collateral values and guarantees; current economic conditions; legal representation regarding the outcome of pending legal action for collection of loans and related loan guarantees; and an overall evaluation of the quality, risk characteristics and concentration of loans in the portfolio. The allowance is based on estimates and ultimate losses may vary from the current estimates. These estimates are reviewed periodically and as adjustments become necessary, they are reported in operations in the periods in which they become known. The allowance is increased by provisions charged to operations and reduced by loans charged-off, net of recoveries.

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

The Bank considers loans to be impaired when Management believes based on current information that it is probable that all amounts due will not be collected according to the contractual terms. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the loan’s underlying collateral less estimated costs to sell or related guarantee. Since a significant portion of the Bank’s loans are collateralized by real estate, the Bank primarily measures impairment based on the estimated fair value of the underlying collateral or related guarantee. In certain other cases, impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate. Amounts deemed impaired are either specifically allocated for in the allowance for loan losses or reflected as a partial charge-off of the loan balance. Smaller balance

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(continued)

homogeneous loans (typically, installment loans) are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual installment loans for impairment disclosures. Generally, the Bank evaluates a loan for impairment when it is placed on non-accrual status. All of the Bank’s impaired loans were on non-accrual status at December 31, 2010. After considering the borrower’s financial condition, the loan’s collateral position, collection efforts and other pertinent factors, impaired loans and other loans are charged to the allowance when the Bank believes that collection of future payments of principal is not probable.

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

Interest income on all loans is accrued as earned. The accrual of interest on impaired loans is discontinued when, in Management’s opinion, the borrower may be unable to make payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Non-accrual loans are returned to accrual status when the loans are paid current as to principal and interest and future payments are expected to be made in accordance with the contractual terms of the loan.

Loan origination and commitment fees, net of certain direct loan origination costs, are capitalized as an offset to the outstanding loan balance and recognized as an adjustment of the yield of the related loan.

Premises and equipment—Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization of premises and equipment is computed by the straight-line method over the shorter of the estimated useful lives of the assets or terms of underlying leases. Estimated useful lives range from 3 to 15 years for furniture, equipment, and leasehold improvements, and up to 40 years for building premises. The required annual analysis of long-lived assets indicated that no impairment existed for the years ended December 31, 2010, 2009 and 2008.

Core deposit intangibles—Core deposit intangibles are amortized to their estimated residual values over their respective estimated useful lives and are also reviewed for impairment. The required annual analysis of the core deposit intangibles indicated that no impairment existed for the years ended December 31, 2010, 2009 and 2008.

Goodwill—Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations. After completing the required annual analysis of goodwill in 2009, an impairment charge of $74.9 million was taken during the year ended December 31, 2009, to adjust the goodwill balance to zero.

Other real estate—Other real estate (“OREO”), acquired through foreclosure or deeds in lieu of foreclosure, is carried at the lower of cost or fair value, less estimated costs of disposal. When property is acquired, any excess of the loan balance over the fair value is charged to the allowance for loan losses. Holding costs, subsequent write-downs to fair value, if any, or any disposition gains or losses are included in non-interest expense. The Bank had $32.0 million in other real estate at December 31, 2010 and $24.7 million at December 31, 2009. The Bank held other foreclosed real estate not included in OREO of approximately $300,000 at December 31, 2009 and zero at December 31, 2010.

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(continued)

Advertising—Advertising and promotional costs are generally charged to expense during the period in which they are incurred.

Income taxes—Income taxes are accounted for using the asset and liability method. Deferred income tax assets and liabilities are determined based on the tax effects of the differences between the book and tax bases of the various balance sheet assets and liabilities. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Valuation allowances are established to reduce the net carrying amount of deferred tax assets if it is determined to be more likely than not that all or some of the deferred tax asset will not be realized. At December 31, 2010, the net deferred tax asset balance was zero.

The Company had no unrecognized tax benefits at January 1, 2007, or at December 31, 2010, 2009, or 2008. During the years ended December 31, 2010 and 2009, the Company recognized no interest and penalties. The Company files income tax returns in the U.S. Federal jurisdiction, California and Oregon. The Company is no longer subject to U.S. or Oregon state examinations by tax authorities for years before 2007 and California state examinations for years before 2006.

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

Preferred stock—In accordance with the relevant accounting pronouncements and guidance from the Securities and Exchange Commission’s (the “SEC”) Office of the Chief Accountant, the Company recorded the issuance of the Preferred Stock and detachable Warrant pursuant to the U.S. Department of Treasury’s Troubled Asset Relief Capital Purchase Program (“TARP”) within shareholders’ equity on the Consolidated Balance Sheets. The Preferred Stock and detachable Warrant were initially recognized based on their relative fair values at the date of issuance. As a result, the Preferred Stock’s carrying value is at a discount to the liquidation value or stated value. In accordance with “Increasing Rate Preferred Stock,” the discount is considered an unstated dividend cost that shall be amortized over the period preceding commencement of the perpetual dividend using the effective interest method, by charging the imputed dividend cost against retained earnings and increasing the carrying amount of the Preferred Stock by a corresponding amount. The discount is therefore being amortized over five years using a 6.26% effective interest rate. The total stated dividends (whether or not declared) and unstated dividend cost combined represents a period’s total Preferred Stock dividend, which is deducted from net income to arrive at net loss available to common shareholders on the Consolidated Statements of Operations.

Stock-based compensation—The Company measures and recognizes as compensation expense the grant date fair market value for all share-based awards. That portion of the grant date fair market value that is ultimately expected to vest is recognized as expense over the requisite service period, typically the vesting period, utilizing the straight-line attribution method.

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

The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend yield is based on Management’s estimate at the time of grant. Three cash dividends were declared during fiscal year 2008 and one cash dividend was declared during fiscal year 2009. No cash dividends were declared during fiscal year 2010. Going forward in fiscal 2011, the Board of Directors will review the dividend policy on a quarter-by-quarter basis subject to regulatory approval. Cash dividends are not paid on unexercised options. The Company attempts to use historical data to estimate option exercise and employee termination behavior in order to estimate an expected life for each option grant. The expected life falls between the vesting period or requisite service period and the contractual term for the option. Two employee classes having similar exercise and termination behavior are used for valuation purposes. Those classes are “employees” and “executive officers and directors.” During 2010 for options granted to the “employees” class, the Company estimated an expected life of 7 years.

Cash flows from the tax benefits resulting from tax deductions in excess of the compensation expense recognized for stock options (excess tax benefits) are reported as financing cash flows. There were no excess tax benefits classified as financing cash inflows for the years ended December 31, 2010 and 2009. The excess tax benefits reported as operating cash flows for the year ended December 31, 2008 was $76,000.

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

Fair value of financial instruments—On January 1, 2008, the Company adopted Statement of Financial Accounting Standards “Fair Value Measurements.” This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, “Fair Value Measurements” established a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy is as follows:

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

Other Real Estate Owned and Foreclosed Assets—Real estate acquired through foreclosure, voluntary deed, or similar means is classified as other real estate owned (“OREO”) until it is sold. Foreclosed properties included as OREO are recorded at fair value less the cost to sell which becomes the property’s new basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses. After foreclosure, management periodically performs valuations such that the real estate is carried at the lower of its new cost basis or fair value, net of estimated costs to sell. Certain assets held within this balance sheet caption represent impaired real estate that has been adjusted to its estimated fair value as a result of management’s periodic impairment evaluations using property appraisals from independent real estate appraisers.

The following methods and assumptions were used by the Bank in estimating fair values of assets and liabilities, in accordance with the provisions of Financial Accounting Standards Board, “Disclosures about Fair Value on Financial Instruments”:

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

Recently issued accounting standards—In January 2011, the FASB issued Accounting Standards Update ASU No. 2011-01 ”Receivables (Topic 310) – Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.” This standard temporarily delays the public entity effective date for disclosures related to troubled debt restructurings originally introduced in ASU No. 2010-20. According to the current guidance in ASU No. 2010-20, public-entity creditors would have provided disclosures about troubled debt restructurings for periods beginning on or after December 15, 2010. That guidance is now effective for interim and annual periods ending after June 15, 2011. This standard is effective upon issuance. This update requires a significant expansion of disclosures for troubled debt restructurings, but the adoption of these disclosures are not expected to have a material impact on the consolidated financial statements.

In December 2010, the FASB issued Accounting Standards Update ASU No. 2010-29 “Business Combinations (Topic 805)—Disclosure of Supplementary Pro Forma Information for Business Combinations (a consensus of the FASB Emerging Issues Task Force).” This Standard instructs that if a public entity that was recently involved in a merger or acquisition presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity in the same fashion as would be customary if the business combination had occurred as of the beginning of the prior annual reporting period only, and expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. These amendments are effective for business combinations for which the acquisition date is on or after the beginning of

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(continued)

the first annual reporting period beginning on or after December 15, 2010, and should be applied prospectively. The adoption of ASU No. 2010-29 is not expected to have a material impact on the consolidated financial statements.

In December 2010, the FASB issued Accounting Standards Update ASU No. 2010-28 “Intangibles—Goodwill and Other (Topic 350) – When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” The changes to FASB ASC 350-25-35 modify Step 1 of the evaluation of goodwill impairment for reporting units with zero or negative carrying amounts to require that Step 2 of the impairment test be performed to measure the amount of any impairment loss when it is more likely than not that a goodwill impairment exits. This change prevents the assertion made by some businesses that Step 2 need not be taken when the carrying amount of a unit is zero or less. For public entities, the amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010, with early adoption not permitted. The adoption of ASU No. 2010-28 is not expected to have a material impact on the consolidated financial statements.

In July 2010, the FASB issued Accounting Standards Update ASU No. 2010-20 “Receivables (Topic 310)—Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” to improve the quality of financial reports by lowering the threshold for disclosure of an entity’s allowance for credit losses and the credit quality of its financing receivables, the FASB says an entity should provide disclosures disaggregated into two levels: portfolio segment and class of financing receivable. Users of financial statements should be able to readily evaluate the nature of credit risk inherent in an entity’s portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. Numerous additional disclosures relating to financing receivables are also being required, in order to shed further light on an entity’s financial position. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. This update required a significant expansion of credit related disclosures, but the adoption of ASU No. 2010- 20 did not have a material impact on the consolidated financial statements.

In April 2010, the FASB issued Accounting Standards Update ASU No. 2010-18 “Receivables (Topic 310)—Effect of a Loan Modification When the Loan is Part of the Pool that is Accounted for as a Single Asset” to clarify the guidance for loans acquired in a pool of assets with evidence of declining credit quality. FASB ASC 310-20, Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality, is amended to clarify the criteria by which an acquired loan can be removed from an asset pool. Modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. The amendments will be effective for loans that are part of an asset pool and are modified during financial reporting periods that end on or after July 15, 2010. The adoption of ASU No. 2010-18 did not have a material impact on the consolidated financial statements.

In April 2010, the FASB issued Accounting Standards Update ASU No. 2010-12 “Income Taxes” (Topic 740) to address changes in accounting for income taxes resulting from recently issued Health Care and Education Reconciliation Act of 2010 and the Patient Protection and Affordable Care Act. The update explains that even though the bills were signed seven days apart, they should be considered together for accounting purposes. If a

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(continued)

registrant’s reporting period ends after the signing of the first bill, but before the signing of the second, they should take the effects of both bills into consideration when measuring current and deferred tax liabilities and assets. The adoption of ASU No. 2010-12 did not have a material impact on the consolidated financial statements.

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

In January 2010, the FASB issued Accounting Standards Update ASU No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements” to improve disclosures about fair value measurements. For each class of assets and liabilities, reporting entities will have to provide additional disclosures describing the reasons for transfers of assets in and out of Levels 1 and 2 of the three-tier fair value hierarchy in accordance with FASB ASC Topic 820. For assets valued with the Level 3 method, the entity will have to separately present purchases, sales, issuances, and settlements in the reconciliation for fair value measurements. This update also states that an entity should provide fair value measurements for each class of asset or liability, and explain the inputs and techniques used in calculating Levels 2 and 3 fair value measurements. The adoption of ASU No. 2010-06 did not have a material impact on the consolidated financial statements.

In December 2009, the FASB issued Accounting Standards Update ASU No. 2009-16 “Transfers and Servicing (Topic 860)—Accounting for Transfers of Financial Assets” to amend the codification of FASB Statement of Financial Accounting Standard (SFAS) No. 166, “Accounting for Transfers of Financial Assets” issued on June 12, 2009. ASU No. 2009-16 amends FASB ASC Subtopic 860-10-15-1, “Transfers and Servicing,” and establishes accounting and reporting standards for transfers and servicing of financial assets. It also establishes the accounting for transfers of servicing rights. The adoption of ASU No. 2009-16 did not have a material impact on the consolidated financial statements.

Reclassifications—Certain reclassifications have been made to the 2009 and 2008 consolidated financial statements to conform to current year presentations. These reclassifications have no effect on previously reported net loss per share.

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2—REGULATORY AGREEMENT, ECONOMIC CONDITION AND MANAGEMENT PLAN

Based on the results of an examination completed during the third quarter of 2009, effective April 6, 2010, the Bank stipulated to the issuance of a formal regulatory Consent Order (the “Agreement”) with the Federal Deposit and Insurance Corporation (“FDIC”) and the Oregon Division of Finance and Corporate Securities (the “DFCS”), the Bank’s principal regulators, primarily as a result of recent significant operating losses and increasing levels of adversely-classified loans. The Agreement imposes certain operating restrictions on the Bank, all of which have been implemented by the Bank.

Among the corrective actions required are for the Bank to retain qualified management, restrict dividends, reduce adversely-classified loans, maintain an adequate allowance for loan losses, revise the strategic plan and various policies, as well as, maintain elevated capital levels. In addition, the Agreement provides timelines and thresholds from the date of issuance to achieve the aforementioned corrective actions.

In order to proactively respond to the current regulatory environment and the Bank’s credit issues, Management initiated measures intended to increase regulatory capital ratios prior to entering into the Agreement. Among the measures taken were the following:

•

Completion of equity issuances sufficient to raise the Company’s regulatory capital ratios to levels in excess of those required to be considered “Well-Capitalized” under the regulatory framework for prompt corrective action except for the 10.0% leverage ratio set by the Agreement.

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

On June 4, 2010, the Company entered into a Written Agreement (the “Written Agreement”) with the Federal Reserve Bank of San Francisco and the DFCS, which routinely accompanies or follows an FDIC Consent Order, and is comparable to the Agreement described above. The Written Agreement provides that the Company will:

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
(Dollars in 000’s)
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

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4—CASH AND DUE FROM BANKS

The Bank was required to maintain an average reserve balance of approximately $4.8 million and $4.0 million at December 31, 2010 and 2009, respectively, with the Federal Reserve Bank or maintain such reserve balances in the form of cash. This requirement was met by holding cash and maintaining average reserve balances with the Federal Reserve Bank in excess of the held cash amounts.

NOTE 5—INVESTMENT SECURITIES

Investment securities at December 31, 2010 and December 31, 2009 consisted of the following:

(Dollars in 000’s)
	December 31, 2010
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale:
Collateralized mortgage obligations	$131,372	$1,647	$(802)	$132,217
Mortgage-backed securities	9,023	72	(39)	9,056
U.S. Government and agency securities	36,371	24	(119)	36,276
Obligations of states and political subdivisions	6,009	125	—	6,134

Total	$182,775	$1,868	$(960)	$183,683

Held-to-maturity:
Collateralized mortgage obligations	$—	$—	$—	$—
Mortgage-backed securities	4,781	108		4,889
U.S. Government and agency securities	12,151	378	—	12,529
Obligations of states and political subdivisions	12,201	179	(183)	12,197

Total	$29,133	$665	$(183)	$29,615

Investment securities—
Other Community Reinvestment Act	$2,000	$—	$—	$2,000

Restricted equity securities	$3,474	$—	$—	$3,474

	December 31, 2009
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale:
Collateralized mortgage obligations	$75,843	$1,143	$(29)	$76,957
Mortgage-backed securities	4,196	105	—	4,301
U.S. Government and agency securities	27,661	133	—	27,794
Obligations of states and political subdivisions	6,044	—	(159)	5,885

Total	$113,744	$1,381	$(188)	$114,937

Held-to-maturity:
Collateralized mortgage obligations	$—	$—	$—	$—
Mortgage-backed securities	5,807	90	(64)	5,833
U.S. Government and agency securities	28,238	208	(47)	28,399
Obligations of states and political subdivisions	9,339	111	(146)	9,304

Total	$43,384	$409	$(257)	$43,536

Investment securities—
Other Community Reinvestment Act	$4,000	$—	$—	$4,000

Restricted equity securities	$3,643	$—	$—	$3,643

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5—INVESTMENT SECURITIES—(continued)

The table below presents the gross unrealized losses and fair value of the Bank’s investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2010. Of these amounts, 23 available-for-sale and five held-to-maturity comprised the less than 12 months category, and one available-for-sale and four held-to-maturity investments comprised the 12 months or more category.

(Dollars in 000’s)
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At December 31, 2010
Available-for-sale:
Collateralized mortgage obligations	$43,239	$(802)	$2	$—	$43,241	$(802)
Mortgage-backed securities	2,960	(39)	—	—	2,960	(39)
U.S. Government and agency securities	19,974	(119)	—	—	19,974	(119)
Held-to-maturity:
Obligations of state and political subdivisions	3,593	(176)	553	(7)	4,146	(183)

	$69,766	$(1,136)	$555	$(7)	$70,321	$(1,143)

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At December 31, 2009
Available-for-sale:
Collateralized mortgage obligations	$6,938	$(29)	$—	$—	$6,938	$(29)
Mortgage-backed securities	—	—	21	—	21	—
Obligations of state and political subdivisions	4,830	(159)	—	—	4,830	(159)
Held-to-maturity:
Collateralized mortgage obligations	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	4,103	(64)	—	—	4,103	(64)
U.S. Government and agency securities	7,953	(47)	—	—	7,953	(47)
Obligations of state and political subdivisions	3,421	(132)	802	(14)	4,223	(146)

	$27,245	$(431)	$823	$(14)	$28,068	$(445)

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

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5—INVESTMENT SECURITIES—(continued)

The amortized cost and estimated fair value of investment securities at December 31, 2010, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

At December 31, 2010

(Dollars in 000’s)
	Available-for-sale		Held-to-maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$6,031	$6,027	$1,801	$1,805
Due after one year through five years	31,376	31,303	12,469	12,862
Due after five years through ten years	78	80	5,045	4,987
Due after ten years	145,290	146,273	9,818	9,961

	$182,775	$183,683	$29,133	$29,615

The following table summarizes the gross realized gains & gross realized losses on the sale of available-for-sale securities for the years ended December 31, 2010, 2009, and 2008:

Dollars in Thousands

Years ended December 31	2010		2009		2008
	Gains	Losses	Gains	Losses	Gains	Losses
Collateralized mortgage obligations	590	—	119	69	—	—
Mortgage-backed securities	84	—	—	—	—	—
U.S. Government and agency securities	92	34	—	—	—	—
Obligations of states and political subdivisions	—	—	—	—	—	—

Total	766	34	119	69	—	—

At December 31, 2010, investment securities with an estimated fair market value of $210.0 million were pledged to secure public deposits, certain nonpublic deposits and borrowings.

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6—LOANS

Loans as of December 31, 2010, consisted of the following (in thousands):

Loans as of December 31, 2010 and December 31, 2009 consisted of the following:

(Dollars in 000’s)	December 31, 2010	December 31, 2009
Construction, Land Dev & Other Land	$62,666	$144,560
Commercial & Industrial	119,077	160,868
Commercial Real Estate Loans	626,387	660,055
Secured Multifamily Residential	24,227	21,657
Other Commercial Loans Secured by RE	59,284	63,604
Loans to Individuals, Family & Personal Expense	12,472	13,071
Consumer/Finance	36,859	37,063
Other Loans	37,255	43,220
Overdrafts	319	4,929

Gross loans	978,546	1,149,027
Less: allowance for loan losses	(35,582)	(45,903)
Less: deferred fees and restructed loan concessions	(1,751)	(900)

Loans, net	$941,213	$1,102,224

The Bank’s market area consists principally of Jackson, Josephine, Deschutes, Douglas and Klamath counties of Oregon, and Butte, Siskiyou, Shasta, Tehama, Sacramento and Yolo counties of northern California. A substantial portion of the Bank’s loans are collateralized by real estate in these geographic areas and, accordingly, the ultimate collectability of a substantial portion of the Bank’s loan portfolio is susceptible to changes in the respective local market conditions.

In the normal course of business, the Bank participates portions of loans to third parties in order to extend the Bank’s lending capability or to mitigate risk. At December 31, 2010 and 2009, the portion of these loans participated to third parties (which are not included in the accompanying consolidated financial statements) totaled approximately $24.6 million and $30.1 million, respectively.

NOTE 7—ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY

The allowance for loan losses represents the Company’s estimate as to the probable credit losses inherent in its loan portfolio. The allowance for loan losses is increased through periodic charges to earnings through provision for loan losses and represents the aggregate amount, net of loans charged-off and recoveries on previously charged-off loans, that is needed to establish an appropriate reserve for credit losses. The allowance is estimated based on a variety of factors and using a methodology as described below:

•

The Company classifies loans into relatively homogeneous pools by loan type in accordance with regulatory guidelines for regulatory reporting purposes. The Company regularly reviews all loans within each loan category to establish risk ratings for them that include Pass, Watch, Special Mention, Substandard, Doubtful and Loss. Pursuant to “Accounting for Creditors for Impairment of a Loan”, the impaired portion of collateral dependent loans is charged-off. Other risk-related loans not considered impaired have loss factors applied to the various loan pool balances to establish loss potential for provisioning purposes.

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7—ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY—(continued)

•

Analyses are performed to establish the loss factors based on historical experience, as well as expected losses based on qualitative evaluations of such factors as the economic trends and conditions, industry conditions, levels and trends in delinquencies and impaired loans, levels and trends in charge-offs and recoveries, among others. The loss factors are applied to loan category pools segregated by risk classification to estimate the loss inherent in the Company’s loan portfolio pursuant to “Accounting for Contingencies.”

•

Additionally, impaired loans are evaluated for loss potential on an individual basis in accordance with “Accounting for Creditors for Impairment of a Loan,” and specific reserves are established based on thorough analysis of collateral values where loss potential exists. When an impaired loan is collateral dependent and a deficiency exists in the fair value of real estate collateralizing the loan in comparison to the associated loan balance, the deficiency is charged-off at that time. Impaired loans are reviewed no less frequently than quarterly.

•

In the event that a current appraisal to support the fair value of the real estate collateral underlying an impaired loan has not yet been received, but the Company believes that the collateral value is insufficient to support the loan amount, an impairment reserve is recorded. In these instances, the receipt of a current appraisal triggers an updated review of the collateral support for the loan and any deficiency is charged-off or reserved at that time. In those instances where a current appraisal is not available in a timely manner in relation to a financial reporting cut-off date, the Company discounts the most recent third-party appraisal depending on a number of factors including, but not limited to, property location, local price volatility, local economic conditions, and recent comparable sales. In all cases, the costs to sell the subject property are deducted in arriving at the fair value of the collateral. Any unpaid property taxes or similar expenses are expensed at the time the property is acquired by the Bank.

The Company updated its methodology for estimating probable credit losses during the current period to better align the allowance with the risk within in its loan portfolio by improving the timeliness and relevance of losses reflected in the historical loss factors applied to each loan category pool. These changes included the following:

•	Reducing the time period over which the historical loss factors are calculated from five years to three years.

•	Moving the time period over which the historical loss factors are calculated forward to eliminate time lag and incorporate all losses incurred through the balance sheet date.

•

Further segmentation of the loan portfolio for purposes of developing and applying historical loss factors to specific segments within the portfolio, rather than loss rates determined at an aggregated general loan category level.

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7—ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY—(continued)

Transactions in the allowance for loan losses for the years ended December 31 were as follows (in thousands):

Allowance for Credit Losses and Recorded Investment in Financing Receivables

For the Years Ended December 31, 2010 and 2009

(Dollars in 000’s)
	Construction, Land Dev	Comm & Industrial	Comm Real Estate	Comm Real Estate Multi	Comm Real Estate -Other	Loans to Individuals	Consumer Finance	Other Loans and Overdrafts	Total
2010
Allowance for credit losses:
Beginning balance	$15,033	$6,409	$20,923	$506	$531	$231	$1,150	$1,120	$45,903
Charge-offs	(11,689)	(2,364)	(8,534)	—	(1,434)	(133)	(1,697)	(722)	(26,573)
Recoveries	1,757	2,020	1,124	—	102	6	917	276	6,202
Provision	(398)	1,986	906	(380)	5,424	869	2,006	(363)	10,050

Ending balance	$4,703	$8,051	$14,419	$126	$4,623	$973	$2,376	$311	$35,582

Ending balance: individually evaluated for impairment	$2,365	$295	$3,554	$—	$3,440	$5	$—	$—	$9,659

Ending balance: collectively evaluated for impairment	$2,338	$7,756	$10,865	$126	$1,183	$968	$2,376	$311	$25,923

Loans:
Ending balance	$62,666	$119,077	$626,387	$24,227	$59,284	$12,472	$36,859	$37,574	$978,546

Ending balance: individually evaluated for impairment	$32,584	$2,709	$80,604	$307	$10,725	$26	$—	$2,538	$129,493

Ending balance: collectively evaluated for impairment	$30,082	$116,368	$545,783	$23,920	$48,559	$12,446	$36,859	$35,036	$849,053

2009
Allowance for credit losses:
Beginning balance	$6,603	$1,575	$6,925	$144	$241	$204	$1,027	$438	$17,157
Charge-offs	(23,944)	(21,139)	(10,419)	(696)	(1,666)	(510)	(2,463)	(230)	(61,067)
Recoveries	819	140	13	—	3	40	666	101	1,782
Provision	31,555	25,833	24,404	1,058	1,953	497	1,920	811	88,031

Ending balance	$15,033	$6,409	$20,923	$506	$531	$231	$1,150	$1,120	$45,903

Ending balance: individually evaluated for impairment	$7,123	$357	$164	$—	$75	$—	$—	$—	$7,719

Ending balance: collectively evaluated for impairment	$7,910	$6,052	$20,759	$506	$456	$231	$1,150	$1,120	$38,184

Loans:
Ending balance	$144,560	$160,868	$660,055	$21,657	$63,604	$13,071	$37,063	$48,149	$1,149,027

Ending balance: individually evaluated for impairment	$52,519	$4,304	$40,375	$—	$5,981	$5	$—	$683	$103,867

Ending balance: collectively evaluated for impairment	$92,041	$156,564	$619,680	$21,657	$57,623	$13,066	$37,063	$47,466	$1,045,160

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7—ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY—(continued)

The following tables summarize the Company’s loans past due by type as of December 31, 2010 and 2009:

(Dollars in 000’s)
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days Past Due and Accruing
December 31, 2010
Construction, Land Dev & Other Land	$133	$—	$7,447	$7,580	$55,086	$62,666	$—
Commercial & Industrial	222	5	1,298	1,525	117,552	119,077	—
Commercial Real Estate Loans	8,011	2,007	36,396	46,414	579,973	626,387	—
Secured Multifamily Residential	—	—	307	307	23,920	24,227	—
Other Commercial Loans Secured by RE	97	224	2,709	3,030	56,254	59,284	—
Loans to Individuals, Family & Personal Expense	10	—	—	10	12,462	12,472	—
Consumer/Finance	603	188	123	914	35,945	36,859	123
Other Loans and Overdrafts	2,104	—	434	2,538	35,036	37,574	—

Total	$11,180	$2,424	$48,714	$62,318	$916,228	$978,546	$123

December 31, 2009
Construction, Land Dev & Other Land	$5,125	$4,207	$32,975	$42,307	$102,253	$144,560	$3,289
Commercial & Industrial	1,253	347	3,081	4,681	156,187	160,868	2,047
Commercial Real Estate Loans	3,126	1,495	29,636	34,257	625,798	660,055	—
Secured Multifamily Residential	—	—	—	—	21,657	21,657	—
Other Commercial Loans Secured by RE	1,222	—	3,029	4,251	59,353	63,604	29
Loans to Individuals, Family & Personal Expense	38	62	5	105	12,966	13,071	5
Consumer/Finance	617	359	50	1,026	36,037	37,063	50
Other Loans and Overdrafts	—	307	375	682	47,467	48,149	—

Total	$11,381	$6,777	$69,151	$87,309	$1,061,718	$1,149,027	$5,420

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7—ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY—(continued)

Impaired loans by type for the years ended December 31 were as follows:

(Dollars in 000’s)	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2010
With no Related Allowance
Construction, Land Dev & Other Land	$39,517	$26,007	$—	$25,675	$—
Commercial & Industrial	2,598	1,682	—	2,654	—
Commercial Real Estate Loans	76,316	66,917	—	57,839	—
Secured Multifamily Residential	307	307	—	183	—
Other Commercial Loans Secured by RE	4,553	3,913	—	4,897	—
Loans to Individuals, Family & Personal Expense	26	26	—	5	—
Consumer/Finance	123	123	—	10	16
Other Loans	2,864	2,538	—	737	—

Total	$126,304	$101,513	$—	$92,000	$16
With a Related Allowance
Construction, Land Dev & Other Land	$8,151	$6,577	$2,365	$11,324	$—
Commercial & Industrial	1,027	1,027	295	782	—
Commercial Real Estate Loans	19,321	13,687	3,554	8,800	—
Secured Multifamily Residential	—	—	—	—	—
Other Commercial Loans Secured by RE	6,812	6,812	3,440	2,017	—
Loans to Individuals, Family & Personal Expense	—	—	5	9	—
Consumer/Finance	—	—	—	—	—
Other Loans	—	—	—	207	—

Total	$35,311	$28,103	$9,659	$23,139	$—
Total Impaired Loans:
Construction, Land Dev & Other Land	$47,668	$32,584	$2,365	$36,999	$—
Commercial & Industrial	3,625	2,709	295	3,436	—
Commercial Real Estate Loans	95,637	80,604	3,554	66,639	—
Secured Multifamily Residential	307	307	—	183	—
Other Commercial Loans Secured by RE	11,365	10,725	3,440	6,914	—
Loans to Individuals, Family & Personal Expense	26	26	5	14	—
Consumer/Finance	123	123	—	10	16
Other Loans	2,864	2,538	—	944	—

Total Impaired Loans	$161,615	$129,616	$9,659	$115,139	$16

Included in the table above are $123,000 of consumer loans that are 90 days past due and still accruing interest. These loans are charged off according to policy after 120 days. The remaining loans are on non-accrual status at December 31, 2010.

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7—ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY—(continued)

	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
(Dollars in 000’s)
December 31, 2009

With no Related Allowance
Construction, Land Dev & Other Land	$49,674	$35,262	$—	$42,867	$20
Commercial & Industrial	1,737	3,527	—	3,466	135
Commercial Real Estate Loans	47,217	39,605	—	29,727	221
Secured Multifamily Residential	1,707	—	—	3,396	—
Other Commercial Loans Secured by RE	6,954	5,004	—	6,073	—
Loans to Individuals, Family & Personal Expense	—	5	—	522	—
Consumer/Finance	—	50	—	19	10
Other Loans	767	683	—	485	—

Total	$108,056	$84,136	$—	$86,555	$386

With a Related Allowance
Construction, Land Dev & Other Land	$19,672	$17,257	$7,123	$10,370	$—
Commercial & Industrial	785	777	357	1,100	—
Commercial Real Estate Loans	770	770	164	521	—
Secured Multifamily Residential	—	—	—	—	—
Other Commercial Loans Secured by RE	977	977	75	160	—
Loans to Individuals, Family & Personal Expense	—	—	—	—	—
Consumer/Finance			—	—	—
Other Loans	—	—	—	—	—

Total	$22,204	$19,781	$7,719	$12,151	$—

Total Impaired Loans:
Construction, Land Dev & Other Land	$69,346	$52,519	$7,123	$53,237	$20
Commercial & Industrial	2,522	4,304	357	4,566	135
Commercial Real Estate Loans	47,987	40,375	164	30,248	221
Secured Multifamily Residential	1,707	—	—	3,396	—
Other Commercial Loans Secured by RE	7,931	5,981	75	6,233	—
Loans to Individuals, Family & Personal Expense	—	5	—	522	—
Consumer/Finance	—	50	—	19	10
Other Loans	767	683	—	485	—

Total Impaired Loans	$130,260	$103,917	$7,719	$98,706	$386

Included in the table above are $50,000 of consumer loans that are 90 days past due and still accruing interest. These loans are charged off according to policy after 120 days. In addition, there are $5.4 million loans that are more than 90 days past due but not on nonaccrual status. The remaining loans are on non-accrual status at December 31, 2009.

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7—ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY—(continued)

In some instances the Company has modified or restructured loans to amend the interest rate and/or to extend the maturity. In those instances where concessions have been granted meeting the criteria for a troubled debt restructuring (“TDR”), the related loans have been recorded as TDR’s and placed on non-accrual status. TDR’s recorded by the Company at December 31, 2010 and 2009 totaled $45.2 million and $7.2 million and were comprised of 32 and 11 loans, respectively.

The Company assigns risk ratings to loans based on internal review. These risk ratings are grouped and defined as follows:

Pass—The borrower is considered creditworthy and has the ability to repay the debt in the normal course of business.

Watch—This rating indicates that according to current information, the borrower has the capacity to perform according to terms; however, elements of uncertainty (an uncharacteristic negative financial or other risk factor event) exist. Margins of debt service coverage are or have narrowed, and historical patterns of financial performance may be erratic although the overall trends are positive. If secured, collateral value and adequate sources of repayment currently protect the loan. Material adverse trends have not developed at this time. Loans in this category can be to new and/or thinly capitalized companies with limited proved performance history.

Special Mention—A Special Mention asset has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. Special Mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification. This rating is not a transitional grade by definition; however, an appropriate action plan is required to ensure timely risk rating change as circumstances warrant.

Substandard—The loan is inadequately protected by the current worth and/or paying capacity of the obligor or of the collateral pledged, if any. There are well-defined weaknesses that jeopardize the repayment of the debt. Although loss may not be imminent, if the weaknesses are not corrected, there is a good possibility that the Bank will sustain a loss. Loss potential, while existing in the aggregate amount of Substandard assets, does not have to exist in individual assets classified Substandard.

Doubtful—The loan has the weaknesses of those in the classification of Substandard, one or more of which make collection or liquidation in full, on the basis of currently ascertainable facts, conditions and values, highly questionable or improbable. The possibility of loss is extremely high, but certain identifiable contingencies that are reasonably likely to materialize may work to the advantage and strengthening of the loan, such that it is reasonable to defer its classification as a Loss until its more exact status may be determined. Contingencies that may call for deferral of Loss classification include proposed merger, acquisition, or liquidation procedures, capital injection, perfecting liens on additional collateral and refinancing plans. Loans in this classification are carried on nonaccrual and are considered impaired. Credits rated Doubtful are to be reviewed frequently to determine if event(s) that might require a change in rating upward or downward have taken place.

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7—ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY—(continued)

The following table summarizes our loans by type and group of December 31, 2010 and December 31, 2009:

Credit quality indicators for the twelve months ended December 31, 2010 and 2009 were as follows:

	Construction, Land Dev	Comm & Industrial	Comm Real Estate	Comm Real Estate Multi	Comm Real Estate - Other	Loans to Individuals	Other Loans and Overdraft
(Dollars in 000’s)
2010
Pass	$17,261	$58,567	$314,877	$9,215	$40,293	$11,620	$24,792
Watch	—	5,676	31,395	—	2,098	—	3,824
Special Mention	6,435	12,337	118,287	13,540	2,309	—	3,841
Substandard	35,893	41,404	147,513	1,472	7,772	826	5,117
Doubtful	3,077	1,093	14,315	—	6,812	26	—

Total	$62,666	$119,077	$626,387	$24,227	$59,284	$12,472	$37,574

Consumer Credit Exposure

Credit Risk Profile Based on Payment Activity

Consumer
Performing	$36,736
Nonperforming	123

Total	$36,859

	Construction, Land Dev	Comm & Industrial	Comm Real Estate	Comm Real Estate Multi	Comm Real Estate - Other	Loans to Individuals	Other Loans and Overdraft
2009
Pass	$38,231	$99,726	$347,342	$11,452	$50,696	$13,004	$35,670
Watch	2,770	5,992	76,364	1,482	148	62	3,616
Special Mention	8,218	23,705	96,525	7,422	5,036	—	4,082
Substandard	75,239	30,636	135,125	1,301	4,800	5	4,781
Doubtful	20,102	809	4,699	—	2,924	—	—

Total	$144,560	$160,868	$660,055	$21,657	$63,604	$13,071	$48,149

Consumer Credit Exposure

Credit Risk Profile Based on Payment Activity

Consumer
Performing	$37,013
Nonperforming	50

Total	$37,063

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8—PREMISES AND EQUIPMENT

Premises and equipment at December 31 consisted of the following (in thousands):

	2010	2009
Land and improvements	$13,672	$12,866
Buildings and leasehold improvements	37,440	37,795
Furniture and equipment	19,809	19,390

	70,921	70,051
Less accumulated depreciation and amortization	(25,024)	(22,501)

	45,897	47,550
Construction in progress	2,027	262

Premises and equipment, net of accumulated depreciation and amortization	$47,924	$47,812

Included in land and improvements is a land parcel with a book value of $348,000 located in Rogue River, Oregon, and held for future branch development.

Depreciation expense totaled $2.9 million, $3.1 million, and $3.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.

At December 31, 2010, there were no new construction contracts for new branches. Construction contracts related to branch facility improvements were approximately $1.3 million at December 31, 2010 and are included in construction in progress.

NOTE 9—CORE DEPOSIT INTANGIBLES

At December 31, 2010 and 2009, PremierWest had $2.5 million and $3.4 million of core deposit intangibles, respectively, net of accumulated amortization of $4.8 million and $3.9 million, respectively. For each of the years ending December 31, 2010, 2009 and 2008, PremierWest recorded amortization expense related to these core deposit intangibles totaling $959,000, $817,000, and $698,000 respectively.

The table below presents the estimated amortization expense for the core deposit intangibles acquired in all mergers for each of the next five years and thereafter:

Year	Estimated Amount
(in thousands)
2011	$499
2012	465
2013	465
2014	465
2015	334
Thereafter	261

$2,489

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10— GOODWILL

When goodwill exists, the Company performs a goodwill impairment analysis on an annual basis as of December 31 and on an interim basis when events or circumstances suggest impairment may potentially arise. A significant amount of judgment is required in determining if indications of impairment have occurred including, but not limited to, a sustained and significant decline in the stock price and market capitalization of the Company, a significant decline in the future cash flows expected by the Company, an adverse regulatory action, or a significant adverse change in the Company’s business operating environment and other events.

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

NOTE 11—INCOME TAXES

The provision (benefit) for income taxes for the years ended December 31 was as follows (in thousands):

	2010	2009	2008
Current expense:
Federal	$(345)	$(7,938)	$(6,264)
State	53	76	—

	(292)	(7,862)	(6,264)

Deferred expense (benefit):
Federal	1,006	17,617	1,427
State	(580)	(12,037)	(656)

	426	5,580	771

Provision (benefit) for income taxes	$134	$(2,282)	$(5,493)

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11—INCOME TAXES—(continued)

The provision (benefit) for income taxes results in effective tax rates that are different than the federal income tax statutory rate. Differences for the years ended December 31 are as follows (in thousands):

	2010		2009		2008
	Amount	Rate	Amount	Rate	Amount	Rate
Expected federal income tax provision at statutory rate	$(1,689)	35.00%	$(52,064)	35.00%	$(4,561)	35.00%
State income taxes, net of federal effect	(338)	7.01%	(4,133)	2.78%	(750)	5.76%
Effect of non-taxable interest income, net	(160)	3.32%	(131)	0.09%	(152)	1.17%
Effect of non-taxable increases in the cash surrender value of life insurance	(217)	4.50%	(219)	0.15%	(244)	1.87%
Stock-based compensation	91	-1.90%	156	-0.11%	184	-1.41%
Goodwill impairment	—	0.00%	24,274	-16.32%	—	0.00%
Increase in valuation allowance	1,963	-40.68%	30,172	-20.28%	—	0.00%
Estimated impact of Section 382	832	-17.24%	—	0.00%	—	0.00%
Other, net	(348)	7.22%	(337)	0.23%	30	-0.24%

Provision (benefit) for income taxes	$134	-2.77%	$(2,282)	1.53%	$(5,493)	42.15%

The components of the net deferred tax asset as of December 31 were approximately as follows (in thousands):

	2010	2009
Assets:
Allowance for loan losses	$14,463	$18,440
Benefit plans	3,795	3,612
Intangibles	1,510	1,302
State tax credits	511	517
Net operating loss	9,508	10,480
Other	7,876	2,930

Total deferred tax assets	37,663	37,281

Liabilities:
Net unrealized gains on investment securities available-for-sale	324	426
FHLB stock dividends	357	353
Premises and equipment	3,243	3,315
Loan origination costs	1,081	1,231
Prepaids	345	286
Deferred revenue	37	42
Other	465	1,882

Total deferred tax liabilities	5,852	7,535

Net deferred tax asset subtotal	31,811	29,746
Valuation allowance	(31,811)	(29,746)

Net deferred tax asset	$—	$—

The change in the valuation allowance is due to net operating losses established during the year due to taxable losses incurred and the impact of the Bank’s preliminary Internal Revenue Code Section 382 analysis.

Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of net operating loss and credit carryforwards may be limited in the event a cumulative change in ownership of more than 50 percent occurs

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11—INCOME TAXES—(continued)

within a three-year period. We determined that such an ownership change occurred as of March 19, 2010 as a result of stock issuances. Based on preliminary calculations, this ownership change resulted in estimated limitations on the utilization of tax attributes, including net operating loss carryforwards and tax credits. We estimated that approximately $17.9 million of our Oregon and $2.3 million of our California net operating loss carryforwards and $255,000 of Oregon tax credits will be effectively eliminated. Pursuant to Section 382, a portion of the limited net operating loss carryforwards and credits becomes available to use each year. We estimate that approximately $2.5 million and $1.2 million of the restricted Oregon net operating losses and tax credits and California net operating loss carryforwards, respectively, will become available each year.

The Bank’s deferred tax assets and valuation allowance have been reduced by $0.8 million to reflect the estimated impact of Section 382 limitations on the utilization of the Oregon and California net operating loss carryforwards and Oregon tax credits. The impact is also reflected in the reconciliation of the income tax (benefit) provision.

A $20.2 million federal net operating loss carryforward is available to offset future federal taxable income. This net operating loss will expire in 2029 if not utilized in an earlier period. After the impact of the estimated Section 382 analysis, an Oregon net operating loss carryforward of $22.9 million is available to offset future Oregon taxable income, which will begin to expire in 2023 if not utilized in an earlier period. After the impact of the estimated Section 382 analysis, a California net operating loss carryforward of $16.3 million is available to offset future California taxable income which will begin to expire in 2028 if not utilized in an earlier period. Federal general business credits of $430,000 are available to offset future income and will begin to expire in 2028. Federal alternative minimum tax credits of $503,000 are available to offset future federal income tax. These credits have no expiration.

After the impact of the estimated Section 382 analysis, the state tax credits include purchased tax credits totaling $9,000 and $255,000 at December 31, 2010 and 2009, respectively. These purchased tax credits consist of State of Oregon Business Energy Tax Credits (“BETC”) that will be utilized to offset future Oregon income taxes. The Company made BETC purchases in 2006 through 2008. The purchased credits expire after 8 years but are expected to be utilized within 5 years of purchase. Additional state tax credits include Oregon Lending credits that expire in 2014 as well as California Hiring credits and California Low-Income Housing credits. Neither of these credits has an expiration period; however, the California Hiring credit is dependent upon the Company continuing to transact business in the Enterprise Zone.

The 2010 increase in the net deferred tax asset valuation allowance of approximately $2.1 million included the effect of $324,000 related to unrealized gains and losses on securities available-for-sale that was allocated to other comprehensive income.

Management believes, based upon the Bank’s expected performance, that it is more likely than not that the deferred tax assets will not be recognized in the normal course of operations within the next business cycle and, accordingly, Management has reduced the entire net deferred tax asset by a corresponding valuation allowance.

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12—TIME DEPOSITS

Time deposits of $100,000 and over totaled approximately $220.4 million and $221.9 million at December 31, 2010 and 2009, respectively.

At December 31, 2010, the scheduled annual maturities for all time deposits were as follows (in thousands):

Years ending December 31, 2011	$351,370
2012	107,253
2013	73,298
2014	8,625
2015	12,805
Thereafter	370

$553,721

The Company had brokered deposits of $742,000 and $44.3 million at December 31, 2010, and 2009, respectively.

NOTE 13—FEDERAL FUNDS PURCHASED

The Bank maintains Federal funds lines with correspondent banks and the Federal Reserve discount window as a backup source of liquidity. Federal funds purchased generally mature within one to four days from the transaction date. The Federal Funds purchased balance at both December 31, 2010 and 2009 was zero. The Bank had approximately $20.0 million of federal funds lines available to draw against with correspondent banks. In addition, certain qualifying loans totaling approximately $30.2 million were pledged to provide for an additional available borrowing capacity of approximately $13.6 million with the Federal Reserve discount window as of December 31, 2010.

NOTE 14—FEDERAL HOME LOAN BANK BORROWINGS

The Bank had long-term borrowings outstanding with the Federal Home Loan Bank (“FHLB”) totaling $22,000 and $28,000 as of December 31, 2010 and 2009, respectively. The Bank makes monthly principal and interest payments on the long-term borrowings, which mature in 2014 and bear a fixed interest rate of 6.53%. The Bank also participates in the Cash Management Advance (“CMA”) program with the FHLB. CMA borrowings are short-term borrowings that mature within one year and accrue interest at the variable rate as published by the FHLB. As of December 31, 2010 and 2009, the Bank had no outstanding CMA borrowings. All outstanding borrowings with the FHLB are collateralized as provided for under the Advances, Security and Deposit Agreement between the Bank and the FHLB and include the Bank’s FHLB stock and any funds or investment securities held by the FHLB that are not otherwise pledged for the benefit of others. At December 31, 2010, the Company maintained a line of credit with the FHLB of Seattle for $80.6 million and was in compliance with its related collateral requirements. At December 31, 2010, the Company had letters of credit totaling $915,000 and $79.6 million was available for additional borrowing.

At December 31, 2010, the Company held a total of approximately $354,000 of cash on deposit with the FHLB of Seattle and FHLB of San Francisco.

The scheduled repayment of FHLB borrowings is as follows (in thousands):

Years ending December 31, 2011	$7
2012	7
2013	7
2014	1

$22

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Following are the terms of the junior subordinated debentures as of December 31, 2010:

Trust Name	Issue Date	Issued Amount	Rate	Maturity Date	Redemption Date
PremierWest Statutory Trust I	December 2004	$7,732,000	LIBOR + 1.75%(1)	December 2034	December 2009
PremierWest Statutory Trust II	December 2004	7,732,000	LIBOR + 1.79%(2)	March 2035	March 2010
Stockmans Financial Trust I	August 2005	15,464,000	LIBOR + 1.42%(3)	September 2035	September 2010

		$30,928,000

(1)	PremierWest Statutory Trust I was bearing interest at the fixed rate of 5.65% until mid-December 2009, at which time it changed to a variable rate of 3-month LIBOR (0.30% at December 15, 2010) plus 1.75% or 2.05%, adjusted quarterly, through the final maturity date in December 2034.
(2)	PremierWest Statutory Trust II was bearing interest at the fixed rate of 5.65% until March 2010, at which time it changed to the variable rate of 3-month LIBOR (0.30% at December 15, 2010) plus 1.79% or 2.09%, adjusted quarterly, through the final maturity date in March 2035.
(3)	Stockmans Financial Trust I was bearing interest at the fixed rate of 5.93% until September 2010, at which time it changed to the variable rate of 3-month LIBOR (0.30% at December 15, 2010) plus 1.42% or 1.72%, adjusted quarterly, through the final maturity date in September 2035.

The Oregon Department of Consumer and Business Services, which supervises banks and bank holding companies through its Division of Finance and Corporate Securities, and the Federal Reserve have policies that encourage banks and bank holding companies to pay dividends from current earnings, and have the general authority to limit the dividends paid by banks and bank holding companies, respectively. The Company does not expect to be in a position to pay interest payments on trust preferred securities without regulatory approval or until the Bank is “well-capitalized” and has satisfied conditions in any regulatory agreement or action. We are permitted to defer such interest payments for up to 20 consecutive quarters, but during a deferral period we are prohibited from making dividend payments on our capital stock. The amount of accrued and unpaid interest was approximately $1.6 million as of December 31, 2010. At December 31, 2010, the Company had deferred payment of interest for five consecutive quarters.

NOTE 16—OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

In the normal course of business, the Bank is a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16—OFF-BALANCE SHEET FINANCIAL INSTRUMENTS—(continued)

excess of amounts recognized in the accompanying consolidated balance sheets. The contractual amounts of these instruments reflect the extent of the Bank’s involvement in these particular classes of financial instruments. As of December 31, 2010 and 2009, the Bank had no commitments to extend credit at below-market interest rates and held no derivative financial instruments.

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

A summary of the Bank’s off-balance sheet financial instruments at December 31 is as follows (in thousands):

	2010	2009
Commitments to extend credit	$76,826	$103,614
Standby letters of credit	5,197	22,252

Total off-balance sheet financial instruments	$82,023	$125,866

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

The Bank maintains a reserve against these off-balance sheet financial instruments of $85,000 and $130,000 at December 31, 2010 and 2009, respectively.

The Company also had approximately $290,000 of other unsecured lines of credit related to overdraft protection for demand deposit accounts.

NOTE 17—TRANSACTIONS WITH RELATED PARTIES

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

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17—TRANSACTIONS WITH RELATED PARTIES—(continued)

An analysis of the activity with respect to loans outstanding to directors and executive officers of the Bank and their affiliates for the years ended December 31 is as follows (in thousands):

	2010	2009
Beginning balance	$23,171	$23,617
Additions	3,905	955
Repayments	(3,018)	(1,401)

Ending balance	$24,058	$23,171

Deposits held for executive officers and directors at December 31, 2010 and 2009, were approximately $4.5 million and $13.4 million, respectively.

NOTE 18—COMMITMENTS AND CONTINGENCIES

Operating lease commitments—As of December 31, 2010, the Bank leased certain properties from unrelated third parties. Future minimum lease commitments pursuant to these operating leases are as follows (in thousands):

Years ending December 31, 2011	$976
2012	823
2013	646
2014	534
2015	534
Thereafter	2,778

$6,291

Rental expense for all operating leases was $1.2 million, $1.1 million, and $1.0 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Legal contingencies—We are occasionally a party to various claims and legal proceedings. The Company had been named as a defendant in a suit filed in California that alleged lender liability. In the fourth quarter of 2010, the Bank was released of any claims against it, and the lawsuit was dismissed with prejudice. If Management believes that a loss arising from these matters is probable and can reasonably be estimated, we record the amount of the loss, or the minimum estimated liability when the loss is estimated using a range, and no point within the range is more probable than another. As additional information becomes available, any potential liability related to these matters is assessed and the estimates are revised, if necessary.

In the ordinary course of business, the Bank may become involved in litigation arising from normal banking activities. In the opinion of Management, the ultimate disposition of current actions is unlikely to have a material adverse effect on the Company’s consolidated financial position or results of operations. Based on currently available information, Management believes that the ultimate outcome of these matters, individual and in the aggregate, will not have a material adverse effect on our financial position or overall trends in results of operations. However, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages or an injunction prohibiting us from selling one or more products. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the financial position and results of operations of the period in which the ruling occurs or in future periods.

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19—BENEFIT PLANS

401(k) profit sharing plan—The Bank maintains a 401(k) profit sharing plan (the Plan) that covers substantially all full-time employees. Employees may make voluntary tax deferred contributions to the Plan, and the Bank’s contributions to the Plan are at the discretion of the Board of Directors, not to exceed the amount deductible for federal income tax purposes. Employees vest in the Bank’s contributions to the Plan over a period of six years. Total amounts charged to operations under the Plan were approximately $205,000, $343,000, and $456,000 for the years ended December 31, 2010, 2009 and 2008, respectively. The decrease in expenses in 2009 is due to the Bank reducing the matching contribution effective July 2009.

Executive supplemental retirement and severance plans—In connection with previous acquisitions of United Bancorp, Timberline Bancshares, Inc., Mid Valley Bank and Stockmans Bank, the Company entered into various severance, non-compete, deferred compensation and retirement agreements with previous executives and Board members of the acquired companies. These plans provide for retirement benefits that increase annually until each executive reaches retirement age and will be paid out over a period ranging from 15 years to life (for two executives). The deferred compensation plan provides interest on income previously earned for which receipt was deferred for tax purposes, plus interest accrued. As of December 31, 2010 and 2009, the Bank’s recorded liability pursuant to these agreements was $9.3 million and $8.3 million respectively. Payments on these plans are made monthly and will continue until the liabilities are paid in full. The expenses related to these agreements were $936,000, $1.3 million, and $934,000 for the years ended December 31, 2010, 2009 and 2008, respectively. To support its obligations under these arrangements, the Bank acquired bank-owned life insurance policies. These policies had aggregate cash surrender values of $15.7 and $16.1 as of December 31, 2010 and 2009, respectively. The increase in the cash surrender value of the bank-owned life insurance policies was $542,000, $556,000, and $609,000 for the years ended December 31, 2010, 2009, and 2008, respectively.

NOTE 20—BASIC AND DILUTED LOSS PER COMMON SHARE

The following summarizes the calculations for basic and diluted loss per common share, after giving retroactive effect for stock dividends and the 1-for-10 reverse stock split, for the years ended December 31, (in thousands, except per share amounts):

	Net Loss Available to Common Shareholders (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
2010
Basic loss per common share (loss available to common shareholders net of $2.5 million preferred share dividends declared and accretion of discount)	$(7,492)	8,318,042	$(0.90)

Diluted loss per common share	$(7,492)	8,318,042	$(0.90)

2009
Basic loss per common share (loss available to common shareholders net of $2.2 million preferred share dividends declared and accretion of discount)	$(148,643)	2,474,484	$(60.07)

Diluted loss per common share	$(148,643)	2,474,484	$(60.07)

2008
Basic loss per common share (loss available to common shareholders net of $275,000 declared dividends to preferred shareholders)	$(7,814)	2,323,606	$(3.36)

Diluted loss per common share	$(7,814)	2,323,606	$(3.36)

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20—BASIC AND DILUTED LOSS PER COMMON SHARE—(continued)

As of December 31, 2010, 2009 and 2008, stock options of approximately 85,000, 96,000, and 79,000, respectively, were not included in the computation of diluted earnings per share as their inclusion would have been anti-dilutive.

NOTE 21—PREFERRED STOCK

On February 13, 2009, in exchange for an aggregate purchase price of $41.4 million, the Company issued and sold to the United States Department of the Treasury pursuant to the Troubled Asset Relief Program Capital Purchase Program (“TARP”) the following: (i) 41,400 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B, no par value per share, and liquidation preference of $1,000 per share and (ii) a Warrant to purchase up to 109,039 shares of the Company’s common stock, no par value per share, at an exercise price of $57.00 per share, subject to certain anti-dilution and other adjustments. The Warrant may be exercised for up to ten years after it is issued.

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

While payments have not been made for four dividend periods (since the third quarter of 2009) in order to preserve capital, the Company has continued to accrue dividends through the fourth quarter of 2010. As of December 31, 2010, accrued and unpaid dividends totaled approximately $2.9 million.

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22—STOCK OPTION PLAN

At December 31, 2010, PremierWest Bancorp had two outstanding stock option plans—the 1992 Stock Option Plan (“1992 Plan”) and the 2002 Stock Incentive Plan (“2002 Plan”). The 2002 Plan superseded the 1992 Plan; no additional grants may be made under the 1992 Plan. The 2002 Plan was initially established in May 2002 and was approved by shareholders. The 2002 Plan was subsequently amended and restated in May 2005 to allow for the issuance of restricted stock grants in addition to stock options. The 2002 Plan was also amended and restated in May 2007 to increase the number of shares available for issuance under the plan by 1,000,000 shares. The amended and restated 2002 Plan was approved by shareholders in May 2005 and 2007. After the effect of the 1-for-10 reverse stock split that was effective February 10, 2011, the Plan allows for the issuance of up to 214,012 shares of stock awards of which a total of 128,636 shares were available for issuance as either stock options or restricted stock grants as of December 31, 2010. As of December 31, 2010, there were 500 restricted stock grants outstanding, 25 shares were vested, with the remaining 475 shares expected to fully vest by 2016.

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

Stock option activity during the year ended December 31, 2010 was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Stock options outstanding, 12/31/09	93,050	$91.56
Granted	450	8.76
Exercised	—	—
Forfeited	(8,124)	89.44
Expired	—	—

Stock options outstanding, 12/31/10	85,376	$91.33	4.99	$—

Stock options exercisable, 12/31/10	56,207	$87.75	3.94	$—

PremierWest Bancorp follows ASC “Share-Based Payment” which requires companies to measure and recognize as compensation expense the grant date fair market value for all share-based awards. That portion of the grant date fair market value that is ultimately expected to vest is recognized as expense over the requisite service period, typically the vesting period, utilizing the straight-line attribution method. This Standard requires companies to estimate the fair market value of stock-based payment awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model to value our stock options. The Black-Scholes model requires the use of assumptions regarding the historical volatility of our stock price, our expected dividend yield, the risk-free interest rate and the weighted average expected life of the options. The following schedule reflects the weighted-average assumptions included in this model as it relates to the valuation of options granted for the periods indicated:

	2010	2009	2008
Risk-free interest rate	2.5%	3.0%	3.3%
Expected dividend	0.00%	2.54%	2.49%
Expected life, in years	7.0	7.0	7.0
Expected volatility	64%	38%	28%

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22—STOCK OPTION PLAN—(continued)

The weighted-average grant date fair value of options granted during the years ended 2010, 2009, and 2008 was $5.70, $9.20, and $25.40, respectively.

The following table presents the intrinsic value of stock options exercised, cash received from stock options exercised and the tax benefit realized for deductions related to stock options exercised and the unrecognized stock-based compensation as of or for the years ended December 31, 2009 and 2008. No stock options were exercised for the year ended December 31, 2010.

	2010	2009	2008
Intrinsic value of stock options exercised	$—	$30,000	$977,000
Cash received from stock options exercised	$—	$43,800	$73,000
Tax benefit realized from stock options exercised	$—	$—	$138,000
Unrecognized stock-based compensation	$459,222	$910,918	$1,353,930

Stock-based compensation expense recognized under “Share-Based Payment”, resulting from stock options that were granted during the current and previous periods that vested during the current period, totaled $372,000, 448,000 and 433,000 for the years ended December 31, 2010, 2009, and 2008, respectively.

Unrecognized stock-based compensation of $459,000 will be recognized over 3.0 years as of December 31, 2010. The weight-average remaining years were 1.9 years and 2.2 years as of December 31, 2009 and 2008, respectively.

Information regarding the number, weighted-average exercise price and weighted-average remaining contractual life of options by range of exercise price at December 31, 2010, is as follows:

	Options Outstanding			Exercisable Options
Exercise Price Range	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)
$0.00 – $25.00	450	8.76	4.13	—	—	—
$50.01 – $75.00	15,504	51.59	2.25	14,499	52.17	1.85
$75.01 – $90.00	24,863	86.15	5.85	11,826	83.18	4.33
$90.01 – $125.00	37,254	100.16	4.75	24,281	95.79	4.41
$125.01 – $150.00	1,517	128.63	5.86	970	130.17	5.82
$150.01 – $175.00	5,788	159.81	5.25	4,631	159.81	5.25

	85,376			56,207

In March 2008, the Company’s Board of Directors approved a transaction involving the exchange of shares of the Company’s common stock in partial payment of the option exercise consideration paid by two officers to exercise vested options. On March 3, 2008, the two officers exercised 18,996 outstanding options using an aggregate of $7,000 of cash and 10,260 shares of common stock. The shares exchanged as option exercise consideration were priced at the market closing price of the Company’s common stock on that day.

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23—REGULATORY MATTERS

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

Under the guidelines, an institution is assigned to one of five capital categories depending on its total risk-based capital ratio, Tier I risk-based capital ratio, and leverage ratio, together with certain subjective factors. The categories range from “well-capitalized” to “critically undercapitalized.” Institutions that are “undercapitalized” or lower are subject to certain mandatory supervisory corrective actions.

A bank is deemed to be “well-capitalized” if the bank:

•	has a total risk-based capital ratio of 10.0 percent or greater; and

•	has a Tier 1 risk-based capital ratio of 6.0 percent or greater; and

•	has a leverage ratio of 5.0 percent or greater; and

•	is not subject to any written agreement or order issued by the FDIC.

A bank is deemed to be “adequately capitalized” if the bank:

•	has a total risk-based capital ratio of 8.0 percent or greater; and

•	has a Tier 1 risk-based capital ratio of 4.0 percent or greater; and

•	has a leverage ratio of 4.0 percent or greater (or 3.0 percent in certain circumstances); and

•	does not meet the definition of a well-capitalized bank.

Although the Bank meets the quantitative guidelines set forth above to be deemed “well-capitalized”, the Bank remains subject to the Agreement with the FDIC and, therefore, is deemed to be “adequately capitalized.” Pursuant to the Agreement with the FDIC, as discussed earlier, the Bank was required to increase and maintain its Tier 1 capital in such an amount as to ensure a leverage ratio of 10% or more by October 3, 2010, well in excess of the 5% requirement set forth in regulatory guidelines. The 10% leverage ratio was not achieved by October 3, 2010. Management believes that, while not achieving this target in the timeframe required, the Company has demonstrated progress, taken prudent actions and maintained a good-faith commitment to reaching the requirements of the Agreement. Management continues to work toward achieving all requirements contained in the regulatory agreements in as expeditious a manner as possible.

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23—REGULATORY MATTERS—(continued)

PremierWest’s and the Bank’s actual and required capital amounts and ratios are presented in the following tables (in thousands):

	Actual		Regulatory Minimum To Be Adequately Capitalized			Regulatory Minimum To Be Well-Capitalized Under the Consent Order Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
December 31, 2010
Tier 1 capital (to average assets)
Company	$123,579	8.66%	$57,100	≥	4.0%	N/A		N/A
Bank	$126,065	8.85%	$57,007	≥	4.0%	$71,259	≥	5.0%
Tier 1 capital (to risk-weighted assets)
Company	$123,579	11.09%	$44,593	≥	4.0%	N/A		N/A
Bank	$126,065	11.31%	$44,576	≥	4.0%	$66,864	≥	6.0%
Total capital (to risk-weighted assets)
Company	$137,782	12.36%	$89,186	≥	8.0%	N/A		N/A
Bank	$140,263	12.59%	$89,152	≥	8.0%	$111,440	≥	10.0%

	Actual		Regulatory Minimum To Be Adequately Capitalized			Regulatory Minimum To Be Well-Capitalized Under the Consent Order Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
December 31, 2009
Tier 1 capital (to average assets)
Company	$90,284	5.38%	$67,151	≥	4.0%	N/A		N/A
Bank	$95,500	5.70%	$67,048	≥	4.0%	$83,810	≥	5.0%
Tier 1 capital (to risk-weighted assets)
Company	$90,284	6.84%	$52,765	≥	4.0%	N/A		N/A
Bank	$95,500	7.25%	$52,692	≥	4.0%	$79,038	≥	6.0%
Total capital (to risk-weighted assets)
Company	$113,705	8.62%	$105,530	≥	8.0%	N/A		N/A
Bank	$112,331	8.53%	$105,384	≥	8.0%	$131,730	≥	10.0%

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24—FAIR VALUE MEASUREMENTS

The Company’s available-for-sale securities is the only balance sheet category the Company accounts for at fair value on a recurring basis, as defined in the fair value hierarchy of “Fair Value Measurements.” The tables below present information about these securities and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of December 31, 2010 and 2009:

(Dollars in 000’s)	Fair Value Measurements At 12/31/10 Using
Description	Fair Value 12/31/2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
Mortgage-backed securities	$9,056	$—	$9,056	$—
Collaterialized mortgage obligations	132,217	—	132,217	—
U.S. Government and agency securities	36,276	—	36,276	—
Obligations of states and political subdivisions	6,134	—	6,134	—

Total assets measured at fair value	$183,683	$—	$183,683	$—

(Dollars in 000’s)	Fair Value Measurements At 12/31/09 Using
Description	Fair Value 12/31/2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
Mortgage-backed securities	$4,301	$—	$4,301	$—
Collaterialized mortgage obligations	76,957	—	76,957	—
U.S. Government and agency securities	27,794	—	27,794	—
Obligations of states and political subdivisions	5,885	—	5,885	—

Total assets measured at fair value	$114,937	$—	$114,937	$—

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

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24—FAIR VALUE MEASUREMENTS—(continued)

Certain assets and liabilities are measured at fair value on a non-recurring basis after initial recognition such as loans measured for impairment. The following tables present the fair value measurement of assets on a non-recurring basis as of December 31, 2010 and 2009, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

(Dollars in 000’s)	Fair Value Measurements For the Twelve Months Ended 12/31/10 Using
Description	Fair Value 12/31/2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total period gains (losses) included in earnings
Other real estate owned and foreclosed assets	$32,009	$—	$—	$32,009	$(5,347)
Loans measured for impairment, net of specific reserves	46,863	—	—	46,863	(22,311)

Total impaired assets measured at fair value	$78,872	—	—	$78,872	$(27,658)

(Dollars in 000’s)	Fair Value Measurements For the Twelve Months Ended 12/31/09 Using
Description	Fair Value 12/31/2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total period gains (losses) included in earnings
Goodwill	$—	$—	$—	$—	$(74,920)
Other real estate owned and foreclosed assets	24,748	—	—	24,748	(1,507)
Loans measured for impairment, net of specific reserves	50,561	—	—	50,561	(59,285)

Total impaired assets measured at fair value	$75,309	$—	$—	$75,309	$(135,712)

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

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24—FAIR VALUE MEASUREMENTS—(continued)

As of December 31, 2010 and December 31, 2009, all nonperforming loans were considered impaired and were measured for impairment. The table below shows the detail of the various categories of impaired loans:

(Dollars in 000’s)	As of December 31, 2010	As of December 31, 2009
	Carrying Value	Carrying Value
Impaired loans with charge-offs loan-to-date (1)	$28,393	$36,624
Impaired loans with specific reserves	27,832	15,568
Impaired loans with both specific reserves and charge-offs loan-to-date (1)	297	6,088

Subtotal impaired loans with specific reserves and/or charge-offs loan-to-date	56,522	58,280
Specific reserves associated with impaired loans	(9,659)	(7,719)

Total loans measured for impairment, net of specific reserves	$46,863	$50,561

Impaired loans without charge-offs or specific reserves	$73,094	$45,637

(1)	Total charge-offs incurred from inception of the loans

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

In addition, as the Bank normally intends to hold the majority of its financial instruments until maturity, it does not expect to realize many of the estimated amounts disclosed. The disclosures also do not include estimated fair value amounts for items which are not defined as financial instruments but which have significant value. These include such off-balance sheet items as core deposit intangibles on non-acquired deposits. The Bank does not believe that it would be practicable to estimate a representational fair value for these types of items as of December 31, 2010 and 2009.

As “Disclosures About Fair Value of Financial Instruments” excludes certain financial instruments and all non-financial instruments from its disclosure requirements, any aggregation of the fair value amounts presented would not represent the underlying value of the Bank.

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24—FAIR VALUE MEASUREMENTS—(continued)

The estimated fair values of the Bank’s significant on-balance sheet financial instruments at December 31 were as follows (in thousands):

(Dollars in 000’s)	As of December 31, 2010		As of December 31, 2009
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$139,024	$139,024	$103,115	$103,115
Interest-bearing certificates of deposit (original maturities greater than 90 days)	$1,500	$1,500	$50,650	$50,650
Investment securities available-for-sale	$183,683	$183,683	$114,937	$114,937
Investment securities held-to-maturity	$29,133	$29,615	$43,384	$43,536
Investment securities—Community Reinvestment Act	$2,000	$2,000	$4,000	$4,000
Restricted equity investments	$3,474	$3,474	$3,643	$3,643
Loans held-for-sale	$929	$929	$1,731	$1,731
Loans	$978,546	$913,834	$1,149,027	$1,038,580

Financial liabilities:
Deposits	$1,266,249	$1,275,519	$1,420,762	$1,429,500
FHLB borrowings	$22	$22	$28	$28
Junior subordinated debentures	$30,928	$20,629	$30,928	$7,132

NOTE 25—PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for PremierWest (parent company only) is presented as follows (in thousands):

CONDENSED BALANCE SHEETS

	December 31,
	2010	2009
ASSETS
Cash and cash equivalents	$1,551	$1,271
Investment in subsidiary	129,494	99,682
Advances made to subsidiary	—	—
Other assets	1,435	2,820

Total assets	$132,480	$103,773

LIABILITIES
Junior subordinated debentures	$30,928	$30,928
Other liabilities	4,544	1,310

Total liabilities	35,472	32,238
SHAREHOLDERS’ EQUITY	97,008	71,535

Total liabilities and shareholders’ equity	$132,480	$103,773

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 25—PARENT COMPANY FINANCIAL INFORMATION—(continued)

CONDENSED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2010	2009	2008
Operating income	$46	$587	$—
Cash dividends from bank subsidiary	—	3,100	7,230
Interest expense	(1,102)	(1,794)	(1,725)
Other operating expense	(759)	(1,110)	(3,952)
Provision for income taxes	—	751	838

Income (loss) before equity in undistributed net earnings of subsidiary	(1,815)	1,534	2,391

Deficit in undistributed net earnings of subsidiary	(3,144)	(148,006)	(9,930)

NET LOSS	(4,959)	(146,472)	(7,539)
PREFERRED STOCK DIVIDENDS AND DISCOUNT ACCRETION	2,533	2,171	275

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(7,492)	$(148,643)	$(7,814)

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,959)	$(146,472)	$(7,539)
Adjustments to reconcile net income to net cash from operating activities:
Deficit in undistributed net earnings of subsidiary	3,144	148,006	9,930
Excess tax benefit from stock options exercised	—	—	(76)
Other, net	2,845	617	308

Net cash provided by operating activities	1,030	2,151	2,623

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of certificate of deposit on Bank subsidiary	—	—	(50)
Investment in Bank subsidiary	(32,503)	—	—
Advances made to Bank subsidiary	1,462	238	1,768
Repayment of advances made to Bank subsidiary	(1,462)	(40,400)	—

Net cash provided by (used in) investing activities	(32,503)	(40,162)	1,718

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock options exercised	—	48	73
Dividends paid on common stock	—	(236)	(5,051)
Dividends paid on preferred stock	—	(1,047)	(275)
Excess tax benefit from stock options exercised	—	—	76
Stock repurchased	—	—	(435)
Proceeds from issuance of preferred stock	—	41,400	—
Proceeds from issuance of common stock	32,503	—	—
Other, net	(750)	(1,244)	1,594

Net cash provided by (used in) financing activities	31,753	38,921	(4,018)

NET INCREASE IN CASH AND CASH EQUIVALENTS	280	910	323
CASH AND CASH EQUIVALENTS, Beginning of year	1,271	361	38

CASH AND CASH EQUIVALENTS, End of year	$1,551	$1,271	$361

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 26—SUBSEQUENT EVENT

The Company announced on January 20, 2011, that it intended to file an amendment to its Articles of Incorporation to complete a 1-for-10 reverse stock split effective February 10, 2011. Shareholders, at a special meeting held on December 16, 2010, approved the reverse stock split. The intention of the reverse stock split is to bring the Company’s stock price above the $1.00 minimum bid price required for continued listing on The NASDAQ Capital Market. The effects of the reverse stock split have been reflected in the financial statements and the footnotes.

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 27—QUARTERLY FINANCIAL INFORMATION

The following tables set forth the Company’s unaudited consolidated financial data regarding operations for each quarter of 2010 and 2009. This information, in the opinion of Management, includes all adjustments necessary, consisting only of normal and recurring adjustments, to state fairly the information set forth therein. Certain amounts previously reported have been reclassified to conform to the current presentation. These reclassifications had no net impact on the results of operations.

	2010
(Dollars in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
STATEMENT OF OPERATIONS DATA
Total interest income	$18,178	$17,657	$17,261	$15,918
Total interest expense	3,351	2,828	3,636	3,259

Net interest income	14,827	14,829	13,625	12,659
Provision for loan losses	6,100	2,350	1,600	—

Net interest income after provision for loan losses	8,727	12,479	12,025	12,659
Non-interest income	2,717	2,445	2,736	3,401
Non-interest expense	14,135	16,351	15,562	15,966

Income (loss) before income taxes	(2,691)	(1,427)	(801)	94
Provision for income taxes	—	—	—	134

Net loss	(2,691)	(1,427)	(801)	(40)
Preferred stock dividends and discount accretion	611	636	620	666

Net loss available to common shareholders	$(3,302)	$(2,063)	$(1,421)	$(706)

Basic loss per common share	$(1.02)	$(0.21)	$(0.14)	$(0.07)

Diluted loss per common share	$(1.02)	$(0.21)	$(0.14)	$(0.07)

	2009
(Dollars in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
STATEMENT OF OPERATIONS DATA
Total interest income	$20,046	$19,216	$19,155	$19,498
Total interest expense	5,666	4,920	5,178	4,204

Net interest income	14,380	14,296	13,977	15,294
Provision for loan losses	10,700	50,390	10,261	16,680

Net interest income (loss) after provision for loan losses	3,680	(36,094)	3,716	(1,386)
Non-interest income	2,665	2,647	2,788	2,952
Non-interest expense	12,787	13,288	14,760	88,887

Loss before income taxes	(6,442)	(46,735)	(8,256)	(87,321)
Provision (benefit) for income taxes	(2,835)	(18,750)	(3,316)	22,619

Net loss	(3,607)	(27,985)	(4,940)	(109,940)
Preferred stock dividends and discount accretion	372	569	613	617

Net loss available to common shareholders	$(3,979)	$(28,554)	$(5,553)	$(110,557)

Basic loss per common share	$(1.60)	$(11.50)	$(2.20)	$(44.63)

Diluted loss per common share	$(1.60)	$(11.50)	$(2.20)	$(44.63)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Evaluation of Disclosure Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures, as defined in the Exchange Act as of December 31, 2010, for the period covered by this Annual Report, on Form 10-K. Our Chief Executive Officer and our Chief Financial Officer participated in this evaluation. Based upon that evaluation they concluded that our disclosure controls and procedures were effective as of the end of the period covered by the report.

Internal Control over Financial Reporting

Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (GAAP) and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the Company;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

No change occurred during any quarter in 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Management’s report on internal control over financial reporting is set forth below, and should be read with these limitations in mind.

Management’s Report on Internal Control over Financial Reporting

Our Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. Management conducted an assessment of the effectiveness of internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment and those criteria, we believe that, as of December 31, 2010, the Company maintained effective internal control over financial reporting.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, has been audited by MOSS ADAMS LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information provided in response to this Item is incorporated by reference to the Definitive Proxy Statement on Schedule 14A for the Company’s 2011 Annual Meeting of Shareholders, which the Company expects to be filed with the SEC on or before April 29, 2011.

ITEM 11.	EXECUTIVE COMPENSATION

The information provided in response to this Item is incorporated by reference to the Definitive Proxy Statement on Schedule 14A for the Company’s 2011 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information provided in response to this Item is incorporated by reference to the Definitive Proxy Statement on Schedule 14A for the Company’s 2011 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information provided in response to this Item is incorporated by reference to the Definitive Proxy Statement on Schedule 14A for the Company’s 2011 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information provided in response to this item is incorporated by reference to the Definitive Proxy Statement on Schedule 14A for the Company’s 2011 Annual Meeting of Shareholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements:

The consolidated financial statements for the fiscal years ended December 31, 2010, 2009 and 2008, are included in this report beginning on page 68.

(2)	Financial Statement Schedules:

All schedules have been omitted because the information is not required, not applicable, not present in amounts sufficient to require submission of the schedule, or is included in the financial statements or notes thereto.

(3)	The following exhibits are filed with, and incorporated into by reference, this report, and this list constitutes the exhibit index:

EXHIBIT INDEX

3.1	#	Articles of Incorporation, as amended

3.2		Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 10-K filed March 16, 2010)

4.1		Form of Stock Certificate for Common Stock (incorporated by reference to Exhibit 4 to the Form S-4/A (Registration No. 333-96209) filed March 17, 2000)

4.2		Form of Stock Certificate for Series B Preferred Stock (incorporated by reference to Exhibit 4.1 Form 8-K filed February 17, 2009)

4.3		Warrant to purchase up to 1,038,462 shares of common stock, issued February 13, 2009 (incorporated by reference to Exhibit 4.3 to Form 8-K filed February 17, 2009)

10.1		Letter Agreement, dated February 13, 2009, including Securities Purchase Agreement—Standard Terms, between the Registrant and the United States Department of the Treasury (incorporated by reference to Exhibit 4.2 to Form 8-K filed February 17, 2009)

10.2.1*		Employment Agreement with John Anhorn (incorporated by reference to Exhibit 10.1 to Form 10-K filed March 14, 2008)

10.2.2*		Amendment to Employment Agreement for John Anhorn (incorporated by reference to Exhibit 10.1 to Form 8-K filed April 25, 2008)

10.3.1*		Employment Agreement with Rich Hieb (incorporated by reference to the substantially identical (other than base salary) form of employment agreement with Mr. Anhorn filed as Exhibit 10.1 to Form 10-K filed March 14, 2008)

10.3.2*		Amendment to Employment Agreement for Rich Hieb (incorporated by reference to Exhibit 10.2 to Form 8-K filed April 25, 2008)

10.4.1*		Employment Agreement with Tom Anderson (incorporated by reference to Exhibit 10.2 to Form 10-K filed March 14, 2008)

10.4.2*		Amendment to Employment Agreement with Tom Anderson (incorporated by reference to Exhibit 10.4.2 to Form 10-K filed March 18, 2009)

10.5*		Employment Agreement with James Earley (incorporated by reference to the substantially identical (other than base salary) form of employment agreement with Mr. Anderson filed as Exhibit 10.2 to Form 10-K filed March 14, 2008)

10.6*		Employment Agreement with James Ford (incorporated by reference to the substantially identical (other than base salary) form of employment agreement with Mr. Anderson filed as Exhibit 10.2 to Form 10-K filed March 14, 2008)

10.7.1*	Employment Agreement with Joe Danelson (incorporated by reference to Exhibit 10.2 to Form 10-Q filed August 11, 2008)

10.7.2*	Amendment to Employment Agreement with Joe Danelson (incorporated by reference to Exhibit 10.7.2 to Form 10-K filed March 18, 2009)

10.8*	Employment Agreement with Michael Fowler (incorporated by reference to Exhibit 10.1 to Form 10-Q filed August 11, 2008)

10.9*	Supplemental Executive Retirement Plan Agreement with John Anhorn (incorporated by reference to Exhibit 10.3 to Form 10-K filed March 14, 2008)

10.10.1*	Supplemental Executive Retirement Plan Agreement with Rich Hieb (incorporated by reference to Exhibit 10.4 to Form 10-K filed March 14, 2008)

10.10.2*	Amendment to Supplemental Executive Retirement Plan with Rich Hieb (incorporated by reference to Exhibit 10.10.2 to Form 10-K filed March 18, 2009)

10.11.1*	Supplemental Executive Retirement Plan Agreement with Tom Anderson (incorporated by reference to Exhibit 10.5 to Form 10-K filed March 14, 2008)

10.11.2*	First Amendment to Supplemental Executive Retirement Plan Agreement with Tom Anderson (incorporated by reference to Exhibit 10.11.2 to Form 10-K filed March 18, 2009)

10.12.1*	Supplemental Executive Retirement Plan Agreement with Jim Earley (incorporated by reference to the substantially identical form of SERP Agreement (except for retirement pay set at 40% of base salary) with Tom Anderson filed as Exhibit 10.5 to Form 10-K filed March 14, 2008)

10.12.2*	First Amendment to Supplemental Executive Retirement Plan Agreement with Jim Earley (incorporated by reference to the substantially identical form of Amendment with Tom Anderson filed as Exhibit 10.11.2 hereto)

10.13.1*	2002 Executive Survivor Income Agreement with John Anhorn (incorporated by reference to Exhibit 10.13.1 to Form 10-K filed March 18, 2009)

10.13.2*	Amendment to Executive Survivor Income Agreement with John Anhorn (incorporated by reference to Exhibit 10.4 to Form 10-Q filed November 5, 2004)

10.14.1*	2002 Executive Survivor Income Agreement with Rich Hieb (incorporated by reference to Exhibit 10.14.1 to Form 10-K filed March 18, 2009)

10.14.2*	Amendment to Executive Survivor Income Agreement with Rich Hieb (incorporated by reference to a substantially identical (other than a pre-retirement death benefit of $150,000) amendment with John Anhorn filed as Exhibit 10.4 to Form 10-Q filed November 5, 2004)

10.15.1*	Executive Survivor Income Agreement with Tom Anderson (incorporated by reference to Exhibit 10.15.1 to Form 10-K filed March 18, 2009)

10.15.2*	Amendment to Executive Survivor Income with Tom Anderson (incorporated by reference to Exhibit 10.8 to Form 10-Q filed November 5, 2004)

10.16*	Executive Deferred Compensation Agreement with John Anhorn (incorporated by reference to the substantially identical form attached as Exhibit 10.8 to Form 10-K filed March 14, 2008)

10.17*	Executive Deferred Compensation Agreement with Rich Hieb (incorporated by reference to the substantially identical form attached as Exhibit 10.8 to Form 10-K filed March 14, 2008)

10.18*	Executive Deferred Compensation Agreement with Tom Anderson (incorporated by reference to Exhibit 10.8 to Form 10-K filed March 14, 2008)

10.19*	Executive Deferred Compensation Agreement with Jim Earley (incorporated by reference to a substantially identical form attached as Exhibit 10.8 to Form 10-K filed March 14, 2008)

10.20*	Executive Deferred Compensation Agreement with Joe Danelson (incorporated by reference to Exhibit 10.20 to Form 10-K filed March 18, 2009)

10.21*		2002 PremierWest Bancorp Stock Option Plan (incorporated by reference to the proxy statement (DEF 14A) filed April 13, 2005)

10.22*		1992 Combined Incentive and Non-Qualified Stock Option Plan of Bank of Southern Oregon (incorporated by reference to Exhibit 10.1 to Form S-4 (File No. 333-96209))

10.23*		United Bancorp Stock Option Plan, as amended Incorporated by reference to the registration statement on Form S-8 (File No. 333-40886)

10.24*		Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.12.2 to the Form 10-K filed March 15, 2006)

10.25*		Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.12.1 to the Form 10-K filed March 15, 2006)

10.26*		Director Deferred Compensation Agreement (with individual directors John B. Dickerson, John A. Duke, Dennis N. Hoffbuhr, Patrick G. Huycke, Brian Pargeter, James L. Patterson, Tom Becker and Rickar D. Watkins ) (incorporated by reference to Exhibit 10.10 to Form 10-K filed March 14, 2008)

10.27*		Continuing Benefits Agreement (with individual directors John B. Dickerson, John A. Duke, Dennis N. Hoffbuhr, Patrick G. Huycke, Brian Pargeter, James L. Patterson, Tom Becker and Rickar D. Watkins ) (incorporated by reference to Exhibit 10.9 to Form 10-K filed March 14, 2008)

10.28*		James Ford Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed April 3, 2009)

10.29*		Form of Senior Executive Officer Waiver pursuant to TARP Capital Purchase Program (incorporated by reference to Exhibit 10.1 to Form 8-K filed February 17, 2009)

10.30*		Form of Senior Executive Officer Agreement (incorporated by reference to Exhibit 10.2 to Form 8-K filed February 17, 2009)

10.31		Purchase and Assumption Agreement with Wachovia Bank, N.A., dated February 19, 2009 (incorporated by reference to Exhibit 2.1 to Form 10-Q filed May 11, 2009). The Company will furnish a copy of any omitted schedule to the Agreement to the SEC upon request.

10.32*		Employment Agreement with William Yarbanet (incorporated by reference to Exhibit 10.1 to Form 8-K filed November 16, 2009)

10.33*		Form of Compensation Modification Agreement with executive officers James Ford, John Anhorn, Rich Heib, Tom Anderson, Michael Fowler and Joe Danelson (incorporated by reference to Exhibit 10.1 to Form 8-K filed January 8, 2010)

10.34*	#	Form of Compensation Modification Agreement (for 409A compliance purposes) with executive officers James Ford, John Anhorn, Rich Heib, Tom Anderson, Michael Fowler, Joe Danelson, and Jim Earley effective December 31, 2010

10.35		Consent Order with FDIC and Oregon Department of Consumer and Business Services Division of Finance and Corporate Securities (incorporated by reference to Exhibit 99.1 to Form 8-K filed April 8, 2010)

10.36		Written Agreement with Federal Reserve Bank of San Francisco and Oregon Department of Consumer and Business Services Division of Finance and Corporate Securities (incorporated by reference to Exhibit 99.1 to Form 8-K filed June 9, 2010)

10.37*		Form of Share Vesting Agreement for Restricted Stock Award (incorporated by reference to Exhibit 10.34 to Form 10-K filed March 16, 2010)

21		Subsidiaries

23.1	#	Consent of Moss Adams LLP

31.1	#	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

31.2	#	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

32.1	#	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(a) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U. S. C. Section 1350

32.2	#	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(a) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U. S. C. Section 1350

99.1	#	Subsequent year certification of Principal Executive Officer pursuant to TARP Capital Purchase Program

99.2	#	Subsequent year certification of Principal Financial Officer pursuant to TARP Capital Purchase Program

#	filed herewith
*	compensatory plan or arrangement

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

PREMIERWEST BANCORP

(Registrant)

By:	/s/ JAMES M. FORD	Date: March 16, 2011
James M. Ford, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ JAMES M. FORD	Date: March 16, 2011
James M. Ford, President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ JOHN L. ANHORN	Date: March 16, 2011
John L. Anhorn, Director and Chairman of PremierWest Bank

By:	/s/ RICHARD R. HIEB	Date: March 16, 2011
Richard R. Hieb, Director and Chief Operating Officer

By:	/s/ DOUGLAS N. BIDDLE	Date: March 16, 2011
Douglas N. Biddle, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

By:	/s/ JOHN DUKE	Date: March 16, 2011
John Duke, Director

By:	/s/ DENNIS HOFFBUHR	Date: March 16, 2011
Dennis Hoffbuhr, Director

By:	/s/ RICKAR WATKINS	Date: March 16, 2011
Rickar Watkins, Director

By:	/s/ JAMES PATTERSON	Date: March 16, 2011
James Patterson, Director

By:	/s/ TOM BECKER	Date: March 16, 2011
Tom Becker, Director

By:	/s/ BRIAN PARGETER	Date: March 16, 2011
Brian Pargeter, Director

By:	/s/ PATRICK HUYCKE	Date: March 16, 2011
Patrick Huycke, Director

By:	/s/ JOHN DICKERSON	Date: March 16, 2011
John Dickerson, Director

By:	/s/ GEORGES C. ST. LAURENT, JR.	Date: March 16, 2011
Georges C. St. Laurent, Jr., Director