Form 10-Q
period 2011-03-31
PREMIERWEST BANCORP
filed 2011-05-10
CIK 1102287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of Registrant’s common stock as of May 5, 2011 was 10,035,741.

Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PREMIERWEST BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in 000’s)

(UNAUDITED)

	March 31, 2011	December 31, 2010	March 31, 2010
ASSETS
Cash and cash equivalents:
Cash and due from banks	$24,811	$21,716	$54,882
Federal funds sold	3,215	3,085	50,635
Interest-bearing deposits	113,999	114,173	45,265

Total cash and cash equivalents	142,025	138,974	150,782

Interest-bearing certificates of deposit (original maturities greater than 90 days)	1,500	1,500	10,650
Investments:
Investment securities available-for-sale, at fair market value	201,641	183,683	126,292
Investment securities held-to-maturity, at amortized cost (fair value of $26,693 at 3/31/11, $29,615 at 12/31/10, and $31,149 at 3/31/10)	26,264	29,133	30,685
Investment securities - Community Reinvestment Act	2,000	2,000	4,000
Restricted equity securities	3,421	3,474	3,643

Total investments	233,326	218,290	164,620

Mortgage loans held-for-sale	505	929	353

Loans, net of deferred loan fees	921,018	976,795	1,118,214
Allowance for loan losses	(33,366)	(35,582)	(46,518)

Loans, net	887,652	941,213	1,071,696

Premises and equipment, net of accumulated depreciation and amortization	47,754	47,924	47,269
Core deposit intangibles, net of amortization	2,338	2,489	3,208
Other real estate owned and foreclosed assets	29,757	32,009	21,517
Accrued interest and other assets	27,869	27,892	34,483

TOTAL ASSETS	$1,372,726	$1,411,220	$1,504,578

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Demand	$252,562	$242,631	$247,256
Interest-bearing demand and savings	459,241	469,897	502,680
Time deposits	522,078	553,721	612,005

Total deposits	1,233,881	1,266,249	1,361,941

Federal Home Loan Bank borrowings	20	22	27
Securities sold under agreements to repurchase	1,894	—	—
Junior subordinated debentures	30,928	30,928	30,928
Accrued interest and other liabilities	17,461	17,013	13,737

Total liabilities	1,284,184	1,314,212	1,406,633

COMMITMENTS AND CONTINGENCIES (Note 10)
SHAREHOLDERS’ EQUITY

Preferred Stock, net of unamortized discount, no par value (liquidation preference $1,000 per share), 41,400 shares authorized, issued and outstanding (41,400 at 12/31/10 and 3/31/10)	40,043	39,946	39,657
Common stock - no par value; 150,000,000 shares authorized; 10,035,741 shares issued and outstanding (10,034,830 at 12/31/10 and 8,107,735 at 3/31/10)	208,359	208,324	205,065
Accumulated deficit	(159,612)	(152,202)	(148,012)
Accumulated other comprehensive income (loss)	(248)	940	1,235

Total shareholders’ equity	88,542	97,008	97,945

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,372,726	$1,411,220	$1,504,578

See accompanying notes.

PREMIERWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in 000’s, Except for Loss per Share Data)

(UNAUDITED)

	For the Three Months Ended
	March 31, 2011	March 31, 2010
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$13,611	$16,831
Interest on investments:
Taxable	1,291	1,195
Nontaxable	45	51
Interest on federal funds sold	2	30
Other interest and dividends	83	80

Total interest and dividend income	15,032	18,187

INTEREST EXPENSE
Deposits:
Interest-bearing demand and savings	367	748
Time	2,297	2,147
Interest on securities sold under agreements to repurchase	1	—
Junior subordinated debentures	166	456

Total interest expense	2,831	3,351

Net interest income	12,201	14,836

LOAN LOSS PROVISION	6,300	6,100

Net interest income after loan loss provision	5,901	8,736

NON-INTEREST INCOME
Service charges on deposits accounts	955	1,035
Other commissions and fees	645	713
Investment brokerage and annuity fees	500	348
Mortgage banking fees	125	131
Other non-interest income	934	481

Total non-interest income	3,159	2,708

NON-INTEREST EXPENSE
Salaries and employee benefits	7,026	7,020
Net cost of operations of other real estate owned and foreclosed assets	2,212	716
Net occupancy and equipment	1,878	1,904
FDIC and state assessments	1,123	1,212
Professional fees	876	741
Communications	475	521
Advertising	245	174
Other non-interest expense	1,963	1,847

Total non-interest expense	15,798	14,135

LOSS BEFORE PROVISION FOR INCOME TAXES	(6,738)	(2,691)

PROVISION FOR INCOME TAXES	16	—

NET LOSS	(6,754)	(2,691)

PREFERRED STOCK DIVIDENDS AND DISCOUNT ACCRETION	656	611

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(7,410)	$(3,302)

LOSS PER COMMON SHARE:
BASIC	$(0.74)	$(1.02)

DILUTED	$(0.74)	$(1.02)

See accompanying notes.

PREMIERWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE LOSS

(Dollars in 000’s, Except Share Amounts)

(UNAUDITED)

	Preferred Stock		Common Stock		Retained Earnings	Accumulated Other	Total
	Shares	Amount	Shares	Amount	(Accumulated Deficit)	Comprehensive Income (Loss)	Shareholders’ Equity	Comprehensive Loss
BALANCE - December 31, 2009	41,400	$39,561	2,477,193	$175,449	$(144,710)	$1,235	$71,535
Comprehensive loss:
Net loss	—	—	—	—	(4,959)	—	(4,959)	$(4,959)
Other comprehensive loss - Change in fair value of securities available-for-sale	—	—	—	—	—	(431)	(431)	(431)
Adjustment for realized gains, net of $98 tax	—	—	—	—	—	146	146	146
Amortization of unrealized gains for investment securities transferred to held-to-maturity	—	—	—	—	—	(10)	(10)	(10)

Comprehensive loss								$(5,254)

Preferred stock dividend accrued	—	—	—	—	(2,148)	—	(2,148)
Stock offering	—	—	7,557,637	32,503	—	—	32,503
Stock-based compensation expense	—	—	—	372	—	—	372
Accretion of discount from Series B preferred stock	—	385	—	—	(385)	—	—

BALANCE - December 31, 2010	41,400	39,946	10,034,830	208,324	(152,202)	940	97,008
Comprehensive loss:
Net loss	—	—	—	—	(6,754)	—	(6,754)	$(6,754)
Other comprehensive loss - Change in fair value of securities available-for-sale	—	—	—	—	—	(1,384)	(1,384)	(1,384)
Adjustment for realized gains, net of $140 tax	—	—	—	—	—	209	209	209
Amortization of unrealized gains for investment securities transferred to held-to-maturity	—	—	—	—	—	(13)	(13)	(13)

Comprehensive loss								$(7,942)

Preferred stock dividend accrued	—	—	—	—	(559)	—	(559)
Restricted stock issued	—	—	1,250	—	—	—	—
Cash paid for fractional shares in connection with 1-for-10 reverse stock split	—	—	(339)	(1)	—	—	(1)
Stock-based compensation expense	—	—	—	36	—	—	36
Accretion of discount from Series B preferred stock	—	97	—	—	(97)	—	—

BALANCE - March 31, 2011	41,400	$40,043	10,035,741	$208,359	$(159,612)	$(248)	$88,542

See accompanying notes.

PREMIERWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in 000’s)

(UNAUDITED)

	For The Three Months Ended
	March 31, 2011	March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,754)	$(2,691)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	878	989
Loan loss provision	6,300	6,100
Amortization of premiums and accretion of discounts on investment securities, net	577	363
Gain on sale of investments	(349)	(244)
Funding of loans held-for-sale	(5,118)	(4,767)
Sale of loans held-for-sale	5,667	6,276
Gain on sale of loans held-for-sale	(125)	(131)
Change in BOLI value (net of benefit obligations)	119	131
Stock-based compensation expense	36	104
Loss on sales of premises and equipment	25	22
Gain on sale of other real estate owned and foreclosed assets	(656)	(317)
Write down of other real estate owned due to impairment	2,076	546
Write down of low income housing tax credit investment	53	41
Changes in accrued interest receivable/payable and other assets/liabilities	276	2,290

Net cash provided by operating activities	3,005	8,712

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from interest-bearing certificates of deposit	—	40,000
Purchase of investment securities available-for-sale	(68,308)	(70,048)
Proceeds from principal payments received on securities available-for-sale	9,140	4,752
Proceeds from sale of securities available-for-sale	39,823	53,855
Proceeds from principal payments received on securities held-to-maturity	—	451
Proceeds from maturities and calls of investment securities held-to-maturity	2,840	12,215
Proceeds from FHLB stock redemption	53	—
Loan (originations) payments, net	43,010	22,052
Purchase of premises and equipment	(586)	(228)
Proceeds from disposal of premises and equipment	4	—
Purchase of low income housing tax credit investment	(536)	(162)
Purchase of improvements for other real estate owned and foreclosed assets	(10)	(249)
Proceeds from sale of other real estate owned and foreclosed assets	5,093	5,627

Net cash provided by investing activities	30,523	68,265

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(32,368)	(58,821)
Net decrease in Federal Home Loan Bank borrowings	(2)	(1)
Net increase in securities sold under agreements to repurchase	1,894	—
Cash paid for fractional shares in connection with 1-for-10 reverse stock split	(1)	—
Cash received from stock offerings, net of costs	—	29,512

Net cash used in financing activities	(30,477)	(29,310)

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,051	47,667

CASH AND CASH EQUIVALENTS - Beginning of the period	138,974	103,115

CASH AND CASH EQUIVALENTS - End of the period	$142,025	$150,782

SUPPLEMENTAL DISCOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$2,716	$3,084

Cash paid for taxes	$6	$—

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfers of loans to other real estate owned and foreclosed assets	$4,251	$2,376

Preferred stock dividend accrued but not yet paid	$559	$515

Accretion of preferred stock discount	$97	$96

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

Basis of presentation – The consolidated financial statements include the accounts of PremierWest Bancorp and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

The interim consolidated financial statements are not audited, but include all adjustments that Management considers necessary for a fair presentation of consolidated financial condition and results of operations for the interim periods presented.

The balance sheet data as of December 31, 2010 were derived from audited financial statements and do not include all disclosures contained in the 2010 Annual Report to Shareholders. The interim consolidated financial statements should be read in conjunction with the Company’s 2010 consolidated financial statements, including the notes thereto, included in the 2010 Annual Report to Shareholders as filed with the Securities and Exchange Commission on Form 10-K. The reader should keep in mind that the results of operations for the interim periods shown in the accompanying consolidated financial statements are not necessarily indicative of results for any future interim periods or the entire fiscal year.

The Company announced on January 20, 2011, that it intended to file an amendment to its Articles of Incorporation to complete a 1-for-10 reverse stock split effective February 10, 2011. The effects of the reverse stock split have been reflected in the financial statements and the footnotes.

Method of accounting and use of estimates – The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. This requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates made by Management involve the calculation of the allowance for loan losses, impaired loans, the fair value of available-for-sale investment securities, deferred tax assets, and the value of other real estate owned and foreclosed assets.

The Company utilizes the accrual method of accounting, which recognizes income when earned and expenses when incurred.

In preparing these financial statements, the Company has evaluated events and transactions subsequent to March 31, 2011, for potential recognition or disclosure in the financial statements. In Management’s opinion, all accounting adjustments necessary to accurately reflect the financial position and results of operations on the accompanying financial statements have been made. These adjustments include normal and recurring accruals considered necessary for a fair and accurate presentation.

Reclassifications – Certain reclassifications have been made to the 2010 consolidated financial statements to conform to current quarter presentations. These reclassifications have no effect on previously reported shareholders’ equity, net loss or loss per share.

Stock dividends – Share and per share data in the accompanying consolidated financial statements reflect all previously declared and paid stock dividends. The Company did not declare a stock dividend in the quarter ended March 31, 2011.

Cash dividends – No quarterly common stock cash dividend was declared in the quarter ended March 31, 2011.

On August 17, 2009, a cash dividend of $517,500 was paid to the United States Department of the Treasury pursuant to the Troubled Asset Relief Program Capital Purchase Program for the 41,400 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B, with cumulative dividends at a rate of 5.0% per annum for the first five years and 9.0% per annum thereafter. While payments have not been made since the third quarter of 2009, in order to preserve capital, the Company has continued to accrue dividends through the first quarter of 2011. As of March 31, 2011, accrued dividends totaled approximately $3.5 million, of which approximately $2.9 million was accrued through December 31, 2010.

NOTE 2 – REGULATORY AGREEMENT, ECONOMIC CONDITIONS AND MANAGEMENT’S PLAN

Based on the results of an examination completed during the third quarter of 2009, effective April 6, 2010, the Bank stipulated to the issuance of a formal regulatory Consent Order (the “Agreement”) with the Federal Deposit and Insurance Corporation (“FDIC”) and the Oregon Division of Finance and Corporate Securities (the “DFCS”), the Bank’s principal regulators, primarily as a result of recent significant operating losses and increasing levels of adversely-classified loans. In addition to corrective actions described below, the Agreement imposes certain operating restrictions on the Bank related to dividends, compliance with brokered deposit rules and extensions of credit to certain types of borrowers.

Among the corrective actions required are for the Bank to retain qualified management, reduce adversely-classified loans, maintain an adequate allowance for loan losses, revise the strategic plan and various policies, and maintain elevated capital levels. In addition, the Agreement provides timelines and thresholds from the date of issuance to achieve the aforementioned corrective actions. The Agreement requires that the Bank:

•	Increase and maintain its Tier 1 Capital in such an amount to ensure that the Bank’s leverage ratio equals or exceeds 10% by October 3, 2010,

•	Reduce assets classified “Substandard” in the report of examination to not more than 100% of the Bank’s Tier 1 capital and allowance for loan and lease loss reserve (ALLL) by November 2, 2010, and

•	Reduce assets classified “Substandard” in the report of examination to not more than 70% of the Bank’s Tier 1 capital plus ALLL by April 1, 2011.

As of the date of this report, the Company had not yet achieved these requirements. Prior to the completing the Agreement with the FDIC in April 2010, we completed a common stock offering that raised $33.2 million in gross proceeds, which raised the Bank’s Tier 1 leverage from 5.70% at December 31, 2009 to 8.21% at March 31, 2010. Subsequently the Bank has engaged in balance sheet management activities, including loan and deposit reductions which have further increased its Tier 1 leverage ratio to its March 31, 2011, level of 8.59%. Similarly, the Company has reduced its loans classified “Substandard” to 101.7% of Tier 1 capital plus ALLL as of March 31, 2011, compared to 178.4% as of June 30, 2009. As previously noted, the Company has demonstrated progress toward and is committed to achieving all the requirements of the Agreement.

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

In anticipation of the requirements of the Agreement, on January 29, 2010, the Company filed an amendment to the Form S-1 Registration Statement with the United States Securities and Exchange Commission announcing a proposed offering of up to 8,174,736 shares of the Company’s common stock. A prospectus was filed on February 1, 2010, providing that prior to a public offering of the shares, existing shareholders of the Company each received a subscription right to purchase 0.33 shares of the Company’s common stock, for each shared owned, at a subscription price of $4.40 per share. The effects of the 1-for-10 reverse stock split have been reflected in this footnote.

On April 7, 2010, the Company concluded its rights offering and the related public offering and issued approximately 7.56 million shares with net proceeds of approximately $32.5 million, net of estimated offering costs of approximately $700,000.

NOTE 3 – STOCK-BASED COMPENSATION

At March 31, 2011, PremierWest Bancorp had one active equity incentive plan – the 2002 Stock Incentive Plan (“2002 Plan”). The 2002 Plan was initially established in May 2002 and approved by shareholders. The 2002 Plan was amended and restated in May 2005 to allow for the issuance of restricted stock grants in addition to stock options. The 2002 Plan was also amended and restated in May 2007 to increase the number of shares available for issuance under the plan by 1,000,000 shares. Both amendments were approved by shareholders. After the effect of the 1-for-10 reverse stock split, the Plan authorizes the issuance of up to 214,012 shares of stock, of which 133,305 shares were available for issuance at March 31, 2011.

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

During the three month period ended March 31, 2011, stock option activity was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Stock options outstanding, 12/31/2010	85,376	$91.33
Issued	—	—
Forfeited	(4,669)	91.07

Stock options outstanding, 3/31/2011	80,707	91.34	4.67	$—

Stock options exercisable, 3/31/2011	54,977	$87.93	3.70	$—

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

There were no stock options granted during the first quarter of 2011 or 2010. During the three months ended March 31, 2011, there were 750 restricted stock grants issued.

As of March 31, 2011, there were 1,250 restricted stock grants outstanding, 25 shares were vested, with the remaining 1,225 shares expected to fully vest between 2016 and 2018.

Accounting for “Share-Based Payment” requires that the cash flows from the tax benefits resulting from tax deductions in excess of the compensation expense recognized for stock options (excess tax benefits) be reported as financing cash flows. There were no excess tax benefits classified as financing cash inflows for the three months ended March 31, 2011, and March 31, 2010, respectively.

Stock-based compensation expense recognized under the standard was $36,000 with a related tax benefit of $14,400 for the quarter ended March 31, 2011, compared to stock-based compensation expense of $104,000, with a related tax benefit of $41,600, for the quarter ended March 31, 2010. At March 31, 2011, unrecognized stock-based compensation expense totaled $432,000 and will be expensed over a weighted-average period of approximately 2.0 years.

NOTE 4 - INVESTMENT SECURITIES

Investment securities at March 31, 2011 and December 31, 2010 consisted of the following:

(Dollars in 000’s)
	March 31, 2011
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale:
Collateralized mortgage obligations	$115,767	$680	$(775)	$115,672
Mortgage-backed securities	2,212	4	—	2,216
U.S. Government and agency securities	69,489	18	(248)	69,259
Obligations of states and political subdivisions	14,440	176	(122)	14,494

Total	$201,908	$878	$(1,145)	$201,641

Held-to-maturity:
Mortgage-backed securities	$4,557	$86	$(4)	$4,639
U.S. Government and agency securities	10,328	295	—	10,623
Obligations of states and political subdivisions	11,379	226	(174)	11,431

Total	$26,264	$607	$(178)	$26,693

Investment securities - Other Community Reinvestment Act	$2,000	$—	$—	$2,000

Restricted equity securities	$3,421	$—	$—	$3,421

	December 31, 2010
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale:
Collateralized mortgage obligations	$131,372	$1,647	$(802)	$132,217
Mortgage-backed securities	9,023	72	(39)	9,056
U.S. Government and agency securities	36,371	24	(119)	36,276
Obligations of states and political subdivisions	6,009	125	—	6,134

Total	$182,775	$1,868	$(960)	$183,683

Held-to-maturity:
Mortgage-backed securities	$4,781	$108	$—	$4,889
U.S. Government and agency securities	12,151	378	—	12,529
Obligations of states and political subdivisions	12,201	179	(183)	12,197

Total	$29,133	$665	$(183)	$29,615

Investment securities - Other Community Reinvestment Act	$2,000	$—	$—	$2,000

Restricted equity securities	$3,474	$—	$—	$3,474

The table below presents the gross unrealized losses and fair value of the Bank’s investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2011. Of these amounts, 37 available-for-sale investments comprised the less than 12 months category, and 7 held-to-maturity investments comprised the less than 12 months category.

(Dollars in 000’s)
	Less than 12 months		12 months or more		Total
At March 31, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale:
Collateralized mortgage obligations	$54,571	$(775)	$—	$—	$54,571	$(775)
U.S. Government and agency securities	46,850	(248)	—	—	46,850	(248)
Obligations of state and political subdivisions	7,505	(122)	—	—	7,505	(122)
Held-to-maturity:
Mortgage-backed securities	3,359	(4)	—	—	3,359	(4)
Obligations of state and political subdivisions	3,613	(174)	—	—	3,613	(174)

	$115,898	$(1,323)	$—	$—	$115,898	$(1,323)

	Less than 12 months		12 months or more		Total
At December 31, 2010	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale:
Collateralized mortgage obligations	$43,239	$(802)	$2	$—	$43,241	$(802)
Mortgage-backed securities	2,960	(39)	—	—	2,960	(39)
U.S. Government and agency securities	19,974	(119)	—	—	19,974	(119)
Held-to-maturity:
Obligations of state and political subdivisions	3,593	(176)	553	(7)	4,146	(183)

	$69,766	$(1,136)	$555	$(7)	$70,321	$(1,143)

Substantially all unrealized losses reflected above were the result of changes in interest rates subsequent to the purchase of the securities. The investments with unrealized losses are not considered other-than-temporarily impaired because the decline in fair value is primarily attributable to the changes in interest rates rather than credit quality; the Bank does not intend to sell the securities in this class; and it is not likely that the Bank will be required to sell these securities before recovery of their amortized cost bases, which may include holding each security until maturity.

The amortized cost and estimated fair value of investment securities at March 31, 2011, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

At March 31, 2011
(Dollars in 000’s)
	Available-for-sale		Held-to-maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$9,073	$9,074	$504	$508
Due after one year through five years	58,445	58,243	11,128	11,429
Due after five years through ten years	14,282	14,154	6,277	6,243
Due after ten years	120,108	120,170	8,355	8,513

	$201,908	$201,641	$26,264	$26,693

At March 31, 2011, investment securities with an estimated fair market value of $219.1 million were pledged to secure public deposits.

As required of all members of the Federal Home Loan Bank (“FHLB”) system, the Company maintains an investment in the capital stock of the FHLB in an amount equal to the greater of $500 or 0.5% of home mortgage loans and pass-through securities plus 5.0% of the outstanding balance of mortgage home loans sold to FHLB under the Mortgage Purchase Program. The FHLB system, the largest government sponsored entity in the United States, is made up of 12 regional banks, including the FHLB of Seattle and the FHLB of San Francisco. Participating banks record the value of FHLB stock equal to its par value at $100 per share. The Company is required to hold FHLB’s stock in order to receive advances and views this investment as long-term. Thus, when evaluating it for impairment, the value is determined based on the recovery of the par value through redemption by the FHLB or from the sale to another member, rather than by recognizing temporary declines in value. The FHLB of Seattle disclosed that it reported a net loss for the three month period ended March 31, 2011. On October 25, 2010, the FHLB of Seattle entered into a Stipulation and Consent to the Issuance of a Consent Order with the Federal Housing Finance Agency (“Finance Agency”). The Finance Agency continues to deem the FHLB of Seattle “undercapitalized” under the Finance Agency’s Prompt Corrective Action rule. The Company has concluded that its investment in FHLB is not impaired as of March 31, 2011, and believes that it will ultimately recover the par value of its investment in this stock.

NOTE 5 – LOANS

Loans as of March 31, 2011 and December 31, 2010, consisted of the following:

(Dollars in 000’s)	March 31, 2011	December 31, 2010
Construction, Land Dev & Other Land	$55,533	$62,666
Commercial & Industrial	109,836	119,077
Commercial Real Estate Loans	606,616	626,387
Secured Multifamily Residential	23,156	24,227
Other Commercial Loans Secured by RE	55,518	59,284
Loans to Individuals, Family & Personal Expense	12,240	12,472
Consumer/Finance	36,244	36,859
Other Loans	23,359	37,255
Overdrafts	309	319

Gross loans	922,811	978,546
Less: allowance for loan losses	(33,366)	(35,582)
Less: deferred fees and restructed loan concessions	(1,793)	(1,751)

Loans, net	$887,652	$941,213

NOTE 6 – ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY

The allowance for loan losses represents the Company’s estimate as to the probable credit losses inherent in its loan portfolio. The allowance for loan losses is increased through periodic charges to provision for loan losses and represents the aggregate amount, net of loans charged-off and recoveries on previously charged-off loans, that is needed to establish an appropriate reserve for credit losses. The allowance is estimated based on a variety of factors and using a methodology as described below:

•

The Company classifies loans into relatively homogeneous pools by loan type in accordance with regulatory guidelines for regulatory reporting purposes. The Company regularly reviews all loans within each loan category to establish risk ratings for them that include Pass, Watch, Special Mention, Substandard, Doubtful and Loss. Pursuant to “Accounting for Creditors for Impairment of a Loan,” the impaired portion of collateral dependent loans is charged-off. Other risk-related loans not considered impaired have loss factors applied to the various loan pool balances to establish loss potential for provisioning purposes.

•

Analyses are performed to establish the loss factors based on a three-year historical experience, as well as expected losses based on qualitative evaluations of such factors as the economic trends and conditions, industry conditions, levels and trends in delinquencies and impaired loans, levels and trends in charge-offs and recoveries, among others. The loss factors are applied to loan category pools segregated by risk classification through the current period to estimate the loss inherent in the Company’s loan portfolio pursuant to “Accounting for Contingencies.”

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

•

In the event that a current appraisal to support the fair value of the real estate collateral underlying an impaired loan has not yet been received, but the Company believes that the collateral value is insufficient to support the loan amount, an impairment reserve is recorded. In these instances, the receipt of a current appraisal triggers an updated review of the collateral support for the loan and any deficiency is charged-off or reserved at that time. In those instances where a current appraisal is not available in a timely manner in relation to a financial reporting cut-off date, the Company’s internal appraisal review department prepares a collateral valuation based on a number of factors including, but not limited to, property location, local price volatility, local economic conditions, and recent comparable sales. In all cases, the costs to sell the subject property are deducted in arriving at the fair value of the collateral. Any unpaid property taxes or similar expenses are expensed at the time the property is acquired by the Bank.

Transactions in the allowance for loan losses for the three months ended March 31, 2011 and 2010 were as follows:

Allowance for Credit Losses and Recorded Investment in Financing Receivables

(Dollars in 000’s)
	Construction, Land Dev	Comm & Industrial	Comm Real Estate	Comm Real Estate Multi	Comm Real Estate - Other	Loans to Individuals	Consumer Finance	Other Loans and Overdrafts	Total
For the three months ended March 31, 2011
Allowance for credit losses:

Beginning balance	$4,703	$8,051	$14,419	$126	$4,623	$973	$2,376	$311	$35,582
Charge-offs	(5,484)	(1,052)	(4,068)	—	(1,659)	—	(265)	(22)	(12,550)
Recoveries	26	3,365	456	—	92	—	84	11	4,034
Provision	4,131	(3,287)	4,272	13	1,285	(167)	147	(94)	6,300

Ending balance	$3,376	$7,077	$15,079	$139	$4,341	$806	$2,342	$206	$33,366

Ending balance: individually evaluated for impairment	$367	$118	$3,845	$—	$2,884	$4	$—	$—	$7,218

Ending balance: collectively evaluated for impairment	$3,009	$6,959	$11,234	$139	$1,457	$802	$2,342	$206	$26,148

Loans:

Ending balance	$55,533	$109,836	$606,616	$23,156	$55,518	$12,240	$36,244	$23,668	$922,811

Ending balance: individually evaluated for impairment	$24,207	$2,026	$72,287	$—	$8,673	$23	$91	$2,537	$109,844

Ending balance: collectively evaluated for impairment	$31,326	$107,810	$534,329	$23,156	$46,845	$12,217	$36,153	$21,131	$812,967

	Construction, Land Dev	Comm & Industrial	Comm Real Estate	Comm Real Estate Multi	Comm Real Estate - Other	Loans to Individuals	Consumer Finance	Other Loans and Overdrafts	Total
For the three months ended March 31, 2010
Allowance for credit losses:

Beginning balance	$15,033	$6,409	$20,923	$506	$531	$231	$1,150	$1,120	$45,903
Charge-offs	(3,473)	(912)	(1,027)	—	(496)	(23)	(440)	(30)	(6,401)
Recoveries	35	68	278	—	2	—	356	177	916
Provision	557	1,111	3,635	(12)	789	(3)	(97)	120	6,100

Ending balance	$12,152	$6,676	$23,809	$494	$826	$205	$969	$1,387	$46,518

Ending balance: individually evaluated for impairment	$4,732	$342	$2,655	$—	$261	$—	$—	$251	$8,241

Ending balance: collectively evaluated for impairment	$7,420	$6,334	$21,154	$494	$565	$205	$969	$1,136	$38,277

Loans:

Ending balance	$124,133	$155,531	$662,354	$21,699	$65,117	$13,783	$37,500	$36,573	$1,116,690

Ending balance: individually evaluated for impairment	$43,657	$2,740	$48,719	$—	$6,646	$3	$828	$1,779	$104,372

Ending balance: collectively evaluated for impairment	$80,476	$152,791	$613,635	$21,699	$58,471	$13,780	$36,672	$34,794	$1,012,318

The following tables summarize the Company’s loans past due by type as of March 31, 2011 and December 31, 2010:

(Dollars in 000’s)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days Past Due and Accruing
March 31, 2011

Construction, Land Dev & Other Land	$5,793	$1,961	$5,090	$12,844	$42,689	$55,533	$—
Commercial & Industrial	882	—	1,227	2,109	107,726	109,835	—
Commercial Real Estate Loans	26,369	627	37,043	64,039	542,577	606,616	—
Secured Multifamily Residential	200	—	—	200	22,956	23,156	—
Other Commercial Loans Secured by RE	—	100	950	1,050	54,469	55,519	—
Loans to Individuals, Family & Personal Expense	250	6	—	256	11,984	12,240	—
Consumer/Finance	492	169	91	752	35,492	36,244	91
Other Loans and Overdrafts	—	—	2,538	2,538	21,130	23,668	—

Total	$33,986	$2,863	$46,939	$83,788	$839,023	$922,811	$91

December 31, 2010

Construction, Land Dev & Other Land	$133	$—	$7,447	$7,580	$55,086	$62,666	$—
Commercial & Industrial	222	5	1,298	1,525	117,552	119,077	—
Commercial Real Estate Loans	8,011	2,007	36,396	46,414	579,973	626,387	—
Secured Multifamily Residential	—	—	307	307	23,920	24,227	—
Other Commercial Loans Secured by RE	97	224	2,709	3,030	56,254	59,284	—
Loans to Individuals, Family & Personal Expense	10	—	—	10	12,462	12,472	—
Consumer/Finance	603	188	123	914	35,945	36,859	123
Other Loans and Overdrafts	2,104	—	434	2,538	35,036	37,574	—

Total	$11,180	$2,424	$48,714	$62,318	$916,228	$978,546	$123

Impaired loans by type for the three months ended March 31, 2011 and twelve months ended December 31, 2010 were as follows:

(Dollars in 000’s)	Unpaid			Average	Interest
	Principal	Recorded	Related	Recorded	Income
	Balance	Investment	Allowance	Investment	Recognized
March 31, 2011
With no Related Allowance
Construction, Land Dev & Other Land	$39,935	$22,603	$—	$24,055	$—
Commercial & Industrial	2,296	1,728	—	1,569	—
Commercial Real Estate Loans	75,227	60,203	—	64,107	—
Secured Multifamily Residential	—	—	—	201	—
Other Commercial Loans Secured by RE	4,839	3,468	—	3,720	—
Loans to Individuals, Family & Personal Expense	—	—	—	—	—
Consumer/Finance	—	91	—	114	4
Other Loans	2,864	2,537	—	2,538	—

Total	$125,161	$90,630	$—	$96,304	$4
With a Related Allowance
Construction, Land Dev & Other Land	$1,604	$1,604	$367	$4,836	$—
Commercial & Industrial	775	298	118	724	—
Commercial Real Estate Loans	17,617	12,084	3,845	12,237	—
Secured Multifamily Residential	—	—	—	—	—
Other Commercial Loans Secured by RE	5,205	5,205	2,884	6,215	—
Loans to Individuals, Family & Personal Expense	23	23	4	24	—
Consumer/Finance	—	—	—	—	—
Other Loans	—	—	—	—	—

Total	$25,224	$19,214	$7,218	$24,036	$—
Total Impaired Loans:
Construction, Land Dev & Other Land	$41,539	$24,207	$367	$28,891	$—
Commercial & Industrial	3,071	2,026	118	2,293	—
Commercial Real Estate Loans	92,844	72,287	3,845	76,344	—
Secured Multifamily Residential	—	—	—	201	—
Other Commercial Loans Secured by RE	10,044	8,673	2,884	9,935	—
Loans to Individuals, Family & Personal Expense	23	23	4	24	—
Consumer/Finance	—	91	—	114	4
Other Loans	2,864	2,537	—	2,538	—

Total Impaired Loans	$150,385	$109,844	$7,218	$120,340	$4

Included in the table above are $91,000 of consumer loans that are 90 days past due and still accruing interest. These loans are charged-off according to policy after 120 days. The remaining loans are on non-accrual status at March 31, 2011.

(Dollars in 000’s)	Unpaid			Average	Interest
	Principal	Recorded	Related	Recorded	Income
	Balance	Investment	Allowance	Investment	Recognized
December 31, 2010
With no Related Allowance
Construction, Land Dev & Other Land	$39,517	$26,007	$—	$25,675	$—
Commercial & Industrial	2,598	1,682	—	2,654	—
Commercial Real Estate Loans	76,316	66,917	—	57,839	—
Secured Multifamily Residential	307	307	—	183	—
Other Commercial Loans Secured by RE	4,553	3,913	—	4,897	—
Loans to Individuals, Family & Personal Expense	26	26	—	5	—
Consumer/Finance	123	123	—	10	16
Other Loans	2,864	2,538	—	737	—

Total	$126,304	$101,513	$—	$92,000	$16
With a Related Allowance
Construction, Land Dev & Other Land	$8,151	$6,577	$2,365	$11,324	$—
Commercial & Industrial	1,027	1,027	295	782	—
Commercial Real Estate Loans	19,321	13,687	3,554	8,800	—
Secured Multifamily Residential	—	—	—	—	—
Other Commercial Loans Secured by RE	6,812	6,812	3,440	2,017	—
Loans to Individuals, Family & Personal Expense	—	—	5	9	—
Consumer/Finance	—	—	—	—	—
Other Loans	—	—	—	207	—

Total	$35,311	$28,103	$9,659	$23,139	$—
Total Impaired Loans:
Construction, Land Dev & Other Land	$47,668	$32,584	$2,365	$36,999	$—
Commercial & Industrial	3,625	2,709	295	3,436	—
Commercial Real Estate Loans	95,637	80,604	3,554	66,639	—
Secured Multifamily Residential	307	307	—	183	—
Other Commercial Loans Secured by RE	11,365	10,725	3,440	6,914	—
Loans to Individuals, Family & Personal Expense	26	26	5	14	—
Consumer/Finance	123	123	—	10	16
Other Loans	2,864	2,538	—	944	—

Total Impaired Loans	$161,615	$129,616	$9,659	$115,139	$16

Included in the table above are $123,000 of consumer loans that are 90 days past due and still accruing interest. These loans are charged-off according to policy after 120 days. The remaining loans were on non-accrual status at December 31, 2010.

The weighted average recorded investment in impaired loans was $120.3 million and $115.1 million at March 31, 2011, and December 31, 2010, respectively.

The Company assigns risk ratings to loans based on internal review. These risk ratings are grouped and defined as follows:

Pass – The borrower is considered creditworthy and has the ability to repay the debt in the normal course of business.

Watch – This rating indicates that according to current information, the borrower has the capacity to perform according to terms; however, elements of uncertainty (an uncharacteristic negative financial or other risk factor event) exist. Margins of debt service coverage are or have narrowed, and historical patterns of financial performance may be erratic although the overall trends are positive. If secured, collateral value and adequate sources of repayment currently protect the loan. Material adverse trends have not developed at this time. Loans in this category can be to new and/or thinly capitalized companies with limited proven performance history.

Special Mention - A Special Mention asset has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. Special Mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification. This rating is not a transitional grade by definition; however, an appropriate action plan is required to ensure timely risk rating change as circumstances warrant.

Substandard – The loan is inadequately protected by the current worth and/or paying capacity of the obligor or of the collateral pledged, if any. There are well-defined weaknesses that jeopardize the repayment of the debt. Although loss may not be imminent, if the weaknesses are not corrected, there is a good possibility that the Bank will sustain a loss. Loss potential, while existing in the aggregate amount of Substandard assets, does not have to exist in individual assets classified Substandard.

Doubtful – The loan has the weaknesses of those in the classification of Substandard, one or more of which make collection or liquidation in full, on the basis of currently ascertainable facts, conditions and values, highly questionable or improbable. The possibility of loss is extremely high, but certain identifiable contingencies that are reasonably likely to materialize may work to the advantage and strengthening of the loan, such that it is reasonable to defer its classification as a Loss until its more exact status may be determined. Contingencies that may call for deferral of Loss classification include proposed merger, acquisition, or liquidation procedures, capital injection, perfecting liens on additional collateral and refinancing plans. Loans in this classification are carried on nonaccrual and are considered impaired. Credits rated Doubtful are to be reviewed frequently to determine if event(s) that might require a change in rating upward or downward have taken place.

(Dollars in 000’s) Credit quality indicators as of March 31, 2011 and December 31, 2010 were as follows:

March 31, 2011	Construction,	Comm &	Comm Real	Comm Real	Comm Real	Loans to	Other Loans
	Land Dev	Industrial	Estate	Estate Multi	Estate - Other	Individuals	and Overdraft	Total
Pass	$15,156	$54,039	$308,082	$9,182	$38,727	$11,391	$13,877	$450,454
Watch	3,754	4,899	43,220	—	2,085	—	202	54,160
Special Mention	3,609	9,860	101,117	12,813	1,091	—	4,073	132,563
Substandard	31,087	40,740	141,980	1,161	8,410	826	5,516	229,720
Doubtful	1,927	298	12,217	—	5,205	23	—	19,670

Total	$55,533	$109,836	$606,616	$23,156	$55,518	$12,240	$23,668	886,567

Total Consumer Credit								36,244

Total loans								$922,811

Consumer Credit Exposure

Credit Risk Profile Based on Payment Activity

Consumer
Performing	$36,153
Nonperforming	91

Total	$36,244

December 31, 2010	Construction,	Comm &	Comm Real	Comm Real	Comm Real	Loans to	Other Loans
	Land Dev	Industrial	Estate	Estate Multi	Estate - Other	Individuals	and Overdraft	Total
Pass	$17,261	$58,567	$314,877	$9,215	$40,293	$11,620	$24,792	$476,625
Watch	—	5,676	31,395	—	2,098	—	3,824	42,993
Special Mention	6,435	12,337	118,287	13,540	2,309	—	3,841	156,749
Substandard	35,893	41,404	147,513	1,472	7,772	826	5,117	239,997
Doubtful	3,077	1,093	14,315	—	6,812	26	—	25,323

Total	$62,666	$119,077	$626,387	$24,227	$59,284	$12,472	$37,574	941,687

Total Consumer Credit								36,859

Total loans								$978,546

Consumer Credit Exposure

Credit Risk Profile Based on Payment Activity

Consumer
Performing	$36,736
Nonperforming	123

Total	$36,859

In some instances the Company has modified or restructured loans to amend the interest rate and/or extend the maturity. Through March 31, 2011, any such amendments have generally been consistent with the terms of newly booked loans reflecting current standards for amortization and interest rate and do not represent concessions to such borrowers. In those instances where concessions have been granted meeting the criteria for a troubled debt restructuring (“TDR”), the related loans have been recorded as TDR’s and placed on non-accrual status. TDR’s recorded by the Company at March 31, 2011, totaled approximately $47.7 million and were comprised of 27 loans.

The Company’s appraisal update procedures for classified loans and OREO property units result in a significant number of appraisals completed as frequently as every six months with the remaining appraisals updated no less frequently than every twelve months.

NOTE 7 – FEDERAL HOME LOAN BANK BORROWINGS AND OTHER BORROWINGS

The Bank had long-term borrowings outstanding with the FHLB totaling approximately $20,000 and $22,000 as of March 31, 2011, and December 31, 2010, respectively. The Bank makes monthly principal and interest payments on the long-term borrowing, which matures by 2014 and bears a fixed interest rate of 6.53%. The Bank also participates in the Cash Management Advance (“CMA”) program with the FHLB. CMA borrowings are short-term borrowings that mature within one year and accrue interest at the variable rate as published by the FHLB. As of March 31, 2011 and December 31, 2010, the Bank had no outstanding CMA borrowings. All outstanding borrowings with the FHLB are collateralized as provided for under the Advances, Security and Deposit Agreement between the Bank and the FHLB and include the Bank’s FHLB stock and any funds or investment securities held by the FHLB that are not otherwise pledged for the benefit of others. At March 31, 2011, the Bank maintained a line of credit with the FHLB of Seattle for $64.0 million and was in compliance with its related collateral requirements.

The Bank also had $20.0 million available for additional borrowing from a correspondent bank; and $13.5 million available for borrowing from the Federal Reserve discount window.

During the first quarter of 2011, the Company began a program to sell securities under agreements to repurchase. At March 31, 2011, the Bank had $1.9 million securities sold under agreements to repurchase with a maximum balance at any month-end during the quarter of $1.9 million and an average quarterly balance of $1.5 million.

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

Following are the terms of the junior subordinated debentures as of March 31, 2011.

		Issued		Maturity	Redemption
Trust Name	Issue Date	Amount	Rate	Date	Date
PremierWest Statutory Trust I	December 2004	$7,732,000	LIBOR + 1.75% (1)	December 2034	December 2009
PremierWest Statutory Trust II	December 2004	7,732,000	LIBOR + 1.79% (2)	March 2035	March 2010
Stockmans Financial Trust I	August 2005	15,464,000	LIBOR + 1.42% (3)	September 2035	September 2010

		$30,928,000

(1)	PremierWest Statutory Trust I was bearing interest at the fixed rate of 5.65% until mid-December 2009, at which time it changed to a variable rate of 3-month LIBOR (0.31% at March 15, 2011) plus 1.75% or 2.06%, adjusted quarterly, through the final maturity date in December 2034.
(2)	PremierWest Statutory Trust II was bearing interest at the fixed rate of 5.65% until March 2010, at which time it changed to the variable rate of 3-month LIBOR (0.31% at March 15, 2011) plus 1.79% or 2.10%, adjusted quarterly, through the final maturity date in March 2035.
(3)	Stockmans Financial Trust I was bearing interest at the fixed rate of 5.93% until September 2010, at which time it changed to the variable rate of 3-month LIBOR (0.31% at March 15, 2011) plus 1.42% or 1.73%, adjusted quarterly, through the final maturity date in September 2035.

The Oregon Department of Consumer and Business Services, which supervises banks and bank holding companies through its Division of Finance and Corporate Securities, and the Federal Reserve have policies that encourage banks and bank holding companies to pay dividends from current earnings, and have the general authority to limit the dividends paid by banks and bank holding companies, respectively. The Company does not expect to be in a position to pay interest payments on trust preferred securities without regulatory approval or until the Bank is “well-capitalized” and has satisfied conditions in its recent regulatory agreement (see Note 2). The Company is permitted to defer such interest payments for up to 20 consecutive quarters, but during a deferral period it is prohibited from making dividend payments on its capital stock. The amount of accrued and unpaid interest was approximately $1.8 million as of March 31, 2011. At March 31, 2011, the Company had deferred payment of interest for six consecutive quarters.

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

In connection with the issuance and sale of the Company’s securities, the Company entered into a Letter Agreement including the Securities Purchase Agreement-Standard Terms, dated February 13, 2009, with the United States Department of the Treasury (the “TARP Agreement”). The TARP Agreement contains limitations on the payment of quarterly cash dividends on the Company’s common stock in excess of $0.057 per share and on the Company’s ability to repurchase its common stock. The TARP Agreement also grants the holders of the Series B Preferred Stock, the Warrant and the common stock to be issued under the Warrant registration rights, and subjects the Company to executive compensation limitations included in the Emergency Economic Stabilization Act of 2008 as amended by the American Recovery and Reinvestment Act of 2009. Participants in the TARP Capital Purchase Program are required to have in place limitations on the compensation of Senior Executive Officers and other employees.

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

While payments have not been made since the third quarter of 2009, in order to preserve capital, the Company has continued to accrue dividends through the first quarter of 2011. As of March 31, 2011, accrued and unpaid dividends totaled approximately $3.5 million.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve various levels and elements of credit and interest rate risk in excess of the amount recognized in the accompanying consolidated financial statements. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. As of March 31, 2011, the Company had a total of $88.2 million of unfunded loan commitments consisting of $80.4 million of commitments to extend credit to customers and $7.5 million of standby letters related to extensions of credit. The Company also had approximately $271,000 of other unsecured lines of credit related to overdraft protection for demand deposit accounts.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held, if required, varies as specified above.

The Bank also maintains a reserve against these off-balance sheet financial instruments of $92,000 and $85,000 at March 31, 2011, and December 31, 2010, respectively.

In the ordinary course of business, the Bank may become involved in litigation arising from normal banking activities. In the opinion of Management, the ultimate disposition of current actions will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

NOTE 11 – BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE

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

The following summarizes the weighted average shares outstanding for computation of basic and diluted shares for the three months ended March 31, 2011 and 2010.

Three months ended March 31:	2011	2010
Weighted average number of common shares:
Average shares outstanding-basic	10,034,847	3,229,200
Average shares outstanding-diluted	10,034,847	3,229,200

As of March 31, 2011 and 2010, stock options of 80,700 and 94,200, respectively, were not included in the computation of diluted earnings per share, as well as the U.S. Treasury Warrant to purchase 109,039 shares of common stock, as their inclusion would have been anti-dilutive. No common stock equivalents are considered when the Company reports a net loss, as their inclusion would also be anti-dilutive.

NOTE 12 – INCOME TAXES

As of March 31, 2011, December 31, 2010, and March 31, 2010, the Company had no recorded net deferred tax assets. Under generally accepted accounting principles, a valuation analysis is required to be established if it is “more likely than not” that the deferred tax asset will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, including forecasts of future income, applicable tax planning strategies and assessments of current and future economic and business conditions. Positive evidence includes the ability to implement tax planning strategies to accelerate taxable income recognition and the probability that taxable income will be generated in future periods. Negative evidence includes the Company’s cumulative loss in the prior three year period and the current general business and economic environment.

NOTE 13 – FAIR VALUE MEASUREMENTS

The Company uses Statement of Financial Accounting Standards “Fair Value Measurements” to define fair value which establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.

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

(Dollars in 000’s)	Fair Value Measurements
	At 03/31/11 Using
Description	Fair Value 3/31/2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
Mortgage-backed securities	$2,216	$—	$2,216	$—
Collaterialized mortgage obligations	115,672	—	115,672	—
U.S. Government and agency securities	69,259	—	69,259	—
Obligations of states and political subdivisions	14,494	—	14,494	—

Total assets measured at fair value	$201,641	$—	$201,641	$—

	Fair Value Measurements
	At 12/31/10 Using
Description	Fair Value 12/31/2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
Mortgage-backed securities	$9,056	$—	$9,056	$—
Collaterialized mortgage obligations	132,217	—	132,217	—
U.S. Government and agency securities	36,276	—	36,276	—
Obligations of states and political subdivisions	6,134	—	6,134	—

Total assets measured at fair value	$183,683	$—	$183,683	$—

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

Other Real Estate and Foreclosed Assets – Other real estate and foreclosed assets (“OREO”) acquired through foreclosure or deeds in lieu of foreclosure are carried at the lower of cost, less costs to sell, or estimated net realizable value utilizing current property appraisal valuations. When property is acquired, any excess of the loan balance over the estimated net realizable value is charged to the allowance for loan losses. Holding costs, subsequent write-downs to net realizable value, if any, or any disposition gains or losses are included in non-interest expense. The Bank had $29.8 million and $32.0 million in OREO at March 31, 2011 and December 31, 2010, respectively.

The following table presents the fair value measurement for earning assets as of March 31, 2011 and December 31, 2010, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

(Dollars in 000’s)	Fair Value Measurements
	For the Three Months Ended 03/31/11 Using
Description	Fair Value 3/31/2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total period gains (losses) included in earnings
Other real estate owned and foreclosed assets	$29,757	$—	$—	$29,757	$(2,076)
Loans measured for impairment, net of specific reserves	48,859	—	—	48,859	(6,075)

Total impaired assets measured at fair value	$78,616	$—	$—	$78,616	$(8,151)

	Fair Value Measurements
	For the Twelve Months Ended 12/31/10 Using
Description	Fair Value 12/31/2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total period gains (losses) included in earnings
Other real estate owned and foreclosed assets	$32,009	$—	$—	$32,009	$(5,347)
Loans measured for impairment, net of specific reserves	46,863	—	—	46,863	(22,311)

Total impaired assets measured at fair value	$78,872	$—	$—	$78,872	$(27,658)

As of March 31, 2011 and December 31, 2010, all nonperforming loans were considered impaired and were measured for impairment. The table below shows the detail of the various categories of impaired loans:

(Dollars in 000’s)	As of March 31, 2011	As of December 31, 2010
	Carrying	Carrying
	Value	Value
Impaired loans with charge-offs loan-to-date (1)	$36,863	$28,393
Impaired loans with specific reserves	18,916	27,832
Impaired loans with both specific reserves and charge-offs loan-to-date (1)	298	297

Subtotal impaired loans with specific reserves and/or charge-offs loan-to-date	56,077	56,522
Specific reserves associated with impaired loans	(7,218)	(9,659)

Total loans measured for impairment, net of specific reserves	$48,859	$46,863

Impaired loans without charge-offs or specific reserves	$53,767	$73,094

(1)	Total charge-offs incurred from inception of the loans

The following methods and assumptions were used by the Bank in estimating fair values of assets and liabilities in accordance with the provisions of Financial Accounting Standards Board, “Disclosures about Fair Value of Financial Instruments” ASC 825-10-50.

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

Short-term borrowings and securities sold under agreements to repurchase – The carrying amounts of federal funds purchased, securities sold under agreements to repurchase, and other short-term borrowings maturing within 90 days approximate their fair values. Fair values of other short-term borrowings are estimated using discounted cash flow analyses based on the Bank’s current incremental borrowing rate for similar types of borrowing arrangements.

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

In addition, as the Bank normally intends to hold the majority of its financial instruments until maturity, it does not expect to realize many of the estimated amounts disclosed. The disclosures also do not include estimated fair value amounts for items that are not defined as financial instruments but have significant value. These include such off-balance sheet items as core deposit intangibles on acquired deposits. The Bank does not believe that it would be practicable to estimate a representational fair value for these types of items as of the periods presented.

As this standard excludes certain financial instruments and all non-financial instruments from its disclosure requirements, any aggregation of the fair value amounts presented in the following table would not represent the underlying value of the Bank.

The estimated fair values of the Bank’s significant on-balance sheet financial instruments at March 31, 2011, and December 31, 2010, were as follows:

(Dollars in 000’s)	As of March 31, 2011		As of December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Financial assets:
Cash and cash equivalents	$142,025	$142,025	$138,974	$138,974
Interest-bearing certificates of deposit (original maturities greater than 90 days)	$1,500	$1,500	$1,500	$1,500
Investment securities available-for-sale	$201,641	$201,641	$183,683	$183,683
Investment securities held-to-maturity	$26,264	$26,693	$29,133	$29,615
Investment securities - Community Reinvestment Act	$2,000	$2,000	$2,000	$2,000
Restricted equity investments	$3,421	$3,421	$3,474	$3,474
Loans held-for-sale	$505	$505	$929	$929
Loans	$922,811	$863,697	$978,546	$913,834

Financial liabilities:
Deposits	$1,233,881	$1,241,967	$1,266,249	$1,275,519
FHLB borrowings	$20	$20	$22	$22
Securities sold under agreements to repurchase	$1,894	$1,894	$—	$—
Junior subordinated debentures	$30,928	$21,537	$30,928	$20,629

NOTE 14 – RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2011, the FASB issued Accounting Standards Update ASU No. 2011-02 “Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring Is A Troubled Debt Restructuring.” This Standard clarifies the accounting principles applied to loan modifications. ASU No. 2011-02 was issued to address the recording of an impairment loss in FASB ASC 310, Receivables. The changes apply to a lender that modifies a receivable covered by Subtopic 310-40 Receivables – Troubled Debt Restructurings by Creditors. This standard is effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively. The adoption of ASU No. 2011-02 is not expected to have a material impact on the consolidated financial statements.

In January 2011, the FASB issued Accounting Standards Update ASU No. 2011-01“Receivables (Topic 310) – Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.” This standard temporarily delays the public entity effective date for disclosures related to troubled debt restructurings originally introduced in ASU No. 2010-20. According to the current guidance in ASU No. 2010-20, public-entity creditors would have provided disclosures about troubled debt restructurings for periods beginning on or after December 15, 2010. That guidance is now effective for interim and annual periods ending after June 15, 2011. This standard is effective upon issuance. This update requires a significant expansion of disclosures for troubled debt restructurings, but the adoption of these disclosures is not expected to have a material impact on the consolidated financial statements.

In December 2010, the FASB issued Accounting Standards Update ASU No. 2010-29 “Business Combinations (Topic 805) — Disclosure of Supplementary Pro Forma Information for Business Combinations (a consensus of the FASB Emerging Issues Task Force).” This Standard instructs that if a public entity that was recently involved in a merger or acquisition presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity in the same fashion as would be customary if the business combination had occurred as of the beginning of the prior annual reporting period only, and expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. These amendments are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, and should be applied prospectively. The adoption of ASU No. 2010-29 did not have a material impact on the consolidated financial statements.

In December 2010, the FASB issued Accounting Standards Update ASU No. 2010-28“Intangibles – Goodwill and Other (Topic 350) – When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” The changes to FASB ASC 350-25-35 modify Step 1 of the evaluation of goodwill impairment for reporting units with zero or negative carrying amounts to require that Step 2 of the impairment test be performed to measure the amount of any impairment loss when it is more likely than not that a goodwill impairment exits. This change prevents the assertion made by some businesses that Step 2 need not be taken when the carrying amount of a unit is zero or less. For public entities, the amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010, with early adoption not permitted. The adoption of ASU No. 2010-28 did not have a material impact on the consolidated financial statements.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of the “safe-harbor” provisions of Sections 21D and 21E of the Securities Exchange Act of 1934, as amended. Other than statements of historical fact, all statements about our financial position and results of operations, business strategy and Management’s plans and objectives for future operations are forward-looking statements. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” and “intend,” and words or phrases of similar meaning, as they relate to the Company or Management, are intended to help identify forward-looking statements. Examples of forward-looking statements include, but are not limited to: statements that include projections or Management’s expectations for revenues, income or expenses, earnings per share, capital expenditures, dividends, capital levels and structure and other financial items; statements of the plans and objectives of the Company, its Management or its Board of Directors, including the introduction of new products or services, plans for expansion, acquisitions or future growth and estimates or predictions of actions by customers, vendors, competitors or regulatory authorities; statements about future economic performance; statements of assumptions underlying other statements about the Company and its business; statements regarding the adequacy of the allowance for loan losses; statements regarding regulatory compliance; and descriptions of assumptions underlying or relating to any of the foregoing. Although Management believes that the expectations reflected in forward-looking statements are reasonable, we can make no assurance that such expectations will prove correct. Forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements. For a more comprehensive discussion of the risk factors impacting our business refer to Item 1A Risk Factors in the Company’s filed Form 10-K for the year ended December 31, 2010, as updated and supplemented by this Form 10-Q and other filings with the Securities and Exchange Commission. These risks and uncertainties include the effect of competition and our ability to compete on price and other factors; deterioration in credit quality, or in the value of the collateral securing our loans, due to higher interest rates, increased unemployment, further or continued disruptions in the credit markets, or other economic factors; customer acceptance of new products and services; economic conditions and events that disproportionately affect our business due to regional concentration; general business and economic conditions, including the residential and commercial real estate markets; interest rate changes; regulatory and legislative changes; changes in the demand for loans and changes in consumer spending, borrowing and savings habits; changes in accounting policies; our ability to maintain or expand our market share or our net interest margin; factors that could limit or delay implementation of our marketing and growth strategies; our ability to integrate acquired branches or banks; and our ability to achieve compliance with regulatory agreements. You should not unduly rely on forward-looking statements. They give our expectations about the future and are not guarantees. Forward-looking statements speak only as of the date they are made, and we do not undertake to update them to reflect changes that occur after the date they are made. This report includes information about our historical financial performance, and this information should not be considered as an indication or projection of future results.

OVERVIEW – The following includes Management’s discussion of the financial condition and results of operations for PremierWest Bancorp and its wholly-owned subsidiary, PremierWest Bank, including the Bank’s wholly-owned subsidiaries, Premier Finance Company and PremierWest Investment Services, Inc., for the three month period ended March 31, 2011. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes contained in this report as well as the Company’s Form 10-K for the year ended December 31, 2010. For discussion purposes, Management has made comparisons, as it deems appropriate, to comparable interim periods in 2010 and the fiscal year period ended December 31, 2010.

HIGHLIGHTS – For the first quarter ended March 31, 2011, the Company’s net loss applicable to common shareholders was $7.4 million or $0.74 per basic and fully diluted common share, compared to net loss applicable to common shareholders of $3.3 million or $1.02 per basic and fully diluted common share for the quarter ended March 31, 2010. The decline in net income for the three months ended March 31, 2011 as compared to the same period of the prior year is attributable to a reduction in net interest income primarily due to decreases in earning assets, primarily loans. The Company also experienced increases in non-interest expense, primarily expenses associated with loan collection efforts and the handling and disposition of other real estate owned and foreclosed assets. However, noninterest income did improve as compared to the same period of the prior year, primarily from increases in investment brokerage fees and other noninterest income.

At March 31, 2011, loans, net of deferred fees and restructured loan concessions, decreased $55.8 million or 5.7% compared to December 31, 2010 as the weak economy continues to suppress the demand for borrowing. The decline in gross loans during this quarter reflects $38.9 million in loan payoffs net of originations. This reduction also includes $12.6 million in gross loan charge-offs and $4.3 million transferred to OREO. New loans funded during the most recent quarter totaled approximately $7.6 million. At March 31, 2011, deposits decreased $32.4 million or 2.6% from December 31, 2010. Non-interest bearing deposits increased by $9.9 million to $252.6 million, or 20.5% of total deposits, as compared to $242.6 million, or 19.2% as of December 31, 2010.

The Company’s overall loss applicable to common shareholders increased $4.1 million or 124.4% over the three month period ending March 31, 2011, in comparison to the same period a year ago, principally due to reduced interest income and an increase in noninterest expense.

At March 31, 2011, the Company’s allowance for loan losses totaled $33.4 million, representing 3.62% of gross loans. The $2.2 million decrease in the allowance from December 31, 2010, was comprised of a $6.3 million increase from provision charged against earnings offset by $12.6 million in charge-offs and loan concessions netted against $4.1 million in recoveries of previously charged-off loans. Non-performing loans decreased to $109.8 million at March 31, 2011, including $3.7 million placed on non-accrual during this quarterly period. This compares to non-performing loans of $129.6 million, including $33.9 million in loans placed on non-accrual, as of the quarterly period ending December 31, 2010.

Non-performing assets totaled $139.6 million at March 31, 2011, a decrease of $22.0 million when compared to $161.6 million in non-performing assets at December 31, 2010. The March 31, 2011 balance includes $29.8 million in OREO compared to $32.0 million at December 31, 2010.

The Bank’s gross loan to deposit ratio was 74.8% and 77.3% as of March 31, 2011 and December 31, 2010, respectively.

The Company continues to have excess liquidity and a substantial and stable core deposit base. Core deposits are the lowest cost and preferred source of funds. Management will continue to emphasize core deposits as the preferred source of funding as part of the Bank’s overall funding strategy to support liquidity needs as well as continue to implement relationship-oriented strategies for attracting additional core deposits. While the competitive environment for attracting deposits remains keen, PremierWest has been successful over time at retaining its core deposit base and continues to seek these local relationship-based deposits. Management’s broader business plan and strategy is to remain focused on reducing nonperforming assets and limiting new loan commitments to new borrowers who bring strategic relationship value to the Bank.

FINANCIAL HIGHLIGHTS

The following table presents information regarding yields on interest-earning assets, rates paid on interest-bearing liabilities, net interest spreads, net yields on average interest-earning assets, and returns on average assets and returns on average equity for the periods indicated.

(Dollars in 000’s) Analysis for the three-month period ended:	March 31, 2011	March 31, 2010	Increase (Decrease)	% Change
Average fed funds sold and investments	$338,927	$278,181	$60,746	21.84%
Average gross loans	960,326	1,138,058	(177,732)	-15.62%
Average mortgages held-for-sale	722	704	18	2.56%
Average interest-earning assets	1,299,975	1,416,943	(116,968)	-8.25%
Average interest-bearing liabilities	1,029,399	1,166,771	(137,372)	-11.77%
Average total assets	1,397,755	1,509,351	(111,596)	-7.39%
Average stockholders’ equity	96,836	75,458	21,378	28.33%
Average common equity	56,836	35,843	20,993	58.57%

Average yield earned (1)	4.71%	5.23%	(0.52)	-9.94%
Average rate paid	1.11%	1.16%	(0.05)	-4.31%
Net interest spread	3.60%	4.07%	(0.47)	-11.55%

Net interest income to average interest-earning assets (net interest margin) (1)	3.83%	4.27%	(0.44)	-10.30%
Annualized return on average assets	-2.15%	-0.89%	(1.26)	-141.57%
Annualized return on average common equity	-52.87%	-37.36%	(15.51)	-41.51%
Efficiency ratio (2)	102.80%	80.53%	22.27	27.65%

Notes:

(1)	Tax equivalent
(2)	Non-interest expense divided by net interest income plus non-interest income

Reconciliation of Non-GAAP Measure:

Tax Equivalent Net Loss Applicable to Common Shareholders

(Dollars in 000’s) For the three months ended	March 31, 2011	March 31, 2010
Net interest income	$12,201	$14,836
Tax equivalent adjustment for municipal loan interest	45	47
Tax equivalent adjustment for municipal bond interest	30	34

Tax equivalent net interest income	12,276	14,917
Provision for loan losses	6,300	6,100
Noninterest income	3,159	2,708
Noninterest expense	15,798	14,135
Benefit for income taxes	16	—

Tax equivalent net loss	(6,679)	(2,610)
Preferred stock dividends and discount accretion	656	611

Tax equivalent net loss applicable to common shareholders	$(7,335)	$(3,221)

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

REGULATORY AGREEMENT

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

The Agreement required, among other things, that the Bank:

•	Increase and maintain its Tier 1 Capital in such an amount to ensure that the Bank’s leverage ratio equals or exceeds 10% by October 3, 2010,

•	Reduce assets classified “Substandard” in the report of examination to not more than 100% of the Bank’s Tier 1 capital and allowance for loan and lease loss reserve (ALLL) by November 2, 2010, and

•	Reduce assets classified “Substandard” in the report of examination to not more than 70% of the Bank’s Tier 1 capital plus ALLL by April 1, 2011.

As of the date of this report, the Company had not yet achieved these requirements. Prior to the completing the Agreement with the FDIC in April 2010, we completed a common stock offering that raised $33.2 million in gross proceeds, which raised the Bank’s Tier 1 leverage from 5.70% at December 31, 2009, to 8.21% at March 31, 2010. Subsequently the Bank has engaged in balance sheet management activities, including loan and deposit reductions which have further increased its Tier 1 leverage ratio to its March 31, 2011 level of 8.59%. Similarly, the Company has reduced its loans classified “Substandard” to 101.7% of Tier 1 capital plus ALLL as of March 31, 2011, compared to 178.4% as of June 30, 2009. As previously noted, the Company has demonstrated progress and is committed to achieving all the requirements of the Agreement.

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2011

NET INTEREST INCOME – Net interest income, the Bank’s primary source of revenue, is the difference between the interest income generated from earning assets (loans and investments) and the interest expense paid on interest-bearing liabilities (interest-bearing deposits and borrowed funds). Net interest income for the quarter ended March 31, 2011 decreased $2.6 million or down 17.8% from the same quarter one year earlier. This is a result of declining loan volumes and an increase in lower yielding investments offset by deposit interest expense reductions. Market interest rates have been held at low levels during recent years by the Federal Reserve in an attempt to help stimulate the economy. This interest rate environment has affected our cost of interest-bearing deposits and the reinvestment rates available on investment securities during the most recent quarter. In addition, the continued economic slowdown is dampening loan demand such that loan payoffs are outpacing new loan originations. Our yields have also been negatively impacted by the ongoing burden of carrying non-performing loans without receiving interest income on these loans.

Net interest income of $12.2 million declined $464,000, or 3.7%, for the quarter ended March 31, 2011 versus the quarter ended December 31, 2010. This decrease is primarily attributed to the decline in higher-yielding loan balances experienced during the period caused by loan payoffs exceeding originations as a result of the continued downturn in the economy. However, the net interest margin increased by 5 basis points to 3.83% compared to 3.78% in the previous quarter. This increase was despite interest income reversals of $65,000 during the current quarter, which reduced the net interest margin by 2 basis points. This compares to a 17 basis point reduction in net interest margin from $560,000 in interest reversals during the preceding quarter. Net interest margin for the quarter ended March 31, 2011 declined 44 basis points from the net interest margin of 4.27% for the same period in 2010, in which 38 basis points of the decline is attributed to deposit accretion earned over twelve months after the purchase of two branches in July 2009. The remainder is due to the decline in higher-yielding loan balances experienced during the period caused by loan payoffs exceeding originations as a result of the continued downturn in the economy.

The yield on earning assets was 4.71%, down 4 basis points from the preceding quarter ending December 31, 2010. Loan portfolio yields were 5.77%, up 9 basis points from the previous quarter due to declines in interest reversals noted above. Investment securities yields were 1.73%, down 9 basis points from the previous quarter as a result of some restructuring of the portfolio to mitigate the impact of anticipated increases in interest rates. The cost of interest bearing liabilities decreased 11 basis points to 1.11% in the most recent quarter. These changes resulted in a net interest spread of 3.60% during the current quarter ended March 31, 2011, up 7 basis points from 3.53% recorded during the preceding quarter. Net interest spread for the quarter ended March 31, 2011 declined 47 basis points from the net interest spread of 4.07% for the same period in 2010, which was similarly impacted by the deposit accretion referenced above.

LOAN LOSS PROVISION – Charges made to the provision for loan losses were $6.3 million and $6.1 million for the three month periods ended March 31, 2011 and March 31, 2010, respectively. The Company had net charge-offs of $8.5 million during the first quarter of 2011 compared to net charge-offs of $5.5 million for the corresponding period in 2010. Management believes that the March 31, 2011 balance in the allowance for loan losses is reasonable and appropriate to support inherent probable losses in the Company’s loan portfolio. (Also see Allowance for Loan Losses and Reserve for Unfunded Commitments – Note 6.)

NON-INTEREST INCOME – Non-interest income represents service charges, fees, commissions and other income derived principally from general banking services, residential mortgage activity, sales of investment and insurance products and gains from the sales of other assets. During the first quarter of 2011, the Company had non-interest income of $3.2 million, an increase of $451,000 from the corresponding period in 2010. The increase from the previous year was primarily related to a $152,000, or 43.7%, increase in investment brokerage and annuity fees, a $284,000 gain on a death benefit from bank-owned life insurance, $129,000, or 46.6%, increase in gains on sales of securities, offset by $80,000, or 7.8%, decrease in service charges on deposit accounts, and a $68,000, or 9.5%, decrease in other commissions and fees. We have seen a general decrease in service charges as customers are more closely managing their account activity, especially relative to overdraft charges.

NON-INTEREST EXPENSE – Non-interest expense increased approximately $1.7 million or 11.8% for the three months ended March 31, 2011, as compared to the corresponding period in 2010. On a summary basis, there was a $1.5 million or 208.9% increase in OREO write downs and expenses partially offset by gains on sales of OREO; a $135,000 or 18.2% increase in professional fees; offset by a $89,000 or 7.3% decrease in FDIC and state assessments; a $46,000 or 8.8% decrease in communication costs; and a $26,000 or 1.4% decrease in net occupancy costs.

Salary and benefits expense remained essentially unchanged for the three months ended March 31, 2011, as compared to the first quarter of 2010. Reduction in costs associated with a decline of 28 full-time equivalent positions were offset by lower deferred salary costs of $180,000 due to declining loan production during the period and increases in health benefit expenses per employee incurred by the Company.

EFFICIENCY RATIO – The Company’s efficiency ratio, defined as non-interest expense divided by the sum of net interest income and non-interest income, was 102.8% during the first quarter of 2011 compared to 80.5% for the first quarter of 2010. This increase is primarily due to the combination of a decline in net interest income, as noted above, and recent increases in expenses associated with problem loan collection and the disposition of other real estate owned (OREO). Management believes that once the wide-spread credit issues affecting the banking industry in general and the Company specifically are resolved, a ratio of approximately 65% is a reasonable and sustainable target given the Bank’s longer-term strategies for both growth and customer service. Management continues to implement actions to carefully manage personnel and other controllable costs and to minimize costs related to problem loans and OREO.

FINANCIAL CONDITION – Total assets of $1.37 billion at March 31, 2011, decreased $38.5 million or 2.7% compared to total assets of $1.41 billion at December 31, 2010. This decrease occurred primarily as a result of the targeted reduction in transactional non-owner occupied commercial real estate, land development, and other non-performing loans as noted above and an initiative by the Bank to reduce higher-cost certificates of deposits. The Bank has partially offset the decline in certificates of deposit with growth in non-interest bearing deposits. Non-interest bearing demand deposits increased to $252.6 million, or 20.5% of total deposits, up from $242.6 million, or 19.2% of total deposits at the preceding quarter-end. Total deposits of $1.23 billion were down $32.4 million from December 31, 2010, reflecting the Company’s efforts to reduce the amount of higher-cost deposits, as previously noted.

The table below sets forth certain summary balance sheet information for March 31, 2011, and December 31, 2010:

	March 31,	December 31,	Increase (Decrease)
	2011	2010	3/31/11 – 12/31/10
(Dollars in 000’s)

ASSETS
Federal funds sold	$3,215	$3,085	$130	4.21%
Securities available-for-sale	201,641	183,683	17,958	9.78%
Securities held-to-maturity	26,264	29,133	(2,869)	-9.85%
Other Community Reinvestment Act	2,000	2,000	0	0.00%
Restricted equity investments	3,421	3,474	(53)	-1.53%
Loans, net (1)	887,652	941,213	(53,561)	-5.69%
Other assets (2)	248,533	248,632	(99)	-0.04%

Total assets	$1,372,726	$1,411,220	$(38,494)	-2.73%

LIABILITIES
Noninterest-bearing deposits	$252,562	$242,631	$9,931	4.09%
Interest-bearing deposits	981,319	1,023,618	(42,299)	-4.13%

Total deposits	1,233,881	1,266,249	(32,368)	-2.56%
Other liabilities (3)	50,303	47,963	2,340	4.88%

Total liabilities	1,284,184	1,314,212	(30,028)	-2.28%
SHAREHOLDERS’ EQUITY	88,542	97,008	(8,466)	-8.73%

Total liabilities and share-holders’ equity	$1,372,726	$1,411,220	$(38,494)	-2.73%

(1)	Net of deferred loan fees and restructured loan concessions and the allowance for loan losses
(2)	Includes cash and due from banks, other equity investments, premises and equipment, core deposit intangible, accrued interest receivable, mortgage loans held-for-sale and bank-owned life insurance.
(3)	Includes borrowings, accrued interest payable and other liabilities.

Loans

Total gross loans at March 31, 2011, was $922.8 million, a decrease of $55.7 million from the December 31, 2010 balance. The decrease resulted from $46.5 million in payoffs, $4.2 million in transfers to OREO and $12.6 million in charge-offs outpacing $7.6 million in new loan production. During the three months ended March 31, 2011, unfunded loan commitments increased $5.9 million. The table below presents the distribution of our loan portfolio by loan type at March 31, 2011 and December 31, 2010.

Loan commitments
(Dollars in 000’s)
	March 31, 2011			December 31, 2010
	Funded Loan Totals	Unfunded Loan Commitments	Total Loan Commitments	Funded Loan Totals	Unfunded Loan Commitments	Total Loan Commitments
Construction, Land Dev & Other Land	$55,533	$14	$55,547	$62,666	$206	$62,872
Commercial & Industrial	109,836	51,182	161,018	119,077	51,232	170,309
Commercial Real Estate Loans	606,616	2,202	608,818	626,387	2,288	628,675
Secured Multifamily Residential	23,156	—	23,156	24,227	—	24,227
Other Commercial Loans Secured by RE	55,518	17,598	73,116	59,284	17,534	76,818
Loans to Individuals, Family & Personal Expense	12,240	2,474	14,714	12,472	2,375	14,847
Consumer/Finance	36,244	—	36,244	36,859	—	36,859
Other Loans	23,359	14,420	37,779	37,255	8,388	45,643
Overdrafts	309	—	309	319	—	319

Gross loans	$922,811	$87,890	$1,010,701	$978,546	$82,023	$1,060,569

As indicated above, the Company’s loan portfolio is and has been concentrated in commercial real estate loans during recent years. Management has taken actions to decrease higher risk commercial real estate loan balances by minimizing emphasis on new commercial real estate loan production.

The current economic slowdown has resulted in business failures that have depressed demand which in turn have also adversely affected commercial real estate valuations. Consequently, Management continues to mitigate credit risk and implement appropriate loan specific exit strategies for commercial real estate loans. These efforts have resulted in a decline in commercial real estate loans outstanding during the first three months of 2011 totaling $19.8 million.

The table below shows total funded and unfunded loan commitments by loan type and geographic region at March 31, 2011:

Total loan commitments (funded and unfunded) by loan type and geographic region
(Dollars in thousands)
	March 31, 2011
	Southern Oregon	Mid-Central Oregon	Northern California	Sacramento Valley	Total
Construction, Land Dev & Other Land	$22,516	$13,945	$4,227	$14,859	$55,547
Commercial & Industrial	80,632	36,679	24,140	19,567	161,018
Commercial Real Estate Loans	284,546	114,833	64,026	145,413	608,818
Secured Multifamily Residential	12,692	7,207	2,207	1,050	23,156
Other Commercial Loans Secured by RE	33,262	9,630	16,798	13,426	73,116
Loans to Individuals, Family & Personal Expense	10,657	1,867	1,867	943	14,714
Consumer/Finance	10,609	21,369	4,266	—	36,244
Other Loans	14,912	2,904	2,768	17,195	37,779

Subtotal	$469,826	$208,434	$119,679	$212,453	1,010,392

Overdrafts					309

Total					$1,010,701

Asset Quality and Non-Performing Assets

The following table summarizes the Company’s non-performing assets as of March 31, 2011, and December 31, 2010:

Non-performing assets
(Dollars in 000’s)
	March 31, 2011	December 31, 2010
	Amount	Amount
Loans on non-accrual status	$109,753	$129,493
Loans past due 90 days or more but on accrual status	91	123

Total non-performing loans	109,844	129,616
Other real estate owned and foreclosed assets (“OREO”)	29,757	32,009

Total non-performing assets	$139,601	$161,625

Applicable ratios:
Allowance for loan losses to gross loans	3.62%	3.64%
Allowance for loan losses to total non-performing loans	30.38%	27.45%
Non-performing loans to gross loans	11.90%	13.25%
Non-performing assets to total assets	10.17%	11.45%

Non-performing loans, which include non-accrual loans and accruing loans past due over 90 days, totaled $109.8 million, or 11.9% of gross loans at March 31, 2011, as compared to $129.6 million, or 13.3% of gross loans at December 31, 2010. At March 31, 2011, the nonperforming loan total included $33.2 million, or 30.2% that was current as to payment of contractual principal and interest or was less than 30 days past due. The decline in nonperforming loan total current as to payment of contractual principal and interest was primarily due to one borrower relationship that is no longer current and loan charge-offs during the period.

As of March 31, 2011, non-performing assets, which include non-performing loans and OREO, totaled $139.6 million or 10.2% of total assets as compared to $161.6 million, or 11.5% of total assets as of December 31, 2010.

Loans are classified as non-accrual when full collection of principal or interest is uncertain if (1) they are past due as to maturity or payment of contractual principal or interest by 90 days or more, and (2) other circumstances create uncertainty as to such payment. In certain instances where the loans are well secured and in the process of collection, such loans will not be placed on non-accrual status. In addition, loans that are impaired pursuant to ASC 310-10-35, “Accounting by Creditors for the Impairment of a Loan,” are classified as non-accrual consistent with regulatory guidance. Loans placed on non-accrual status typically remain so until all principal and interest payments are brought current, and the potential for future payments, in accordance with associated loan agreements, appears reasonably certain. Interest lost on non-accrual loans for the three months ended March 31, 2011 totaled $2.3 million.

Foreclosed properties included as OREO are recorded at the net realizable value, which becomes the property’s new basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses. After foreclosure, management performs valuations no less frequently than annually such that the real estate is carried at the lower of its new cost basis or fair value, net of estimated costs to sell. Fair value adjustments on OREO are recorded as a net loss or gain, as appropriate. These losses represent impairments on OREO for fair value adjustments based on the fair value of the real estate. OREO totaled $29.8 million at March 31, 2011, and was comprised of 93 property units. Approximately 66% of the dollar volume of OREO held by the Company is located in Oregon with the remaining balance located in California.

The balance of OREO has fluctuated during the three months ended March 31, 2011, as illustrated in the table below:

Other real estate owned and foreclosed assets (“OREO”)
(Dollars in 000’s)
	Three Months Ended March 31,
	2011	2010
Other real estate owned, beginning of period	$32,009	$24,748
Transfers from outstanding loans	4,251	2,376
Improvements and other additions	10	249
Proceeds from sales	(5,093)	(5,627)
Net gain on sales	656	317
Impairment charges	(2,076)	(546)

Total other real estate owned	$29,757	$21,517

The Company has written down impaired, non-accrual loans at March 31, 2011, to their net realizable value or has established impairment reserves as appropriate. Procedures to establish the fair value of collateral securing impaired, collateral-dependent loans rely primarily on third-party appraisals. When independent appraisals are not available on a timely basis, other supporting evidence is used to estimate the net recoverable values pending receipt of the preferred third-party appraisal.

The following table summarizes the Company’s non-performing loans by loan type and geographic region as of March 31, 2011:

Total non-performing loans by type and geographic region
(Dollars in 000’s)
	March 31, 2011
	Non-performing Loans
	Southern Oregon	Mid-Central Oregon	Northern California	Sacramento Valley	Totals	Funded Loan Totals	Percent NPL to Funded Loan Totals by Category
Construction, Land Dev & Other Land	$4,209	$9,373	$3,055	$7,570	$24,207	$55,533	43.6%
Commercial & Industrial	1,058	881	87	—	2,026	109,836	1.8%
Commercial Real Estate Loans	48,142	7,981	5,947	10,217	72,287	606,616	11.9%
Secured Multifamily Residential	—	—	—	—	—	23,156	0.0%
Other Commercial Loans Secured by RE	790	386	1,289	6,208	8,673	55,518	15.6%
Loans to Individuals, Family & Personal Expense	23	—	—	—	23	12,240	0.2%
Consumer/Finance	19	64	8	—	91	36,244	0.3%
Other Loans	383	2,104	50	—	2,537	23,359	10.9%
Overdrafts	—	—	—	—	—	309	0.0%

Total non-performing loans	$54,624	$20,789	$10,436	$23,995	$109,844	$922,811

Non-performing loans to total funded loans	12.8%	10.8%	9.4%	12.3%	11.9%
Total funded loans	$425,247	$192,197	$110,913	$194,454	$922,811

The balance of non-performing loans has fluctuated during the three months ended March 31, 2011 and March 31, 2010, as illustrated in the table below:

Nonperforming Loans
(Dollars in 000’s)
	Three Months Ended March 31,
	2011	2010
Balance beginning of period	$129,616	$103,917
Transfers from performing loans	2,723	24,718
Loans returned to performing status	—	(10,949)
Transfers to OREO	(4,251)	(2,376)
Principal reduction from payment	(5,694)	(4,537)
Principal reduction from charge-off	(12,550)	(6,401)

Total nonperforming loans	$109,844	$104,372

The Company’s principal source of credit stress is real estate related loans, both commercial and residential. Borrowers either involved in real estate or having secured loans with real estate have been vulnerable to both the ongoing economic downturn and the related declines in real estate values. Approximately 95.8% or $105.2 million of our non-performing loan total of $109.8 million is directly related to real estate in the form of commercial or residential real estate development loans. At March 31, 2011 and December 31, 2010, $32.4 million and $70.1 million, respectively, of our real estate related loans remain current as to contractual principal and interest payments, but were placed on non-accrual status due to the absence of evidence supporting the borrowers’ ongoing ability to discharge their loan obligations.

The following tables summarize the Company’s troubled debt restructured loans by type and geographic region as of March 31, 2011:

Restructured loans by type and geographic region
(Dollars in 000’s)
	March 31, 2011
	Restructured loans
	Southern Oregon	Mid-Central Oregon	Northern California	Sacramento Valley	Totals
Construction, Land Dev & Other Land	$25,922	$—	$—	$2,559	$28,481
Commercial & Industrial	—	488	459	223	1,170
Commercial Real Estate Loans	9,612	—	—	—	9,612
Other Commercial Loans Secured by RE	—	1,173	229	7,020	8,422

Total restructured loans	$35,534	$1,661	$688	$9,802	$47,685

The following table presents the Company’s troubled debt restructured loans by year of maturity, according to the restructured terms, as of March 31, 2011:

(Dollars in 000’s)
Year	Amount
2011	$32,252
2012	12,644
2013	2,789

Total	$47,685

Continuing actions taken to address the credit situation include:

•

Monitoring activities at all levels of the organization focusing on early detection and preemptive action to resolve credit deficiencies, as applicable. The Company’s Asset Recovery Group has been active in this effort interfacing directly with borrowers and with line managers of the Bank to expedite resolution of existing and potential troubled credits. In those instances where alternatives have been exhausted or determined to be impractical and default under the terms of the loans has occurred, foreclosure actions are being pursued.

•	Continuing reviews by an independent firm to confirm the reliability of our internal credit risk rating system.

•	Senior Management’s high level scrutiny of lending activities with direct involvement in significant credit relationships.

The sustained decline in economic conditions in our market areas and nationally, as well as other factors, could adversely impact individual borrowers or our loan portfolio in general. As a result, we can provide no assurance that additional loans will not become 90 days or more past due, become impaired or placed on non-accrual status, restructured or transferred to OREO in the future. Additional information regarding our loan portfolio is provided in Notes 5 and 6 of the Notes to the Condensed Consolidated Financial Statements.

Allowance for Loan Losses and Reserve for Unfunded Commitments

The allowance for loan losses (“ALL”) totaled $33.4 million as of March 31, 2011, a decrease of $2.2 million or 6.2% from the balance at December 31, 2010. This decrease occurred as a result of the overall loan balances declining and Management’s ongoing evaluation of the adequacy of the reserve and the credit quality of the loan portfolio over the three months ended March 31, 2011. This included the reduction of non-performing loans by $19.8 million, or 15.3%, to $109.8 million or 11.9% of gross loans at March 31, 2011, as compared to $129.6 million or 13.3% of gross loans at December 31, 2010. During the quarter just ended, $6.3 million in provision for loan losses was recorded offset by $8.5 million in net charge-offs. These figures compare with $6.1 million in provision for loan losses and $5.5 million in net charge-offs for the quarter ended March 31, 2010. The loan loss allowance represents 30.4% and 44.6% of nonperforming loans at March 31, 2011, and 2010, respectively.

The following is a summary of the Bank’s loan loss experience and selected ratios for the three months ended March 31, 2011 and December 31, 2010:

(Dollars in thousands)	March 31, 2011	December 31, 2010
Gross loans outstanding at end of period	$922,811	$978,546

Average loans outstanding, gross	$960,326	$1,013,339

Allowance for loan losses, beginning of period	$35,582	$42,120
Loans charged-off:
Commercial	(1,052)	(561)
Real estate	(11,211)	(6,571)
Consumer	(265)	(348)
Other	(22)	(383)

Total loans charged-off	(12,550)	(7,863)

Recoveries:
Commercial	3,365	1,034
Real estate	574	71
Consumer	84	197
Other	11	23

Total recoveries	4,034	1,325

Net charge-offs	(8,516)	(6,538)
Provision charged to income	6,300	—

Allowance for loan losses, end of period	$33,366	$35,582

Ratio of net loans charged-off to average gross loans outstanding	3.60%	2.56%

Ratio of allowance for loan losses to gross loans outstanding	3.62%	3.64%

The allowance for loan losses represents the Company’s estimate as to the probable credit losses inherent in its loan portfolio. The allowance for loan losses is increased through periodic charges to earnings through provision for loan losses and represents the aggregate amount, net of loans charged-off and recoveries on previously charged-off loans, that is needed to establish an appropriate reserve for credit losses. The allowance is estimated based on a variety of factors and using a methodology as described below:

•

The Company classifies loans into relatively homogeneous pools by loan type in accordance with regulatory guidelines for regulatory reporting purposes. The Company regularly reviews all loans within each loan category to establish risk ratings for them that include Pass, Watch, Special Mention, Substandard, Doubtful and Loss. Pursuant to “Accounting for Creditors for Impairment of a Loan,” the impaired portion of collateral dependent loans is charged-off. Other risk-related loans not considered impaired have loss factors applied to the various loan pool balances to establish loss potential for provisioning purposes.

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

•

Generally, external appraisals on all adversely classified loans are updated every six to twelve months. We obtain appraisals from a pre-approved list of independent, third party appraisal firms. Approval and addition to the list is based on experience, reputation, character, consistency and knowledge of the respective real estate market. At a minimum, it is ascertained that the appraiser: (a) is currently licensed in the state in which the property is located, (b) is experienced in the appraisal of properties similar to the property being appraised, (c) is actively engaged in the appraisal work, (d) has knowledge of the current real estate market conditions and financing trends, (e) is reputable, and (f) is not on the Bank’s exclusionary list of appraisers. Our Appraisal Review Department will either conduct a review of the appraisal, or will outsource the review to a qualified approved third party appraiser. Upon receipt and review, an external appraisal is utilized to measure a loan for potential impairment. Our impairment analysis documents the date of the appraisal used in the analysis, whether the preparer deems the appraisal to be current, and if not, allows for an internal valuation adjustments with justification. Adjustments may include discounts for continued market deterioration subsequent to appraisal date, adjustments for the release of collateral contemplated in the appraisal, or the value of other collateral or consideration not contemplated in the appraisal. Any adjustments from appraised value to net realizable value are detailed and justified in the impairment analysis and reflected in the allowance for loan losses, as appropriate. Although an external appraisal is the primary source to value collateral dependent loans, we may also utilize values obtained through purchase and sale agreements, negotiated short sales, or the sales price of the note. These alternative sources of value are used only if deemed to be more representative of value based on updated information regarding collateral resolution. Impairment analyses are updated on a quarterly basis. Based on these processes, we do not believe there are significant time lapses for the recognition of additional loan loss provisions or charge-offs from the date they become known.

•

In the event that a current appraisal to support the fair value of the real estate collateral underlying an impaired loan has not yet been received, but the Company believes that the collateral value is insufficient to support the loan amount, an impairment reserve is recorded. In these instances, the receipt of a current appraisal triggers an updated review of the collateral support for the loan and any deficiency is charged-off or reserved at that time. In those instances where a current appraisal is not available in a timely manner in relation to a financial reporting cut-off date, the Company’s internal appraisal review department prepares a collateral valuation based on a number of factors including, but not limited to, property location, local price volatility, local economic conditions, and recent comparable sales. In all cases, the costs to sell the subject property are deducted in arriving at the fair value of the collateral. Any unpaid property taxes or similar expenses are expensed at the time the property is acquired by the Bank.

The table below summarizes the Bank’s defined “substandard” loan totals, the ASC 310-10-35 defined “impaired” loan totals (collectively “adversely classified loans”) and other related data at quarter end since March 31, 2010:

(Dollars in 000’s)
	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
Rated substandard	$139,546	$135,826	$193,133	$186,627	$191,960
Impaired	109,844	129,616	115,103	129,703	104,372

Total adversely classified loans	$249,390	$265,442	$308,236	$316,330	$296,332

Gross loans	$922,811	$978,546	$1,036,079	$1,091,860	$1,118,964
Adversely classified loans to gross loans	27.03%	27.13%	29.75%	28.97%	26.48%

Loans 30-89 days past due and still accruing as a percent of gross loans	0.77%	0.43%	1.12%	0.98%	1.01%
Allowance for loan losses	$33,366	$35,582	$42,120	$43,917	$46,518
Allowance for loan losses as a percentage of adversely classified loans	13.38%	13.40%	13.66%	13.88%	15.70%

*	Adversely classified loans are defined as loans having a well-defined weakness or weaknesses related to the borrower’s financial capacity or to pledged collateral that may jeopardize the repayment of the debt. They are characterized by the possibility that the Bank may sustain some loss if the deficiencies giving rise to the substandard classification are not corrected. Note that any loans internally rated worse than substandard are included in the impaired loan totals.

As illustrated above, the Company experienced a 6.0% decrease in adversely classified loans in the current quarter. Reserves for both loan categories were $33.4 million and $35.6 million at March 31, 2011 and December 31, 2010, respectively.

The allowance for loan losses as of March 31, 2011, declined to 3.62% of gross loans versus 3.64% as of December 31, 2010. Total non-performing loans decreased to $109.8 million as of March 31, 2011, down from $129.6 million as of December 31, 2010. Adversely classified loans have declined to $249.4 million at March 31, 2011, down from the highpoint during 2010 of $316.3 million at June 30, 2010. Also, loans 30-89 days past due and still accruing as a percent of gross loans was 0.77% at March 31, 2011, as compared to 0.43% at December 31, 2010, and the highpoint during 2010 of 1.12% at September 30, 2010. The percentage of net charge-offs to average gross loans was 3.60% for the three months ended March 31, 2011 compared to 2.56% for the three months ended December 31, 2010.

In some instances the Company has modified or restructured loans to amend the interest rate and/or to extend the maturity. Through December 31, 2010, any such amendments have generally been consistent with the terms of newly booked loans reflecting current standards for amortization and interest rate and do not represent concessions to such borrowers. In those instances where concessions have met the criteria for a troubled debt restructuring (“TDR”), the related loans have been recorded as TDR’s, placed on non-accrual status and included in the impaired loan totals. TDR’s recorded by the Company at March 31, 2011 totaled $47.7 million and were comprised of 27 loans.

As of March 31, 2011, Management believes that the Company’s total allowance for credit losses and its reserve for off-balance sheet commitments are sufficient to absorb the losses inherent in the loan portfolio, related both to funded loans and unfunded commitments. The off-balance sheet commitments include commitments to extend credit and standby letters of credit. The Bank’s exposure to credit loss in the event of non-performance for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. This assessment, based on both historical levels of net charge-offs and continuing detailed reviews of the quality of the loan portfolio and current business, economic and regulatory conditions, involves uncertainty and judgment. As a result, the adequacy of the allowance for loan losses and the reserve for unfunded commitments cannot be determined with inherent accuracy and may change in future periods. Additionally, bank regulatory authorities may require additional charges to the provision for loan losses as a result of their periodic examinations of the Company and their judgment of information available to them at the time of their examination. If actual circumstances and losses differ substantially from Management’s assumptions and estimates, the allowance for loan losses might not be sufficient to absorb all future losses. Net earnings would be adversely affected if that were to occur. Total off-balance sheet financial instruments, consisting of commitments to extend credit and standby letters of credit, were $88.2 million and $113.9 million as of March 31, 2011 and 2010, respectively.

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

Reductions in real estate values continue to impact the valuations of our collateral-dependent loans, resulting in the need to increase our loan loss provision expense for this quarter. Approximately $11.7 million of the charge-offs in this quarter were related to impairments of collateral-dependent loans incurred during the period. Once these charge-offs were incorporated into the Bank’s ALLL methodology, it resulted in the need to increase the provision during the quarter as compared to the prior period.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY – Liquidity enables the Company to fund loan commitments and meet customer withdrawals of deposits. The Company maintains its liquidity position through maintenance of cash resources, the stability of and growth in our core deposit base and through our ability to borrow funds from committed sources of credit. The Bank’s deposits currently exceed loans as reflected in its loan-to-deposit ratio at March 31, 2011 and December 31, 2010, of 74.8% and 77.3%, respectively.

As of March 31, 2011, the Company’s overall liquidity position improved slightly when compared to December 31, 2010. Liquidity in the form of cash and cash equivalents increased approximately $3.1 million from December 31, 2010, to $142.0 million at March 31, 2011. Borrowed funds in the form of federal funds purchased and FHLB advances were zero as of both March 31, 2011 and December 31, 2010. Investment securities increased by $15.0 million from December 31, 2010, to March 31, 2011. Recently, we have reduced our public funds deposits thereby reducing our pledging requirements. Cash and unencumbered securities totaled $259.4 million at March 31, 2011, providing a strong liquidity position. The Company anticipates retaining the additional unpledged investment securities to enhance balance sheet liquidity or increase its collateralized federal funds lines of credit with its correspondent banks and FHLB.

Management maintains contingency plans for addressing the Company’s ongoing liquidity needs and presently believes the Bank’s stable core deposit base, which has steadily grown to over 20% of total deposits, provides for opportunity should Management decide to attract additional deposits by increasing the rate of interest offered on deposits, particularly certificates of deposit. The Bank is also maintaining a significant balance of cash equivalents until such time as liquidity concerns within the community banking environment have subsided. Although the current economic environment has impeded significant loan growth, the Company could eliminate loan growth and related cash utilization through various policy changes including increased pricing. Additionally, selling any unpledged investment securities is a source for additional liquidity.

The Company maintains secured lines-of-credit with the FHLB and with the Federal Reserve Bank of San Francisco. As of March 31, 2011, the Bank had $20,000 of borrowings advanced from the FHLB. The Company also had immediate availability to borrow an additional $64.0 million under the Company’s credit line with the FHLB, pursuant to collateralized credit arrangements.

The Bank also had $20.0 million available for additional borrowing from a correspondent bank; and $13.5 million available for borrowing from the Federal Reserve discount window.

During the first quarter of 2011, the Company began a program to sell securities under agreements to repurchase. At March 31, 2011, the Bank had $1.9 million securities sold under agreements to repurchase with a maximum balance at any month-end during the quarter of $1.9 million and an average quarterly balance of $1.5 million.

At March 31, 2011, the Company had approximately $80.4 million in outstanding commitments to extend credit for loans. Under the terms of construction project commitments, completion of specified project benchmarks must be certified before funds may be drawn. Additionally, we anticipate that a portion of these commitments will expire or terminate without funding. Management believes that the Company’s available resources will be sufficient to fund these commitments in the normal course of business.

In addition, as of March 31, 2011, the Company had $7.5 million of standby letters related to extensions of credit and approximately $271,000 of other unsecured lines of credit related to overdraft protection for demand deposit accounts.

As disclosed in the Consolidated Statements of Cash Flows, net cash provided by operating activities totaled $3.0 million during the three months ended March 31, 2011, and net cash of $30.5 million was provided by investing activities. Cash used in financing activities, totaling $30.5 million principally comprised of decrease in deposits.

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

The aggregate amount of restricted core capital elements that may be included in the Tier 1 capital is limited by regulatory guidelines. Any amount excluded from Tier 1 capital by this limitation generally may be included in Tier 2 capital. At March 31, 2011, $887,000 of restricted core capital was excluded from the Company’s Tier 1 capital. That amount was included in Tier 2 capital. This limitation resulted in a 6 basis point reduction in leverage capital and a 9 basis point decrease in Tier 1 capital.

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

Although the Bank meets the quantitative guidelines set forth above to be deemed “well-capitalized”, the Bank remains subject to the Agreement with the FDIC and, therefore, is deemed to be “adequately capitalized.” Pursuant to the Agreement with the FDIC, as discussed earlier, the Bank was required to increase and maintain its Tier 1 capital in such an amount as to ensure a leverage ratio of 10% or more by October 3, 2010, well in excess of the 5% requirement set forth in regulatory guidelines. As indicated below, the Company and the Bank have increased the leverage ratio significantly as of March 31, 2011. However as of March 31, 2011, the 10% leverage ratio has not been achieved. Management believes that, while not achieving this target in the timeframe required, the Company has demonstrated progress, taken prudent actions and maintained a good-faith commitment to reaching the requirements of the Agreement. We continue to work toward achieving all requirements contained in the regulatory agreements in as expeditious a manner as possible.

The following table reflects PremierWest Bank’s various capital ratios, as compared to regulatory minimums for capital adequacy purposes:

	March 31, 2011	December 31, 2010	March 31, 2010	Regulatory Minimum to be “Adequately Capitalized”	Regulatory Minimum to be “Well-Capitalized”
				greater than or equal to	greater than or equal to
Total risk-based capital ratio	12.51%	12.59%	11.01%	8.00%	10.00%
Tier 1 risk-based capital ratio	11.24%	11.31%	9.73%	4.00%	6.00%
Leverage ratio	8.59%	8.85%	8.21%	4.00%	5.00%

Similarly, the table below shows PremierWest Bancorp’s capital ratios, as compared to regulatory minimums:

	March 31, 2011	December 31, 2010	March 31, 2010	Regulatory Minimum to be “Adequately Capitalized”
				greater than or equal to
Total risk-based capital ratio	12.20%	12.36%	11.00%	8.00%
Tier 1 risk-based capital ratio	10.84%	11.09%	9.72%	4.00%
Leverage ratio	8.28%	8.66%	8.20%	4.00%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates. The Company’s market risk arises principally from interest rate risk in its lending, deposit and borrowing activities. Management actively monitors and manages its interest rate risk exposure. Although the Company manages other risks, such as credit quality and liquidity risk, in the normal course of business, Management considers interest rate risk to be a significant market risk, which could have a material effect on the Company’s financial condition and results of operations. Other types of market risks, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company’s business activities. The Company did not experience a significant change in market risk at March 31, 2011, as compared to December 31, 2010.

As stated in the annual report on Form 10-K for 2010, the Company attempts to monitor interest rate risk from the perspective of changes in the economic value of equity, also referred to as net portfolio value (NPV), and changes in net interest income. Changes to the NPV and net interest income are simulated using instant and permanent rate shocks of plus and minus 300 basis points, in increments of 100 basis points. It is the Company’s policy to manage interest rate risk to maximize long-term profitability under the range of likely interest-rate scenarios. For additional information, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during our most recent quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Other than the following risk factors, there were no material changes in the risk factors presented in the Company’s Form 10-K for the year ended December 31, 2010.

Risks Related to Our Company

We may be required to raise additional capital or sell assets in the future, but that capital or the opportunity to sell assets may not be available, or may only be available on unfavorable terms.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. The proceeds of our completed rights offering returned our status to published “Well-Capitalized” levels, including exceeding the 10.0% risk-based capital level. We are, however, subject to a Consent Order that requires higher capital levels, as previously mentioned. Our Bank leverage ratio as of March 31, 2011, was 8.59%. If we are unable to increase our capital levels to the Consent Order requirements, we may be subject to penalties or further restrictions on our operations. In addition, future losses could reduce our capital levels. We may need to raise additional capital to maintain or improve our capital position or to support our operations. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we may not be able to raise additional capital on terms acceptable to us. Alternatively, we may be required to improve our capital ratios through the sale of assets. Market conditions for the sale of assets may not be favorable and we may not be able to lower asset levels sufficiently to meet the requirements of the Consent Order or to maintain existing capital levels. If we cannot raise additional capital or improve capital ratios through other options, our financial condition, and our ability to maintain or improve our capital position to support our operations and to continue as a going concern, could be materially impaired.

We are subject to regulatory agreements, which place limits on our operations and could result in penalties or further restrictions if we fail to comply with their terms.

In light of the current challenging operating environment, along with our elevated level of non-performing assets, delinquencies and adversely classified assets, the Bank is subject to a Consent Order with the FDIC and the DFCS and an agreement with the Federal Reserve Bank of San Francisco and the DFCS. Both agreements place limitations on our business and could adversely affect our ability to implement our business plans, including potential growth strategies that we might otherwise pursue. We have limitations on our lending activities and on the rates paid by the Bank to attract retail deposits in its local markets. We are required to reduce our levels of non-performing assets within specified time frames. These time frames could result in our inability to maximize the price that might otherwise be received for underlying properties. In addition, if such restrictions were also imposed upon other institutions that operate in the Bank’s markets, multiple institutions disposing of properties at the same time could further diminish the potential proceeds received from the sale of these properties. We are restricted from paying dividends from the Bank to the Holding Company during the life of the Consent Order, which restricts our ability to issue preferred stock dividends and make junior subordinated debenture interest payments. If we fail to comply with the provisions of these agreements, we could be subject to additional restrictions or penalties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) [Not applicable.]

(b) [Not applicable.]

(c) None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(a) [Not applicable.]

(b) For a discussion of preferred stock dividend payments, which are being accrued but not paid, please see Note 9 of the Notes to Financial Statements in Part I, Item 1 of this report and our Form 8-K filed October 28, 2009.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

[None.]

ITEM 6. EXHIBITS

Exhibits

3.1	Articles of Incorporation of PremierWest Bancorp (incorporated by reference to Exhibit 3.1 to Form 10-K filed March 16, 2011)

3.2	Amended and Restated Bylaws of PremierWest Bancorp (incorporated by reference to Exhibit 3.2 to Form 10-K filed March 16, 2010)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer (Principal Accounting and Principal Financial Officer) required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer (Principal Accounting and Principal Financial Officer) required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

SIGNATURES: Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: May 10, 2011

PREMIERWEST BANCORP

/s/ James M. Ford
James M. Ford, President and Chief Executive Officer

/s/ Douglas N. Biddle

Douglas N. Biddle, Chief Financial Officer and Principal Accounting Officer