Form 10-Q
period 2011-06-30
PREMIERWEST BANCORP
filed 2011-08-11
CIK 1102287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of Registrant’s common stock as of August 2, 2011 was 10,035,741.

Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PREMIERWEST BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in 000’s)

(UNAUDITED)

	June 30, 2011	December 31, 2010	June 30, 2010
ASSETS
Cash and cash equivalents:
Cash and due from banks	$29,535	$21,716	$30,573
Federal funds sold	3,000	3,085	77,785
Interest-bearing deposits	38,468	114,173	7,174

Total cash and cash equivalents	71,003	138,974	115,532

Interest-bearing certificates of deposit (original maturities greater than 90 days)	1,500	1,500	12,150
Investments:
Investment securities available-for-sale, at fair value	285,451	183,683	150,748
Investment securities held-to-maturity, at amortized cost (fair value of $29,615 at 12/31/2010, and $27,170 at 6/30/2010)	—	29,133	26,302
Investment securities - Community Reinvestment Act	2,000	2,000	4,000
Restricted equity securities	3,365	3,474	3,586

Total investments	290,816	218,290	184,636

Mortgage loans held-for-sale	1,220	929	1,188

Loans, net of deferred loan fees	880,853	976,795	1,090,883
Allowance for loan losses	(28,433)	(35,582)	(43,917)

Loans, net	852,420	941,213	1,046,966

Premises and equipment, net of accumulated depreciation and amortization	47,318	47,924	47,167
Core deposit intangibles, net of amortization	2,222	2,489	2,968
Other real estate owned and foreclosed assets	27,579	32,009	15,084
Accrued interest and other assets	27,961	27,892	35,202

TOTAL ASSETS	$1,322,039	$1,411,220	$1,460,893

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Demand	$260,940	$242,631	$244,315
Interest-bearing demand and savings	426,366	469,897	481,726
Time deposits	490,532	553,721	587,460

Total deposits	1,177,838	1,266,249	1,313,501

Federal Home Loan Bank borrowings	—	22	25
Securities sold under agreements to repurchase	6,905	—	—
Junior subordinated debentures	30,928	30,928	30,928
Accrued interest and other liabilities	17,963	17,013	15,279

Total liabilities	1,233,634	1,314,212	1,359,733

COMMITMENTS AND CONTINGENCIES (Note 10)
SHAREHOLDERS’ EQUITY
Preferred Stock, net of unamortized discount, no par value (liquidation preference $1,000 per share), 41,400 shares authorized, issued and outstanding (41,400 at 12/31/2010 and 6/30/2010)	40,138	39,946	39,753
Common stock - no par value; 150,000,000 shares authorized; 10,035,741 shares issued and outstanding (10,034,830 at 12/31/2010 and 10,034,830 at 6/30/2010)	208,395	208,324	208,155
Accumulated deficit	(162,283)	(152,202)	(150,075)
Accumulated other comprehensive income	2,155	940	3,327

Total shareholders’ equity	88,405	97,008	101,160

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,322,039	$1,411,220	$1,460,893

See accompanying notes.

PREMIERWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in 000’s, Except for Loss per Share Data)

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$13,941	$16,371	$27,552	$33,211
Interest on investments:
Taxable	1,680	1,170	2,971	2,365
Nontaxable	26	51	71	102
Interest on federal funds sold	2	43	4	73
Other interest and dividends	48	27	131	98

Total interest and dividend income	15,697	17,662	30,729	35,849

INTEREST EXPENSE
Deposits:
Interest-bearing demand and savings	278	620	645	1,368
Time	2,136	1,991	4,433	4,138
Interest on securities sold under agreements to repurchase	7	—	8	—
Federal Home Loan Bank advances	—	1	—	1
Junior subordinated debentures	150	216	316	672

Total interest expense	2,571	2,828	5,402	6,179

Net interest income	13,126	14,834	25,327	29,670

LOAN LOSS PROVISION	—	2,350	6,300	8,450

Net interest income after loan loss provision	13,126	12,484	19,027	21,220

NON-INTEREST INCOME
Service charges on deposits accounts	921	1,060	1,876	2,095
Other commissions and fees	671	727	1,316	1,440
Gains on sales of investments	596	52	1,002	330
Investment brokerage and annuity fees	426	359	926	707
Mortgage banking fees	84	50	209	181
Other non-interest income	167	192	695	395

Total non-interest income	2,865	2,440	6,024	5,148

NON-INTEREST EXPENSE
Salaries and employee benefits	7,113	6,942	14,139	13,962
Net cost of operations of other real estate owned and foreclosed assets	4,406	2,373	6,530	2,965
Net occupancy and equipment	1,845	2,021	3,723	3,925
FDIC and state assessments	798	1,152	1,921	2,364
Professional fees	757	589	1,633	1,330
Communications	480	498	955	1,019
Advertising	207	222	452	396
Third-party loan costs	431	392	727	684
Bank insurance	175	224	401	384
Losses on sales of investments	172	—	230	34
Problem loan expense	102	108	190	232
Other non-interest expense	1,558	1,830	2,941	3,191

Total non-interest expense	18,044	16,351	33,842	30,486

LOSS BEFORE PROVISION FOR INCOME TAXES	(2,053)	(1,427)	(8,791)	(4,118)

PROVISION FOR INCOME TAXES	5	—	21	—

NET LOSS	(2,058)	(1,427)	(8,812)	(4,118)

PREFERRED STOCK DIVIDENDS AND DISCOUNT ACCRETION	613	636	1,269	1,247

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(2,671)	$(2,063)	$(10,081)	$(5,365)

LOSS PER COMMON SHARE:
BASIC	$(0.27)	$(0.21)	$(1.00)	$(0.82)

DILUTED	$(0.27)	$(0.21)	$(1.00)	$(0.82)

See accompanying notes.

PREMIERWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE LOSS

(Dollars in 000’s, Except Share Amounts)

(UNAUDITED)

	Preferred Stock		Common Stock		Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity	Comprehensive Loss

	Shares	Amount	Shares	Amount
BALANCE - December 31, 2009	41,400	$39,561	2,477,193	$175,449	$(144,710)	$1,235	$71,535
Comprehensive loss:
Net loss	—	—	—	—	(4,959)	—	(4,959)	$(4,959)
Other comprehensive loss -
Change in fair value of securities available-for-sale	—	—	—	—	—	(431)	(431)	(431)
Adjustment for realized gains, net of $98 tax	—	—	—	—	—	146	146	146
Amortization of unrealized gains for investment securities transferred to held-to-maturity	—	—	—	—	—	(10)	(10)	(10)

Comprehensive loss								$(5,254)

Preferred stock dividend accrued	—	—	—	—	(2,148)	—	(2,148)
Stock offering	—	—	7,557,637	32,503	—	—	32,503
Stock-based compensation expense	—	—	—	372	—	—	372
Accretion of discount from Series B preferred stock	—	385	—	—	(385)	—	—

BALANCE - December 31, 2010	41,400	39,946	10,034,830	208,324	(152,202)	940	97,008
Comprehensive loss:
Net loss	—	—	—	—	(8,812)	—	(8,812)	$(8,812)
Other comprehensive loss -
Change in fair value of securities available-for-sale	—	—	—	—	—	196	196	196
Adjustment for realized gains, net of $309 tax	—	—	—	—	—	463	463	463
Amortization of unrealized loss for investment securities transferred to held-to-maturity	—	—	—	—	—	(12)	(12)	(12)
Unrealized holding gain resulting from transfer of securities from held-to-maturity to available-for- sale, net of $379 tax	—	—	—	—	—	568	568	568

Comprehensive loss								$(7,597)

Preferred stock dividend accrued	—	—	—	—	(1,077)	—	(1,077)
Restricted stock issued	—	—	1,250	—	—	—	—
Cash paid for fractional shares in connection with 1-for-10 reverse stock split	—	—	(339)	(1)	—	—	(1)
Stock-based compensation expense	—	—	—	72	—	—	72
Accretion of discount from Series B preferred stock	—	192	—	—	(192)	—	—

BALANCE - June 30, 2011	41,400	$40,138	10,035,741	$208,395	$(162,283)	$2,155	$88,405

See accompanying notes.

PREMIERWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in 000’s)

(UNAUDITED)

	For The Six Months Ended
	June 30, 2011	June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,812)	$(4,118)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	1,698	1,959
Loan loss provision	6,300	8,450
Deferred income taxes	(15)	—
Amortization of premiums and accretion of discounts on investment securities, net	1,477	1,007
Gain on sale of investments	(772)	(296)
Funding of loans held-for-sale	(10,128)	(9,098)
Sale of loans held-for-sale	10,046	9,821
Gain on sale of loans held-for-sale	(209)	(180)
Change in BOLI value (net of benefit obligations)	(23)	(275)
Stock-based compensation expense	72	200
Loss on sales of premises and equipment	164	396
Gain on sale of other real estate owned and foreclosed assets	(1,127)	(1,463)
Write down of other real estate owned due to impairment	6,810	3,095
Write down of low income housing tax credit investment	105	82
Changes in accrued interest receivable/payable and other assets/liabilities	400	3,063

Net cash provided by operating activities	5,986	12,643

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from interest-bearing certificates of deposit	—	38,500
Purchase of investment securities available-for-sale	(209,968)	(105,128)
Proceeds from principal payments received on securities available-for-sale	20,655	10,528
Proceeds from sale of securities available-for-sale	114,295	60,238
Proceeds from principal payments received on securities held-to-maturity	—	649
Proceeds from maturities and calls of investment securities held-to-maturity	2,893	16,365
Proceeds from FHLB stock redemption	109	57
Loan payments, net	74,121	41,699
Purchase of premises and equipment	(1,011)	(1,230)
Proceeds from disposal of premises and equipment	22	—
Purchase of low income housing tax credit investment	(663)	(287)
Purchase of improvements for other real estate owned and foreclosed assets	(10)	(324)
Proceeds from sale of other real estate owned and foreclosed assets	7,129	13,465

Net cash provided by investing activities	7,572	74,532

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(88,411)	(107,261)
Net decrease in Federal Home Loan Bank borrowings	(22)	(3)
Net increase in securities sold under agreements to repurchase	6,905	—
Cash paid for fractional shares in connection with 1-for-10 reverse stock split	(1)	—
Cash received from stock offerings, net of costs	—	32,506

Net cash used in financing activities	(81,529)	(74,758)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(67,971)	12,417

CASH AND CASH EQUIVALENTS - Beginning of the period	138,974	103,115

CASH AND CASH EQUIVALENTS - End of the period	$71,003	$115,532

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$5,180	$5,797

Cash paid for taxes	$40	$—

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfers of loans to other real estate owned and foreclosed assets	$8,372	$5,109

Preferred stock dividend accrued during the period but not yet paid	$1,077	$1,055

Trust preferred securities interest accrued during the period but not yet paid	$316	$1,181

Accretion of preferred stock discount	$192	$192

See accompanying notes.

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – The accompanying consolidated financial statements include the accounts of PremierWest Bancorp (the “Company” or “PremierWest”) and its wholly-owned subsidiary, PremierWest Bank (the “Bank”).

The Bank offers a full range of financial products and services through a network of 44 full service branch offices, 37 of which are located along the Interstate 5 freeway corridor between Roseburg, Oregon, and Sacramento, California. Of the 44 full service branch offices, 23 are located in Oregon (Jackson, Josephine, Deschutes, Douglas and Klamath Counties) and 21 are located in California (Siskiyou, Shasta, Butte, Tehama, Sacramento, Nevada, Placer, and Yolo Counties). The Bank’s activities include commercial, real estate, installment and mortgage loans; checking, time deposit and savings accounts; mortgage loan brokerage services; and automated teller machines (“ATM”) and safe deposit facilities. The Bank has three subsidiaries: Premier Finance Company, PremierWest Investment Services, Inc. and Blue Star Properties, Inc. Premier Finance Company has offices in Medford, Grants Pass, Redmond, Roseburg, Klamath Falls, Eugene and Portland, Oregon and Redding, California and is engaged in the business of consumer lending. PremierWest Investment Services, Inc. operates throughout the Bank’s market area providing brokerage services for investment products including stocks, bonds, mutual funds and annuities. Blue Star Properties, Inc. serves solely to hold real estate properties for the Company but is currently inactive.

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

In preparing these financial statements, the Company has evaluated events and transactions subsequent to June 30, 2011, for potential recognition or disclosure in the financial statements. In Management’s opinion, all accounting adjustments necessary to accurately reflect the financial position and results of operations on the accompanying financial statements have been made. These adjustments include normal and recurring accruals considered necessary for a fair and accurate presentation.

Reclassifications – Certain reclassifications have been made to the 2010 consolidated financial statements to conform to current quarter presentations. These reclassifications have no effect on previously reported shareholders’ equity, net loss or loss per share.

Stock dividends – Share and per share data in the accompanying consolidated financial statements reflect all previously declared and paid stock dividends. The Company did not declare a stock dividend in the quarter ended June 30, 2011.

Cash dividends – No quarterly common stock cash dividend was declared in the quarter ended June 30, 2011.

On August 17, 2009, a cash dividend of $517,500 was paid to the United States Department of the Treasury pursuant to the Troubled Asset Relief Program Capital Purchase Program for the 41,400 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B, with cumulative dividends at a rate of 5.0% per annum for the first five years and 9.0% per annum thereafter. While payments have not been made since the third quarter of 2009, in order to preserve capital, the Company has continued to accrue dividends through the second quarter of 2011. As of June 30, 2011, accrued dividends totaled approximately $4.0 million, of which approximately $2.9 million was accrued through December 31, 2010.

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

Among the corrective actions required are for the Bank to retain qualified management, reduce adversely-classified loans, maintain an adequate allowance for loan losses, revise the strategic plan and various policies, and maintain elevated capital levels. In addition, the Agreement provides timelines and thresholds from the date of issuance to achieve the aforementioned corrective actions. The Agreement requires that the Bank:

•	Reduce assets classified “Substandard” in the report of examination to not more than 100% of the Bank’s Tier 1 capital and allowance for loan and lease loss reserve (ALLL) by November 2, 2010,

•	Reduce assets classified “Substandard” in the report of examination to not more than 70% of the Bank’s Tier 1 capital plus ALLL by April 1, 2011, and

•	Increase and maintain its Tier 1 Capital in such an amount to ensure that the Bank’s leverage ratio equals or exceeds 10% by October 3, 2010.

As of the date of this report, the Company achieved the first, but not the second or third of these requirements. Prior to completing the Agreement with the FDIC in April 2010, we completed a common stock offering that raised $33.2 million in gross proceeds, which raised the Bank’s Tier 1 leverage from 5.70% at December 31, 2009 to 8.21% at March 31, 2010. Subsequently the Bank has engaged in balance sheet management activities, including loan and deposit reductions which have further increased its Tier 1 leverage ratio to its June 30, 2011, level of 8.71%. Similarly, the Company has reduced its loans classified “Substandard” to 83.9% of Tier 1 capital plus ALLL as of June 30, 2011, compared to 178.4% as of June 30, 2009. As previously noted, the Company has demonstrated progress toward and is committed to achieving all the requirements of the Agreement.

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

The Bank’s regulatory capital ratios were adversely affected by losses that occurred as a result of credit losses associated with the adverse state of the economy, and depressed real estate valuations on our commercial real estate concentrations. Also, as a result of the Bank’s operating results and financial condition, the Bank recognized an impairment to goodwill and established a valuation allowance against its deferred tax assets. The Bank continues to have loan concentrations in commercial real estate loans and in construction and development loans. If economic conditions were to worsen for these industry segments, our financial condition could suffer significant deterioration. These circumstances led to Management’s implementation of the measures summarized above.

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

NOTE 3 – STOCK-BASED COMPENSATION

At June 30, 2011, PremierWest Bancorp had one active equity incentive plan – the 2011 Stock Incentive Plan (“2011 Plan”). Upon the recommendation of the Compensation Committee, the Board of Directors adopted the PremierWest Bancorp 2011 Plan effective February 24, 2011, subject to shareholder approval. The 2011 Plan authorizes the issuance of up to 500,000 shares of stock, all of which were available for issuance at June 30, 2011. The 2011 Plan was approved at the Annual Shareholder Meeting on May 26, 2011. With the adoption of the 2011 Plan, no further grants will be made under the 2002 Plan. At June 30, 2011 there were unexercised grants totaling 77,593 shares, all of which had been made under the 1992 Plan or the 2002 Plan.

The 2011 Plan allows for stock options to be granted at an exercise price of not less than the fair value of PremierWest Bancorp stock on the date of issuance, for a term not to exceed ten years. The Compensation Committee establishes the vesting schedule for each grant; historically the Committee has utilized graded vesting schedules over two, five and seven year periods. Upon exercise of stock options or issuance of restricted stock grants, it is the Company’s policy to issue new shares of common stock.

During the six month period ended June 30, 2011, stock option activity was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Stock options outstanding, 12/31/2010	85,376	$91.33
Issued	—	—
Forfeited	(7,783)	87.41

Stock options outstanding, 6/30/2011	77,593	91.72	4.34	$—

Stock options exercisable, 6/30/2011	57,796	$89.88	3.58	$—

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

There were no stock options granted during the second quarter of 2011 or 2010.

As of June 30, 2011, there were 1,250 restricted stock grants outstanding, all expected to fully vest between 2016 and 2018.

Accounting for “Share-Based Payment” requires that the cash flows from the tax benefits resulting from tax deductions in excess of the compensation expense recognized for stock options (excess tax benefits) be reported as financing cash flows. There were no excess tax benefits classified as financing cash inflows for the six months ended June 30, 2011, and June 30, 2010, respectively.

Stock-based compensation expense recognized under the standard was $72,000 with a related tax benefit of $28,800 for the six months ended June 30, 2011, compared to stock-based compensation expense of $200,000, with a related tax benefit of $80,000, for the six months ended June 30, 2010. At June 30, 2011, unrecognized stock-based compensation expense totaled $396,000 and will be expensed over a weighted-average period of approximately 2.1 years.

NOTE 4 – INVESTMENT SECURITIES

Investment securities at June 30, 2011 and December 31, 2010 consisted of the following: (Dollars in 000’s)

	June 30, 2011
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale:
Collateralized mortgage obligations	$124,030	$822	$(492)	$124,360
Mortgage-backed securities	58,691	370	(142)	58,919
U.S. Government and agency securities	64,739	886	(32)	65,593
Obligations of states and political subdivisions	35,835	831	(87)	36,579

Total	$283,295	$2,909	$(753)	$285,451

Investment securities - Other Community Reinvestment Act	$2,000	$—	$—	$2,000

Restricted equity securities	$3,365	$—	$—	$3,365

	December 31, 2010
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale:
Collateralized mortgage obligations	$131,372	$1,647	$(802)	$132,217
Mortgage-backed securities	9,023	72	(39)	9,056
U.S. Government and agency securities	36,371	24	(119)	36,276
Obligations of states and political subdivisions	6,009	125	—	6,134

Total	$182,775	$1,868	$(960)	$183,683

Held-to-maturity:
Mortgage-backed securities	$4,781	$108	$—	$4,889
U.S. Government and agency securities	12,151	378	—	12,529
Obligations of states and political subdivisions	12,201	179	(183)	12,197

Total	$29,133	$665	$(183)	$29,615

Investment securities - Other Community Reinvestment Act	$2,000	$—	$—	$2,000

Restricted equity securities	$3,474	$—	$—	$3,474

A decision was made during the second quarter of 2011, to transfer all investments from the held-to-maturity category to the available-for-sale category. As a result, investments with an amortized cost of $22.6 million and gross unrealized gains of $984,000 and gross unrealized losses of $37,000 were transferred to the available-for-sale category.

The table below presents the gross unrealized losses and fair value of the Bank’s investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2011 and December 31, 2010. Of these amounts at June 30, 2011, 23 available-for-sale investments comprised the less than 12 months category.

(Dollars in 000’s)
	Less than 12 months		12 months or more		Total
At June 30, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale:
Collateralized mortgage obligations	$73,869	$(479)	$2,338	$(13)	$76,207	$(492)
Mortgage-backed securities	9,916	(142)	—	—	9,916	(142)
U.S. Government and agency securities	2,631	(32)	—	—	2,631	(32)
Obligations of state and political Subdivisions	5,184	(87)	—	—	5,184	(87)

	$91,600	$(740)	$2,338	$(13)	$93,938	$(753)

	Less than 12 months		12 months or more		Total
At December 31, 2010	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale:
Collateralized mortgage obligations	$43,239	$(802)	$2	$—	$43,241	$(802)
Mortgage-backed securities	2,960	(39)	—	—	2,960	(39)
U.S. Government and agency securities	19,974	(119)	—	—	19,974	(119)
Held-to-maturity:
Obligations of state and political subdivisions	3,593	(176)	553	(7)	4,146	(183)

	$69,766	$(1,136)	$555	$(7)	$70,321	$(1,143)

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

The amortized cost and estimated fair value of investment securities at June 30, 2011, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

At June 30, 2011 (Dollars in 000’s)
	Available-for-sale
	Amortized Cost	Estimated Fair Value
Due in one year or less	$12,571	$12,590
Due after one year through five years	55,024	55,889
Due after five years through ten years	21,520	21,852
Due after ten years	194,180	195,120

	$283,295	$285,451

At June 30, 2011, investment securities with an estimated fair value of $84.9 million were pledged to secure public deposits.

As required of all members of the Federal Home Loan Bank (“FHLB”) system, the Company maintains an investment in the capital stock of the FHLB in an amount equal to the greater of $500 or 0.5% of home mortgage loans and pass-through securities plus 5.0% of the outstanding balance of mortgage home loans sold to FHLB under the Mortgage Purchase Program. The FHLB system, the largest government sponsored entity in the United States, is made up of 12 regional banks, including the FHLB of Seattle and the FHLB of San Francisco. Participating banks record the value of FHLB stock equal to its par value at $100 per share. The Company is required to hold FHLB’s stock in order to receive advances and views this investment as long-term. Thus, when evaluating it for impairment, the value is determined based on the recovery of the par value through redemption by the FHLB or from the sale to another member, rather than by recognizing temporary declines in value. The FHLB of Seattle disclosed that it reported a net loss for the six month period ended June 30, 2011. On October 25, 2010, the FHLB of Seattle entered into a Stipulation and Consent to the Issuance of a Consent Order with the Federal Housing Finance Agency (“Finance Agency”). The Finance Agency continues to deem the FHLB of Seattle “undercapitalized” under the Finance Agency’s Prompt Corrective Action rule. The Company has concluded that its investment in FHLB is not impaired as of June 30, 2011, and believes that it will ultimately recover the par value of its investment in this stock.

NOTE 5 – LOANS

Loans as of June 30, 2011 and December 31, 2010, consisted of the following:

	December 31, 2010	December 31, 2010
(Dollars in 000’s)	June 30, 2011	December 31, 2010
Construction, Land Dev & Other Land	$52,153	$62,666
Commercial & Industrial	98,086	119,077
Commercial Real Estate Loans	585,340	626,387
Secured Multifamily Residential	22,791	24,227
Other Commercial Loans Secured by RE	50,641	59,284
Loans to Individuals, Family & Personal Expense	12,203	12,472
Consumer/Finance	35,561	36,859
Other Loans	25,525	37,255
Overdrafts	353	319

Gross loans	882,653	978,546
Less: allowance for loan losses	(28,433)	(35,582)
Less: deferred fees and restructured loan concessions	(1,800)	(1,751)

Loans, net	$852,420	$941,213

NOTE 6 – ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY

The allowance for loan losses represents the Company’s estimate as to the probable credit losses inherent in its loan portfolio. The allowance for loan losses is increased through periodic charges to provision for loan losses and represents the aggregate amount, net of loans charged-off and recoveries on previously charged-off loans, that is needed to establish an appropriate reserve for credit losses. The allowance is estimated based on a variety of factors and uses a methodology as described below:

•

The Company classifies loans into relatively homogeneous pools by loan type in accordance with regulatory guidelines for regulatory reporting purposes. The Company regularly reviews all loans within each loan category to establish risk ratings for them that include Pass, Watch, Special Mention, Substandard, Doubtful and Loss. Pursuant to “Accounting for Creditors for Impairment of a Loan,” the impaired portion of collateral dependent loans is charged-off. Other loans not considered impaired have loss factors applied to the various loan pool balances to establish loss potential for provisioning purposes.

•

Analyses are performed to establish the loss factors based on a three-year historical experience, more heavily weighted to the most recent loss experience, as well as expected losses based on qualitative evaluations of such factors as the economic trends and conditions, industry conditions, levels and trends in delinquencies and impaired loans, levels and trends in charge-offs and recoveries, among others. The loss factors are applied to loan category pools segregated by risk classification through the current period to estimate the loss inherent in the Company’s loan portfolio pursuant to “Accounting for Contingencies.”

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

•

In the event that a current appraisal to support the fair value of the real estate collateral underlying an impaired loan has not yet been received, but the Company believes that the collateral value is insufficient to support the loan amount, an impairment reserve is recorded. In these instances, the receipt of a current appraisal triggers an updated review of the collateral support for the loan and any deficiency is charged-off or reserved at that time. In those instances where a current appraisal is not available in a timely manner in relation to a financial reporting cut-off date, the Company’s internal appraisal review department prepares or reviews a collateral valuation based on a number of factors including, but not limited to, property location, local price volatility, local economic conditions, and recent comparable sales. In all cases, the costs to sell the subject property are deducted in arriving at the fair value of the collateral. Any unpaid property taxes or similar expenses are expensed at the time the property is acquired by the Bank.

Transactions in the allowance for loan losses for the three months and six months ended June 30, 2011 were as follows:

Allowance for Credit Losses and Recorded Investment in Financing Receivables

(Dollars in 000’s)

	Construction, Land Dev	Comm & Industrial	Comm Real Estate	Comm Real Estate Multi	Comm Real Estate - Other	Loans to Individuals	Consumer Finance	Other Loans, Concessions, and Overdrafts	Total
For the three months ended June 30, 2011
Allowance for credit losses:

Beginning balance	$3,376	$7,077	$15,079	$139	$4,341	$806	$2,342	$206	$33,366
Charge-offs and concessions	(72)	(939)	(4,597)	(56)	(588)	(3)	(342)	(19)	(6,616)
Recoveries	28	1,184	264	—	(9)	—	204	12	1,683
Provision	245	(285)	262	119	(1,260)	(625)	861	683	—

Ending balance	$3,577	$7,037	$11,008	$202	$2,484	$178	$3,065	$882	$28,433

Ending balance: individually evaluated for impairment	$—	$23	$1,062	$—	$282	$—	$—	$—	$1,367

Ending balance: collectively evaluated for impairment	$3,577	$7,014	$9,946	$202	$2,202	$178	$3,065	$882	$27,066

Loans:
Ending balance	$52,153	$98,086	$585,340	$22,791	$50,641	$12,203	$35,561	$25,878	$882,653

Ending balance: individually evaluated for impairment	$20,015	$1,108	$64,257	$144	$4,335	$20	$139	$2,487	$92,505

Ending balance: collectively evaluated for impairment	$32,138	$96,978	$521,083	$22,647	$46,306	$12,183	$35,422	$23,391	$790,148

	Construction, Land Dev	Comm & Industrial	Comm Real Estate	Comm Real Estate Multi	Comm Real Estate - Other	Loans to Individuals	Consumer Finance	Other Loans, Concessions, and Overdrafts	Total
For the six months ended June 30, 2011
Allowance for credit losses:

Beginning balance	$4,703	$8,051	$14,419	$126	$4,623	$973	$2,376	$311	$35,582
Charge-offs and concessions	(5,555)	(1,991)	(8,665)	(56)	(2,248)	(3)	(608)	(41)	(19,167)
Recoveries	54	4,549	720	—	83	—	288	24	5,718
Provision	4,375	(3,572)	4,534	132	26	(792)	1,009	588	6,300

Ending balance	$3,577	$7,037	$11,008	$202	$2,484	$178	$3,065	$882	$28,433

Ending balance: individually evaluated for impairment	$—	$23	$1,062	$—	$282	$—	$—	$—	$1,367

Ending balance: collectively evaluated for impairment	$3,577	$7,014	$9,946	$202	$2,202	$178	$3,065	$882	$27,066

Loans:
Ending balance	$52,153	$98,086	$585,340	$22,791	$50,641	$12,203	$35,561	$25,878	$882,653

Ending balance: individually evaluated for impairment	$20,015	$1,108	$64,257	$144	$4,335	$20	$139	$2,487	$92,505

Ending balance: collectively evaluated for impairment	$32,138	$96,978	$521,083	$22,647	$46,306	$12,183	$35,422	$23,391	$790,148

Transactions in the allowance for loan losses for the three months and six months ended June 30, 2010 were as follows:

Allowance for Credit Losses and Recorded Investment in Financing Receivables

(Dollars in 000’s)

	Construction, Land Dev	Comm & Industrial	Comm Real Estate	Comm Real Estate Multi	Comm Real Estate - Other	Loans to Individuals	Consumer Finance	Other Loans, Concessions, and Overdrafts	Total
For the three months ended June 30, 2010
Allowance for credit losses:

Beginning balance	$12,152	$6,676	$23,809	$494	$826	$205	$969	$1,387	$46,518
Charge-offs	(2,093)	(394)	(4,550)	—	(428)	(61)	(450)	(589)	(8,565)
Recoveries	1,671	885	805	—	93	3	144	13	3,614
Provision	(850)	2,616	(2,466)	420	2,616	77	373	(436)	2,350

Ending balance	$10,880	$9,783	$17,598	$914	$3,107	$224	$1,036	$375	$43,917

Ending balance: individually evaluated for impairment	$5,000	$288	$1,694	$—	$323	$—	$—	$—	$7,305

Ending balance: collectively evaluated for impairment	$5,880	$9,495	$15,904	$914	$2,784	$224	$1,036	$375	$36,612

Loans:
Ending balance	$109,930	$149,418	$656,235	$24,933	$61,322	$13,309	$37,573	$39,140	$1,091,860

Ending balance: individually evaluated for impairment	$41,996	$2,926	$77,828	$313	$6,097	$—	$—	$297	$129,457

Ending balance: collectively evaluated for impairment	$67,934	$146,492	$578,407	$24,620	$55,225	$13,309	$37,573	$38,843	$962,403

	Construction, Land Dev	Comm & Industrial	Comm Real Estate	Comm Real Estate Multi	Comm Real Estate - Other	Loans to Individuals	Consumer Finance	Other Loans, Concessions, and Overdrafts	Total
For the six months ended June 30, 2010
Allowance for credit losses:

Beginning balance	$15,033	$6,409	$20,923	$506	$531	$231	$1,150	$1,120	$45,903
Charge-offs	(5,567)	(1,306)	(5,576)	—	(924)	(84)	(890)	(619)	(14,966)
Recoveries	1,706	954	1,082	—	95	3	500	190	4,530
Provision	(292)	3,726	1,169	408	3,405	74	276	(316)	8,450

Ending balance	$10,880	$9,783	$17,598	$914	$3,107	$224	$1,036	$375	$43,917

Ending balance: individually evaluated for impairment	$5,000	$288	$1,694	$—	$323	$—	$—	$—	$7,305

Ending balance: collectively evaluated for impairment	$5,880	$9,495	$15,904	$914	$2,784	$224	$1,036	$375	$36,612

Loans:
Ending balance	$109,930	$149,418	$656,235	$24,933	$61,322	$13,309	$37,573	$39,140	$1,091,860

Ending balance: individually evaluated for impairment	$41,996	$2,926	$77,828	$313	$6,097	$—	$—	$297	$129,457

Ending balance: collectively evaluated for impairment	$67,934	$146,492	$578,407	$24,620	$55,225	$13,309	$37,573	$38,843	$962,403

The following tables summarize the Company’s loans past due, both accruing and nonaccruing, by type as of June 30, 2011 and December 31, 2010:

(Dollars in 000’s)

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days Past Due and Accruing
June 30, 2011

Construction, Land Dev & Other Land	$1,241	$3,836	$9,167	$14,244	$37,909	$52,153	$—
Commercial & Industrial	14	45	697	756	97,330	98,086	—
Commercial Real Estate Loans	2,729	—	47,148	49,877	535,463	585,340	—
Secured Multifamily Residential	—	—	144	144	22,647	22,791	—
Other Commercial Loans Secured by RE	674	73	999	1,746	48,895	50,641	100
Loans to Individuals, Family & Personal Expense	7	11	—	18	12,185	12,203	—
Consumer/Finance	594	229	139	962	34,599	35,561	139
Other Loans and Overdrafts	843	—	2,487	3,330	22,548	25,878	—

Total	$6,102	$4,194	$60,781	$71,077	$811,576	$882,653	$239

December 31, 2010

Construction, Land Dev & Other Land	$133	$—	$7,447	$7,580	$55,086	$62,666	$—
Commercial & Industrial	222	5	1,298	1,525	117,552	119,077	—
Commercial Real Estate Loans	8,011	2,007	36,396	46,414	579,973	626,387	—
Secured Multifamily Residential	—	—	307	307	23,920	24,227	—
Other Commercial Loans Secured by RE	97	224	2,709	3,030	56,254	59,284	—
Loans to Individuals, Family & Personal Expense	10	—	—	10	12,462	12,472	—
Consumer/Finance	603	188	123	914	35,945	36,859	123
Other Loans and Overdrafts	2,104	—	434	2,538	35,036	37,574	—

Total	$11,180	$2,424	$48,714	$62,318	$916,228	$978,546	$123

Impaired loans by type for the six months ended June 30, 2011 and twelve months ended December 31, 2010 were as follows:

(Dollars in 000’s)

	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
June 30, 2011

With no Related Allowance
Construction, Land Dev & Other Land	$35,434	$20,015	$—	$22,928	$—
Commercial & Industrial	1,083	697	—	1,457	—
Commercial Real Estate Loans	74,784	58,016	—	61,887	—
Secured Multifamily Residential	200	144	—	124	—
Other Commercial Loans Secured by RE	4,413	3,478	—	3,560	4
Loans to Individuals, Family & Personal Expense	21	20	—	3	—
Consumer/Finance	139	139	—	133	11
Other Loans	2,814	2,487	—	2,512	—

Total	$118,888	$84,996	$—	$92,604	$15

With a Related Allowance
Construction, Land Dev & Other Land	$—	$—	$—	$2,929	$—
Commercial & Industrial	411	411	23	579	—
Commercial Real Estate Loans	11,682	6,241	1,062	10,841	—
Secured Multifamily Residential	—	—	—	—	—
Other Commercial Loans Secured by RE	857	857	282	3,823	—
Loans to Individuals, Family & Personal Expense	—	—	—	19	—
Consumer/Finance	—	—	—	—	—
Other Loans	—	—	—	—	—

Total	$12,950	$7,509	$1,367	$18,191	$—

Total Impaired Loans:
Construction, Land Dev & Other Land	$35,434	$20,015	$—	$25,857	$—
Commercial & Industrial	1,494	1,108	23	2,036	—
Commercial Real Estate Loans	86,466	64,257	1,062	72,728	—
Secured Multifamily Residential	200	144	—	124	—
Other Commercial Loans Secured by RE	5,270	4,335	282	7,383	4
Loans to Individuals, Family & Personal Expense	21	20	—	22	—
Consumer/Finance	139	139	—	133	11
Other Loans	2,814	2,487	—	2,512	—

Total Impaired Loans	$131,838	$92,505	$1,367	$110,795	$15

Included in the table above are $139,000 of consumer loans and $100,000 of Other Commercial Loans Secured by RE that are 90 days past due and still accruing interest. These loans are charged-off according to policy after 120 days. The remaining loans are on non-accrual status at June 30, 2011.

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

Special Mention – A Special Mention asset has potential weaknesses that deserve Management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. Special Mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification. This rating is not a transitional grade by definition; however, an appropriate action plan is required to ensure timely risk rating change as circumstances warrant.

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

(Dollars in 000’s)

Credit quality indicators as of June 30, 2011 and December 31, 2010 were as follows:

June 30, 2011	Construction, Land Dev	Comm & Industrial	Comm Real Estate	Comm Real Estate Multi	Comm Real Estate - Other	Loans to Individuals	Other Loans and Overdraft	Total
Pass	$15,194	$48,318	$322,335	$8,627	$39,024	$11,279	$16,424	$461,201
Watch	3,752	8,014	31,260	342	994	—	900	45,262
Special Mention	2,141	4,579	109,937	12,728	1,090	—	2,884	133,359
Substandard	30,753	36,764	115,567	1,094	8,676	924	5,670	199,448
Doubtful	313	411	6,241	—	857	—	—	7,822

Total	$52,153	$98,086	$585,340	$22,791	$50,641	$12,203	$25,878	847,092

Total Consumer Credit								35,561

Total loans								$882,653

Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity

	Consumer
Performing	$35,422
Nonperforming	139

Total	$35,561

December 31, 2010	Construction, Land Dev	Comm & Industrial	Comm Real Estate	Comm Real Estate Multi	Comm Real Estate - Other	Loans to Individuals	Other Loans and Overdraft	Total
Pass	$17,261	$58,567	$314,877	$9,215	$40,293	$11,620	$24,792	$476,625
Watch	—	5,676	31,395	—	2,098	—	3,824	42,993
Special Mention	6,435	12,337	118,287	13,540	2,309	—	3,841	156,749
Substandard	35,893	41,404	147,513	1,472	7,772	826	5,117	239,997
Doubtful	3,077	1,093	14,315	—	6,812	26	—	25,323

Total	$62,666	$119,077	$626,387	$24,227	$59,284	$12,472	$37,574	941,687

Total Consumer Credit								36,859

Total loans								$978,546

Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity

	Consumer
Performing	$36,736
Nonperforming	123

Total	$36,859

In some instances the Company has modified or restructured loans to amend the interest rate and/or extend the maturity. Through June 30, 2011, any such amendments have generally been consistent with the terms of newly booked loans reflecting current standards for amortization and interest rates and do not represent concessions to such borrowers. In those instances where concessions have been granted meeting the criteria for a troubled debt restructuring (“TDR”), the related loans have been recorded as TDR’s and placed on non-accrual status. Subsequent to designation as a TDR, borrowers with loans totaling $1.8 million met the criteria for placement back on accrual status. This criteria is six months of continuous satisfactory (less than 30 days past-due) payment performance under existing or modified terms, and this payment performance is expected to continue as documented by analysis based on current financial statements and/or tax returns.

TDR’s recorded by the Company at June 30, 2011, totaled approximately $45.2 million and were comprised of 28 loans. There have been no loans modified as TDR’s within the previous 12 months that have defaulted. As of June 30, 2011, there were no instances where concessions involved a reduction of recorded investment in the loans meeting the criteria for a TDR.

The following tables summarize the Company’s troubled debt restructured loans by type and geographic region as of June 30, 2011:

Restructured loans by type and geographic region

(Dollars in 000’s)

	June 30, 2011
	Restructured loans
	Southern Oregon	Northern California	Sacramento Valley	Totals	Number of Loans
Construction, Land Dev & Other Land	$24,674	$—	$2,398	$27,072	14
Commercial & Industrial	—	444	223	667	2
Commercial Real Estate Loans	9,506	315	—	9,821	8
Other Commercial Loans Secured by RE	—	222	7,420	7,642	4

Total restructured loans	$34,180	$981	$10,041	$45,202	28

Maturities
(Dollars in 000’s)
Year	Amount
2011	$25,193
2012	16,964
2013	3,045

Total	$45,202

The Company’s appraisal update procedures for classified loans and OREO property units result in a significant number of appraisals completed as frequently as every six months with the remaining appraisals updated no less frequently than every twelve months.

NOTE 7 – FEDERAL HOME LOAN BANK BORROWINGS AND OTHER BORROWINGS

The Bank had long-term borrowings outstanding with the FHLB. This borrowing was paid in full during the second quarter of 2011. The balance was approximately $22,000 as of December 31, 2010. The Bank made monthly principal and interest payments on the long-term borrowing, which was scheduled to mature by 2014 with a fixed interest rate of 6.53%. The Bank also participates in the Cash Management Advance (“CMA”) program with the FHLB. CMA borrowings are short-term borrowings that mature within one year and accrue interest at the variable rate as published by the FHLB. As of June 30, 2011 and December 31, 2010, the Bank had no outstanding CMA borrowings. All outstanding borrowings with the FHLB were collateralized as provided for under the Advances, Security and Deposit Agreement between the Bank and the FHLB and include the Bank’s FHLB stock and any funds or investment securities held by the FHLB that are not otherwise pledged for the benefit of others. At June 30, 2011, the Bank maintained a line of credit with the FHLB of Seattle for $34.4 million and was in compliance with its related collateral requirements.

The Bank also had $20.0 million available for additional borrowing from a correspondent bank; and $11.5 million available for borrowing from the Federal Reserve discount window.

During the first quarter of 2011, the Company began a program to sell securities under agreements to repurchase. At June 30, 2011, the Bank had $6.9 million securities sold under agreements to repurchase with a maximum balance at any month-end during the quarter of $6.9 million and a weighted average quarterly balance of $6.2 million.

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

Following are the terms of the junior subordinated debentures as of June 30, 2011.

Trust Name	Issue Date	Issued Amount	Rate	Maturity Date	Redemption Date
PremierWest Statutory Trust I	December 2004	$7,732,000	LIBOR + 1.75% (1)	December 2034	December 2009
PremierWest Statutory Trust II	December 2004	7,732,000	LIBOR + 1.79% (2)	March 2035	March 2010
Stockmans Financial Trust I	August 2005	15,464,000	LIBOR + 1.42% (3)	September 2035	September 2010

		$30,928,000

(1)	PremierWest Statutory Trust I was bearing interest at the fixed rate of 5.65% until mid-December 2009, at which time it changed to a variable rate of 3-month LIBOR (0.245% at June 15, 2011) plus 1.75% or 1.995%, adjusted quarterly, through the final maturity date in December 2034.
(2)	PremierWest Statutory Trust II was bearing interest at the fixed rate of 5.65% until March 2010, at which time it changed to the variable rate of 3-month LIBOR (0.245% at June 15, 2011) plus 1.79% or 2.035%, adjusted quarterly, through the final maturity date in March 2035.
(3)	Stockmans Financial Trust I was bearing interest at the fixed rate of 5.93% until September 2010, at which time it changed to the variable rate of 3-month LIBOR (0.245% at June 15, 2011) plus 1.42% or 1.665%, adjusted quarterly, through the final maturity date in September 2035.

The Oregon Department of Consumer and Business Services, which supervises banks and bank holding companies through its Division of Finance and Corporate Securities, and the Federal Reserve have policies that encourage banks and bank holding companies to pay dividends from current earnings, and have the general authority to limit the dividends paid by banks and bank holding companies, respectively. The Company does not expect to be in a position to pay interest payments on trust preferred securities without regulatory approval or until the Bank is “well-capitalized” and has satisfied conditions in its regulatory agreement (see Note 2). The Company is permitted to defer such interest payments for up to 20 consecutive quarters, but during a deferral period it is prohibited from making dividend payments on its capital stock. The amount of accrued and unpaid interest was approximately $1.9 million as of June 30, 2011. At June 30, 2011, the Company had deferred payment of interest for seven consecutive quarters.

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

The Preferred Stock is not subject to any contractual restrictions on transfer. The holders of the Preferred Stock have no general voting rights, and have only limited class voting rights including authorization or issuance of shares ranking senior to the Preferred Stock, any amendment to the rights of the Preferred Stock, or any merger, exchange or similar transaction which would adversely affect the rights of the Preferred Stock. If dividends on the Preferred Stock are not paid in full for six dividend periods, whether or not consecutive, the Preferred Stock holders will have the right to elect two directors. To date the Preferred Stockholders have not exercised that right. The right to elect directors will end when full dividends have been paid for four consecutive dividend periods. The Preferred Stock is not subject to sinking fund requirements and has no participation rights.

While payments have not been made since the third quarter of 2009, the Company has continued to accrue dividends through the second quarter of 2011. As of June 30, 2011, accrued and unpaid dividends totaled approximately $4.0 million.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve various levels and elements of credit and interest rate risk in excess of the amount recognized in the accompanying consolidated financial statements. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. As of June 30, 2011, the Company had a total of $93.4 million of unfunded loan commitments consisting of $87.0 million of commitments to extend credit to customers and $6.1 million of standby letters related to extensions of credit. The Company also had approximately $271,000 of other unsecured lines of credit related to overdraft protection for demand deposit accounts.

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

The Bank also maintains a reserve against these off-balance sheet financial instruments of $92,000 and $85,000 at June 30, 2011, and December 31, 2010, respectively.

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

The following summarizes the weighted average shares outstanding for computation of basic and diluted shares for the three months and six months ended June 30, 2011 and 2010.

Three months ended June 30:	2011	2010
Weighted average number of common shares:
Average shares outstanding-basic	10,034,491	9,879,654
Average shares outstanding-diluted	10,034,491	9,879,654

Six months ended June 30:	2011	2010
Weighted average number of common shares:
Average shares outstanding-basic	10,034,656	6,572,798
Average shares outstanding-diluted	10,034,656	6,572,798

As of June 30, 2011 and 2010, stock options of 77,593 and 91,779, respectively, were not included in the computation of diluted earnings per share, as well as the U.S. Treasury Warrant to purchase 109,039 shares of common stock, as their inclusion would have been anti-dilutive. No common stock equivalents are considered when the Company reports a net loss, as their inclusion would also be anti-dilutive.

NOTE 12 – INCOME TAXES

As of June 30, 2011, the Company had $15,000 net deferred tax assets. At December 31, 2010, and June 30, 2010, the Company had no recorded net deferred tax assets. Under generally accepted accounting principles, a valuation analysis is required to be established if it is “more likely than not” that the deferred tax asset will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning Management’s evaluation of both positive and negative evidence, including forecasts of future income, applicable tax planning strategies and assessments of current and future economic and business conditions. Positive evidence includes the ability to implement tax planning strategies to accelerate taxable income recognition and the probability that taxable income will be generated in future periods. Negative evidence includes the Company’s cumulative loss in the prior three year period and the current general business and economic environment.

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

(Dollars in 000’s)	Fair Value Measurements At 6/30/11 Using
Description	Fair Value 6/30/2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
Collaterialized mortgage obligations	$124,360	$—	$124,360	$—
Mortgage-backed securities	58,919	—	58,919	—
U.S. Government and agency securities	65,593	—	65,593	—
Obligations of states and political subdivisions	36,579	—	36,579	—

Total assets measured at fair value	$285,451	$—	$285,451	$—

	Fair Value Measurements At 12/31/10 Using
Description	Fair Value 12/31/2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
Collaterialized mortgage obligations	$132,217	$—	$132,217	$—
Mortgage-backed securities	9,056	—	9,056	—
U.S. Government and agency securities	36,276	—	36,276	—
Obligations of states and political subdivisions	6,134	—	6,134	—

Total assets measured at fair value	$183,683	$—	$183,683	$—

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

Other Real Estate and Foreclosed Assets – Other real estate and foreclosed assets (“OREO”) acquired through foreclosure or deeds in lieu of foreclosure are carried at the lower of cost, less costs to sell, or estimated net realizable value utilizing current property appraisal valuations. When property is acquired, any excess of the loan balance over the estimated net realizable value is charged to the allowance for loan losses. Holding costs, subsequent write-downs to net realizable value, if any, or any disposition gains or losses are included in non-interest expense. The Bank had $27.6 million and $32.0 million in OREO at June 30, 2011 and December 31, 2010, respectively.

The following table presents the fair value measurement for earning assets as of June 30, 2011 and December 31, 2010, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

(Dollars in 000’s)	Fair Value Measurements For the Six Months Ended 6/30/11 Using
Description	Fair Value 6/30/2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total period losses included in earnings
Other real estate owned and foreclosed assets	$27,579	$—	$—	$27,579	$(6,810)
Loans measured for impairment, net of specific reserves	42,413	—	—	42,413	(7,511)

Total impaired assets measured at fair value	$69,992	$—	$—	$69,992	$(14,321)

	Fair Value Measurements For the Twelve Months Ended 12/31/10 Using
Description	Fair Value 12/31/2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total period losses included in earnings
Other real estate owned and foreclosed assets	$32,009	$—	$—	$32,009	$(5,347)
Loans measured for impairment, net of specific reserves	46,863	—	—	46,863	(22,311)

Total impaired assets measured at fair value	$78,872	$—	$—	$78,872	$(27,658)

As of June 30, 2011 and December 31, 2010, all nonperforming loans were considered impaired and were measured for impairment. The table below shows the detail of the various categories of impaired loans:

(Dollars in 000’s)	As of June 30, 2011	As of December 31, 2010
	Carrying Value	Carrying Value
Impaired loans with charge-offs loan-to-date (1)	$36,271	$28,393
Impaired loans with specific reserves	7,509	27,832
Impaired loans with both specific reserves and charge-offs loan-to-date (1)	—	297

Subtotal impaired loans with specific reserves and/or charge-offs loan-to-date	43,780	56,522
Specific reserves associated with impaired loans	(1,367)	(9,659)

Total loans measured for impairment, net of specific reserves	$42,413	$46,863

Impaired loans without charge-offs or specific reserves	$48,725	$73,094

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

The estimated fair values of the Bank’s significant on-balance sheet financial instruments at June 30, 2011, and December 31, 2010, were as follows:

(Dollars in 000’s)	As of June 30, 2011		As of December 31, 2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$71,003	$71,003	$138,974	$138,974
Interest-bearing certificates of deposit (original maturities greater than 90 days)	$1,500	$1,500	$1,500	$1,500
Investment securities available-for-sale	$287,451	$287,451	$185,683	$185,683
Investment securities held-to-maturity	$—	$—	$29,133	$29,615
Restricted equity investments	$3,365	$3,365	$3,474	$3,474
Loans held-for-sale	$1,220	$1,220	$929	$929
Loans	$882,653	$821,823	$978,546	$913,834

Financial liabilities:
Deposits	$1,177,838	$1,185,318	$1,266,249	$1,275,519
FHLB borrowings	$—	$—	$22	$22
Securities sold under agreements to repurchase	$6,905	$6,905	$—	$—
Junior subordinated debentures	$30,928	$21,876	$30,928	$20,629

NOTE 14 – RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2011, the FASB issued Accounting Standards Update ASU No. 2011-05 “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.” This Standard is intended to improve the overall quality of financial reporting by increasing the prominence of items reported in other comprehensive income (“OCI”), and additionally align the presentation of OCI in financial statements prepared in accordance with U.S. GAAP with those prepared in accordance with IFRSs. This standard is effective for public companies for fiscal years, and interim period within those years, beginning after December 15, 2011, and should be applied retrospectively. The adoption of ASU No. 2011-05 is not expected to have a material impact on the consolidated financial statements.

In May 2011, the FASB issued Accounting Standards Update ASU No. 2011-04 “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This Standard is intended to permit the use of a premium or discount to an instrument’s market value when such a step is a standard practice. In some instances, the amendments permit instruments to be valued based on a business’s net risk to the market or a trading partner. The amendments are to be applied prospectively, and will be effective for public companies for fiscal years and quarters that start after December 15, 2011. The adoption of ASU No. 2011-04 is not expected to have a material impact on the consolidated financial statements.

In April 2011, the FASB issued Accounting Standards Update ASU No. 2011-03 “Transfers and servicing (Topic 860) – Reconsideration of Effective Control for Repurchase Agreements.” This Standard is intended to improve the manner in which repo and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity are reported in the financial statements by modifying Topic 860. This standard is effective for the first interim or annual period beginning on or after December 15, 2011, and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date, with early adoption disallowed. The adoption of ASU No. 2011-03 is not expected to have a material impact on the consolidated financial statements.

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

OVERVIEW – The following includes Management’s discussion of the financial condition and results of operations for PremierWest Bancorp and its wholly-owned subsidiary, PremierWest Bank, including the Bank’s wholly-owned subsidiaries, Premier Finance Company and PremierWest Investment Services, Inc., for the three and six month periods ended June 30, 2011, respectively. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes contained in this report as well as the Company’s Form 10-K for the year ended December 31, 2010. For discussion purposes, Management has made comparisons, as it deems appropriate, to comparable interim periods in 2010 and the fiscal year period ended December 31, 2010.

HIGHLIGHTS –

•

Net loss of $2.7 million, or $0.27 per share, after no loan loss provision and net OREO and foreclosed asset expenses of $4.4 million. This compares to a net loss of $7.4 million, or $0.74 per share, after $6.3 million in loan loss provision and net OREO and foreclosed asset expenses of $2.1 million for first quarter 2011.

•	Reduction of non-performing assets by $19.5 million, or 14.0%, to $120.1 million or 9.1% of total assets compared to $139.6 million or 10.2% of total assets at March 31, 2011.

•	Decrease in net charge-offs to $4.9 million, compared to $8.5 million at March 31, 2011.

•	Reduction in adversely classified loans by $42.4 million, or 17.0% to $207.0 million, compared to $249.5 million at March 31, 2011.

•	Decline in loans past due 30 – 89 days, and accruing, to $2.8 million or 0.32% of total loans, down from $7.1 million or 0.77% at March 31, 2011.

•

No provision for loan losses recorded in the current quarter versus $6.3 million for the first quarter 2011, due to improvement in credit metrics, as noted above. Loan loss reserve was $28.4 million, or 3.22% of gross loans, compared to $33.4 million, or 3.62%, at March 31, 2011.

Management continued to execute strategies that have resulted in strengthening of the Company’s performance, including:

•	Improvement in the Bank’s total risk-based and leverage capital ratios to 12.65% and 8.71%, respectively, at June 30, 2011, up from 12.51% and 8.59% at March 31, 2011.

•	Expansion of net interest margin to 3.99% (after excluding one-time receipt of $0.6 million in default interest), up from 3.83% for the quarter ended March 31, 2011.

•	Growth in non-interest bearing demand deposits by $8.4 million to $260.9 million, or 22.2% of total deposits, up from $252.6 million, or 20.5% of total deposits at the preceding quarter-end.

FINANCIAL HIGHLIGHTS

The following tables present financial highlights and selected ratios regarding yields on interest-earning assets, rates paid on interest-bearing liabilities, net interest spreads, net yields on average interest-earning assets, and returns on average assets and returns on average equity for the periods indicated.

PREMIERWEST BANCORP

FINANCIAL HIGHLIGHTS

(All amounts in 000’s, except per share data)

(unaudited)

BALANCE SHEET
	June 30, 2011	June 30, 2010	Change	% Change	March 31, 2011	Change	% Change
Fed funds sold and investments	$333,784	$281,745	$52,039	18.5%	$352,040	$(18,256)	-5.2%

Gross loans, net of deferred fees	880,853	1,090,883	(210,030)	-19.3%	921,018	(40,165)	-4.4%
Allowance for loan losses	(28,433)	(43,917)	15,484	-35.3%	(33,366)	4,933	-14.8%

Net loans	852,420	1,046,966	(194,546)	-18.6%	887,652	(35,232)	-4.0%
Other assets	135,835	132,182	3,653	2.8%	133,034	2,801	2.1%

Total assets	$1,322,039	$1,460,893	$(138,854)	-9.5%	$1,372,726	$(50,687)	-3.7%

Non-interest-bearing deposits	$260,940	$244,315	$16,625	6.8%	$252,562	$8,378	3.3%
Interest-bearing deposits	916,898	1,069,186	(152,288)	-14.2%	981,319	(64,421)	-6.6%

Total deposits	1,177,838	1,313,501	(135,663)	-10.3%	1,233,881	(56,043)	-4.5%
Borrowings	37,833	30,953	6,880	22.2%	32,842	4,991	15.2%
Other liabilities	17,963	15,279	2,684	17.6%	17,461	502	2.9%
Stockholders’ equity	88,405	101,160	(12,755)	-12.6%	88,542	(137)	-0.2%

Total liabilities and stockholders’ equity	$1,322,039	$1,460,893	$(138,854)	-9.5%	$1,372,726	$(50,687)	-3.7%

Period end common shares outstanding	10,035,741	10,034,830	911	0.0%	10,034,491	1,250	0.0%
Book value per common share (1)	$4.81	$6.12	$(1.31)	-21.4%	$4.83	$(0.02)	-0.4%
Tangible book value per common share (2)	$4.59	$5.82	$(1.23)	-21.1%	$4.60	$(0.01)	-0.2%

Adversely classified loans
Rated substandard or worse	$114,565	$186,472	$(71,907)	-38.6%	$139,638	$(25,073)	-18.0%
Impaired	92,505	129,703	(37,198)	-28.7%	109,844	(17,339)	-15.8%

Total adversely classified loans (3)	$207,070	$316,175	$(109,105)	-34.5%	$249,482	$(42,412)	-17.0%

Loans 30-89 days past due and still accruing	$2,781	$10,669	$(7,888)	-73.9%	$7,127	$(4,346)	-61.0%

Non-performing assets:
Loans on nonaccrual status	$92,266	$129,458	$(37,192)	-28.7%	$109,753	$(17,487)	-15.9%
90-days past due and accruing	239	245	(6)	-2.4%	91	148	162.6%

Total non-performing loans	92,505	129,703	(37,198)	-28.7%	109,844	(17,339)	-15.8%
Other real estate owned and foreclosed assets	27,579	15,084	12,495	82.8%	29,757	(2,178)	-7.3%

Total non-performing assets	$120,084	$144,787	$(24,703)	-17.1%	$139,601	$(19,517)	-14.0%

Troubled debt restructurings:
On accrual status	$1,827	$—	$1,827	nm	$223	$1,604	719.3%
On nonaccrual status	43,375	10,033	33,342	332.3%	47,462	(4,087)	-8.6%

Total troubled-debt restructurings	$45,202	$10,033	$35,169	350.5%	$47,685	$(2,483)	-5.2%

(1)	Book value is calculated as the total common equity (less preferred stock and the discount on preferred stock) divided by the period ending number of common shares outstanding.
(2)	Tangible book value is calculated as the total common equity (less preferred stock and the discount on preferred stock) less core deposit intangibles divided by the period ending number of common shares outstanding.
(3)	Includes non-performing loans shown in total below

nm = not meaningful

QUARTERLY ACTIVITY
	June 30, 2011	June 30, 2010	Change	% Change	March 31, 2011	Change	% Change
Allowance for loan losses:
Balance beginning of period	$33,366	$46,518	$(13,152)	-28.3%	$35,582	$(2,216)	-6.2%
Provision for loan losses	—	2,350	(2,350)	-100.0%	6,300	(6,300)	-100.0%
Net (charge-offs) recoveries	(4,933)	(4,951)	(18)	0.4%	(8,516)	(3,583)	42.1%

Balance end of period	$28,433	$43,917	$(15,484)	-35.3%	$33,366	$(4,933)	-14.8%

Nonperforming loans:
Balance beginning of period	$109,844	$104,372	$5,472	5.2%	$129,616	$(19,772)	-15.3%
Transfers from performing loans	4,760	38,895	(34,135)	-87.8%	2,723	(2,037)	74.8%
Loans returned to performing status	(4,428)	(235)	(4,193)	-1784.3%	—	4,428	nm
Transfers to OREO	(4,122)	(2,733)	(1,389)	-50.8%	(4,251)	(129)	3.0%
Principal reduction from payment	(6,933)	(2,031)	(4,902)	-241.4%	(5,694)	1,239	-21.8%
Principal reduction from charge-off	(6,616)	(8,565)	1,949	22.8%	(12,550)	(5,934)	47.3%

Total nonperforming loans	$92,505	$129,703	$(37,198)	-28.7%	$109,844	$(17,339)	-15.8%

Other real estate owned (OREO) and foreclosed assets, beginning of period	$29,757	$21,517	$8,240	38.3%	$32,009	$(2,252)	-7.0%
Transfers from outstanding loans	4,122	2,733	1,389	50.8%	4,251	(129)	-3.0%
Improvements and other additions	—	75	(75)	-100.0%	10	(10)	-100.0%
Sales	(1,566)	(6,692)	(5,126)	-76.6%	(4,437)	(2,871)	-64.7%
Impairment charges	(4,734)	(2,549)	2,185	-85.7%	(2,076)	2,658	-128.0%

Total OREO and foreclosed assets, end of period	$27,579	$15,084	$12,495	82.8%	$29,757	$(2,178)	-7.3%

PREMIERWEST BANCORP

FINANCIAL HIGHLIGHTS

(All amounts in 000’s, except per share data)

(unaudited)

QUARTERLY AVERAGES
	June 30, 2011	June 30, 2010	Change	% Change	March 31, 2011	Change	% Change
Average fed funds sold and investments	$353,971	$298,640	$55,331	18.5%	$338,927	$15,044	4.4%
Average gross loans	$907,056	$1,114,045	$(206,989)	-18.6%	$960,326	$(53,270)	-5.5%
Average mortgages held for sale	$603	$509	$94	18.5%	$722	$(119)	-16.5%
Average interest earning assets	$1,261,630	$1,413,194	$(151,564)	-10.7%	$1,299,975	$(38,345)	-2.9%
Average total assets	$1,357,844	$1,495,966	$(138,122)	-9.2%	$1,397,755	$(39,911)	-2.9%
Average non-interest-bearing deposits	$259,668	$250,566	$9,102	3.6%	$253,926	$5,742	2.3%
Average interest-bearing deposits	$953,536	$1,098,089	$(144,553)	-13.2%	$997,633	$(44,097)	-4.4%
Average total deposits	$1,213,204	$1,348,655	$(135,451)	-10.0%	$1,251,559	$(38,355)	-3.1%
Average total borrowings	$36,443	$30,953	$5,490	17.7%	$31,766	$4,677	14.7%
Average stockholders’ equity	$90,269	$100,585	$(10,316)	-10.3%	$96,836	$(6,567)	-6.8%
Average common equity	$50,173	$60,873	$(10,700)	-17.6%	$56,836	$(6,663)	-11.7%

YEAR-TO-DATE ACTIVITY
	June 30, 2011	June 30, 2010	Change	% Change
Allowance for loan losses:
Balance beginning of period	$35,582	$45,903	$(10,321)	-22.5%
Provision for loan losses	6,300	8,450	(2,150)	-25.4%
Net (charge-offs) recoveries	(13,449)	(10,436)	3,013	-28.9%

Balance end of period	$28,433	$43,917	$(15,484)	-35.3%

Nonperforming loans:
Balance beginning of period	$129,616	$103,917	$25,699	24.7%
Transfers from performing loans	7,483	63,110	(55,627)	-88.1%
Loans returned to performing status	(4,428)	(8,276)	3,848	46.5%
Transfers to OREO	(8,372)	(5,109)	(3,263)	-63.9%
Principal reduction from payment	(12,627)	(8,973)	(3,654)	-40.7%
Principal reduction from charge-off	(19,167)	(14,966)	(4,201)	-28.1%

Total nonperforming loans	$92,505	$129,703	$(37,198)	-28.7%

Other real estate owned (OREO) and foreclosed assets, beginning of period	$32,009	$24,748	$7,261	29.3%
Transfers from outstanding loans	8,372	5,109	3,263	63.9%
Improvements and other additions	10	324	(314)	-96.9%
Sales	(6,002)	(12,002)	(6,000)	-50.0%
Impairment charges	(6,810)	(3,095)	3,715	-120.0%

Total OREO and foreclosed assets, end of period	$27,579	$15,084	$12,495	82.8%

YEAR-TO-DATE AVERAGES
	June 30, 2011	June 30, 2010	Change	% Change
Average fed funds sold and investments	$346,490	$288,467	$58,023	20.1%
Average gross loans	$933,544	$1,125,985	$(192,441)	-17.1%
Average mortgages held for sale	$662	$606	$56	9.2%
Average interest earning assets	$1,280,696	$1,415,058	$(134,362)	-9.5%
Average total assets	$1,377,689	$1,502,622	$(124,933)	-8.3%
Average non-interest-bearing deposits	$256,813	$252,097	$4,716	1.9%
Average interest-bearing deposits	$975,463	$1,116,848	$(141,385)	-12.7%
Average total deposits	$1,232,276	$1,368,945	$(136,669)	-10.0%
Average total borrowings	$34,117	$30,954	$3,163	10.2%
Average stockholders’ equity	$93,534	$88,091	$5,443	6.2%
Average common equity	$53,486	$48,427	$5,059	10.4%

PREMIERWEST BANCORP

FINANCIAL HIGHLIGHTS

(All amounts in 000’s, except per share data)

(unaudited)

STATEMENT OF OPERATIONS AND LOSS PER COMMON SHARE DATA

For the Three Months Ended	June 30, 2011	June 30, 2010	Change	% Change	March 31, 2011	Change	% Change
Interest income	$15,697	$17,662	$(1,965)	-11.1%	$15,032	$665	4.4%
Interest expense	2,571	2,828	(257)	-9.1%	2,831	(260)	-9.2%

Net interest income	13,126	14,834	(1,708)	-11.5%	12,201	925	7.6%
Loan loss provision	—	2,350	(2,350)	-100.0%	6,300	(6,300)	-100.0%
Non-interest income	2,865	2,440	425	17.4%	3,159	(294)	-9.3%
Non-interest expense	18,044	16,351	1,693	10.4%	15,798	2,246	14.2%

Pre-tax loss	(2,053)	(1,427)	(626)	-43.9%	(6,738)	4,685	69.5%
Provision for income taxes	5	—	5	nm	16	(11)	-68.8%

Net loss	$(2,058)	$(1,427)	$(631)	-44.2%	$(6,754)	$4,696	69.5%

Less preferred dividend and discount accretion	613	636	(23)	-3.6%	656	(43)	-6.6%

Net loss applicable to common shareholders	$(2,671)	$(2,063)	$(608)	-29.5%	$(7,410)	$4,739	64.0%

Basic loss per common share (1)	$(0.27)	$(0.21)	$(0.06)	-28.6%	$(0.74)	$0.47	63.5%

Diluted loss per common share (1)	$(0.27)	$(0.21)	$(0.06)	-28.6%	$(0.74)	$0.47	63.5%

Average common shares outstanding—basic (1)	10,034,491	9,879,654	154,837	1.6%	10,034,642	(151)	0.0%
Average common shares outstanding—diluted (1)	10,034,491	9,879,654	154,837	1.6%	10,034,642	(151)	0.0%

For the Six Months Ended	June 30, 2011	June 30, 2010	Change	% Change
Interest income	$30,729	$35,849	$(5,120)	-14.3%
Interest expense	5,402	6,179	(777)	-12.6%

Net interest income	25,327	29,670	(4,343)	-14.6%
Loan loss provision	6,300	8,450	(2,150)	-25.4%
Non-interest income	6,024	5,148	876	17.0%
Non-interest expense	33,842	30,486	3,356	11.0%

Pre-tax loss	(8,791)	(4,118)	(4,673)	-113.5%
Provision for income taxes	21	—	21	nm

Net loss	$(8,812)	$(4,118)	$(4,694)	-114.0%

Less preferred dividend and discount accretion	1,269	1,247	22	1.8%

Net loss applicable to common shareholders	$(10,081)	$(5,365)	$(4,716)	-87.9%

Basic loss per common share (1)	$(1.00)	$(0.82)	$(0.18)	-22.0%

Diluted loss per common share (1)	$(1.00)	$(0.82)	$(0.18)	-22.0%

Average common shares outstanding—basic (1)	10,034,656	6,572,798	3,461,858	52.7%
Average common shares outstanding—diluted (1)	10,034,656	6,572,798	3,461,858	52.7%

(1)	As of June 30, 2011, March 31, 2011, and June 30, 2010, 1,090,385 common shares related to the potential exercise of the warrant issued to the U.S. Treasury, pursuant to the Troubled Asset Relief Program (TARP) Capital Purchase Program were not included in the computation of diluted earnings per share as their inclusion would have been anti-dilutive.

nm = not meaningful

PREMIERWEST BANCORP

FINANCIAL HIGHLIGHTS

(unaudited)

(Dollars in 000’s)

For the three months ended
	June 30, 2011	June 30, 2010	Change	% Change	March 31, 2011	Change	% Change
Non-interest income
Service charges on deposit accounts	$921	$1,060	$(139)	-13.1%	$955	$(34)	-3.6%
Other commissions and fees	671	727	(56)	-7.7%	645	26	4.0%
Gains on sales of investments	596	52	544	1046.2%	406	190	46.8%
Investment brokerage and annuity fees	426	359	67	18.7%	500	(74)	-14.8%
Mortgage banking fees	84	50	34	68.0%	125	(41)	-32.8%
Other non-interest income:
Other Income	7	8	(1)	-12.5%	324	(317)	-97.8%
Increase in value of BOLI	135	142	(7)	-4.9%	122	13	10.7%
Other non-interest income	25	42	(17)	-40.5%	82	(57)	-69.5%

Total non-interest income	$2,865	$2,440	$425	17.4%	$3,159	$(294)	-9.3%

Non-interest expense
Salaries and employee benefits	$7,113	$6,942	$171	2.5%	$7,026	$87	1.2%
Net cost of OREO and foreclosed assets	4,406	2,373	2,033	85.7%	2,124	2,282	107.4%
Net occupancy and equipment	1,845	2,021	(176)	-8.7%	1,878	(33)	-1.8%
FDIC and state assessments	798	1,152	(354)	-30.7%	1,123	(325)	-28.9%
Professional fees	757	589	168	28.5%	876	(119)	-13.6%
Communications	480	498	(18)	-3.6%	475	5	1.1%
Advertising	207	222	(15)	-6.8%	245	(38)	-15.5%
Losses on sales of investments	172	—	172	—	58	114	196.6%
Bank insurance	175	224	(49)	-21.9%	226	(51)	-22.6%
Third-party loan costs	431	392	39	9.9%	296	135	45.6%
Problem loan expense	102	108	(6)	-5.6%	88	14	15.9%
Other non-interest expense:
Director fees	100	101	(1)	-1.0%	101	(1)	-1.0%
Internet costs	114	74	40	54.1%	112	2	1.8%
ATM debit card costs	187	152	35	23.0%	119	68	57.1%
Business development	90	104	(14)	-13.5%	84	6	7.1%
Amortization	116	240	(124)	-51.7%	151	(35)	-23.2%
Supplies	117	157	(40)	-25.5%	149	(32)	-21.5%
Other non-interest expense	834	1,002	(168)	16.8%	667	167	25.0%

Total non-interest expense	$18,044	$16,351	$1,693	10.4%	$15,798	$2,246	14.2%

For the six months ended
	June 30, 2011	June 30, 2010	Change	% Change
Non-interest income
Service charges on deposit accounts	$1,876	$2,095	$(219)	-10.5%
Other commissions and fees	1,316	1,440	(124)	-8.6%
Gains on sales of investments	1,002	330	672	203.6%
Investment brokerage and annuity fees	926	707	219	31.0%
Mortgage banking fees	209	181	28	15.5%
Other non-interest income:
Other Income	331	11	320	2909.1%
Increase in value of BOLI	257	270	(13)	-4.8%
Other non-interest income	107	114	(7)	-6.1%

Total non-interest income	$6,024	$5,148	$876	17.0%

Non-interest expense
Salaries and employee benefits	$14,139	$13,962	$177	1.3%
Net cost of OREO and foreclosed assets	6,530	2,965	3,565	120.2%
Net occupancy and equipment	3,723	3,925	(202)	-5.1%
FDIC and state assessments	1,921	2,364	(443)	-18.7%
Professional fees	1,633	1,330	303	22.8%
Communications	955	1,019	(64)	-6.3%
Advertising	452	396	56	14.1%
Losses on sales of investments	230	34	196	576.5%
Bank insurance	401	384	17	4.4%
Third-party loan costs	727	684	43	6.3%
Problem loan expense	190	232	(42)	-18.1%
Other non-interest expense:
Director fees	201	201	—	0.0%
Internet costs	226	180	46	25.6%
ATM debit card costs	306	282	24	8.5%
Business development	174	204	(30)	-14.7%
Amortization	267	479	(212)	-44.3%
Supplies	266	314	(48)	-15.3%
Other non-interest expense	1,501	1,531	(30)	2.0%

Total non-interest expense	$33,842	$30,486	$3,356	11.0%

PREMIERWEST BANCORP

FINANCIAL HIGHLIGHTS

SELECTED FINANCIAL RATIOS

(annualized) (unaudited)

For the Three Months ended	June 30, 2011	June 30, 2010	Change	March 31, 2011	Change
Yield on average gross loans (1)	6.18%	5.91%	0.27	5.77%	0.41
Yield on average investments (1)	2.00%	1.78%	0.22	1.73%	0.27
Total yield on average earning assets (1)	5.01%	5.04%	(0.03)	4.71%	0.30
Cost of average interest bearing deposits	1.02%	0.95%	0.07	1.08%	(0.06)
Cost of average borrowings	1.73%	4.06%	(2.33)	2.13%	(0.40)
Cost of average total deposits and borrowings	0.83%	0.85%	(0.02)	0.89%	(0.06)
Cost of average interest bearing liabilities	1.04%	1.04%	0.00	1.11%	(0.07)
Net interest spread	3.97%	4.00%	(0.03)	3.60%	0.37
Net interest margin (1)	4.19%	4.23%	(0.04)	3.83%	0.36

Net charge-offs to average gross loans	2.18%	1.78%	0.40	3.60%	(1.42)
Allowance for loan losses to gross loans	3.22%	4.02%	(0.80)	3.62%	(0.40)
Allowance for loan losses to non-performing loans	30.74%	33.86%	(3.12)	30.38%	0.36
Loans 30-89 days past due and still accruing as a percent of gross loans	0.32%	0.98%	(0.66)	0.77%	(0.45)
Non-performing loans to gross loans	10.48%	11.88%	(1.40)	11.90%	(1.42)
Non-performing assets to total assets	9.08%	9.91%	(0.83)	10.17%	(1.09)

Return on average common equity	-21.35%	-13.59%	(7.76)	-52.87%	31.52
Return on average assets	-0.79%	-0.55%	(0.24)	-2.15%	1.36

Efficiency ratio (2)	112.84%	94.66%	18.18	102.80%	10.04

For the Six Months ended	June 30, 2011	June 30, 2010	Change
Yield on average gross loans (1)	5.97%	5.96%	0.01
Yield on average investments (1)	1.87%	1.89%	(0.02)
Total yield on average earning assets (1)	4.86%	5.13%	(0.27)
Cost of average interest bearing deposits	1.05%	0.99%	0.06
Cost of average borrowings	1.92%	5.02%	(3.10)
Cost of average total deposits and borrowings	0.86%	0.90%	(0.04)
Cost of average interest bearing liabilities	1.08%	1.07%	0.01
Net interest spread	3.78%	4.06%	(0.28)
Net interest margin (1)	4.01%	4.25%	(0.24)

Net charge-offs to average gross loans	2.91%	1.87%	1.04
Allowance for loan losses to gross loans	3.22%	4.02%	(0.80)
Allowance for loan losses to non-performing loans	30.74%	33.86%	(3.12)
Non-performing loans to gross loans	10.48%	11.88%	(1.40)
Non-performing assets to total assets	9.08%	9.91%	(0.83)

Return on average common equity	-38.01%	-22.34%	(15.67)
Return on average assets	-1.48%	-0.72%	(0.76)

Efficiency ratio (2)	107.95%	87.56%	20.39

(1)	Tax equivalent
(2)	Non-interest expense divided by net interest income plus non-interest income

PREMIERWEST BANCORP

FINANCIAL HIGHLIGHTS

(unaudited)

Reconciliation of Non-GAAP Measure:

Tax Equivalent Net Loss Applicable to Common Shareholders

(Dollars in 000’s)

For the three months ended	June 30, 2011	June 30, 2010
Net interest income	$13,126	$14,834
Tax equivalent adjustment for municipal loan interest	45	47
Tax equivalent adjustment for municipal bond interest	17	34

Tax equivalent net interest income	13,188	14,915
Provision for loan losses	—	2,350
Noninterest income	2,865	2,440
Noninterest expense	18,044	16,351
Provision for income taxes	5	—

Tax equivalent net loss	(1,996)	(1,346)
Preferred stock dividends and discount accretion	613	636

Tax equivalent net loss applicable to common shareholders	$(2,609)	$(1,982)

For the six months ended	June 30, 2011	June 30, 2010
Net interest income	$25,327	$29,670
Tax equivalent adjustment for municipal loan interest	89	95
Tax equivalent adjustment for municipal bond interest	47	68

Tax equivalent net interest income	25,463	29,833
Provision for loan losses	6,300	8,450
Noninterest income	6,024	5,148
Noninterest expense	33,842	30,486
Provision for income taxes	21	—

Tax equivalent net loss	(8,676)	(3,955)
Preferred stock dividends and discount accretion	1,269	1,247

Tax equivalent net loss applicable to common shareholders	$(9,945)	$(5,202)

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

As of the date of this report, the Company had not yet achieved these requirements. Prior to completing the Agreement with the FDIC in April 2010, we completed a common stock offering that raised $33.2 million in gross proceeds, which raised the Bank’s Tier 1 leverage ratio from 5.70% at December 31, 2009, to 8.21% at March 31, 2010. Subsequently the Bank has engaged in balance sheet management activities, including loan and deposit reductions which have further increased its Tier 1 leverage ratio to its June 30, 2011 level of 8.71%. Similarly, the Company has reduced its assets classified “Substandard” to 83.9% of Tier 1 capital plus ALLL as of June 30, 2011, compared to 178.4% as of June 30, 2009, in the report of examination. As previously noted, the Company has demonstrated progress and is committed to achieving all the requirements of the Agreement.

RESULTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011

NET INTEREST INCOME

Second quarter 2011 net interest income was $13.1 million, an increase of $0.9 million versus first quarter 2011 and a decrease of $1.7 million as compared to second quarter of 2010. Average earning assets decreased $38.3 million, or 2.9%, from first quarter 2011 and $151.6 million, or 10.7% from June 30, 2010. Higher yielding average gross loans, as a percentage of average interest earning assets, declined from 78.8% as of June 30, 2010 to 71.9% as of June 30, 2011. Correspondingly, lower yielding average fed funds sold and investment securities, as a percentage of average interest earning assets, increased to 28.1% as of June 30, 2011 from 21.1% as of June 30, 2010. In addition to these changes in the earning asset mix, average non-interest bearing deposits grew as a proportion of total deposits and now comprise 22.2% of total deposits, up from 18.6%, as compared to a year ago.

The second quarter 2011 net interest margin of 4.19% increased 36 basis points from first quarter 2011. This was due in part to higher yields from loans, which grew to 6.18%, an increase of 41 basis points. Approximately 28 basis points of the increase in loan yields was due to the collection during the quarter of $0.6 million in default interest from one borrower. This event increased net interest margin by 20 basis points, from 3.99% to 4.19%, for the period. In addition, the redeployment during the current quarter of a portion of fed funds sold balances into higher yielding U.S. government agency and investment grade municipal obligations resulted in an increase in investment portfolio yields of 27 basis points to 2.00%. The changes in the deposit mix noted above resulted in a 7 basis point, or 6.3%, decrease in the cost of average interest-bearing liabilities.

The second quarter 2011 net interest margin of 4.19% decreased 4 basis points from second quarter 2010, including the collection of $0.6 million in default interest previously noted. This was due in part to the higher proportion of earning assets in loans during the second quarter 2010. The current period loan portfolio yield of 5.90%, after adjustment as explained above, was down from the second quarter 2010 loan yield of 5.99%, after an adjustment of $0.3 million in interest reversed due to loans being placed in nonaccrual status during that period. By comparison, only a nominal amount of interest was reversed in second quarter 2011. In addition, a higher proportion of the Company’s liquidity was retained in lower yielding fed funds sold balances during the second quarter of 2010, resulting in investment portfolio yields that were 27 basis points below those of second quarter 2011. Also, the cost of interest-bearing liabilities in second quarter 2010 was reduced by a $1.1 million accretion of a negative certificate of deposit purchase premium as a result of the purchase of two Wachovia Bank branches in July 2009. The negative deposit purchase premium was fully accreted as of June 30, 2010, which lowered the cost of interest-bearing deposits by 39 basis points during second quarter 2010. This, along with changes in the deposit mix noted above, resulted in no change in the cost of interest-bearing liabilities when comparing the two periods.

LOAN LOSS PROVISION

The Company’s allowance for credit losses was $28.4 million, or 3.22% of gross loans, at June 30, 2011. This compares to an allowance for credit losses of $33.4 million, or 3.62% of total loans, at March 31, 2011 and $43.9 million, or 4.02% of gross loans, at June 30, 2010. At June 30, 2011, the allowance for credit losses was 30.7% of nonperforming loans, as compared to 30.4% at March 31, 2011 and 33.9% at June 30, 2010.

For the quarter ended June 30, 2011, total net loan charge-offs were $4.9 million compared to $8.5 million in the quarter ended March 31, 2011 and $5.0 million in the quarter ended June 30, 2010. The net charge-offs in the current period were concentrated in the construction and land development and non-owner occupied commercial real estate loan categories. The ratio of net loan charge-offs to average gross loans (annualized) for the current quarter was down 39.4% from the previous quarter. The current quarter net loan charge-offs to average gross loans ratio was up 22.5% as compared to the same quarter in 2010, even though net loan charge-offs in dollars were virtually the same. Average gross loans in the current period were 18.6% lower as compared to the same quarter in 2010.

No provisions were made to the allowance for loan losses for the three month period ended June 30, 2011. A $2.4 million provision was made to the provision for loan losses for the three month period ended June 30, 2010. Reduction in net charge-offs and adversely classified loans from first quarter 2011 to second quarter 2011, along with the lessening impact of higher historical loss factors in prior periods on the ALLL model, resulted in Management concluding that no additional provision was needed this quarter. This differed from the immediately preceding quarter ended March 31, 2011, where a provision of $6.3 million was necessary, primarily as a result of our quarterly impairment assessment procedures and the related estimated shortfalls on certain collateral dependent loans. A $6.3 million and an $8.5 million provision were made for the six month periods ended June 30, 2011, and June 30, 2010, respectively. Management believes that the June 30, 2011 balance in the allowance for loan losses is reasonable and appropriate to support inherent probable losses in the Company’s loan portfolio. (Also see Allowance for Loan Losses and Credit Quality – Note 6.)

NON-INTEREST INCOME

Total non-interest income of $2.9 million for the quarter ended June 30, 2011, declined $0.3 million, or 9.3%, from $3.2 million in the first quarter of 2011. This was primarily due to a $0.3 million decrease in gain on death benefit from bank-owned life insurance and declines in investment and mortgage brokerage fee income. This decrease was partially offset by an increase of $0.2 million in gain on sale of investment securities. Non-interest income for the current quarter increased $0.4 million, or 17.4%, from $2.5 million in second quarter 2010. This was primarily due to a $0.5 million increase in gain on sale of investment securities and investment and mortgage brokerage fee income. This increase was partially offset by a decrease of $0.1 million in deposit account service charge fee income. This is a result of the continued trend of banking customers incurring fewer non-sufficient funds (NSF) items, thus reducing fee income in this area.

Total non-interest income of $6.0 million for the six months ended June 30, 2011, increased $0.9 million, or 17.0%, from $5.1 million in the first six months of 2010. This was primarily due to a $0.3 million increase in gain on death benefit from bank-owned life insurance, an increase of $0.7 million in gain on sale of investment securities and a $0.2 growth in investment brokerage fee income. This increase was partially offset by a decrease of $0.2 million in deposit account service charge fee income. This is a result of the continued trend of banking customers incurring fewer non-sufficient funds (NSF) items, thus reducing fee income in this area. The increase was also impacted by a $0.1 million, or 18.6%, improvement in debit card fee income due to the increasing use of this channel to access deposit services. Also, there was a $0.2 million decline in deposit account analysis service charge income as a result of a decline in business demand deposit activity due to the current slowdown in economic conditions.

NON-INTEREST EXPENSE

Non-interest expense for the three months ended June 30, 2011, was $18.0 million, an increase of $2.2 million compared to $15.8 million in first quarter 2011. Salaries and employee benefits expense was virtually unchanged between the periods. Costs related to OREO and foreclosed assets increased, primarily reflecting a $2.7 million increase in impairment charges associated with these assets. The increase in non-interest expenses was partially offset by a $0.3 million decrease in FDIC insurance premiums associated with the recent change in assessment methodology.

Non-interest expense for the current quarter increased $1.7 million compared to $16.4 million in second quarter 2010. Salaries and employee benefits expense increased $0.2 million between the periods. Costs related to OREO and foreclosed assets increased $2.0 million over second quarter 2010, primarily reflecting a $2.2 million increase in impairment charges associated with these assets. The increase in non-interest expenses was partially offset by a $0.4 million decrease in FDIC insurance premiums associated with the recent change in assessment methodology and a $0.2 million reduction in occupancy and equipment expense.

Non-interest expense for the six months ended June 30, 2011, was $33.8 million, an increase of $3.3 million compared to $30.5 million in the first six months of 2010. Salaries and employee benefits expense was virtually unchanged between the periods despite a $0.2 million, or 28.8%, decline in salary related deferred loan costs due to soft loan demand associated with the current slowdown in the economy. Costs related to OREO and foreclosed assets increased, primarily reflecting a $3.7 million increase in impairment charges associated with these assets. Similarly, the growth in professional fees of $0.3 million was primarily due to increase legal expenses associated with problem loan resolution efforts. The increase in non-interest expenses was partially offset by a $0.4 million decrease in FDIC insurance premiums associated with the recent change in assessment methodology that began in second quarter 2011.

EFFICIENCY RATIO

The Company’s efficiency ratio, defined as non-interest expense divided by the sum of net interest income and non-interest income, was 112.8% during the second quarter of 2011 as compared to 102.8% during the first quarter of 2011. This decline is primarily due to the combination of an increase in net interest income, offset by a decline in non-interest income and increase in non-interest expense, as noted above. The current period efficiency ratio compares to 94.7% for the second quarter of 2010. The increase as compared to the same quarter in the prior year is primarily due to the combination of a decline in net interest income, partially offset by an increase in non-interest income, and an increase in expenses associated with problem loan collection and the disposition of other real estate owned (OREO), as noted above.

Management continues to implement actions to carefully manage personnel and other controllable costs and to minimize costs related to problem loans and OREO.

FINANCIAL CONDITION

The table below sets forth certain summary balance sheet information for June 30, 2011, and December 31, 2010:

	June 30,	December 31,	Increase (Decrease)
	2011	2010	6/30/11 – 12/31/10
(Dollars in 000’s)
ASSETS
Federal funds sold	$3,000	$3,085	$(85)	-2.8%
Securities available-for-sale	285,451	183,683	101,768	55.4%
Securities held-to-maturity	—	29,133	(29,133)	-100.0%
Other Community Reinvestment Act	2,000	2,000	—	0.0%
Restricted equity investments	3,365	3,474	(109)	-3.1%
Loans, net (1)	852,420	941,213	(88,793)	-9.4%
Other assets (2)	175,803	248,632	(72,829)	-29.3%

Total assets	$1,322,039	$1,411,220	$(89,181)	-6.3%

LIABILITIES
Noninterest-bearing deposits	$260,940	$242,631	$18,309	7.5%
Interest-bearing deposits	916,898	1,023,618	(106,720)	-10.4%

Total deposits	1,177,838	1,266,249	(88,411)	-7.0%

Other liabilities (3)	55,796	47,963	7,833	16.3%

Total liabilities	1,233,634	1,314,212	(80,578)	-6.1%

SHAREHOLDERS’ EQUITY	88,405	97,008	(8,603)	-8.9%

Total liabilities and share-holders’ equity	$1,322,039	$1,411,220	$(89,181)	-6.3%

(1)	Net of deferred loan fees and restructured loan concessions and the allowance for loan losses
(2)	Includes cash and due from banks, other equity investments, premises and equipment, core deposit intangible, accrued interest receivable, mortgage loans held-for-sale and bank-owned life insurance.
(3)	Includes borrowings, accrued interest payable and other liabilities.

LOANS

The Company’s total gross loans, net of deferred fees, totaled $880.9 million at June 30, 2011, down $40.2 million, or 4.4%, from March 31, 2011 and down $210.0 million, or 19.3% from June 30, 2010. This is a result of general deleveraging throughout the economy, soft demand for credit and the Company’s decision to reduce its level of construction, land and development, commercial real estate and higher risk commercial and industrial loans. The reduction in these loan types comprised 90.7% and 86.0% of the reduction in gross loan balances during these comparative periods. The decline in gross loans during this current quarter reflects $12.1 million in originations, $41.6 million in pay-offs, $6.6 million in gross loan charge-offs and $4.1 million transferred to OREO. During the three months ended June 30, 2011, unfunded loan commitments increased $5.2 million. The table below presents the distribution of our loan portfolio by loan type at June 30, 2011 and December 31, 2010.

Loan commitments

(Dollars in 000’s)

	June 30, 2011			December 31, 2010
	Funded Loan Totals	Unfunded Loan Commitments	Total Loan Commitments	Funded Loan Totals	Unfunded Loan Commitments	Total Loan Commitments
Construction, Land Dev & Other Land	$52,153	$2,827	$54,980	$62,666	$206	$62,872
Commercial & Industrial	98,086	47,297	145,383	119,077	51,232	170,309
Commercial Real Estate Loans	585,340	2,141	587,481	626,387	2,288	628,675
Secured Multifamily Residential	22,791	—	22,791	24,227	—	24,227
Other Commercial Loans Secured by RE	50,641	18,752	69,393	59,284	17,534	76,818
Loans to Individuals, Family & Personal Expense	12,203	2,345	14,548	12,472	2,375	14,847
Consumer/Finance	35,561	—	35,561	36,859	—	36,859
Other Loans	25,525	19,777	45,302	37,255	8,388	45,643
Overdrafts	353	—	353	319	—	319

Gross loans	$882,653	$93,139	$975,792	$978,546	$82,023	$1,060,569

As indicated above, the Company’s loan portfolio is and has been concentrated in commercial real estate loans during recent years. Management has taken actions to decrease higher risk commercial real estate loan balances by minimizing emphasis on new commercial real estate loan production.

The current economic slowdown has resulted in business failures that have depressed demand which in turn have also adversely affected commercial real estate valuations. Consequently, Management continues to mitigate credit risk and implement appropriate loan specific exit strategies for commercial real estate loans and higher risk commercial & industrial borrowers. These efforts have contributed to a decline in commercial real estate and commercial and industrial loans outstanding during the first six months of 2011, as noted above.

The table below shows total funded and unfunded loan commitments by loan type and geographic region at June 30, 2011. This information demonstrates that the core of the Company’s lending activity is located in Southern Oregon, along with some diversification throughout the marketplace in which the Company operates.

Total loan commitments (funded and unfunded) by loan type and geographic region

(Dollars in 000’s)

	June 30, 2011
	Southern Oregon	Mid-Central Oregon	Northern California	Sacramento Valley	Total
Construction, Land Dev & Other Land	$20,679	$16,375	$3,271	$14,655	$54,980
Commercial & Industrial	78,946	24,431	24,050	17,956	145,383
Commercial Real Estate Loans	270,772	112,639	62,198	141,872	587,481
Secured Multifamily Residential	12,572	6,979	2,190	1,050	22,791
Other Commercial Loans Secured by RE	33,991	9,173	15,938	10,291	69,393
Loans to Individuals, Family & Personal Expense	10,346	1,860	1,289	1,053	14,548
Consumer/Finance	10,152	20,975	4,434	—	35,561
Other Loans	14,201	2,902	3,929	24,270	45,302

Subtotal	$451,659	$195,334	$117,299	$211,147	975,439

Overdrafts					353

Total					$975,792

Asset Quality and Non-Performing Assets

The following table summarizes the Company’s non-performing assets as of June 30, 2011, and December 31, 2010:

Non-performing assets (Dollars in 000’s)

	June 30, 2011	December 31, 2010
	Amount	Amount
Loans on non-accrual status	$92,266	$129,493
Loans past due 90 days or more but on accrual status	239	123

Total non-performing loans	92,505	129,616
Other real estate owned and foreclosed assets (“OREO”)	27,579	32,009

Total non-performing assets	$120,084	$161,625

Applicable ratios:
Allowance for loan losses to gross loans	3.22%	3.64%
Allowance for loan losses to total non-performing loans	30.74%	27.45%
Non-performing loans to gross loans	10.48%	13.25%
Non-performing assets to total assets	9.08%	11.45%

As of June 30, 2011, non-performing assets, which include non-performing loans and OREO, totaled $120.1 million or 9.1% of total assets as compared to $139.6 million, or 10.2% as of March 31, 2011, $161.6 million, or 11.5% of total assets as of December 31, 2010 and $144.8 million, or 9.9% of total assets as of June 30, 2010. At June 30, 2011, nonperforming loans were $92.5 million, or 10.5% of gross loans, compared to $109.8 million, or 11.9% of gross loans, at March 31, 2011, $129.6 million, or 13.3% of gross loans at December 31, 2010, and $129.7 million, or 11.9% of gross loans, at June 30, 2010. Total nonperforming loans were down 15.8% from March 31, 2011 and 28.7% from June 30, 2010. Reductions in nonperforming loans occurred primarily in the construction, land and land development and commercial real estate loan categories. Of those loans currently designated as nonperforming, approximately $24.2 million, or 26.2% are current as to payment of principal and interest as compared to $33.2 million, or 30.2%, as of March 31, 2011. The decline in nonperforming loan total current as to payment of contractual principal and interest was primarily due to the transfer of $4.4 million in loans to performing status during the current period. In addition to the declines in nonperforming loans noted above, the Company received a $2.0 million payoff of a non-performing commercial real estate loan on July 5, 2011.

Loans are classified as non-accrual when full collection of principal or interest is uncertain if (1) they are past due as to maturity or payment of contractual principal or interest by 90 days or more, and (2) other circumstances create uncertainty as to such payment. In certain instances where the loans are well secured and in the process of collection, such loans will not be placed on non-accrual status. In addition, loans that are impaired pursuant to ASC 310-10-35, “Accounting by Creditors for the Impairment of a Loan,” are classified as non-accrual consistent with regulatory guidance. Loans placed on non-accrual status typically remain so until all principal and interest payments are brought current, and the potential for future payments, in accordance with associated loan agreements, appears reasonably certain. Interest lost on non-accrual loans for the three months ended June 30, 2011 totaled $2.1 million.

At June 30, 2011, other real estate owned (OREO) consisted of 90 properties totaling $27.6 million, compared to 93 properties totaling $29.8 million at March 31, 2011, and 54 properties totaling $15.1 million a year ago. OREO balances have declined for two consecutive quarters, down 7.3% from March 31, 2011, and 13.8% from the $32.0 million in OREO as of December 31, 2010. During the second quarter of 2011 the Company disposed of $1.6 million in OREO property, as compared to $4.4 million in the previous quarter. Write-downs of OREO during the second quarter 2011 comprised 15.9% of the balance at the beginning of the period, $3.6 million of which were centered in four commercial land development properties. Additions to OREO in second quarter 2011 were primarily attributed to two separate relationships of $2.2 million and $1.2 million, which are commercial real estate and construction land development properties, respectively. The largest balances in the OREO portfolio at June 30, 2011, were attributable to land development projects and commercial real estate properties, all of which are located within regions we operate. Approximately 69% of the dollar volume of OREO held by the Company is located in Oregon with the remaining balance located in California.

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

The balance of OREO has fluctuated during the three months ended June 30, 2011, as illustrated in the table below:

Other real estate owned and foreclosed assets (“OREO”)
(Dollars in 000’s)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Other real estate owned, beginning of period	$29,757	$21,517	$32,009	$24,748
Transfers from outstanding loans	4,122	2,733	8,372	5,109
Improvements and other additions	—	75	10	324
Proceeds from sales	(2,037)	(7,838)	(7,129)	(13,465)
Net gain on sales	471	1,146	1,127	1,463
Impairment charges	(4,734)	(2,549)	(6,810)	(3,095)

Total other real estate owned	$27,579	$15,084	$27,579	$15,084

The Company has written down impaired, non-accrual loans at June 30, 2011, to their net realizable value or has established impairment reserves as appropriate. Procedures to establish the fair value of collateral securing impaired, collateral-dependent loans rely primarily on third-party appraisals. When independent appraisals are not available on a timely basis, other supporting evidence is used to estimate the net recoverable values pending receipt of the preferred third-party appraisal.

The following table summarizes the Company’s non-performing loans by loan type and geographic region as of June 30, 2011:

Total non-performing loans by type and geographic region
(Dollars in 000’s)

	June 30, 2011
	Non-performing Loans
	Southern Oregon	Mid-Central Oregon	Northern California	Sacramento Valley	Totals	Funded Loan Totals	Percent NPL to Funded Loan Totals by Category
Construction, Land Dev & Other Land	$4,137	$8,127	$1,404	$6,347	$20,015	$52,153	38.4%
Commercial & Industrial	696	411	—	—	1,107	98,086	1.1%
Commercial Real Estate Loans	46,875	6,746	5,128	5,507	64,256	585,340	11.0%
Secured Multifamily Residential	144	—	—	—	144	22,791	0.6%
Other Commercial Loans Secured by RE	869	386	973	2,109	4,337	50,641	8.6%
Loans to Individuals, Family & Personal Expense	20	—	—	—	20	12,203	0.2%
Consumer/Finance	69	60	10	—	139	35,561	0.4%
Other Loans	383	2,104	—	—	2,487	25,525	9.7%
Overdrafts	—	—	—	—	—	353	0.0%

Total non-performing loans	$53,193	$17,834	$7,515	$13,963	$92,505	$882,653

Non-performing loans to total funded loans	13.1%	9.9%	6.9%	7.4%	10.5%
Total funded loans	$406,138	$179,635	$109,241	$187,639	$882,653

The balance of non-performing loans has fluctuated during the three and six months ended June 30, 2011, as illustrated in the table below:

Nonperforming Loans
(Dollars in 000’s)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Balance beginning of period	$109,844	$104,372	$129,616	$103,917
Transfers from performing loans	4,760	38,895	7,483	63,110
Loans returned to performing status	(4,428)	(235)	(4,428)	(8,276)
Transfers to OREO	(4,122)	(2,733)	(8,372)	(5,109)
Principal reduction from payment	(6,933)	(2,031)	(12,627)	(8,973)
Principal reduction from charge-off	(6,616)	(8,565)	(19,167)	(14,966)

Total nonperforming loans	$92,505	$129,703	$92,505	$129,703

The Company’s principal source of credit stress is real estate related loans, both commercial and residential. Borrowers either involved in real estate or having secured loans with real estate have been vulnerable to both the ongoing economic downturn and the related declines in real estate values. Approximately 95.8% or $88.7 million of our non-performing loan total of $92.5 million is directly related to real estate loans.

The following tables summarize the Company’s troubled debt restructured loans by type and geographic region as of June 30, 2011:

Restructured loans by type and geographic region
(Dollars in 000’s)

	June 30, 2011
	Restructured loans
	Southern Oregon	Northern California	Sacramento Valley	Totals	Number of Loans
Construction, Land Dev & Other Land	$24,674	$—	$2,398	27,072	14
Commercial & Industrial	—	444	223	667	2
Commercial Real Estate Loans	9,506	315	—	9,821	8
Other Commercial Loans Secured by RE	—	222	7,420	7,642	4

Total restructured loans	$34,180	$981	$10,041	45,202	28

The following table presents the Company’s troubled debt restructured loans by year of maturity, according to the restructured terms, as of June 30, 2011:

(Dollars in 000’s)
Year	Amount
2011	$25,193
2012	16,964
2013	3,045

Total	$45,202

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

Allowance for Loan Losses and Reserve for Unfunded Commitments

The allowance for loan losses (“ALLL”) totaled $28.4 million, or 3.22% of gross loans, as of June 30, 2011, a decrease of $7.1 million or 20.1% from the balance at December 31, 2010. This decrease occurred as a result of the overall loan balances declining and Management’s ongoing evaluation of the adequacy of the reserve, using the methodology described below, in relation to the improvement in credit quality of the loan portfolio over the six months ended June 30, 2011. This evaluation incorporated the reduction of adversely classified and non-performing loans and net charge-offs as a percentage of gross loans, as previously noted. During the quarter just ended, we recorded no provision for loan losses and $4.9 million in net charge-offs. The net charge-offs in the current period were concentrated in the construction and land development and non-owner occupied commercial real estate loan categories. These figures compare with $2.4 million in provision for loan losses and $5.0 million in net charge-offs for the quarter ended June 30, 2010. The loan loss allowance represents 30.7% and 33.9% of nonperforming loans at June 30, 2011, and 2010, respectively.

The following is a summary of the Bank’s loan loss experience and selected ratios for the three months ended June 30, 2011 and December 31, 2010:

(Dollars in 000’s)	June 30, 2011	December 31, 2010
Gross loans outstanding at end of period	$882,653	$978,546

Average loans outstanding, gross	$907,056	$1,013,339

Allowance for loan losses, beginning of period	$33,366	$42,120
Loans charged-off:
Commercial	(939)	(561)
Real estate	(5,313)	(6,571)
Consumer	(342)	(348)
Other	(22)	(383)

Total loans charged-off	(6,616)	(7,863)

Recoveries:
Commercial	1,184	1,034
Real estate	283	71
Consumer	204	197
Other	12	23

Total recoveries	1,683	1,325

Net charge-offs	(4,933)	(6,538)
Provision charged to income	—	—

Allowance for loan losses, end of period	$28,433	$35,582

Ratio of net loans charged-off to average gross loans outstanding, annualized	2.18%	2.56%

Ratio of allowance for loan losses to gross loans outstanding	3.22%	3.64%

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

•

In the event that a current appraisal to support the fair value of the real estate collateral underlying an impaired loan has not yet been received, but the Company believes that the collateral value is insufficient to support the loan amount, an impairment reserve is recorded. In these instances, the receipt of a current appraisal triggers an updated review of the collateral support for the loan and any deficiency is charged-off or reserved at that time. In those instances where a current appraisal is not available in a timely manner in relation to a financial reporting cut-off date, the Company’s internal appraisal review department prepares or reviews a collateral valuation based on a number of factors including, but not limited to, property location, local price volatility, local economic conditions, and recent comparable sales. In all cases, the costs to sell the subject property are deducted in arriving at the fair value of the collateral. Any unpaid property taxes or similar expenses are expensed at the time the property is acquired by the Bank.

The table below summarizes the Bank’s defined “substandard” loan totals, the ASC 310-10-35 defined “impaired” loan totals (collectively “adversely classified loans”) and other related data at quarter end since June 30, 2010:

(Dollars in 000’s)

	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010
Rated substandard or worse	$114,565	$139,638	$135,826	$193,133	$186,472
Impaired	92,505	109,844	129,616	115,103	129,703

Total adversely classified loans	$207,070	$249,482	$265,442	$308,236	$316,175

Gross loans	$882,653	$922,811	$978,546	$1,036,079	$1,091,860
Adversely classified loans to gross loans	23.46%	27.04%	27.13%	29.75%	28.97%

Loans 30-89 days past due and still accruing as a percent of gross loans	0.32%	0.77%	0.43%	1.12%	0.98%
Allowance for loan losses	$28,433	$33,366	$35,582	$42,120	$43,917
Allowance for loan losses as a percentage of adversely classified loans	13.73%	13.37%	13.40%	13.66%	13.89%

*	Adversely classified loans are defined as loans having a well-defined weakness or weaknesses related to the borrower’s financial capacity or to pledged collateral that may jeopardize the repayment of the debt. They are characterized by the possibility that the Bank may sustain some loss if the deficiencies giving rise to the substandard classification are not corrected. Note that any loans internally rated worse than substandard are included in the impaired loan totals.

At June 30, 2011, the Company had $207.0 million in adversely classified loans. This compares favorably to $249.5 million, $265.4 million and $316.2 million at March 31, 2011, December 31, 2010 and June 30, 2010, respectively. Adversely classified loans have declined for four consecutive quarters and were down 17.0% from March 31, 2011 and 34.5% from June 30, 2010.

The Company monitors delinquencies, defined as loans on accruing status 30-89 days past due, as an indicator of future nonperforming assets. Total delinquencies were $2.8 million, or 0.32% of total loans, at June 30, 2011, down from $7.1 million, or 0.77%, at March 31, 2011, and a reduction from $10.7 million, or 0.98%, at June 30, 2010. The percentage of net charge-offs to average gross loans was 2.18% for the three months ended June 30, 2011, as compared to 3.60% for the three months ended March 31, 2011 and 2.56% for the three months ended December 31, 2010. Reductions in real estate values continue to impact the valuations of our collateral-dependent loans. The charge-offs in this quarter were predominately related to $3.6 million in impairment write-downs centered in four commercial land development collateral-dependent loans incurred during the period.

In some instances the Company has modified or restructured loans to amend the interest rate and/or to extend the maturity. Through June 30, 2011, any such amendments have generally been consistent with the terms of newly booked loans reflecting current standards for amortization and interest rate and do not represent concessions to such borrowers. In those instances where concessions have met the criteria for a troubled debt restructuring (“TDR”), the related loans have been recorded as TDR’s, placed on non-accrual status and included in the impaired loan totals. TDR’s recorded by the Company at June 30, 2011 totaled $45.2 million and were comprised of 28 loans.

As of June 30, 2011, Management believes that the Company’s total allowance for credit losses and its reserve for off-balance sheet commitments are sufficient to absorb the losses inherent in the loan portfolio, related both to funded loans and unfunded commitments. The off-balance sheet commitments include commitments to extend credit and standby letters of credit. The Bank’s exposure to credit loss in the event of non-performance for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. This assessment, based on both historical levels of net charge-offs and continuing detailed reviews of the quality of the loan portfolio and current business, economic and regulatory conditions, involves uncertainty and judgment. As a result, the adequacy of the allowance for loan losses and the reserve for unfunded commitments cannot be determined with inherent accuracy and may change in future periods. Additionally, bank regulatory authorities may require additional charges to the provision for loan losses as a result of their periodic examinations of the Company and their judgment of information available to them at the time of their examination. If actual circumstances and losses differ substantially from Management’s assumptions and estimates, the allowance for loan losses might not be sufficient to absorb all future losses. Net earnings would be adversely affected if that were to occur. Total off-balance sheet financial instruments, consisting of commitments to extend credit and standby letters of credit, were $93.1 million and $112.7 million as of June 30, 2011 and 2010, respectively.

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

DEPOSITS

Total deposits as of June 30, 2011 were $1.18 billion, a decrease of 4.5% or $56.0 million from March 31, 2011 and a decrease of $135.7 million from June 30, 2010. This decline was mainly due to a purposeful reduction by Management of higher-cost time and public entity deposits balances and emphasis on the acquisition of non-interest bearing demand deposit relationships. In keeping with this strategy, non-interest bearing demand deposits grew 3.3%, or $8.4 million, during the second quarter of 2011 and 6.8%, or $16.6 million, since June 30, 2010. As such, the Company’s non-interest bearing and time deposits now comprise 22.2% and 41.6% of total deposits, respectively, as of June 30, 2011, as compared to 18.6% and 44.7% of total deposits, respectively, as of June 30, 2010. The Company had less than $1 million in brokered deposits as of June 30, 2011, all of which were reciprocal in nature.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY – Liquidity enables the Company to fund loan commitments and meet customer withdrawals of deposits. The Company maintains its liquidity position through maintenance of cash resources, the stability of and growth in our core deposit base and through our ability to borrow funds from committed sources of credit. The Bank’s deposits currently exceed loans as reflected in its loan-to-deposit ratio at June 30, 2011 and December 31, 2010, of 74.9% and 77.3%, respectively.

Liquidity in the form of cash and cash equivalents decreased approximately $68.0 million from December 31, 2010, to $71.0 million at June 30, 2011. During this same period, there was a corresponding increase in marketable investment securities of $72.5 million from December 31, 2010, to June 30, 2011. Borrowed funds in the form of federal funds purchased and FHLB advances were zero as of both June 30, 2011 and December 31, 2010. Cash equivalents and unencumbered securities totaled $295.5 million at June 30, 2011, providing a strong liquidity position. The Company has retained unpledged investment securities to enhance balance sheet liquidity or increase its collateralized federal funds lines of credit with its correspondent banks and FHLB.

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

The Company maintains secured lines-of-credit with the FHLB and with the Federal Reserve Bank of San Francisco. As of June 30, 2011, the Bank had no borrowings advanced from the FHLB. The Company also had immediate availability to borrow an additional $34.4 million under the Company’s credit line with the FHLB, pursuant to collateralized credit arrangements.

The Bank also had $20.0 million available for additional borrowing from a correspondent bank; and $11.5 million available for borrowing from the Federal Reserve discount window.

During the first quarter of 2011, the Company began a program to sell securities under agreements to repurchase to provide business depositors with a vehicle to invest excess liquidity. At June 30, 2011, the Bank had $6.9 million securities sold under agreements to repurchase with a maximum balance at any month-end during the quarter of $6.9 million and a weighted average quarterly balance of $6.2 million.

At June 30, 2011, the Company had approximately $87.0 million in outstanding commitments to extend credit for loans. Under the terms of construction project commitments, completion of specified project benchmarks must be certified before funds may be drawn. Additionally, we anticipate that a portion of these commitments will expire or terminate without funding. Management believes that the Company’s available resources will be sufficient to fund these commitments in the normal course of business.

In addition, as of June 30, 2011, the Company had $6.1 million of standby letters related to extensions of credit and approximately $271,000 of other unsecured lines of credit related to overdraft protection for demand deposit accounts.

As disclosed in the Consolidated Statements of Cash Flows, net cash provided by operating activities totaled $6.0 million during the three months ended June 30, 2011, and net cash of $7.6 million was provided by investing activities. Cash used in financing activities, totaling $81.5 million comprised of an $88.4 million decrease in deposits offset by $6.9 million net increase in securities sold under agreements to repurchase.

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

The aggregate amount of restricted core capital elements that may be included in the Tier 1 capital is limited by regulatory guidelines. Any amount excluded from Tier 1 capital by this limitation generally may be included in Tier 2 capital. At June 30, 2011, $1.3 million of restricted core capital was excluded from the Company’s Tier 1 capital. That amount was included in Tier 2 capital. This limitation resulted in a 9 basis point reduction in leverage capital and a 12 basis point decrease in Tier 1 capital.

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

Although the Bank meets the quantitative guidelines set forth above to be deemed “well-capitalized”, the Bank remains subject to the Agreement with the FDIC and, therefore, is deemed to be “adequately capitalized.” Pursuant to the Agreement with the FDIC, as discussed earlier, the Bank was required to increase and maintain its Tier 1 capital in such an amount as to ensure a leverage ratio of 10% or more by October 3, 2010, well in excess of the 5% requirement set forth in regulatory guidelines. However as of June 30, 2011, the 10% leverage ratio has not been achieved. Management believes that, while not achieving this target in the timeframe required, the Company has demonstrated progress, taken prudent actions and maintained a good-faith commitment to reaching the requirements of the Agreement. We continue to work toward achieving all requirements contained in the regulatory agreements in as expeditious a manner as possible.

The following table reflects PremierWest Bank’s various capital ratios, as compared to regulatory minimums for capital adequacy purposes:

	June 30, 2011	December 31, 2010	June 30, 2010	Regulatory Minimum to be “Adequately Capitalized”	Regulatory Minimum to be “Well-Capitalized”
				greater than or equal to	greater than or equal to
Total risk-based capital ratio	12.65%	12.59%	11.65%	8.00%	10.00%
Tier 1 risk-based capital ratio	11.38%	11.31%	10.37%	4.00%	6.00%
Leverage ratio	8.71%	8.85%	8.43%	4.00%	5.00%

Similarly, the table below shows PremierWest Bancorp’s capital ratios, as compared to regulatory minimums:

	June 30, 2011	December 31, 2010	June 30, 2010	Regulatory Minimum to be “Adequately Capitalized”
				greater than or equal to
Total risk-based capital ratio	12.26%	12.36%	11.56%	8.00%
Tier 1 risk-based capital ratio	10.87%	11.09%	10.28%	4.00%
Leverage ratio	8.32%	8.66%	8.36%	4.00%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates. The Company’s market risk arises principally from interest rate risk in its lending, deposit and borrowing activities. Management actively monitors and manages its interest rate risk exposure. Although the Company manages other risks, such as credit quality and liquidity risk, in the normal course of business, Management considers interest rate risk to be a significant market risk, which could have a material effect on the Company’s financial condition and results of operations. Other types of market risks, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company’s business activities. The Company did not experience a significant change in market risk at June 30, 2011, as compared to December 31, 2010.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during our most recent quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. The proceeds of our completed rights offering returned our status to published “Well-Capitalized” levels, including exceeding the 10.0% risk-based capital level. We are, however, subject to a Consent Order that requires higher capital levels, as previously mentioned. Our Bank leverage ratio as of June 30, 2011, was 8.71%. If we are unable to increase our capital levels to the Consent Order requirements, we may be subject to penalties or further restrictions on our operations. In addition, future losses could reduce our capital levels. We may need to raise additional capital to maintain or improve our capital position or to support our operations. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we may not be able to raise additional capital on terms acceptable to us. Alternatively, we may be required to improve our capital ratios through the sale of assets. Market conditions for the sale of assets may not be favorable and we may not be able to lower asset levels sufficiently to meet the requirements of the Consent Order or to maintain existing capital levels. If we cannot raise additional capital or improve capital ratios through other options, our financial condition, and our ability to maintain or improve our capital position to support our operations and to continue as a going concern, could be materially impaired.

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

ITEM	4. REMOVED AND RESERVED

ITEM	5. OTHER INFORMATION

[None.]

ITEM 6. EXHIBITS

Exhibits

3.1	Articles of Incorporation of PremierWest Bancorp (incorporated by reference to Exhibit 3.1 to Form 10-K filed March 16, 2011)

3.2	Amended and Restated Bylaws of PremierWest Bancorp (incorporated by reference to Exhibit 3.2 to Form 10-K filed March 16, 2010)

10.1	2011 PremierWest Bancorp Stock Incentive Plan (incorporated by reference to the proxy statement (DEF 14A) filed April 7, 2011.

10.2	T. Joe Danelson Supplemental Executive Retirement Plan (incorporated by reference to Form 8-K filed May 20, 2011)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer (Principal Accounting and Principal Financial Officer) required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer (Principal Accounting and Principal Financial Officer) required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101	The following financial information from the Quarterly Report on Form 10-Q for the period ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Changes in Shareholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.*

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities and Exchange Act of 1934, as amended and otherwise are not subject to liability under those sections.

SIGNATURES: Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: August 11, 2011

PREMIERWEST BANCORP

/s/ James M. Ford
James M. Ford, President and Chief Executive Officer

/s/ Douglas N. Biddle
Douglas N. Biddle, Chief Financial Officer and Principal Accounting Officer