Form 10-Q
period 2011-09-30
PREMIERWEST BANCORP
filed 2011-11-09
CIK 1102287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer	☐	Non-accelerated filer	☐

Accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of Registrant’s common stock as of November 2, 2011 was 10,035,241.

Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PREMIERWEST BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in 000’s)

(UNAUDITED)

ASSETS
	September 30, 2011	December 31, 2010	September 30, 2010
Cash and cash equivalents:
Cash and due from banks	$28,551	$21,716	$24,274
Federal funds sold	3,180	3,085	87,378
Interest-bearing deposits	34,330	114,173	7,321

Total cash and cash equivalents	66,061	138,974	118,973

Interest-bearing certificates of deposit (original maturities greater than 90 days)	1,500	1,500	1,500
Investments:
Investment securities available-for-sale, at fair value	298,617	183,683	163,881
Investment securities held-to-maturity, at amortized cost (fair value of $29,615 at 12/31/2010, and $28,779 at 9/30/2010)	—	29,133	27,516
Investment securities - Community Reinvestment Act	2,000	2,000	2,000
Restricted equity securities	3,310	3,474	3,530

Total investments	303,927	218,290	196,927

Mortgage loans held-for-sale	963	929	132
Loans, net of deferred loan fees	851,838	976,795	1,034,558
Allowance for loan losses	(26,975)	(35,582)	(42,120)

Loans, net	824,863	941,213	992,438

Premises and equipment, net of accumulated depreciation and amortization	46,863	47,924	47,197
Core deposit intangibles, net of amortization	2,106	2,489	2,729
Other real estate owned and foreclosed assets	28,127	32,009	29,902
Accrued interest and other assets	26,701	27,892	34,881

TOTAL ASSETS	$1,301,111	$1,411,220	$1,424,679

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest-bearing demand	$283,323	$242,631	$247,016
Interest-bearing demand and savings	423,005	469,897	463,154
Time deposits	454,704	553,721	567,455

Total deposits	1,161,032	1,266,249	1,277,625

Federal Home Loan Bank borrowings	—	22	23
Securities sold under agreements to repurchase	2,873	—	—
Junior subordinated debentures	30,928	30,928	30,928
Accrued interest and other liabilities	17,938	17,013	16,401

Total liabilities	1,212,771	1,314,212	1,324,977

COMMITMENTS AND CONTINGENCIES (Note 10)
SHAREHOLDERS’ EQUITY
Preferred Stock, net of unamortized discount, no par value 1,000,000 shares authorized, 41,400 shares issued and outstanding, liquidation preference $1,000 per share (41,400 at 12/31/2010 and 9/30/2010)	40,234	39,946	39,849
Common stock - no par value; 150,000,000 shares authorized; 10,035,241 shares issued and outstanding (10,034,830 at 12/31/2010 and 10,034,830 at 9/30/2010)	208,431	208,324	208,247
Accumulated deficit	(165,752)	(152,202)	(151,496)
Accumulated other comprehensive income	5,427	940	3,102

Total shareholders’ equity	88,340	97,008	99,702

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,301,111	$1,411,220	$1,424,679

See accompanying notes.

PREMIERWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in 000’s, Except for Loss per Share Data)

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$13,335	$16,035	$40,887	$49,246
Interest on investments:
Taxable	1,656	1,116	4,627	3,481
Nontaxable	5	49	76	151
Interest on federal funds sold	2	53	6	126
Other interest and dividends	38	16	169	114

Total interest and dividend income	15,036	17,269	45,765	53,118

INTEREST EXPENSE
Deposits:
Interest-bearing demand and savings	149	540	794	1,908
Time	1,885	2,811	6,318	6,949
Interest on securities sold under agreements to repurchase	4	—	12	—
Federal Home Loan Bank advances	—	—	—	1
Junior subordinated debentures	149	285	465	957

Total interest expense	2,187	3,636	7,589	9,815

Net interest income	12,849	13,633	38,176	43,303
LOAN LOSS PROVISION	5,050	1,600	11,350	10,050

Net interest income after loan loss provision	7,799	12,033	26,826	33,253

NON-INTEREST INCOME
Service charges on deposits accounts	946	1,092	2,822	3,187
Other commissions and fees	724	716	2,040	2,156
Net gain on sale of securities, available for sale	227	84	1,000	380
Investment brokerage and annuity fees	468	340	1,394	1,047
Mortgage banking fees	61	110	270	291
Other non-interest income	241	386	936	781

Total non-interest income	2,667	2,728	8,462	7,842

NON-INTEREST EXPENSE
Salaries and employee benefits	6,395	7,578	20,534	21,540
Net cost of operations of other real estate owned and foreclosed assets	644	1,385	7,174	4,350
Net occupancy and equipment	2,140	1,904	5,959	5,902
FDIC and state assessments	800	1,166	2,721	3,530
Professional fees	613	731	2,246	2,061
Communications	488	484	1,443	1,503
Advertising	241	172	693	568
Third-party loan costs	196	406	923	1,090
Professional liability insurance	202	187	577	499
Problem loan expense	263	34	453	267
Other non-interest expense	1,316	1,515	4,188	4,704

Total non-interest expense	13,298	15,562	46,911	46,014

LOSS BEFORE PROVISION FOR INCOME TAXES	(2,832)	(801)	(11,623)	(4,919)
PROVISION FOR INCOME TAXES	23	—	44	—

NET LOSS	(2,855)	(801)	(11,667)	(4,919)
PREFERRED STOCK DIVIDENDS AND DISCOUNT ACCRETION	614	620	1,883	1,867

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(3,469)	$(1,421)	$(13,550)	$(6,786)

LOSS PER COMMON SHARE:
BASIC	$(0.35)	$(0.14)	$(1.35)	$(0.88)

DILUTED	$(0.35)	$(0.14)	$(1.35)	$(0.88)

See accompanying notes.

PREMIERWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE LOSS

(Dollars in 000’s, Except Share Amounts)

(UNAUDITED)

	Preferred Stock		Common Stock		Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity	Comprehensive Loss
	Shares	Amount	Shares	Amount
BALANCE - December 31, 2009	41,400	$39,561	2,477,193	$175,449	$(144,710)	$1,235	$71,535
Comprehensive loss:
Net loss	—	—	—	—	(4,959)	—	(4,959)	$(4,959)
Other comprehensive loss -
Change in fair value of securities available-for-sale	—	—	—	—	—	(431)	(431)	(431)
Adjustment for realized gains, net of $98 tax	—	—	—	—	—	146	146	146
Amortization of unrealized gains for investment securities transferred to held-to-maturity	—	—	—	—	—	(10)	(10)	(10)

Comprehensive loss								$(5,254)

Preferred stock dividend accrued	—	—	—	—	(2,148)	—	(2,148)
Stock offering	—	—	7,557,637	32,503	—	—	32,503
Stock-based compensation expense	—	—	—	372	—	—	372
Accretion of discount from Series B preferred stock	—	385	—	—	(385)	—	—

BALANCE - December 31, 2010	41,400	39,946	10,034,830	208,324	(152,202)	940	97,008
Comprehensive loss:
Net loss	—	—	—	—	(11,667)	—	(11,667)	$(11,667)
Other comprehensive loss -
Change in fair value of securities available-for-sale	—	—	—	—	—	4,531	4,531	4,531
Adjustment for realized gains, net of $400 tax	—	—	—	—	—	(600)	(600)	(600)
Amortization of unrealized loss for investment securities transferred to held-to-maturity	—	—	—	—	—	(12)	(12)	(12)
Unrealized holding gain resulting from transfer of securities from held-to-maturity to available-for- sale, net of $379 tax	—	—	—	—	—	568	568	568

Comprehensive loss								$(7,180)

Preferred stock dividend accrued	—	—	—	—	(1,595)	—	(1,595)
Restricted stock issued	—	—	750	—	—	—	—
Cash paid for fractional shares in connection with 1-for-10 reverse stock split	—	—	(339)	(1)	—	—	(1)
Stock-based compensation expense	—	—	—	108	—	—	108
Accretion of discount from Series B preferred stock	—	288	—	—	(288)	—	—

BALANCE - September 30, 2011	41,400	$40,234	10,035,241	$208,431	$(165,752)	$5,427	$88,340

See accompanying notes.

PREMIERWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in 000’s)

(UNAUDITED)

	For The Nine Months Ended
	September 30, 2011	September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,667)	$(4,919)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	2,506	2,916
Loan loss provision	11,350	10,050
Amortization of premiums and accretion of discounts on investment securities, net	2,675	1,696
Gain on sale of investment securities	(1,000)	(380)
Funding of loans held-for-sale	(13,295)	(13,392)
Sale of loans held-for-sale	13,532	15,282
Gain on sale of loans held-for-sale	(271)	(291)
Change in BOLI value (net of benefit obligations)	(149)	(416)
Stock-based compensation expense	108	296
Loss on sales of premises and equipment	817	396
Gain on sale of other real estate owned and foreclosed assets	(1,293)	(1,610)
Write down of other real estate owned due to impairment	7,683	3,824
Write down of low income housing tax credit investment	158	133
Changes in accrued interest receivable/payable and other assets/liabilities	1,221	4,195

Net cash provided by operating activities	12,375	17,780

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from interest-bearing certificates of deposit	—	49,150
Purchase of investment securities available-for-sale	(242,390)	(130,389)
Purchase of investment securities held-to-maturitiy	—	(1,525)
Proceeds from principal payments received on securities available-for-sale	26,742	18,357
Proceeds from sale of securities available-for-sale	129,766	63,668
Proceeds from principal payments received on securities held-to-maturity	—	670
Proceeds from maturities and calls of investment securities held-to-maturity	2,893	18,610
Proceeds from FHLB stock redemption	164	113
Loan payments, net	91,897	77,368
Purchase of premises and equipment	(1,944)	(3,285)
Proceeds from disposal of premises and equipment	65	1,268
Purchase of low income housing tax credit investment	(709)	(287)
Purchase of improvements for other real estate owned and foreclosed assets	(10)	(419)
Proceeds from sale of other real estate owned and foreclosed assets	10,605	15,419

Net cash provided by investing activities	17,079	108,718

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(105,217)	(143,137)
Net decrease in Federal Home Loan Bank borrowings	(22)	(5)
Net increase in securities sold under agreements to repurchase	2,873	—
Cash paid for fractional shares in connection with 1-for-10 reverse stock split	(1)	—
Cash received from stock offerings, net of costs	—	32,502

Net cash used in financing activities	(102,367)	(110,640)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(72,913)	15,858
CASH AND CASH EQUIVALENTS - Beginning of the period	138,974	103,115

CASH AND CASH EQUIVALENTS - End of the period	$66,061	$118,973

SUPPLEMENTAL DISCOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$7,284	$9,173

Cash paid for taxes	$40	$—

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfers of loans to other real estate owned and foreclosed assets	$13,103	$22,368

Preferred stock dividend declared and accrued during the period but not yet paid	$1,595	$1,579

Trust preferred securities interest accrued during the period but not yet paid	$465	$1,465

Accretion of preferred stock discount	$288	$288

Transfer of investment securities from held-to-maturity to available-for-sale	$26,250	$—

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

The balance sheet data as of December 31, 2010, were derived from audited financial statements and do not include all disclosures contained in the 2010 Annual Report to Shareholders. The interim consolidated financial statements should be read in conjunction with the Company’s 2010 consolidated financial statements, including the notes thereto, included in the 2010 Annual Report to Shareholders as filed with the Securities and Exchange Commission on Form 10-K. The reader should keep in mind that the results of operations for the interim periods shown in the accompanying consolidated financial statements are not necessarily indicative of results for any future interim periods or the entire fiscal year.

The Company filed an amendment to its Articles of Incorporation to complete a 1-for-10 reverse stock split effective February 10, 2011. The effects of the reverse stock split have been reflected in the financial statements and the footnotes.

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

In preparing these financial statements, the Company has evaluated events and transactions subsequent to September 30, 2011, for potential recognition or disclosure in the financial statements. In Management’s opinion, all accounting adjustments necessary to accurately reflect the financial position and results of operations on the accompanying financial statements have been made. These adjustments include normal and recurring accruals considered necessary for a fair and accurate presentation.

Reclassifications – Certain reclassifications have been made to the 2010 consolidated financial statements to conform to current quarter presentations. These reclassifications have no effect on previously reported shareholders’ equity, net loss or loss per share.

Stock dividends – Share and per share data in the accompanying consolidated financial statements reflect all previously declared and paid stock dividends. The Company did not declare a stock dividend in the quarter ended September 30, 2011.

Cash dividends – No cash dividends were declared in the quarter ended September 30, 2011.

On August 17, 2009, a cash dividend of $517,500 was paid to the United States Department of the Treasury pursuant to the Troubled Asset Relief Program Capital Purchase Program for the 41,400 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B, with cumulative dividends at a rate of 5.0% per annum for the first five years and 9.0% per annum thereafter. Payments have not been made since the third quarter of 2009; however, the Company has continued to declare and accrue dividends through the third quarter of 2011. As of September 30, 2011, accrued dividends totaled approximately $4.5 million, of which approximately $2.9 million was accrued through December 31, 2010.

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

As of the date of this report, the Company achieved the first, but not the second or third of these requirements. Prior to completing the Agreement with the FDIC in April 2010, we completed a common stock offering that raised $33.2 million in gross proceeds, which raised the Bank’s Tier 1 leverage from 5.70% at December 31, 2009 to 8.21% at March 31, 2010. Subsequently the Bank has engaged in balance sheet management activities, including loan and deposit reductions which have further increased its Tier 1 leverage ratio to its September 30, 2011, level of 8.80%. Similarly, the Company has reduced its loans classified “Substandard” to 78.0% of Tier 1 capital plus ALLL as of September 30, 2011, compared to 178.4% as of June 30, 2009. As previously noted, the Company has demonstrated progress toward and is committed to achieving all the requirements of the Agreement.

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

On February 1, 2010, in anticipation of regulatory requirements to enhance capital, the Company commenced an offering of up to 8,174,736 shares of common stock, providing that prior to the public offering of the shares, existing shareholders of the Company each received a subscription right to purchase 0.33 shares of the Company’s common stock, for each shared owned, at a subscription price of $4.40 per share. (The effects of the 1-for-10 reverse stock split have been reflected in this footnote and all share disclosures hereafter.)

On April 7, 2010, the Company completed the rights offering and related public offering and issued approximately 7.56 million shares with net proceeds of approximately $32.5 million, net of estimated offering costs of approximately $700,000.

NOTE 3 – STOCK-BASED COMPENSATION

At September 30, 2011, PremierWest Bancorp had one active equity incentive plan – the 2011 Stock Incentive Plan (“2011 Plan”). Upon the recommendation of the Compensation Committee, the Board of Directors adopted the PremierWest Bancorp 2011 Plan effective February 24, 2011, subject to shareholder approval which was approved at the Annual Shareholder Meeting on May 26, 2011. The 2011 Plan authorizes the issuance of up to 500,000 shares of stock, all of which were available for issuance at September 30, 2011. With the adoption of the 2011 Plan, no further grants will be made under the 2002 Plan. At September 30, 2011 there were unexercised grants totaling 76,760 shares, all of which had been made under the 1992 Plan or the 2002 Plan.

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

During the nine month period ended September 30, 2011, stock option activity was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Stock options outstanding, 12/31/2010	85,376	$91.72
Issued	—	—
Forfeited	(8,616)	96.57

Stock options outstanding, 9/30/2011	76,760	91.67	4.08	$—

Stock options exercisable, 9/30/2011	57,529	$89.94	3.33	$—

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

There were no stock options granted or restricted stock grants during the third quarter of 2011 or 2010.

As of September 30, 2011, there were 1,250 restricted stock grants outstanding, all expected to fully vest between 2016 and 2018.

Accounting for “Share-Based Payment” requires that the cash flows from the tax benefits resulting from tax deductions in excess of the compensation expense recognized for stock options (excess tax benefits) be reported as financing cash flows. There were no excess tax benefits classified as financing cash inflows for the nine months ended September 30, 2011, and September 30, 2010, respectively.

Stock-based compensation expense recognized under the standard was $36,000 with a related tax benefit of $14,400 for the three months ended September 30, 2011, compared to stock-based compensation expense of $96,000, with a related tax benefit of $38,400, for the three months ended September 30, 2010.

Stock-based compensation expense recognized under the standard was $108,000 with a related tax benefit of $43,200 for the nine months ended September 30, 2011, compared to stock-based compensation expense of $296,000, with a related tax benefit of $118,400, for the nine months ended September 30, 2010.

At September 30, 2011, unrecognized stock-based compensation expense totaled $360,000 and will be expensed over a weighted-average period of approximately 2.4 years.

NOTE 4 - INVESTMENT SECURITIES

Investment securities at September 30, 2011 and December 31, 2010 consisted of the following:

(Dollars in 000’s)

	September 30, 2011
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale:
Collateralized mortgage obligations	$134,779	$1,545	$(273)	$136,051
Mortgage-backed securities	60,666	671	—	61,337
U.S. Government and agency securities	49,106	1,211	(10)	50,307
Obligations of states and political subdivisions	48,640	2,359	(77)	50,922

Total	$293,191	$5,786	$(360)	$298,617

Investment securities -
Other Community Reinvestment Act	$2,000	$—	$—	$2,000

Restricted equity securities	$3,310	$—	$—	$3,310

	December 31, 2010
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale:
Collateralized mortgage obligations	$131,372	$1,647	$(802)	$132,217
Mortgage-backed securities	9,023	72	(39)	9,056
U.S. Government and agency securities	36,371	24	(119)	36,276
Obligations of states and political subdivisions	6,009	125	—	6,134

Total	$182,775	$1,868	$(960)	$183,683

Held-to-maturity:
Mortgage-backed securities	$4,781	$108	$—	$4,889
U.S. Government and agency securities	12,151	378	—	12,529
Obligations of states and political subdivisions	12,201	179	(183)	12,197

Total	$29,133	$665	$(183)	$29,615

Investment securities -
Other Community Reinvestment Act	$2,000	$—	$—	$2,000

Restricted equity securities	$3,474	$—	$—	$3,474

During the second quarter of 2011, all investments were transferred from the held-to-maturity category to the available-for-sale category. As a result, investments with an amortized cost of $22.6 million and gross unrealized gains of $984,000 and gross unrealized losses of $37,000 were transferred to the available-for-sale category.

The table below presents the gross unrealized losses and fair value of the Bank’s investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2011 and December 31, 2010. Of these amounts at September 30, 2011, 22 available-for-sale investments comprised the less than 12 months category.

(Dollars in 000’s)
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At September 30, 2011
Available-for-sale:
Collateralized mortgage obligations	$48,355	$(264)	$2,091	$(9)	$50,446	$(273)
Mortgage-backed securities	2,166	—	—	—	2,166	—
U.S. Government and agency securities	—	—	2,368	(10)	2,368	(10)
Obligations of state and political subdivisions	8,907	(77)	—	—	8,907	(77)

	$59,428	$(341)	$4,459	$(19)	$63,887	$(360)

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At December 31, 2010
Available-for-sale:
Collateralized mortgage obligations	$43,239	$(802)	$2	$—	$43,241	$(802)
Mortgage-backed securities	2,960	(39)	—	—	2,960	(39)
U.S. Government and agency securities	19,974	(119)	—	—	19,974	(119)
Held-to-maturity:
Obligations of state and political subdivisions	3,593	(176)	553	(7)	4,146	(183)

	$69,766	$(1,136)	$555	$(7)	$70,321	$(1,143)

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

The amortized cost and estimated fair value of investment securities at September 30, 2011, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

At September 30, 2011
(Dollars in 000’s)
	Available-for-sale
	Amortized Cost	Estimated Fair Value
Due in one year or less	$10,538	$10,565
Due after one year through five years	43,994	45,185
Due after five years through ten years	27,416	28,660
Due after ten years	211,243	214,207

	$293,191	$298,617

At September 30, 2011, investment securities with an estimated fair value of $97.7 million were pledged to secure public deposits.

The following table presents the cash proceeds from the sales of securities and their associated gross realized gains and gross realized losses that are in earnings for the three and nine months ended September 30, 2011 and 2010:

(Dollars in 000’s)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Gross realized gain on sale of securities	$227	$84	$1,229	$414
Gross realized loss on sale of securities	—	—	(229)	(34)

Net realized gain on sale of securities	$227	$84	$1,000	$380

Proceeds from sale of securities	$15,471	$3,430	$129,766	$63,668

As required of all members of the Federal Home Loan Bank (“FHLB”) system, the Company maintains an investment in the capital stock of the FHLB in an amount equal to the greater of $500 or 0.5% of home mortgage loans and pass-through securities plus 5.0% of the outstanding balance of mortgage home loans sold to FHLB under the Mortgage Purchase Program. The FHLB system, the largest government sponsored entity in the United States, is made up of 12 regional banks, including the FHLB of Seattle and the FHLB of San Francisco. Participating banks record the value of FHLB stock equal to its par value at $100 per share. The Company is required to hold FHLB’s stock in order to receive advances and views this investment as long-term. Thus, when evaluating it for impairment, the value is determined based on the recovery of the par value through redemption by the FHLB or from the sale to another member, rather than by recognizing temporary declines in value. The FHLB of Seattle disclosed that it reported net income for the nine month period ended September 30, 2011. On October 25, 2010, the FHLB of Seattle entered into a Stipulation and Consent to the Issuance of a Consent Order with the Federal Housing Finance Agency (“Finance Agency”). The Finance Agency continues to deem the FHLB of Seattle “undercapitalized” under the Finance Agency’s Prompt Corrective Action rule. The Company has concluded that its investment in FHLB is not impaired as of September 30, 2011, and believes that it will ultimately recover the par value of its investment in this stock.

NOTE 5 – LOANS

Loans as of September 30, 2011 and December 31, 2010, consisted of the following:

(Dollars in 000’s)	September 30, 2011	December 31, 2010
Construction, Land Dev & Other Land	$46,730	$62,666
Commercial & Industrial	98,017	119,077
Commercial Real Estate Loans	559,251	626,387
Secured Multifamily Residential	21,886	24,227
Other Commercial Loans Secured by RE	49,522	59,284
Loans to Individuals, Family & Personal Expense	11,271	12,472
Consumer/Finance	35,222	36,859
Other Loans	31,361	37,255
Overdrafts	297	319

Gross loans	853,557	978,546
Less: allowance for loan losses	(26,975)	(35,582)
Less: deferred fees and restructured loan concessions	(1,719)	(1,751)

Loans, net	$824,863	$941,213

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

Transactions in the allowance for loan losses for the three months and nine months ended September 30, 2011 were as follows:

Allowance for Credit Losses and Recorded Investment in Financing Receivables

(Dollars in 000’s)
	Construction, Land Dev	Comm & Industrial	Comm Real Estate	Comm Real Estate Multi	Comm Real Estate - Other	Loans to Individuals	Consumer Finance	Other Loans, Concessions, and Overdrafts	Total
For the three months ended September 30, 2011
Allowance for credit losses:
Beginning balance	$3,577	$7,037	$11,008	$202	$2,484	$178	$3,065	$882	$28,433
Charge-offs and concessions	(3,202)	(37)	(1,872)	—	(404)	(537)	(487)	(368)	(6,907)
Recoveries	13	142	131	—	7	—	94	12	399
Provision	2,850	(2,790)	4,628	(28)	149	851	(502)	(108)	5,050

Ending balance	$3,238	$4,352	$13,895	$174	$2,236	$492	$2,170	$418	$26,975

For the nine months ended September 30, 2011
Allowance for credit losses:
Beginning balance	$4,703	$8,051	$14,419	$126	$4,623	$973	$2,376	$311	$35,582
Charge-offs and concessions	(8,757)	(2,027)	(10,538)	(56)	(2,652)	(540)	(1,095)	(409)	(26,074)
Recoveries	67	4,691	851	—	90	1	381	36	6,117
Provision	7,225	(6,363)	9,163	104	175	58	508	480	11,350

Ending balance	$3,238	$4,352	$13,895	$174	$2,236	$492	$2,170	$418	$26,975

Ending balance: individually evaluated for impairment	$—	$88	$4,908	$—	$—	$347	$—	$—	$5,343

Ending balance: collectively evaluated for impairment	$3,238	$4,264	$8,987	$174	$2,236	$145	$2,170	$418	$21,632

Loans:
Ending balance	$46,730	$98,017	$559,251	$21,886	$49,522	$11,271	$35,222	$31,658	$853,557

Ending balance: individually evaluated for impairment	$13,670	$1,580	$55,629	$144	$3,634	$966	$86	$2,501	$78,210

Ending balance: collectively evaluated for impairment	$33,060	$96,437	$503,622	$21,742	$45,888	$10,305	$35,136	$29,157	$775,347

Transactions in the allowance for loan losses for the three months and nine months ended September 30, 2010 were as follows:

Allowance for Credit Losses and Recorded Investment in Financing Receivables

(Dollars in 000’s)
	Construction, Land Dev	Comm & Industrial	Comm Real Estate	Comm Real Estate Multi	Comm Real Estate - Other	Loans to Individuals	Consumer Finance	Other Loans, Concessions, and Overdrafts	Total
For the three months ended September 30, 2010
Allowance for credit losses:
Beginning balance	$10,880	$9,783	$17,598	$914	$3,107	$224	$1,036	$375	$43,917
Charge-offs	(1,556)	(493)	(964)	—	(222)	(18)	(459)	(31)	(3,743)
Recoveries	193	32	25	—	(190)	1	219	66	346
Provision	477	704	(970)	(607)	527	(41)	1,161	349	1,600

Ending balance	$9,994	$10,026	$15,689	$307	$3,222	$166	$1,957	$759	$42,120

For the nine months ended September 30, 2010
Allowance for credit losses:
Beginning balance	$15,033	$6,409	$20,923	$506	$531	$231	$1,150	$1,120	$45,903
Charge-offs	(7,123)	(1,799)	(6,540)	—	(1,146)	(102)	(1,349)	(651)	(18,710)
Recoveries	1,899	985	1,107	—	(95)	5	720	256	4,877
Provision	185	4,431	199	(199)	3,932	32	1,436	34	10,050

Ending balance	$9,994	$10,026	$15,689	$307	$3,222	$166	$1,957	$759	$42,120

Ending balance: individually evaluated for impairment	$7,552	$981	$10,230	$—	$1,343	$29	$—	$—	$20,135

Ending balance: collectively evaluated for impairment	$2,442	$9,045	$5,459	$307	$1,879	$137	$1,957	$759	$21,985

Loans:
Ending balance	$75,272	$128,624	$653,865	$24,756	$61,933	$12,550	$37,269	$41,810	$1,036,079

Ending balance: individually evaluated for impairment	$27,166	$3,408	$77,784	$313	$5,766	$29	$113	$434	$115,013

Ending balance: collectively evaluated for impairment	$48,106	$125,216	$576,081	$24,443	$56,167	$12,521	$37,156	$41,376	$921,066

The following tables summarize the Company’s loans past due, both accruing and nonaccruing, by type as of September 30, 2011 and December 31, 2010:

(Dollars in 000’s)
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days Past Due and Accruing
September 30, 2011
Construction, Land Dev & Other Land	$1,359	$1,102	$10,385	$12,846	$33,884	$46,730	$—
Commercial & Industrial	—	—	645	645	97,372	98,017	—
Commercial Real Estate Loans	416	—	38,448	38,864	520,387	559,251	—
Secured Multifamily Residential	—	—	144	144	21,742	21,886	—
Other Commercial Loans Secured by RE	—	—	905	905	48,617	49,522	15
Loans to Individuals, Family & Personal Expense	63	668	281	1,012	10,259	11,271	—
Consumer/Finance	828	88	86	1,002	34,220	35,222	86
Other Loans and Overdrafts	—	—	2,501	2,501	29,157	31,658	—

Total	$2,666	$1,858	$53,395	$57,919	$795,638	$853,557	$101

December 31, 2010
Construction, Land Dev & Other Land	$133	$—	$7,447	$7,580	$55,086	$62,666	$—
Commercial & Industrial	222	5	1,298	1,525	117,552	119,077	—
Commercial Real Estate Loans	8,011	2,007	36,396	46,414	579,973	626,387	—
Secured Multifamily Residential	—	—	307	307	23,920	24,227	—
Other Commercial Loans Secured by RE	97	224	2,709	3,030	56,254	59,284	—
Loans to Individuals, Family & Personal Expense	10	—	—	10	12,462	12,472	—
Consumer/Finance	603	188	123	914	35,945	36,859	123
Other Loans and Overdrafts	2,104	—	434	2,538	35,036	37,574	—

Total	$11,180	$2,424	$48,714	$62,318	$916,228	$978,546	$123

Impaired loans by type as of September 30, 2011 and interest income recognized for the nine months ended September 30, 2011, were as follows:

(Dollars in 000’s)
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
September 30, 2011
With no Related Allowance
Construction, Land Dev & Other Land	$29,954	$13,670	$—	$20,711	$—
Commercial & Industrial	764	645	—	1,191	—
Commercial Real Estate Loans	54,460	40,113	—	57,905	—
Secured Multifamily Residential	200	144	—	131	—
Other Commercial Loans Secured by RE	4,778	3,634	—	3,567	—
Loans to Individuals, Family & Personal Expense	818	299	—	39	—
Consumer/Finance	15	86	—	128	10
Other Loans	2,827	2,501	—	2,507	—

Total	$93,816	$61,092	$—	$86,179	$10
With a Related Allowance
Construction, Land Dev & Other Land	$—	$—	$—	$1,942	$—
Commercial & Industrial	934	935	88	792	—
Commercial Real Estate Loans	20,882	15,516	4,908	10,299	—
Secured Multifamily Residential	—	—	—	—	—
Other Commercial Loans Secured by RE	—	—	—	2,660	—
Loans to Individuals, Family & Personal Expense	668	667	347	86	—
Consumer/Finance	—	—	—	—	—
Other Loans	—	—	—	—	—

Total	$22,484	$17,118	$5,343	$15,779	$—
Total Impaired Loans:
Construction, Land Dev & Other Land	$29,954	$13,670	$—	$22,653	$—
Commercial & Industrial	1,698	1,580	88	1,983	—
Commercial Real Estate Loans	75,342	55,629	4,908	68,204	—
Secured Multifamily Residential	200	144	—	131	—
Other Commercial Loans Secured by RE	4,778	3,634	—	6,227	—
Loans to Individuals, Family & Personal Expense	1,486	966	347	125	—
Consumer/Finance	15	86	—	128	10
Other Loans	2,827	2,501	—	2,507	—

Total Impaired Loans	$116,300	$78,210	$5,343	$101,958	$10

Included in the table above are $86,000 of Consumer loans and $15,000 of Other Commercial Loans Secured by RE that are 90 days past due and still accruing interest. These loans are charged-off according to policy after 120 days. The remaining loans are on non-accrual status at September 30, 2011.

Impaired loans by type as of December 31, 2010 and interest income recognized for the twelve months ended December 31, 2010, were as follows:

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

Loans by type, including a breakdown of classified loans, as of September 30, 2011, and December 31, 2010, were as follows:

(Dollars in 000’s)

Credit quality indicators as of September 30, 2011 and December 31, 2010 were as follows:

September 30, 2011	Construction, Land Dev	Comm & Industrial	Comm Real Estate	Comm Real Estate Multi	Comm Real Estate - Other	Loans to Individuals	Other Loans and Overdraft	Total
Pass	$16,393	$50,195	$316,595	$7,927	$37,520	$10,216	$24,687	$463,533
Watch	3,748	5,230	23,500	340	245	—	727	33,790
Special Mention	2,181	4,832	105,413	12,818	1,876	—	1,545	128,665
Substandard	24,408	36,826	107,821	801	9,881	388	4,699	184,824
Doubtful	—	934	5,922	—	—	667	—	7,523

Total	$46,730	$98,017	$559,251	$21,886	$49,522	$11,271	$31,658	818,335

Total Consumer Credit								35,222

Total loans								$853,557

Consumer Credit Exposure

Credit Risk Profile Based on Payment Activity

Consumer
Performing	$35,136
Nonperforming	86

Total	$35,222

December 31, 2010	Construction, Land Dev	Comm & Industrial	Comm Real Estate	Comm Real Estate Multi	Comm Real Estate - Other	Loans to Individuals	Other Loans and Overdraft	Total
Pass	$17,261	$58,567	$314,878	$9,215	$40,293	$11,620	$24,792	$476,626
Watch	—	5,676	31,395	—	2,098	—	3,824	42,993
Special Mention	6,435	12,337	118,287	13,540	2,309	—	3,841	156,749
Substandard	35,893	41,404	147,513	1,472	7,772	826	5,117	239,997
Doubtful	3,077	1,093	14,314	—	6,812	26	—	25,322

Total	$62,666	$119,077	$626,387	$24,227	$59,284	$12,472	$37,574	941,687

Total Consumer Credit								36,859

Total loans								$978,546

Consumer Credit Exposure

Credit Risk Profile Based on Payment Activity

Consumer
Performing	$36,736
Nonperforming	123

Total	$36,859

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

Troubled Debt Restructurings (“TDR”) - The Company adopted the amendments in Accounting Standards Update No. 2011-02 during the current period ended September 30, 2011. As required, the Company reassessed all restructurings that occurred on or after the beginning of the current fiscal year for identification as TDR’s. The Company did not identify as TDR’s any receivables for which the allowance for credit losses had previously been measured under a general allowance for credit losses methodology (ASC 450-20).

Modification Categories

The Company offers a variety of modifications to borrowers. The modification categories offered can generally be described in the following categories:

Rate Modification – A modification in which the interest rate is changed.

Term Modification – A modification in which the maturity date, timing of payments, or frequency of payments is changed.

Interest Only Modification – A modification in which the loan is converted to interest only payments for a period of time.

Payment Modification – A modification in which the dollar amount of the payment is changed, other than an interest only modification described above.

Combination Modification – Any other type of modification, including the use of multiple categories above.

As of September 30, 2011, no available commitments were outstanding on troubled debt restructurings.

The same factors and methodology used to establish an appropriate reserve for the loan portfolio are applied to TDR’s on accrual status using the risk ratings assigned to them. All TDR’s on nonaccrual status are collateral dependent loans and are carried at fair value based on current appraisals.

The following tables summarize the Company’s troubled debt restructured loans by type and geographic region as of September 30, 2011:

(Dollars in 000’s)
	September 30, 2011
	Restructured loans
	Southern Oregon	Mid Oregon	Northern California	Sacramento Valley	Totals	Number of Loans
Construction, Land Dev & Other Land	$—	$—	$—	$7,137	$7,137	9
Commercial & Industrial	331	—	934	222	1,487	3
Commercial Real Estate Loans	32,733	3,728	2,615	97	39,173	14
Other Commercial Loans Secured by RE	212	—	217	2,083	2,512	5

Total restructured loans	$33,276	$3,728	$3,766	$9,539	$50,309	31

Maturities

(Dollars in 000’s)

Year	Amount
2011	$23,630
2012	19,830
2013	3,121
2014	—
2015	—
Thereafter	3,728

Total	$50,309

The following table presents troubled debt restructurings by accrual or nonaccrual status as of September 30, 2011 and 2010:

Restructured loans by accrual or nonaccrual status

(Dollars in 000’s)

	September 30, 2011
	Restructured loans
	Accrual Status	Non-accrual Status	Total Modifications
Construction, Land Dev & Other Land	$1,605	$5,532	$7,137
Commercial & Industrial	553	934	1,487
Commercial Real Estate Loans	250	38,923	39,173
Other Commercial Loans Secured by RE	212	2,300	2,512

Total restructured loans	$2,620	$47,689	$50,309

	September 30, 2010
	Restructured loans
	Accrual Status	Non-accrual Status	Total Modifications
Construction, Land Dev & Other Land	$—	$6,073	$6,073
Commercial & Industrial	225	—	225
Commercial Real Estate Loans	—	27,722	27,722
Other Commercial Loans Secured by RE	—	325	325

Total restructured loans	$225	$34,120	$34,345

As of September 30, 2011, borrowers with loans designated as TDR’s and totaling $2.6 million met the criteria for placement back on accrual status. This criteria is a minimum of six months of continuous satisfactory (less than 30 days past-due) payment performance under existing or modified terms, and this payment performance is expected to continue as documented by analysis based on current financial statements and/or tax returns.

The following tables present newly restructured loans by type of modification that occurred during the three and nine months ended September 30, 2011 and 2010, respectively:

Newly restructured loans by modification type

(Dollars in 000’s)

	Restructured loans
	Three Months Ended September 30, 2011
	Interest Only	Term	Combination	Total Modifications
Construction, Land Dev & Other Land	$—	$—	$—	$—
Commercial & Industrial	—	1,265	—	1,265
Commercial Real Estate Loans	—	2,137	3,728	5,865
Other Commercial Loans Secured by RE	—	212	—	212

Total restructured loans	$—	$3,614	$3,728	$7,342

	Three Months Ended September 30, 2010
	Interest Only	Term	Combination	Total Modifications
Construction, Land Dev & Other Land	$—	$—	$1,605	$1,605
Commercial & Industrial	—	—	—	—
Commercial Real Estate Loans	—	—	20,769	20,769
Other Commercial Loans Secured by RE	—	—	—	—

Total restructured loans	$—	$—	$22,374	$22,374

	Restructured loans
	Nine Months Ended September 30, 2011
	Interest Only	Term	Combination	Total Modifications
Construction, Land Dev & Other Land	$—	$—	$82	$82
Commercial & Industrial	—	1,265	—	1,265
Commercial Real Estate Loans	—	2,431	9,080	11,511
Other Commercial Loans Secured by RE	—	212	—	212

Total restructured loans	$—	$3,908	$9,162	$13,070

	Nine Months Ended September 30, 2010
	Interest Only	Term	Combination	Total Modifications
Construction, Land Dev & Other Land	$—	$—	$1,605	$1,605
Commercial & Industrial	—	—	—	—
Commercial Real Estate Loans	4,032	—	20,770	24,802
Other Commercial Loans Secured by RE	—	—	—	—

Total restructured loans	$4,032	$—	$22,375	$26,407

The following table represents financing receivables modified within the last 12 months as TDR’s and had a payment default during the three and nine month periods ended September 30, 2011 and 2010, respectively:

Restructured loans with a payment default occurring within 12 months of the restructure date

(Dollars in 000’s)

	Three Months Ended
	September 30, 2011	September 30, 2010
Construction, Land Dev & Other Land	$—	$—
Commercial & Industrial	—	—
Commercial Real Estate Loans	—	—
Other Commercial Loans Secured by RE	—	—

Total restructured loans	$—	$—

	Nine Months Ended
	September 30, 2011	September 30, 2010
Construction, Land Dev & Other Land	$1,956	$—
Commercial & Industrial	—	—
Commercial Real Estate Loans	20,769	—
Other Commercial Loans Secured by RE	1,196	—

Total restructured loans	$23,921	$—

NOTE 7 – FEDERAL HOME LOAN BANK BORROWINGS AND OTHER BORROWINGS

The Bank had long-term borrowings outstanding with the FHLB. This borrowing was paid in full during the second quarter of 2011. The balance was approximately $22,000 as of December 31, 2010. The Bank made monthly principal and interest payments on the long-term borrowing, which was scheduled to mature by 2014 with a fixed interest rate of 6.53%. The Bank also participates in the Cash Management Advance (“CMA”) program with the FHLB. CMA borrowings are short-term borrowings that mature within one year and accrue interest at the variable rate as published by the FHLB. As of September 30, 2011 and December 31, 2010, the Bank had no outstanding CMA borrowings. All outstanding borrowings with the FHLB were collateralized as provided for under the Advances, Security and Deposit Agreement between the Bank and the FHLB and include the Bank’s FHLB stock and any funds or investment securities held by the FHLB that are not otherwise pledged for the benefit of others. At September 30, 2011, the Bank maintained a line of credit with the FHLB of Seattle for $49.5 million and was in compliance with its related collateral requirements.

The Bank also had $15.0 million available for additional borrowing from a correspondent bank; and $9.8 million available for borrowing from the Federal Reserve discount window.

During the first quarter of 2011, the Company began a program to sell securities under agreements to repurchase. At September 30, 2011, the Bank had $2.9 million securities sold under agreements to repurchase with a maximum balance at any month-end during the quarter of $5.2 million and a weighted average quarterly balance of $3.6 million.

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

Following are the terms of the junior subordinated debentures as of September 30, 2011.

Trust Name	Issue Date	Issued Amount	Rate	Maturity Date	Redemption Date
PremierWest Statutory Trust I	December 2004	$7,732,000	LIBOR + 1.75% (1)	December 2034	December 2009
PremierWest Statutory Trust II	December 2004	7,732,000	LIBOR + 1.79% (2)	March 2035	March 2010
Stockmans Financial Trust I	August 2005	15,464,000	LIBOR + 1.42% (3)	September 2035	September 2010

		$30,928,000

(1)	PremierWest Statutory Trust I was bearing interest at the fixed rate of 5.65% until mid-December 2009, at which time it changed to a variable rate of 3-month LIBOR (0.35% at September 15, 2011) plus 1.75% or 2.10%, adjusted quarterly, through the final maturity date in December 2034.
(2)	PremierWest Statutory Trust II was bearing interest at the fixed rate of 5.65% until March 2010, at which time it changed to the variable rate of 3-month LIBOR (0.35% at September 15, 2011) plus 1.79% or 2.14%, adjusted quarterly, through the final maturity date in March 2035.
(3)	Stockmans Financial Trust I was bearing interest at the fixed rate of 5.93% until September 2010, at which time it changed to the variable rate of 3-month LIBOR (0.35% at September 15, 2011) plus 1.42% or 1.77%, adjusted quarterly, through the final maturity date in September 2035.

The Oregon Department of Consumer and Business Services, which supervises banks and bank holding companies through its Division of Finance and Corporate Securities, and the Federal Reserve have policies that encourage banks and bank holding companies to pay dividends from current earnings, and have the general authority to limit the dividends paid by banks and bank holding companies, respectively. The Company does not expect to be in a position to pay interest payments on trust preferred securities without regulatory approval or until the Bank is “well-capitalized” and has satisfied conditions in its regulatory agreement (see Note 2). The Company is permitted to defer such interest payments for up to 20 consecutive quarters, but during a deferral period it is prohibited from making dividend payments on its capital stock. The amount of accrued and unpaid interest was approximately $2.1 million as of September 30, 2011. At September 30, 2011, the Company had deferred payment of interest for eight consecutive quarters.

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

While payments have not been made since the third quarter of 2009, the Company has continued to declare and accrue dividends through the third quarter of 2011. As of September 30, 2011, accrued and unpaid dividends totaled approximately $4.5 million.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve various levels and elements of credit and interest rate risk in excess of the amount recognized in the accompanying consolidated financial statements. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. As of September 30, 2011, the Company had a total of $86.9 million of unfunded loan commitments consisting of $81.4 million of commitments to extend credit to customers and $5.5 million of standby letters related to extensions of credit. The Company also had approximately $264,000 of other unsecured lines of credit related to overdraft protection for demand deposit accounts.

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

The Bank also maintains a reserve against these off-balance sheet financial instruments of $98,000 and $85,000 at September 30, 2011, and December 31, 2010, respectively.

In the ordinary course of business, the Bank may become involved in litigation arising from normal banking activities. In the opinion of Management, the ultimate disposition of current actions will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

NOTE 11 – BASIC AND DILUTED LOSS PER COMMON SHARE

The Company’s basic loss per common share is computed by dividing net loss available to common shareholders (net loss less dividends declared and accretion of discount on preferred stock) by the weighted average number of common shares outstanding during the period, after giving retroactive effect to stock dividends and splits. The Company’s diluted loss per common share is computed similar to basic loss per common share except that the numerator is equal to net loss and the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. Included in the denominator is the dilutive effect of stock options computed under the treasury stock method and the dilutive effect of the U.S. Treasury Warrant as if converted to common stock.

The following summarizes the weighted average shares outstanding for computation of basic and diluted shares for the three months and nine months ended September 30, 2011 and 2010.

Three months ended September 30:	2011	2010
Weighted average number of common shares:
Average shares outstanding-basic	10,035,241	10,034,830
Average shares outstanding-diluted	10,035,241	10,034,830

Nine months ended September 30:	2011	2010
Weighted average number of common shares:
Average shares outstanding-basic	10,035,240	7,739,490
Average shares outstanding-diluted	10,035,240	7,739,490

As of September 30, 2011, and 2010, stock options of 76,760 and 90,603, respectively, were not included in the computation of diluted earnings per share, as well as the U.S. Treasury Warrant to purchase 109,039 shares of common stock, as their inclusion would have been anti-dilutive.

NOTE 12 – INCOME TAXES

At September 30, 2011, December 31, 2010, and September 30, 2010, the Company had no recorded net deferred tax assets. Under generally accepted accounting principles, a valuation analysis is required to be established if it is “more likely than not” that the deferred tax asset will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning Management’s evaluation of both positive and negative evidence, including forecasts of future income, applicable tax planning strategies and assessments of current and future economic and business conditions. Positive evidence includes the ability to implement tax planning strategies to accelerate taxable income recognition and the probability that taxable income will be generated in future periods. Negative evidence includes the Company’s cumulative loss in the prior three year period and the current general business and economic environment.

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

The following table presents information about these securities and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

(Dollars in 000’s)
	Fair Value Measurements At September 30, 2011, Using
Description	Fair Value 9/30/2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
Collaterialized mortgage obligations	$136,051	$—	$136,051	$—
Mortgage-backed securities	61,337	—	61,337	—
U.S. Government and agency securities	50,307	—	50,307	—
Obligations of states and political subdivisions	50,922	—	50,922	—

Total assets measured at fair value	$298,617	$—	$298,617	$—

	Fair Value Measurements At December 31, 2010, Using
Description	Fair Value 12/31/2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
Collaterialized mortgage obligations	$132,217	$—	$132,217	$—
Mortgage-backed securities	9,056	—	9,056	—
U.S. Government and agency securities	36,276	—	36,276	—
Obligations of states and political subdivisions	6,134	—	6,134	—

Total assets measured at fair value	$183,683	$—	$183,683	$—

Impaired Loans – A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due (both interest and principal) according to the contractual terms of the loan agreement. Nonperforming loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value less selling costs (“net realizable value”). As a practical expedient, fair value may be measured based on a loan’s observable market price or the underlying collateral securing the loan. Collateral may be real estate or business assets including equipment. The value of collateral is generally determined based on independent appraisals.

Other Real Estate and Foreclosed Assets – Other real estate and foreclosed assets (“OREO”) acquired through foreclosure or deeds in lieu of foreclosure are carried at the lower of cost, less costs to sell, or estimated net realizable value utilizing current property appraisal valuations. When property is acquired, any excess of the loan balance over the estimated net realizable value is charged to the allowance for loan losses. Holding costs, subsequent write-downs to net realizable value, if any, or any disposition gains or losses are included in non-interest expense. The Bank had $28.1 million and $32.0 million in OREO at September 30, 2011, and December 31, 2010, respectively.

The following table presents the fair value measurement for non-earning assets as of September 30, 2011, and December 31, 2010, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

(Dollars in 000’s)
	Fair Value Measurements As of September 30, 2011, Using
Description	Fair Value 9/30/2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total period losses included in earnings
Other real estate owned and foreclosed assets	$28,127	$—	$—	$28,127	$(7,683)
Loans measured for impairment, net of specific reserves	38,109	—	—	38,109	(5,166)

Total impaired assets measured at fair value	$66,236	$—	$—	$66,236	$(12,849)

	Fair Value Measurements As of December 31, 2010, Using
Description	Fair Value 12/31/2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total period losses included in earnings
Other real estate owned and foreclosed assets	$32,009	$—	$—	$32,009	$(5,347)
Loans measured for impairment, net of specific reserves	46,863	—	—	46,863	(22,311)

Total impaired assets measured at fair value	$78,872	$—	$—	$78,872	$(27,658)

As of September 30, 2011, and December 31, 2010, all nonperforming loans were considered impaired and were measured for impairment. The table below shows the detail of the various categories of impaired loans:

(Dollars in 000’s)
	As of September 30, 2011	As of December 31, 2010
	Carrying Value	Carrying Value
Impaired loans with charge-offs loan-to-date (1)	$26,334	$28,393
Impaired loans with specific reserves	17,118	27,832
Impaired loans with both specific reserves and charge-offs loan-to-date (1)	—	297

Subtotal impaired loans with specific reserves and/or charge-offs loan-to-date	43,452	56,522
Specific reserves associated with impaired loans	(5,343)	(9,659)

Total loans measured for impairment, net of specific reserves	$38,109	$46,863

Impaired loans without charge-offs or specific reserves	$34,758	$73,094
Loans with specific reserves and/or charge-offs loan-to-date	43,452	56,522

Total impaired loans	$78,210	$129,616

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

The estimated fair values of the Bank’s significant on-balance sheet financial instruments at September 30, 2011, and December 31, 2010, were as follows:

(Dollars in 000’s)
	As of September 30, 2011		As of December 31, 2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$66,061	$66,061	$138,974	$138,974
Interest-bearing certificates of deposit (original maturities greater than 90 days)	$1,500	$1,500	$1,500	$1,500
Investment securities available-for-sale	$298,617	$298,617	$183,683	$183,683
Investment securities held-to-maturity	$—	$—	$29,133	$29,615
Investment securities - CRA	$2,000	$2,000	$2,000	$2,000
Restricted equity investments	$3,310	$3,310	$3,474	$3,474
Loans held-for-sale	$963	$963	$929	$929
Loans	$853,557	$855,415	$978,546	$913,834

Financial liabilities:
Deposits	$1,161,032	$1,168,049	$1,266,249	$1,275,519
FHLB borrowings	$—	$—	$22	$22
Securities sold under agreements to repurchase	$2,873	$2,873	$—	$—
Junior subordinated debentures	$30,928	$12,409	$30,928	$20,629

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

In April 2011, the FASB issued Accounting Standards Update ASU No. 2011-02 “Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring Is A Troubled Debt Restructuring.” This Standard clarifies the accounting principles applied to loan modifications. ASU No. 2011-02 was issued to address the recording of an impairment loss in FASB ASC 310, Receivables. The changes apply to a lender that modifies a receivable covered by Subtopic 310-40 Receivables – Troubled Debt Restructurings by Creditors. This standard is effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively. The adoption of ASU No. 2011-02 did not have a material impact on the consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the audited consolidated financial statements and related notes to those statements of PremierWest Bancorp (“Bancorp” or the “Company”) that appear under the heading “Financial Statements and Supplementary Data” in Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2010 (“2010 10-K”), as well as the unaudited consolidated financial statements for the current quarter found under Item 1 above.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

Statements in this Annual Report of PremierWest Bancorp (“Bancorp” or the “Company”) regarding future events or performance are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) and are made pursuant to the safe harbors of the PSLRA. The Company’s actual results could be quite different from those expressed or implied by the forward-looking statements. Words such as “could,” “may,” “should,” “plan,” “believes,” “anticipates,” “estimates,” “predicts,” “expects,” “projects,” “potential,” “likely,” or “continue,” or words of similar import, often help identify “forward-looking statements,” which include any statements that expressly or implicitly predict future events, results, or performance. Factors that could cause events, results or performance to differ from those expressed or implied by our forward-looking statements include, among others, risks discussed in Item 1A, “Risk Factors” of the 2010 10-K, risks discussed elsewhere in the text of this report and in our filings with the SEC, as well as the following specific factors:

•

General economic conditions, whether national or regional, and conditions in real estate markets, that may affect the demand for our loan and other products, lead to declines in credit quality and increase in loan losses, negatively affect the value and salability of the real estate that we own or that is the collateral for many of our loans, and hinder our ability to increase lending activities;

•

Changing bank regulatory conditions, policies, or programs, whether arising as new legislation or regulatory initiatives or changes in our regulatory classifications, that could lead to restrictions on activities of banks generally or PremierWest Bank (the “Bank”) in particular, increased costs, including higher deposit insurance premiums, price controls on debit card interchange, regulation or prohibition of certain income producing activities, or changes in the secondary market for bank loan and other products;

•

Competitive factors, including competition with community, regional and national financial institutions, that may lead to pricing pressures that reduce yields the Bank earns on loans or increase rates the Bank pays on deposits, the loss of our most valued customers, defection of key employees or groups of employees, or other losses;

•

Increasing or decreasing interest rate environments, including the slope and level of the yield curve, that could lead to decreases in net interest margin, lower net interest and fee income, including lower gains on sales of loans, and changes in the value of the Company’s investment securities; and

•

Changes or failures in technology or third party vendor relationships in important revenue production or service areas or increases in required investments in technology that could reduce our revenues, increase our costs, or lead to disruptions in our business.

Furthermore, forward-looking statements are subject to risks and uncertainties related to the Company’s ability to, among other things: dispose of properties or other assets obtained through foreclosures at expected prices and within a reasonable period of time; attract and retain key personnel; generate loan and deposit balances at projected spreads; sustain fee generation including gains on sales of loans; maintain asset quality and control risk; limit the amount of net loan charge-offs; manage its interest rate sensitivity position in periods of changing market interest rates; adapt to changing customer deposit, investment and borrowing behaviors; control expense growth; and monitor and manage the Company’s financial reporting, operating and disclosure control environments.

Readers are cautioned not to place undue reliance on our forward-looking statements, which reflect management’s analysis only as of the date of the statements. The Company does not intend to publicly revise or update forward-looking statements to reflect events or circumstances that arise after the date of this report.

Readers should carefully review all disclosures we file from time to time with the Securities and Exchange Commission (“SEC”).

Third Quarter 2011 Financial Overview

PREMIERWEST BANCORP

FINANCIAL HIGHLIGHTS

(All amounts in 000’s, except per share data)

(unaudited)

STATEMENT OF OPERATIONS AND LOSS PER COMMON SHARE DATA

	September 30, 2011	September 30, 2010	Change	% Change	June 30, 2011	Change	% Change
For the Three Months Ended
Interest and dividend income	$15,036	$17,269	$(2,233)	-12.9%	$15,697	$(661)	-4.2%
Interest expense	2,187	3,636	(1,449)	-39.9%	2,571	(384)	-14.9%

Net interest income	12,849	13,633	(784)	-5.8%	13,126	(277)	-2.1%
Loan loss provision	5,050	1,600	3,450	215.6%	—	5,050	nm
Non-interest income	2,667	2,728	(61)	-2.2%	2,693	(26)	-1.0%
Non-interest expense	13,298	15,562	(2,264)	-14.5%	17,872	(4,574)	-25.6%

Loss before provision for income taxes	(2,832)	(801)	(2,031)	-253.6%	(2,053)	(779)	-37.9%
Provision for income taxes	23	—	23	nm	5	18	360.0%

Net loss	$(2,855)	$(801)	$(2,054)	-256.4%	$(2,058)	$(797)	-38.7%
Less preferred stock dividends and discount accretion	614	620	(6)	-1.0%	613	1	0.2%

Net loss applicable to common shareholders	$(3,469)	$(1,421)	$(2,048)	-144.1%	$(2,671)	$(798)	-29.9%

Basic loss per common share (1)	$(0.35)	$(0.14)	$(0.21)	-150.0%	$(0.27)	$(0.08)	-29.6%

Diluted loss per common share (1)	$(0.35)	$(0.14)	$(0.21)	-150.0%	$(0.27)	$(0.08)	-29.6%

Average common shares outstanding—basic (1)	10,035,241	10,034,830	411	0.0%	10,034,491	750	0.0%
Average common shares outstanding—diluted (1)	10,035,241	10,034,830	411	0.0%	10,034,491	750	0.0%

	September 30, 2011	September 30, 2010	Change	% Change
For the Nine Months Ended
Interest and dividend income	$45,765	$53,118	$(7,353)	-13.8%
Interest expense	7,589	9,815	(2,226)	-22.7%

Net interest income	38,176	43,303	(5,127)	-11.8%
Loan loss provision	11,350	10,050	1,300	12.9%
Non-interest income	8,462	7,842	620	7.9%
Non-interest expense	46,911	46,014	897	1.9%

Loss before provision for income taxes	(11,623)	(4,919)	(6,704)	-136.3%
Provision for income taxes	44	—	44	nm

Net loss	$(11,667)	$(4,919)	$(6,748)	-137.2%
Less preferred stock dividends and discount accretion	1,883	1,867	16	0.9%

Net loss applicable to common shareholders	$(13,550)	$(6,786)	$(6,764)	-99.7%

Basic loss per common share (1)	$(1.35)	$(0.88)	$(0.47)	-53.4%

Diluted loss per common share (1)	$(1.35)	$(0.88)	$(0.47)	-53.4%

Average common shares outstanding—basic (1)	10,035,240	7,739,490	2,295,750	29.7%
Average common shares outstanding—diluted (1)	10,035,240	7,739,490	2,295,750	29.7%

(1)	As of September 30, 2011, June 30, 2011, and September 30, 2010, 109,039 common shares related to the potential exercise of the warrant issued to the U.S. Treasury, pursuant to the Troubled Asset Relief Program (TARP) Capital Purchase Program were not included in the computation of diluted earnings per share as their inclusion would have been anti-dilutive.

nm = not meaningful

SELECTED FINANCIAL RATIOS

(annualized) (unaudited)

	September 30, 2011	September 30, 2010	Change	June 30, 2011	Change
For the Three Months ended
Yield on average gross loans (1)	6.06%	5.96%	0.10	6.18%	(0.12)
Yield on average investments (1)	1.99%	1.74%	0.25	2.00%	(0.01)
Total yield on average earning assets (1)	4.93%	5.06%	(0.13)	5.01%	(0.08)
Cost of average interest bearing deposits	0.90%	1.27%	(0.37)	1.02%	(0.12)
Cost of average borrowings	1.71%	3.65%	(1.94)	1.73%	(0.02)
Cost of average total deposits and borrowings	0.72%	1.08%	(0.36)	0.83%	(0.11)
Cost of average interest bearing liabilities	0.93%	1.33%	(0.40)	1.04%	(0.11)
Net interest spread	4.00%	3.73%	0.27	3.97%	0.03
Net interest margin (1)	4.21%	4.00%	0.21	4.19%	0.02
Net charge-offs to average gross loans	2.95%	1.26%	1.69	2.18%	0.77
Allowance for loan losses to gross loans	3.16%	4.07%	(0.91)	3.22%	(0.06)
Allowance for loan losses to non-performing loans	34.49%	36.59%	(2.10)	30.74%	3.75
Loans 30-89 days past due and still accruing as a percent of gross loans	0.14%	1.12%	(0.98)	0.32%	(0.18)
Non-performing loans to gross loans	9.16%	11.11%	(1.95)	10.48%	(1.32)
Non-performing assets to total assets	8.17%	10.18%	(2.01)	9.08%	(0.91)
Return on average common equity	-26.94%	-9.12%	(17.82)	-21.35%	(5.59)
Return on average assets	-1.04%	-0.39%	(0.65)	-0.79%	(0.25)
Efficiency ratio (2)	85.71%	95.12%	(9.41)	112.98%	(27.27)

	September 30, 2011	September 30, 2010	Change
For the Nine Months ended
Yield on average gross loans (1)	6.00%	5.96%	0.04
Yield on average investments (1)	1.91%	1.84%	0.07
Total yield on average earning assets (1)	4.88%	5.11%	(0.23)
Cost of average interest bearing deposits	1.00%	1.08%	(0.08)
Cost of average borrowings	1.85%	4.14%	(2.29)
Cost of average total deposits and borrowings	0.81%	0.95%	(0.14)
Cost of average interest bearing liabilities	1.03%	1.17%	(0.14)
Net interest spread	3.85%	3.94%	(0.09)
Net interest margin (1)	4.08%	4.17%	(0.09)
Net charge-offs to average gross loans	2.92%	1.67%	1.25
Allowance for loan losses to gross loans	3.16%	4.07%	(0.91)
Allowance for loan losses to non-performing loans	34.49%	36.59%	(2.10)
Non-performing loans to gross loans	9.16%	11.11%	(1.95)
Non-performing assets to total assets	8.17%	10.18%	(2.01)
Return on average common equity	-34.39%	-17.14%	(17.25)
Return on average assets	-1.33%	-0.61%	(0.72)
Efficiency ratio (2)	100.59%	89.97%	10.62

(1)	Tax-exempt income as been adjusted to a tax equivalent basis at a 40% rate.
(2)	Non-interest expense divided by net interest income plus non-interest income

PREMIERWEST BANCORP

FINANCIAL HIGHLIGHTS

(unaudited)

Reconciliation of Non-GAAP Measure:

Tax Equivalent Net Loss Applicable to Common Shareholders

(Dollars in 000’s)

	September 30, 2011	September 30, 2010
For the Three Months ended
Net interest income	$12,849	$13,633
Tax equivalent adjustment for municipal loan interest	45	47
Tax equivalent adjustment for municipal bond interest	3	33

Tax equivalent net interest income	12,897	13,713
Provision for loan losses	5,050	1,600
Non-interest income	2,667	2,728
Non-interest expense	13,298	15,562
Provision for income taxes	23	—

Tax equivalent net loss	(2,807)	(721)
Preferred stock dividends and discount accretion	614	620

Tax equivalent net income (loss) applicable to common shareholders	$(3,421)	$(1,341)

	September 30, 2011	September 30, 2010
For the Nine Months ended
Net interest income	$38,176	$43,303
Tax equivalent adjustment for municipal loan interest	134	141
Tax equivalent adjustment for municipal bond interest	51	101

Tax equivalent net interest income	38,361	43,545
Provision for loan losses	11,350	10,050
Non-interest income	8,462	7,842
Non-interest expense	46,911	46,014
Provision for income taxes	44	—

Tax equivalent net loss	(11,482)	(4,677)
Preferred stock dividends and discount accretion	1,883	1,867

Tax equivalent net loss applicable to common shareholders	$(13,365)	$(6,544)

PREMIERWEST BANCORP

FINANCIAL HIGHLIGHTS

(All amounts in 000’s, except per share data)

(unaudited)

BALANCE SHEET

	September 30, 2011	September 30, 2010	Change	% Change	June 30, 2011	Change	% Change
Cash and cash equivalents	$66,061	$118,973	$(52,912)	-44.5%	$71,003	$(4,942)	-7.0%
Interest-bearing certificates of deposit	1,500	1,500	—	0.0%	1,500	—	0.0%
Investment securities	303,927	196,927	107,000	54.3%	290,816	13,111	4.5%
Gross loans, net of deferred fees	851,838	1,034,558	(182,720)	-17.7%	880,853	(29,015)	-3.3%
Allowance for loan losses	(26,975)	(42,120)	15,145	-36.0%	(28,433)	1,458	-5.1%

Net loans	824,863	992,438	(167,575)	-16.9%	852,420	(27,557)	-3.2%
Other assets	104,760	114,841	(10,081)	-8.8%	106,300	(1,540)	-1.4%

Total assets	$1,301,111	$1,424,679	$(123,568)	-8.7%	$1,322,039	$(20,928)	-1.6%

Total deposits	1,161,032	1,277,625	(116,593)	-9.1%	1,177,838	(16,806)	-1.4%
Borrowings	33,801	30,951	2,850	9.2%	37,833	(4,032)	-10.7%
Other liabilities	17,938	16,401	1,537	9.4%	17,963	(25)	-0.1%
Stockholders’ equity	88,340	99,702	(11,362)	-11.4%	88,405	(65)	-0.1%

Total liabilities and stockholders’ equity	$1,301,111	$1,424,679	$(123,568)	-8.7%	$1,322,039	$(20,928)	-1.6%

Period end common shares outstanding	10,035,241	10,034,830	411	0.0%	10,034,491	750	0.0%
Book value per common share (1)	$4.79	$5.96	$(1.17)	-19.6%	$4.81	$(0.02)	-0.4%
Tangible book value per common share (2)	$4.58	$5.69	$(1.11)	-19.5%	$4.59	$(0.01)	-0.2%
Adversely classified loans
Rated substandard or worse	$114,223	$193,133	$(78,910)	-40.9%	$114,565	$(342)	-0.3%
Impaired	78,210	115,103	(36,893)	-32.1%	92,505	(14,295)	-15.5%

Total adversely classified loans (3)	$192,433	$308,236	$(115,803)	-37.6%	$207,070	$(14,637)	-7.1%

Loans 30-89 days past due and still accruing	$1,208	$11,129	$(9,921)	-89.1%	$2,781	$(1,573)	-56.6%
Non-performing assets:
Loans on nonaccrual status	$78,109	$114,990	$(36,881)	-32.1%	$92,266	$(14,157)	-15.3%
90-days past due and accruing	101	113	(12)	-10.6%	239	(138)	-57.7%

Total non-performing loans	78,210	115,103	(36,893)	-32.1%	92,505	(14,295)	-15.5%
Other real estate owned and foreclosed assets	28,127	29,902	(1,775)	-5.9%	27,579	548	2.0%

Total non-performing assets	$106,337	$145,005	$(38,668)	-26.7%	$120,084	$(13,747)	-11.4%

Troubled debt restructurings:
On accrual status	$2,620	$225	$2,395	1064.4%	$1,827	$793	43.4%
On nonaccrual status	47,689	34,120	13,569	39.8%	43,375	4,314	9.9%

Total troubled-debt restructurings	$50,309	$34,345	$15,964	46.5%	$45,202	$5,107	11.3%

(1)	Book value is calculated as the total common equity (less preferred stock and the discount on preferred stock) divided by the period ending number of common shares outstanding.
(2)	Tangible book value is calculated as the total common equity (less preferred stock and the discount on preferred stock) less core deposit intangibles divided by the period ending number of common shares outstanding.
(3)	Includes non-performing loans shown in total below

nm = not meaningful

QUARTERLY ACTIVITY

	September 30, 2011	September 30, 2010	Change	% Change	June 30, 2011	Change	% Change
Allowance for loan losses:
Balance beginning of period	$28,433	$43,917	$(15,484)	-35.3%	$33,366	$(4,933)	-14.8%
Provision for loan losses	5,050	1,600	3,450	215.6%	—	5,050	nm
Net (charge-offs) recoveries	(6,508)	(3,397)	3,111	-91.6%	(4,933)	1,575	-31.9%

Balance end of period	$26,975	$42,120	$(15,145)	-36.0%	$28,433	$(1,458)	-5.1%

Nonperforming loans:
Balance beginning of period	$92,505	$129,703	$(37,198)	-28.7%	$109,844	$(17,339)	-15.8%
Transfers from performing loans	2,391	10,504	(8,113)	-77.2%	4,760	2,369	-49.8%
Loans returned to performing status	(3,068)	(93)	(2,975)	-3198.9%	(4,428)	(1,360)	30.7%
Transfers to OREO	(4,731)	(17,259)	12,528	72.6%	(4,122)	609	-14.8%
Principal reduction from payment	(1,980)	(4,009)	2,029	50.6%	(6,933)	(4,953)	71.4%
Principal reduction from charge-off	(6,907)	(3,743)	(3,164)	-84.5%	(6,616)	291	-4.4%

Total nonperforming loans	$78,210	$115,103	$(36,893)	-32.1%	$92,505	$(14,295)	-15.5%

Other real estate owned (OREO) and foreclosed assets, beginning of period	$27,579	$15,084	$12,495	82.8%	$29,757	$(2,178)	-7.3%
Transfers from outstanding loans	4,731	17,259	(12,528)	-72.6%	4,122	609	14.8%
Improvements and other additions	—	95	(95)	-100.0%	—	—	nm
Sales, net of gains	(3,310)	(1,807)	1,503	83.2%	(1,566)	1,744	111.4%
Impairment charges	(873)	(729)	144	-19.8%	(4,734)	(3,861)	81.6%

Total OREO and foreclosed assets, end of period	$28,127	$29,902	$(1,775)	-5.9%	$27,579	$548	2.0%

QUARTERLY AVERAGES
	September 30, 2011	September 30, 2010	Change	% Change	June 30, 2011	Change	% Change
Average fed funds sold and investments	$338,133	$288,591	$49,542	17.2%	$353,971	$(15,838)	-4.5%
Average gross loans	$875,930	$1,070,369	$(194,439)	-18.2%	$907,056	$(31,126)	-3.4%
Average mortgages held for sale	$440	$625	$(185)	-29.6%	$603	$(163)	-27.0%
Average interest earning assets	$1,214,503	$1,359,585	$(145,082)	-10.7%	$1,261,630	$(47,127)	-3.7%
Average total assets	$1,317,351	$1,449,421	$(132,070)	-9.1%	$1,357,844	$(40,493)	-3.0%
Average non-interest-bearing deposits	$273,599	$250,473	$23,126	9.2%	$259,668	$13,931	5.4%
Average interest-bearing deposits	$898,787	$1,049,939	$(151,152)	-14.4%	$953,536	$(54,749)	-5.7%
Average total deposits	$1,172,386	$1,300,412	$(128,026)	-9.8%	$1,213,204	$(40,818)	-3.4%
Average total borrowings	$35,269	$30,952	$4,317	13.9%	$36,443	$(1,174)	-3.2%
Average stockholders’ equity	$91,277	$101,641	$(10,364)	-10.2%	$90,269	$1,008	1.1%
Average common equity	$51,085	$61,833	$(10,748)	-17.4%	$50,173	$912	1.8%

PREMIERWEST BANCORP

FINANCIAL HIGHLIGHTS

(All amounts in 000’s, except per share data)

(unaudited)

YEAR-TO-DATE ACTIVITY

	September 30, 2011	September 30, 2010	Change	% Change
Allowance for loan losses:
Balance beginning of period	$35,582	$45,903	$(10,321)	-22.5%
Provision for loan losses	11,350	10,050	1,300	12.9%
Net (charge-offs) recoveries	(19,957)	(13,833)	6,124	-44.3%

Balance end of period	$26,975	$42,120	$(15,145)	-36.0%

Nonperforming loans:
Balance beginning of period	$129,616	$103,917	$25,699	24.7%
Transfers from performing loans	9,874	73,614	(63,740)	-86.6%
Loans returned to performing status	(4,428)	(11,988)	7,560	63.1%
Transfers to OREO	(13,103)	(22,368)	9,265	41.4%
Principal reduction from payment	(17,675)	(9,362)	(8,313)	-88.8%
Principal reduction from charge-off	(26,074)	(18,710)	(7,364)	-39.4%

Total nonperforming loans	$78,210	$115,103	$(36,893)	-32.1%

Other real estate owned (OREO) and foreclosed assets, beginning of period	$32,009	$24,748	$7,261	29.3%
Transfers from outstanding loans	13,103	22,368	(9,265)	-41.4%
Improvements and other additions	10	419	(409)	-97.6%
Sales, net of gains	(9,312)	(13,809)	(4,497)	-32.6%
Impairment charges	(7,683)	(3,824)	3,859	-100.9%

Total OREO and foreclosed assets, end of period	$28,127	$29,902	$(1,775)	-5.9%

YEAR-TO-DATE AVERAGES
	September 30, 2011	September 30, 2010	Change	% Change
Average fed funds sold and investments	$343,674	$288,509	$55,165	19.1%
Average gross loans	$914,128	$1,107,243	$(193,115)	-17.4%
Average mortgages held for sale	$587	$613	$(26)	-4.2%
Average interest earning assets	$1,258,389	$1,396,365	$(137,976)	-9.9%
Average total assets	$1,357,355	$1,484,693	$(127,338)	-8.6%
Average non-interest-bearing deposits	$262,470	$251,550	$10,920	4.3%
Average interest-bearing deposits	$949,623	$1,094,300	$(144,677)	-13.2%
Average total deposits	$1,212,093	$1,345,850	$(133,757)	-9.9%
Average total borrowings	$34,505	$30,953	$3,552	11.5%
Average stockholders’ equity	$92,774	$92,658	$116	0.1%
Average common equity	$52,677	$52,946	$(269)	-0.5%

During third quarter 2011, we recorded:

•

Net loss applicable to common shareholders of $3.5 million, after $5.1 million in loan loss provision and net OREO and foreclosed asset expenses of $600,000. This compares to a net loss applicable to common shareholders of $1.4 million in third quarter 2010, after $1.6 million in loan loss provision and net OREO and foreclosed asset expenses of $1.4 million;

•	Net interest margin of 4.21%, an increase of 21 basis points from 4.00% in third quarter 2010;

•	Average rate paid on total deposits and borrowings of 0.72%, a 36 basis point decline from 1.08% the same quarter in 2010;

•	Net loan charge-offs of $6.5 million, compared to $3.4 million in third quarter 2010;

•	Loans past due 30 – 89 days and still accruing of $1.2 million or 0.14% of total loans, down from $11.1 million or 1.12% at September 30, 2010;

•	Allowance for loan losses of $27.0 million, or 3.16% of gross loans, compared to $42.1 million, or 4.07%, at September 30, 2010.

Management continued to execute strategies that have resulted in further strengthening of the Company, including:

•	Reducing adversely classified loans by 7%, or $14.6 million, during the quarter, and $115.8 million, or 38% to $192.4 million, compared to $308.2 million at September 30, 2010;

•	Reducing nonperforming assets by 11%, or $13.7 million, during the quarter and 27%, or $38.7 million over the past twelve months;

•	Improvement in the Bank’s total risk-based and leverage capital ratios to 12.71% and 8.80%, respectively, up from 12.14% and 8.69% at September 30, 2010;

•

Growth in average non-interest bearing demand deposits of $13.9 million during the quarter to $273.6 million, or 23% of total average deposits, up from $259.7 million, or 21% of total deposits in preceding quarter and $250.5 million, or 19% of total average deposits in third quarter 2010.

On February 10, 2011, Bancorp implemented a 1-for-10 reverse split of its common stock (the “Reverse Stock Split”) pursuant to an amendment to its Restated Articles of Incorporation approved by shareholders on December 16, 2010. All share and per share related amounts in this report have been restated to reflect the Reverse Stock Split.

As a result of the Reverse Stock Split, every ten shares of the Company’s common stock issued and outstanding at the end of the effective date were combined and reclassified into one share of common stock. Bancorp did not issue fractional shares of common stock and paid cash in lieu of fractional shares resulting from the Reverse Stock Split. Cash payments for fractional shares were determined on the basis of the stock’s average closing price on the NASDAQ Global Select Market for the five trading days immediately preceding the effective date, as adjusted for the Reverse Stock Split.

Also as a result of the Reverse Stock Split, the number of outstanding shares of common stock declined from 100,348,303 shares to 10,035,241 shares. The number of authorized shares of common stock was previously established, and remained, at 150,000,000 following the reverse stock split. Proportional adjustments have also been made to the conversion or exercise rights under the Company’s outstanding stock incentive plans, preferred stock, restricted stock, stock options and warrants.

Results of Operations

Three and nine months ended September 30, 2011, and 2010

Net Loss Applicable to Common Shareholders. Net loss applicable to common shareholders for the three months ended September 30, 2011 was $3.5 million. Net loss applicable to common shareholders for the nine months ended September 30, 2011 was $13.6 million. This compares to a net loss applicable to common shareholders of $1.4 and $6.8 million for the three and nine months ended September 30, 2010, respectively. Loss per basic and diluted share for the three months and nine months ended September 30, 2011, was $0.35 and $1.35, as compared to a loss per basic and diluted share of $0.14 and $0.88 for the three and nine months ended September 30, 2010. For additional detail regarding calculation of our earnings per diluted share in the current quarter and year to date, see Note 11 “Basic and Diluted Loss Per Common Share” of our interim financial statements included under Item 1 of this report.

Net Interest Income. The following table sets forth, for the periods indicated, information with regard to (1) average balances of assets and liabilities, (2) interest income on interest earning assets and interest expense on interest bearing liabilities, (3) resulting yields and rates, (4) net interest income and (5) net interest spread. Nonaccrual loans have been included in the tables as loans carrying a zero yield. Loan fees are recognized as income using the interest method over the life of the loan.

The following table sets forth certain information relating to the Company’s consolidated average interest-earning assets and interest-bearing liabilities and reflect average yield on assets and average cost of liabilities for the periods indicated. The yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the periods presented. During the periods indicated, non-accruing loans are included in the loan category. The yields and costs include fees, premiums and discounts, which are considered adjustments to yield. The table reflects the effect of income taxes on nontaxable loans and securities.

	For the Three Months Ended
	September 30, 2011			December 31, 2010			September 30, 2010
	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates
(Dollars in 000’s)
ASSETS:
Interest earning balances due from banks	$48,987	$30	0.24%	$19,626	$13	0.26%	$21,416	$15	0.28%
Federal funds sold	3,149	2	0.25%	93,016	59	0.25%	83,607	53	0.25%
Investments	285,997	1,664	2.31%	208,916	1,406	2.67%	183,568	1,199	2.59%
Gross loans (1)	875,930	13,380	6.06%	1,013,339	14,515	5.68%	1,070,369	16,074	5.96%
Mortgages held for sale	440	8	7.21%	623	6	3.82%	625	8	5.08%

Total interest earning assets	1,214,503	15,084	4.93%	1,335,520	15,999	4.75%	1,359,585	17,349	5.06%
Allowance for loan losses	(27,488)			(41,673)			(43,624)
Other assets	130,336			135,755			133,460

Total assets	$1,317,351			$1,429,602			$1,449,421

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing deposits	898,787	2,034	0.90%	1,029,168	3,114	1.20%	1,049,939	3,351	1.27%
Borrowings	35,269	153	1.72%	30,950	145	1.86%	30,951	285	3.65%

Total interest bearing liabilities	934,056	2,187	0.93%	1,060,118	3,259	1.22%	1,080,890	3,636	1.33%
Non-interest-bearing deposits	273,599			252,028			250,473
Other liabilities	18,402			17,545			16,417
Equity	91,294			99,911			101,641

Total liabilities and shareholders’ equity	$1,317,351			$1,429,602			$1,449,421

Net interest income (3)		$12,897			$12,740			$13,713

Net interest spread			4.00%			3.53%			3.73%
Average yield on earning assets (2) (3)			4.93%			4.75%			5.06%
Interest expense to earning assets			0.71%			0.97%			1.06%
Net interest income to earning assets (2) (3)			4.21%			3.78%			4.00%
Reconciliation of Non-GAAP measure:
Tax Equivalent Net Interest Income
Net interest income		$12,849			$12,665			$13,633
Tax equivalent adjustment for municipal loan interest		45			45			47
Tax equivalent adjustment for municipal bond interest		3			30			33

Tax equivalent net interest income		$12,897			$12,740			$13,713

Non-GAAP financial mesures have inherent limitations, are not reuired to be uniformly applied, and are not audited.

Management believes that presentation of this non-GAAP measure provides useful information frequently used by shareholders in the evaluation of a company.

Non-GAAP financial measures have limitations as analytical tools and should not be considered in isolation or as a substitue for analyses of results as reported under GAAP.

(1)	Non-accrual loans of approximately $78.1 million at 9/30/11, $129.5 million at 12/31/2010, $115.0 million for 9/30/2010 are included in the average loan balances.
(2)	Loan interest income includes loan fee income of $198,000, $(23,000) , and $80,000 for 9/30/2011, 12/31/2010, and 09/30/2010, respectively.
(3)	Tax-exempt income has been adjusted to a tax equivalent basis at a 40% effective rate.

The following table provides the reconciliation of net loss applicable to common shareholder to pre-tax, pre-credit cost operating income (non-GAAP) for the periods presented:

(Dollars in 000’s)
	September 30, 2011	September 30, 2010	June 30, 2011	Sequential Quarter % Change	Year over Year % Change
For The Three Months Ended
Net loss applicable to common shareholders	$(3,469)	$(1,421)	$(2,671)	-30%	-144%
Provision for loan losses	5,050	1,600	—	nm	216%
Net cost of operations of other real estate owned and foreclosed assets	644	1,385	4,406	-85%	-54%
Provision (benefit) for income taxes	23	—	5	360%	nm
Preferred stock dividends and discount accretion	614	620	613	0%	-1%

Pre-tax, pre-credit cost operating income	$2,862	$2,184	$2,353	22%	31%

	September 30, 2011	September 30, 2010
For The Nine Months Ended
Net loss applicable to common shareholders	$(13,550)	$(6,786)			-100%
Provision for loan losses	11,350	10,050			13%
Net cost of operations of other real estate owned and foreclosed assets	7,174	4,350
Provision (benefit) for income taxes	44	—			nm
Preferred stock dividends and discount accretion	1,883	1,867			1%

Pre-tax, pre-credit cost operating income	$6,901	$9,481			-27%

nm = not meaningful

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

Third quarter 2011 net interest income decreased from the same quarter in 2010 and as compared to the previous calendar quarter. This is primarily due to a decline in average interest earning assets during these periods as part of the company’s deleveraging strategy. Correspondingly, average interest bearing liabilities decreased during these same periods. Changes in the balance sheet mix also contributed to declines in net interest income during these periods. Loan balances have declined through payoffs and charge offs. Investment securities have grown as a proportion of the balance sheet with loan demand continuing to be weak due to the economic slowdown. As such, lower yielding investment securities comprise a higher percentage of the Bank’s earning assets.

However, the third quarter 2011 net interest margin increased from third quarter 2010, predominantly due to a lower cost of interest bearing deposits. The spread between the yield earned on loans and rate paid on interest bearing deposits improved year-over-year in the third quarter despite the decline in higher yielding loan balances as a proportion of average earning assets. The improvement in yields on investment securities also contributed to the increase in net interest margin between the periods.

Management currently estimates that the Bank remains slightly asset sensitive over the next twelve month measurement period. As such, earning assets are forecast to mature or re-price more frequently than interest bearing liabilities over this period. Management’s ability to maintain or enhance the Bank’s net interest margin will depend in part on the ability to generate new loans, further reduce nonperforming assets and control the cost of funds. All of these actions will depend on economic conditions, competitive factors and market interest rate trends. For more information see the discussion under the heading “Quantitative and Qualitative Disclosures about Market Risk” in our 2010 Form 10-K.

Provision for Credit Losses. Bancorp recorded a $5.1 million provision for credit losses, for the third quarter of 2011 compared to $1.6 million in the third quarter of 2010. This additional provision included a $3.6 million specific reserve established due to recent uncertainties surrounding the value of collateral supporting a specific borrowing relationship totaling approximately $21 million. While loan net charge-offs in the current quarter increased versus the third quarter of 2010, the overall risk profile of the Company’s loan portfolio continues to improve. The level of adversely classified and non-performing loans has declined significantly during the past year. In addition, the percentage of loans past due 30 – 89 days and still accruing as of September 30, 2011 is down significantly from the same period one year ago. The provision for credit losses was $11.4 million for the nine months ended September 30, 2011, compared to $10.1 million in the same period last year. The provision for credit losses will depend primarily on economic conditions, real estate valuations, and the interest rate environment, as an increase in interest rates could put pressure on the ability of our borrowers to repay loans. For more information, see the discussion under the subheading “Allowance for Credit Losses and Net Loan Charge-offs” below.

Non-interest Income. Total non-interest income for the quarter ended September 30, 2011 was virtually unchanged as compared to the third quarter of 2010. Service charge income on deposit accounts in 2011 declined due to a reduction in the amount of non-sufficient check items from the same period in 2010. Also, the third quarter of 2010 contained a one-time recovery of a prior period operating loss of $200,000. Offsetting the above declines were increases in gains on sales of securities achieved as part of a plan to reduce the proportion of lower yielding cash-equivalent investments and increase the proportion of higher-yielding federal government guaranteed and municipal securities. Investment brokerage fee income also grew in 2011 versus 2010 due to increasing sales of higher yield investment products in a period of historically low deposit interest rates. In addition, the Bank continues to experience growth in debit card interchange income due to the increased use of this channel to access deposit services. Non-interest income for the nine months ended September 30, 2011, increased as compared to the same period in 2010. The year-to-date increase in noninterest income was primarily due to gains on sales of securities, growth in investment brokerage fee income, increases in debit card interchange income as noted above and gain in death-benefit from bank-owned life insurance. The increase was partially offset by the decline in deposit account service charge income as previously noted.

In November 2010 the Federal Deposit Insurance Corporation (“FDIC”) issued mandates on overdraft payment programs applicable to its supervised institutions, including the Bank. These restrictions were effective July 1, 2011. The Bank began implementing changes to its overdraft payment program in the second quarter of 2011 to comply with the FDIC’s mandates. The Company believes these mandates may adversely affect noninterest income in future periods.

The following table illustrates the components and change in noninterest income for the periods shown:

(Dollars in 000’s)

For The Three Months Ended

	September 30, 2011	September 30, 2010	$ Change	% Change	June 30, 2011	$ Change	% Change
Non-interest income
Service charges on deposit accounts	$946	$1,092	$(146)	-13.4%	$921	$25	2.7%
Other commissions and fees	724	716	8	1.1%	671	53	7.9%
Net gain on sale of securities, available for sale	227	84	143	170.2%	424	(197)	-46.5%
Investment brokerage and annuity fees	468	340	128	37.6%	426	42	9.9%
Mortgage banking fees	61	110	(49)	-44.5%	84	(23)	-27.4%
Other non-interest income:
Other income	85	12	73	608.3%	7	78	1114.3%
Increase in value of BOLI	126	136	(10)	-7.4%	135	(9)	-6.7%
Other non-interest income	30	238	(208)	-87.4%	25	5	20.0%

Total non-interest income	$2,667	$2,728	$(61)	-2.2%	$2,693	$(26)	-1.0%

For The Nine Months Ended

	September 30, 2011	September 30, 2010	$ Change	% Change
Non-interest income
Service charges on deposit accounts	$2,822	$3,187	$(365)	-11.5%
Other commissions and fees	2,040	2,156	(116)	-5.4%
Net gain on sale of securities, available for sale	1,000	380	620	163.2%
Investment brokerage and annuity fees	1,394	1,047	347	33.1%
Mortgage banking fees	270	291	(21)	-7.2%
Other non-interest income:
Other income	137	23	114	495.7%
Increase in value of BOLI	384	406	(22)	-5.4%
Other non-interest income	415	352	63	17.9%

Total non-interest income	$8,462	$7,842	$620	7.9%

In November 2010 the Federal Deposit Insurance Corporation (“FDIC”) issued mandates on overdraft payment programs applicable to its supervised institutions, including the Bank. These restrictions were effective July 1, 2011. The Bank began implementing changes to its overdraft payment program in the second quarter of 2011 to comply with the FDIC’s mandates. The Company believes these mandates may adversely affect noninterest income in future periods.

Non-interest Expense. Non-interest expense for the three months ended September 30, 2011 declined compared to third quarter 2010. Salaries and employee benefits expense decreased due to a reduction in loan workout personnel to reflect the decline in problem assets. Personnel reductions were also affected in loan production staff in response to soft loan demand currently experienced due to the current economic downturn. Reductions in branch personnel were also made to correspond to the continued growth in use of non-branch channels by customers to access banking services. Costs associated with OREO and related third-party loan expenses declined due to a reduction in the number of such assets reappraised during the period versus the same period in the prior year. In addition, the Company’s FDIC insurance premium expense declined from the third quarter in 2010 as a result of a recent change in assessment methodology and the planned deleveraging of the Bank. Occupancy and equipment expenses were higher in the current period due to one-time costs of $136,000 associated with the termination of a lease versus third quarter 2010.

Non-interest expense for the nine months ended September 30, 2011, increased compared to the same period in 2010. The increase was primarily due to larger dollar amounts of OREO write downs to current market value. Occupancy and equipment expenses were higher due to increased repairs and maintenance expenses versus the first nine months of 2010. Reductions in salary and employee benefits and FDIC insurance premium expense were achieved in this period as compared to the same period in 2010 for the same reasons stated above. The Company continues to make progress in lowering its cost structure without negative effects on our customers. We expect our non-interest expenses will continue to be affected by expenses associated with elevated levels of nonperforming assets.

The following table illustrates the components and changes in noninterest expense for the periods shown:

(Dollars in 000’s)

For The Three Months Ended

Non-interest expense	September 30, 2011	September 30, 2010	$ Change	% Change	June 30, 2011	$ Change	% Change
Salaries and employee benefits	$6,395	$7,578	$(1,183)	-15.6%	$7,113	$(718)	-10.1%
Net cost of OREO and foreclosed assets	644	1,385	(741)	-53.5%	4,406	(3,762)	-85.4%
Net occupancy and equipment	2,140	1,904	236	12.4%	1,845	295	16.0%
FDIC and state assessments	800	1,166	(366)	-31.4%	798	2	0.3%
Professional fees	613	731	(118)	-16.1%	757	(144)	-19.0%
Communications	488	484	4	0.8%	480	8	1.7%
Advertising	241	172	69	40.1%	207	34	16.4%
Professional liability insurance	202	187	15	8.0%	175	27	15.4%
Third-party loan costs	196	406	(210)	-51.7%	431	(235)	-54.5%
Problem loan expense	263	34	229	673.5%	102	161	157.8%
Other non-interest expense:
Director fees	98	101	(3)	-3.0%	100	(2)	-2.0%
Internet costs	161	104	57	54.8%	114	47	41.2%
ATM debit card costs	196	155	41	26.5%	187	9	4.8%
Business development	81	116	(35)	-30.2%	90	(9)	-10.0%
Amortization	116	240	(124)	-51.7%	116	—	0.0%
Supplies	154	157	(3)	-1.9%	117	37	31.6%
Other non-interest expense	510	642	(132)	-20.6%	834	(324)	-38.8%

Total non-interest expense	$13,298	$15,562	$(2,264)	-14.5%	$17,872	$(4,574)	-25.6%

For The Nine Months Ended

Non-interest expense	September 30, 2011	September 30, 2010	$ Change	% Change
Salaries and employee benefits	$20,534	$21,540	$(1,006)	-4.7%
Net cost of OREO and foreclosed assets	7,174	4,350	2,824	64.9%
Net occupancy and equipment	5,959	5,902	57	1.0%
FDIC and state assessments	2,721	3,530	(809)	-22.9%
Professional fees	2,246	2,061	185	9.0%
Communications	1,443	1,503	(60)	-4.0%
Advertising	693	568	125	22.0%
Professional liability insurance	577	499	78	15.6%
Third-party loan costs	923	1,090	(167)	-15.3%
Problem loan expense	453	267	186	69.7%
Other non-interest expense:
Director fees	299	302	(3)	-1.0%
Internet costs	387	284	103	36.3%
ATM debit card costs	502	437	65	14.9%
Business development	255	320	(65)	-20.3%
Amortization	383	719	(336)	-46.7%
Supplies	421	470	(49)	-10.4%
Other non-interest expense	1,941	2,172	(231)	-10.6%

Total non-interest expense	$46,911	$46,014	$897	1.9%

Changing business conditions, increased costs related to employee turnover, lower loan production volumes causing deferred loan origination costs to decline, or a failure to manage operating and control environments could adversely affect our ability to limit expense growth in the future.

Income Taxes. The Company recorded an income tax provision for the three and nine months ended September 30, 2011 compared to no provision for income taxes during the similar periods, respectively, of 2010. The provision was made for minimum state income taxes owed.

As of September 30, 2011, the Company maintained a valuation allowance of $36.2 million against its deferred tax asset balance of $36.2 million, for no net deferred tax asset. If the company returns to sustained profitability, all or a portion of the deferred tax asset valuation allowance would be reversed. A reversal of the deferred tax asset valuation allowance would decrease the Company’s income tax expense and increase net income.

Balance Sheet Overview

	September 30, 2011	% of Total	December 31, 2010	% of Total	Increase (Decrease)
					9/30/11 – 12/31/10
(Dollars in 000’s)
ASSETS
Federal funds sold	$3,180	0.2%	$3,085	0.2%	$95	3.1%
Investment securities	298,617	23.0%	212,816	15.1%	85,801	40.3%
Other Community Reinvestment Act	2,000	0.2%	2,000	0.1%	—	0.0%
Restricted equity investments	3,310	0.3%	3,474	0.2%	(164)	-4.7%
Loans, net (1)	824,863	63.4%	941,213	66.7%	(116,350)	-12.4%
Other assets (2)	169,141	13.0%	248,632	17.6%	(79,491)	-32.0%

Total assets	$1,301,111	100.0%	$1,411,220	100.0%	$(110,109)	-7.8%

LIABILITIES
Noninterest-bearing deposits	$283,323	23.4%	$242,631	18.5%	$40,692	16.8%
Interest-bearing deposits	877,709	72.4%	1,023,618	77.9%	(145,909)	-14.3%

Total deposits	1,161,032	95.7%	1,266,249	96.4%	(105,217)	-8.3%
Other liabilities (3)	51,739	4.3%	47,963	3.6%	3,776	7.9%

Total liabilities	1,212,771	100.0%	1,314,212	100.0%	(101,441)	-7.7%
SHAREHOLDERS’ EQUITY	88,340		97,008		(8,668)	-8.9%

Total liabilities and share-holders’ equity	$1,301,111		$1,411,220		$(110,109)	-7.8%

(1)	Net of deferred loan fees and restructured loan concessions and the allowance for loan losses
(2)	Includes cash and due from banks, other equity investments, premises and equipment, core deposit intangible, accrued interest receivable, mortgage loans held-for-sale and bank-owned life insurance.
(3)	Includes borrowings, accrued interest payable and other liabilities.

Balance sheet highlights as of September 30, 2011 are as follows:

•	Total assets were $1.3 billion, down 7.8% from December 31, 2010 primarily as a result of deleveraging activities;

•	Total net loans at $824.9 million, declined by 12.4% from the balance at December 31, 2010;

•	Total investment securities of $298.6 million increased 40.3% from December 31, 2010; and

•

Total deposits of $ 1.16 billion at September 30, 2011, were down 8.3% from year end 2010, due to a continued shift away from time deposits and success in migrating to noninterest-bearing deposits as sources of funding.

Our balance sheet management efforts focused on deploying lower-yielding cash equivalents into higher-yielding investment securities, shifting our loan originations away from higher risk transaction-only to targeted relationship focused lending as opportunities arise, limiting loan concentrations within our loan portfolio, enhancing our capital ratios and retaining sufficient liquidity.

Cash and Cash Equivalents

As of September 30, 2011, total cash and cash equivalents decreased from December 31, 2010, as we utilized our cash and cash equivalents more effectively by redeploying these assets into higher-yielding investment securities over the past nine months increasing the portfolio’s duration.

(Dollars in 000’s)	September 30, 2011	% of Total	December 31, 2010	% of Total	September 30, 2010	% of Total
Cash and cash equivalents:
Cash and due from banks	$28,551	43%	$21,716	16%	$24,274	20%
Federal funds sold	3,180	5%	3,085	2%	87,378	74%
Interest-bearing deposits in other banks	34,330	52%	114,173	82%	7,321	6%

Total cash and cash equivalents	$66,061	100%	$138,974	100%	$118,973	100%

Investment Portfolio

The compositions and carrying values of Bancorp’s investment securities portfolio were as follows:

Investment securities at September 30, 2011 and December 31, 2010 consisted of the following:

(Dollars in 000’s)

	September 30, 2011			December 31, 2010			September 30, 2010
	Amortized cost	Fair value	Net unrealized gain/ (loss)	Amortized cost	Fair value	Net unrealized gain/ (loss)	Amortized cost	Fair value	Net unrealized gain/ (loss)
Collateralized mortgage obligations	$134,779	$136,051	$1,272	$131,372	$132,217	$845	$145,247	$147,903	$2,656
Mortgage-backed securities	60,666	61,337	671	13,804	13,945	141	8,184	8,334	150
U.S. Government and agency securities	49,106	50,307	1,201	48,522	48,805	283	18,660	19,101	441
Obligations of states and political subdivisions	48,640	50,922	2,282	18,210	18,331	121	16,236	17,322	1,086
Investment securities -
Other Community Reinvestment Act	2,000	2,000	—	2,000	2,000	—	2,000	2,000	—
Restricted equity securities	3,310	3,310	—	3,474	3,474	—	3,530	3,530	—

Total investment portfolio	$298,501	$303,927	$5,426	$217,382	$218,772	$1,390	$193,857	$198,190	$4,333

At September 30, 2011, the net unrealized gain in the investment portfolio was up as compared to year end 2010. An increase in net unrealized gains in all sectors of the Company’s investment portfolio was due to both declining market interest rates and the overall growth in the portfolio experienced since the beginning of the year.

During the second quarter of 2011, all investments were transferred from the held-to-maturity category to the available-for-sale category to increase flexibility to manage the investment portfolio consistent with the Bank’s current asset and liability strategy. As a result, investments with an amortized cost of $22.6 million and gross unrealized gains of $984,000 and gross unrealized losses of $37,000 were transferred to the available-for-sale category.

Over the past twelve months we purchased primarily U.S. Government agency securities, U.S. Government guaranteed mortgage-backed securities, obligations of states and political subdivisions and U.S. Government agency mortgage backed securities. The expected duration of the investment portfolio was 4.2 years at September 30, 2011, compared to 3.2 years at December 31, 2010, and 2.9 years at September 30, 2010.

For additional detail regarding our investment securities portfolio, see Note 4 “Investment Securities” and Note 13 “Fair Value Measurement and Fair Values of Financial Instruments” of our interim financial statements included under Item 1 of this report.

Loan Portfolio

The composition of the Bank’s loan portfolio was as follows for the periods shown:

Loan commitments

(Dollars in 000’s)

	September 30, 2011					December 31, 2010
	Funded Loan Totals	% of Gross Loans	Unfunded Loan Commitments	% of Gross Loans	Total Loan Commitments	Funded Loan Totals	% of Gross Loans	Unfunded Loan Commitments	% of Gross Loans	Total Loan Commitments	$ Change Total Loans
Construction, Land Dev & Other Land	$46,730	5%	$2,975	3%	$49,705	$62,666	6%	$206	0%	$62,872	$(13,167)
Commercial & Industrial	98,017	11%	48,060	55%	146,077	119,077	12%	51,232	63%	170,309	$(24,232)
Commercial Real Estate Loans	559,251	66%	2,224	3%	561,475	626,387	64%	2,288	3%	628,675	$(67,200)
Secured Multifamily Residential	21,886	3%	—	0%	21,886	24,227	3%	—	0%	24,227	$(2,341)
Other Commercial Loans Secured by RE	49,522	6%	18,713	22%	68,235	59,284	6%	17,534	21%	76,818	$(8,583)
Loans to Individuals, Family & Personal Expense	11,271	1%	2,050	2%	13,321	12,472	1%	2,375	3%	14,847	$(1,526)
Consumer/Finance	35,222	4%	—	0%	35,222	36,859	4%	—	0%	36,859	$(1,637)
Other Loans	31,361	4%	12,864	15%	44,225	37,255	4%	8,388	10%	45,643	$(1,418)
Overdrafts	297	0%	—	0%	297	319	0%	—	0%	319	$(22)

Gross loans	$853,557	100%	$86,886	100%	$940,443	$978,546	100%	$82,023	100%	$1,060,569	$(120,126)

The total loan commitments (funded and unfunded) by loan type and geographic region were as follows for the periods shown:

(Dollars in 000’s)	September 30, 2011
	Southern Oregon	Mid-Central Oregon	Northern California	Sacramento Valley	Total
Construction, Land Dev & Other Land	$18,326	$12,753	$2,980	$15,646	$49,705
Commercial & Industrial	82,935	23,116	23,511	16,515	146,077
Commercial Real Estate Loans	262,838	107,465	60,556	130,616	561,475
Secured Multifamily Residential	12,508	6,157	2,171	1,050	21,886
Other Commercial Loans Secured by RE	33,077	9,218	15,712	10,228	68,235
Loans to Individuals, Family & Personal Expense	9,428	1,865	1,198	830	13,321
Consumer/Finance	10,065	20,585	4,572	—	35,222
Other Loans	13,057	2,701	4,129	24,338	44,225

Subtotal	$442,234	$183,860	$114,829	$199,223	940,146

Overdrafts					297

Total					$940,443

The Bank’s total loan portfolio declined from December 31, 2010, reflecting the continued challenges in the local and national economy. As a result, commercial, real estate construction, and commercial & industrial loan balances declined from year end. While loan balances contracted, we have experienced an increase in our unfunded loan commitments. Loan totals have declined due to borrower deleveraging. The Company also exited a number of higher risk rated loan relationships over the past year which contributed to the contraction in the commercial real estate loan category over the same period.

Interest and fees earned on our loan portfolio are our primary source of revenue. Our ability to achieve loan growth will be dependent on many factors, including the effects of competition, economic conditions in our markets, retention and attraction of key personnel and valued customers, and our ability to close loans in the pipeline.

At September 30, 2011, the Bank had outstanding loan commitments of $22.9 million to persons serving as directors, executive officers, principal stockholders and their related interests. This compares to $24.3 million and $25.8 million at December 31, 2010 and September 30, 2010, respectively. These loans, when made, were made in the ordinary course of business on substantially the same terms, including interest rates, maturities and collateral, as comparable loans made to customers not related to the Bank.

The Company manages new commercial, including agricultural, loan origination volume using concentration limits that establish maximum exposure levels by designated industry segment, real estate product types, geography, and single borrower limits. We expect the commercial loan portfolio to be an important contributor to growth in future revenues.

The table provided below summarizes the Bank’s level of concentrations in commercial real estate as of September 30, 2011, December 31, 2010 and September 30, 2010, respectively, as defined in the Interagency Guidelines for Real Estate Lending and the Commercial Real Estate Lending Joint Guidance policy. The results displayed document the Bank’s successful efforts to reduce CRE concentrations in the loan portfolio. Management anticipates that its continued efforts to reduce adversely classified assets will result in further reductions in concentrations of commercial real estate.

Commercial Real Estate (“CRE”)

Portfolio Policy Concentrations

	September 30, 2011	December 30, 2010	September 30, 2010	Guideline
Total Regulatory CRE[1]	314%	338%	361%	300%
Construction & Land Development CRE[2]	76%	88%	99%	100%

As a percent of total risk based capital (“TRBC”)

[1]	Consists of CRE Const, CRE Residential SFR 1-4 Const, CRE Land Dev & Other Land, CRE NOO Term, C&I Loans not RE Secured to Finance CRE Activities
[2]	Consists of CRE Const, CRE Residential SFR 1-4 Const, CRE Land Dev & Other Land

As shown in the table below, the distribution of our commercial real estate loan portfolio at September 30, 2011, was fairly consistent with our branch presence in our operating markets.

Total CRE by count and geographic region

(Dollars in 000’s) except number of loans

	September 30, 2011
	Southern Oregon	Mid-Central Oregon	Northern California	Sacramento Valley	Total
Commercial Real Estate Loans	$261,354	$107,431	$60,556	$129,910	$559,251
Number of loans in region	425	109	105	144	783
Number of branches in region	13	9	15	7	44

Commercial real estate markets continue to be vulnerable to financial and valuation pressures that may limit refinance options and negatively impact borrowers’ ability to perform under existing loan agreements. Declining values of commercial real estate or higher market interest rates may have a further adverse impact on the ability of borrowers with maturing loans to satisfy loan to value ratios required to renew such loans.

Nonperforming Assets and Delinquencies

Nonperforming Assets. Nonperforming assets consist of nonaccrual loans, loans past due more than 90 days and still accruing interest and OREO.

The following table presents information with respect to total nonaccrual loans by category for the periods shown:

(Dollars in 000’s)	September 30, 2011	% of Loan Category	June 30, 2011	$ Change	March 31, 2011	December 31, 2010	September 30, 2010
Construction, Land Dev & Other Land	$13,670	18%	$20,015	$(6,345)	$24,207	$32,584	$27,166
Commercial & Industrial	1,580	2%	1,107	473	2,026	2,709	3,408
Commercial Real Estate Loans	55,629	71%	64,256	(8,627)	72,287	80,604	77,784
Secured Multifamily Residential	144	0%	144	—	—	307	313
Other Commercial Loans Secured by RE	3,634	5%	4,337	(703)	8,673	10,725	5,766
Loans to Individuals, Family & Personal Expense	966	1%	20	946	23	26	29
Consumer/Finance	86	0%	139	(53)	91	123	113
Other Loans	2,501	3%	2,487	14	2,537	2,538	434

Total non-performing loans	$78,210		$92,505	$(14,295)	$109,844	$129,616	$115,013

The following table summarizes the Company’s nonperforming assets as of September 30, 2011, and December 31, 2010:

Non-performing assets

(Dollars in 000’s)

	September 30, 2011	December 31, 2010
	Amount	Amount
Loans on non-accrual status	$78,109	$129,493
Loans past due 90 days or more but on accrual status	101	123

Total non-performing loans	78,210	129,616
Other real estate owned and foreclosed assets (“OREO”)	28,127	32,009

Total non-performing assets	$106,337	$161,625

Applicable ratios:
Non-performing loans to gross loans	9.16%	13.25%
Non-performing assets to total assets	8.16%	11.45%

At September 30, 2011, total nonperforming assets were down compared to December 31, 2010. Nonperforming assets and loans have also declined in terms of percentage of total assets and loans, respectively. The amount of additions to nonperforming assets has slowed during 2011 versus the prior year. This is due to the positive impact of business improvement plans implemented by a number of borrowers in response to the current economic downturn.

Reductions in non-performing loans were largely due to the Company taking ownership of additional residential and commercial properties related to loans which previously were on nonaccrual status, nonaccrual loan payoffs, charge-offs, and the return of loans to performing status.

The following table summarizes the Company’s non-performing loans by loan type and geographic region as of September 30, 2011:

(Dollars in 000’s)
	September 30, 2011
	Non-performing Loans
	Southern Oregon	Mid-Central Oregon	Northern California	Sacramento Valley	Totals	Funded Loan Totals	Percent NPL to Funded Loan Totals by Category
Construction, Land Dev & Other Land	$2,144	$4,509	$1,144	$5,873	$13,670	$46,730	29.3%
Commercial & Industrial	981	599	—	—	1,580	98,017	1.6%
Commercial Real Estate Loans	42,185	6,655	5,097	1,692	55,629	559,251	9.9%
Secured Multifamily Residential	144	—	—	—	144	21,886	0.7%
Other Commercial Loans Secured by RE	390	385	776	2,083	3,634	49,522	7.3%
Loans to Individuals, Family & Personal Expense	966	—	—	—	966	11,271	8.6%
Consumer/Finance	2	70	14	—	86	35,222	0.2%
Other Loans	397	2,104	—	—	2,501	31,361	8.0%
Overdrafts	—	—	—	—	—	297	0.0%

Total non-performing loans	$47,209	$14,322	$7,031	$9,648	$78,210	$853,557

Non-performing loans to total funded loans	11.8%	12.1%	4.4%	5.5%	9.2%
Total funded loans	$399,828	$118,717	$158,282	$176,730	$853,557

The balance of non-performing loans has fluctuated during the three months and nine months ended September 30, 2011, as illustrated in the table below:

Nonperforming Loans

(Dollars in 000’s)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Balance beginning of period	$92,505	$129,703	$129,616	$103,917
Transfers from performing loans	2,391	10,504	9,874	73,614
Loans returned to performing status	(3,068)	(93)	(4,428)	(8,369)
Transfers to OREO	(4,731)	(17,259)	(13,103)	(22,368)
Principal reduction from payment	(1,980)	(4,009)	(17,675)	(12,981)
Principal reduction from charge-off	(6,907)	(3,743)	(26,074)	(18,710)

Total nonperforming loans	$78,210	$115,103	$78,210	$115,103

Troubled Debt Restructurings. The following tables summarize the Company’s troubled debt restructured loans by type and geographic region as of September 30, 2011:

(Dollars in 000’s)
	September 30, 2011
	Restructured loans
	Southern Oregon	Mid Oregon	Northern California	Sacramento Valley	Totals	Number of Loans
Construction, Land Dev & Other Land	$—	$—	$—	$7,137	$7,137	9
Commercial & Industrial	331	—	934	222	1,487	3
Commercial Real Estate Loans	32,733	3,728	2,615	97	39,173	14
Other Commercial Loans Secured by RE	212	—	217	2,083	2,512	5

Total restructured loans	$33,276	$3,728	$3,766	$9,539	$50,309	31

The following table presents the Company’s troubled debt restructured loans by year of maturity, according to the restructured terms, as of September 30, 2011:

(Dollars in 000’s)

Year	Amount
2011	$23,630
2012	19,830
2013	3,121
2014	—
2015	—
Thereafter	3,728

Total	$50,309

OREO. The following table presents activity in the total OREO portfolio for the periods shown:

(Dollars in 000’s)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Other real estate owned, beginning of period	$27,579	$15,084	$32,009	$24,748
Transfers from outstanding loans	4,731	17,259	13,103	22,368
Improvements and other additions	—	95	10	419
Proceeds from sales	(3,476)	(1,954)	(10,605)	(15,419)
Net gain on sales	166	147	1,293	1,610
Impairment charges	(873)	(729)	(7,683)	(3,824)

Total other real estate owned	$28,127	$29,902	$28,127	$29,902

The Company has remained focused on OREO property disposition activities. While sales are down year-to-date as compared to the prior year, current period sales were higher than the same period last year. The largest balances in the OREO portfolio at September 30, 2011, were attributable to residential and commercial site development projects, followed by income producing properties, all of which are located in the regions in which we operate. The number of OREO properties have increased during the quarter from the addition of a number of smaller residential and commercial development properties. For more information regarding the Company’s OREO, see the discussion under the subheading “OREO” and “Critical Accounting Policies” included in Item 7 of the Company’s 2010 Form 10-K.

The following table presents segments of the OREO portfolio for the periods shown:

(Dollars in 000’s)	September 30, 2011	# of Properties	December 31, 2010	# of Properties	September 30, 2010	# of Properties
Construction, Land Dev & Other Land	$12,966	73	$17,612	60	$19,404	60
Commercial & Industrial	23	1	1,049	2	287	1
Commercial Real Estate Loans	13,929	36	12,263	31	9,132	24
Other Commercial Loans Secured by RE	1,209	4	1,085	5	996	5
Consumer/Finance	—	—	—	—	83	2

Total OREO by type	$28,127	114	$32,009	98	$29,902	92

Expenses from the acquisition, maintenance and disposition of OREO properties are included in other noninterest expense in the statements of income (loss). Our operating results will be impacted by our ability to dispose of OREO properties at prices that are in line with current valuation expectations. Continued decline in real estate market values in our area would lead to additional OREO valuation adjustments or losses upon final disposal, which would have an adverse effect on our results of operations.

Adversely Classified Loans and Delinquencies. The Company also monitors adversely classified loans and delinquencies, defined as loan balances 30-89 days past due not on nonaccrual status, as an indicator of future nonperforming assets. The Bank continues to experience declines in adversely classified loans, primarily from improvements in credit quality ratings and disposition of impaired loans. Total 30-89 days delinquencies also continue to decline, mirroring the improvement in overall credit quality noted previously. While the local and national economy continues to languish, more borrowers are demonstrating the ability to adjust to current economic conditions.

The following table summarizes total adversely classified and delinquent loan balances as of the dates shown:

(Dollars in 000’s)

	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010
Rated substandard or worse	$114,223	$114,565	$139,638	$135,826	$193,133
Impaired	78,210	92,505	109,844	129,616	115,103

Total adversely classified loans*	$192,433	$207,070	$249,482	$265,442	$308,236

Gross loans	$853,557	$882,653	$922,811	$978,546	$1,036,079
Adversely classified loans to gross loans	22.54%	23.46%	27.04%	27.13%	29.75%
Loans 30-89 days past due and still accruing as a percent of gross loans	0.14%	0.32%	0.77%	0.43%	1.12%
Allowance for loan losses	$26,975	$28,433	$33,366	$35,582	$42,120
Allowance for loan losses as a percentage of adversely classified loans	14.02%	13.73%	13.37%	13.40%	13.66%
Allowance for loan losses to gross loans	3.16%	3.22%	3.62%	3.64%	4.07%
Allowance for loan losses to total non-performing loans	32.57%	30.74%	30.38%	27.45%	36.59%

*	Adversely classified loans are defined as loans having a well-defined weakness or weaknesses related to the borrower’s financial capacity or to pledged collateral that may jeopardize the repayment of the debt. They are characterized by the possibility that the Bank may sustain some loss if the deficiencies giving rise to the substandard classification are not corrected. Note that any loans internally rated worse than substandard are included in the impaired loan totals.

Allowance for Credit Losses and Net Loan Charge-offs

Allowance for Credit Losses. An allowance for credit losses has been established based on management’s best estimate, as of the balance sheet date, of probable losses inherent in the loan portfolio. For more information regarding the Company’s allowance for credit losses and net loan charge-offs, see the discussion under the subheadings “Credit Management”, “Allowance for Credit Losses and Net Loan Charge-offs” and “Critical Accounting Policies” included in Item 7 of the Company’s 2010 Form10-K.

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

•

Generally, external appraisals on all adversely classified loans are updated every six to twelve months. We obtain appraisals from a pre-approved list of independent, third party appraisal firms. Approval is based on experience, reputation, character, consistency and knowledge of the respective real estate market. At a minimum, it is ascertained that the appraiser: (a) is currently licensed in the state in which the property is located, (b) is experienced in the appraisal of properties similar to the property being appraised, (c) is actively engaged in the appraisal work, (d) has knowledge of the current real estate market conditions and financing trends, (e) is reputable, and (f) is not on the Bank’s exclusionary list of appraisers. Our Appraisal Review Department will either conduct a review of the appraisal, or will outsource the review to a qualified approved third party appraiser. Upon receipt and review, an external appraisal is utilized to measure a loan for potential impairment. Our impairment analysis documents the date of the appraisal used in the analysis, whether the preparer deems the appraisal to be current, and if not, allows for an internal valuation adjustments with justification. Any adjustments from appraised value to net realizable value are detailed and justified in the impairment analysis and reflected in the allowance for loan losses, as appropriate. Although an external appraisal is the primary source to value collateral dependent loans, we may also utilize values obtained through purchase and sale agreements, negotiated short sales, or the sales price of the note. These alternative sources of value are used only if deemed to be more representative of value based on updated information regarding collateral resolution. Impairment analyses are updated on a quarterly basis. Based on these processes, we do not believe there are significant time lapses for the recognition of additional loan loss provisions or charge-offs from the date they become known.

•

In the event that a current appraisal to support the fair value of the real estate collateral underlying an impaired loan has not yet been received but the Company believes that the collateral value is insufficient to support the loan amount, an impairment reserve is recorded. In these instances, the receipt of a current appraisal triggers an updated review of the collateral support for the loan and any deficiency is charged-off or reserved at that time. In those instances where a current appraisal is not available in a timely manner in relation to a financial reporting cut-off date, the Company’s internal appraisal review department prepares or reviews a collateral valuation based on a number of factors including, but not limited to, property location, local price volatility, local economic conditions, and recent comparable sales. In all cases, the costs to sell the subject property are deducted in arriving at the fair value of the collateral. Any unpaid property taxes or similar expenses are expensed at the time the property is acquired by the Bank.

The following table is a summary of activity in the allowance for credit losses for the periods presented:

For the quarter ended:

(Dollars in 000’s)	September 30, 2011	December 31, 2010	September 30, 2010
Gross loans outstanding at end of period	$853,557	$978,546	$1,036,079

Average loans outstanding, gross	$875,930	$1,013,339	$1,070,369

Allowance for loan losses, beginning of period	$28,433	$42,120	$43,917
Loans charged-off:
Commercial	(37)	(561)	(493)
Real estate	(5,478)	(6,571)	(2,742)
Consumer	(487)	(348)	(459)
Other	(905)	(383)	(49)

Total loans charged-off	(6,907)	(7,863)	(3,743)

Recoveries:
Commercial	142	1,034	32
Real estate	151	71	28
Consumer	94	197	219
Other	12	23	67

Total recoveries	399	1,325	346

Net charge-offs	(6,508)	(6,538)	(3,397)
Provision charged to income	5,050	—	1,600

Allowance for loan losses, end of period	$26,975	$35,582	$42,120

Ratio of net loans charged-off to average gross loans outstanding, annualized	2.95%	2.56%	1.26%

Ratio of allowance for loan losses to gross loans outstanding	3.16%	3.64%	4.07%

The Company’s allowance for credit losses continues to decline in concert with the reduction in adversely classified assets and continued reduction in loan delinquencies and other relevant credit metrics. With the reduction in net charge-offs over the past several years, loss factors used in management’s estimates have declined commensurately.

Overall, we believe that the allowance for credit losses is adequate to absorb probable losses in the loan portfolio at September 30, 2011, although there can be no assurance that future loan losses will not exceed our current estimates. The process for determining the adequacy of the allowance for credit losses is critical to our financial results. Please see Item 1A “Risk Factors” in our 2010 Form 10-K.

Net Loan Charge-offs. For the quarter ended September 30, 2011, total net loan charge-offs were down from the quarter ended December 31, 2010, but were up as compared to third quarter 2010. The Bank continued to recognize impairments on collateral dependent loans, primarily commercial real estate. The amount for this period included an $800,000 charge associated with the purchase of a note from the Bank by a third party.

Deposits and Borrowings

The following table summarizes the quarterly average dollar amount in, and the interest rate paid on, each of the deposit and borrowing categories during the three months ended September 30, 2011, December 31, 2010, and September 30, 2010:

For the three months ended	September 30, 2011				December 31, 2010				September 30, 2010
(Dollars in 000’s)	Average Balance	Percent of Total	Interest Expense	Rate Paid	Average Balance	Percent of Total	Interest Expense	Rate Paid	Average Balance	Percent of Total	Interest Expense	Rate Paid
NOW and money market	$343,351	29.3%	$133	0.15%	$380,756	29.7%	$423	0.44%	$390,125	30.0%	$498	0.51%
Savings	86,937	7.4%	16	0.07%	83,860	6.5%	41	0.19%	85,178	6.6%	42	0.20%
Time deposits	468,499	40.0%	1,885	1.60%	564,552	44.1%	2,650	1.86%	574,636	44.2%	2,811	1.94%

Total interest-bearing deposits	898,787	76.7%	2,034	0.90%	1,029,168	80.3%	3,114	1.20%	1,049,939	80.7%	3,351	1.27%
Non-interest bearing demand	273,599	23.3%	—	0.00%	252,028	19.7%	—	0.00%	250,473	19.3%	—	0.00%

Total deposits	$1,172,386	100.0%	$2,034	0.69%	$1,281,196	100.0%	$3,114	0.96%	$1,300,412	100.0%	$3,351	1.02%

Short-term borrowings	4,341	12.3%	4	0.37%	7	0.0%	—	0.00%	7	0.0%	—	0.00%
Long-term borrowings	30,928	87.7%	149	1.91%	30,943	100.0%	145	1.86%	30,945	100.0%	285	3.65%

Total borrowings	35,269	100.0%	153	1.72%	30,950	100.0%	145	1.86%	30,952	100.0%	285	3.65%

Total deposits and borrowings	$1,207,655		$2,187	0.72%	$1,312,146		$3,259	0.99%	$1,331,364		$3,636	1.08%

Third quarter 2011 average total deposits declined 9.8% from the same quarter in 2010. This decrease was mainly due to the decision to continue to reduce higher cost time deposit balances, which declined 18.5% from the same quarter last year. Time deposits declined as a percentage of the Company’s average total deposits in the most recent quarter versus the same quarter last year. The combination of the Company’s efforts to reduce higher-cost time deposits and recent deposit pricing strategies to lower interest rates in concert with market conditions has helped reduce the average rate paid on total deposits in third quarter 2011, down significantly from the same quarter in 2010. Whether we will continue to be successful maintaining or growing our low cost deposit base will depend on various factors, including deposit pricing strategies, market interest rates, the effects of competition, client behavior, and regulatory changes and requirements.

Total brokered deposits were $516,000, compared to $742,000 at December 31, 2010, and $ 2.1 million at September 30, 2010. Brokered deposits are currently not being replaced as they mature.

At September 30, 2011, the balance of junior subordinated debentures issued in connection with our prior issuances of trust preferred securities was $30.9 million or unchanged from September 30, 2010. Under the December 2009 Written Agreement with the Oregon Department of Consumer and Business Services, Division of Finance and Corporate Securities (“DFCS”) and the Federal Reserve Bank (“Reserve Bank”), we must request regulatory approval prior to making payments on our trust preferred securities. For additional detail regarding Bancorp’s outstanding debentures, see Note 8 in the financial statements included under Item 1 of this report.

Capital Resources

The Board of Governors of the Federal Reserve System (“Federal Reserve”) and the FDIC have established minimum requirements for capital adequacy for bank holding companies and state non-member banks. For more information on these topics, see the discussions under the subheadings “Capital Adequacy Requirements” in the section “Supervision and Regulation” included in Item 1 of the Company’s 2010 Form 10-K. The following table summarizes the capital measures of Bancorp and the Bank, respectively, at the dates listed below:

Bancorp:

	September 30, 2011	December 31, 2010	September 30, 2010	Regulatory Minimum to be “Adequately Capitalized”
				greater than or equal to
Total risk-based capital ratio	12.24%	12.36%	11.98%	8.00%
Tier 1 risk-based capital ratio	10.73%	11.09%	10.70%	4.00%
Leverage ratio	8.24%	8.66%	8.56%	4.00%

Bank:

	September 30, 2011	December 31, 2010	September 30, 2010	Regulatory Minimum to be “Adequately Capitalized”	Regulatory Minimum to be “Well-Capitalized”
				greater than or equal to	greater than or equal to
Total risk-based capital ratio	12.71%	12.59%	12.14%	8.00%	10.00%
Tier 1 risk-based capital ratio	11.45%	11.31%	10.86%	4.00%	6.00%
Leverage ratio	8.80%	8.85%	8.69%	4.00%	5.00%

Bancorp’s total and Tier 1 risk-based capital ratios improved at September 30, 2011, from December 31, 2010, and September 30, 2010, while its leverage ratio remained relatively stable during this period. Similarly, all the Bank’s capital ratios strengthened. These improvements were due to management’s strategy to deleverage the Company and restructure the balance sheet to lower its risk-based capital profile. For more information, see discussion under the heading “Regulatory Agreement” below.

The total risk based capital ratios of Bancorp include $30.9 million of junior subordinated debentures, of which $27.6 million qualified as Tier 1 capital at September 30, 2011, under guidance issued by the Federal Reserve. As provided in the Dodd-Frank Act, which was signed into law on July 21, 2010, Bancorp expects to continue to rely on these junior subordinated debentures as part of its regulatory capital. However, at this point, Bancorp does not expect to issue additional junior subordinated debentures as any future issued junior subordinated debentures would not qualify as Tier 1 total capital under Dodd-Frank.

Liquidity and Sources of Funds

The Bank’s sources of funds include customer deposits, loan repayments, advances from the FHLB, maturities of investment securities, sales of “Available-for-Sale” securities, loan and OREO sales, net income, if any, loans taken out at the Reserve Bank discount window, and the use of Federal Funds markets. Stated maturities of investment securities, loan repayments from maturities and core deposits are a relatively stable source of funds, while brokered deposit inflows, unscheduled loan prepayments, and loan and OREO sales are not. Deposit inflows, sales of securities, loan and OREO properties, and unscheduled loan prepayments may, amongst other factors, be influenced by general interest rate levels, interest rates available on other investments, competition, pricing consideration, and general economic conditions.

Deposits are our primary source of funds. Our loan to deposit ratio has declined since September 30, 2010 as a result of weak loan demand due to the current economic downturn and the Bank’s planned initiatives to reduce the level of higher risk loans. The decline in loan balances has resulted in an increase in the more liquid, but lower yielding investment securities portfolio. In light of our substantial liquidity position, we continued to reduce higher cost time deposits during the most recent quarter.

The following table summarizes the primary liquidity, current ratio, net non-core funding dependency, and loan to deposit ratios of the Company. The primary liquidity ratio represents the sum of net cash, short-term and marketable assets and available borrowing lines divided by deposits. The current ratio consists of the sum of net cash, short-term and marketable assets divided by deposits. The net non-core funding dependency ratio is non-core liabilities less short-term investments divided by long-term assets. The Company’s primary liquidity, current ratio, and net non-core funding dependency ratios remained strong at quarter end:

	September 30, 2011	December 31, 2010	September 30, 2010
Primary liquidity	29.0%	22.4%	19.4%
Current ratio	24.2%	24.8%	19.4%
Net non-core funding dependency	-1.0%	-5.9%	-4.1%
Gross loans to deposits	73.5%	77.3%	81.1%

At September 30, 2011, the Bank had $2.9 million in borrowings from securities sold under an agreement to repurchase with various business customers. At this same period, the Bank had no outstanding borrowings against its $49.5 million in established borrowing capacity with the FHLB, as compared to $0.9 million outstanding against its $80.6 million in established borrowing capacity at December 31, 2010 and $ 4.8 million outstanding against its $53.6 million in established borrowing capacity at September 30, 2010. The borrowing capacity at the FHLB declined from year end as the Company elected to hold a higher balance of unpledged securities. The Bank’s borrowing facility is subject to collateral and stock ownership requirements. The Bank also had an available discount window primary credit line with the Federal Reserve Bank of San Francisco of approximately $10.0 million, and $15.0 million from a correspondent bank with no balance outstanding on either facility, both of which are pursuant to collateralized credit arrangements.

In June 2010, Bancorp entered into a Written Agreement with the Federal Reserve Bank of San Francisco and DFCS. For detailed discussion of the Written Agreement, see Item 1, “Business – Current Regulatory Actions” in our 2010 10-K. Under the Written Agreement, Bancorp may not directly or indirectly take dividends or other forms of payment representing a reduction in capital from the Bank without the prior written approval of the Reserve Bank and the DFCS. Also, under our Memorandum of Understanding, the Bank may not pay dividends to the holding company without the consent of the FDIC and the DFCS. At September 30, 2011, the holding company did not have any borrowing arrangements of its own.

Off-Balance Sheet Arrangements

At September 30, 2011, the Bank had commitments to extend credit of $87.2 million compared to $82.3 million at December 31, 2010 and $86.4 million at September 30, 2010. For additional information regarding off balance sheet arrangements and future financial commitments, see Note 7 “Commitments and Contingent Liabilities” in the financial statements included under Item 1 of this report.

Critical Accounting Policies

Management has identified the calculation of our allowance for credit losses, valuation of OREO, and estimates relating to income taxes as critical accounting policies. Each of these policies are discussed in our 2010 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies.”

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

As of the date of this report, the Company had not yet achieved these requirements. Prior to completing the Agreement with the FDIC in April 2010, we completed a common stock offering that raised $33.2 million in gross proceeds, which raised the Bank’s Tier 1 leverage ratio from 5.70% at December 31, 2009, to 8.21% at March 31, 2010. Subsequently the Bank has engaged in balance sheet management activities, including loan and deposit reductions which have further increased its capital ratios as noted above. Similarly, the Company has reduced its assets classified “Substandard” to 78.0% of Tier 1 capital plus ALLL as of September 30, 2011, compared to 178.4% as of June 30, 2009, in the report of examination. As previously noted, the Company has demonstrated progress and is committed to achieving all the requirements of the Agreement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates. The Company’s market risk arises principally from interest rate risk in its lending, deposit and borrowing activities. Management actively monitors and manages its interest rate risk exposure. Although the Company manages other risks, such as credit quality and liquidity risk, in the normal course of business, Management considers interest rate risk to be a significant market risk, which could have a material effect on the Company’s financial condition and results of operations. Other types of market risks, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company’s business activities. The Company did not experience a significant change in market risk at September 30, 2011, as compared to December 31, 2010.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during our most recent quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, in the normal course of business, PremierWest may become party to various legal actions. Management is unaware of any existing legal actions against the Company or its subsidiaries that Management believes will have a materially adverse impact on our business, financial condition or results of operations.

In September 2011, PremierWest Bank initiated a legal action to collect debts from Arthur Critchell Galpin, Eagle Point Developments, LLC, ACG Properties, LLC, and Eagle Point Golf Club, LLC, in the Circuit Court of the State of Oregon for Jackson County, Case No. 11-4146-E-9. The Bank’s action sought judgments against those parties and judicial foreclosure upon real estate that served as collateral for the loans. In October 2011, the defendants in the action filed counterclaims against the Bank alleging breach of fiduciary duty and fair dealing regarding the value of underlying collateral in connection with the sale of a Bank loan to an affiliate of one of the defendants and in connection with the negotiation and restructuring of loan transactions with the defendants. The defendants are seeking to have the loan sale transaction and loan documents declared void. They are also seeking compensatory and special damages.

PremierWest Bank believes the claims of the defendants are meritless, and it plans to vigorously defend against them while pursuing its actions to collect from the defendants.

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

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. The proceeds of our completed rights offering returned our status to published “Well-Capitalized” levels, including exceeding the 10.0% risk-based capital level. We are, however, subject to a Consent Order that requires higher capital levels, as previously mentioned. Our Bank leverage ratio as of September 30, 2011, was 8.80%. If we are unable to increase our capital levels to the Consent Order requirements, we may be subject to penalties or further restrictions on our operations. In addition, future losses could reduce our capital levels. We may need to raise additional capital to maintain or improve our capital position or to support our operations. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we may not be able to raise additional capital on terms acceptable to us. Alternatively, we may be required to improve our capital ratios through the sale of assets. Market conditions for the sale of assets may not be favorable and we may not be able to lower asset levels sufficiently to meet the requirements of the Consent Order or to maintain existing capital levels. If we cannot raise additional capital or improve capital ratios through other options, our financial condition, and our ability to maintain or improve our capital position to support our operations and to continue as a going concern, could be materially impaired.

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

(a) [Not applicable.]

(b) For a discussion of preferred stock dividend payments, which are being declared and accrued but not paid, please see Note 9 of the Notes to Financial Statements in Part I, Item 1 of this report and our Form 8-K filed October 28, 2009.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

[None.]

ITEM 6.	EXHIBITS

Exhibits

3.1	Articles of Incorporation of PremierWest Bancorp (incorporated by reference to Exhibit 3.1 to Form 10-K filed March 16, 2011)

3.2	Amended and Restated Bylaws of PremierWest Bancorp (incorporated by reference to Exhibit 3.2 to Form 10-K filed March 16, 2010)

10.1	Employment Agreement with Doug Biddle (incorporated by reference to Exhibit 99.1 to Form 8-K) filed October 13, 2011.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer (Principal Accounting and Principal Financial Officer) required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer (Principal Accounting and Principal Financial Officer) required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101	The following financial information from the Quarterly Report on Form 10-Q for the period ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Changes in Shareholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.*

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities and Exchange Act of 1934, as amended and otherwise are not subject to liability under those sections.

SIGNATURES: Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: November 9, 2011

PREMIERWEST BANCORP

/s/ James M. Ford
James M. Ford, President and Chief Executive Officer

/s/ Douglas N. Biddle
Douglas N. Biddle, Chief Financial Officer and Principal Accounting Officer