Form 10-K
period 2011-12-31
PREMIERWEST BANCORP
filed 2012-03-15
CIK 1102287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $11.5 million, based on the closing price on June 30, 2011, reported on NASDAQ.

The number of shares outstanding of Registrant’s common stock as of March 15, 2012 was 10,034,741.

Documents Incorporated by Reference

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the 2012 Annual Meeting of Shareholders are incorporated by reference into Part III.

PREMIERWEST BANCORP

FORM 10-K

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Annual Report of PremierWest Bancorp (“Bancorp” or the “Company”) regarding future events or performance are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) and are made pursuant to the safe harbors of the PSLRA. The Company’s actual results could be quite different from those expressed or implied by the forward-looking statements. Words such as “could,” “may,” “should,” “plan,” “believes,” “anticipates,” “estimates,” “predicts,” “expects,” “projects,” “potential,” “likely,” or “continue,” or words of similar import, often help identify “forward-looking statements,” which include any statements that expressly or implicitly predict future events, results, or performance. Factors that could cause events, results or performance to differ from those expressed or implied by our forward-looking statements include, among others, risks discussed in Item 1A, “Risk Factors” of this report, risks discussed elsewhere in the text of this report and in our filings with the SEC, as well as the following specific factors:

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

•

Changing bank regulatory conditions, policies, or programs, whether arising as new legislation or regulatory initiatives or changes in our regulatory classifications, that could lead to restrictions on activities of banks generally or the Bank in particular, increased costs, including higher deposit insurance premiums, price controls on debit card interchange, regulation or prohibition of certain income producing activities, or changes in the secondary market for bank loan and other products;

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

Furthermore, forward-looking statements are subject to risks and uncertainties related to the Company’s ability to, among other things: dispose of properties or other assets obtained through foreclosures at expected prices and within a reasonable period of time; attract and retain key personnel; generate loan and deposit balances at projected spreads; sustain fee generation including gains on sales of loans; maintain asset quality and control risk; limit the amount of net loan charge-offs; manage its interest rate sensitivity position in periods of changing market interest rates; adapt to changing customer deposit, investment and borrowing behaviors; control expense growth; and monitor and manage the Company’s financial reporting, operating and disclosure control environments. Readers are cautioned not to place undue reliance on our forward-looking statements, which reflect management’s analysis only as of the date of the statements. The Company does not intend to publicly revise or update forward-looking statements to reflect events or circumstances that arise after the date of this report. Readers should carefully review all disclosures we file from time to time with the SEC.

PART I

ITEM 1.	BUSINESS

GENERAL

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

SUBSIDIARIES

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

Deposit products and other services—PremierWest Bank offers a variety of traditional deposit products to attract both commercial and consumer deposits using checking and savings accounts, money market accounts and certificates of deposit. The Bank also offers internet banking, online bill pay, treasury management services, safe deposit facilities, traveler’s checks, money orders and automated teller machines at most of its facilities.

PremierWest Bank’s investment subsidiary, PremierWest Investment Services, Inc., provides investment brokerage services to its customers through a third-party broker-dealer arrangement as well as through independent insurance companies allowing for the sale of investment and insurance products such as stocks, bonds, mutual funds, annuities and other insurance products.

MARKET AREA

PremierWest Bank conducts a regional community banking business in southern and central Oregon and northern California. On December 31, 2011, the Company had a network of 44 full service bank branches. The Bank has evolved over the past ten years through a combination of acquisitions and de novo branch openings and its geographic footprint can be subdivided into several key market areas that are generally identifiable by a specific community, county or combination thereof.

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

As of December 31, 2011, the Bank has established offices within seven counties in California. In Siskiyou County there are eight branch locations in the communities of Dorris, Dunsmuir, Greenview, McCloud, Mt. Shasta, Tulelake, Weed and Yreka. In Shasta County there are three branch locations with two located in Redding and one located in Anderson. In Tehama County there are two branches with one in Corning and one in Red Bluff. In Yolo County there are two branch offices in the communities of Woodland and Davis. There is one office in Chico in Butte County and Nevada County has a branch in Grass Valley. The economy of northern California from Siskiyou County south to Butte County is primarily driven by government services, retail trade and services, education, healthcare, agriculture, recreation and tourism.

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

The following table presents the Bank’s market share percentage for total deposits as of June 30, 2011, in each county where we have a branch. All information in the table was obtained from deposit data published by the FDIC as of June 30, 2011.

Deposit Market Share ($000’s)

Totals by County

		2011			2010			2009
State	County	Market	PRWT	% Share	Market	PRWT	% Share	Market	PRWT	% Share
OR	Deschutes	2,354,513	14,223	0.60%	2,635,087	15,534	0.59%	2,716,450	23,132	0.85%
OR	Douglas	1,526,714	137,054	8.98%	1,507,749	146,814	9.74%	1,413,851	161,027	11.39%
OR	Jackson	2,741,782	310,691	11.33%	2,796,890	365,158	13.06%	2,874,655	503,981	17.53%
OR	Josephine	1,247,267	32,559	2.61%	1,291,985	34,243	2.65%	1,277,205	36,009	2.82%
OR	Klamath	774,561	13,999	1.81%	779,395	13,664	1.75%	831,244	26,404	3.18%
Sub-total		8,644,837	508,526	5.88%	9,011,106	575,413	6.39%	9,113,405	750,553	8.24%

CA	Butte	2,906,233	10,302	0.35%	2,887,149	10,658	0.37%	2,908,129	7,574	0.26%
CA	Nevada	1,600,712	119,356	7.46%	1,614,667	138,544	8.58%	1,689,110	174,958	10.36%
CA	Placer	7,248,794	12,099	0.17%	7,149,159	13,330	0.19%	6,802,407	19,581	0.29%
CA	Shasta	2,402,162	40,884	1.70%	2,449,362	44,326	1.81%	2,364,239	41,839	1.77%
CA	Siskiyou	608,075	113,263	18.63%	611,907	122,534	20.02%	623,940	124,692	19.98%
CA	Tehama	599,032	94,093	15.71%	588,312	97,054	16.50%	591,475	96,691	16.35%
CA	Yolo	2,320,830	139,694	6.02%	2,271,132	160,290	7.06%	2,272,196	190,515	8.38%
CA	Sacramento	20,334,135	139,773	0.69%	19,745,515	151,109	0.77%	19,648,670	197,156	1.00%
Sub-total		38,019,973	669,464	1.76%	37,317,203	737,845	1.98%	36,900,166	853,006	2.31%
	Total	46,664,810	1,177,990	2.52%	46,328,309	1,313,258	2.83%	46,013,571	1,603,559	3.48%

On January 13, 2012, the Company announced it will consolidate 11 of its 44 branches into existing nearby branches by the end of April 2012. Five of the branches to be consolidated are located in Oregon, and the other six branches are located in California. The decision to consolidate these branches and the projected reduction in expenses followed an extensive branch network analysis with a focus on reducing expense, improving efficiency, and positively impacting the overall value of the Company. These branches represent less than 10% of the total bank-wide deposits.

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

INDUSTRY OVERVIEW

The commercial banking industry continues to face increased competition from non-bank competitors, and is undergoing significant consolidation and change. In addition to traditional competitors such as banks and credit unions, noninsured financial service companies such as mutual funds, brokerage firms, insurance companies, mortgage companies, stored-value-card providers and leasing companies offer alternative investment opportunities for customers’ funds and lending sources for their needs. Banks have been granted extended powers to better compete with these financial service providers through the limited right to sell insurance, securities products and other services; however, the percentage of financial transactions handled by commercial banks continues to decline as the market penetration of other financial service providers has grown. The impact on the commercial banking industry of the economic downturn beginning in 2008 and continuing through the present has been meaningful, with bank failures resulting in consolidation and increased legislation and regulation.

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

EMPLOYEES

As of December 31, 2011, PremierWest Bank had 452 full-time equivalent employees compared to 477 at December 31, 2010. None of our employees are represented by a collective bargaining group. Management considers its relations with employees to be good.

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

SUPERVISION AND REGULATION

Based on the results of an examination completed during the third quarter of 2009, the Bank entered into a formal regulatory agreement (the “Agreement”) with the FDIC and the Oregon Department of Consumer and Business Services acting through its Division of Finance and Corporate Securities (“DCBS”), the Bank’s principal regulators, primarily as a result of recent significant operating losses and increasing levels of non-performing assets. The Agreement imposed certain operating requirements on the Bank, many of which have already been implemented by the Bank as discussed in Note 2 of the audited financial statements. The Company entered into a similar agreement with the Federal Reserve Bank of San Francisco and DCBS.

General – Over the past four years, the banking industry has seen an unprecedented number of sweeping changes in federal regulation. The most significant of these changes resulted from the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) in 2010, the American Recovery and Reinvestment Act of 2009 (“ARRA”), and the Emergency Economic Stabilization Act of 2008 (“EESA”). EESA and ARRA were enacted to strengthen our financial markets and promote the flow of credit to businesses and consumers. Dodd-Frank has brought and will continue to bring additional, significant changes to the regulatory landscape affecting banks and bank holding companies.

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

Federal and State Bank Regulation—PremierWest Bank, as a state chartered bank with deposits insured by the Federal Deposit Insurance Corporation (“FDIC”), is subject to the supervision and regulation of the State of Oregon DCBS and the FDIC. These agencies regularly examine all facets of the Bank’s operations and our financial condition, and may prohibit the Company from engaging in what they believe constitutes unsafe or unsound banking practices. We are required to seek approval from the FDIC and DCBS to open new branches and engage in mergers and acquisitions, among other things.

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

FDICIA included provisions to reform the federal deposit insurance system, including the implementation of risk-based deposit insurance premiums. FDICIA also permits the FDIC to make special assessments on insured depository institutions in amounts determined by the FDIC to be necessary to give it adequate assessment income to repay amounts borrowed from the U.S. Treasury and other sources or for any other purpose the FDIC deems necessary. Pursuant to FDICIA, the FDIC implemented a transitional risk-based insurance premium system on January 1, 1993. Under this system, banks are assessed insurance premiums according to how much risk they are deemed to present to the Deposit Insurance Fund (“DIF”). Banks with higher levels of capital and a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or involving a higher degree of supervisory concern. While PremierWest Bank has historically qualified for the lowest premium level, losses incurred over the past four years have reduced the Company’s capital levels and increased supervisory concerns resulting in increased FDIC and state assessments on PremierWest Bank, from $1.1 million in 2008 to $3.4 million in 2011.

From 2008 to 2011, the banking industry, as well as other sectors of the United States economy, realized a number of changes in federal regulation due to the disruption in credit market operations. The most significant of these changes that affected the Company are discussed below.

Temporary Liquidity Guarantee Program (“TLGP”)—On October 13, 2008, the FDIC announced the TLGP to strengthen confidence and encourage liquidity in the banking system. The TLGP consists of two components: a temporary guarantee of newly-issued senior unsecured debt (the Debt Guarantee Program) and a temporary unlimited guarantee of funds in non-interest-bearing transaction and regular checking accounts at FDIC-insured institutions (the Transaction Account Guarantee Program). On December 5, 2008, the Company elected to participate in both the Debt Guarantee Program and Transaction Account Guarantee Program. However, the Company declined the option of issuing certain non-guaranteed senior unsecured debt before issuing the maximum amount of guaranteed debt. The Transaction Account Guarantee Program expired on December 31, 2010. Dodd-Frank provides for unlimited deposit insurance for noninterest bearing transaction accounts (excluding NOW, but including IOLTAs) beginning December 31, 2010 for a period of two years.

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

Dodd-Frank. On July 21, 2010, President Obama signed Dodd-Frank into law. Dodd-Frank changed the bank regulatory structure and affected the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. Dodd-Frank requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting and implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years. Significant changes include:

•	The establishment of the Financial Stability Oversight Counsel, which is responsible for identifying and monitoring systemic risks posed by financial firms, activities, and practices.

•

The establishment of a Consumer Financial Protection Bureau, within the Federal Reserve, to serve as a dedicated consumer-protection regulatory body with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks with more than $10 billion in assets. Banks with $10 billion or less in assets will continue to be examined for compliance with the consumer laws by their primary bank regulators.

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

•

Permanent increase to the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012.

•

Requirement of publicly traded companies to provide stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and by authorizing the Securities and Exchange Commission to promulgate additional rules that would affect corporate governance and enhance disclosure requirements. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

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

The FDIC is an independent federal agency that insures deposits, up to prescribed statutory limits, of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries. The FDIC insures our client deposits through the Deposit Insurance Fund (“DIF”) up to prescribed limits for each depositor. Pursuant to the Emergency Economic Stabilization Act of 2008 (the “EESA”), the maximum deposit insurance amount was increased from $100,000 to $250,000 per depositor. The EESA, as amended by the Helping Families Save Their Homes Act of 2009, provides that the basic deposit insurance limit will return to $100,000 after December 31, 2013; however, Dodd-Frank made permanent the $250,000 per depositor insurance limit for qualifying accounts. The amount of FDIC assessments paid by each deposit insurance fund member institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors. Pursuant to the Federal Deposit Insurance Reform Act of 2005, the FDIC is authorized to set the reserve ratio for the deposit insurance fund annually at between 1.15% and 1.50% of estimated insured deposits. Dodd-Frank eliminated the previous requirement to set the reserve ratio within a range of 1.15% to 1.50%, directed the FDIC to set the reserve ratio at a minimum of 1.35% and eliminated the maximum limitation on the reserve ratio. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis.

On November 17, 2009, the FDIC imposed a prepayment requirement on most insured depository organizations, requiring that the organizations prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 and for each calendar quarter for calendar years 2010, 2011 and 2012. The FDIC has stated that the prepayment requirement was imposed in response to a negative balance in the deposit insurance fund. The actual assessments due from the Bank on the last day of each calendar quarter will be applied against the prepaid amount until the prepayment amount is exhausted. If the prepayment amount is not exhausted before June 30, 2013 any remaining balance will be returned to the Bank. The prepayment amount does not bear interest.

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

The Company’s ability to pay dividends depends primarily on dividends we receive from the Bank. Under federal regulations, the dollar amount of dividends the Bank may pay depends upon its capital position and recent net income. Generally, if the Bank satisfies its regulatory capital requirements, it may make dividend payments up to the limits prescribed under state law and FDIC regulations. The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve’s view that a bank holding company should pay cash dividends only to the extent that its net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company’s capital needs, asset quality and overall financial condition. The Federal Reserve also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, a bank holding company may be prohibited from paying any dividends if the holding company’s bank subsidiary is not adequately capitalized. Due to the losses we experienced, we suspended dividend payments on our common stock in the second quarter of 2009 and on our preferred stock in the fourth quarter of 2009. We cannot pay dividends unless we receive prior regulatory consent. Until conditions improve and we increase our capital levels we do not expect to pay dividends on our capital stock or receive dividends from the Bank.

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

Conservatorship and Receivership of Institutions—If an insured depository institution becomes insolvent and the FDIC is appointed its conservator or receiver, the FDIC may, under federal law, disaffirm or repudiate any contract to which such institution is a party, if the FDIC determines that performance of the contract would be burdensome, and that disaffirmance or repudiation of the contract would promote the orderly administration of the institution’s affairs. Such disaffirmance or repudiation would result in a claim by its holder against the receivership or conservatorship. The amount paid upon such claim would depend upon, among other factors, the amount of receivership assets available for the payment of such claim and its priority relative to the priority of others. In addition, the FDIC as conservator or receiver may enforce most contracts entered into by the institution notwithstanding any provision providing for termination, default, acceleration, or exercise of rights upon or solely by reason of insolvency of the institution, appointment of a conservator or receiver for the institution, or exercise of rights or powers by a conservator or receiver for the institution. The FDIC as conservator or receiver also may transfer any asset or liability of the institution without obtaining any approval or consent of the institution’s shareholders or creditors. The FDIC provides that, in the event of the “liquidation or other resolution” of an insured depository institution, the claims of depositors of the institution, including the claims of the FDIC as subrogee of insured depositors, and certain claims for administrative expenses of the FDIC as a receiver, will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non-deposit creditors, including the parent bank holding company, with respect to any extensions of credit they have made to such insured depository institution.

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

The Sarbanes-Oxley Act (“Sarbanes-Oxley”) of 2002 implemented legislative reforms intended to address corporate and accounting fraud. Sarbanes-Oxley applies to publicly reporting companies including PremierWest Bancorp. The legislation established the Public Company Accounting Oversight Board whose duties include the registering of public accounting firms and the establishment of standards for auditing, quality control, ethics and independence relating to the preparation of public company audit reports by registered accounting firms. Sarbanes-Oxley includes numerous provisions, but in particular, Section 404 requires PremierWest Bancorp’s Management to assess the adequacy and effectiveness of its internal controls over financial reporting. As of December 31, 2011, Management believes the Company is in full compliance with the requirements and provisions of Sarbanes-Oxley.

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

As of the date of this report, the Company has met all of the requirements expect the leverage ratio requirement. Prior to completing the Agreement with the FDIC in April 2010, we completed a common stock offering that raised $33.2 million in gross proceeds, which raised the Bank’s Tier 1 leverage ratio from 5.70% at December 31, 2009, to 8.21% at March 31, 2010. Subsequently the Bank has engaged in balance sheet management activities, including loan and deposit reductions which have further increased its capital ratios as noted above. Similarly, the Company has reduced its assets classified “Substandard” to 68% of Tier 1 capital plus ALLL as of December 31, 2011, compared to 178.4% as of June 30, 2009, in the report of examination. As previously noted, the Company has demonstrated progress and is committed to achieving all the requirements of the Agreement.

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

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. The proceeds of our 2010 rights offering returned our Bank capital levels to published “Well-Capitalized” levels, including exceeding the 10.0% risk-based capital level. We are, however, subject to a Consent Order that requires higher capital levels, including a 10.0% leverage ratio. Our Bank leverage ratio as of December 31, 2011, was 8.72%.

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

In light of the challenging operating environment over the past three years, along with our elevated level of non-performing assets, delinquencies and adversely classified assets, we are subject to increased regulatory scrutiny, including a Consent Order with the FDIC and DCBS dated effective April 6, 2010, and a Written Agreement with the Federal Reserve and DCBS dated effective June 4, 2010. The Consent Order requires us to take steps to strengthen the Bank and to refrain from undertaking certain activities. We have limitations on the rates paid by the Bank to attract retail deposits in its local markets. We are required to reduce our levels of non-performing assets within specified time frames, which could result in less than ideal pricing on the sale of assets. We are restricted from paying dividends from the Bank to the Holding Company during the life of the Consent Order, which restricts our ability to issue preferred stock dividends and make junior subordinated debenture interest payments. The added costs of compliance with additional regulatory requirements could have an adverse effect on our financial condition and earnings. Our ability to grow is constrained by the Consent Order and Written Agreement and we will be unable to expand our operations until we achieve material compliance with the regulatory agreements. The requirements and restrictions of the Consent Order and the Written Agreement are judicially enforceable and the failure of the Company or the Bank to comply with such requirements and restrictions may subject the Company and the Bank to additional regulatory restrictions including: the imposition of civil monetary penalties; the issuance of directives to increase capital or enter into a strategic transaction, whether by merger or otherwise, with a third party; the appointment of a conservator or receiver for the Bank; the liquidation or other closure of the Bank and inability of the Company to continue as a going concern; the termination of insurance of deposits; the issuance of removal and prohibition orders against institution-affiliated parties; and the enforcement of such actions through injunctions or restraining orders. Generally, these enforcement actions will be lifted only after subsequent examinations substantiate complete correction of the underlying issues.

Continued weak or worsening regional and national business and economic conditions, and regulatory responses to such conditions could constrain our growth and profitability and have a material adverse effect on our business, financial condition and results of operations.

Our business and operations are sensitive to general business and economic conditions in the United States, and southern and central Oregon and northern California, specifically. If the national, regional and local economies are unable to overcome stagnant growth, high unemployment rates and depressed real estate markets resulting from the economic weakness that began in 2007, or experience worsening economic conditions, our growth and profitability could be constrained. Weak economic conditions are characterized by, among other indicators, fluctuations in debt and equity capital markets, increased delinquencies on mortgage, commercial and consumer loans, residential and commercial real estate price declines and lower home sales and commercial activity. All of these factors are generally detrimental to our business. We expect only moderate improvement in these conditions in the near future. In particular, we may face the following risks in connection with these events:

•	Our ability to assess the creditworthiness of our clients may be impaired if the models and approaches we use to select, manage and underwrite our clients become less predictive of future performance.

•

The process we use to estimate losses inherent in our loan portfolio requires difficult, subjective and complex judgments, including forecasts of economic conditions and how these economic predictions might impair the ability of our borrowers to repay their loans, which process may no longer be capable of accurate estimation and may, in turn, adversely affect its reliability.

•	We may be required to pay significantly higher FDIC insurance premiums in the future if industry losses further deplete the FDIC deposit insurance fund.

•	Changes in interest rates as a result of changes in the United States’ credit rating could affect our current interest income spread.

•	Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions and government sponsored entities.

•	We may face increased competition due to consolidation within the financial services industry.

If current levels of market disruption and volatility continue or worsen, our ability to access capital may be adversely affected and asset quality may further deteriorate, which would harm our business, financial condition and results of operations.

The negative impact of the current economic recession has been particularly acute in our primary market areas of southern and central Oregon and in northern California.

Our operations are geographically concentrated in southern and central Oregon and northern California and our business is sensitive to regional business conditions. Our financial condition and results of operations are highly dependent on the economic conditions of the markets we serve, where adverse economic developments or regional or local disasters (such as earthquakes, fires, floods or droughts), among other things, could affect the volume of loan originations, increase the level of non-performing assets, increase the rate of foreclosure losses on loans and reduce the value of our loans. Substantially all of our loans are to businesses and individuals in our primary market areas. Our customers are directly and indirectly dependent upon the economies of these areas and upon the timber and tourism industries, which are significant employers and revenue sources in our markets – economic factors that affect these industries will have a disproportionately negative impact on our region and our customers. All geographic regions in which we operate have seen precipitous declines in property values. Since 2009, Oregon has had one of the nation’s highest unemployment rates and major employers have implemented substantial layoffs or scaled back growth plans. Oregon continues to face fiscal challenges, the long-term effects of which on the state’s economy cannot be predicted. The State of California continues to face significant fiscal challenges, the long-term effects of which cannot be predicted. A further deterioration in the economic and business conditions or a prolonged delay in economic recovery in our primary market areas could result in the following consequences that could materially and adversely affect our business: increased loan delinquencies; increased problem assets and foreclosures; reduced demand for our products and services; reduction in cash balances of consumers and businesses resulting in declines in deposits; reduced property values that diminish the value of assets and collateral associated with our loans; and a decrease in capital resulting from charge-offs and losses.

We have taken actions, and may take additional actions, to help us improve our regulatory capital ratios, including reducing expense, assets and liabilities.

On January 12, 2012, we announced plans to close and consolidate eleven branches, representing approximately 10% of the Bank’s deposits, by April 2012. Branch consolidation is projected to result in expense savings of approximately $1.9 million annually beginning in the second quarter of 2012. First quarter 2012 pre-tax income is expected to be reduced by approximately $790 thousand as a result of consolidation expenses. The branch closures are part of our plans to reduce assets and liabilities and to reduce expenses, improve efficiency and positively impact the value of the Company. We expect to further evaluate our options for reducing expenses and assets and liabilities which could include branch or asset sales. The disposition of our assets and liabilities could hurt our long-term profitability. While branch closures, if completed, will likely reduce our assets and liabilities and increase our Bank capital ratios, we expect that our net income in the future could be reduced as a result of the loss of income generated by these branches. When we close or consolidate a branch, customers at those branches may transition their business to our competitors. We also face the risks of higher than expected consolidation expenses and the inability to realize projected savings levels.

As of December 31, 2011, approximately 79% of our gross loan portfolio was secured by real estate, the majority of which is commercial real estate and continued market deterioration could lead to losses.

Declining real estate values have caused increasing levels of charge-offs and provisions for loan losses since 2008. The market value of real estate can fluctuate significantly in a short period of time as a result of local market conditions. Adverse changes affecting real estate values and the liquidity of real estate in our markets could increase the credit risk associated with our loan portfolio, and could result in losses that would adversely affect our profitability. Adverse changes in the economy affecting real estate values and liquidity in our markets could significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses. Collateral may have to be sold for less than the outstanding balance of the loan, which could result in losses on the loan. Declines in real estate market values, increases in commercial and consumer delinquency levels or losses may precipitate increased charge-offs and a further increase in our loan loss provisions, which could have a material adverse effect on our business, financial condition and results of operations.

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

We reported a net loss applicable to shareholders of $17.6 million for the year ended December 31, 2011. Losses resulted primarily from the high level of nonperforming assets and the related reduction in interest income and increased provision for loan losses. We can provide no assurance that we will not have continuing losses in our operations.

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

We cannot accept, renew or roll over any brokered deposits. In addition, certain interest-rate limits apply to our brokered and solicited deposits. The reduction in the level of brokered deposits, even according to their regular maturity dates, may have a negative impact on our liquidity. Our financial flexibility could be severely constrained if we are unable to obtain brokered deposits or renew wholesale funding or if adequate financing is not available in the future at acceptable rates of interest. We may not have sufficient liquidity to continue to fund new loan originations, and we may need to liquidate loans or other assets unexpectedly in order to repay obligations as they mature. Furthermore, we are now required to provide a higher level of collateral for any funds that we borrow from the Federal Reserve, and we may be required to provide additional collateral to our other funding sources as well. Any additional collateral requirements or limitations on our ability to access additional funding sources are expected to have a negative impact on our liquidity.

We are subject to restrictions on our ability to declare or pay dividends on and repurchase shares of our common stock and to repay our junior subordinated debentures.

We are a separate, distinct legal entity from the Bank and receive substantially all of our revenue from dividends from the Bank. Our inability to receive dividends from the Bank adversely affects our financial condition. The Bank’s ability to pay dividends is primarily dependent on net interest income, which is the income that remains after deducting from total income generated by earning assets the expense attributable to the acquisition of the funds required to support earnings assets, the general level of interest rates, the dynamics of changes in interest rates and the levels of nonperforming loans. Our ability to pay dividends, and the Bank’s ability to pay dividends to us, are also limited by regulatory restrictions and the need to maintain sufficient capital. In the second quarter of 2009, we suspended payment of dividends on our common stock in order to conserve capital. We are subject to formal regulatory restrictions that will continue to prohibit us from declaring or paying any dividend without prior approval of banking regulators. Although we can seek to obtain waiver of such prohibition, we would not expect to be granted such waiver or to be released from this obligation until our financial performance improves significantly. Therefore, we may not be able to resume payments of dividends in the future. In addition the Bank may not pay cash dividends if that payment could reduce the amount of its capital below that necessary to meet the “adequately capitalized” level in accordance with regulatory capital requirements. It is also possible that, depending on the financial condition of the Bank and other factors, regulatory authorities could assert that payment of dividends or other payments by the Bank, including payments to the Company, is an unsafe and unsound practice. Under Oregon law, the amount of a dividend from the Bank may not be greater than net unreserved retained earnings, after first deducting to the extent not already charged against earnings or reflected in a reserve, all bad debts, which are debts on which interest is unpaid and past due at least six months unless the debt is fully secured and in the process of collection; all other assets charged-off as required by the Oregon Division of Finance and Corporate Securities (“DFCS”) or state or federal examiner; and all accrued expenses, interest and taxes.

Under the terms of our agreements with the U.S. Treasury in connection with the sale of our Series B Preferred Stock, we are unable to declare dividend payments on common, junior preferred or pari passu preferred shares if we are in arrears on the dividends on the Series B Preferred Stock. We suspended further dividend payments on the Series B Preferred Stock in the fourth quarter of 2009 in order to conserve capital. If dividends on the Series B Preferred Stock are not paid in full for six dividend periods, whether or not consecutive, the holders of the Series B Preferred Stock will have the right to elect two directors. Such right to elect directors will end when full dividends have been paid for four consecutive dividend periods. In December 2011, the U.S. Treasury elected Mary Carryer to our board of directors. We also announced in the fourth quarter of 2009 that we would defer, as permitted under the terms of indentures, interest payments on junior subordinated debentures issued in connection with trust preferred securities. We are permitted to defer such interest payments for up to 20 consecutive quarters, but during a deferral period we are prohibited from making dividend payments on our capital stock.

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

Our business is heavily regulated and Dodd-Frank and additional new regulations may negatively affect our operations.

The wide range of federal and state laws and regulations affecting the Holding Company and the Bank are designed primarily to protect the deposit insurance funds and consumers, and not to benefit shareholders. These laws and regulations can sometimes impose significant limitations on our operations as well as result in higher operating costs. In addition, these regulations are constantly evolving and may change significantly over time. Significant new regulation or changes in existing regulations or repeal of existing laws may affect our results materially. Further, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects credit conditions and interest rates that impact the Company. We could experience credit losses if new federal or state legislation, or regulatory changes, are implemented to protect customers by reducing the amount that the Bank’s borrowers are otherwise contractually required to pay under existing loan contracts or by limiting the Bank’s ability to foreclose on property or other collateral or makes foreclosure less economically feasible.

Compliance with the recently enacted financial reform legislation may increase our costs of operations and adversely impact our earnings. Dodd-Frank contains a comprehensive set of provisions designed to govern the practices and oversight of financial institutions. Dodd-Frank also establishes a new financial industry regulator, the Consumer Financial Protection Bureau (“CFPB”). Our banking regulators have introduced and continue to introduce new regulations and supervisory guidance and practices in response to the heightened Congressional and regulatory focus on the financial services industry generally. Additional legislative or regulatory action that may impact our business may result from the multiple studies mandated by Dodd-Frank. We are unable to predict the nature, extent or impact of any additional changes to statutes or regulations, including the interpretation or implementation thereof, which may occur in the future. The effect of Dodd-Frank and other regulatory initiatives on our business and operations could be significant, depending upon final implementing regulations, the actions of our competitors and the behavior of consumers. Dodd-Frank, other legislative and regulatory changes, and enhanced scrutiny by our regulators could have a significant impact on us by, for example, requiring us to limit or change our business practices, limiting our ability to pursue business opportunities, requiring us to invest valuable management time and resources in compliance efforts, imposing additional costs on us, limiting fees we can charge for services, requiring us to meet more stringent capital, liquidity and leverage ratio requirements, impacting the value of our assets, or otherwise adversely affecting our businesses. Dodd-Frank, its implementing regulations, and any other significant financial regulatory reform initiatives could have a material adverse effect on our business, results of operations, cash flows and financial condition. Significant changes include:

•

The establishment of the Financial Stability Oversight Counsel, which will be responsible for identifying and monitoring systemic risks posed by financial firms, activities, and practices. The establishment of the CFPB to serve as a dedicated consumer-protection regulatory body with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks with more than $10 billion in assets. Banks with $10 billion or less in assets will continue to be examined for compliance with the consumer laws by their primary bank regulators. Because the CFPB has been recently established and its Director has been only recently appointed, there is significant uncertainty as to how the CFPB will exercise and implement its regulatory, supervisory, examination and enforcement authority. Changes in regulatory expectations, interpretations or practices could increase the risk of regulatory enforcement actions, fines and penalties. Actions by the CFPB could result in requirements to alter our products and services that would make our products less attractive to consumers. Changes to regulations or regulatory guidance adopted in the past by bank regulators could increase our compliance costs and litigation exposure.

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

Many provisions in Dodd-Frank are aimed at financial institutions that are significantly larger than the Company or the Bank. Nonetheless, there are provisions that apply to us and we have to apply resources to ensure compliance, which may adversely impact our earnings. The precise nature, extent and timing of many of these reforms and the impact on us is still uncertain.

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

The Company has the ability to borrow from FHLB of Seattle to provide a source of wholesale funding for immediate liquidity and borrowing needs. Changes or disruptions to the FHLB of Seattle or the FHLB system in general, may materially impair the Company’s ability to meet its growth plans or to meet short and long term liquidity demands. In October 2010, the FHLB of Seattle entered into the Consent Arrangement with the Federal Housing Finance Agency that requires the FHLB of Seattle to meet various standards including a minimum retained earnings requirement. As of December 31, 2011, the FHLB of Seattle continued to meet all of its regulatory capital requirements, but remains classified as “undercapitalized” by the Federal Housing Finance Agency. The Federal Housing Finance Agency may take additional actions or require the FHLB of Seattle to meet additional requirements or conditions. The FHLB of Seattle cannot pay a dividend on their common stock and it cannot repurchase or redeem common stock. While the FHLB of Seattle has announced it does not anticipate that additional capital is immediately necessary, and believes that its capital level is adequate to support realized losses in the future, the FHLB of Seattle could require its members, including the Company, to contribute additional capital in order to return the FHLB of Seattle to compliance with capital guidelines.

The financial services industry is highly competitive.

Competition may adversely affect our performance. The financial services industry is highly competitive due to changes in regulation that permit more non-bank companies to offer financial services, technological advances that expand the ability of our competitors to reach our customers and offer products through the internet, and the accelerating pace of consolidation among financial services providers including due to bank failures. Credit unions, as a result of exemptions from federal corporate income tax and costly regulatory requirements facing banks, are able to offer certain products to our current and targeted customers at lower rates and fees. We face competition both in attracting deposits and in originating loans and providing transactional services.

We rely on technology to deliver products and services and interact with our customers.

We face operational risks as we depend on internal and outsourced technology to support all aspects of our business operations. We store and process sensitive consumer and business data, and a cybersecurity breach could result in data theft or system disruption. A cybersecurity breach of one of our vendor’s systems could also result in data theft or disruption of our business. Interruption or failure of these systems creates a risk of loss of customer confidence if technology fails to work as expected, risk of regulatory scrutiny and possible fines if security breaches occur, and significant expense to remedy the event. Risk management programs are expensive to maintain and will not protect the company from all risks associated with maintaining the security of customer information, proprietary data, external and internal intrusions, disaster recovery and failures in the controls used by vendors.

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

As of December 31, 2011, the Company conducted business through 54 offices including the operations of PremierWest Bank, PremierWest Bank’s mortgage division, and also PremierWest Bank’s two subsidiaries—Premier Finance Company and PremierWest Investment Services, Inc. The 54 offices included 44 full service bank branches and 10 other office locations.

PremierWest Bank’s 44 full service branch facilities are located in Oregon and California and more specifically broken down as follows: 23 branches are located in Jackson (10), Josephine (2), Deschutes (2), Douglas (7) and Klamath (2) counties of Oregon and 21 branches located in Siskiyou (8), Shasta (3), Butte (1), Tehama (2), Yolo (2), Nevada (1), and Sacramento (4) counties of California. Of the 44 branch locations, 35 are owned by PremierWest Bank, 9 are leased, and two locations involve long-term land leases where the Bank owns the building.

The Company’s 10 other locations house administrative and subsidiary operations. These facilities include one campus located in Medford, Oregon with two owned buildings housing the Company’s administrative head office, operations and data processing facilities; two owned administrative facilities—one in Redding, California housing regional administration, our Premier Finance Company subsidiary, and one in Red Bluff, California housing PremierWest Bank administrative functions; one leased location in Bend, Oregon, that was not renewed at December 2011; three leased locations housing stand-alone Premier Finance Company offices in Portland, Eugene, and Roseburg, Oregon; and, three buildings and two owned locations in Medford, Oregon occupied by a Premier Finance Company office and the Bank’s consumer lending group. The Company also leases a storage warehouse in Medford, Oregon.

In addition, to the above, three Premier Finance Company offices are housed within PremierWest Bank full service branch offices, as are various employees of PremierWest Investment Services, Inc., and the Bank’s mortgage division.

On January 13, 2012, the Company announced it will consolidate 11 branches into existing nearby branches by the end of April 2012. Five of the branches to be consolidated are located in Oregon, and the other six branches are located in California. These 11 branch locations are owned by PremierWest Bank.

The annual rent expense on leased properties was $1.0 million, $1.2 million, and $1.1 million in 2011, 2010 and 2009, respectively.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, in the normal course of business, PremierWest is party to various legal actions. Management is unaware of any existing legal actions against the Company or its subsidiaries that would have a materially adverse impact on our business, financial condition or results of operations.

In September 2011, PremierWest Bank initiated a legal action to collect debts from Arthur Critchell Galpin, Eagle Point Developments, LLC, ACG Properties, LLC, and Eagle Point Golf Club, LLC, in the Circuit Court of the State of Oregon for Jackson County, Case No. 11-4146-E-9. The Bank’s action sought judgments against those parties and judicial foreclosure upon real estate that served as collateral for the loans. In October 2011, the defendants in the action filed counterclaims against the Bank alleging breach of fiduciary duty and fair dealing regarding the value of underlying collateral in connection with the sale of a Bank loan to an affiliate of one of the defendants and in connection with the negotiation and restructuring of loan transactions with the defendants. On January 3, 2012, the Company entered into a confidential master settlement agreement, and the lawsuits were dismissed on January 27, 2012.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PremierWest common stock is quoted on the NASDAQ Capital Market (“NASDAQ”) under the symbol “PRWT”. From February 11, 2011 through March 10, 2011, the symbol converted to “PRWTD” as a result of our reverse stock split. The common stock is registered under the Securities Exchange Act of 1934. The table below sets forth the high and low sales prices of PremierWest common stock as reported on NASDAQ. This information has been adjusted to reflect previous stock dividends paid in 2009 and the 1-for-10 reverse stock split that was effective February 10, 2011. No stock dividend was paid in 2011 or 2010. Bid quotations reflect inter-dealer prices, without adjustment for mark-ups, mark-downs, or commissions and may not necessarily represent actual transactions. On March 6, 2012, the Company had 10,034,741 shares of common stock issued and outstanding, which were held by approximately 800 shareholders of record, a number which does not include approximately 4,800 beneficial owners who hold shares in “street name.” As of March 6, 2012, the most recent date prior to the date of this report, the closing price of the common stock was $1.40 per share.

	2011			2010			2009
	Closing Market Price		Cash Dividends Declared	Closing Market Price		Cash Dividends Declared	Closing Market Price		Cash Dividends Declared
	High	Low		High	Low		High	Low
1st Quarter	$4.30	$2.19	$—	$16.30	$4.50	$—	$67.00	$26.20	$0.10
2nd Quarter	$2.43	$1.29	$—	$13.80	$3.90	$—	$46.70	$33.50	$—
3rd Quarter	$1.88	$0.91	$—	$5.60	$3.40	$—	$36.70	$27.10	$—
4th Quarter	$1.10	$0.80	$—	$5.50	$3.10	$—	$27.00	$13.00	$—

The timing and amount of any future dividends PremierWest might pay will be determined by its Board of Directors and will depend on earnings, cash requirements and the financial condition of PremierWest and its subsidiaries, applicable government regulations and other factors deemed relevant by the Board of Directors. Beginning in the second quarter of 2009, the Company announced cessation of dividends. See Item 1 – Dividends. For a discussion of restrictions on dividend payments, please refer to Part I, Item 1A Risk Factors in this Form 10-K.

Cash paid for fractional shares in connection with the 1-for-10 reverse stock split was approximately $1,000 during the year ended December 31, 2011. There were no other repurchases of common stock by the Company during 2011.

The following table provides information about the number of outstanding options, the associated weighted average price and the number of options available for issuance as of December 31, 2011:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	74,743	$91.75	502,850
Equity compensation plans not approved by security holders	—	—	—

Total	74,743	$91.75	502,850

Performance Graph

The following graph, which is furnished not filed, shows the cumulative total return for our common stock compared to the cumulative total returns for the SNL NASDAQ Bank index and the NASDAQ Composite index. All values were gathered by SNL Financial LLC from sources deemed to be reliable. The comparison assumes that $100 was invested on December 31, 2006 in PremierWest Bancorp common stock and in each of the comparative indexes. The cumulative total return on each investment is as of December 31 for each of the subsequent five years and assumes the reinvestment of all cash dividends and the retention of all stock dividends. PremierWest Bancorp’s five-year cumulative total return was -99.42% compared to -46.26% and 13.16% for the SNL NASDAQ Bank and NASDAQ Composite indexes, respectively.

	Period Ending
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
PremierWest Bancorp	100.00	76.16	45.77	10.22	2.45	0.58
NASDAQ Bank	100.00	80.09	62.84	52.60	60.04	53.74
NASDAQ Composite	100.00	110.66	66.42	96.54	114.06	113.16

ITEM 6.	SELECTED FINANCIAL DATA

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

Consolidated Five-Year Financial Data

(Dollars in thousands except per share data)	Years Ended December 31,
	2011	2010	2009	2008	2007
Operating Results
Total interest and dividend income	$59,475	$69,041	$77,964	$88,936	$82,400
Total interest expense	9,558	13,074	19,968	28,573	27,216

Net interest income	49,917	55,967	57,996	60,363	55,184
Provision for loan losses	14,350	10,050	88,031	36,500	686
Non-interest income	10,838	11,238	11,003	10,234	8,880
Non-interest expense	61,386	61,980	129,722	47,129	38,973

Income (loss) before provision for income taxes	(14,981)	(4,825)	(148,754)	(13,032)	24,405
Provision (benefit) for income taxes	70	134	(2,282)	(5,493)	9,303

Net income (loss)	(15,051)	(4,959)	(146,472)	(7,539)	15,102
Preferred stock dividends and discount accretion	2,565	2,533	2,171	275	275

Net income (loss) available to common shareholders	$(17,616)	$(7,492)	$(148,643)	$(7,814)	$14,827

Per Share Data (1)
Basic earnings (loss) per common share (1)	$(1.76)	$(0.90)	$(60.07)	$(3.36)	$8.30
Diluted earnings (loss) per common share (1)	$(1.76)	$(0.90)	$(60.07)	$(3.36)	$7.80
Dividends declared per common share (1)	$—	$—	$0.10	$1.80	$1.70
Ratio of dividends declared to net income (loss)	0.00%	0.00%	-0.16%	-53.48%	19.14%

Financial Ratios
Return on average common equity	-34.33%	-13.69%	-93.07%	-4.41%	13.05%
Return on average assets	-1.31%	-0.51%	-9.29%	-0.54%	1.38%
Efficiency ratio (2)	101.04%	92.23%	188.01%	66.76%	60.83%
Net interest margin (3)	4.05%	4.08%	4.10%	4.68%	5.72%

Balance Sheet Data at Year End
Gross loans	$797,878	$978,546	$1,149,027	$1,247,988	$1,025,329
Allowance for loan losses	$22,683	$35,582	$45,903	$17,157	$11,450
Allowance as percentage of gross loans	2.84%	3.64%	3.99%	1.37%	1.12%
Total assets	$1,266,047	$1,411,220	$1,536,314	$1,475,954	$1,157,961
Total deposits	$1,127,749	$1,266,249	$1,420,762	$1,211,269	$935,315
Total equity	$84,365	$97,008	$71,535	$176,984	$127,675

Notes:

(1)	Per share data have been restated for subsequent stock dividends and for 1-for-10 reverse stock split effective February 10, 2011.
(2)	Efficiency ratio is calculated by dividing non-interest expense by the sum of net interest income plus non-interest income.
(3)	Tax adjusted at 40.0% for 2011, 2010 and 2009, 34.00% for 2008, and 38.25% for 2007.

Consolidated Quarterly Financial Data

The following tables set forth the Company’s unaudited consolidated financial data regarding operations for each quarter of 2011 and 2010. This information, in the opinion of Management, includes all adjustments necessary, consisting only of normal and recurring adjustments, to state fairly the information set forth therein. Certain amounts previously reported have been reclassified to conform to the current presentation. These reclassifications had no net impact on the results of operations.

	2011
(Dollars in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
STATEMENT OF OPERATIONS DATA
Total interest and dividend income	$15,032	$15,697	$15,036	$13,710
Total interest expense	2,831	2,571	2,187	1,969

Net interest income	12,201	13,126	12,849	11,741
Provision for loan losses	6,300	—	5,050	3,000

Net interest income after provision for loan losses	5,901	13,126	7,799	8,741
Non-interest income	3,101	2,693	2,667	2,377
Non-interest expense	15,740	17,872	13,298	14,476

Income (loss) before income taxes	(6,738)	(2,053)	(2,832)	(3,358)
Provision for income taxes	16	5	23	26

Net loss	(6,754)	(2,058)	(2,855)	(3,384)
Preferred stock dividends and discount accretion	656	613	614	682

Net loss available to common shareholders	$(7,410)	$(2,671)	$(3,469)	$(4,066)

Basic loss per common share	$(0.74)	$(0.27)	$(0.35)	$(0.41)

Diluted loss per common share	$(0.74)	$(0.27)	$(0.35)	$(0.41)

	2010
(Dollars in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
STATEMENT OF OPERATIONS DATA
Total interest and dividend income	$18,178	$17,657	$17,261	$15,945
Total interest expense	3,351	2,828	3,636	3,259

Net interest income	14,827	14,829	13,625	12,686
Provision for loan losses	6,100	2,350	1,600	—

Net interest income after provision for loan losses	8,727	12,479	12,025	12,686
Non-interest income	2,717	2,445	2,736	3,340
Non-interest expense	14,135	16,351	15,562	15,932

Income (loss) before income taxes	(2,691)	(1,427)	(801)	94
Provision for income taxes	—	—	—	134

Net loss	(2,691)	(1,427)	(801)	(40)
Preferred stock dividends and discount accretion	611	636	620	666

Net loss available to common shareholders	$(3,302)	$(2,063)	$(1,421)	$(706)

Basic loss per common share	$(1.02)	$(0.21)	$(0.14)	$(0.07)

Diluted loss per common share	$(1.02)	$(0.21)	$(0.14)	$(0.07)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have identified our accounting policies related to our calculation of the allowance for credit losses, valuation of other real estate owned (“OREO”), impaired loans, and estimates relating to income taxes as policies that are most critical to an understanding of our financial condition and operating results. Application of these policies and calculation of these amounts involve difficult, subjective, and complex judgments, and often involve estimates about matters that are inherently uncertain. These policies are discussed in greater detail below, as well as in Note 1 “Summary of Significant Accounting Policies” to the Company’s audited consolidated financial statements included under the section “Financial Statements and Supplementary Data” Item 8 of this report.

Allowance for Credit Losses.    The allowance for loan losses is established to absorb known and inherent losses attributable to loans outstanding. The adequacy of the allowance is monitored on an ongoing basis and is based on Management’s evaluation of numerous factors. These factors include the quality of the current loan portfolio, the trend in the loan portfolio’s risk ratings, current economic conditions, loan concentrations, loan growth rates, past-due and nonperforming trends, evaluation of specific loss estimates for all significant problem loans, historical charge-off and recovery experience and other pertinent information. As of December 31, 2011, approximately 79% of PremierWest’s gross loan portfolio is secured by real estate. Accordingly, a significant decline in real estate values from current levels in Oregon and California could cause Management to increase the allowance for loan losses and/or experience greater loan charge-offs.

Other Real Estate Owned (“OREO”).    OREO acquired through foreclosure or deeds in lieu of foreclosure, is carried at the lower of cost or fair value, less estimated costs of disposal. When property is acquired, any excess of the loan balance over the fair value is charged to the allowance for loan losses. Holding costs, subsequent write-downs to fair value, if any, or any disposition gains or losses are included in non-interest expense.

Stock Option Plan.    The Company measures and recognizes as compensation expense, the grant date fair market value for all share-based awards. The Company estimates the fair market value of stock-based payment awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model to value its stock options. The Black-Scholes model requires the use of assumptions regarding the risk-free interest rate, the expected dividend yield, the weighted average expected life of the options, and the historical volatility of its stock price.

Income Taxes.    The Company establishes a deferred tax valuation allowance to reduce the net carrying amount of deferred tax assets if it is determined to be more likely than not that all or some of the deferred tax asset will not be realized. At December 31, 2011, the Company continued to conclude it was more likely than not that the deferred tax asset would not be realized, and the valuation allowance reduced the deferred tax asset to zero. The determination of our ability to fully utilize our deferred tax assets requires significant judgment, the use of estimates and the interpretation of complex tax laws. As such, we have written them down to the net realizable value. Prospectively, as the Company continues to evaluate available evidence, including the depth of the current economic downturn and its implications on its operating results, it is possible that the Company may deem some or all of its deferred income tax assets to be realizable.

Core Deposit Intangibles.    In July 2009, the Company acquired two Wachovia Bank branches in Northern California. This acquisition included a core deposit intangible asset representing the value of the long-term deposit relationships acquired and a negative CD premium as a result of the current all-in cost of the CD portfolio being well above the cost of similar funding. The core deposit intangible asset is being amortized over an estimated weighted average useful life of 7.4 years. The negative CD premium was fully amortized in 2010.

OVERVIEW

For the year ended December 31, 2011:

•

Net loss applicable to common shareholders of $17.6 million, after $14.4 million in loan loss provision and net OREO and foreclosed asset expenses of $8.6 million. This compares to a net loss applicable to common shareholders of $7.5 million for the year ended 2010, with a $10.1 million loan loss provision and net OREO and foreclosed asset expenses of $6.9 million;

•	Net interest margin of 4.05%, a decrease of 3 basis points from 4.08% for the year ended 2010;

•	Average rate paid on total deposits and borrowings of 0.78%, an 18 basis point decline from 0.96% for the year ended 2010;

•	Net loan charge-offs of $27.2 million, compared to $20.4 million for the year ended 2010;

•	Loans past due 30 – 89 days and still accruing of $2.9 million or 0.40% of total loans, down from $4.2 million or 0.49% at December 31, 2010;

•	Allowance for loan losses of $22.7 million, or 2.84% of gross loans, compared to $35.6 million, or 3.64%, at December 31, 2010.

•	Non-performing loans of $76.2 million, or 9.56% of gross loans, compared to $129.6 million, or 13.25% of gross loans, at December 31, 2010.

•	OREO of $22.8 million down from $32.0 million at December 31, 2010.

Management continued to execute strategies that have resulted in further strengthening of the Company, including:

•	Reducing adversely classified loans by $105.6 million, or 40%, from $265.4 million at December 31, 2010;

•	Reducing non-performing assets by $62.6 million, or 39%, from $161.6 million at December 31, 2010;

•	Stability of the Bank’s total risk-based and leverage capital ratios of 13.03% and 8.72%, respectively, as compared to 12.59% and 8.85% at December 31, 2010;

•

Growth in average non-interest bearing demand deposits of $17.0 million during 2011 to $268.7 million, or 22% of total average deposits, up from $251.7 million, or 19% of total average deposits in 2010.

On January 3, 2012, the Company entered into a confidential master settlement agreement with its largest non-performing loan relationship totaling $28.7 million. This settlement resulted in a charge-off of $6.2 million including a partial write-down of a remaining non-performing loan and a cash settlement in exchange for deeds in lieu of foreclosure and dismissal of lawsuits. The impact on operations of this settlement was reflected in fourth quarter 2011, whereas the Company obtained possession of real property and other collateral on January 11, 2012. The lawsuits were dismissed on January 27, 2012.

The table provided below displays selected asset quality ratios as of December 31, 2011, and those same ratios adjusted for the impact of this settlement, had the collateral and real property been obtained as of December 31, 2011:

	December 31, 2011 Actual	December 31, 2011 Adjusted for Settlement
Allowance for loan losses to gross loans	2.84%	2.90%
Allowance for loan losses to non-performing loans	29.75%	36.98%
Non-performing loans to gross loans	9.56%	7.83%
Non-performing assets to total assets	7.83%	7.83%

On January 13, 2012, the Company announced it will consolidate 11 branches into existing nearby branches by the end of April 2012. Five of the branches to be consolidated are located in Oregon, and the other six branches are located in California. The decision to consolidate these branches and the projected reduction in expenses followed an extensive branch network analysis with a focus on reducing expense, improving efficiency, and positively impacting the overall value of the Company. These branches represent less than 10% of the total bank-wide deposits.

ASSET QUALITY

At December 31, 2011, the Company had $159.8 million in adversely classified loans. This compares favorably to $265.4 million at December 31, 2010. Adversely classified loans have declined for five consecutive quarters and were down 39.8% from December 31, 2010.

Included in adversely classified loans at December 31, 2011, were non-performing loans of $76.2 million, compared to $129.6 million, at December 31, 2010. Non-performing loans have declined for five consecutive quarters and were down 41.2% from December 31, 2010. Reductions in non-performing loans occurred primarily in the commercial real estate loan category. Of those loans currently designated as non-performing, approximately $31.5 million, or 41.4% are current as to payment of principal and interest.

The Company monitors delinquencies, defined as loans on accruing status 30-89 days past due, as an indicator of future non-performing assets. Total delinquencies were $2.9 million, or 0.40% of gross loans, at December 31, 2011, a reduction from $4.2 million, or 0.49%, at December 31, 2010.

For the year ended December 31, 2011, total net loan charge-offs were $27.2 million compared to $20.4 million in the year ended December 31, 2010. The net charge-offs in the current period were concentrated in the construction and land development and non-owner occupied commercial real estate loan categories and were primarily associated with the master settlement with the Bank’s largest non-performing loan relationship. The ratio of net loan charge-offs to average gross loans for the current year was 3.06% compared to 1.88% in the previous year. Average gross loans in the current period were 17.7% lower than the previous year.

Reductions in non-performing loans were due to the Company taking ownership of additional residential and commercial properties related to loans which previously were on nonaccrual status, nonaccrual loan payoffs, charge-offs, and the return of loans to performing status.

The Company’s allowance for credit losses continues to decline in concert with the reduction in adversely classified loans, loan delinquencies and other relevant credit metrics. With the reduction in net charge-offs over the past several years and change in the loan portfolio composition, loss factors used in management’s estimates to establish reserve levels have declined commensurately.

The provision for credit losses was $14.4 million for the twelve months ended December 31, 2011, compared to $10.1 million in the same period last year. The trend of future provision for credit losses will depend primarily on economic conditions, level of adversely-classified assets, and changes in collateral values.

At December 31, 2011, total non-performing assets were down compared to December 31, 2010. Non-performing assets and non-performing loans have also declined compared to December 31, 2010, in terms of percentage of total assets and loans, respectively. The amount of additions to non-performing assets has slowed during 2011 versus the prior year. This is due to the positive impact of business improvement plans implemented by a number of borrowers in response to the current economic downturn.

The Company has remained focused on OREO property disposition activities. While sales were down compared to the prior year, current period sales were higher than the same period last year. The largest balances in the OREO portfolio at December 31, 2011, were attributable to residential and commercial site development projects, followed by income producing properties, all of which are located within the regions in which we operate. The total number of OREO property units has decreased during the year. This reduction is a result of sales that occurred during the year and fewer properties transferred to OREO during the period.

LOANS AND DEPOSITS

The Bank’s total loan portfolio declined from December 31, 2010, reflecting the continued challenges in the local and national economy. Loan totals have also declined because the Company exited a number of higher risk rated loan relationships over the past year which contributed to the contraction in the commercial real estate loan category over the same period.

Interest and fees earned on our loan portfolio are our primary source of revenue. Our ability to achieve loan growth will be dependent on many factors, including the effects of competition, economic conditions in our markets, retention of key personnel and valued customers, and our ability to close loans in the pipeline.

The Company manages new commercial, including agricultural, loan origination volume using concentration limits that establish maximum exposure levels by designated industry segment, real estate product types, geography, and single borrower limits. We expect the commercial loan portfolio to be an important contributor to growth in future revenues as we continue to seek to limit our exposure to construction and development and commercial real estate.

Average total deposits declined 10.0% during 2011 as compared to 2010. This decrease was mainly due to the decision to continue to reduce higher cost time deposit balances. Total average time deposits declined as a percentage of the Company’s average total deposits in 2011 versus the prior year. The combination of the Company’s efforts to reduce higher-cost time deposits and recent deposit pricing strategies to lower interest rates in concert with market conditions has helped reduce the average rate paid on total deposits in 2011, down significantly from 2010.

REVERSE STOCK SPLIT

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

DISCUSSION AND ANALYSIS

The following discussion should be read in conjunction with PremierWest’s audited consolidated financial statements and the notes thereto as of December 31, 2011 and 2010 and for each of the three years in the periods ended December 31, 2011, 2010, and 2009, that are included in this report.

PremierWest conducts a general commercial banking business, gathering deposits and applying those funds to the origination of loans for commercial, real estate, and consumer purposes and investments.

PremierWest’s profitability depends primarily on net interest income, which is the difference between interest income generated by interest-earning assets (principally loans and investments) and interest expense incurred on interest-bearing liabilities (principally customer deposits). Net interest income is affected by the difference (the “interest rate spread”) between interest rates earned on interest-earning assets and interest rates paid on interest-bearing liabilities, and by the relative volume of interest-earning assets and interest-bearing liabilities. Another indicator of an institution’s net interest income is its “net yield on interest-earning assets” or “net interest margin,” which is net interest income divided by average interest-earning assets.

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

FINANCIAL HIGHLIGHTS

The following table provides the reconciliation of net loss applicable to common shareholder to pre-tax, pre-credit cost operating income (non-GAAP) for the periods presented:

For The Twelve Months Ended

(Dollars in Thousands)
	December 31, 2011	December 31, 2010	Year over Year % Change
Net loss applicable to common shareholders	$(17,616)	$(7,492)	-135%
Provision for loan losses	14,350	10,050	43%
Net cost of operations of other real estate owned and foreclosed assets	8,554	6,851	25%
Provision (benefit) for income taxes	70	134	-48%
Preferred stock dividends and discount accretion	2,565	2,533	1%

Pre-tax, pre-credit cost operating income	$7,923	$12,076	-34%

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

PremierWest recorded a net loss available to common shareholders of $17.6 million for the year ended December 31, 2011, compared to a net loss of $7.5 million in 2010 and a net loss of $148.6 million in 2009. Our diluted loss per common share was $1.76, $0.90, and $60.07, for the years ended 2011, 2010 and 2009, respectively, after adjusting for the 1-for-10 reverse stock split that occurred on February 10, 2011. Loss on average common equity available to common shareholders was -34.33%, -13.69%, and -93.07%, for the years ended December 31, 2011, 2010, and 2009, respectively.

	Years Ended December 31,
(Dollars in thousands)	2011	2010	2009	2008	2007
Net income (loss) available to common shareholders	$(17,616)	$(7,492)	$(148,643)	$(7,814)	$14,827
Average assets	$1,341,192	$1,470,807	$1,600,572	$1,456,722	$1,073,571
RETURN ON AVERAGE ASSETS	-1.31%	-0.51%	-9.29%	-0.54%	1.38%

Net income (loss) available to common shareholders	$(17,616)	$(7,492)	$(148,643)	$(7,814)	$14,827
Average common equity	$51,317	$54,725	$159,717	$177,254	$113,654
RETURN ON AVERAGE EQUITY AVAILABLE TO COMMON SHAREHOLDERS	-34.33%	-13.69%	-93.07%	-4.41%	13.05%

Cash dividends declared	$—	$—	$236	$4,032	$2,891
Net income (loss)	$(15,051)	$(4,959)	$(146,472)	$(7,539)	$15,102
PAYOUT RATIO	0.00%	0.00%	-0.16%	-53.48%	19.14%

Average stockholders’ equity	$91,464	$94,486	$194,475	$186,032	$123,244
Average assets	$1,341,192	$1,470,807	$1,600,572	$1,456,722	$1,073,571
AVERAGE EQUITY TO ASSETS RATIO	6.82%	6.42%	12.15%	12.77%	11.48%

During the second quarter of 2009, federal and state bank regulators initiated their annual regulatory examination and completed the examination during the third quarter of 2009. As a result of the examination and capital levels, in 2010 the Bank became subject to a formal regulatory agreement with the FDIC. Our Board of Directors initiated a rights offering, as discussed in Note 2—“Regulatory Agreement, Economic Condition and Management Plan.” The agreement required our leverage capital ratio to reach 10.00% by October 3, 2010, a level above the published regulatory minimum for “well-capitalized.” Our Board of Directors approved Management’s recommendations that the following steps be taken to meet regulatory requirements for Bank capital:

•	Deferring further dividend payments on the preferred stock issued pursuant to the U.S. Treasury’s Capital Purchase Program; and

•	Deferring further interest payments on the Company’s trust preferred securities.

Due to these and other steps taken to comply with the regulatory agreement, the Bank’s capital ratios as of December 31, 2011, are as follows:

	December 31, 2011	December 31, 2010	Regulatory Minimum to be “Adequately Capitalized”	Regulatory Minimum to be “Well-Capitalized”
			greater than or equal to	greater than or equal to
Total risk-based capital ratio	13.03%	12.59%	8.00%	10.00%
Tier 1 risk-based capital ratio	11.77%	11.31%	4.00%	6.00%
Leverage ratio	8.72%	8.85%	4.00%	5.00%

The FDIC has not taken action to date regarding the Company’s status of non-compliance with the capital ratio requirement.

In addition, the Regulatory Agreement required the Bank to reduce its levels of adversely classified assets as of the 2009 regulatory examination to 100% of Tier 1 Capital plus the Allowance for Loan and Lease Losses

(ALLL) as of November 3, 2010 and 70% of Tier 1 Capital plus the ALLL as of April 2, 2011. The Company has kept regulatory authorities informed regarding its progress in complying with this requirement. As of December 31, 2011 adversely classified assets to Tier 1 Capital plus ALLL was 68.0%.

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

RESULTS OF OPERATIONS

Average Balances, Interest Rates and Yields

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

	For the Years Ended
	December 31, 2011			December 31, 2010			December 31, 2009
(Dollars in 000’s)	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates
ASSETS:
Interest earning balances due from banks	$69,896	$187	0.27%	$88,514	$269	0.30%	$39,223	$308	0.79%
Federal funds sold	3,172	7	0.22%	23,148	45	0.19%	66,966	175	0.26%
Investments—taxable	271,909	6,046	2.22%	179,839	4,808	2.67%	86,353	2,401	2.78%
Investments—nontaxable	2,502	143	5.72%	5,349	328	6.13%	3,647	232	6.36%
Gross loans (1)	891,846	53,293	5.98%	1,083,574	63,882	5.90%	1,221,842	75,078	6.14%
Mortgages held for sale	692	34	4.91%	615	27	4.39%	1,100	49	4.45%

Total interest earning assets	1,240,017	59,710	4.82%	1,381,039	69,359	5.02%	1,419,131	78,243	5.51%
Allowance for loan losses	(30,516)			(44,966)			(37,795)
Other assets	131,691			134,734			219,236

Total assets	$1,341,192			$1,470,807			$1,600,572

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing deposits	440,257	908	0.21%	487,182	2,372	0.49%	480,760	4,245	0.88%
Time deposits	487,905	8,020	1.64%	590,701	9,599	1.63%	629,742	13,896	2.21%
Short-term borrowings	3,762	15	0.40%	25	2	8.00%	4,809	33	0.69%
Long-term borrowings	30,928	615	1.99%	30,928	1,101	3.56%	30,928	1,794	5.80%

Total interest bearing liabilities	962,852	9,558	0.99%	1,108,836	13,074	1.18%	1,146,239	19,968	1.74%
Non-interest-bearing deposits	268,656			251,670			245,829
Other liabilities	18,220			15,815			22,472
Equity	91,464			94,486			186,032

Total liabilities and shareholders’ equity	$1,341,192			$1,470,807			$1,600,572

Net interest income (3)		$50,152			$56,285			$58,275

Net interest spread			3.83%			3.84%			3.77%
Average yield on earning assets (2) (3)			4.82%			5.02%			5.51%
Interest expense to earning assets			0.77%			0.95%			1.41%
Net interest income to earning assets (2) (3)			4.04%			4.08%			4.11%
Reconciliation of Non-GAAP measure:
Tax Equivalent Net Interest Income
Net interest income		$49,917			$55,967			$57,996
Tax equivalent adjustment for municipal loan interest		178			187			186
Tax equivalent adjustment for municipal bond interest		57			131			93

Tax equivalent net interest income		$50,152			$56,285			$58,275

Non-GAAP financial mesures have inherent limitations, are not required to be uniformly applied, and are not audited.

Management believes that presentation of this non-GAAP measure provides useful information frequently used by shareholders in the evaluation of a company.

Non-GAAP financial measures have limitations as analytical tools and should not be considered in isolation or as a substitue for analyses of results as reported under GAAP.

(1)	Non-accrual loans of approximately $76.2 million at 12/31/11, $129.5 million at 12/31/2010, $98.5 million for 12/31/2009 are included in the average loan balances.
(2)	Loan interest income includes loan fee income of $324,000, $263,000, and $1.1 million for 12/31/2011, 12/31/2010, and 12/31/2009, respectively.
(3)	Tax-exempt income has been adjusted to a tax equivalent basis at a 40% effective rate. The amount of such adjustment was an additional to recorded pre-tax income of $235,000, $318,000, and $279,000 for 2011, 2010, and 2009, respectively.

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

	2011 vs. 2010 Increase (Decrease) Due To			2010 vs. 2009 Increase (Decrease) Due To
			Net			Net
(Dollars in 000’s)	Volume	Rate	Change	Volume	Rate	Change
ASSETS:
Interest earning balances due from banks	$(56)	$(26)	$(82)	$389	$(428)	$(39)
Federal funds sold	(38)	—	(38)	(114)	(16)	(130)
Investments—taxable	2,458	(1,220)	1,238	2,599	(192)	2,407
Investments—nontaxable	(175)	(10)	(185)	108	(12)	96
Gross loans	(11,312)	723	(10,589)	(8,490)	(2,706)	(11,196)
Mortgages held for sale	3	4	7	(22)	—	(22)

Total interest earning assets	(9,120)	(529)	(9,649)	(5,530)	(3,354)	(8,884)

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing deposits	(230)	(1,234)	(1,464)	57	(1,930)	(1,873)
Time deposits	(1,676)	97	(1,579)	(863)	(3,434)	(4,297)
Short-term borrowings	299	(286)	13	(33)	2	(31)
Long-term borrowings	—	(486)	(486)	—	(693)	(693)

Total interest bearing liabilities	(1,607)	(1,909)	(3,516)	(839)	(6,055)	(6,894)

Net increase (decrease) in net interest income	$(7,513)	$1,380	$(6,133)	$(4,691)	$2,701	$(1,990)

Income Statement Overview

Net Loss Applicable to Common Shareholders. Net loss applicable to common shareholders for the twelve months ended December 31, 2011 was $17.6 million. This compares to a net loss applicable to common shareholders of $7.5 million for the twelve months ended December 31, 2010, respectively. Loss per basic and diluted share for the twelve months ended December 31, 2011, was $1.76 as compared to a loss per basic and diluted share of $0.90 for the twelve months ended December 31, 2010. For additional detail regarding calculation of our earnings per diluted share in the current quarter and year to date, see Note 19 “Basic and Diluted Loss Per Common Share” of this report.

(All amounts in Thousands, except per share data)

STATEMENT OF OPERATIONS AND LOSS PER COMMON SHARE DATA

For the Twelve Months Ended

	December 31, 2011	December 31, 2010	Change	% Change
Interest and dividend income	$59,475	$69,041	$(9,566)	-13.9%
Interest expense	9,558	13,074	(3,516)	-26.9%

Net interest income	49,917	55,967	(6,050)	-10.8%
Loan loss provision	14,350	10,050	4,300	42.8%
Non-interest income	10,838	11,238	(400)	-3.6%
Non-interest expense	61,386	61,980	(594)	-1.0%

Loss before provision for income taxes	(14,981)	(4,825)	(10,156)	-210.5%
Provision for income taxes	70	134	(64)	-47.8%

Net loss	$(15,051)	$(4,959)	$(10,092)	-203.5%
Less preferred stock dividends and discount accretion	2,565	2,533	32	1.3%

Net loss applicable to common shareholders	$(17,616)	$(7,492)	$(10,124)	-135.1%

Basic loss per common share (1)	$(1.76)	$(0.90)	$(0.86)	-95.6%

Diluted loss per common share (1)	$(1.76)	$(0.90)	$(0.86)	-95.6%

Average common shares outstanding—basic (1)	10,035,241	8,318,042	1,717,199	20.6%
Average common shares outstanding—diluted (1)	10,035,241	8,318,042	1,717,199	20.6%

(1)	As of December 31, 2011 and December 31, 2010, 109,039 common shares related to the potential exercise of the warrant issued to the U.S. Treasury, pursuant to theTroubled Asset Relief Program (TARP) Capital Purchase Program were not included in the computation of diluted earnings per share as their inclusion would have been anti-dilutive.

nm = not meaningful

For the Twelve Months ended

Reconciliation of Non-GAAP Measure:

Tax Equivalent Net Loss Applicable to Common Shareholders

(Dollars in 000’s)

	December 31, 2011	December 31, 2010
Net interest income	$49,917	$55,967
Tax equivalent adjustment for municipal loan interest	178	187
Tax equivalent adjustment for municipal bond interest	57	131

Tax equivalent net interest income	50,152	56,285
Provision for loan losses	14,350	10,050
Non-interest income	10,838	11,238
Non-interest expense	61,386	61,980
Provision for income taxes	70	134

Tax equivalent net loss	(14,816)	(4,641)
Preferred stock dividends and discount accretion	2,565	2,533

Tax equivalent net loss applicable to common shareholders	$(17,381)	$(7,174)

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

Net interest income for twelve months ended December 31, 2011, was down as compared to the prior year. This is primarily due to a decline in average interest earning assets during these periods as part of the company’s deleveraging strategy. Correspondingly, average interest bearing liabilities decreased during these same periods. Changes in the balance sheet mix also contributed to declines in net interest income during these periods. Loan balances have declined through payoffs and charge-offs. Investment securities have grown as a proportion of the balance sheet with loan demand continuing to be weak due to the extended economic slowdown. As such, investment securities, which typically generate a lower yield than loans, comprise a higher percentage of earning assets.

Net interest margin for 2011 increased as compared to 2010, predominantly due to a lower cost of interest bearing deposits. The yield earned on loans improved year-over-year primarily due to a reduction in the amount of interest reversed from placement of loans on non-accrual in 2011 as compared to 2010. As a result, the yield on loans for the twelve months ended December 31, 2011 declined by 4 basis points versus 13 basis points for the same period in 2010 due to interest reversed from placement of loans on non-accrual. The decline in the amount of interest reversed in 2011 is due to the significant reduction in the dollar amount of loans placed on non-accrual during 2011 as compared to 2010.

Management currently estimates that the Bank remains slightly asset sensitive over the next twelve month measurement period. As such, earning assets are forecast to mature or re-price more frequently than interest bearing liabilities over this period. Management’s ability to maintain or enhance the Bank’s net interest margin will depend in part on the ability to generate new loans, further reduce nonperforming assets and control the cost of funds. All of these actions will depend on economic conditions, competitive factors and market interest rate trends. For more information see the discussion under the heading “Quantitative and Qualitative Disclosures about Market Risk” in this report.

Provision for Credit Losses. The provision for credit losses was $14.4 million for the twelve months ended December 31, 2011, compared to $10.1 million in the same period last year. While loan net charge-offs in 2011 increased versus 2010, the overall risk profile of the Company’s loan portfolio continues to improve. The level of adversely classified and non-performing loans has declined significantly during the past year. In addition, the percentage of loans past due 30 – 89 days and still accruing as of December 31, 2011 continued to be under 1.00%. The provision for credit losses will depend primarily on economic conditions, real estate valuations, and the interest rate environment, as an increase in interest rates could put pressure on the ability of our borrowers to repay loans. For more information, see the discussion under the subheading “Allowance for Credit Losses and Net Loan Charge-offs” below.

Non-interest Income. Non-interest income for the twelve months ended December 31, 2011 was relatively unchanged as compared to the same period in 2010. Service charge income on deposit accounts declined due to a reduction in the amount of non-sufficient check items from the same period in 2010. Non-interest income was also impacted by gains on sales of securities taken in order to reduce the proportion of lower yielding cash-equivalent investments and increase the proportion of relatively higher-yielding federal government guaranteed and municipal securities. In addition, investment brokerage fee income grew from increased sales of investment products in a period of historically low deposit interest rates. This was offset by declines in the one-time gain on death-benefit from bank-owned life insurance and in deposit account service charge income as compared to the previous period.

In November 2010 the Federal Deposit Insurance Corporation (“FDIC”) issued mandates on overdraft payment programs applicable to its supervised institutions, including the Bank. These restrictions were effective July 1, 2011. The Bank began implementing changes to its overdraft payment program in the second quarter of 2011 to comply with the FDIC’s mandates. The Company believes these mandates, together with a change in consumer spending habits, have adversely affected non-interest income.

The following table illustrates the components and change in noninterest income for the periods shown:

For The Twelve Months Ended

(Dollars in Thousands)
	December 31, 2011	December 31, 2010	$ Change	% Change
Non-interest income
Service charges on deposit accounts	$3,720	$4,175	$(455)	-10.9%
Other commissions and fees	2,724	2,802	(78)	-2.8%
Net gain on sale of securities, available for sale	1,115	732	383	52.3%
Investment brokerage and annuity fees	1,754	1,554	200	12.9%
Mortgage banking fees	413	385	28	7.3%
Other non-interest income:
Other income	429	574	(145)	-25.3%
Increase in value of BOLI	508	542	(34)	-6.3%
Other non-interest income	175	474	(299)	-63.1%

Total non-interest income	$10,838	$11,238	$(400)	-3.6%

Non-interest Expense. Non-interest expense for the twelve months ended December 31, 2011 declined compared to the same period in 2010. Salaries and employee benefits expense decreased due to a reduction in loan workout personnel to reflect the decline in problem assets. Personnel reductions were also affected in loan production staff in response to soft loan demand due to the current economic downturn. Reductions in branch personnel were also made to correspond to the continued growth in use of non-branch channels by customers to access banking services. In addition, the Company’s FDIC insurance premium expense declined in 2011 as compared to 2010 as a result of a change in assessment methodology beginning in 2011 and declines in asset levels average as part of the planned deleveraging of the Bank. This decrease was partially offset by larger dollar amounts of OREO write downs to current market value and expenses incurred to sell and maintain these properties. We expect our non-interest expense will continue to be affected by expenses associated with elevated levels of non-performing assets.

The following table illustrates the components and changes in noninterest expense for the periods shown:

For The Twelve Months Ended

(Dollars in Thousands)
	December 31, 2011	December 31, 2010	$ Change	% Change
Non-interest expense
Salaries and employee benefits	$26,836	$28,420	$(1,584)	-5.6%
Net cost of OREO and foreclosed assets	8,554	6,851	1,703	24.9%
Net occupancy and equipment	7,953	7,794	159	2.0%
FDIC and state assessments	3,448	4,670	(1,222)	-26.2%
Professional fees	3,053	2,839	214	7.5%
Communications	1,953	1,973	(20)	-1.0%
Advertising	828	801	27	3.4%
Third-party loan costs	1,266	1,366	(100)	-7.3%
Professional liability insurance	813	721	92	12.8%
Problem loan expense	652	380	272	71.6%
Other non-interest expense:
Director fees	405	402	3	0.7%
Internet costs	624	396	228	57.6%
ATM debit card costs	692	595	97	16.3%
Business development	340	421	(81)	-19.2%
Amortization	499	958	(459)	-47.9%
Supplies	569	608	(39)	-6.4%
Other non-interest expense	2,901	2,785	116	4.2%

Total non-interest expense	$61,386	$61,980	$(594)	-1.0%

Changing business conditions, increased costs related to employee turnover, lower loan production volumes causing deferred loan origination costs to decline, or a failure to manage operating and control environments could adversely affect our ability to limit expense growth in the future.

Income Taxes. The Company recorded an income tax provision for the twelve months ended December 31, 2011 and 2010. The provision was made for minimum state income taxes owed.

As of December 31, 2011, the Company maintained a valuation allowance of $37.6 million against its deferred tax asset balance of $37.6 million, for no net deferred tax asset. If the company returns to sustained profitability, all or a portion of the deferred tax asset valuation allowance would be reversed. A reversal of the deferred tax asset valuation allowance would decrease the Company’s income tax expense and increase net income.

Balance Sheet Overview

Balance sheet highlights as of December 31, 2011 are as follows:

•	Total assets were $1.27 billion, down 10.3% from December 31, 2010 primarily as a result of deleveraging activities;

•	Total net loans of $774.7 million, declined by 17.7% from the balance at December 31, 2010;

•	Total investment securities of $319.4 million increased 46.3% from December 31, 2010; and

•

Total deposits of $1.13 billion at December 31, 2011, were down 10.9% from year end 2010, due to a continued shift away from time deposits and success in migrating to noninterest-bearing deposits as sources of funding.

Our balance sheet management efforts focused on deploying lower-yielding cash equivalents into higher-yielding investment securities, shifting our loan originations away from higher risk transaction-only to targeted relationship focused lending as opportunities arise, limiting loan concentrations within our loan portfolio, maintaining our capital ratios while resolving problem assets and retaining sufficient liquidity.

The table below sets forth certain summary balance sheet information for December 31, 2011, 2010 and 2009.

	December 31,			Increase (Decrease) December 31,
(Dollars in Thousands)	2011	2010	2009	2011 – 2010		2010 – 2009
ASSETS
Federal funds sold	$4,030	$3,085	$69,855	$945	30.63%	$(66,770)	(95.58%)
Investment securities	314,160	212,816	158,321	101,344	47.62%	54,495	34.42%
Other Community Reinvestment Act	2,000	2,000	4,000	—	0.00%	(2,000)	(50.00%)
Restricted equity investments	3,255	3,474	3,643	(219)	(6.30%)	(169)	(4.64%)
Loans, net	774,733	941,213	1,102,224	(166,480)	(17.69%)	(161,011)	(14.61%)
Other assets (1)	167,869	248,632	198,271	(80,763)	(32.48%)	50,361	25.40%

Total assets	$1,266,047	$1,411,220	$1,536,314	$(145,173)	(10.29%)	$(125,094)	(8.14%)

LIABILITIES
Noninterest-bearing deposits	$281,519	$242,631	$256,167	$38,888	16.03%	$(13,536)	(5.28%)
Interest-bearing deposits	846,230	1,023,618	1,164,595	(177,388)	(17.33%)	(140,977)	(12.11%)

Total deposits	1,127,749	1,266,249	1,420,762	(138,500)	(10.94%)	(154,513)	(10.88%)
Other liabilities (2)	53,933	47,963	44,017	5,970	12.45%	3,946	8.96%

Total liabilities	1,181,682	1,314,212	1,464,779	(132,530)	(10.08%)	(150,567)	(10.28%)
SHAREHOLDERS’ EQUITY	84,365	97,008	71,535	(12,643)	(13.03%)	25,473	35.61%

Total liabilities and share-holder’s equity	$1,266,047	$1,411,220	$1,536,314	$(145,173)	(10.29%)	$(125,094)	(8.14%)

(1)	Include cash and due from banks, mortgage loans held-for-sale, property and equipment, accrued interest receivable, goodwill, intangible assets and other assets.
(2)	Includes federal funds purchased, borrowings, accrued interest payable and other liabilities.

(All amounts in Thousands, except per share data)
BALANCE SHEET
	December 31, 2011	December 31, 2010	Change	%Change
Cash and cash equivalents	$71,349	$138,974	$(67,625)	-48.7%
Interest-bearing certificates of deposit	1,500	1,500	—	0.0%
Investment securities	319,415	218,290	101,125	46.3%
Gross loans, net of deferred fees	797,416	976,795	(179,379)	-18.4%
Allowance for loan losses	(22,683)	(35,582)	12,899	-36.3%

Net loans	774,733	941,213	(166,480)	-17.7%
Other assets	99,050	111,243	(12,193)	-11.0%

Total assets	$1,266,047	$1,411,220	$(145,173)	-10.3%

Total deposits	1,127,749	1,266,249	(138,500)	-10.9%
Borrowings	35,169	30,950	4,219	13.6%
Other liabilities	18,764	17,013	1,751	10.3%
Stockholders’ equity	84,365	97,008	(12,643)	-13.0%

Total liabilities and stockholders’ equity	$1,266,047	$1,411,220	$(145,173)	-10.3%

Period end common shares outstanding	10,035,241	10,034,830	411	0.0%
Book value per common share (1)	$4.38	$5.69	$(1.31)	-23.0%
Tangible book value per common share (2)	$4.18	$5.44	$(1.26)	-23.2%
Adversely classified loans
Rated substandard or worse	$83,583	$135,826	$(52,243)	-38.5%
Impaired	76,241	129,616	(53,375)	-41.2%

Total adversely classified loans (3)	$159,824	$265,442	$(105,618)	-39.8%

Loans 30-89 days past due and still accruing	$2,916	$4,199	$(1,283)	-30.6%
Non-performing assets:
Loans on nonaccrual status	$76,097	$129,493	$(53,396)	-41.2%
90-days past due and accruing	144	123	21	17.1%

Total non-performing loans	76,241	129,616	(53,375)	-41.2%
Other real estate owned and foreclosed assets	22,829	32,009	(9,180)	-28.7%

Total non-performing assets	$99,070	$161,625	$(62,555)	-38.7%

Troubled debt restructurings:
On accrual status	$4,069	$224	$3,845	1716.5%
On nonaccrual status	47,599	45,010	2,589	5.8%

Total troubled-debt restructurings	$51,668	$45,234	$6,434	14.2%

(1)	Book value is calculated as the total common equity (less preferred stock and the discount on preferred stock) divided by the period ending number of common shares outstanding.
(2)	Tangible book value is calculated as the total common equity (less preferred stock and the discount on preferred stock) less core deposit intangibles divided by the period ending number of common shares outstanding.
(3)	Includes non-performing loans shown in total below

nm = not meaningful

YEAR-TO-DATE ACTIVITY
	December 31, 2011	December 31, 2010	Change	%Change
Allowance for loan losses:
Balance beginning of period	$35,582	$45,903	$(10,321)	-22.5%
Provision for loan losses	14,350	10,050	4,300	42.8%
Net (charge-offs) recoveries	(27,249)	(20,371)	6,878	-33.8%

Balance end of period	$22,683	$35,582	$(12,899)	-36.3%

Nonperforming loans:
Balance beginning of period	$129,616	$103,917	$25,699	24.7%
Transfers from performing loans	22,340	99,058	(76,718)	-77.4%
Loans returned to performing status	(4,906)	(8,369)	3,463	41.4%
Transfers to OREO	(15,842)	(30,619)	14,777	48.3%
Principal reduction from payment	(20,911)	(7,798)	(13,113)	-168.2%
Principal reduction from charge-off	(34,056)	(26,573)	(7,483)	-28.2%

Total nonperforming loans	$76,241	$129,616	$(53,375)	-41.2%

Other real estate owned (OREO) and foreclosed assets, beginning of period	$32,009	$24,748	$7,261	29.3%
Transfers from outstanding loans	15,842	30,619	(14,777)	-48.3%
Improvements and other additions	10	465	(455)	-97.8%
Sales, net of gains	(15,753)	(18,476)	(2,723)	-14.7%
Impairment charges	(9,279)	(5,347)	3,932	-73.5%

Total OREO and foreclosed assets, end of period	$22,829	$32,009	$(9,180)	-28.7%

YEAR-TO-DATE AVERAGES
	December 31, 2011	December 31, 2010	Change	%Change
Average fed funds sold and investments	$347,299	$296,840	$50,459	17.0%
Average gross loans	$891,846	$1,083,574	$(191,728)	-17.7%
Average mortgages held for sale	$692	$615	$77	12.5%
Average interest earning assets	$1,239,837	$1,381,029	$(141,192)	-10.2%
Average total assets	$1,341,192	$1,470,807	$(129,615)	-8.8%
Average non-interest-bearing deposits	$268,656	$251,670	$16,986	6.7%
Average interest-bearing deposits	$928,162	$1,077,883	$(149,721)	-13.9%
Average total deposits	$1,196,818	$1,329,554	$(132,736)	-10.0%
Average total borrowings	$34,690	$30,953	$3,737	12.1%
Average stockholders’ equity	$91,464	$94,486	$(3,022)	-3.2%
Average common equity	$51,317	$54,725	$(3,408)	-6.2%

SELECTED FINANCIAL RATIOS (annualized)
For the Twelve Months ended	December 31, 2011	December 31, 2010	Change
Yield on average gross loans (1)	5.98%	5.90%	0.08
Yield on average investments (1)	1.84%	1.84%	0.00
Total yield on average earning assets (1)	4.82%	5.02%	(0.20)
Cost of average interest bearing deposits	0.96%	1.11%	(0.15)
Cost of average borrowings	1.81%	3.56%	(1.75)
Cost of average total deposits and borrowings	0.78%	0.96%	(0.18)
Cost of average interest bearing liabilities	0.99%	1.18%	(0.19)
Net interest spread	3.83%	3.84%	(0.01)
Net interest margin (1)	4.05%	4.08%	(0.03)

Net charge-offs to average gross loans	3.06%	1.88%	1.18
Allowance for loan losses to gross loans	2.84%	3.64%	(0.80)
Allowance for loan losses to non-performing loans	29.75%	27.45%	2.30
Non-performing loans to gross loans	9.56%	13.25%	(3.69)
Non-performing assets to total assets	7.83%	11.45%	(3.62)

Return on average common equity	-34.33%	-13.69%	(20.64)
Return on average assets	-1.31%	-0.51%	(0.80)

Efficiency ratio (2)	101.04%	92.23%	8.81

(1)	Tax-exempt income has been adjusted to a tax equivalent basis at a 40% rate.
(2)	Non-interest expense divided by net interest income plus non-interest income

Cash and Cash Equivalents

As of December 31, 2011, total cash and cash equivalents decreased from December 31, 2010, as we utilized our cash and cash equivalents more effectively by redeploying these assets into higher-yielding investment securities.

(Dollars in Thousands)	December 31, 2011	% of Total	December 31, 2010	% of Total
Cash and cash equivalents:
Cash and due from banks	$40,179	56%	$21,716	16%
Federal funds sold	4,030	6%	3,085	2%
Interest-bearing deposits in other banks	27,140	38%	114,173	82%

Total cash and cash equivalents	$71,349	100%	$138,974	100%

Investment Portfolio

The compositions, carrying values, and fair values of our investment securities portfolio were as follows:

(Dollars in Thousands)
	December 31, 2011			December 31, 2010
	Amortized cost	Fair value	Net unrealized gain/(loss)	Amortized cost	Fair value	Net unrealized gain/(loss)
Collateralized mortgage obligations	$134,074	$134,416	$342	$131,372	$132,217	$845
Mortgage-backed securities	70,449	71,773	1,324	13,804	13,945	141
U.S. Government and agency securities	39,899	41,093	1,194	48,522	48,805	283
Obligations of states and political subdivisions	64,423	66,878	2,455	18,210	18,331	121
Investment securities—
Other Community Reinvestment Act	2,000	2,000	—	2,000	2,000	—
Restricted equity securities	3,255	3,255	—	3,474	3,474	—

Total investment portfolio	$314,100	$319,415	$5,315	$217,382	$218,772	$1,390

At December 31, 2011, the net unrealized gain in the investment portfolio was up as compared to year end 2010. An increase in net unrealized gains in all sectors of the Company’s investment portfolio was due to both declining market interest rates and the overall growth in the portfolio experienced since the beginning of the year.

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

Over the past twelve months we purchased primarily U.S. Government agency securities, U.S. Government guaranteed mortgage-backed securities, obligations of states and political subdivisions and U.S. Government agency mortgage backed securities. The expected duration of the investment portfolio was 4.4 years at December 31, 2011, compared to 3.2 years at December 31, 2010, and 2.8 years at December 31, 2009.

For additional detail regarding our investment securities portfolio, see Note 4 “Investment Securities” and Note 23 “Fair Value Measurement and Fair Values of Financial Instruments” under Item 8 of this report.

The following table sets forth the carrying value of PremierWest’s available-for-sale and held-to-maturity investment portfolio at the dates indicated.

	December 31,
(Dollars in Thousands)	2011	2010	2009
Investment securities (available-for sale)
Collateralized mortgage obligations	$134,416	$132,217	$76,957
Mortgage-backed securities	71,773	9,056	4,301
U.S. Government and agency securities	41,093	36,276	27,794
Obligations of states and political subdivisions	66,878	6,134	5,885

	314,160	183,683	114,937
Investment securities (held-to-maturity)
Collateralized mortgage obligations	$—	$—	$—
Mortgage-backed securities	—	4,781	5,807
U.S. Government and agency securities	—	12,151	28,238
Obligations of states and political subdivisions	—	12,201	9,339

	—	29,133	43,384
Investment securities—CRA	2,000	2,000	4,000
Restricted equity securities	3,255	3,474	3,643

Total investment securitites	$319,415	$218,290	$165,964

The contractual maturities of investment securities at December 31, 2011, excluding mortgage-related securities, investment securities—CRA and restricted equity securities for which contractual maturities are diverse or nonexistent, are shown below. Actual maturities of investment securities could differ from contractual maturities because the borrower, or issuer, may have the right to call or prepay obligations with or without call or prepayment penalties.

	2011			2010			2009
(Dollars in Thousands)	Amortized Cost	Estimated Fair Value	% Yield (1)	Amortized Cost	Estimated Fair Value	% Yield (1)	Amortized Cost	Estimated Fair Value	% Yield (1)
U.S. Government and agency securities:
One year or less	$3,007	$3,012	0.52%	$7,832	$7,832	1.26%	$3,992	$4,035	2.92%
One to five years	36,892	38,081	1.85%	40,690	40,973	1.61%	35,907	36,175	2.20%
Five to ten years	—	—	—	—	—	0.00%	16,000	15,983	0
Over ten years	—	—	—	—	—	0.00%	—	—	—
Obligations of states and political subdivisions:
One year or less	1,515	1,527	2.26%	—	—	0.00%	261	261	6.03%
One to five years	5,904	5,934	2.36%	3,154	3,192	5.38%	3,542	3,600	4.12%
Five to ten years	38,575	40,030	3.42%	5,123	5,067	5.19%	2,775	2,733	4.88%
Over ten years	18,429	19,387	4.40%	9,933	10,072	5.75%	8,805	8,595	—

Total debt securities	104,322	107,971		66,732	67,136		71,282	71,382
Collaterlized mortgage obligations	$134,074	$134,416	3.03%	$131,372	$132,217	2.86%	$75,843	$76,957	3.07%
Mortgaged-backed securities	70,449	71,773	1.02%	13,804	13,945	3.93%	10,003	10,134	4.32%
Investment securities—CRA	2,000	2,000	nm	2,000	2,000	nm	4,000	4,000	nm
Restricted equity securities	3,255	3,255	nm	3,474	3,474	nm	3,643	3,643	nm

Total securities	$314,100	$319,415		$217,382	$218,772		$164,771	$166,116

(1)	For the purposes of this schedule, weighted average yields are stated on an approximate tax-equivalent basis at a 40% rate.

nm = non meaningful

The carrying value of the investment portfolio has fluctuated during the twelve months ended December 31, 2011 and 2010, as illustrated in the table below:

(Dollars in Thousands)
	December 31,
	2011	2010
Balance beginning of period	$218,290	$165,964
Principal purchases	279,981	193,506
Proceeds from sales	(132,543)	(81,158)
Principal paydowns, maturities, and calls	(47,455)	(58,080)
Gains on sales of securities	1,345	766
Losses on sales of securities	(230)	(34)
Change in unrealized gains (loss) before tax	4,351	(296)
Amortization and accretion of discounts and premiums	(4,324)	(2,378)

Total investment portfolio	$319,415	$218,290

As of December 31, 2011, PremierWest also held 15,881 shares of $100 par value Federal Home Loan Bank of Seattle (FHLB) stock, which is a restricted equity security. FHLB stock represents an equity interest in the FHLB, but it does not have a readily determinable market value. The stock can be sold at its par value only, and only to the FHLB or to another member institution. Member institutions are required to maintain a minimum stock investment in the FHLB based on specific percentages of their outstanding mortgages, total assets or FHLB advances. At December 31, 2011 and 2010, the Bank met its minimum required investment in FHLB. In addition to FHLB stock, PremierWest bank holds 11,300 shares of stock in the Federal Home Loan Bank of San Francisco. This stock was acquired pursuant to the acquisition of Stockmans Bank and reflects its required minimum stock investment in Federal Home Loan Bank of San Francisco, which must be maintained for a four-year period. The Company is required to hold FHLB’s stock in order to receive advances and views this investment as long-term. In addition, PremierWest also held 200 shares of $1.00 par value Federal Agricultural Mortgage Corporation stock valued at $8,000 that was acquired with the acquisition of Stockmans Bank.

The Bank also owns stock in Pacific Coast Banker’s Bank (PCBB) with a balance of $529,000. This investment is carried at its fair market value at acquisition and is included in restricted equity investments on the balance sheet. PCBB operates under a special purpose charter to provide wholesale correspondent banking services to depository institutions. By statute, 100% of PCBB’s outstanding stock is held by depository institutions that utilize its correspondent banking services.

Loan Portfolio

The most significant asset on our balance sheet in terms of risk and the effect on our earnings is our loan portfolio. On our balance sheet, the term “net loans” refers to total loans outstanding, at their principal balance outstanding, net of the allowance for loan losses, deferred loan fees and restructured loan concessions. PremierWest’s loan policies and procedures establish the basic guidelines governing our lending operations. Generally, the guidelines address the types of loans that we seek, loan concentrations, our target markets, underwriting and collateral requirements, terms, interest rate and yield considerations, and compliance with laws and regulations. All loans or credit lines are subject to approval procedures and limitations as to amounts. These limitations apply to the borrower’s total outstanding indebtedness to the Bank, including the indebtedness of the borrower in a guarantor capacity. The policies are reviewed and approved by the Board of Directors of PremierWest on a routine basis.

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

The Chief Executive Officer or Chief Credit Officer has the authority to approve loans less than $5 million lending limit as set by the Board of Directors. All loans at or above the $5 million, but below $7.5 million, may be approved jointly by the Chief Executive Officer and Chief Credit Officer, alternatively they may be approved by the Chief Executive Officer or Chief Credit Officer along with a Credit Committee member. Loans that exceed this limit are subject to the review and approval by the Board’s Credit Committee. Credit Committee approval is required for credit extensions rated substandard or worse. As of December 31, 2011, PremierWest’s unsecured legal lending limit was approximately $18.7 million and our real estate secured lending limit was approximately $31.2 million.

The following table sets forth the composition of the loan portfolio, as of December 31, 2007 through December 31, 2011:

	Years Ended December 31,
	2011		2010		2009		2008		2007
(Dollars in Thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
Commercial	$93,607	11.73%	$156,482	15.99%	$209,538	18.24%	$252,377	20.22%	$244,156	23.81%
Real estate—Construction	38,903	4.88%	123,707	12.64%	211,732	18.43%	280,219	22.45%	268,254	26.16%
Real Estate—Commercial/ Residential	592,204	74.22%	579,493	59.22%	596,007	51.86%	574,677	46.05%	405,663	39.57%
Consumer	35,522	4.45%	80,004	8.18%	86,504	7.53%	89,715	7.19%	75,395	7.35%
Other and Agriculture	37,642	4.72%	38,860	3.97%	45,246	3.94%	51,000	4.09%	31,861	3.11%

Total gross loans	$797,878	100.00%	$978,546	100.00%	$1,149,027	100.00%	$1,247,988	100.00%	$1,025,329	100.00%

The composition of the Bank’s loan portfolio was as follows for the periods shown:

Loans by category
(Dollars in Thousands)	December 31, 2011	% of Gross Loans	December 31, 2010	% of Gross Loans	$ Change
Construction, Land Dev & Other Land	$38,903	5%	$62,666	6%	$(23,763)
Commercial & Industrial	93,607	12%	119,077	12%	(25,470)
Commercial Real Estate Loans	522,500	66%	626,387	64%	(103,887)
Secured Multifamily Residential	21,792	3%	24,227	3%	(2,435)
Other Commercial Loans Secured by RE	47,912	6%	59,284	6%	(11,372)
Loans to Individuals, Family & Personal Expense	9,784	1%	12,472	1%	(2,688)
Consumer/Finance	35,522	4%	36,859	4%	(1,337)
Other Loans	27,594	3%	37,255	4%	(9,661)
Overdrafts	264	0%	319	0%	(55)

Gross loans	797,878		978,546		(180,668)
Less: allowance for loan losses	(22,683)	-3%	(35,582)	-4%	12,899
Less: deferred fees and restructured loan concessions	(462)	0%	(1,751)	0%	1,289

Loans, net	$774,733		$941,213		$(166,480)

The table below shows total loan commitments (funded and unfunded) by loan type and geographic region at December 31, 2011:

	December 31, 2011
(Dollars in Thousands)	Southern Oregon	Mid-Central Oregon	Northern California	Sacramento Valley	Total
Construction, Land Dev & Other Land	$15,064	$11,992	$2,791	$11,259	$41,106
Commercial & Industrial	76,227	23,783	22,792	19,060	141,862
Commercial Real Estate Loans	245,566	105,456	50,999	123,334	525,355
Secured Multifamily Residential	12,301	6,289	2,152	1,050	21,792
Other Commercial Loans Secured by RE	32,708	8,692	14,452	10,415	66,267
Loans to Individuals, Family & Personal Expense	7,490	879	1,256	891	10,516
Consumer/Finance	10,493	20,315	4,714	270	35,792
Other Loans	10,942	591	3,473	18,887	33,893

Subtotal	$410,791	$177,997	$102,629	$185,166	876,583

Overdrafts					264

Total					$876,847

The table below shows total loan commitments (funded and unfunded) by loan at December 31, 2011 and 2010:

	December 31, 2011					December 31, 2010
(Dollars in Thousands)	Funded Loan Totals	% of Gross Loans	Unfunded Loan Commitments	% of Gross Loans	Total Loan Commitments	Funded Loan Totals	% of Gross Loans	Unfunded Loan Commitments	% of Gross Loans	Total Loan Commitments	$ Change Total Loan Commitments
Construction, Land Dev & Other Land	$38,903	5%	$2,203	3%	$41,106	$62,666	6%	$206	0%	$62,872	$(21,766)
Commercial & Industrial	93,607	12%	48,255	61%	141,862	119,077	12%	51,232	63%	170,309	$(28,447)
Commercial Real Estate Loans	522,500	66%	2,855	4%	525,355	626,387	64%	2,288	3%	628,675	$(103,320)
Secured Multifamily Residential	21,792	3%	—	0%	21,792	24,227	3%	—	0%	24,227	$(2,435)
Other Commercial Loans Secured by RE	47,912	6%	18,355	23%	66,267	59,284	6%	17,534	21%	76,818	$(10,551)
Loans to Individuals, Family & Personal Expense	9,784	1%	732	1%	10,516	12,472	1%	2,375	3%	14,847	$(4,331)
Consumer/Finance	35,522	4%	270	0%	35,792	36,859	4%	290	0%	37,149	$(1,357)
Other Loans	27,594	3%	6,299	8%	33,893	37,255	4%	8,098	10%	45,353	$(11,460)
Overdrafts	264	0%	—	0%	264	319	0%	—	0%	319	$(55)

Gross loans	$797,878	100%	$78,969	100%	$876,847	$978,546	100%	$82,023	100%	$1,060,569	$(183,722)

The Company manages new commercial, including agricultural, loan origination volume using concentration limits that establish maximum exposure levels by designated industry segment, real estate product types, geography, and single borrower limits. We expect the commercial loan portfolio to be an important contributor to growth in future revenues.

The table provided below summarizes the Bank’s level of concentrations in commercial real estate as of December 31, 2011, December 31, 2010 and December 31, 2009, respectively, as defined in the Interagency Guidelines for Real Estate Lending and the Commercial Real Estate Lending Joint Guidance policy. The results displayed document the Bank’s successful efforts to reduce CRE concentrations in the loan portfolio. Management anticipates that its continued efforts to reduce adversely classified assets will result in further reductions in concentrations of commercial real estate.

Commercial Real Estate (“CRE”)

Portfolio Policy Concentrations

	December 31, 2011	December 30, 2010	December 30, 2009	Guideline
Total Regulatory CRE 1	297%	337%	474%	300%
Construction & Land Development CRE 2	65%	88%	188%	100%
As a percent of total risk based capital (“TRBC”)

1	Consists of CRE Const, CRE Residential SFR 1-4 Const, CRE Land Dev & Other Land, CRE NOO Term, C&I Loans not RE Secured to Finance CRE Activities
2	Consists of CRE Const, CRE Residential SFR 1-4 Const, CRE Land Dev & Other Land

The table below shows the distribution of our commercial real estate loan portfolio at December 31, 2011, and our branch presence in our operating markets.

(Dollars in Thousands) except number of loans
	December 31, 2011
	Southern Oregon	Mid-Central Oregon	Northern California	Sacramento Valley	Total
Commercial Real Estate Loans	$243,334	$105,428	$50,999	$122,739	$522,500
Number of loans in region	406	104	99	137	746
Number of branches in region	13	9	15	7	44

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

Since 2006, Management has taken actions in an attempt to reduce higher risk commercial real estate loan volume by directing efforts away from new commercial real estate loan production. However, the levels of non-owner occupied and land and land development commercial real estate loans remain above what

Management considers desirable, particularly in light of current conditions. Economic circumstances have produced significant reductions in real estate values, and the slowdown has resulted in business failures that have adversely affected commercial real estate activities. Consequently, Management actively pursues additional credit support and appropriate exit strategies for commercial real estate loans that have suffered or are anticipated to encounter difficulties.

The following table presents maturity and re-pricing information for the loan portfolio at December 31, 2011. The table segments the loan portfolio between fixed-rate and adjustable-rate loans and their respective re-pricing intervals based on fixed-rate loan maturity dates and variable-rate loan re-pricing dates for the periods indicated:

	December 31, 2011
(Dollars in Thousands)	Within One Year (1)	One to Five Years	After Five Years	Total
Fixed-rate loan maturities
Construction, Land Dev & Other Land	$17,732	$10,730	$—	$28,462
Commercial & Industrial	32,158	47,383	1,360	80,901
Commercial Real Estate Loans	77,449	122,536	23,816	223,801
Secured Multifamily Residential	1,337	4,316	251	5,904
Other Commercial Loans Secured by RE	11,735	18,570	10,426	40,731
Loans to Individuals, Family & Personal Expense	1,461	7,535	788	9,784
Consumer/Finance	1,078	19,040	15,404	35,522
Other Loans	18,976	3,285	364	22,625

Total fixed rate loan maturities	161,926	233,395	52,409	447,730

Adjustable-rate loan maturities
Construction, Land Dev & Other Land	68	10,098	275	10,441
Commercial & Industrial	380	5,918	6,408	12,706
Commercial Real Estate Loans	22,310	145,572	130,817	298,699
Secured Multifamily Residential	756	2,401	12,731	15,888
Other Commercial Loans Secured by RE	829	1,284	5,068	7,181
Other Loans	—	1,618	3,615	5,233

Total adjustable-rate loan repricings	24,343	166,891	158,914	350,148

Total maturities and repricings	$186,269	$400,286	$211,323	$797,878

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

Nonperforming loans (loans 90 days or more delinquent and/or on non-accrual status) at December 31, 2011 and 2010 are displayed by category in the following table. Management has assessed the real estate collateral for impairment and charged off any impairment on real estate collateral dependent loans. On all other real estate collateralized loans, Management believes that, based on current appraisals or estimates based on the most recent available appraisals discounted for aging, adequate collateral coverage existed as of each year end.

The following table summarizes the Company’s nonperforming assets as of December 31, 2011, and December 31, 2010:

	December 31,
(Dollars in Thousands)	2011	2010	2009	2008	2007
Loans on nonaccrual status	$76,097	$129,493	$98,497	$68,496	$8,221
Loans past due greater than 90 days but not on nonaccrual status	144	123	5,420	1,437	147

Total non-performing loans	76,241	129,616	103,917	69,933	8,368
Impaired loans in process of collection	—	—	—	12,682	—
Other real estate owned and foreclosed assets	22,829	32,009	24,748	4,423	—

Total nonperforming assets	$99,070	$161,625	$128,665	$87,038	$8,368

Non-performing loans to gross loans	9.56%	13.25%	9.04%	5.60%	0.82%
Percentage of nonperforming assets to total assets	7.83%	11.45%	8.37%	5.90%	0.73%

Interest income that would have been recognized on nonaccrual loans if such loans had performed in accordance with their contractual terms totaled $8.3 million, $10.3 million, $9.1 million, $4.7 million, and $243,000 for the years ended December 31, 2011, 2010, 2009, 2008, and 2007 respectively.

Loans on accrual status and not included in the table above that were identified as troubled-debt restructurings (“TDR”) were $4.1 million and $224,000 for the years ended December 31, 2011, and 2010, respectively. There were no loans identified as TDRs for the years ended December 31, 2009, 2008, and 2007.

The following table presents information with respect to total nonperforming loans by category for the periods shown:

Nonperforming loans by category
(Dollars in Thousands)	December 31, 2011	% of Loan Category	December 31, 2010	% of Loan Category	$ Change
Construction, Land Dev & Other Land	$15,584	20%	$32,584	25%	$(17,000)
Commercial & Industrial	2,181	3%	2,709	2%	(528)
Commercial Real Estate Loans	51,051	67%	80,604	63%	(29,553)
Secured Multifamily Residential	—	0%	307	0%	(307)
Other Commercial Loans Secured by RE	3,536	5%	10,725	8%	(7,189)
Loans to Individuals, Family & Personal Expense	633	1%	26	0%	607
Consumer/Finance	81	0%	123	0%	(42)
Other Loans	3,175	4%	2,538	2%	637

Total non-performing loans	$76,241		$129,616		$(53,375)

At December 31, 2011, total nonperforming assets were down compared to December 31, 2010. Nonperforming assets and loans have also declined in terms of percentage of total assets and loans, respectively. The amount of additions to nonperforming assets has slowed during 2011 versus the prior year. This is due, in part, to the positive impact of business improvement plans implemented by a number of borrowers in response to the current economic downturn.

The following table summarizes the Company’s non-performing loans by loan type and geographic region as of December 31, 2011:

	December 31, 2011
	Non-performing Loans
(Dollars in Thousands)	Southern Oregon	Mid-Central Oregon	Northern California	Sacramento Valley	Totals	Funded Loan Totals	Percent NPL to Funded Loan Totals by Category
Construction, Land Dev & Other Land	$1,333	$7,978	$962	$5,311	$15,584	$38,903	40.1%
Commercial & Industrial	1,575	606	—	—	2,181	$93,607	2.3%
Commercial Real Estate Loans	38,324	6,543	4,304	1,880	51,051	$522,500	9.8%
Secured Multifamily Residential	—	—	—	—	—	$21,792	0.0%
Other Commercial Loans Secured by RE	372	386	751	2,027	3,536	$47,912	7.4%
Loans to Individuals, Family & Personal Expense	633	—	—	—	633	$9,784	6.5%
Consumer/Finance	42	15	24	—	81	$35,522	0.2%
Other Loans	3,175	—	—	—	3,175	$27,594	11.5%
Overdrafts	—	—	—	—	—	$264	0.0%

Total non-performing loans	$45,454	$15,528	$6,041	$9,218	$76,241	$797,878

Non-performing loans to total funded loans	12.2%	9.5%	6.4%	5.5%	9.6%
Total funded loans	$371,595	$163,939	$94,044	$168,300	$797,878

The balance of non-performing loans has fluctuated during the twelve months ended December 31, 2011 and 2010, as illustrated in the table below:

(Dollars in Thousands)
	December 31,
	2011	2010
Balance beginning of period	$129,616	$103,917
Transfers from performing loans	22,340	99,058
Loans returned to performing status	(4,906)	(8,369)
Transfers to OREO	(15,842)	(30,619)
Principal reduction from payment	(20,911)	(7,798)
Principal reduction from charge-off	(34,056)	(26,573)

Total nonperforming loans	$76,241	$129,616

The Company’s principal source of non-performing loans is real estate related loans. Borrowers either involved in real estate or having secured loans with real estate have been vulnerable to both the ongoing economic downturn and to declining real estate collateral values. Approximately 92% or $70.2 million of our non-performing loan total of $76.2 million is directly related to real estate in the form of commercial or residential real estate loans. At December 31, 2011, $29.5 million of our real estate related loans remain current as to contractual principal and interest payments, but were placed on non-accrual status due to the absence of evidence supporting the borrowers’ ongoing ability to fully discharge their loan obligations.

Troubled Debt Restructurings. The following table summarizes the Company’s troubled debt restructured loans by type and geographic region as of December 31, 2011:

(Dollars in Thousands)
	December 31, 2011 Restructured loans
	Southern Oregon	Mid Oregon	Northern California	Sacramento Valley	Totals	Number of Loans
Construction, Land Dev & Other Land	$—	$4,227	$—	$6,441	$10,668	11
Commercial & Industrial	1,905	—	—	221	2,126	4
Commercial Real Estate Loans	29,882	5,530	915	97	36,424	18
Other Commercial Loans Secured by RE	211	—	212	2,027	2,450	5

Total restructured loans	$31,998	$9,757	$1,127	$8,786	$51,668	38

The following table summarizes the Company’s troubled debt restructured loans by year of maturity, according to the restructured terms, as of December 31, 2011:

(Dollars in Thousands)

Year	Amount
2012	$41,929
2013	2,949
2014	2,420
2015	—
2016	682
Thereafter	3,688

Total	$51,668

Continuing actions taken to address the troubled credit situation:

•

Credit monitoring activities have escalated since the fourth quarter of 2008 to provide early warning of possible borrower distress that could lead to loan payment defaults. Enhanced credit monitoring and early warnings are intended to provide additional time to seek viable alternatives with the borrower.

•

Management and staff are actively involved in seeking loan restructuring and other loan modification options including obtaining additional collateral coverage for those borrowers who have experienced payment problems and wish to seek a workable arrangement with the Company.

•

The Company established a special asset resolution group to interface both directly with borrowers and with line managers to expedite resolution of existing and potential troubled credits. As of December 31, 2011, this group had 13 staff members. In those instances where alternatives have been exhausted or determined to be impractical and default under the terms of the loans has occurred, foreclosure actions are pursued.

•	Enhancement of the quarterly review process to focus on higher dollar credits rated watch or worse not managed by the special asset resolution group.

•	Improvement in risk rating recertification to include relevant credit metrics in support of the risk rating.

•	Quantitative risk rating tools and training provided to all lenders or loan officers to improve risk rating accuracy and consistency.

•	Improved credit risk transparency and oversight through the development of a comprehensive portfolio review package including the monitoring of relevant credit metrics

•	Internal credit examinations are completed on a significant portion of our loan portfolio periodically during the year.

A continued decline in economic conditions in our market areas and nationally, as well as other factors, could adversely impact individual borrowers or our loan portfolio in general. As a result, we can provide no assurance that additional loans will not become 90 days or more past due, become impaired or be placed on non-accrual status, restructured or transferred to other real estate owned in the future. Additional information regarding our loan portfolio is provided in Note 5 of the Notes to the Condensed Consolidated Financial Statements.

OREO. The Company has remained focused on OREO property disposition activities during 2011. Dollar volume sales were down year-to-date as compared to the prior year even though the number of properties sold in 2011 was higher than in the same period for 2010. This was due to the higher number of residential real estate lots sold in 2011. The largest balances in the OREO portfolio at December 31, 2011, were attributable to residential and commercial site development projects, followed by income producing properties, all of which are located in the regions in which we operate. The number and value of OREO properties decreased during the year, primarily in the construction, land development and other land category.

The following table presents segments of the OREO portfolio for the periods shown:

(Dollars in Thousands)
	December 31, 2011	# of Properties	December 31, 2010	# of Properties
Construction, Land Dev & Other Land	$6,633	39	$17,612	60
Commercial & Industrial	23	1	1,049	2
Commercial Real Estate Loans	14,039	36	12,263	31
Secured Multifamily Residential	139	1	—	—
Other Commercial Loans Secured by RE	233	1	1,085	5
Consumer/Finance	—	—	—	—
Other Loans	1,762	1	—	—

Total OREO by type	$22,829	79	$32,009	98

Expenses from the acquisition, maintenance and disposition of OREO properties are included in other noninterest expense in the statements of operations. Our operating results will be impacted by our ability to dispose of OREO properties at prices that are in line with current valuation expectations. Continued decline in real estate market values in our area would lead to additional OREO valuation adjustments or losses upon final disposal, which would have an adverse effect on our results of operations.

The following table presents activity in the total OREO portfolio for the periods shown:

(Dollars in Thousands)
	Twelve Months Ended December 31,
	2011	2010
Other real estate owned, beginning of period	$32,009	$24,748
Transfers from outstanding loans	15,842	30,619
Improvements and other additions	10	465
Proceeds from sales	(17,564)	(20,211)
Gain on sales	1,811	1,735
Impairment charges	(9,279)	(5,347)

Total other real estate owned	$22,829	$32,009

Adversely Classified Loans and Delinquencies. The Company also monitors adversely classified loans and delinquencies, defined as loan balances 30-89 days past due not on nonaccrual status, as an indicator of future nonperforming assets. The Bank continues to experience declines in adversely classified loans, primarily from improvements in credit quality ratings and transfers to OREO, pay offs, and charge-offs of impaired loans. Total 30-89 days delinquencies also continue to remain below 1.00%, mirroring the improvement in overall credit quality noted previously. This current quarter is the fifth consecutive period in which delinquencies have been below this target. While the local and national economy continues to languish, more borrowers are demonstrating the ability to adjust to current economic conditions.

The following table summarizes total adversely classified and delinquent loan balances as of the dates shown:

(Dollars in Thousands)
	December 31, 2011	December 31, 2010	2011 Increase (Decrease) from 2010
Rated substandard or worse	$83,583	$135,826	$(52,243)
Impaired	76,241	129,616	(53,375)

Total adversely classified loans *	$159,824	$265,442	$(105,618)

Gross loans	$797,878	$978,546	$(180,668)
Adversely classified loans to gross loans	20.03%	27.13%	-7.10%
Loans 30-89 days past due and still accruing as a percent of gross loans	0.40%	0.49%	-0.09%
Allowance for loan losses	$22,683	$35,582	$(12,899)
Allowance for loan losses as a percentage of adversely classified loans	14.19%	13.40%	0.79%
Allowance for loan losses to gross loans	2.84%	3.64%	-0.80%
Allowance for loan losses to total non-performing loans	29.75%	27.45%	2.30%

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

The following table summarizes loans 30-89 days past due not on nonaccrual status by type of the dates shown:

(Dollars in Thousands)
	December 31,
	2011	% of Category	2010	% of Category	2009	% of Category
Construction, Land Dev & Other Land	$—	0.0%	$133	3.2%	$8,143	54.4%
Commercial & Industrial	128	4.4%	152	3.6%	1,529	10.2%
Commercial Real Estate Loans	626	21.5%	2,792	66.5%	2,988	20.0%
Secured Multifamily Residential	242	8.3%	—	0.0%	—	0.0%
Other Commercial Loans Secured by RE	533	18.3%	320	7.6%	1,222	8.2%
Loans to Individuals, Family & Personal Expense	108	3.7%	10	0.2%	100	0.7%
Consumer/Finance	1,279	43.9%	792	18.9%	977	6.5%
Other Loans	—	0.0%	—	0.0%	—	0.0%

Total loans 30-89 days past due, not in nonaccrual status	$2,916		$4,199		$14,959

Delinquent loans to total loans, not in nonaccrual status	0.40%		0.49%		1.70%

Allowance for Credit Losses and Net Loan Charge-offs

Allowance for Credit Losses. The allowance for loan losses represents the Company’s estimate as to the probable credit losses inherent in its loan portfolio. The allowance for loan losses is increased through periodic charges to earnings through provision for loan losses and represents the aggregate amount, net of loans charged-off and recoveries on previously charged-off loans, that is needed to establish an appropriate reserve for credit losses. The allowance is estimated based on a variety of factors and using a methodology as described below:

•

The Company classifies loans into relatively homogeneous pools by loan type in accordance with regulatory guidelines for regulatory reporting purposes. The Company regularly reviews all loans within each loan category to assign risk ratings to them that include Pass, Watch, Special Mention, Substandard, Doubtful and Loss. Pursuant to “Accounting for Creditors for Impairment of a Loan,” the impaired portion of collateral dependent loans is charged-off. Other loans not considered impaired have loss factors applied to the various loan pool balances to establish loss potential for provisioning purposes.

•

Analyses are performed to establish the loss factors based on historical experience, as well as, expected losses based on qualitative evaluations of such factors as the economic trends and conditions, industry conditions, levels and trends in delinquencies, collateral valuations and impaired loans, levels and trends in charge-offs and recoveries, among others. The loss factors are applied to loan category pools segregated by risk classification to estimate the loss inherent in the Company’s loan portfolio pursuant to “Accounting for Contingencies.”

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

•

Generally, appraisals on collateral securing adversely classified loans are updated every six to twelve months. We obtain appraisals from a pre-approved list of independent, third party appraisal firms. Approval is based on experience, reputation, character, consistency and knowledge of the respective real estate market. At a minimum, it is ascertained that the appraiser: (a) is currently licensed in the state in which the property is located, (b) is experienced in the appraisal of properties similar to the property being appraised, (c) is actively engaged in the appraisal work, (d) has knowledge of the current real estate market conditions and financing trends, (e) is reputable, and (f) is not on the Bank’s exclusionary list of appraisers. Our internal appraisal review department will either conduct a review of the appraisal, or will outsource the review to a qualified approved third party appraiser. Upon receipt and review, an external appraisal is utilized to measure a loan for potential impairment. Our impairment analysis documents the date of the appraisal used in the analysis, whether the preparer deems the appraisal to be current, and if not, allows for an internal valuation adjustment with justification. Any adjustments from appraised value to net realizable value are detailed and justified in the impairment analysis and reflected in the allowance for loan losses, as appropriate. Although an external appraisal is the primary source to value collateral dependent loans, we may also utilize values obtained through purchase and sale agreements, negotiated short sales, or the sales price of the note. These alternative sources of value are used only if deemed to be more representative of value based on updated information regarding collateral resolution. Impairment analyses are updated on a quarterly basis. Based on these processes, we do not believe there are significant time lapses for the recognition of additional loan loss provisions or charge-offs from the date they become known.

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

The following table is a summary of activity in the allowance for credit losses for the periods presented:

	December 31,
(Dollars in Thousands)	2011	2010	2009	2008	2007
Gross loans outstanding at end of year	$797,878	$978,546	$1,149,027	$1,247,988	$1,025,329

Average loans outstanding, gross	$891,846	$1,083,574	$1,221,842	$1,255,203	$961,534

Allowance for loan losses, beginning of year	$35,582	$45,903	$17,157	$11,450	$10,877
Loans charged-off:
Commercial	(2,123)	(2,364)	(21,997)	(10,366)	(134)
Real estate	(28,433)	(21,657)	(36,353)	(25,059)	—
Consumer	(1,595)	(1,697)	(2,524)	(1,879)	(539)
Other	(1,905)	(855)	(193)	(3,611)	(154)

Total loans charged-off	(34,056)	(26,573)	(61,067)	(40,915)	(827)

Recoveries:
Commercial	4,793	2,020	143	143	204
Real estate	1,459	2,983	876	216	—
Consumer	443	917	662	229	217
Other	112	282	101	422	112

Total recoveries	6,807	6,202	1,782	1,010	533

Net charge-offs	(27,249)	(20,371)	(59,285)	(39,905)	(294)
Allowance for loan losses transferred from:
Stockmans Financial Group	—	—	—	9,112
Other adjustments (1)	—	—	—	—	181
Provision charged to income	14,350	10,050	88,031	36,500	686

Allowance for loan losses, end of year	$22,683	$35,582	$45,903	$17,157	$11,450

Ratio of net loans charged-off to average gross loans outstanding, annualized	3.06%	1.88%	4.85%	3.18%	0.03%

Ratio of allowance for loan losses to gross loans outstanding	2.84%	3.64%	3.99%	1.37%	1.12%

The Company’s allowance for credit losses continues to decline in concert with the reduction in adversely classified assets and continued reduction in loan delinquencies and other relevant credit metrics. Loss factors used in management’s estimates have declined as a result of the general reduction in net charge-offs over the past several years.

Overall, we believe that the allowance for credit losses is adequate to absorb probable losses in the loan portfolio at December 31, 2011, although there can be no assurance that future loan losses will not exceed our current estimates. The process for determining the adequacy of the allowance for credit losses is critical to our financial results. Please see Item 1A “Risk Factors” in this report.

Net Loan Charge-offs. For the twelve months ended December 31, 2011, total net loan charge-offs were up from the twelve months ended December 31, 2010, primarily in the real estate loan category. This is chiefly due to a confidential master settlement agreement the Company entered into on January 3, 2012 with its largest non-performing loan relationship totaling $28.7 million. This settlement resulted in a charge-off of $6.2 million including a partial write-down of a remaining non-performing loan and a cash settlement in exchange for deeds in lieu of foreclosure and dismissal of lawsuits. The impact on operations of this settlement was reflected in fourth quarter 2011, whereas the Company obtained possession of real property and other collateral on January 11, 2012.

The table provided below displays selected asset quality ratios as of December 31, 2011, and those same ratios adjusted for the impact of this settlement, had the collateral and real property been obtained as of December 31, 2011:

	December 31, 2011 Actual	December 31, 2011 Adjusted for Settlement
Allowance for loan losses to gross loans	2.84%	2.90%
Allowance for loan losses to non-performing loans	29.75%	36.98%
Non-performing loans to gross loans	9.56%	7.83%
Non-performing assets to total assets	7.83%	7.83%

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

	December 31,
	2011		2010		2009		2008		2007
(Dollars in Thousands)	Allowance for loan losses	% of loans in each category to total loans	Allowance for loan losses	% of loans in each category to total loans	Allowance for loan losses	% of loans in each category to total loans	Allowance for loan losses	% of loans in each category to total loans	Allowance for loan losses	% of loans in each category to total loans
Type of loan:
Commercial	$4,448	11.73%	$9,759	15.99%	$6,441	18.24%	$2,157	20.22%	$1,684	23.81%
Real estate- Construction	1,416	4.88%	9,072	12.64%	14,953	18.43%	6,015	22.45%	3,720	26.16%
Real estate- Commercial/ Residential	13,492	74.22%	12,423	59.22%	21,958	51.86%	7,154	46.05%	4,516	39.57%
Consumer and Other	3,327	9.17%	4,328	12.15%	2,551	11.47%	1,831	11.28%	1,530	10.46%

Total	$22,683	100.00%	$35,582	100.00%	$45,903	100.00%	$17,157	100.00%	$11,450	100.00%

As of December 31, 2011, Management believes that the Company’s total allowance for credit losses and its reserve for off-balance sheet commitments are sufficient to absorb the losses inherent in the loan portfolio, related both to funded loans and unfunded commitments. The off-balance sheet commitments include commitments to extend credit and standby letters of credit. The Bank’s exposure to credit loss in the event of non-performance for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. This assessment, based on both historical levels of net charge-offs and continuing detailed reviews of the quality of the loan portfolio and current business, economic and regulatory conditions, involves uncertainty and judgment. As a result, the adequacy of the allowance for loan losses and the reserve for unfunded commitments cannot be determined with inherent accuracy and may change in future periods. Additionally, bank regulatory authorities may require additional charges to the provision for loan losses as a result of their periodic examinations of the Company and their judgment of information available to them at the time of their examination. If actual circumstances and losses differ substantially from Management’s assumptions and estimates, the allowance for loan losses might not be sufficient to absorb all future losses. Net earnings would be adversely affected if that were to occur. Total off-balance sheet financial instruments consisting of commitments to extend credit, standby letters of credit, and overdraft protection for demand deposit account were $79.0 million and $82.0 million as of December 31, 2011 and 2010, respectively.

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

Deposits and Borrowings

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

The following table summarizes the quarterly average dollar amount in, and the interest rate paid on, each of the deposit and borrowing categories during the twelve months ended December 31, 2011, December 31, 2010, and December 31, 2009:

For the twelve months ended	December 31, 2011				December 31, 2010				December 31, 2009
(Dollars in Thousands)	Average Balance	Percent of Total	Interest Expense	Rate Paid	Average Balance	Percent of Total	Interest Expense	Rate Paid	Average Balance	Percent of Total	Interest Expense	Rate Paid
Interest-bearing demand and money market	$353,998	29.6%	$814	0.23%	$401,430	30.2%	$2,175	0.54%	$386,400	28.5%	$3,831	0.99%
Savings	86,259	7.2%	94	0.11%	85,752	6.4%	197	0.23%	94,360	7.0%	414	0.44%
Time deposits	487,905	40.8%	8,020	1.64%	590,701	44.4%	9,599	1.63%	629,742	46.4%	13,896	2.21%

Total interest-bearing deposits	928,162	77.6%	8,928	0.96%	1,077,883	81.1%	11,971	1.11%	1,110,502	81.9%	18,141	1.63%
Non-interest bearing demand	268,656	22.4%	—	0.00%	251,670	18.9%	—	0.00%	245,830	18.1%	—	0.00%

Total deposits	$1,196,818	100.0%	$8,928	0.75%	$1,329,553	100.0%	$11,971	0.90%	$1,356,332	100.0%	$18,141	1.34%

Short-term borrowings	3,762	10.8%	15	0.40%	25	0.1%	2	8.00%	4,809	13.5%	33	0.69%
Long-term borrowings	30,928	89.2%	615	1.99%	30,928	99.9%	1,101	3.56%	30,928	86.5%	1,794	5.80%

Total borrowings	34,690	100.0%	630	1.82%	30,953	100.0%	1,103	3.56%	35,737	100.0%	1,827	5.11%

Total deposits and borrowings	$1,231,508		$9,558	0.78%	$1,360,506		$13,074	0.96%	$1,392,069		$19,968	1.43%

During 2011 average total deposits declined 10.0% from 2010. This decrease was mainly due to the decision to continue to reduce higher cost time deposit balances, which declined 17.4% from last year. The combination of the Company’s efforts to reduce higher-cost time deposits and recent deposit pricing strategies to lower interest rates in concert with market conditions has helped reduce the average rate paid on total deposits in 2011 from 2010. Whether we will continue to be successful maintaining or growing our low cost deposit base will depend on various factors, including deposit pricing strategies, market interest rates, the effects of competition, client behavior, and regulatory changes and requirements.

Total brokered deposits were $241,000, compared to $742,000 at December 31, 2010, and $ 44.3 million at December 31, 2009. Brokered deposits are currently not being replaced as they mature.

The following table sets forth time deposit accounts outstanding at December 31, 2011, by time remaining to maturity:

	Time Deposits of $250,000 or More		Time Deposits of $100,000 through $250,000		Time Deposits Less Than $100,000
(Dollars in Thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
Three months or less	$5,991	14.2%	$32,236	25.5%	$66,957	25.4%
Over three months through six months	5,027	11.9%	18,510	14.7%	44,717	17.0%
Over six months through 12 months	10,553	25.0%	25,310	20.1%	53,247	20.2%
Over 12 months	20,663	48.9%	50,047	39.7%	98,495	37.4%

Total	$42,234	100.0%	$126,103	100.0%	$263,416	100.0%

The Bank had no long-term borrowings outstanding with the Federal Home Loan Bank (“FHLB”) at December 31, 2011, and long-term borrowings totaling $22,000 as of December 31, 2010. The Bank paid the FHLB borrowings in full during 2011. Prior to paying the borrowings in full, the Bank made monthly principal and interest payments on the long-term borrowings, which were scheduled to mature in 2014 with a fixed interest rate of 6.53%. The Bank also participates in the Cash Management Advance (“CMA”) program with the FHLB. CMA borrowings are short-term borrowings that mature within one day and accrue interest at the variable rate as published by the FHLB. The Bank had no outstanding CMA borrowings during the years ended December 31, 2011 and 2010. The maximum CMA borrowings outstanding at any month-end during the year ended 2009 was $20,000, the average amount outstanding during the period was $1,973, and the average weighted interest rate during the period was 0.22%. All outstanding borrowings with the FHLB are collateralized as provided for under the Advances, Security and Deposit Agreement between the Bank and the FHLB and include the Bank’s FHLB stock and any funds or investment securities held by the FHLB that are not otherwise pledged for the benefit of others. At December 31, 2011, the Company maintained a line of credit with the FHLB of Seattle for $55.3 million and was in compliance with its related collateral requirements. The Bank had no Federal Funds purchased during the years ended 2011 or 2010. The maximum Federal Funds outstanding at any month-end during the year ended 2009 was $12,000, the average amount outstanding during the period was $885, and the average weighted interest rate during the period was 1.59%.

The Bank also had $15.0 million available for additional borrowing from a correspondent bank; and $8.2 million available for borrowing from the Federal Reserve discount window.

During the first quarter of 2011, the Company began a program to sell securities under agreements to repurchase. At December 31, 2011, the Bank had $4.2 million securities sold under agreements to repurchase with a maximum balance at any month end during the year of $6.9 million, a weighted average yearly balance of $3.8 million, and an interest range of 0.30% to 0.50% during the year.

At December 31, 2011, the Company held a total of approximately $784,000 of cash on deposit with the FHLB of Seattle and FHLB of San Francisco.

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

At December 31, 2011, the balance of junior subordinated debentures issued in connection with our prior issuances of trust preferred securities was $30.9 million or unchanged from December 31, 2010. Under the Written Agreement with the Oregon Department of Consumer and Business Services, Division of Finance and

Corporate Securities (“DFCS”) and the Federal Reserve Bank (“Reserve Bank”), we must request regulatory approval prior to making payments on our trust preferred securities. For additional detail regarding Bancorp’s outstanding debentures, see Note 14 in the financial statements included under Item 8 of this report.

Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trusts used the net proceeds from the offering to purchase a like amount of junior subordinated debentures (the “Debentures”) of the Company. The Debentures are the sole assets of the trusts. The Company’s obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. The Company has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. In November 2009, the Company notified the investors holding its Debentures that interest payments were being temporarily suspended pursuant to current regulatory restrictions related to dividends from the Bank. Under the terms of each Debenture indenture agreement, the Company may defer payment of interest on the Debentures for the lesser of 20 consecutive quarters or to the maturity date of the Debentures. Deferral of interest also results in interest being computed quarterly on any deferred interest payments. At December 31, 2011, the Company had deferred payment of interest for nine consecutive quarters.

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

The following table is a summary of current trust preferred securities at December 31, 2011:

Trust Name	Issue Date	Issued Amount	Rate	Maturity Date	Redemption Date
PremierWest Statutory Trust I	December 2004	$7,732,000	LIBOR + 1.75%(1)	December 2034	December 2009
PremierWest Statutory Trust II	December 2004	7,732,000	LIBOR + 1.79%(2)	March 2035	March 2010
Stockmans Financial Trust I	August 2005	15,464,000	LIBOR + 1.42%(3)	September 2035	September 2010

		$30,928,000

(1)	PremierWest Statutory Trust I was bearing interest at the fixed rate of 5.65% until mid-December 2009, at which time it changed to a variable rate of 3-month LIBOR (0.559% at December 15, 2011) plus 1.75% or 2.309%, adjusted quarterly, through the final maturity date in December 2034.
(2)	PremierWest Statutory Trust II was bearing interest at the fixed rate of 5.65% until March 2010, at which time it changed to the variable rate of 3-month LIBOR (0.559% at December 15, 2011) plus 1.79% or 2.349%, adjusted quarterly, through the final maturity date in March 2035.
(3)	Stockmans Financial Trust I was bearing interest at the fixed rate of 5.93% until September 2010, at which time it changed to the variable rate of 3-month LIBOR (0.559% at December 15, 2011) plus 1.42% or 1.979%, adjusted quarterly, through the final maturity date in September 2035.

PremierWest is a party to numerous contractual financial obligations including repayment of time deposits, borrowings, operating lease obligations, and other commitments. The scheduled repayment of long-term borrowings and other contractual obligations is as follows:

(Dollars in Thousands)	Payments due by period
Contractual Obligations	Total	< 1 year	1-3 years	3-5 years	> 5 years
Time deposits (2)	$432,060	$262,855	$131,879	$37,007	$319
Borrowings	4,241	4,241	—	—	—
Operating lease obligations	4,848	793	1,061	807	2,187
Junior subordinated debentures	30,928	—	—	—	30,928
Other commitments (1)	8,952	816	1,548	1,519	5,069

Total	$481,029	$268,705	$134,488	$39,333	$38,503

(1)	Employee benefits that include Deferred Compensation, Executive Supplemental Retirement Plans, Employee Life Benefit Plans and Split Dollar Obligations
(2)	Accrued interest of $307,000 is included in < 1 year category

Capital Resources

The Board of Governors of the Federal Reserve System (“Federal Reserve”) and the FDIC have established minimum requirements for capital adequacy for bank holding companies and state non-member banks. For more information on these topics, see the discussions under the subheadings “Capital Adequacy Requirements” in the section “Supervision and Regulation” included in Item 1 of this report.

The following table summarizes the capital measures of Bancorp and the Bank, respectively, at the dates listed below:

Bancorp:

	December 31, 2011	December 31, 2010	Regulatory Minimum to be “Adequately Capitalized”
			greater than or equal to
Total risk-based capital ratio	12.45%	12.36%	8.00%
Tier 1 risk-based capital ratio	10.80%	11.09%	4.00%
Leverage ratio	8.01%	8.66%	4.00%

Bank:

	December 31, 2011	December 31, 2010	Regulatory Minimum to be “Adequately Capitalized”	Regulatory Minimum to be “Well- Capitalized”
			greater than or equal to	greater than or equal to
Total risk-based capital ratio	13.03%	12.59%	8.00%	10.00%
Tier 1 risk-based capital ratio	11.77%	11.31%	4.00%	6.00%
Leverage ratio	8.72%	8.85%	4.00%	5.00%

Although the Bank meets the quantitative guidelines set forth above to be deemed “well-capitalized”, the Bank remains subject to the Agreement with the FDIC and, therefore, is deemed to be “adequately capitalized.”

Bancorp’s total risk-based capital ratio improved from December 31, 2010, while its Tier 1 and leverage ratio declined during this period. The Bank’s capital ratios either strengthened or remained relatively unchanged during 2011. Improvements to these ratios were the result of management’s strategy to deleverage the Company and restructure the balance sheet to lower its risk-based capital profile. However, continued losses, primarily associated with credit resolution costs, did contribute to the decline in leverage ratios for the Bancorp and Bank during 2011. For more information, see discussion under the heading “Note 2—Regulatory Agreement, Economic Condition and Management Plan.”

The total risk based capital ratios of Bancorp include $30.9 million of junior subordinated debentures, of which $26.4 million qualified as Tier 1 capital at December 31, 2011, under guidance issued by the Federal Reserve. As provided in the Dodd-Frank Act, which was signed into law on July 21, 2010, Bancorp expects to continue to rely on these junior subordinated debentures as part of its regulatory capital. However, at this point, Bancorp does not expect to issue additional junior subordinated debentures as any future issued junior subordinated debentures would not qualify as Tier 1 total capital under Dodd-Frank.

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

Deposits are our primary source of funds. Our loan to deposit ratio has declined since December 31, 2009 as a result of weak loan demand due to the current economic downturn and the Bank’s planned initiatives to reduce the level of higher risk loans. The decline in loan balances has resulted in an increase in the more liquid, but lower yielding investment securities portfolio. In light of our substantial liquidity position, we continued to reduce higher cost time deposits during the most recent quarter.

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

	December 31, 2011	December 31, 2010	December 31, 2009
Primary liquidity	29.5%	22.4%	15.9%
Current ratio	28.2%	24.8%	18.1%
Net non-core funding dependency	0.1%	-5.9%	-2.3%
Gross loans to deposits	70.7%	77.3%	80.9%

An analysis of liquidity should encompass a review of the changes that appear in the consolidated statements of cash flows for the year ended December 31, 2011. The statement of cash flows includes operating, investing, and financing categories.

Cash flows provided by operating activities was $14.8 million with the difference between cash provided by operating activities and a net loss of $15.1 million consisting primarily of noncash items of $14.4 million in the loan loss provision and $3.3 million in depreciation and amortization. These noncash items were offset by $9.3 million in write down of OREO due to impairment, $1.8 million gain on sales of OREO and other foreclosed assets, and $1.1 million gain on sale of investment securities.

Cash flows provided by investing activities of $51.8 million consisted primarily of $180.0 million of proceeds from sales, calls, paydowns, and maturities of securities, $136.3 million in net loan pay downs, $17.6 million in proceeds from the sale of OREO, offset by $280.0 million used for purchases of securities, and $1.4 million used for purchases of premises and equipment.

Cash flows used in financing activities of $134.3 million consisted primarily of $138.5 million net decrease in deposits, offset by $4.2 million in net increase in securities sold under agreements to repurchase.

At December 31, 2011, the Bank had $4.2 million in borrowings from securities sold under an agreement to repurchase with various business customers. At this same period, the Bank had no outstanding borrowings against its $55.3 million in established borrowing capacity with the FHLB, as compared to letters of credit totaling $915,000 outstanding against its $80.6 million in established borrowing capacity at December 31, 2010. The borrowing capacity at the FHLB declined from year end as the Company elected to hold a higher balance of unpledged securities. The Bank’s borrowing facility is subject to collateral and stock ownership requirements. The Bank also had an available discount window primary credit line with the Federal Reserve Bank of San Francisco of $8.2 million, and $15.0 million from a correspondent bank with no balance outstanding on either facility, both of which are pursuant to collateralized credit arrangements.

In June 2010, Bancorp entered into a Written Agreement with the Federal Reserve Bank of San Francisco and DFCS. For detailed discussion of the Written Agreement, see Item 1, “Business—Supervision and Regulation” in this report. Under the Written Agreement, Bancorp may not directly or indirectly take dividends or other forms of payment representing a reduction in capital from the Bank without the prior written approval of the Reserve Bank and the DFCS. Also, under our Memorandum of Understanding, the Bank may not pay dividends to the holding company without the consent of the FDIC and the DFCS. At December 31, 2011, the holding company did not have any borrowing arrangements of its own.

Off-Balance Sheet Arrangements

At December 31, 2011, the Bank had off-balance sheet financial instruments of $79.0 million compared to $82.0 million at December 31, 2010. For additional information regarding off balance sheet arrangements and future financial commitments, see Note 17 “Commitments and Contingent Liabilities” and Note 15 “Off-Balance Sheet Financial Instruments” in the financial statements included in this report.

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2011, the FASB issued Accounting Standards Update ASU No. 2011-12 “Comprehensive Income (Topic 220)—Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” This Standard defers only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments. This standard is effective for public companies for fiscal years, and interim period within those years, beginning after December 15, 2011. The adoption of ASU No. 2011-12 is not expected to have a material impact on the consolidated financial statements.

In September 2011, the FASB issued Accounting Standards Update ASU No. 2011-08 “Intangibles—Goodwill and Other (Topic 350): Testing for Goodwill Impairment.” This Standard is intended to simplify how entities test goodwill for impairment. The amendments in the Update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. This standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of ASU No. 2011-08 is not expected to have a material impact on the consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update ASU No. 2011-05 “Comprehensive Income (Topic 220)—Presentation of Comprehensive Income.” This Standard is intended to improve the overall quality of financial reporting by increasing the prominence of items reported in other comprehensive income (“OCI”), and additionally align the presentation of OCI in financial statements prepared in accordance with U.S. GAAP with those prepared in accordance with IFRSs. This standard is effective for public companies for fiscal years, and interim period within those years, beginning after December 15, 2011, and should be applied retrospectively. The adoption of ASU No. 2011-05 did not have a material impact on the consolidated financial statements.

In May 2011, the FASB issued Accounting Standards Update ASU No. 2011-04 “Fair Value Measurement (Topic 820)—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This Standard is intended to permit the use of a premium or discount to an instrument’s market value when such a step is a standard practice. In some instances, the amendments permit instruments to be valued based on a business’s net risk to the market or a trading partner. The amendments are to be applied prospectively, and will be effective for public companies for fiscal years and quarters that start after December 15, 2011. The adoption of ASU No. 2011-04 is not expected to have a material impact on the consolidated financial statements.

In April 2011, the FASB issued Accounting Standards Update ASU No. 2011-03 “Transfers and servicing (Topic 860)—Reconsideration of Effective Control for Repurchase Agreements.” This Standard is intended to improve the manner in which repo and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity are reported in the financial statements by modifying Topic 860. This standard is effective for the first interim or annual period beginning on or after December 15, 2011, and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date, with early adoption disallowed. The adoption of ASU No. 2011-03 did not have a material impact on the consolidated financial statements.

In April 2011, the FASB issued Accounting Standards Update ASU No. 2011-02 “Receivables (Topic 310) —A Creditor’s Determination of Whether a Restructuring Is A Troubled Debt Restructuring.” This Standard clarifies the accounting principles applied to loan modifications. ASU No. 2011-02 was issued to address the recording of an impairment loss in FASB ASC 310, Receivables. The changes apply to a lender that modifies a receivable covered by Subtopic 310-40 Receivables—Troubled Debt Restructurings by Creditors. This standard is effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively. The adoption of ASU No. 2011-02 did not have a material impact on the consolidated financial statements.

In January 2011, the FASB issued Accounting Standards Update ASU No. 2011-01“Receivables (Topic 310)—Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.” This standard temporarily delays the public entity effective date for disclosures related to troubled debt restructurings originally introduced in ASU No. 2010-20. According to the current guidance in ASU No. 2010-20, public-entity creditors would have provided disclosures about troubled debt restructurings for periods beginning on or after December 15, 2010. That guidance is now effective for interim and annual periods ending after June 15, 2011. This standard is effective upon issuance. This update requires a significant expansion of disclosures for troubled debt restructurings, but the adoption of the expanded disclosures is not expected to have a material impact on the consolidated financial statements.

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

Despite the unprecedented level of governmental debt and economic instability, both internationally and domestically, the flight to safety by investors throughout the world has driven current domestic interest rates to historic lows. In addition, the Federal Reserve Bank (FRB) has recently announced that it intends to maintain short-term rates at very low levels into 2014, given the continued sluggish economy. The FRB has stated it is managing monetary policy to provide support to the struggling housing market as a means to revive the economy. Extended periods of historically low levels generally have a dampening impact on net interest margins of financial institutions. During such conditions, asset yields can continue to decline while the opportunities to lower deposit costs diminish.

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

The following table illustrates the maturities or re-pricing of PremierWest’s assets and liabilities as of December 31, 2011, based upon the contractual maturity or contractual re-pricing dates of loans (excluding nonperforming loans) and the contractual maturities of time deposits and borrowings. Prepayment assumptions have not been applied to fixed-rate mortgage loans. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

	BY REPRICING INTERVAL
(Dollars in Thousands)	0 – 3 Months	4 – 12 Months	1 – 5 Years	Over 5 Years	Total
ASSETS
Interest-earning assets:
Federal funds sold and interest-earning deposits	$32,670	$—	$—	$—	$32,670
Investment securities	17,331	42,277	150,239	109,568	319,415
Loans, net (1)	217,602	137,604	289,844	53,586	698,636

Total	$267,603	$179,881	$440,083	$163,154	$1,050,721

LIABILITIES
Interest-bearing liabilities:
Interest-bearing demand and savings	$189,799	$12,811	$—	$211,867	$414,477
Time deposits	105,334	157,140	169,088	191	431,753
Borrowings	4,241	—	—	—	4,241
Junior subordinated debentures	—	—	—	30,928	30,928

Total	$299,374	$169,951	$169,088	$242,986	$881,399

Interest rate sensitivity gap	$(31,771)	$9,930	$270,995	$(79,832)	$169,322

Cumulative	$(31,771)	$(21,841)	$249,154	$169,322

Cumulative gap as a % of interest-earning assets	-3.0%	-2.1%	23.7%	16.1%

(1)	For purposes of the gap analysis, loans are reduced by the allowance for loan losses, nonaccrual loans, deferred loan fees, and restructuring concessions.

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

Interest rate, credit and operations risks are the most significant market risks impacting our performance. Other types of market risk, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of our business activities. We rely on loan reviews, prudent loan underwriting standards and an adequate allowance for credit losses to attempt to mitigate credit risk. Interest rate risk is reviewed at least quarterly by the Asset Liability Management Committee (“ALCO”) which includes senior management representatives. The ALCO manages our balance sheet to maintain net interest income and present value of equity within acceptable ranges.

Asset/liability management simulation models are used to measure interest rate risk. The models quantify interest rate risk by simulating forecasted net interest income over a 12-month time horizon under various rate scenarios, as well as monitoring the change in the present value of equity under the same rate scenarios. The present value of equity is defined as the difference between the market value of current assets less current liabilities. By measuring the change in the present value of equity under different rate scenarios, management can identify interest rate risk that may not be evident in simulating changes in forecasted net interest income. Readers are referred to the sections, “Forward Looking Statement Disclosure” and “Risk Factors” of this report in connection with this discussion of market risk.

The following table shows the approximate percentage changes in forecasted net interest income over a 12-month period under several rate scenarios. For the net interest income analysis, three rate scenarios are compared to a stable (unchanged from December 31, 2011) rate scenario:

Stable rate scenario compared to:	Percent change in Net Interest Income
Up 200 basis points	0.3
Up 100 basis points	0.4
Down 100 basis points	-2.4

As illustrated in the above table, we estimate our balance sheet was slightly asset sensitive over a 12-month horizon at December 31, 2011, in the up 200 basis points scenario meaning that interest earning assets are expected to mature or reprice more quickly than interest-bearing liabilities in a given period. A decrease in market rates of interest could adversely affect net interest income, while an increase in market rates may increase net interest income slightly. At December 31, 2010, we also estimated that our balance sheet was slightly asset sensitive. We attempt to limit our interest rate risk through managing the repricing characteristics of our assets and liabilities.

For the present value of equity analysis, the results are compared to the net present value of equity using the yield curve as of December 31, 2011. This curve is then shifted up and down and the net present value of equity is computed. This table does not include flattening or steepening yield curve effects.

December 31, 2011 Change in Interest Rates	Percent Change in Present Value of Equity
Up 200 basis points	8.9
Up 100 basis points	5.6
Down 100 basis points	-11.9

It should be noted that the simulation model does not take into account future management actions that could be undertaken should a change occur in actual market interest rates during the year. Also, certain assumptions are required to perform modeling simulations that may have a significant impact on the results. These include important assumptions regarding the level of interest rates and balance changes on deposit products that do not have stated maturities, as well as the relationship between loan yields and deposit rates relative to market interest rates. These assumptions have been developed through a combination of industry standards and future expected pricing behavior but could be significantly influenced by future competitor pricing behavior. The model also includes assumptions about changes in the composition or mix of the balance sheet. The results derived from the simulation model could vary significantly due to external factors such as changes in the prepayment assumptions, early withdrawals of deposits and competition. Any transaction activity will also have an impact on the asset/liability position as new assets are acquired and added.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Note:	These consolidated financial statements have not been reviewed, or confirmed for accuracy or relevance by the Federal Deposit Insurance Corporation.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

PremierWest Bancorp and Subsidiary

We have audited the accompanying consolidated balance sheets of PremierWest Bancorp and Subsidiary (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. We also have audited the Company’s internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PremierWest Bancorp and Subsidiary as of December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows each of the three years in the period ended December 31, 2011, in conformity with generally accepted accounting principles in the United States of America. Also in our opinion, PremierWest Bancorp and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Moss Adams LLP

Portland, Oregon

March 15, 2012

PREMIERWEST BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	December 31, 2011	December 31, 2010
ASSETS
Cash and cash equivalents:
Cash and due from banks	$40,179	$21,716
Federal funds sold	4,030	3,085
Interest-bearing deposits	27,140	114,173

Total cash and cash equivalents	71,349	138,974

Interest-bearing certificates of deposit (original maturities greater than 90 days)	1,500	1,500
Investments:
Investment securities available-for-sale, at fair market value	314,160	183,683
Investment securities held-to-maturity, at amortized cost (fair value of $29,615 at 12/31/10)	—	29,133
Investment securities—Community Reinvestment Act	2,000	2,000
Restricted equity securities	3,255	3,474

Total investments	319,415	218,290

Mortgage loans held-for-sale	810	929
Loans, net of deferred loan fees	797,416	976,795
Allowance for loan losses	(22,683)	(35,582)

Loans, net	774,733	941,213

Premises and equipment, net of accumulated depreciation and amortization	46,272	47,924
Core deposit intangibles, net of amortization	1,990	2,489
Other real estate owned and foreclosed assets	22,829	32,009
Accrued interest and other assets	27,149	27,892

TOTAL ASSETS	$1,266,047	$1,411,220

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Demand	$281,519	$242,631
Interest-bearing demand and savings	414,477	469,897
Time deposits	431,753	553,721

Total deposits	1,127,749	1,266,249

Federal Home Loan Bank borrowings	—	22
Securities sold under agreements to repurchase	4,241	—
Junior subordinated debentures	30,928	30,928
Accrued interest and other liabilities	18,764	17,013

Total liabilities	1,181,682	1,314,212

COMMITMENTS AND CONTINGENCIES (Note 17)
SHAREHOLDERS’ EQUITY
Preferred Stock, net of unamortized discount, no par value 1,000,000 shares authorized, 41,400 shares issued and outstanding, liquidation preference $1,000 per share (41,400 at 12/31/2011 and 12/31/2010)	40,399	39,946
Common stock—no par value; 150,000,000 shares authorized; 10,035,241 shares issued and outstanding (10,034,830 at 12/31/2010)	208,469	208,324
Accumulated deficit	(169,818)	(152,202)
Accumulated other comprehensive income	5,315	940

Total shareholders’ equity	84,365	97,008

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,266,047	$1,411,220

See accompanying notes.

PREMIERWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except for Loss per Share Data)

	December 31, 2011	December 31, 2010	December 31, 2009
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$53,115	$63,695	$74,892
Interest on investments:
Taxable	6,046	4,808	2,401
Nontaxable	86	197	139
Interest on federal funds sold	7	45	175
Other interest and dividends	221	296	357

Total interest and dividend income	59,475	69,041	77,964

INTEREST EXPENSE
Deposits:
Interest-bearing demand and savings	908	2,372	4,245
Time	8,020	9,599	13,896
Interest on securities sold under agreements to repurchase	14	—	—
Federal funds purchased	—	—	14
Federal Home Loan Bank advances	1	2	19
Junior subordinated debentures	615	1,101	1,794

Total interest expense	9,558	13,074	19,968

Net interest income	49,917	55,967	57,996
LOAN LOSS PROVISION	14,350	10,050	88,031

Net interest income (loss) after loan loss provision	35,567	45,917	(30,035)

NON-INTEREST INCOME
Service charges on deposit accounts	3,720	4,175	5,286
Other commissions and fees	2,724	2,802	2,764
Net gain on sale of securities, available-for-sale	1,115	732	50
Investment brokerage and annuity fees	1,754	1,554	1,285
Mortgage banking fees	413	385	676
Other non-interest income	1,112	1,590	942

Total non-interest income	10,838	11,238	11,003

NON-INTEREST EXPENSE
Salaries and employee benefits	26,836	28,420	28,260
Net cost of operations of other real estate owned and foreclosed assets	8,554	6,851	2,504
Net occupancy and equipment	7,953	7,794	7,276
FDIC and state assessments	3,448	4,670	3,631
Professional fees	3,053	2,839	2,250
Communications	1,953	1,973	2,051
Advertising	828	801	894
Third-party loan costs	1,266	1,366	583
Professional liability insurance	813	721	308
Problem loan expense	652	380	915
Goodwill impairment	—	—	74,920
Other non-interest expense	6,030	6,165	6,130

Total non-interest expense	61,386	61,980	129,722

LOSS BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	(14,981)	(4,825)	(148,754)
PROVISION (BENEFIT) FOR INCOME TAXES	70	134	(2,282)

NET LOSS	(15,051)	(4,959)	(146,472)
PREFERRED STOCK DIVIDENDS AND DISCOUNT ACCRETION	2,565	2,533	2,171

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(17,616)	$(7,492)	$(148,643)

LOSS PER COMMON SHARE:
BASIC	$(1.76)	$(0.90)	$(60.07)

DILUTED	$(1.76)	$(0.90)	$(60.07)

See accompanying notes.

PREMIERWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Dollars in Thousands)

	December 31, 2011	December 31, 2010	December 31, 2009
NET LOSS	$(15,051)	$(4,959)	$(146,472)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Change in fair value of securities available-for-sale	4,488	154	817
Adjustment for realized gain (loss), net of tax of $446 at 12/31/2011, $293 at 12/31/2010, and $20 at 12/31/2009	(669)	(439)	(30)
Amortization of unrealized gain (loss) for investment securities transferred to held-to-maturity, net of $8 tax	(12)	(10)	409
Unrealized holding gain resulting from transfer of securities from held-to-maturity to available-for-sale, net of $379 tax	568	—	—

Total other comprehensive income (loss), net of tax	4,375	(295)	1,196

COMPREHENSIVE LOSS	$(10,676)	$(5,254)	$(145,276)

See accompanying notes.

PREMIERWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in Thousands, Except Share Amounts)

					Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
BALANCE—December 31, 2008	—	—	2,357,435	$168,032	$8,913	$39	$176,984
Net loss	—	—	—	—	(146,472)	—	(146,472)
Total other comprehensive income, net of tax	—	—	—	—	—	1,196	1,196
Preferred stock dividend paid	—	—	—	—	(1,047)	—	(1,047)
Preferred stock dividend accrued	—	—	—	—	(784)	—	(784)
Common stock dividend (5%)	—	—	117,871	4,741	(4,741)	—	—
Common stock cash dividend	—	—	—	—	(236)	—	(236)
Cash paid for fractional shares	—	—	—	—	(3)	—	(3)
Stock-based compensation expense	—	—	—	448	—	—	448
Stock options exercised and issuance of restricted stock	—	—	1,887	49	—	—	49
Issuance of Series B preferred stock to U.S. Treasury, and accretion of discount	41,400	39,561	—	—	(340)	—	39,221
Issuance of warrant to U.S. Treasury	—	—	—	2,179	—	—	2,179

BALANCE—December 31, 2009	41,400	39,561	2,477,193	175,449	(144,710)	1,235	71,535
Net loss	—	—	—	—	(4,959)	—	(4,959)
Total other comprehensive loss, net of tax	—	—	—	—	—	(295)	(295)
Preferred stock dividend accrued	—	—	—	—	(2,148)	—	(2,148)
Stock offering	—	—	7,557,637	32,503	—	—	32,503
Stock-based compensation expense	—	—	—	372	—	—	372
Accretion of discount from Series B preferred stock	—	385	—	—	(385)	—	—

BALANCE—December 31, 2010	41,400	39,946	10,034,830	208,324	(152,202)	940	97,008
Net loss	—	—	—	—	(15,051)	—	(15,051)
Total other comprehensive income, net of tax	—	—	—	—	—	4,375	4,375
Preferred stock dividend accrued	—	—	—	—	(2,112)	—	(2,112)
Restricted stock issued	—	—	750	—	—	—	—
Cash paid for fractional shares in connection with 1-for-10 reverse stock split	—	—	(339)	(1)	—	—	(1)
Stock-based compensation expense	—	—	—	146	—	—	146
Accretion of discount from Series B preferred stock	—	453	—	—	(453)	—	—

BALANCE—December 31, 2011	41,400	$40,399	10,035,241	$208,469	$(169,818)	$5,315	$84,365

See accompanying notes.

PREMIERWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	For The Years Ended
	December 31, 2011	December 31, 2010	December 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,051)	$(4,959)	$(146,472)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	3,281	3,856	3,907
Impairment of goodwill	—	—	74,920
Loan loss provision	14,350	10,050	88,031
Deferred income taxes	—	—	5,580
Amortization of premiums and accretion of discounts on investment securities, net	4,324	2,378	923
Gain on sale of investment securities	(1,115)	(732)	(50)
Funding of loans held-for-sale	(21,282)	(18,681)	(35,455)
Sale of loans held-for-sale	21,815	19,867	34,707
Gain on sale of loans held-for-sale	(414)	(384)	(675)
Change in BOLI value (net of benefit obligations)	(274)	383	(553)
Stock-based compensation expense	146	372	448
Loss on sales of premises and equipment	36	409	(94)
Impairment of premises and equipment	120	—	—
Gain on sale of other real estate owned and foreclosed assets	(1,811)	(1,735)	(343)
Write down of other real estate owned due to impairment	9,279	5,347	1,507
Write down of low income housing tax credit investment	210	177	152
Changes in accrued interest receivable/payable and other assets/liabilities	1,204	10,431	1,135

Net cash provided by operating activities	14,818	26,779	27,668

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of interest-bearing certificates of deposit	—	(33,100)	(50,452)
Proceeds from interest-bearing certificates of deposit	—	82,250	—
Purchase of investment securities available-for-sale	(279,981)	(189,989)	(144,461)
Purchase of investment securities held-to-maturitiy	—	(3,517)	(46,031)
Proceeds from principal payments received on securities available-for-sale	44,343	29,300	6,143
Proceeds from maturities and calls of investment securities available-for-sale	—	9,000	—
Proceeds from sale of securities available-for-sale	132,543	81,158	24,079
Proceeds from principal payments received on securities held-to-maturity	—	18,610	164
Proceeds from maturities and calls of investment securities held-to-maturity	2,893	1,002	34,440
Proceeds from FHLB stock redemption	219	169	—
Loan payments, net	136,288	120,342	11,657
Purchase of premises and equipment	(1,352)	(3,461)	(2,268)
Proceeds from disposal of premises and equipment	66	4	534
Purchase of low income housing tax credit investments	(734)	(418)	(897)
Purchase of improvements for other real estate owned and foreclosed assets	(10)	(464)	(671)
Proceeds from sale of other real estate owned and foreclosed assets	17,564	20,210	7,485
Cash received, net of cash paid for acquisition of Wachovia branches	—	—	334,718

Net cash provided by investing activities	51,839	131,096	174,440

PREMIERWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS—(continued)

(Dollars in Thousands)

	For The Years Ended
	December 31, 2011	December 31, 2010	December 31, 2009
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(138,500)	(154,513)	(132,891)
Net decrease in Federal Home Loan Bank borrowings	(22)	(6)	(20,014)
Net decrease in Federal Funds purchased	—	—	(25,003)
Dividends paid on common stock	—	—	(236)
Dividends paid on preferred stock	—	—	(1,047)
Net increase in securities sold under agreements to repurchase	4,241	—	—
Cash paid for fractional shares relating to stock dividend	—	—	(3)
Cash paid for fractional shares in connection with 1-for-10 reverse stock split	(1)	—	—
Stock options exercised	—	—	49
Proceeds from issuance of preferred stock	—	—	41,400
Cash received from stock offering, net of costs	—	32,503	—

Net cash used in financing activities	(134,282)	(122,016)	(137,745)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(67,625)	35,859	64,363
CASH AND CASH EQUIVALENTS—Beginning of the period	138,974	103,115	38,752

CASH AND CASH EQUIVALENTS—End of the period	$71,349	$138,974	$103,115

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$9,253	$12,328	$20,257

Cash paid for taxes	$40	$50	$650

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfers of loans to other real estate owned and foreclosed assets	$15,842	$30,619	$28,303

Increase in goodwill resulting from acquisition of Stockmans Financial Group	$—	$—	$37

Increase in goodwill resulting from acquisition of Wachovia branches	$—	$—	$4,483

Preferred stock dividend declared and accrued during the period but not yet paid	$2,112	$2,148	$784

Trust preferred securities interest accrued during the period but not yet paid	$615	$1,610	$—

Accretion of preferred stock discount	$453	$385	$340

Transfer of investment securities from held-to-maturity to available-for-sale	$26,250	$—	$—

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

On January 13, 2012, the Company announced it will consolidate 11 branches into existing nearby branches by the end of April 2012. Five of the branches to be consolidated are located in Oregon, and the other six branches are located in California. The decision to consolidate these branches and the projected reduction in expenses followed an extensive branch network analysis with a focus on reducing expense, improving efficiency, and positively impacting the overall value of the Company. These branches represent less than 10% of the total bank-wide deposits. Branch consolidation is projected to result in expense savings of approximately $1.9 million annually beginning in the second quarter of 2012. First quarter 2012 reduction of pretax income as a result of consolidation expense is expected to be approximately $790,000.

In December 2004, the Company established PremierWest Statutory Trust I and PremierWest Statutory Trust II (the Trusts), as wholly-owned Delaware statutory business trusts, for the purpose of issuing guaranteed individual beneficial interests in junior subordinated debentures “Trust Preferred Securities”. The Trusts issued $15.5 million in Trust Preferred Securities for the purpose of providing additional funding for operations and enhancing the Company’s consolidated regulatory capital. A third trust, the Stockmans Financial Trust I, in the amount of $15.5 million, was added in 2008 pursuant to the acquisition of Stockmans Financial Group. In accordance with the Financial Accounting Standards Board’s (“FASB”) “Consolidation” the Company has not included the Trusts in its consolidated financial statements. However, the junior subordinated debentures issued by the Company to the Trusts are reflected in the Company’s consolidated balance sheets.

The company issued a 1-for-10 reverse stock split on February 10, 2011. No stock dividend was declared in 2011 or 2010. The Company declared a 5% stock dividend in January 2009. All per share amounts and calculations in the accompanying consolidated financial statements have been recalculated to reflect the effects of the reverse stock split and the 2009 stock dividend.

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

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(continued)

The preparation of consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates made by management involve the calculation of the allowance for loan losses, valuation of impaired loans, the fair value of available-for-sale investment securities, the value of other real estate owned, and determination of a deferred tax asset valuation allowance.

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

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(continued)

Prior to the second quarter of 2009, the Company would assess an other-than-temporary impairment (“OTTI”) or permanent impairment based on the nature of the decline and whether the Company has the ability and intent to hold the investments until a market price recovery. If the Company determined a security to be other-than-temporary or permanently impaired, the full amount of the impairment would be recognized through earnings in its entirety. New guidance related to the recognition and presentation of OTTI of debt securities became effective in the second quarter of 2009. Rather than asserting whether a Company has the ability and intent to hold an investment until a market price recovery, a company must consider whether it intends to sell a security or if it is unlikely that they would be required to sell the security before recovery of the amortized cost basis of the investment, which may be at maturity. For debt securities, if we intend to sell the security or it is likely that we will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If we do not intend to sell the security and it is not likely that we will be required to sell the security but we do not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (“OCI”). Impairment losses related to all other factors are presented as separate categories within OCI. For investment securities held-to-maturity, this amount is accreted over the remaining life of the debt security prospectively based on the amount and timing of future estimated cash flows. The accretion of the amount recorded in OCI increases the carrying value of the investment and does not affect earnings. If there is an indication of additional credit losses, the security is re-evaluated according to the procedures described above. No OTTI losses were recognized in the years ended December 31, 2011, 2010 and 2009.

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

Restricted equity securities—The Bank’s investment in Federal Home Loan Bank of Seattle (“FHLB”) stock is recorded as a restricted equity security and carried at par value, which approximates fair value. As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets, or FHLB advances. At December 31, 2011 and 2010, the Bank met its minimum required investment. The Bank may request redemption at par value of any FHLB stock in excess of the minimum required investment. Stock redemptions are at the discretion of the FHLB.

As required of all members of the Federal Home Loan Bank of Seattle (FHLB) system, the Company maintains investment in the capital stock of the FHLB in an amount equal to the greater of $500 or 0.5% of home mortgage loans and pass-through securities plus 5.0% of the outstanding balance of mortgage home loans sold to FHLB under the Mortgage Purchase Program. The FHLB system, the largest government sponsored entity in the United States, is made up of 12 regional banks, including the FHLB of Seattle. Participating banks record the value of FHLB stock equal to its par value at $100 per share. The Company is required to hold FHLB’s stock in order to receive advances and views this investment as long-term. Thus, when evaluating it for impairment, the value is

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(continued)

determined based on the ultimate recoverability of cost through redemption by the FHLB or from the sale to another member, rather than by recognizing temporary declines in value. The FHLB disclosed that it incurred net losses in its fiscal year 2009, suspended dividend payments to its members and remains undercapitalized as of December 31, 2011. The Company has concluded that its investment in FHLB is not impaired as of December 31, 2011, and believes that it will ultimately recover the par value of its investment in this stock.

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

Transfer of financial assets—In the normal course of business, the Bank participates portions of loans to third parties in order to extend the Bank’s lending capacity or to mitigate risk. Upon completion of a transfer of a participating interest accounted for as sale, the Bank allocates the previous carrying amount of the entire financial asset between the participating interest sold and the participating interest that continues to be held by the Bank. The Bank derecognizes the participating interest sold and recognizes in earnings any gain or loss on the sale.

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

The Bank considers loans to be impaired when Management believes based on current information that it is probable that all amounts due will not be collected according to the contractual terms. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the loan’s underlying collateral less estimated costs to sell or related guarantee. Since a significant portion of the Bank’s loans are collateralized by real estate, the Bank primarily measures impairment based on the estimated fair value of the underlying collateral or related guarantee. In certain other cases, impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate. Amounts deemed impaired are either specifically allocated for in the allowance for loan losses or reflected as a partial charge-off of the loan balance. Smaller balance homogeneous loans (typically, installment loans) are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual installment loans for impairment disclosures. Generally, the Bank evaluates a loan for impairment when it is placed on non-accrual status. All of the Bank’s impaired loans were on non-accrual status at December 31, 2011. After considering the borrower’s financial condition, the loan’s collateral position, collection efforts and other pertinent factors, impaired loans and other loans are charged to the allowance when the Bank believes that collection of future payments of principal is not probable.

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

Interest income on all loans is accrued as earned. The accrual of interest on impaired loans is discontinued when, in Management’s opinion, the borrower may be unable to make payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Non-accrual loans are returned to accrual status when the loans are paid current as to principal and interest and future payments are expected to be made in accordance with the current contractual terms of the loan.

Loan origination and commitment fees, net of certain direct loan origination costs, are capitalized as an offset to the outstanding loan balance and recognized as an adjustment of the yield of the related loan.

Premises and equipment—Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization of premises and equipment is computed by the straight-line method over the shorter of the estimated useful lives of the assets or terms of underlying leases. Estimated useful lives range from 3 to 15 years for furniture, equipment, and leasehold improvements, and up to 40 years for building premises. The required annual analysis of long-lived assets indicated that one land parcel held for future branch development was impaired for the year ended December 31, 2011. No impairment existed for the years ended December 31, 2010 and 2009.

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(continued)

Core deposit intangibles—Core deposit intangibles are amortized to their estimated residual values over their respective estimated useful lives and are also reviewed for impairment. The required annual analysis of the core deposit intangibles indicated that no impairment existed for the years ended December 31, 2011, 2010 and 2009.

Goodwill—Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations. After completing the required annual analysis of goodwill in 2009, an impairment charge of $74.9 million was taken during the year ended December 31, 2009, to adjust the goodwill balance to zero.

Other real estate owned and foreclosed assets—Other real estate (“OREO”), acquired through foreclosure or deeds in lieu of foreclosure, is carried at the lower of cost or fair value, less estimated costs of disposal. When property is acquired, any excess of the loan balance over the fair value is charged to the allowance for loan losses. Holding costs, subsequent write-downs to fair value, if any, or any disposition gains or losses are included in non-interest expense. The Bank had $22.8 million in other real estate at December 31, 2011 and $32.0 million at December 31, 2010. The Bank held other foreclosed assets of approximately $372,000 at December 31, 2011, and zero at December 31, 2010.

Advertising—Advertising and promotional costs are generally charged to expense during the period in which they are incurred.

Income taxes—Income taxes are accounted for using the asset and liability method. Deferred income tax assets and liabilities are determined based on the tax effects of the differences between the book and tax bases of the various balance sheet assets and liabilities. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Valuation allowances are established to reduce the net carrying amount of deferred tax assets if it is determined to be more likely than not that all or some of the deferred tax asset will not be realized. At December 31, 2011 and 2010, the net deferred tax asset balance was zero.

The Company had no unrecognized tax benefits at December 31, 2011, 2010 and 2009. During the years ended December 31, 2011 and 2010, the Company recognized no interest and penalties. The Company files income tax returns in the U.S. Federal jurisdiction, California and Oregon. The Company is no longer subject to U.S. or Oregon state examinations by tax authorities for years before 2008 and California state examinations for years before 2007.

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

The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend yield is based on Management’s estimate at the time of grant. One cash dividend was declared during fiscal year 2009. No cash dividends were declared during fiscal years 2010 or 2011. Going forward in fiscal 2012, the Board of Directors will review the dividend policy on a quarter-by-quarter basis subject to regulatory approval. Cash dividends are not paid on unexercised options. The Company attempts to use historical data to estimate option exercise and employee termination behavior in order to estimate an expected life for each option grant. The expected life falls between the vesting period or requisite service period and the contractual term for the option.

Cash flows from the tax benefits resulting from tax deductions in excess of the compensation expense recognized for stock options (excess tax benefits) are reported as financing cash flows. There were no excess tax benefits classified as financing cash inflows for the years ended December 31, 2011, 2010 and 2009.

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

Fair value of financial instruments—Financial Accounting Standards “Fair Value Measurements.” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(continued)

disclosures about fair value measurements. This Standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, “Fair Value Measurements” established a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy is as follows:

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

Recently issued accounting standards—In December 2011, the FASB issued Accounting Standards Update ASU No. 2011-12 “Comprehensive Income (Topic 220)—Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” This Standard defers only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments. This standard is effective for public companies for fiscal years, and interim period within those years, beginning after December 15, 2011. The adoption of ASU No. 2011-12 is not expected to have a material impact on the consolidated financial statements.

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(continued)

In September 2011, the FASB issued Accounting Standards Update ASU No. 2011-08 “Intangibles—Goodwill and Other (Topic 350): Testing for Goodwill Impairment.” This Standard is intended to simplify how entities test goodwill for impairment. The amendments in the Update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. This standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of ASU No. 2011-08 is not expected to have a material impact on the consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update ASU No. 2011-05 “Comprehensive Income (Topic 220)—Presentation of Comprehensive Income.” This Standard is intended to improve the overall quality of financial reporting by increasing the prominence of items reported in other comprehensive income (“OCI”), and additionally align the presentation of OCI in financial statements prepared in accordance with U.S. GAAP with those prepared in accordance with IFRSs. This standard is effective for public companies for fiscal years, and interim period within those years, beginning after December 15, 2011, and should be applied retrospectively. The adoption of ASU No. 2011-05 did not have a material impact on the consolidated financial statements.

In May 2011, the FASB issued Accounting Standards Update ASU No. 2011-04 “Fair Value Measurement (Topic 820)—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This Standard is intended to permit the use of a premium or discount to an instrument’s market value when such a step is a standard practice. In some instances, the amendments permit instruments to be valued based on a business’s net risk to the market or a trading partner. The amendments are to be applied prospectively, and will be effective for public companies for fiscal years and quarters that start after December 15, 2011. The adoption of ASU No. 2011-04 is not expected to have a material impact on the consolidated financial statements.

In April 2011, the FASB issued Accounting Standards Update ASU No. 2011-03 “Transfers and servicing (Topic 860)—Reconsideration of Effective Control for Repurchase Agreements.” This Standard is intended to improve the manner in which repo and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity are reported in the financial statements by modifying Topic 860. This standard is effective for the first interim or annual period beginning on or after December 15, 2011, and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date, with early adoption disallowed. The adoption of ASU No. 2011-03 is not expected to have a material impact on the consolidated financial statements.

In April 2011, the FASB issued Accounting Standards Update ASU No. 2011-02 “Receivables (Topic 310)—A Creditor’s Determination of Whether a Restructuring Is A Troubled Debt Restructuring.” This Standard clarifies the accounting principles applied to loan modifications. ASU No. 2011-02 was issued to address the recording of an impairment loss in FASB ASC 310, Receivables. The changes apply to a lender that modifies a receivable covered by Subtopic 310-40 Receivables—Troubled Debt Restructurings by Creditors. This standard is effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively. The adoption of ASU No. 2011-02 did not have a material impact on the consolidated financial statements.

In January 2011, the FASB issued Accounting Standards Update ASU No. 2011-01 “Receivables (Topic 310)—Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.” This standard temporarily delays the public entity effective date for disclosures related to troubled debt restructurings

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(continued)

originally introduced in ASU No. 2010-20. According to the current guidance in ASU No. 2010-20, public-entity creditors would have provided disclosures about troubled debt restructurings for periods beginning on or after December 15, 2010. That guidance is now effective for interim and annual periods ending after June 15, 2011. This standard is effective upon issuance. This update requires a significant expansion of disclosures for troubled debt restructurings, but the adoption of the expanded disclosures is not expected to have a material impact on the consolidated financial statements.

Reclassifications—Certain reclassifications have been made to the 2010 and 2009 consolidated financial statements to conform to current year presentations. These reclassifications have no effect on previously reported net loss per share.

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

•

Deleveraging the balance sheet with emphasis on reducing (1) nonperforming loans through unfavorable renewal pricings, charge-offs, and foreclosures as appropriate, (2) other real estate owned through sales, (3) higher-cost time deposits and public funds by lowering interest rates offered at renewal.

•

Evaluation of all business lines within the organization for possible gains upon disposition or significant cost-savings opportunities, as evidenced by the Company’s recently announced consolidation of eleven of its branches (see Note 1).

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

NOTE 3—CASH AND DUE FROM BANKS

The Bank was required to maintain an average reserve balance of approximately $4.7 million and $4.8 million at December 31, 2011 and 2010, respectively, with the Federal Reserve Bank or maintain such reserve balances in the form of cash. This requirement was met by holding cash and maintaining average reserve balances with the Federal Reserve Bank in excess of the held cash amounts.

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4—INVESTMENT SECURITIES

Investment securities at December 31, 2011 and December 31, 2010 consisted of the following:

(Dollars in Thousands)
	December 31, 2011
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale:
Collateralized mortgage obligations	$134,074	$1,036	$(694)	$134,416
Mortgage-backed securities	70,449	1,344	(20)	71,773
U.S. Government and agency securities	39,899	1,194	—	41,093
Obligations of states and political subdivisions	64,423	2,652	(197)	66,878

Total	$308,845	$6,226	$(911)	$314,160

Investment securities—
Other Community Reinvestment Act	$2,000	$—	$—	$2,000

Restricted equity securities	$3,255	$—	$—	$3,255

	December 31, 2010
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale:
Collateralized mortgage obligations	$131,372	$1,647	$(802)	$132,217
Mortgage-backed securities	9,023	72	(39)	9,056
U.S. Government and agency securities	36,371	24	(119)	36,276
Obligations of states and political subdivisions	6,009	125	—	6,134

Total	$182,775	$1,868	$(960)	$183,683

Held-to-maturity:
Mortgage-backed securities	$4,781	$108	$—	$4,889
U.S. Government and agency securities	12,151	378	—	12,529
Obligations of states and political subdivisions	12,201	179	(183)	12,197

Total	$29,133	$665	$(183)	$29,615

Investment securities—
Other Community Reinvestment Act	$2,000	$—	$—	$2,000

Restricted equity securities	$3,474	$—	$—	$3,474

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4—INVESTMENT SECURITIES—(continued)

The table below presents the gross unrealized losses and fair value of the Bank’s investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2011 and December 31, 2010. At December 31, 2011, 35 investment securities comprised the less than 12 months category and one investment security comprised the 12 months or more category. At December 31, 2010, 23 available-for-sale investment securities and five held-to-maturity investment securities comprised the less than 12 months category, and one available-for-sale investment security and four held-to-maturity investment securities comprised the 12 months or more category.

(Dollars in Thousands)
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At December 31, 2011
Available-for-sale:
Collateralized mortgage obligations	$76,461	$(688)	$1,728	$(6)	$78,189	$(694)
Mortgage-backed securities	7,318	(20)	—	—	7,318	(20)
U.S. Government and agency securities	15,747	(197)	—	—	15,747	(197)

	$99,526	$(905)	$1,728	$(6)	$101,254	$(911)

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At December 31, 2010
Available-for-sale:
Collateralized mortgage obligations	$43,239	$(802)	$2	$—	$43,241	$(802)
Mortgage-backed securities	2,960	(39)	—	—	2,960	(39)
U.S. Government and agency securities	19,974	(119)	—	—	19,974	(119)
Held-to-maturity:
Obligations of state and political subdivisions	3,593	(176)	553	(7)	4,146	(183)

	$69,766	$(1,136)	$555	$(7)	$70,321	$(1,143)

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

The amortized cost and estimated fair value of investment securities at December 31, 2011, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4—INVESTMENT SECURITIES—(continued)

have the right to call or prepay obligations with or without call or prepayment penalties. For the purpose of this table, collateralized mortgage obligations and mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted average contractual maturities of underlying collateral.

(Dollars in Thousands)
	Available-for-sale
	Amortized Cost	Estimated Fair Value
Due in one year or less	$4,522	$4,539
Due after one year through five years	42,796	44,015
Due after five years through ten years	44,812	46,252
Due after ten years	216,715	219,354

	$308,845	$314,160

The following table summarizes the gross realized gains and gross realized losses on the sale of available-for-sale securities for the years ended December 31, 2011, 2010, and 2009:

(Dollars in Thousands)

Years ended December 31	2011		2010		2009
	Gains	Losses	Gains	Losses	Gains	Losses
Collateralized mortgage obligations	596	(208)	590	—	119	(69)
Mortgage-backed securities	116	(22)	84	—	—	—
U.S. Government and agency securities	435	—	92	(34)	—	—
Obligations of states and political subdivisions	198	—	—	—	—	—

Total	1,345	(230)	766	(34)	119	(69)

At December 31, 2011, investment securities with an estimated fair market value of $181.3 million were pledged to secure public deposits, certain nonpublic deposits and borrowings.

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5—LOANS

Loans as of December 31, 2011 and 2010, consisted of the following (in thousands):

(Dollars in Thousands)	December 31, 2011	December 31, 2010
Construction, Land Dev & Other Land	$38,903	$62,666
Commercial & Industrial	93,607	119,077
Commercial Real Estate Loans	522,500	626,387
Secured Multifamily Residential	21,792	24,227
Other Commercial Loans Secured by RE	47,912	59,284
Loans to Individuals, Family & Personal Expense	9,784	12,472
Consumer/Finance	35,522	36,859
Other Loans	27,594	37,255
Overdrafts	264	319

Gross loans	797,878	978,546
Less: allowance for loan losses	(22,683)	(35,582)
Less: deferred fees and restructured loan concessions	(462)	(1,751)

Loans, net	$774,733	$941,213

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

In the normal course of business, the Bank participates portions of loans to third parties in order to extend the Bank’s lending capability or to mitigate risk. At December 31, 2011 and 2010, the portion of these loans participated to third parties (which are not included in the accompanying consolidated financial statements) totaled approximately $10.0 million and $24.6 million, respectively.

NOTE 6—ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY

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

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6—ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY—(continued)

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

The Company updated its methodology in 2010 for estimating probable credit losses to better align the allowance with the risk within in its loan portfolio by improving the timeliness and relevance of losses reflected in the historical loss factors applied to each loan category pool. These changes included the following:

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

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 —ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY—(continued)

Transactions in the allowance for loan losses for the years ended December 31 were as follows (in thousands):

Allowance for Credit Losses and Recorded Investment in Financing Receivables

	Construction, Land Dev	Comm & Industrial	Comm Real Estate	Comm Real Estate Multi	Comm Real Estate - Other	Loans to Individuals	Consumer Finance	Other Loans, Concessions, and Overdrafts	Total
For the twelve months ended December 31, 2011
Allowance for credit losses:
Beginning balance	$4,703	$8,051	$14,419	$126	$4,623	$973	$2,376	$311	$35,582
Charge-offs and concessions	(9,123)	(2,123)	(16,574)	(56)	(2,680)	(969)	(1,595)	(936)	(34,056)
Recoveries	338	4,793	1,027	—	94	1	443	111	6,807
Provision	5,498	(6,273)	12,639	115	(241)	375	1,459	778	14,350

Ending balance	$1,416	$4,448	$11,511	$185	$1,796	$380	$2,683	$264	$22,683

Ending balance: individually evaluated for impairment	$—	$128	$1,959	$—	$—	$—	$—	$—	$2,087

Ending balance: collectively evaluated for impairment	$1,416	$4,320	$9,552	$185	$1,796	$380	$2,683	$264	$20,596

Loans:
Ending balance	$38,903	$93,607	$522,500	$21,792	$47,912	$9,784	$35,522	$27,858	$797,878

Ending balance: individually evaluated for impairment	$15,584	$2,181	$51,051	$—	$3,536	$633	$81	$3,175	$76,241

Ending balance: collectively evaluated for impairment	$23,319	$91,426	$471,449	$21,792	$44,376	$9,151	$35,441	$24,683	$721,637

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 —ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY—(continued)

Allowance for Credit Losses and Recorded Investment in Financing Receivables

	Construction, Land Dev	Comm & Industrial	Comm Real Estate	Comm Real Estate Multi	Comm Real Estate - Other	Loans to Individuals	Consumer Finance	Other Loans, Concessions, and Overdrafts	Total
For the twelve months ended December 31, 2010
Allowance for credit losses:
Beginning balance	$15,033	$6,409	$20,923	$506	$531	$231	$1,150	$1,120	$45,903
Charge-offs	(11,689)	(2,364)	(8,534)	—	(1,434)	(133)	(1,697)	(722)	(26,573)
Recoveries	1,757	2,020	1,124	—	102	6	917	276	6,202
Provision	(398)	1,986	906	(380)	5,424	869	2,006	(363)	10,050

Ending balance	$4,703	$8,051	$14,419	$126	$4,623	$973	$2,376	$311	$35,582

Ending balance: individually evaluated for impairment	$2,365	$295	$3,554	$—	$3,440	$5	$—	$—	$9,659

Ending balance: collectively evaluated for impairment	$2,338	$7,756	$10,865	$126	$1,183	$968	$2,376	$311	$25,923

Loans:
Ending balance	$62,666	$119,077	$626,387	$24,227	$59,284	$12,472	$36,859	$37,574	$978,546

Ending balance: individually evaluated for impairment	$32,584	$2,709	$80,604	$307	$10,725	$26	$123	$2,538	$129,616

Ending balance: collectively evaluated for impairment	$30,082	$116,368	$545,783	$23,920	$48,559	$12,446	$36,736	$35,036	$848,930

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6—ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY—(continued)

The following tables summarize the Company’s loans past due by type as of December 31, 2011 and 2010:

(Dollars in Thousands)
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days Past Due and Accruing
December 31, 2011:
Construction, Land Dev & Other Land	$—	$81	$3,578	$3,659	$35,244	$38,903	$62
Commercial & Industrial	128	—	222	350	93,257	93,607	—
Commercial Real Estate Loans	3,263	—	33,355	36,618	485,882	522,500	—
Secured Multifamily Residential	242	—	—	242	21,550	21,792	—
Other Commercial Loans Secured by RE	302	230	1,019	1,551	46,361	47,912	—
Loans to Individuals, Family & Personal Expense	108	—	618	726	9,058	9,784	1
Consumer/Finance	1,005	275	81	1,361	34,161	35,522	81
Other Loans and Overdrafts	250	1,228	1,697	3,175	24,683	27,858	—

Total	$5,298	$1,814	$40,570	$47,682	$750,196	$797,878	$144

December 31, 2010:
Construction, Land Dev & Other Land	$133	$—	$7,447	$7,580	$55,086	$62,666	$—
Commercial & Industrial	222	5	1,298	1,525	117,552	119,077	—
Commercial Real Estate Loans	8,011	2,007	36,396	46,414	579,973	626,387	—
Secured Multifamily Residential	—	—	307	307	23,920	24,227	—
Other Commercial Loans Secured by RE	97	224	2,709	3,030	56,254	59,284	—
Loans to Individuals, Family & Personal Expense	10	—	—	10	12,462	12,472	—
Consumer/Finance	603	188	123	914	35,945	36,859	123
Other Loans and Overdrafts	2,104	—	434	2,538	35,036	37,574	—

Total	$11,180	$2,424	$48,714	$62,318	$916,228	$978,546	$123

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6—ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY—(continued)

Impaired loans by type for the years ended December 31 were as follows:

(Dollars in Thousands)	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2011
With no Related Allowance:
Construction, Land Dev & Other Land	$31,333	$15,584	$—	$18,980	$5
Commercial & Industrial	943	943	—	1,081	—
Commercial Real Estate Loans	55,590	41,001	—	53,196	—
Secured Multifamily Residential	—	—	—	98	—
Other Commercial Loans Secured by RE	4,661	3,536	—	3,566	—
Loans to Individuals, Family & Personal Expense	1,483	633	—	189	—
Consumer/Finance	81	81	—	140	15
Other Loans	3,367	3,175	—	2,535	—

Total	$97,458	$64,953	$—	$79,785	$20
With a Related Allowance:
Construction, Land Dev & Other Land	$—	$—	$—	$1,452	$—
Commercial & Industrial	1,238	1,238	128	851	—
Commercial Real Estate Loans	15,555	10,050	1,959	11,463	—
Secured Multifamily Residential	—	—	—	—	—
Other Commercial Loans Secured by RE	—	—	—	1,990	—
Loans to Individuals, Family & Personal Expense	—	—	—	64	—
Consumer/Finance	—	—	—	—	—
Other Loans	—	—	—	—	—

Total	$16,793	$11,288	$2,087	$15,820	$—
Total Impaired Loans:
Construction, Land Dev & Other Land	$31,333	$15,584	$—	$20,432	$5
Commercial & Industrial	2,181	2,181	128	1,932	—
Commercial Real Estate Loans	71,145	51,051	1,959	64,659	—
Secured Multifamily Residential	—	—	—	98	—
Other Commercial Loans Secured by RE	4,661	3,536	—	5,556	—
Loans to Individuals, Family & Personal Expense	1,483	633	—	253	—
Consumer/Finance	81	81	—	140	15
Other Loans	3,367	3,175	—	2,535	—

Total Impaired Loans	$114,251	$76,241	$2,087	$95,605	$20

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6—ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY—(continued)

Included in the table above are $81,000 of consumer loans that are 90 days past due and still accruing interest. These loans are charged-off according to policy after 120 days. There are also $62,000 of construction, land development loans and $1,000 loans in the individuals, family and personal expense category that are 90 days past due and still accruing interest. The remaining loans are on non-accrual status at December 31, 2011.

	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
(Dollars in Thousands)
December 31, 2010

With no Related Allowance:
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

With a Related Allowance:
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

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6—ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY—(continued)

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

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6—ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY—(continued)

The following table summarizes our loans by type and group of December 31, 2011 and December 31, 2010:

(Dollars in Thousands)

Credit quality indicators as of December 31, 2011 and December 31, 2010 were as follows:

December 31, 2011	Construction, Land Dev	Comm & Industrial	Comm Real Estate	Comm Real Estate Multi	Comm Real Estate - Other	Loans to Individuals	Other Loans and Overdraft	Total

Pass	$14,965	$54,861	$300,112	$9,246	$37,145	$9,063	$22,822	$448,214
Watch	207	4,725	58,449	5,740	490	—	725	70,336
Special Mention	6,772	2,908	64,893	6,564	2,926	—	—	84,063
Substandard	16,959	31,113	99,046	242	7,351	721	4,311	159,743
Doubtful	—	—	—	—	—	—	—	—

Total	$38,903	$93,607	$522,500	$21,792	$47,912	$9,784	$27,858	762,356

Total Consumer Credit								35,522

Total loans								$797,878

Consumer Credit Exposure

Credit Risk Profile Based on Payment Activity

Consumer
Performing	$35,441
Nonperforming	81

Total	$35,522

December 31, 2010	Construction, Land Dev	Comm & Industrial	Comm Real Estate	Comm Real Estate Multi	Comm Real Estate - Other	Loans to Individuals	Other Loans and Overdraft	Total
Pass	$17,261	$58,567	$314,878	$9,215	$40,293	$11,620	$24,792	$476,626
Watch	—	5,676	31,395	—	2,098	—	3,824	42,993
Special Mention	6,435	12,337	118,287	13,540	2,309	—	3,841	156,749
Substandard	35,893	41,404	147,513	1,472	7,772	826	5,117	239,997
Doubtful	3,077	1,093	14,314	—	6,812	26	—	25,322

Total	$62,666	$119,077	$626,387	$24,227	$59,284	$12,472	$37,574	941,687

Total Consumer Credit								36,859

Total loans								$978,546

Consumer Credit Exposure

Credit Risk Profile Based on Payment Activity

Consumer
Performing	$36,736
Nonperforming	123

Total	$36,859

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6—ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY—(continued)

Troubled Debt Restructurings (“TDR”)—The Company adopted the amendments in Accounting Standards Update No. 2011-02 during the current period ended September 30, 2011. As required, the Company reassessed all restructurings that occurred on or after the beginning of the current fiscal year for identification as TDR’s. The Company did not identify as TDR’s any receivables for which the allowance for credit losses had previously been measured under a general allowance for credit losses methodology (ASC 450-20).

Modification Categories

The Company offers a variety of modifications to borrowers. The modification categories offered can generally be described in the following categories:

Rate Modification—A modification in which the interest rate is changed.

Term Modification—A modification in which the maturity date, timing of payments, or frequency of payments is changed.

Interest Only Modification—A modification in which the loan is converted to interest only payments for a period of time.

Payment Modification—A modification in which the dollar amount of the payment is changed, other than an interest only modification described above.

Combination Modification—Any other type of modification, including the use of multiple categories above.

As of December 31, 2011, no available commitments were outstanding on troubled debt restructurings.

The same factors and methodology used to establish an appropriate reserve for the loan portfolio are applied to TDR’s on accrual status using the risk ratings assigned to them. All TDR’s on nonaccrual status are collateral dependent loans and are carried at fair value based on current appraisals. Given our ALLL methodology, TDR modifications and defaults have no additional effect on the reserve.

The following tables summarize the Company’s troubled debt restructured loans by type and geographic region as of December 31, 2011:

(Dollars in Thousands)

	December 31, 2011 Restructured loans
	Southern Oregon	Mid Oregon	Northern California	Sacramento Valley	Totals	Number of Loans
Construction, Land Dev & Other Land	$—	$4,227	$—	$6,441	$10,668	11
Commercial & Industrial	1,905	—	—	221	2,126	4
Commercial Real Estate Loans	29,882	5,530	915	97	36,424	18
Other Commercial Loans Secured by RE	211	—	212	2,027	2,450	5

Total restructured loans	$31,998	$9,757	$1,127	$8,786	$51,668	38

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6—ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY – (continued)

The table below presents the estimated troubled debt restructured loan maturities for each of the next five years and thereafter:

(Dollars in Thousands)
Year	Amount

2012	$41,929
2013	2,949
2014	2,420
2015	—
2016	682
Thereafter	3,688

Total	$51,668

The following table presents troubled debt restructurings by accrual or nonaccrual status as of December 31, 2011 and 2010:

Restructured loans by accrual or nonaccrual status (Dollars in Thousands)
	December 31, 2011
	Restructured loans
	Accrual Status	Non-accrual Status	Total Modifications
Construction, Land Dev & Other Land	$1,452	$9,216	$10,668
Commercial & Industrial	1,230	896	2,126
Commercial Real Estate Loans	1,177	35,247	36,424
Other Commercial Loans Secured by RE	211	2,239	2,450

Total restructured loans	$4,070	$47,598	$51,668

	December 31, 2010
	Restructured loans
	Accrual Status	Non-accrual Status	Total Modifications
Construction, Land Dev & Other Land	$—	$12,226	$12,226
Commercial & Industrial	224	—	224
Commercial Real Estate Loans	—	30,152	30,152
Other Commercial Loans Secured by RE	—	2,632	2,632

Total restructured loans	$224	$45,010	$45,234

As of December 31, 2011, $4.1 million in loans designated as TDR’s met the criteria for placement back on accrual status. This criteria is a minimum of six months of continuous satisfactory (less than 30 days past-due) payment performance under existing or modified terms, and this payment performance is expected to continue as documented by analysis based on current financial statements and/or tax returns.

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6—ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY—(continued)

The following tables present newly restructured loans by type of modification that occurred during the twelve months ended December 31, 2011 and 2010, respectively:

(Dollars in Thousands)
	Twelve Months Ended December 31, 2011
	Interest Only	Term	Combination	Total Modifications
Construction, Land Dev & Other Land	$—	$—	$9,216	$9,216
Commercial & Industrial	—	1,226	679	1,905
Commercial Real Estate Loans	478	2,624	11,685	14,787
Other Commercial Loans Secured by RE	—	211	2,027	2,238

Total restructured loans	$478	$4,061	$23,607	$28,146

	Twelve Months Ended December 31, 2010
	Interest Only	Term	Combination	Total Modifications
Construction, Land Dev & Other Land	$—	$2,221	$10,005	$12,226
Commercial & Industrial	—	—	224	224
Commercial Real Estate Loans	4,122	—	26,030	30,152
Other Commercial Loans Secured by RE	—	—	2,632	2,632

Total restructured loans	$4,122	$2,221	$38,891	$45,234

The following table represents restructured loans with a payment default occurring within 12 months of the restructured date during the twelve month periods ended December 31, 2011 and 2010, respectively:

(Dollars in Thousands)
	Twelve Months Ended
	December 31, 2011	December 31, 2010
Construction, Land Dev & Other Land	$—	$—
Commercial & Industrial	—	—
Commercial Real Estate Loans	2,420	—
Other Commercial Loans Secured by RE	—	—

Total restructured loans	$2,420	$—

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7—PREMISES AND EQUIPMENT

Premises and equipment at December 31 consisted of the following (in thousands):

	2011	2010
Land and improvements	$13,552	$13,672
Buildings and leasehold improvements	39,250	37,440
Furniture and equipment	20,304	19,809

	73,106	70,921
Less accumulated depreciation and amortization	(26,898)	(25,024)

	46,208	45,897
Construction in progress	64	2,027

Premises and equipment, net of accumulated depreciation and amortization	$46,272	$47,924

Included in land and improvements is a land parcel, classified as held for sale, with a book value of $228,000 located in Rogue River, Oregon. This property had been held for future branch development. It was offered for sale in the current year, and the fair value as determined by current market prices was greater than the book value. An impairment charge of $120,000 to reduce the book value to the fair value is reported on the statement of cash flows in the year ended December 31, 2011.

Depreciation expense totaled $2.8 million, $2.9 million, and $3.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

At December 31, 2011, there were no new construction contracts for new branches.

NOTE 8—CORE DEPOSIT INTANGIBLES

At December 31, 2011 and 2010, PremierWest had $2.0 million and $2.5 million of core deposit intangibles, respectively, net of accumulated amortization of $5.3 million and $4.8 million, respectively. For each of the years ending December 31, 2011, 2010 and 2009, PremierWest recorded amortization expense related to these core deposit intangibles totaling $499,000, $959,000, and $817,000 respectively.

The table below presents the estimated amortization expense for the core deposit intangibles acquired in all mergers for each of the next five years and thereafter:

(Dollars in Thousands)
Year	Estimated Amount

2012	465
2013	465
2014	465
2015	334
2016	241
Thereafter	20

$1,990

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9—GOODWILL

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

At December 31, 2009, the Company determined that a number of factors suggested that goodwill impairment might exist and, accordingly engaged an independent third-party valuation consultant to assist management in performing an impairment analysis.

The Company recorded a goodwill impairment charge of $74.9 million at December 31, 2009, reducing goodwill on the balance sheet to zero. The goodwill impairment charge had no effect on the Company’s cash balances, liquidity or regulatory capital ratios.

NOTE 10—INCOME TAXES

The provision (benefit) for income taxes for the years ended December 31 was as follows (in thousands):

(Dollars in Thousands)	2011	2010	2009
Current expense:
Federal	$—	$(345)	$(7,938)
State	70	53	76

	70	(292)	(7,862)

Deferred expense (benefit):
Federal	(938)	1,006	17,617
State	938	(580)	(12,037)

	—	426	5,580

Provision (benefit) for income taxes	$70	$134	$(2,282)

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10—INCOME TAXES—(continued)

The provision (benefit) for income taxes results in effective tax rates that are different than the federal income tax statutory rate. Differences for the years ended December 31 are as follows (in thousands):

(Dollars in Thousands)
	2011		2010		2009
	Amount	Rate	Amount	Rate	Amount	Rate
Expected federal income tax provision at statutory rate	$(5,243)	35.00%	$(1,689)	35.00%	$(52,064)	35.00%
State income taxes, net of federal effect	(881)	5.88%	(338)	7.01%	(4,133)	2.78%
Effect of non-taxable interest income, net	(120)	0.80%	(160)	3.32%	(131)	0.09%
Effect of non-taxable increases in the cash surrender value of life insurance	(203)	1.36%	(217)	4.50%	(219)	0.15%
Stock-based compensation	17	-0.11%	91	-1.90%	156	-0.11%
Goodwill impairment	—	0.00%	—	0.00%	24,274	-16.32%
Increase in valuation allowance	7,447	-49.71%	1,963	-40.68%	30,172	-20.28%
Estimated impact of Section 382	(331)	2.21%	832	-17.24%	—	0.00%
Other, net	(616)	4.10%	(348)	7.22%	(337)	0.23%

Provision (benefit) for income taxes	$70	-0.47%	$134	-2.77%	$(2,282)	1.53%

The change in the valuation allowance is due to net operating losses established during the year due to taxable losses incurred and the impact of the Bank’s preliminary Internal Revenue Code Section 382 analysis.

Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of net operating loss and credit carryforwards may be limited in the event a cumulative change in ownership of more than 50 percent occurs within a three-year period. We determined that such an ownership change occurred as of March 19, 2010 as a result of stock issuances. Based on preliminary calculations, this ownership change resulted in estimated limitations on the utilization of tax attributes, including net operating loss carryforwards and tax credits. We estimated that approximately $8.1 million of our Oregon net operating loss carryforwards and $103,000 of Oregon tax credits will be effectively eliminated. Pursuant to Section 382, a portion of the limited net operating loss carryforwards and credits becomes available to use each year. We estimate that approximately $3.7 million, $2.6 million, and $1.1 million of the restricted federal and Oregon net operating losses and tax credits and California net operating loss carryforwards, respectively, will become available each year.

The Bank’s deferred tax assets and valuation allowance have been reduced by $0.5 million to reflect the estimated impact of Section 382 limitations on the utilization of the Oregon and California net operating loss carryforwards and Oregon tax credits. The impact is also reflected in the reconciliation of the income tax (benefit) provision for the years 2011 and 2010.

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10—INCOME TAXES—(continued)

The components of the net deferred tax asset as of December 31 were approximately as follows (in thousands):

(Dollars in Thousands)
	2011	2010
Assets:
Allowance for loan losses	$9,217	$14,463
Benefit plans	3,638	3,795
Intangibles	1,453	1,510
State tax credits	480	511
Net operating loss	20,995	9,508
Other	8,883	7,876

Total deferred tax assets	44,666	37,663

Liabilities:
Net unrealized gains on investment securities available-for-sale	2,005	324
FHLB stock dividends	357	357
Premises and equipment	2,753	3,243
Loan origination costs	981	1,081
Prepaids	610	345
Deferred revenue	10	37
Other	373	465

Total deferred tax liabilities	7,089	5,852

Net deferred tax asset subtotal	37,577	31,811
Valuation allowance	(37,577)	(31,811)

Net deferred tax asset	$—	$—

A $46.8 million federal net operating loss carryforward is available to offset future federal taxable income. This net operating loss will begin to expire in 2029 if not utilized in an earlier period. After the impact of the estimated Section 382 analysis, an Oregon net operating loss carryforward of $51.7 million is available to offset future Oregon taxable income, which will begin to expire in 2023 if not utilized in an earlier period. After the impact of the estimated Section 382 analysis, a California net operating loss carryforward of $26.5 million is available to offset future California taxable income which will begin to expire in 2028 if not utilized in an earlier period. Federal general business credits of $764,000 are available to offset future income and will begin to expire in 2028. Federal alternative minimum tax credits of $503,000 are available to offset future federal income tax. These credits have no expiration.

After the impact of the estimated Section 382 analysis, the state tax credits include purchased tax credits totaling $163,000 and $9,000 at December 31, 2011 and 2010, respectively. These purchased tax credits consist of State of Oregon Business Energy Tax Credits (“BETC”) that will be utilized to offset future Oregon income taxes. The Company made BETC purchases in 2006 through 2010. The purchased credits expire after 8 years but are expected to be utilized within 5 years of purchase. Additional state tax credits include Oregon Lending credits that expire in 2014 as well as California Hiring credits and California Low-Income Housing credits. Neither of these credits has an expiration period; however, the California Hiring credit is dependent upon the Company continuing to transact business in the Enterprise Zone.

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10—INCOME TAXES—(continued)

The 2011 increase in the net deferred tax asset valuation allowance of approximately $5.8 million included the effect of $(1.7) million related to unrealized gains and losses on securities available-for-sale that was allocated to other comprehensive income.

Management believes, based upon the Bank’s expected performance, that it is more likely than not that the deferred tax assets will not be recognized in the normal course of operations within the next business cycle and, accordingly, Management has reduced the entire net deferred tax asset by a corresponding valuation allowance.

NOTE 11—TIME DEPOSITS

Time deposits of $100,000 and over totaled approximately $168.3 million and $220.4 million at December 31, 2011 and 2010, respectively.

At December 31, 2011, the scheduled annual maturities for all time deposits were as follows (in thousands):

Years ending December 31, 2012	$262,548
2013	110,948
2014	20,931
2015	14,064
2016	22,943
Thereafter	319

$431,753

The Company had $241,000 and $742,000 brokered deposits at December 31, 2011 and 2010, respectively.

NOTE 12—FEDERAL FUNDS PURCHASED

The Bank maintains Federal funds lines with correspondent banks and the Federal Reserve discount window as a backup source of liquidity. Federal funds purchased generally mature within one to four days from the transaction date. The Federal Funds purchased balance at both December 31, 2011 and 2010 was zero. The Bank had approximately $15.0 million of Federal Funds lines available to draw against with correspondent banks. In addition, certain qualifying loans totaling approximately $18.6 million were pledged to provide for an additional available borrowing capacity of approximately $8.2 million with the Federal Reserve discount window as of December 31, 2011.

NOTE 13—FEDERAL HOME LOAN BANK BORROWINGS AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Bank had no long-term borrowings outstanding with the Federal Home Loan Bank (“FHLB”) at December 31, 2011, and long-term borrowings totaling $22,000 as of December 31, 2010. The Bank paid the FHLB borrowings in full during 2011. Prior to paying the borrowings in full, the Bank made monthly principal and interest payments on the long-term borrowings, which were scheduled to mature in 2014 with a fixed interest rate of 6.53%. The Bank also participates in the Cash Management Advance (“CMA”) program with the FHLB. CMA borrowings are short-term borrowings that mature within one day and accrue interest at the variable rate as published by the FHLB. As of December 31, 2011 and 2010, the Bank had no outstanding CMA borrowings. All outstanding borrowings with the FHLB are collateralized as provided for under the Advances, Security and Deposit Agreement between the Bank and the FHLB and include the Bank’s FHLB stock and any funds or

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13—FEDERAL HOME LOAN BANK BORROWINGS AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE—(continued)

investment securities held by the FHLB that are not otherwise pledged for the benefit of others. At December 31, 2011, the Company maintained a line of credit with the FHLB of Seattle for $55.3 million and was in compliance with its related collateral requirements.

During the first quarter of 2011, the Company began a program to sell securities under agreements to repurchase. At December 31, 2011, the Bank had $4.2 million securities sold under agreements to repurchase with a maximum balance at any month end during the year of $6.9 million, a weighted average yearly balance of $3.8 million, and an interest range of 0.30% to 0.50% during the year.

The Company held a total of approximately $784,000 and $354,000 of cash on deposit with the FHLB of Seattle and FHLB of San Francisco at December 31, 2011 and 2010, respectively.

NOTE 14—JUNIOR SUBORDINATED DEBENTURES

On December 30, 2004, the Company established two wholly-owned statutory business trusts (“PremierWest Statutory Trust I and PremierWest Statutory Trust II”) that were formed to issue junior subordinated debentures and related common securities. On August 25, 2005, Stockmans Financial Group established a wholly-owned statutory business trust (“Stockmans Financial Trust I”) to issue junior subordinated debentures and related common securities. Following the acquisition of Stockmans Financial Group, the Company became the successor-in-interest to Stockmans Financial Trust I. Common stock issued by the Trusts and held as an investment by the Company are recorded in other assets in the consolidated balance sheets.

Following are the terms of the junior subordinated debentures as of December 31, 2011:

Trust Name	Issue Date	Issued Amount	Rate	Maturity Date	Redemption Date
PremierWest Statutory Trust I	December 2004	$7,732,000	LIBOR + 1.75%(1)	December 2034	December 2009
PremierWest Statutory Trust II	December 2004	7,732,000	LIBOR + 1.79%(2)	March 2035	March 2010
Stockmans Financial Trust I	August 2005	15,464,000	LIBOR + 1.42%(3)	September 2035	September 2010

		$30,928,000

(1)	PremierWest Statutory Trust I was bearing interest at the fixed rate of 5.65% until mid-December 2009, at which time it changed to a variable rate of 3-month LIBOR (0.559% at December 15, 2011) plus 1.75% or 2.309%, adjusted quarterly, through the final maturity date in December 2034.
(2)	PremierWest Statutory Trust II was bearing interest at the fixed rate of 5.65% until March 2010, at which time it changed to the variable rate of 3-month LIBOR (0.559% at December 15, 2011) plus 1.79% or 2.349%, adjusted quarterly, through the final maturity date in March 2035.
(3)	Stockmans Financial Trust I was bearing interest at the fixed rate of 5.93% until September 2010, at which time it changed to the variable rate of 3-month LIBOR (0.559% at December 15, 2011) plus 1.42% or 1.979%, adjusted quarterly, through the final maturity date in September 2035.

The Oregon Department of Consumer and Business Services, which supervises banks and bank holding companies through its Division of Finance and Corporate Securities, and the Federal Reserve have policies that encourage banks and bank holding companies to pay dividends from current earnings, and have the general

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14—JUNIOR SUBORDINATED DEBENTURES—(continued)

authority to limit the dividends paid by banks and bank holding companies, respectively. The Company does not expect to be in a position to pay interest payments on trust preferred securities without regulatory approval or until the Bank is “well-capitalized” and has satisfied conditions in any regulatory agreement or action. We are permitted to defer such interest payments for up to 20 consecutive quarters, but during a deferral period we are prohibited from making dividend payments on our capital stock. The amount of accrued and unpaid interest was approximately $2.2 million as of December 31, 2011. At December 31, 2011, the Company had deferred payment of interest for nine consecutive quarters.

NOTE 15—OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

In the normal course of business, the Bank is a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in the accompanying consolidated balance sheets. The contractual amounts of these instruments reflect the extent of the Bank’s involvement in these particular classes of financial instruments. As of December 31, 2011 and 2010, the Bank had no commitments to extend credit at below-market interest rates and held no derivative financial instruments.

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

A summary of the Bank’s off-balance sheet financial instruments at December 31 is as follows (in thousands):

(Dollars in Thousands)
	December 31, 2011	December 31, 2010
Commitments to extend credit	$72,637	$76,536
Standby letters of credit	6,062	5,197
Overdraft protection for demand deposit accounts	270	290

Total off-balance sheet financial instruments	$78,969	$82,023

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

The Bank maintains a reserve against these off-balance sheet financial instruments of $98,000 and $85,000 at December 31, 2011 and 2010, respectively.

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16—TRANSACTIONS WITH RELATED PARTIES

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

One director who is also a borrower of the Bank has a fixed rate commercial real estate secured loan with an outstanding balance of approximately $679,000. During 2011, the loan was rated “substandard” and is currently on accrual status and reported as a TDR. After consultation with bank regulators, the board of directors (with the director/borrower excused) approved an extension of the loan maturity to June 2012 to give the borrower additional time to resolve the issue.

An analysis of the activity with respect to loans outstanding to directors and executive officers of the Bank and their affiliates for the years ended December 31 is as follows (in thousands):

	2011	2010
Beginning balance	$24,058	$23,171
Additions	424	3,905
Repayments	(3,711)	(3,018)

Ending balance	$20,771	$24,058

Deposits held for executive officers and directors at December 31, 2011 and 2010, were approximately $4.0 million and $4.5 million, respectively.

NOTE 17—COMMITMENTS AND CONTINGENCIES

Operating lease commitments—As of December 31, 2011, the Bank leased certain properties from unrelated third parties. Future minimum lease commitments pursuant to these operating leases are as follows (in thousands):

Years ending December 31, 2012	$793
2013	588
2014	473
2015	470
2016	337
Thereafter	2,187

$4,848

Rental expense for all operating leases was $1.0 million, $1.2 million, and $1.1 million for the years ended December 31, 2011, 2010, and 2009, respectively.

Legal contingencies—In the ordinary course of business, the Bank may become involved in litigation arising from normal banking activities. In the opinion of Management, the ultimate disposition of current actions is unlikely to have a material adverse effect on the Company’s consolidated financial position or results of operations. Based on currently available information, Management believes that the ultimate outcome of these

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17—COMMITMENTS AND CONTINGENCIES—(continued)

matters, individual and in the aggregate, will not have a material adverse effect on our financial position or overall trends in results of operations. However, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages or an injunction prohibiting us from selling one or more products. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the financial position and results of operations of the period in which the ruling occurs or in future periods.

In September 2011, PremierWest Bank initiated a legal action to collect debts from Arthur Critchell Galpin, Eagle Point Developments, LLC, ACG Properties, LLC, and Eagle Point Golf Club, LLC, in the Circuit Court of the State of Oregon for Jackson County, Case No. 11-4146-E-9. The Bank’s action sought judgments against those parties and judicial foreclosure upon real estate that served as collateral for the loans. In October 2011, the defendants in the action filed counterclaims against the Bank alleging breach of fiduciary duty and fair dealing regarding the value of underlying collateral in connection with the sale of a Bank loan to an affiliate of one of the defendants and in connection with the negotiation and restructuring of loan transactions with the defendants. On January 3, 2012, the Company entered into a confidential master settlement agreement, and the lawsuits were dismissed on January 27, 2012.

NOTE 18—BENEFIT PLANS

401(k) profit sharing plan—The Bank maintains a 401(k) profit sharing plan (the Plan) that covers substantially all full-time employees. Employees may make voluntary tax deferred contributions to the Plan, and the Bank’s contributions to the Plan are at the discretion of the Board of Directors, not to exceed the amount deductible for federal income tax purposes. Employees vest in the Bank’s contributions to the Plan over a period of six years. Total amounts charged to operations under the Plan were approximately $189,000, $205,000, and $343,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

Executive supplemental retirement and severance plans—In connection with previous acquisitions of United Bancorp, Timberline Bancshares, Inc., Mid Valley Bank and Stockmans Bank, the Company entered into various severance, non-compete, deferred compensation and retirement agreements with previous executives and Board members of the acquired companies. These plans provide for retirement benefits that increase annually until each executive reaches retirement age and will be paid out over a period ranging from 15 years to life (for two executives). The deferred compensation plan provides interest on income previously earned for which receipt was deferred for tax purposes, plus interest accrued. As of December 31, 2011 and 2010, the Bank’s recorded liability pursuant to these agreements was $8.9 million and $9.3 million respectively. Payments on these plans are made monthly and will continue until the liabilities are paid in full. The expenses related to these agreements were $684,000, $936,000, and $1.3 million for the years ended December 31, 2011, 2010 and 2009, respectively. To support its obligations under these arrangements, the Bank acquired bank-owned life insurance policies. These policies had aggregate cash surrender values of $15.9 million and $15.7 million as of December 31, 2011 and 2010, respectively. A death benefit payout on bank-owned life insurance policies of $241,000 was received in 2011. The income attributed to the increase in the cash surrender value of the bank-owned life insurance policies was $508,000, $542,000, and $556,000 for the years ended December 31, 2011, 2010, and 2009, respectively.

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19—BASIC AND DILUTED LOSS PER COMMON SHARE

The following summarizes the calculations for basic and diluted loss per common share, after giving retroactive effect for stock dividends and the 1-for-10 reverse stock split, for the years ended December 31, (in thousands, except per share amounts):

	Net Loss Available to Common Shareholders (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
2011

Basic loss per common share (loss available to common shareholders net of $2.6 million preferred share dividends declared and accretion of discount)	$(17,616)	10,035,241	$(1.76)

Diluted loss per common share	$(17,616)	10,035,241	$(1.76)

2010

Basic loss per common share (loss available to common shareholders net of $2.5 million preferred share dividends declared and accretion of discount)	$(7,492)	8,318,042	$(0.90)

Diluted loss per common share	$(7,492)	8,318,042	$(0.90)

2009

Basic loss per common share (loss available to common shareholders net of $2.2 million preferred share dividends declared and accretion of discount)	$(148,643)	2,474,484	$(60.07)

Diluted loss per common share	$(148,643)	2,474,484	$(60.07)

As of December 31, 2011, 2010 and 2009, stock options of approximately 75,000, 85,000, and 96,000, respectively, were not included in the computation of diluted earnings per share as their inclusion would have been anti-dilutive.

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20—PREFERRED STOCK

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

While payments have not been made for nine dividend periods (since the third quarter of 2009) in order to preserve capital, the Company has continued to accrue dividends through the fourth quarter of 2011. As of December 31, 2011, accrued and unpaid dividends totaled approximately $5.0 million.

NOTE 21—STOCK OPTION PLAN

At December 31, 2011, PremierWest Bancorp had one active equity incentive plan—the 2011 Stock Incentive Plan (“2011 Plan”). Upon the recommendation of the Compensation Committee, the Board of Directors adopted

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21—STOCK OPTION PLAN—(continued)

the PremierWest Bancorp 2011 Plan effective February 24, 2011, subject to shareholder approval which was approved at the Annual Shareholder Meeting on May 26, 2011. The 2011 Plan authorizes the issuance of up to 500,000 shares of stock, all of which were available for issuance at December 31, 2011. With the adoption of the 2011 Plan, no further grants will be made under the 2002 Plan. At December 31, 2011 there were unexercised grants totaling 56,368 shares, all of which had been made under the 1992 Plan or the 2002 Plan.

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

Stock option activity during the year ended December 31, 2011 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Stock options outstanding, 12/31/2010	85,376	$91.33
Issued	—	—
Forfeited	(10,563)	88.71
Expired	(70)	37.38

Stock options outstanding, 12/31/2011	74,743	91.75	3.81	$—

Stock options exercisable, 12/31/2011	56,368	$90.13	3.08	$—

PremierWest Bancorp follows ASC 718 “Compensation—Stock Compensation” which requires companies to measure and recognize as compensation expense the grant date fair market value for all share-based awards. That portion of the grant date fair market value that is ultimately expected to vest is recognized as expense over the requisite service period, typically the vesting period, utilizing the straight-line attribution method. This Standard requires companies to estimate the fair market value of stock-based payment awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model to value our stock options. The Black-Scholes model requires the use of assumptions regarding the historical volatility of our stock price, our expected dividend yield, the risk-free interest rate and the weighted average expected life of the options. The following schedule reflects the weighted-average assumptions included in this model as it relates to the valuation of options granted for the periods indicated:

	2011	2010	2009
Risk-free interest rate	—	2.5%	3.0%
Expected dividend	—	0.00%	2.54%
Expected life, in years	—	7.0	7.0
Expected volatility	—	64%	38%

There were no stock options granted during the year ended 2011. There were 750 restricted stock grants issued during the year ended 2011. As of December 31, 2011, there were 1,250 restricted stock grants outstanding, all expected to fully vest between 2016 and 2018.

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21—STOCK OPTION PLAN—(continued)

The weighted-average grant date fair value of restricted stock grants for the year ended 2011 was $3.30. The weighted-average grant date fair value of stock options granted during the years ended 2010 and 2009 was $5.70, and $9.20, respectively.

The following table presents the intrinsic value of stock options exercised, cash received from stock options exercised and the tax benefit realized for deductions related to stock options exercised and the unrecognized stock-based compensation as of or for the years ended December 31, 2011, 2010, and 2009. No stock options were exercised for the year ended December 31, 2010 or 2011.

	2011	2010	2009
Intrinsic value of stock options exercised	$—	$—	$30,000
Cash received from stock options exercised	$—	$—	$43,800
Tax benefit realized from stock options exercised	$—	$—	$—
Unrecognized stock-based compensation	$322,376	$459,222	$910,918

Stock-based compensation expense recognized under “Share-Based Payment” resulting from stock options that were granted during the current and previous periods was $146,000, 372,000, and 448,000 for the years ended December 31, 2011, 2010, and 2009, respectively.

The unrecognized stock-based compensation will be recognized over 1.5, 3.0, and 1.9 weighted-average remaining years as of December 31, 2011, 2010 and 2009, respectively.

Information regarding the number, weighted-average exercise price and weighted-average remaining contractual life of options by range of exercise price at December 31, 2011, is as follows:

	Options Outstanding			Exercisable Options
Exercise Price Range	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)
$0.00 – $50.00	1,219	$38.40	3.22	755	$40.94	0.64
$50.01 – $75.00	13,620	53.27	1.13	13,158	52.95	0.94
$75.01 – $90.00	23,008	86.37	4.94	12,462	83.93	3.75
$90.01 – $125.00	30,203	101.07	4.08	23,300	97.07	3.66
$125.01 – $150.00	905	132.98	4.90	905	132.98	4.90
$150.01 – $175.00	5,788	159.81	4.25	5,788	159.81	4.25

	74,743	$91.75	3.81	56,368	$90.13	3.08

NOTE 22—REGULATORY MATTERS

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

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22—REGULATORY MATTERS—(continued)

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

Although the Bank meets the quantitative guidelines set forth above to be deemed “well-capitalized”, the Bank remains subject to the Agreement with the FDIC and, therefore, is deemed to be “adequately capitalized.” Pursuant to the Agreement with the FDIC, as discussed in Note 2 – “Regulatory Agreement, Economic Condition, and Management Plan”, the Bank was required to increase and maintain its Tier 1 capital in such an amount as to ensure a leverage ratio of 10% or more by October 3, 2010, well in excess of the 5% requirement set forth in regulatory guidelines. The 10% leverage ratio was not achieved by October 3, 2010. Management believes that, while not achieving this target in the timeframe required, the Company has demonstrated progress, taken prudent actions and maintained a good-faith commitment to reaching the requirements of the Agreement. Management continues to work toward achieving all requirements contained in the regulatory agreements in as expeditious a manner as possible.

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22—REGULATORY MATTERS—(continued)

PremierWest’s and the Bank’s actual and required capital amounts and ratios are presented in the following tables (in thousands):

(Dollars in Thousands)	Actual		Regulatory Minimum To Be Adequately Capitalized			Regulatory Minimum To Be Well-Capitalized Under the Consent Order Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
December 31, 2011
Tier 1 capital (to average assets)
Company	$103,410	8.01%	$51,670	≥	4.0%	N/A		N/A
Bank	$112,578	8.72%	$51,614	≥	4.0%	$64,517	≥	5.0%
Tier 1 capital (to risk-weighted assets)
Company	$103,410	10.80%	$38,299	≥	4.0%	N/A		N/A
Bank	$112,578	11.77%	$38,273	≥	4.0%	$57,409	≥	6.0%
Total capital (to risk-weighted assets)
Company	$119,162	12.45%	$76,598	≥	8.0%	N/A		N/A
Bank	$124,672	13.03%	$76,546	≥	8.0%	$95,682	≥	10.0%

	Actual		Regulatory Minimum To Be Adequately Capitalized			Regulatory Minimum To Be Well-Capitalized Under the Consent Order Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
December 31, 2010
Tier 1 capital (to average assets)
Company	$123,579	8.66%	$57,100	≥	4.0%	N/A		N/A
Bank	$126,065	8.85%	$57,007	≥	4.0%	$71,259	≥	5.0%
Tier 1 capital (to risk-weighted assets)
Company	$123,579	11.09%	$44,593	≥	4.0%	N/A		N/A
Bank	$126,065	11.31%	$44,576	≥	4.0%	$66,864	≥	6.0%
Total capital (to risk-weighted assets)
Company	$137,782	12.36%	$89,186	≥	8.0%	N/A		N/A
Bank	$140,263	12.59%	$89,152	≥	8.0%	$111,440	≥	10.0%

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23—FAIR VALUE MEASUREMENTS

The Company’s available-for-sale securities is the only balance sheet category the Company accounts for at fair value on a recurring basis, as defined in the fair value hierarchy of “Fair Value Measurements.” The tables below present information about these securities and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of December 31, 2011 and 2010:

(Dollars in Thousands)	Fair Value Measurements At December 31, 2011, Using
Description	Fair Value 12/31/2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
Collaterialized mortgage obligations	$134,416	$—	$134,416	$—
Mortgage-backed securities	71,773	—	71,773	—
U.S. Government and agency securities	41,093	—	41,093	—
Obligations of states and political subdivisions	66,878	—	66,878	—

Total assets measured at fair value	$314,160	$—	$314,160	$—

	Fair Value Measurements At December 31, 2010, Using
Description	Fair Value 12/31/2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
Collaterialized mortgage obligations	$132,217	$—	$132,217	$—
Mortgage-backed securities	9,056	—	9,056	—
U.S. Government and agency securities	36,276	—	36,276	—
Obligations of states and political subdivisions	6,134	—	6,134	—

Total assets measured at fair value	$183,683	$—	$183,683	$—

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

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23—FAIR VALUE MEASUREMENTS—(continued)

Certain assets and liabilities are measured at fair value on a non-recurring basis after initial recognition such as loans measured for impairment. The following tables present the fair value measurement of assets on a non-recurring basis as of December 31, 2011 and 2010, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

(Dollars in Thousands)	Fair Value Measurements As of December 31, 2011, Using
Description	Fair Value 12/31/2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total period losses included in earnings
Other real estate owned and foreclosed assets	$22,829	$—	$—	$22,829	$(8,950)
Loans measured for impairment, net of specific reserves	36,525	—	—	36,525	(19,677)

Total impaired assets measured at fair value	$59,354	$—	$—	$59,354	$(28,627)

	Fair Value Measurements As of December 31, 2010, Using
Description	Fair Value 12/31/2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total period losses included in earnings
Other real estate owned and foreclosed assets	$32,009	$—	$—	$32,009	$(5,347)
Loans measured for impairment, net of specific reserves	46,863	—	—	46,863	(22,311)

Total impaired assets measured at fair value	$78,872	$—	$—	$78,872	$(27,658)

The following table presents activity in the total OREO portfolio for the periods shown:

(Dollars in Thousands)	Twelve Months Ended December 31,
	2011	2010
Other real estate owned, beginning of period	$32,009	$24,748
Transfers from outstanding loans	15,842	30,619
Improvements and other additions	10	465
Proceeds from sales	(17,564)	(20,211)
Gain on sales	1,811	1,735
Impairment charges	(9,279)	(5,347)

Total other real estate owned	$22,829	$32,009

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

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23—FAIR VALUE MEASUREMENTS—(continued)

As of December 31, 2011 and December 31, 2010, all nonperforming loans were considered impaired and were measured for impairment. The table below shows the detail of the various categories of impaired loans:

(Dollars in Thousands)	As of December 31, 2011	As of December 31, 2010
	Carrying Value	Carrying Value
Impaired loans with charge-offs loan-to-date (1)	$27,324	$28,393
Impaired loans with specific reserves	7,600	27,832
Impaired loans with both specific reserves and charge-offs loan-to-date (1)	3,688	297

Subtotal impaired loans with specific reserves and/or charge-offs loan-to-date	38,612	56,522
Specific reserves associated with impaired loans	(2,087)	(9,659)

Total loans measured for impairment, net of specific reserves	$36,525	$46,863

Impaired loans without charge-offs or specific reserves	$37,629	$73,094
Loans with specific reserves and/or charge-offs loan-to-date	38,612	56,522

Total impaired loans	$76,241	$129,616

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

In addition, as the Bank normally intends to hold the majority of its financial instruments until maturity, it does not expect to realize many of the estimated amounts disclosed. The disclosures also do not include estimated fair value amounts for items which are not defined as financial instruments but which have significant value. These include such off-balance sheet items as core deposit intangibles on non-acquired deposits. The Bank does not believe that it would be practicable to estimate a representational fair value for these types of items as of December 31, 2011 and 2010.

As “Disclosures About Fair Value of Financial Instruments” excludes certain financial instruments and all non-financial instruments from its disclosure requirements, any aggregation of the fair value amounts presented would not represent the underlying value of the Bank.

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23—FAIR VALUE MEASUREMENTS—(continued)

The estimated fair values of the Bank’s significant on-balance sheet financial instruments at December 31 were as follows:

(Dollars in Thousands)	As of December 31, 2011		As of December 31, 2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$71,349	$71,349	$138,974	$138,974
Interest-bearing certificates of deposit
(original maturities greater than 90 days)	$1,500	$1,500	$1,500	$1,500
Investment securities available-for-sale	$314,160	$314,160	$183,683	$183,683
Investment securities held-to-maturity	$—	$—	$29,133	$29,615
Investment securities - CRA	$2,000	$2,000	$2,000	$2,000
Restricted equity investments	$3,255	$3,255	$3,474	$3,474
Loans held-for-sale	$810	$810	$929	$929
Loans	$797,878	$799,218	$978,546	$913,834
Accrued interest receivable	$4,567	$4,567	$5,585	$5,585

Financial liabilities:
Deposits	$1,127,749	$1,133,695	$1,266,249	$1,275,519
FHLB borrowings	$—	$—	$22	$22
Securities sold under agreements to repurchase	$4,241	$4,241	$—	$—
Junior subordinated debentures	$30,928	$12,999	$30,928	$20,629
Accrued interest payable	$2,536	$2,536	$2,102	$2,102

NOTE 24—PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for PremierWest (parent company only) is presented as follows (in thousands):

CONDENSED BALANCE SHEETS

(Dollars in Thousands)

	December 31,
	2011	2010
ASSETS
Cash and cash equivalents	$1,075	$1,551
Investment in subsidiary	119,883	129,494
Other assets	1,609	1,435

Total assets	$122,567	$132,480

LIABILITIES
Junior subordinated debentures	$30,928	$30,928
Other liabilities	7,274	4,544

Total liabilities	38,202	35,472
SHAREHOLDERS’ EQUITY	84,365	97,008

Total liabilities and shareholders’ equity	$122,567	$132,480

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24—PARENT COMPANY FINANCIAL INFORMATION—(continued)

CONDENSED STATEMENTS OF OPERATIONS

(Dollars in Thousands)

	Years Ended December 31,
	2011	2010	2009
Operating income	$21	$46	$587
Cash dividends from bank subsidiary	—	—	3,100
Interest expense	(615)	(1,102)	(1,794)
Other operating expense	(471)	(759)	(1,110)
Provision for income taxes	—	—	751

Income (loss) before equity in undistributed net loss of subsidiary	(1,065)	(1,815)	1,534

Undistributed net loss of subsidiary	(13,986)	(3,144)	(148,006)

NET LOSS	(15,051)	(4,959)	(146,472)
PREFERRED STOCK DIVIDENDS AND DISCOUNT ACCRETION	2,565	2,533	2,171

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(17,616)	$(7,492)	$(148,643)

CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Years Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,051)	$(4,959)	$(146,472)
Adjustments to reconcile net income to net cash from operating activities:
Undistributed net loss of subsidiary	13,986	3,144	148,006
Other, net	590	2,845	617

Net cash (used in) provided by operating activities	(475)	1,030	2,151

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Bank subsidiary	—	(32,503)	—
Advances made to Bank subsidiary	—	1,462	238
Repayment of advances made to Bank subsidiary	—	(1,462)	(40,400)

Net cash used in investing activities	—	(32,503)	(40,162)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock options exercised	—	—	48
Dividends paid on common stock	—	—	(236)
Dividends paid on preferred stock	—	—	(1,047)
Cash paid for fractional shares in connction with 1-for-10 reverse stock split	(1)	—	—
Proceeds from issuance of preferred stock	—	—	41,400
Proceeds from issuance of common stock	—	32,503	—
Other, net	—	(750)	(1,244)

Net cash (used in) provided by financing activities	(1)	31,753	38,921

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(476)	280	910
CASH AND CASH EQUIVALENTS, Beginning of year	1,551	1,271	361

CASH AND CASH EQUIVALENTS, End of year	$1,075	$1,551	$1,271

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 25—SUBSEQUENT EVENT

On January 13, 2012, the Company announced it will consolidate 11 branches into existing nearby branches by the end of April 2012. Five of the branches to be consolidated are located in Oregon with the other six branches located in California. The decision to consolidate these branches and the projected reduction in expenses followed an extensive branch network analysis with a focus on reducing expense, improving efficiency, and positively impacting the overall value of the Company. These branches represent less than 10% of the total bank-wide deposits. Branch consolidation is projected to result in expense savings of approximately $1.9 million annually beginning in the second quarter of 2012. First quarter 2012 reduction of pretax income as a result of consolidation expense is expected to be approximately $790,000.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Evaluation of Disclosure Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures, as defined in the Exchange Act as of December 31, 2011, for the period covered by this Annual Report, on Form 10-K. Our Chief Executive Officer and our Chief Financial Officer participated in this evaluation. Based upon that evaluation they concluded that our disclosure controls and procedures were effective as of the end of the period covered by the report.

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

No change occurred during any quarter in 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Management’s report on internal control over financial reporting is set forth below, and should be read with these limitations in mind.

Management’s Report on Internal Control over Financial Reporting

Our Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. Management conducted an assessment of the effectiveness of internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment and those criteria, we believe that, as of December 31, 2011, the Company maintained effective internal control over financial reporting.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, has been audited by MOSS ADAMS LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information provided in response to this Item is incorporated by reference to the Definitive Proxy Statement on Schedule 14A for the Company’s 2012 Annual Meeting of Shareholders, which the Company expects to be filed with the SEC on or before April 29, 2012.

ITEM 11.	EXECUTIVE COMPENSATION

The information provided in response to this Item is incorporated by reference to the Definitive Proxy Statement on Schedule 14A for the Company’s 2012 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information provided in response to this Item is incorporated by reference to the Definitive Proxy Statement on Schedule 14A for the Company’s 2012 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information provided in response to this Item is incorporated by reference to the Definitive Proxy Statement on Schedule 14A for the Company’s 2012 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information provided in response to this item is incorporated by reference to the Definitive Proxy Statement on Schedule 14A for the Company’s 2012 Annual Meeting of Shareholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements:

The consolidated financial statements for the fiscal years ended December 31, 2011, 2010 and 2009, are included as Item 8 of this report beginning on page 75.

(2)	Financial Statement Schedules:

All schedules have been omitted because the information is not required, not applicable, not present in amounts sufficient to require submission of the schedule, or is included in the financial statements or notes thereto.

(3)	The following exhibits are filed with, and incorporated into by reference, this report, and this list constitutes the exhibit index:

EXHIBIT INDEX

3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to Form 10-K filed March 16, 2011)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 10-K filed March 16, 2010)

4.1	Form of Stock Certificate for Common Stock (incorporated by reference to Exhibit 4 to the Form S-4/A (Registration No. 333-96209) filed March 17, 2000)

4.2	Form of Stock Certificate for Series B Preferred Stock (incorporated by reference to Exhibit 4.1 Form 8-K filed February 17, 2009)

4.3	Warrant to purchase shares of common stock, issued to the U.S. Department of the Treasury February 13, 2009 (incorporated by reference to Exhibit 4.3 to Form 8-K filed February 17, 2009)

10.1	Letter Agreement, dated February 13, 2009, including Securities Purchase Agreement—Standard Terms, between the Registrant and the United States Department of the Treasury (incorporated by reference to Exhibit 4.2 to Form 8-K filed February 17, 2009)

10.2.1*	Employment Agreement with Tom Anderson (incorporated by reference to Exhibit 10.2 to Form 10-K filed March 14, 2008)

10.2.2*	Amendment to Employment Agreement with Tom Anderson (incorporated by reference to Exhibit 10.4.2 to Form 10-K filed March 18, 2009)

10.3*	Employment Agreement with Doug Biddle (incorporated by reference to Exhibit 99.1 to Form 8-K)

10.4*	Employment Agreement with James Ford (incorporated by reference to the substantially identical (other than base salary) form of employment agreement with Mr. Anderson filed as Exhibit 10.2 to Form 10-K filed March 14, 2008)

10.5.1*	Employment Agreement with Joe Danelson (incorporated by reference to Exhibit 10.2 to Form 10-Q filed August 11, 2008)

10.5.2*	Amendment to Employment Agreement with Joe Danelson (incorporated by reference to Exhibit 10.7.2 to Form 10-K filed March 18, 2009)

10.6*	Supplemental Executive Retirement Plan Agreement with James Ford (incorporated by reference to Exhibit 10.1 to Form 8-K filed April 3, 2009)

10.7*	Supplemental Executive Retirement Plan Agreement with Joe Danelson (incorporated by reference to Exhibit 10.1 to Form 8-K filed May 20, 2011)

10.8*	Supplemental Executive Retirement Plan Agreement with John Anhorn (incorporated by reference to Exhibit 10.3 to Form 10-K filed March 14, 2008)

10.9.1*	Supplemental Executive Retirement Plan Agreement with Rich Hieb (incorporated by reference to Exhibit 10.4 to Form 10-K filed March 14, 2008)

10.9.2*	Amendment to Supplemental Executive Retirement Plan with Rich Hieb (incorporated by reference to Exhibit 10.10.2 to Form 10-K filed March 18, 2009)

10.10.1*	Supplemental Executive Retirement Plan Agreement with Tom Anderson (incorporated by reference to Exhibit 10.5 to Form 10-K filed March 14, 2008)

10.10.2*	First Amendment to Supplemental Executive Retirement Plan Agreement with Tom Anderson (incorporated by reference to Exhibit 10.11.2 to Form 10-K filed March 18, 2009)

10.11.1*	2002 Executive Survivor Income Agreement with John Anhorn (incorporated by reference to Exhibit 10.13.1 to Form 10-K filed March 18, 2009)

10.11.2*	Amendment to Executive Survivor Income Agreement with John Anhorn (incorporated by reference to Exhibit 10.4 to Form 10-Q filed November 5, 2004)

10.12.1*	2002 Executive Survivor Income Agreement with Rich Hieb (incorporated by reference to Exhibit 10.14.1 to Form 10-K filed March 18, 2009)

10.12.2*	Amendment to Executive Survivor Income Agreement with Rich Hieb (incorporated by reference to a substantially identical (other than a pre-retirement death benefit of $150,000) amendment with John Anhorn filed as Exhibit 10.4 to Form 10-Q filed November 5, 2004)

10.13.1*	Executive Survivor Income Agreement with Tom Anderson (incorporated by reference to Exhibit 10.15.1 to Form 10-K filed March 18, 2009)

10.13.2*	Amendment to Executive Survivor Income with Tom Anderson (incorporated by reference to Exhibit 10.8 to Form 10-Q filed November 5, 2004)

10.14*	Executive Deferred Compensation Agreement with John Anhorn (incorporated by reference to the substantially identical form attached as Exhibit 10.8 to Form 10-K filed March 14, 2008)

10.15*	Executive Deferred Compensation Agreement with Rich Hieb (incorporated by reference to the substantially identical form attached as Exhibit 10.8 to Form 10-K filed March 14, 2008)

10.16*	Executive Deferred Compensation Agreement with Tom Anderson (incorporated by reference to Exhibit 10.8 to Form 10-K filed March 14, 2008)

10.17*	Executive Deferred Compensation Agreement with Joe Danelson (incorporated by reference to Exhibit 10.20 to Form 10-K filed March 18, 2009)

10.18*	2011 PremierWest Stock Incentive Plan (incorporated by reference to Appendix A to the proxy statement for the 2011 annual meeting of shareholders, filed April 7, 2011)

10.19*	2002 PremierWest Bancorp Stock Option Plan (incorporated by reference to the proxy statement (DEF 14A) filed April 13, 2005)

10.20*	Form of Share Vesting Agreement for Restricted Stock Award (incorporated by reference to Exhibit 10.34 to Form 10-K filed March 16, 2010)

10.21*	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.12.2 to the Form 10-K filed March 15, 2006)

10.22*	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.12.1 to the Form 10-K filed March 15, 2006)

10.23*	Director Deferred Compensation Agreement (with individual directors John B. Dickerson, John A. Duke, Dennis N. Hoffbuhr, Patrick G. Huycke, Brian Pargeter, James L. Patterson, Tom Becker and Rickar D. Watkins ) (incorporated by reference to Exhibit 10.10 to Form 10-K filed March 14, 2008)

10.24*	Continuing Benefits Agreement (with individual directors John B. Dickerson, John A. Duke, Dennis N. Hoffbuhr, Patrick G. Huycke, Brian Pargeter, James L. Patterson, Tom Becker and Rickar D. Watkins ) (incorporated by reference to Exhibit 10.9 to Form 10-K filed March 14, 2008)

10.25*		Form of Senior Executive Officer Waiver pursuant to TARP Capital Purchase Program (incorporated by reference to Exhibit 10.1 to Form 8-K filed February 17, 2009)

10.26*		Form of Senior Executive Officer Agreement (incorporated by reference to Exhibit 10.2 to Form 8-K filed February 17, 2009)

10.27*		Form of Compensation Modification Agreement with executive officers James Ford, John Anhorn, Rich Heib, Tom Anderson, Michael Fowler and Joe Danelson (incorporated by reference to Exhibit 10.1 to Form 8-K filed January 8, 2010)

10.28*		Form of Compensation Modification Agreement (for 409A compliance purposes) with executive officers James Ford, John Anhorn, Rich Heib, Tom Anderson, Michael Fowler, Joe Danelson, and Jim Earley effective December 31, 2010 (incorporated by reference to Exhibit 10.34 to Form 10-K filed March 17, 2011)

10.29		Consent Order with FDIC and Oregon Department of Consumer and Business Services Division of Finance and Corporate Securities (incorporated by reference to Exhibit 99.1 to Form 8-K filed April 8, 2010)

10.30		Written Agreement with Federal Reserve Bank of San Francisco and Oregon Department of Consumer and Business Services Division of Finance and Corporate Securities (incorporated by reference to Exhibit 99.1 to Form 8-K filed June 9, 2010)

21	#	Subsidiaries

23.1	#	Consent of Moss Adams LLP

31.1	#	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

31.2	#	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

32.1	#	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(a) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U. S. C. Section 1350

32.2	#	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(a) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U. S. C. Section 1350

99.1	#	Subsequent year certification of Principal Executive Officer pursuant to TARP Capital Purchase Program

99.2	#	Subsequent year certification of Principal Financial Officer pursuant to TARP Capital Purchase Program

101	**	The following financial information from the Annual Report on Form 10-K for the period ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Loss; (iv) the Consolidated Statements of Changes in Shareholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.

#	filed herewith
*	compensatory plan or arrangement
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities and Exchange Act of 1934, as amended and otherwise are not subject to liability under those sections.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

PREMIERWEST BANCORP

(Registrant)

By:	/s/ JAMES M. FORD	Date: March 15, 2012
James M. Ford, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ JAMES M. FORD	Date: March 15, 2012
James M. Ford, President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ JOHN L. ANHORN John L. Anhorn, Director and Chairman of PremierWest Bank	Date: March 15, 2012

By:	/s/ RICHARD R. HIEB Richard R. Hieb, Director and Chief Operating Officer	Date: March 15, 2012

By:	/s/ DOUGLAS N. BIDDLE Douglas N. Biddle, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	Date: March 15, 2012

By:	/s/ JOHN DUKE John Duke, Director	Date: March 15, 2012

By:	/s/ DENNIS HOFFBUHR Dennis Hoffbuhr, Director	Date: March 15, 2012

By:	/s/ RICKAR WATKINS Rickar Watkins, Director	Date: March 15, 2012

By:	/s/ JAMES PATTERSON James Patterson, Director	Date: March 15, 2012

By:	/s/ TOM BECKER Tom Becker, Director	Date: March 15, 2012

By:	/s/ BRIAN PARGETER Brian Pargeter, Director	Date: March 15, 2012

By:	/s/ PATRICK HUYCKE Patrick Huycke, Director	Date: March 15, 2012

By:	/s/ JOHN DICKERSON John Dickerson, Director	Date: March 15, 2012

By:	/s/ GEORGES C. ST. LAURENT, JR. Georges C. St. Laurent, Jr., Director	Date: March 15, 2012

By:	/s/ MARY CARRYER Mary Carryer, Director	Date: March 15, 2012