Form 10-Q
period 2012-03-31
PREMIERWEST BANCORP
filed 2012-05-08
CIK 1102287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares outstanding of Registrant’s common stock as of May 2, 2012 was 10,034,741.

Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PREMIERWEST BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

ASSETS
	March 31, 2012	December 31, 2011	March 31, 2011
Cash and cash equivalents:
Cash and due from banks	$38,399	$40,179	$24,811
Federal funds sold	3,005	4,030	3,215
Interest-bearing deposits	60,776	27,140	113,999

Total cash and cash equivalents	102,180	71,349	142,025

Interest-bearing certificates of deposit (original maturities greater than 90 days)	1,500	1,500	1,500
Investment securities:
Investment securities available-for-sale, at fair market value	284,388	314,160	201,641
Investment securities held-to-maturity, at amortized cost (fair value of $26,693 at 3/31/11)	—	—	26,264
Investment securities - Community Reinvestment Act	2,000	2,000	2,000
Restricted equity securities	3,201	3,255	3,421

Total investment securities	289,589	319,415	233,326

Mortgage loans held-for-sale	400	810	505
Loans, net of deferred loan fees	743,259	797,416	921,018
Allowance for loan losses	(20,324)	(22,683)	(33,366)

Loans, net	722,935	774,733	887,652

Premises and equipment, net of accumulated depreciation and amortization	44,988	46,272	47,754
Core deposit intangibles, net of amortization	1,874	1,990	2,338
Other real estate owned and foreclosed assets	35,434	22,829	29,757
Accrued interest and other assets	28,024	27,149	27,869

TOTAL ASSETS	$1,226,924	$1,266,047	$1,372,726

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Demand	$279,933	$281,519	$252,562
Interest-bearing demand and savings	406,270	414,477	459,241
Time deposits	396,830	431,753	522,078

Total deposits	1,083,033	1,127,749	1,233,881

Federal Home Loan Bank borrowings	—	—	20
Securities sold under agreements to repurchase	4,933	4,241	1,894
Junior subordinated debentures	30,928	30,928	30,928
Accrued interest and other liabilities	27,596	18,764	17,461

Total liabilities	1,146,490	1,181,682	1,284,184

COMMITMENTS AND CONTINGENCIES (Note 10)
SHAREHOLDERS’ EQUITY
Preferred Stock, net of unamortized discount, no par value 1,000,000 shares authorized, 41,400 shares issued and outstanding, liquidation preference $1,000 per share (41,400 at 12/31/2011 and 3/31/2011)	40,510	40,399	40,043
Common stock - no par value; 150,000,000 shares authorized; 10,034,741 shares issued and outstanding (10,035,241 at 12/31/2011 and 10,035,741 at 3/31/11)	208,498	208,469	208,359
Accumulated deficit	(174,635)	(169,818)	(159,612)
Accumulated other comprehensive income (loss)	6,061	5,315	(248)

Total shareholders’ equity	80,434	84,365	88,542

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,226,924	$1,266,047	$1,372,726

See accompanying notes.

PREMIERWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except for Loss per Share Data)

	For the Three Months Ended
	March 31, 2012	March 31, 2011
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$11,180	$13,611
Interest on investments:
Taxable	1,884	1,291
Nontaxable	14	45
Interest on federal funds sold	2	2
Other interest and dividends	38	83

Total interest and dividend income	13,118	15,032

INTEREST EXPENSE
Deposits:
Interest-bearing demand and savings	103	367
Time	1,469	2,297
Interest on securities sold under agreements to repurchase	4	1
Junior subordinated debentures	168	166

Total interest expense	1,744	2,831

Net interest income	11,374	12,201
LOAN LOSS PROVISION	3,500	6,300

Net interest income after loan loss provision	7,874	5,901

NON-INTEREST INCOME
Service charges on deposit accounts	865	955
Other commissions and fees	649	645
Net gain on sale of securities, available-for-sale	2,168	349
Investment brokerage and annuity fees	438	500
Mortgage banking fees	115	125
Other non-interest income	248	527

Total non-interest income	4,483	3,101

NON-INTEREST EXPENSE
Salaries and employee benefits	6,810	7,026
Net cost of operations of other real estate owned and foreclosed assets	2,424	2,124
Net occupancy and equipment	1,812	2,104
FDIC and state assessments	671	1,123
Professional fees	408	876
Communications	468	475
Advertising	198	245
Third-party loan costs	255	296
Professional liability insurance	213	226
Problem loan expense	1,288	88
Other non-interest expense	1,989	1,157

Total non-interest expense	16,536	15,740

LOSS BEFORE PROVISION FOR INCOME TAXES	(4,179)	(6,738)
PROVISION FOR INCOME TAXES	10	16

NET LOSS	(4,189)	(6,754)
PREFERRED STOCK DIVIDENDS AND DISCOUNT ACCRETION	628	656

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(4,817)	$(7,410)

LOSS PER COMMON SHARE:
BASIC	$(0.48)	$(0.74)

DILUTED	$(0.48)	$(0.74)

See accompanying notes.

PREMIERWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Dollars in Thousands)

	March 31, 2012	March 31, 2011
NET LOSS	$(4,189)	$(6,754)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized gain (loss) on available-for-sale securities	3,411	(1,610)
Tax on adjustment for unrealized gain (loss)	(1,364)	644
Adjustment for realized gain included in net loss	(2,168)	(349)
Tax on adjustment for realized gain	867	140
Amortization of unrealized loss for investment securities transferred to held-to-maturity (net of tax benefit of $9 at 3/31/2011)	—	(13)

Total other comprehensive income (loss), net of tax	746	(1,188)

COMPREHENSIVE LOSS	$(3,443)	$(7,942)

See accompanying notes.

PREMIERWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Dollars in Thousands, Except Share Amounts)

					Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
BALANCE - December 31, 2010	41,400	$39,946	10,034,830	$208,324	$(152,202)	$940	$97,008
Net loss	—	—	—	—	(15,051)	—	(15,051)
Total other comprehensive income, net of tax	—	—	—	—	—	4,375	4,375
Preferred stock dividend accrued	—	—	—	—	(2,112)	—	(2,112)
Restricted stock issued	—	—	750	—	—	—	—
Cash paid for fractional shares in connection with 1-for-10 reverse stock split	—	—	(339)	(1)	—	—	(1)
Stock-based compensation expense	—	—	—	146	—	—	146
Accretion of discount from Series B preferred stock	—	453	—	—	(453)	—	—

BALANCE - December 31, 2011	41,400	$40,399	10,035,241	$208,469	$(169,818)	$5,315	$84,365
Net loss	—	—	—	—	(4,189)	—	(4,189)
Total other comprehensive income, net of tax	—	—	—	—	—	746	746
Preferred stock dividend accrued	—	—	—	—	(517)	—	(517)
Restricted stock forfeited	—	—	(500)	—	—	—	—
Stock-based compensation expense	—	—	—	29	—	—	29
Accretion of discount from Series B preferred stock	—	111	—	—	(111)	—	—

BALANCE - March 31, 2012	41,400	$40,510	10,034,741	$208,498	$(174,635)	$6,061	$80,434

See accompanying notes.

PREMIERWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	For The Three Months Ended
	March 31, 2012	March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,189)	$(6,754)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	727	878
Loan loss provision	3,500	6,300
Amortization of premiums and accretion of discounts on investment securities, net	1,219	577
Gain on sale of investment securities	(2,168)	(349)
Funding of loans held-for-sale	(5,163)	(5,118)
Sale of loans held-for-sale	5,689	5,667
Gain on sale of loans held-for-sale	(115)	(125)
Change in BOLI value	(124)	119
Stock-based compensation expense	29	36
Loss (gain) on sales of premises and equipment	(73)	25
Impairment of premises and equipment	719	—
Loss (gain) on sale of other real estate owned and foreclosed assets, net	663	(656)
Write down of other real estate owned due to impairment	1,699	2,076
Write down of low income housing tax credit investment	54	53
Changes in accrued interest receivable/payable and other assets/liabilities	7,547	276

Net cash provided by operating activities	10,014	3,005

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities available-for-sale	(26,967)	(68,308)
Proceeds from principal payments received on securities available-for-sale	8,919	9,140
Proceeds from sale of securities available-for-sale	49,015	39,823
Proceeds from maturities and calls of investment securities available-for-sale	500	—
Proceeds from maturities and calls of investment securities held-to-maturity	—	2,840
Proceeds from FHLB stock redemption	54	53
Loan payments, net	29,053	43,010
Purchase of premises and equipment	(61)	(586)
Proceeds from disposal of premises and equipment	88	4
Purchase of low income housing tax credit investments	(38)	(536)
Purchase of improvements for other real estate owned and foreclosed assets	—	(10)
Proceeds from sale of other real estate owned and foreclosed assets	4,278	5,093

Net cash provided by investing activities	64,841	30,523

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(44,716)	(32,368)
Net decrease in Federal Home Loan Bank borrowings	—	(2)
Net increase in securities sold under agreements to repurchase	692	1,894
Cash paid for fractional shares in connection with 1-for-10 reverse stock split	—	(1)

Net cash used in financing activities	(44,024)	(30,477)

NET INCREASE IN CASH AND CASH EQUIVALENTS	30,831	3,051
CASH AND CASH EQUIVALENTS - Beginning of the period	71,349	138,974

CASH AND CASH EQUIVALENTS - End of the period	$102,180	$142,025

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$1,497	$2,716

Cash paid for taxes	$—	$6

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfers of loans to other real estate owned and foreclosed assets	$19,245	$4,251

Preferred stock dividend declared and accrued during the period but not yet paid	$517	$559

Trust preferred securities interest accrued during the period but not yet paid	$168	$166

Accretion of preferred stock discount	$111	$97

See accompanying notes.

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – The accompanying consolidated financial statements include the accounts of PremierWest Bancorp (the “Company” or “PremierWest”) and its wholly-owned subsidiary, PremierWest Bank (the “Bank”).

The Bank offers a full range of financial products and services through a network of 35 full service branch offices, 26 of which are located along the Interstate 5 freeway corridor between Roseburg, Oregon, and Sacramento, California. Of the 35 full service branch offices, 18 are located in Oregon (Jackson, Josephine, Deschutes, Douglas and Klamath Counties) and 17 are located in California (Siskiyou, Shasta, Butte, Tehama, Sacramento, Nevada, Placer, and Yolo Counties). The Bank’s activities include commercial, real estate, installment and mortgage loans; checking, time deposit and savings accounts; mortgage loan brokerage services; and automated teller machines (“ATM”) and safe deposit facilities. The Bank has three subsidiaries: Premier Finance Company, PremierWest Investment Services, Inc. and Blue Star Properties, Inc. Premier Finance Company has offices in Medford, Grants Pass, Redmond, Roseburg, Klamath Falls, Eugene and Portland, Oregon and Redding, California and is engaged in the business of consumer lending. PremierWest Investment Services, Inc. operates throughout the Bank’s market area providing brokerage services for investment products including stocks, bonds, mutual funds and annuities. Blue Star Properties, Inc. serves solely to hold real estate properties for the Company but is currently inactive.

In December 2004, the Company established PremierWest Statutory Trust I and II (the “Trusts”), as wholly-owned Delaware statutory business trusts, for the purpose of issuing guaranteed individual beneficial interests in junior subordinated debentures (“Trust Preferred Securities”). The Trusts issued $15.5 million in Trust Preferred Securities for the purpose of providing additional funding for operations and enhancing the Company’s consolidated regulatory capital. A third trust, the Stockmans Financial Trust I, in the amount of $15.5 million, was added in 2008 pursuant to the acquisition of Stockmans Financial Group. The Company has not included the Trusts in its consolidated financial statements; however, the junior subordinated debentures issued by the Company to the Trusts are reflected in the Company’s consolidated balance sheets.

During the first quarter of 2012, the Company announced it will consolidate 9 of its 44 branches into existing nearby branches by the end of April 2012 and sell two branches by the end of June 2012. Five of the branches to be consolidated are located in Oregon, and the other six branches are located in California. The decision to consolidate these branches and the projected reduction in expense followed an extensive branch network analysis with a focus on reducing expense, improving efficiency, and positively impacting the overall value of the Company. These branches represent less than 10% of the total bank-wide deposits. Branch consolidation is projected to result in expense savings of approximately $1.9 million annually beginning in the second quarter of 2012. First quarter 2012 reduction of pretax income as a result of consolidation expense is estimated and accrued at approximately $700,000.

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

The balance sheet data as of December 31, 2011, were derived from audited financial statements and do not include all disclosures contained in the 2011 Annual Report to Shareholders. The interim consolidated financial statements should be read in conjunction with the Company’s 2011 consolidated financial statements, including the notes thereto, included in the 2011 Annual Report to Shareholders as filed with the Securities and Exchange Commission on Form 10-K. The reader should keep in mind that the results of operations for the interim periods shown in the accompanying consolidated financial statements are not necessarily indicative of results for any future interim periods or the entire fiscal year.

The Company filed an amendment to its Articles of Incorporation to complete a 1-for-10 reverse stock split effective February 10, 2011. The effects of the reverse stock split have been reflected in the financial statements and the footnotes.

Method of accounting and use of estimates – The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. This requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates made by Management involve the calculation of the allowance for loan losses, impaired loans, the fair value of available-for-sale investment securities, deferred tax assets, and the value of other real estate owned and foreclosed assets, and impairment of branches.

The Company utilizes the accrual method of accounting, which recognizes income when earned and expenses when incurred.

In preparing these financial statements, the Company has evaluated events and transactions subsequent to March 31, 2012, for potential recognition or disclosure in the financial statements. In Management’s opinion, all accounting adjustments necessary to accurately reflect the financial position and results of operations on the accompanying financial statements have been made. These adjustments include normal and recurring accruals considered necessary for a fair and accurate presentation.

Reclassifications – Certain reclassifications have been made to the 2011 consolidated financial statements to conform to current quarter presentations. These reclassifications have no effect on previously reported shareholders’ equity, net loss or loss per share.

Stock dividends – Share and per share data in the accompanying consolidated financial statements reflect all previously declared and paid stock dividends. The Company did not declare a stock dividend in the quarter ended March 31, 2012.

Cash dividends – No cash dividends on common stock were declared in the quarter ended March 31, 2012.

On August 17, 2009, a cash dividend of $517,500 was paid to the United States Department of the Treasury pursuant to the Troubled Asset Relief Program Capital Purchase Program for the 41,400 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B, with cumulative dividends at a rate of 5.0% per annum for the first five years and 9.0% per annum thereafter. Payments have not been made since the third quarter of 2009; however, the Company has continued to accrue dividends through the first quarter of 2012. As of March 31, 2012, accrued dividends totaled approximately $5.6 million, of which approximately $5.0 million was accrued through December 31, 2011.

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

In addition, among the corrective actions required under the Consent Order, the Bank must retain qualified management, restrict dividends, reduce adversely-classified loans, maintain an adequate allowance for loan losses, revise the strategic plan and various policies, as well as, maintain elevated capital levels. The Agreement also provides timelines and thresholds from the date of issuance to achieve the aforementioned corrective actions. The Bank has achieved compliance with all the requirements with the exception of the one relating to capital levels.

In order to proactively respond to the current regulatory environment and the Bank’s credit issues, Management initiated measures intended to increase regulatory capital ratios prior to entering into the Agreement. Among the measures taken were the following:

•

Completion of equity issuances sufficient to raise the Company’s regulatory capital ratios to levels in excess of those required by the Agreement except for the 10.0% leverage ratio set by the Agreement.

•

Deleveraging the balance sheet with emphasis on reducing (1) non-performing loans through unfavorable renewal pricings, charge-offs, and foreclosures as appropriate, (2) other real estate owned through sales, (3) higher-cost time deposits and public funds by lowering interest rates offered at renewal.

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

The Bank’s regulatory capital ratios were adversely affected by losses that occurred as a result of credit losses associated with the adverse state of the economy, and depressed real estate valuations on our commercial real estate concentrations. Also, as a result of the Bank’s operating results and financial condition, the Bank recognized an impairment to goodwill and established a valuation allowance against deferred tax assets. The Bank continues to have high loan concentrations in commercial real estate and in construction and development loans. If economic conditions were to worsen for these industry segments, our financial condition could suffer significant deterioration. These circumstances led to Management’s implementation of the measures summarized above.

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

NOTE 3 – STOCK-BASED COMPENSATION

At March 31, 2012, PremierWest Bancorp had one active equity incentive plan – the 2011 Stock Incentive Plan (“2011 Plan”). Upon the recommendation of the Compensation Committee, the Board of Directors adopted the PremierWest Bancorp 2011 Plan effective February 24, 2011, subject to shareholder approval, which was received at the Annual Shareholder Meeting on May 26, 2011. The 2011 Plan authorizes the issuance of up to 500,000 shares of stock, all of which were available for issuance at December 31, 2011. With the adoption of the 2011 Plan, no further grants will be made under the 2002 Plan. At March 31, 2012 there were unexercised grants totaling 74,039 shares, all of which had been made under the 1992 Plan or the 2002 Plan.

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

During the three month period ended March 31, 2012, stock option activity was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Stock options outstanding, 12/31/2011	74,743	$91.75
Issued	—	—
Forfeited	—	—
Expired	(704)	40.86

Stock options outstanding, 3/31/2012	74,039	92.23	3.60	$—

Stock options exercisable, 3/31/2012	55,919	$90.78	2.88	$—

PremierWest Bancorp measures and recognizes as compensation expense the grant date fair market value for all share-based awards. That portion of the grant date fair market value that is ultimately expected to vest is recognized as expense over the requisite service period, typically the vesting period, utilizing the straight-line attribution method. This standard requires companies to estimate the fair market value of stock-based payment awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model to value its stock options. The Black-Scholes model requires the use of assumptions regarding the historical volatility of the Company’s stock price, its expected dividend yield, the risk-free interest rate and the weighted average expected life of the options.

There were no stock options granted or restricted stock grants during the first quarter of 2012. During the three months ended March 31, 2011, there were 750 restricted stock grants issued. There were 500 restricted stock grants forfeited during the three months ended March 31, 2012.

As of March 31, 2012, there were 750 restricted stock grants outstanding, all expected to fully vest between 2016 and 2018.

Accounting for “Share-Based Payment” requires that the cash flows from the tax benefits resulting from tax deductions in excess of the compensation expense recognized for stock options (excess tax benefits) be reported as financing cash flows. There were no excess tax benefits classified as financing cash inflows for the three months ended March 31, 2012, and March 31, 2011, respectively. Stock-based compensation expense recognized under the standard was $29,000 with a related tax benefit of $11,600 for the three months ended March 31, 2012, compared to stock-based compensation expense of $36,000, with a related tax benefit of $14,400, for the three months ended March 31, 2011.

At March 31, 2012, unrecognized stock-based compensation expense was $271,000 and $2,000 for stock options and restricted stock grants, respectively; and will be expensed over a weighted-average period of approximately 1.5 years and 3.2 years respectively.

NOTE 4 – INVESTMENT SECURITIES

Investment securities at March 31, 2012 and December 31, 2011 consisted of the following:

(Dollars in Thousands)
	March 31, 2012
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale:
Collateralized mortgage obligations	$125,521	$1,309	$(342)	$126,488
Mortgage-backed securities	78,538	2,396	—	80,934
U.S. Government and agency securities	11,160	59	—	11,219
Obligations of states and political subdivisions	63,108	2,748	(109)	65,747

Total available-for-sale	$278,327	$6,512	$(451)	$284,388

Investment securities - Other Community Reinvestment Act	$2,000	$—	$—	$2,000

Restricted equity securities	$3,201	$—	$—	$3,201

	December 31, 2011
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale:
Collateralized mortgage obligations	$134,074	$1,036	$(694)	$134,416
Mortgage-backed securities	70,449	1,344	(20)	71,773
U.S. Government and agency securities	39,899	1,194	—	41,093
Obligations of states and political subdivisions	64,423	2,652	(197)	66,878

Total available-for-sale	$308,845	$6,226	$(911)	$314,160

Investment securities - Other Community Reinvestment Act	$2,000	$—	$—	$2,000

Restricted equity securities	$3,255	$—	$—	$3,255

The table below presents the gross unrealized losses and fair value of the Bank’s investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2012 and December 31, 2011. Of these amounts at March 31, 2012, 24 available-for-sale investments comprised the less than 12 months category and two available-for-sale investments comprised the 12 months or more category.

(Dollars in Thousands)
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At March 31, 2012
Available-for-sale:
Collateralized mortgage obligations	$50,647	$(338)	$2,289	$(4)	$52,936	$(342)
Mortgate-backed securities	2,680	—	—	—	2,680	—
Obligations of states and political subdivisions	13,348	(109)	—	—	13,348	(109)

Total	$66,675	$(447)	$2,289	$(4)	$68,964	$(451)

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At December 31, 2011
Available-for-sale:
Collateralized mortgage obligations	$76,461	$(688)	$1,728	$(6)	$78,189	$(694)
Mortgage-backed securities	7,318	(20)	—	—	7,318	(20)
U.S. Government and agency securities	15,747	(197)	—	—	15,747	(197)

Total	$99,526	$(905)	$1,728	$(6)	$101,254	$(911)

Substantially all unrealized losses reflected above were the result of changes in interest rates subsequent to the purchase of the securities. The investments with unrealized losses are not considered other-than-temporarily impaired because the decline in fair value is primarily attributable to the changes in interest rates rather than credit quality. The Bank does not intend to sell the securities in this class and it is not likely that the Bank will be required to sell these securities before recovery of their amortized cost bases, which may include holding each security until maturity.

The amortized cost and estimated fair value of investment securities at March 31, 2012, by maturity are shown below. The amortized cost and fair value of collateralized mortgage obligations and mortgage-backed securities are presented by expected average life, rather than contractual maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay underlying loans without prepayment penalties.

(Dollars in Thousands)
	Available-for-sale
	Amortized Cost	Estimated Fair Value
Due in one year or less	$14,258	$14,264
Due after one year through five years	195,038	198,380
Due after five years through ten years	52,505	54,313
Due after ten years	16,526	17,431

Total investment securities	$278,327	$284,388

At March 31, 2012, investment securities with an estimated fair value of $168.0 million were pledged to secure public deposits, certain nonpublic deposits and borrowings.

The following table presents the cash proceeds from the sales of securities and their associated gross realized gains and gross realized losses that are in earnings for the three months ended March 31, 2012 and 2011:

(Dollars in Thousands)
	For the Three Months Ended
	March 31, 2012	March 31, 2011
Gross realized gain on sale of securities	$2,168	$407
Gross realized loss on sale of securities	—	(58)

Net realized gain on sale of securities	$2,168	$349

Proceeds from sale of securities	$49,015	$39,823

As required of all members of the Federal Home Loan Bank (“FHLB”) system, the Company maintains an investment in the capital stock of the FHLB in an amount equal to the greater of $500 or 0.5% of home mortgage loans and pass-through securities plus 5.0% of the outstanding balance of mortgage home loans sold to FHLB under the Mortgage Purchase Program. The FHLB system, the largest government sponsored entity in the United States, is made up of 12 regional banks, including the FHLB of Seattle and the FHLB of San Francisco. Participating banks record the value of FHLB stock equal to its par value at $100 per share. At March 31, 2012, the Company held approximately $2.7 million in FHLB stock. The Company is required to hold FHLB’s stock in order to receive advances and views this investment as long-term. Thus, when evaluating it for impairment, the value is determined based on the recovery of the par value through redemption by the FHLB or from the sale to another member, rather than by recognizing temporary declines in value. The FHLB of Seattle disclosed that it reported net income for the three month period ended March 31, 2012. On October 25, 2010, the FHLB of Seattle entered into a Stipulation and Consent to the Issuance of a Consent Order with the Federal Housing Finance Agency (“Finance Agency”). The Finance Agency continues to deem the FHLB of Seattle “undercapitalized” under the Finance Agency’s Prompt Corrective Action rule. The Company has concluded that its investment in FHLB is not impaired as of March 31, 2012, and believes that it will ultimately recover the par value of its investment in this stock.

NOTE 5 – LOANS

Loans as of March 31, 2012 and December 31, 2011, consisted of the following:

(Dollars in Thousands)	March 31, 2012	December 31, 2011
Construction, Land Dev & Other Land	$57,763	$81,241
Commercial & Industrial	122,023	124,422
Commercial Real Estate Loans	433,942	449,347
Secured Multifamily Residential	22,532	21,792
Other Commercial Loans Secured by RE	45,674	47,912
Loans to Individuals, Family & Personal Expense	9,325	9,784
Consumer/Finance	36,077	35,522
Other Loans	16,090	27,594
Overdrafts	234	264

Gross loans	743,660	797,878
Less: allowance for loan losses	(20,324)	(22,683)
Less: deferred fees and restructured loan concessions	(401)	(462)

Loans, net	$722,935	$774,733

NOTE 6 – ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY

The allowance for loan losses represents the Company’s estimate as to the probable credit losses inherent in its loan portfolio. The allowance for loan losses is increased through periodic charges to earnings through provision for loan losses and represents the aggregate amount, net of loans charged-off and recoveries on previously charged-off loans, that is needed to establish an appropriate reserve for credit losses. The allowance is estimated based on a variety of factors and using a methodology as described below:

•

The Company classifies loans into relatively homogeneous pools by loan type in accordance with regulatory guidelines for regulatory reporting purposes. The Company regularly reviews all loans within each loan category to establish risk ratings for them that include Pass, Watch, Special Mention, Substandard, Doubtful and Loss. Pursuant to “Accounting by Creditors for Impairment of a Loan”, the impaired portion of collateral dependent loans is charged-off. Other risk-related loans not considered impaired have loss factors applied to the various loan pool balances to establish loss potential for provisioning purposes.

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

•

Additionally, impaired loans are evaluated for loss potential on an individual basis in accordance with “Accounting by Creditors for Impairment of a Loan,” and specific reserves are established based on thorough analysis of collateral values where loss potential exists. When an impaired loan is collateral dependent and a deficiency exists in the fair value of real estate collateralizing the loan in comparison to the associated loan balance, the deficiency is charged-off at that time. Impaired loans are reviewed no less frequently than quarterly.

•

In the event that a current appraisal to support the fair value of the real estate collateral underlying an impaired loan has not yet been received, but the Company believes that the collateral value is insufficient to support the loan amount, an impairment reserve is recorded. In these instances, the receipt of a current appraisal triggers an updated review of the collateral support for the loan and any deficiency is charged-off or reserved at that time. In those instances where a current appraisal is not available in a timely manner in relation to a financial reporting cut-off date, the Company discounts the most recent third-party appraisal depending on a number of factors including, but not limited to, property location, local price volatility, local economic conditions, and recent comparable sales. In all cases, the costs to sell the subject property are deducted in arriving at the fair value of the collateral. Any unpaid property taxes or similar expenses are expensed at the time the property is acquired by the Company.

Transactions in the allowance for loan losses for the three months ended March 31, 2012 and 2011, were as follows:

Allowance for Credit Losses and Recorded Investment in Financing Receivables
	Construction, Land Dev	Comm & Industrial	Comm Real Estate	Comm Real Estate Multi	Comm Real Estate - Other	Loans to Individuals	Consumer Finance	Other Loans, Concessions, and Overdrafts	Total
For the three months ended March 31, 2012 Allowance for credit losses:
Beginning balance	$1,416	$4,448	$11,511	$185	$1,796	$380	$2,683	$264	$22,683
Charge-offs and concessions	(3,945)	(353)	(963)	—	(274)	(268)	(493)	(24)	(6,320)
Recoveries	21	88	121	—	5	20	193	13	461
Provision	6,481	224	(3,507)	48	(232)	315	213	(42)	3,500

Ending balance	$3,973	$4,407	$7,162	$233	$1,295	$447	$2,596	$211	$20,324

Ending balance: individually evaluated for impairment	$223	$78	$694	$50	$—	$—	$—	$44	$1,089

Ending balance: collectively evaluated for impairment	$3,750	$4,329	$6,468	$183	$1,295	$447	$2,596	$167	$19,235

Loans:
Ending balance	$57,763	$122,023	$433,942	$22,532	$45,674	$9,325	$36,077	$16,324	$743,660

Ending balance: individually evaluated for impairment	$16,462	$4,481	$27,052	$232	$4,297	$273	$341	$2,742	$55,880

Ending balance: collectively evaluated for impairment	$41,301	$117,542	$406,890	$22,300	$41,377	$9,052	$35,736	$13,582	$687,780

Allowance for Credit Losses and Recorded Investment in Financing Receivables
	Construction, Land Dev	Comm & Industrial	Comm Real Estate	Comm Real Estate Multi	Comm Real Estate - Other	Loans to Individuals	Consumer Finance	Other Loans, Concessions, and Overdrafts	Total
For the three months ended March 31, 2011 Allowance for credit losses:
Beginning balance	$7,335	$9,831	$10,146	$122	$4,498	$946	$2,401	$303	$35,582
Charge-offs	(5,883)	(1,052)	(3,669)	—	(1,659)	—	(265)	(22)	(12,550)
Recoveries	79	3,365	456	—	39	—	84	11	4,034
Provision	1,845	(5,067)	8,146	17	1,463	(140)	122	(86)	6,300

Ending balance	$3,376	$7,077	$15,079	$139	$4,341	$806	$2,342	$206	$33,366

Ending balance: individually evaluated for impairment	$367	$118	$3,845	$—	$2,884	$4	$—	$—	$7,218

Ending balance: collectively evaluated for impairment	$3,009	$6,959	$11,234	$139	$1,457	$802	$2,342	$206	$26,148

Loans:
Ending balance	$114,579	$145,907	$511,499	$23,156	$55,518	$12,240	$36,244	$23,668	$922,811

Ending balance: individually evaluated for impairment	$24,207	$2,026	$72,287	$—	$8,673	$23	$91	$2,537	$109,844

Ending balance: collectively evaluated for impairment	$90,372	$143,881	$439,212	$23,156	$46,845	$12,217	$36,153	$21,131	$812,967

The following tables summarize the Company’s loans past due, both accruing and non-accruing, by type as of March 31, 2012 and December 31, 2011:

(Dollars in Thousands)
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days Past Due and Accruing
March 31, 2012:
Construction, Land Dev & Other Land	$—	$4,313	$8,693	$13,006	$44,757	$57,763	$—
Commercial & Industrial	—	—	220	220	121,803	122,023	—
Commercial Real Estate Loans	1,123	4,270	10,455	15,848	418,094	433,942	—
Secured Multifamily Residential	—	232	—	232	22,300	22,532	—
Other Commercial Loans Secured by RE	586	407	3,197	4,190	41,484	45,674	183
Loans to Individuals, Family & Personal Expense	16	—	261	277	9,048	9,325	—
Consumer/Finance	839	157	341	1,337	34,740	36,077	341
Other Loans and Overdrafts	—	—	2,742	2,742	13,582	16,324	—

Total	$2,564	$9,379	$25,909	$37,852	$705,808	$743,660	$524

December 31, 2011:
Construction, Land Dev & Other Land	$2,296	$81	$19,532	$21,909	$59,332	$81,241	$62
Commercial & Industrial	128	—	2,778	2,906	121,516	124,422	—
Commercial Real Estate Loans	967	—	14,845	15,812	433,535	449,347	—
Secured Multifamily Residential	242	—	—	242	21,550	21,792	—
Other Commercial Loans Secured by RE	302	230	1,019	1,551	46,361	47,912	—
Loans to Individuals, Family & Personal Expense	108	—	618	726	9,058	9,784	1
Consumer/Finance	1,005	275	81	1,361	34,161	35,522	81
Other Loans and Overdrafts	250	1,228	1,697	3,175	24,683	27,858	—

Total	$5,298	$1,814	$40,570	$47,682	$750,196	$797,878	$144

Impaired loans by type as of March 31, 2012, and interest income recognized for the three months ended March 31, 2012, were as follows:

(Dollars in Thousands)	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized

March 31, 2012
With no Related Allowance:
Construction, Land Dev & Other Land	$30,813	$15,248	$—	$15,125	$—
Commercial & Industrial	3,209	3,209	—	1,841	—
Commercial Real Estate Loans	35,292	22,950	—	23,632	—
Other Commercial Loans Secured by RE	5,498	4,297	—	3,775	2
Loans to Individuals, Family & Personal Expense	812	273	—	514	—
Consumer/Finance	341	341	—	62	8
Other Loans	2,693	2,501	—	2,945	—

Total	$78,658	$48,819	$—	$47,894	$10
With a Related Allowance:
Construction, Land Dev & Other Land	$1,214	$1,214	$223	$414	$—
Commercial & Industrial	1,272	1,272	78	1,105	—
Commercial Real Estate Loans	4,316	4,102	694	7,979	—
Secured Multifamily Residential	232	232	50	239	—
Other Loans	241	241	44	82	—

Total	$7,275	$7,061	$1,089	$9,819	$—
Total Impaired Loans:
Construction, Land Dev & Other Land	$32,027	$16,462	$223	$15,539	$—
Commercial & Industrial	4,481	4,481	78	2,946	—
Commercial Real Estate Loans	39,608	27,052	694	31,611	—
Secured Multifamily Residential	232	232	50	239	—
Other Commercial Loans Secured by RE	5,498	4,297	—	3,775	2
Loans to Individuals, Family & Personal Expense	812	273	—	514	—
Consumer/Finance	341	341	—	62	8
Other Loans	2,934	2,742	44	3,027	—

Total Impaired Loans	$85,933	$55,880	$1,089	$57,713	$10

Included in the table above are $341,000 of Consumer loans and $183,000 of Other Commercial Loans Secured by RE that are 90 days past due and still accruing interest. These loans are charged-off according to policy after 120 days. The remaining loans are on non-accrual status at March 31, 2012.

Impaired loans by type as of December 31, 2011 and interest income recognized for the twelve months ended December 31, 2011, were as follows:

(Dollars in Thousands)	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized

December 31, 2011
With no Related Allowance:
Construction, Land Dev & Other Land	$55,821	$35,952	$—	$40,510	$5
Commercial & Industrial	4,668	3,545	—	1,766	—
Commercial Real Estate Loans	27,377	18,031	—	30,981	—
Secured Multifamily Residential	—	—	—	98	—
Other Commercial Loans Secured by RE	4,661	3,536	—	3,566	—
Loans to Individuals, Family & Personal Expense	1,483	633	—	189	—
Consumer/Finance	81	81	—	140	15
Other Loans	3,367	3,175	—	2,535	—

Total	$97,458	$64,953	$—	$79,785	$20
With a Related Allowance:
Construction, Land Dev & Other Land	$—	$—	$—	$3,760	$—
Commercial & Industrial	1,662	1,662	202	994	—
Commercial Real Estate Loans	15,131	9,626	1,885	9,012	—
Other Commercial Loans Secured by RE	—	—	—	1,990	—
Loans to Individuals, Family & Personal Expense	—	—	—	64	—

Total	$16,793	$11,288	$2,087	$15,820	$—
Total Impaired Loans:
Construction, Land Dev & Other Land	$55,821	$35,952	$—	$44,270	$5
Commercial & Industrial	6,330	5,207	202	2,760	—
Commercial Real Estate Loans	42,508	27,657	1,885	39,993	—
Secured Multifamily Residential	—	—	—	98	—
Other Commercial Loans Secured by RE	4,661	3,536	—	5,556	—
Loans to Individuals, Family & Personal Expense	1,483	633	—	253	—
Consumer/Finance	81	81	—	140	15
Other Loans	3,367	3,175	—	2,535	—

Total Impaired Loans	$114,251	$76,241	$2,087	$95,605	$20

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

Loans by type, including a breakdown of classified loans, as of March 31, 2012, and December 31, 2011, were as follows:

(Dollars in Thousands)
Credit quality indicators as of March 31, 2012 and December 31, 2011 were as follows:

March 31, 2012	Construction, Land Dev	Comm & Industrial	Comm Real Estate	Comm Real Estate Multi	Comm Real Estate - Other	Loans to Individuals	Other Loans and Overdraft	Total
Pass	$23,928	$75,231	$266,197	$9,998	$36,887	$9,027	$12,607	$433,875
Watch	437	7,202	52,601	5,699	292	—	696	66,927
Special Mention	11,517	4,433	43,036	6,603	1,512	—	18	67,119
Substandard	21,881	35,157	72,108	232	6,983	298	3,003	139,662

Total	$57,763	$122,023	$433,942	$22,532	$45,674	$9,325	$16,324	707,583

Total Consumer Credit								36,077

Total loans								$743,660

Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity

	Consumer
Performing	$35,736
Nonperforming	341

Total	$36,077

December 31, 2011	Construction, Land Dev	Comm & Industrial	Comm Real Estate	Comm Real Estate Multi	Comm Real Estate - Other	Loans to Individuals	Other Loans and Overdraft	Total
Pass	$23,558	$73,312	$273,068	$9,246	$37,145	$9,063	$22,822	$448,214
Watch	303	7,832	55,246	5,740	490	—	725	70,336
Special Mention	17,232	6,098	51,243	6,564	2,926	—	—	84,063
Substandard	40,148	37,180	69,790	242	7,351	721	4,311	159,743

Total	$81,241	$124,422	$449,347	$21,792	$47,912	$9,784	$27,858	762,356

Total Consumer Credit								35,522

Total loans								$797,878

Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity

	Consumer
Performing	$35,441
Nonperforming	81

Total	$35,522

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

Substandard – The loan is inadequately protected by the current worth and/or paying capacity of the obligor or of the collateral pledged, if any. There are well-defined weaknesses that jeopardize the repayment of the debt. Although loss may not be imminent, if the weaknesses are not corrected, there is a good possibility that the Company will sustain a loss. Loss potential, while existing in the aggregate amount of Substandard assets, does not have to exist in individual assets classified Substandard.

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

Loss – Loans classified as loss, are considered uncollectible and of such little value that the continuance as an active Company asset is not warranted. This rating does not mean that the loan has no recovery or salvage value, but rather that the loan should be charged off now, even those partial or full recovery may be possible in the future.

Finance Company loans are not risk rated; however, loans greater than 90 days past due are reported as non-performing loans. These loans are charged off when they are 120 days past due; however, if these loans are secured by real estate, the Company may choose to write these loans down to the fair value of the collateral.

Troubled Debt Restructurings (“TDR”) – At March 31, 2012 and December 31, 2011, loans of $33.1 million and $51.7 million, respectively, were classified as accruing restructured loans. The restructurings were granted in response to borrower financial difficulty, and provide for a modification of loan repayment terms. As of March 31, 2012 and December 31, 2011, no available commitments were outstanding on troubled debt restructurings.

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

All TDR’s on accrual and nonaccrual status are evaluated for loss potential on an individual basis in accordance with Company policy for impaired loans. The loans determined to be collateral dependent are carried at fair value based on current appraisals. Given our ALLL methodology, TDR modifications and defaults have no additional effect on the reserve.

The following tables summarize the Company’s troubled debt restructured loans by type, geographic region, and maturities as of March 31, 2012:

(Dollars in Thousands)
	March 31, 2012
	Restructured loans
	Southern Oregon	Mid Oregon	Northern California	Sacramento Valley	Totals	Number of Loans
Construction, Land Dev & Other Land	$412	$5,978	$—	$5,211	$11,601	15
Commercial & Industrial	3,570	199	414	218	4,401	8
Commercial Real Estate Loans	13,924	196	525	—	14,645	8
Other Commercial Loans Secured by RE	209	—	207	2,020	2,436	5

Total restructured loans	$18,115	$6,373	$1,146	$7,449	$33,083	36

(Dollars in Thousands)
Year	Amount
2012	$18,189
2013	7,875
2014	2,487
2015	—
2016	882
Thereafter	3,650

Total	$33,083

The following table presents troubled debt restructurings by accrual or nonaccrual status as of March 31, 2012 and December 31, 2011:

(Dollars in Thousands)
	March 31, 2012
	Restructured loans
	Accrual Status	Non-accrual Status	Total Modifications
Construction, Land Dev & Other Land	$1,786	$9,815	$11,601
Commercial & Industrial	838	3,563	4,401
Commercial Real Estate Loans	1,301	13,344	14,645
Other Commercial Loans Secured by RE	210	2,226	2,436

Total restructured loans	$4,135	$28,948	$33,083

	December 31, 2011
	Restructured loans
	Accrual Status	Non-accrual Status	Total Modifications
Construction, Land Dev & Other Land	$1,452	$28,361	$29,813
Commercial & Industrial	1,289	3,740	5,029
Commercial Real Estate Loans	1,118	13,258	14,376
Other Commercial Loans Secured by RE	211	2,239	2,450

Total restructured loans	$4,070	$47,598	$51,668

As of March 31, 2012, no borrowers with loans designated as TDR’s met the criteria for placement back on accrual status. This criteria is a minimum of six months of continuous satisfactory (less than 30 days past-due) payment performance under existing or modified terms, and this payment performance is expected to continue as documented by analysis based on current financial statements and/or tax returns.

The following tables present newly restructured loans by type of modification that occurred during the three months ended March 31, 2012 and 2011, respectively. No modification terms included principal forgiveness in the newly restructured loans that occurred during these periods:

(Dollars in Thousands)
	Three Months Ended March 31, 2012
	Interest Only	Term	Combination	Total Modifications
Construction, Land Dev & Other Land	$—	$1,798	$361	$2,159
Commercial & Industrial	—	—	858	858
Commercial Real Estate Loans	—	196	928	1,124
Other Commercial Loans Secured by RE	—	—	—	—

Total restructured loans	$—	$1,994	$2,147	$4,141

	Three Months Ended March 31, 2011
	Interest Only	Term	Combination	Total Modifications
Construction, Land Dev & Other Land	$—	$—	$—	$—
Commercial & Industrial	—	—	—	—
Commercial Real Estate Loans	—	—	—	—
Other Commercial Loans Secured by RE	131	—	131	262

Total restructured loans	$131	$—	$131	$262

The following table represents financing receivables modified within the last 12 months as TDR’s and had a payment default during the three months ended March 31, 2012 and 2011, respectively:

(Dollars in Thousands)
	Three Months Ended
	March 31, 2012	March 31, 2011
Construction, Land Dev & Other Land	$3,410	$—
Commercial & Industrial	—	—
Commercial Real Estate Loans	—	—
Other Commercial Loans Secured by RE	2,020	—

Total restructured loans	$5,430	$—

NOTE 7 – FEDERAL HOME LOAN BANK BORROWINGS AND OTHER BORROWINGS

The Bank had no long-term borrowings outstanding with the FHLB at March 31, 2012. The Bank also participates in the Cash Management Advance (“CMA”) program with the FHLB. CMA borrowings are short-term borrowings that mature within one day and accrue interest at the variable rate as published by the FHLB. As of March 31, 2012 and December 31, 2011, the Bank had no outstanding CMA borrowings. When borrowings with the FHLB occur, they are collateralized as provided for under the Advances, Security and Deposit Agreement between the Bank and the FHLB and include the Bank’s FHLB stock and any funds or investment securities held by the FHLB that are not otherwise pledged for the benefit of others. At March 31, 2012, the Bank maintained a line of credit with the FHLB of Seattle for $51.8 million and was in compliance with its related collateral requirements.

The Bank also had $15.0 million available for additional borrowing from a correspondent bank; and $8.5 million available for borrowing from the Federal Reserve discount window.

During the first quarter of 2011, the Company began a program to sell securities under agreements to repurchase. At March 31, 2012, the Bank had $4.9 million securities sold under agreements to repurchase with a maximum balance at any month-end during the quarter of $4.9 million and a weighted average quarterly balance of $4.6 million, and an interest rate of 0.30% during the quarter. At December 31, 2011, the Bank had $4.2 million securities sold under agreements to repurchase with a maximum balance at any month end during the year of $6.9 million, a weighted average yearly balance of $3.8 million, and an interest range of 0.30% to 0.50% during the year.

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

Following are the terms of the junior subordinated debentures as of March 31, 2012.

(Dollars in Thousands)
Trust Name	Issue Date	Issued Amount	Rate	Maturity Date	Redemption Date
PremierWest Statutory	December			December	December
Trust I	2004	$7,732,000	LIBOR + 1.75% (1)	2034	2009

PremierWest Statutory	December			March	March
Trust II	2004	7,732,000	LIBOR + 1.79% (2)	2035	2010

Stockmans Financial	August	15,464,000	LIBOR + 1.42% (3)	September	September
Trust I	2005			2035	2010

		$30,928,000

(1)

PremierWest Statutory Trust I was bearing interest at the fixed rate of 5.65% until mid-December 2009, at which time it changed to a variable rate of 3-month LIBOR (0.474% at March 15, 2012) plus 1.75% or 2.224%, adjusted quarterly, through the final maturity date in December 2034.

(2)

PremierWest Statutory Trust II was bearing interest at the fixed rate of 5.65% until March 2010, at which time it changed to the variable rate of 3-month LIBOR (0.474% at March 15, 2012) plus 1.79% or 2.264%, adjusted quarterly, through the final maturity date in March 2035.

(3)

Stockmans Financial Trust I was bearing interest at the fixed rate of 5.93% until September 2010, at which time it changed to the variable rate of 3-month LIBOR (0.474% at March 15, 2012) plus 1.42% or 1.894%, adjusted quarterly, through the final maturity date in September 2035.

The Oregon Department of Consumer and Business Services, which supervises banks and bank holding companies through its Division of Finance and Corporate Securities, and the Federal Reserve have policies that encourage banks and bank holding companies to pay dividends from current earnings, and have the general authority to limit the dividends paid by banks and bank holding companies, respectively. The Company does not expect to be in a position to pay interest payments on trust preferred securities without regulatory approval or until the Bank is considered “well-capitalized” and has satisfied conditions in its regulatory agreement (see Note 2). The Company is permitted to defer such interest payments for up to 20 consecutive quarters, but during a deferral period it is prohibited from making dividend payments on its capital stock. The amount of accrued and unpaid interest was approximately $2.4 million as of March 31, 2012. At March 31, 2012, the Company had deferred payment of interest for ten consecutive quarters.

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

While payments have not been made since the third quarter of 2009, or the last ten quarters, the Company has continued to accrue dividends through the first quarter of 2012. As of March 31, 2012, accrued and unpaid dividends totaled approximately $5.6 million.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve various levels and elements of credit and interest rate risk in excess of the amount recognized in the accompanying consolidated financial statements. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. As of March 31, 2012, the Company had a total of $76.9 million of unfunded loan commitments consisting of $73.2 million of commitments to extend credit to customers and $3.4 million of standby letters related to extensions of credit. The Company also had approximately $262,000 of other unsecured lines of credit related to overdraft protection for demand deposit accounts.

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

The Bank also maintains a reserve against these off-balance sheet financial instruments. The amount of the reserve was $98,000 at March 31, 2012 which was unchanged from December 31, 2011.

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

The following summarizes the weighted average shares outstanding for computation of basic and diluted shares for the three months ended March 31, 2012 and 2011.

Three months ended March 31:	2012	2011
Weighted average number of common shares:
Average shares outstanding-basic	10,034,741	10,034,847
Average shares outstanding-diluted	10,034,741	10,034,847

As of March 31, 2012, and 2011, stock options of 74,039 and 80,707, respectively, were not included in the computation of diluted earnings per share, as well as the U.S. Treasury Warrant to purchase 109,039 shares of common stock, as their inclusion would have been anti-dilutive.

NOTE 12 – INCOME TAXES

At March 31, 2012, December 31, 2011, and March 31, 2011, the Company’s deferred tax assets were fully offset by a valuation allowance. Under generally accepted accounting principles, a valuation analysis is required to be established if it is “more likely than not” that the deferred tax asset will not be realized. The determination of realizing deferred tax assets is highly subjective and dependent upon judgment concerning Management’s evaluation of both positive and negative evidence, including forecasts of future income, applicable tax planning strategies and assessments of current and future economic and business conditions. Positive evidence includes the ability to implement tax planning strategies to accelerate taxable income recognition and the probability that taxable income will be generated in future periods. Negative evidence includes the Company’s cumulative loss in the prior three year period and the current general business and economic environment.

NOTE 13 – FAIR VALUE MEASUREMENTS

The Company bases fair value on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the Company establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.

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

The Company used the following methods and significant assumptions to estimate fair value for its assets measured and carried at fair value on a recurring basis in the financial statements:

Investment securities available-for-sale – Securities classified as available-for-sale are reported at fair value utilizing Level 1 and 2 inputs. However, as practically expedient, all securities are reported as utilizing Level 2 inputs. Fair values for investment securities are based on quoted market prices or the market values for comparable securities. The Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. Available-for-sale securities are the only balance sheet category the Company accounts for at fair value on a recurring basis.

The following table presents information about these securities and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

(Dollars in Thousands)
	Fair Value Measurements At March 31, 2012, Using
Description	Fair Value 3/31/2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
Collateralized mortgage obligations	$126,488	$—	$126,488	$—
Mortgage-backed securities	80,934	—	80,934	—
U.S. Government and agency securities	11,219	—	11,219	—
Obligations of states and political subdivisions	65,747	—	65,747	—

Total assets measured at fair value	$284,388	$—	$284,388	$—

	Fair Value Measurements At December 31, 2011, Using
Description	Fair Value 12/31/2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
Collateralized mortgage obligations	$134,416	$—	$134,416	$—
Mortgage-backed securities	71,773	—	71,773	—
U.S. Government and agency securities	41,093	—	41,093	—
Obligations of states and political subdivisions	66,878	—	66,878	—

Total assets measured at fair value	$314,160	$—	$314,160	$—

Impaired Loans – A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due (both interest and principal) according to the contractual terms of the loan agreement. Non-performing loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value less selling costs (“net realizable value”). As a practical expedient, fair value may be measured based on a loan’s observable market price or the underlying collateral securing the loan. Collateral may be real estate or business assets including equipment. The value of collateral is generally determined based on independent appraisals.

Other Real Estate and Foreclosed Assets – Other real estate and foreclosed assets (“OREO”) acquired through foreclosure or deeds in lieu of foreclosure are carried at fair value, less costs to sell, or estimated net realizable value utilizing current property appraisal valuations. When property is acquired, any excess of the loan balance over the estimated net realizable value is charged to the allowance for loan losses. Holding costs, subsequent write-downs to net realizable value, if any, or any disposition gains or losses are included in non-interest expense. The Bank had $35.4 million and $22.8 million in OREO at March 31, 2012, and December 31, 2011, respectively.

The following table presents the fair value measurement for non-earning assets as of March 31, 2012, and December 31, 2011, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value on a non-recurring basis:

(Dollars in Thousands)
	Fair Value Measurements As of March 31, 2012, Using
Description	Fair Value 3/31/2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total period losses included in earnings
Other real estate owned and foreclosed assets	$35,434	$—	$—	$35,434	$(2,512)
Loans measured for impairment, net of specific reserves	21,245	—	—	21,245	—

Total impaired assets measured at fair value	$56,679	$—	$—	$56,679	$(2,512)

	Fair Value Measurements As of December 31, 2011, Using
Description	Fair Value 12/31/2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total period losses included in earnings
Other real estate owned and foreclosed assets	$22,829	$—	$—	$22,829	$(8,950)
Loans measured for impairment, net of specific reserves	36,525	—	—	36,525	(19,677)

Total impaired assets measured at fair value	$59,354	$—	$—	$59,354	$(28,627)

As of March 31, 2012, and December 31, 2011, all non-performing loans were considered impaired and were measured for impairment. The table below shows the detail of the various categories of impaired loans:

(Dollars in Thousands)	As of March 31, 2012	As of December 31, 2011
	Carrying Value	Carrying Value
Impaired loans with charge-offs loan-to-date (1)	$15,273	$27,324
Impaired loans with specific reserves	3,411	7,600
Impaired loans with both specific reserves and charge-offs loan-to-date (1)	3,650	3,688

Subtotal impaired loans with specific reserves and/or charge-offs loan-to-date	22,334	38,612
Specific reserves associated with impaired loans	(1,089)	(2,087)

Total loans measured for impairment, net of specific reserves	$21,245	$36,525

Impaired loans without charge-offs or specific reserves	$33,546	$37,629
Loans with specific reserves and/or charge-offs loan-to-date	22,334	38,612

Total impaired loans	$55,880	$76,241

(1)	Total charge-offs incurred from inception of the loans

The following methods and assumptions were used by the Bank in estimating fair values of assets and liabilities:

Cash and cash equivalents – The carrying amounts of cash and short-term instruments approximate their fair value. Therefore, the company believes the measurement of fair value of cash and cash equivalents is derived from Level 1 inputs.

Interest-bearing deposits with the Federal Home Loan Bank of Seattle (“FHLB”) and restricted equity securities – The carrying amount approximates the estimated fair value and expected redemption values, and the Company uses these inputs to determine fair value. The Company has determined this is a Level 2 input.

Mortgage loans held-for-sale – Mortgage loans held-for-sale are reported at the lower of cost or market value. Cost generally approximates market value, given the short duration of these assets. Gains or losses on the sale of loans held-for-sale are recognized at the time of the sale and determined by the difference between net sale proceeds and the net book value of the loans less the estimated fair value of any retained mortgage servicing rights. The Company uses these inputs to determine fair value. Therefore, the Company has determined this is a Level 2 input.

Loans – Fair values for variable-rate commercial loans, certain mortgage loans (for example, commercial and one-to-four family residential), and other consumer loans are based on carrying values. For fixed rate loans, projected cash flows are discounted back to their present value based on spreads derived from the current relationship between industry observed benchmark rates and corresponding market indexes. Each pool of loans is then discounted to the Swap/LIBOR curve plus/minus this spread. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values based on current market appraisals, less costs to sell, where applicable. The ALLL is considered to be a reasonable estimate of loan discount for credit quality concerns. Using these inputs, the Company has determined this is a Level 3 input.

Deposit liabilities – The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The carrying amounts of variable-rate money market accounts, savings accounts and interest checking accounts approximate their fair values at the reporting date. Fair values for fixed-rate CDs are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits. The Company utilized a third-party provider to calculate fair value using these inputs, and has therefore determined this is a Level 2 input.

Short-term borrowings and securities sold under agreements to repurchase – The carrying amounts of federal funds purchased, securities sold under agreements to repurchase, and other short-term borrowings maturing within 90 days approximate their fair values. Fair values of other short-term borrowings are estimated using discounted cash flow analyses based on the Bank’s current incremental borrowing rate for similar types of borrowing arrangements. Using these inputs, the Company has determined this is a Level 2 input.

Long-term debt – The fair values of the Bank’s long-term debt is estimated using discounted cash flow analyses based on the Bank’s current incremental borrowing rate for similar types of borrowing arrangements. The Company has determined this is a Level 2 input.

Off-balance sheet financial instruments – The Bank’s off-balance sheet financial instruments include unfunded commitments to extend credit and standby letters of credit. The fair value of these instruments is not considered practicable to estimate because of the lack of quoted market prices and the inability to estimate fair value without incurring excessive costs. Given the uncertainty of a commitment being drawn upon, it is not reasonable to estimate the fair value of these commitments; therefore, the Company has not made any disclosure on the fair value of off-balance sheet financial instruments.

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

The estimated fair values of the Company’s significant on-balance sheet financial instruments at March 31, 2012, and December 31, 2011, were as follows:

(Dollars in Thousands)	As of March 31, 2012		As of December 31, 2011
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$102,180	$102,180	$71,349	$71,349
Interest-bearing certificates of deposit (original maturities greater than 90 days)	$1,500	$1,500	$1,500	$1,500
Investment securities available-for-sale	$284,388	$284,388	$314,160	$314,160
Investment securities - CRA	$2,000	$2,000	$2,000	$2,000
Restricted equity investments	$3,201	$3,201	$3,255	$3,255
Loans held-for-sale	$400	$400	$810	$810
Loans	$743,660	$746,333	$797,878	$799,218
Accrued interest receivable	$4,441	$4,441	$4,567	$4,567
Financial liabilities:
Deposits	$1,083,033	$1,088,171	$1,127,749	$1,133,695
Securities sold under agreements to repurchase	$4,933	$4,933	$4,241	$4,241
Junior subordinated debentures	$30,928	$11,051	$30,928	$12,999
Accrued interest payable	$2,653	$2,653	$2,536	$2,536

NOTE 14 – RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2011, the FASB issued Accounting Standards Update ASU No. 2011-12 “Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” This Standard defers only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments. This standard is effective for public companies for fiscal years, and interim period within those years, beginning after December 15, 2011. The adoption of ASU No. 2011-12 is not expected to have a material impact on the consolidated financial statements.

In September 2011, the FASB issued Accounting Standards Update ASU No. 2011-08 “Intangibles – Goodwill and Other (Topic 350): Testing for Goodwill Impairment.” This Standard is intended to simplify how entities test goodwill for impairment. The amendments in the Update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. This standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of ASU No. 2011-08 is not expected to have a material impact on the consolidated financial statements.

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

In May 2011, the FASB issued Accounting Standards Update ASU No. 2011-04 “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This Standard is intended to permit the use of a premium or discount to an instrument’s market value when such a step is a standard practice. In some instances, the amendments permit instruments to be valued based on a business’s net risk to the market or a trading partner. The amendments are to be applied prospectively, and will be effective for public companies for fiscal years and quarters that start after December 15, 2011. The adoption of ASU No. 2011-04 did not have a material impact on the consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the audited consolidated financial statements and related notes to those statements of PremierWest Bancorp (“Bancorp” or the “Company”) that appear under the heading “Financial Statements and Supplementary Data” in Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 10-K”), as well as the unaudited consolidated financial statements for the current quarter found under Item 1 above.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

Statements in this Quarterly Report of PremierWest Bancorp (“Bancorp” or the “Company”) regarding future events or performance are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) and are made pursuant to the safe harbors of the PSLRA. The Company’s actual results could be quite different from those expressed or implied by the forward-looking statements. Words such as “could,” “may,” “should,” “plan,” “believes,” “anticipates,” “estimates,” “predicts,” “expects,” “projects,” “potential,” “likely,” or “continue,” or words of similar import, often help identify “forward-looking statements,” which include any statements that expressly or implicitly predict future events, results, or performance. Factors that could cause events, results or performance to differ from those expressed or implied by our forward-looking statements include, among others, risks discussed in Item 1A, “Risk Factors” of the 2011 10-K, risks discussed elsewhere in the text of this report and in our filings with the SEC, as well as the following specific factors:

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

First Quarter 2012 Financial Overview

During first quarter 2012, we recorded:

•

Net loss applicable to common shareholders of $4.8 million, after $3.5 million in loan loss provision, net OREO and foreclosed asset expenses of $2.4 million, gains on sale of securities of $2.2 million and one-time costs of $829,000 associated with the branch consolidation initiative announced during the quarter. This compares to a net loss applicable to common shareholders of $4.1 million in the fourth quarter 2011, after $3.0 million in loan loss provision, net OREO and foreclosed asset expenses of $1.4 million and gains on sale of securities of $116,000;

•	Net interest margin of 4.10%, an increase of 15 basis points from 3.95% in fourth quarter 2011;

•	Average rate paid on total deposits and borrowings of 0.62%, a 4 basis point decline from 0.66% in the fourth quarter in 2011;

•	Net loan charge-offs of $5.9 million compared to net loan charge-offs of $7.3 million in fourth quarter 2011.

Management continued to execute strategies that have resulted in further strengthening of the Company, including:

•	Reducing adversely classified loans by 12%, or $19.8 million, during the quarter, to $140.0 million, from $159.8 million at December 31, 2011;

•	Reducing non-performing assets by 8%, or $7.8 million, during the quarter to $91.3 million, from $99.1 million at December 31, 2011;

•	Completing a master settlement agreement with its largest non-performing loan relationship totaling $28.7 million, resulting in receipt of deeds in lieu of foreclosure and dismissal of the lawsuits;

•

Announcing the consolidation of nine branches into existing nearby offices by the end of April 2012 and sale of two branches by the end of June 2012 to reduce expenses and improve efficiency. These branches represent less than 10% of total Bank wide deposits; however, this action is projected to result in expense savings of approximately $1.9 million annually beginning in the second quarter of 2012;

•	Maintaining stability of the Bank’s total risk-based and leverage capital ratios of 13.23% and 8.78%, respectively, as compared to 13.03% and 8.72% at December 31, 2011;

•	Increasing average non-interest bearing demand deposits to 27% of total average deposits, as compared to 26% in fourth quarter 2011.

Subsequent to the close of the quarter, Management announced additional expense control initiatives including a restructuring of staff and processes that are projected to result in annualized savings of approximately $2.5 million. As a result of these changes, some staff positions will be eliminated and other currently vacant positions will not be filled in order to create a more efficient organization. Branch consolidation is projected to result in expense savings of approximately $1.9 million annually beginning in the second quarter of 2012. First quarter 2012 reduction of pretax income as a result of consolidation expense is estimated and accrued at approximately $700,000. These operational changes are expected to be completed during the second quarter.

OPERATING RESULTS

Net interest income for the quarter ended March 31, 2012 declined from fourth quarter 2011 and the first quarter in the prior year. This is primarily due to a decline in average interest earning assets during these periods as part of the Company’s deleveraging strategy. Correspondingly, average interest bearing liabilities decreased during these same periods. Changes in the balance sheet mix also contributed to declines in net interest income during these periods. Loan balances have declined through payoffs and charge-offs. Investment securities have grown as a proportion of the balance sheet with loan demand continuing to be weak due to the economic slowdown. As such, investment securities, which typically generate a lower yield than loans, comprise a higher percentage of the Bank’s earning assets.

Certain reclassifications have been made to the December 31, 2011 and March 31, 2011 financial table presentations to conform to current year presentations. These reclassifications have no effect on previously reported net loss per share.

INCOME STATEMENT OVERVIEW
(Dollars in Thousands, Except for Loss per Share Data)
	For the Three Months Ended March 31, 2012	For the Three Months Ended December 31, 2011	$ Change	% Change	For the Three Months Ended March 31, 2011	$ Change	% Change
Interest and dividend income	$13,118	$13,710	$(592)	-4%	$15,032	$(1,914)	-13%
Interest expense	1,744	1,969	(225)	-11%	2,831	(1,087)	-38%

Net interest income	11,374	11,741	(367)	-3%	12,201	(827)	-7%
Loan loss provision	3,500	3,000	500	17%	6,300	(2,800)	-44%
Non-interest income	4,483	2,377	2,106	89%	3,101	1,382	45%
Non-interest expense	16,536	14,476	2,060	14%	15,740	796	5%

LOSS BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	(4,179)	(3,358)	(821)	24%	(6,738)	2,559	-38%
PROVISION (BENEFIT) FOR INCOME TAXES	10	26	(16)	-62%	16	(6)	-38%

NET LOSS	(4,189)	(3,384)	(805)	24%	(6,754)	2,565	-38%
PREFERRED STOCK DIVIDENDS AND DISCOUNT ACCRETION	628	682	(54)	-8%	656	(28)	-4%

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(4,817)	$(4,066)	$(751)	18%	$(7,410)	$2,593	-35%

LOSS PER COMMON SHARE:
BASIC (1)	$(0.48)	$(0.41)	$(0.07)	17%	$(0.74)	$0.26	-35%

DILUTED (1)	$(0.48)	$(0.41)	$(0.07)	17%	$(0.74)	$0.26	-35%

Average common shares outstanding - basic (1)	10,034,741	10,035,241	(500)	0%	10,034,847	(106)	0%
Average common shares outstanding - diluted (1)	10,034,741	10,035,241	(500)	0%	10,034,847	(106)	0%

(1)

As of March 31, 2012, December 31, 2011, and March 31, 2011, 109,039 common shares related to the potential exercise of the warrant issued to the U.S. Treasury pursuant to the Troubled Asset Relief Program (TARP) Capital Purchase Program were not included in the computation of diluted earnings per share as their inclusion would have been anti-dilutive.

The following table provides the reconciliation of net loss applicable to common shareholders to pre-tax, pre-credit operating income (non-GAAP) for the periods presented:

Reconciliation of Non-GAAP Measure:
Non-GAAP Operating Income
(Dollars in Thousands)
For The Three Months Ended	March 31, 2012	December 31, 2011	$ Change	% Change	March 31, 2011	$ Change	% Change
Net loss applicable to common shareholders	$(4,818)	$(4,066)	$(752)	18%	$(7,410)	$2,592	-35%
Provision for loan losses	3,500	3,000	500	17%	6,300	(2,800)	-44%
Net cost of operations of other real estate owned and foreclosed assets	2,424	1,380	1,044	76%	2,124	300	14%
Provision (benefit) for income taxes	10	26	(16)	-62%	16	(6)	-38%
Preferred stock dividends and discount accretion	628	682	(54)	-8%	656	(28)	-4%

Pre-tax, pre-credit cost operating income	$1,744	$1,022	$722	71%	$1,686	$58	3%

Reconciliation of Non-GAAP Measure:
Tax Equivalent Net Loss Applicable to Common Shareholders

(Dollars in Thousands)

For the Three Months ended	March 31, 2012	December 31, 2011	$ Change	% Change	March 31, 2011	$ Change	% Change
Net interest income	$11,374	$11,741	$(367)	-3%	$12,201	$(827)	-7%
Tax equivalent adjustment for municipal loan interest	42	43	(1)	-2%	45	(3)	-7%
Tax equivalent adjustment for municipal bond interest	9	7	2	29%	30	(21)	-70%

Tax equivalent net interest income	11,425	11,791	(366)	-3%	12,276	(851)	-7%
Provision for loan losses	3,500	3,000	500	17%	6,300	(2,800)	-44%
Non-interest income	4,483	2,377	2,106	89%	3,101	1,382	45%
Non-interest expense	16,536	14,476	2,060	14%	15,740	796	5%
Provision for income taxes	10	26	(16)	-62%	16	(6)	-38%

Tax equivalent net loss	(4,138)	(3,334)	(804)	24%	(6,679)	2,541	-38%
Preferred stock dividends and discount accretion	628	682	(54)	-8%	656	(28)	-4%

Tax equivalent net loss applicable to common shareholders	$(4,766)	$(4,016)	$(750)	19%	$(7,335)	$2,569	-35%

Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited. Management believes that presentation of these non-GAAP financial measures provide useful information frequently used by shareholders in the evaluation of a company. Non-GAAP financial measures have limitations as analytical tools and should not be considered in isolation or as a substitute for analyses of results as reported under GAAP.

Noninterest Income

Non-interest income for the quarter ended March 31, 2012 was up compared to the fourth quarter of 2011. Service charge income on deposit accounts declined due to a reduction in the amount of non-sufficient check items from the fourth quarter in 2011. In addition, gains on sales of securities increased as compared to the fourth quarter of 2011, which were used to offset increased OREO and related third-party expenses and one-time costs associated with a branch consolidation initiative announced during the first quarter. Investment brokerage fee income grew in the first quarter of 2012 versus the fourth quarter of 2011 on increased sales volume in part due to recent gains in the equity markets attracting more investor activity.

In November 2010, the Federal Deposit Insurance Corporation (“FDIC”) issued mandates on overdraft payment programs applicable to its supervised institutions, including the Bank. These restrictions were effective July 1, 2011. The Bank began implementing changes to its overdraft payment program in the second quarter of 2011 to comply with the FDIC’s mandates. The Company believes these mandates have continued to adversely affect non-interest income.

Noninterest income

(Dollars in Thousands)

For The Three Months Ended
	March 31, 2012	December 31, 2011	$ Change	% Change	March 31, 2011	$ Change	% Change
Service charges on deposit accounts	$865	$898	$(33)	-4%	$955	$(90)	-9%
Other commissions and fees	649	684	(35)	-5%	645	4	1%
Net gain on sale of securities, available for sale	2,168	116	2,052	1769%	349	1,819	521%
Investment brokerage and annuity fees	438	360	78	22%	500	(62)	-12%
Mortgage banking fees	115	143	(28)	-20%	125	(10)	-8%
Other non-interest income:
Other income	9	13	(4)	-31%	324	(315)	-97%
Increase in value of BOLI	124	125	(1)	-1%	122	2	2%
Other non-interest income	115	38	77	203%	81	34	42%

Total non-interest income	$4,483	$2,377	$2,106	89%	$3,101	$1,382	45%

Noninterest Expense

Non-interest expense for the three months ended March 31, 2012 grew compared to fourth quarter 2011. Salaries and employee benefits expense increased primarily due to increases in payroll taxes normally experienced at the beginning of a calendar year, annual salary increases granted during the quarter and a $195,000 accrual for earned, but unused vacation benefits incurred during the quarter. In addition, an expense of $719,000 for retirement of assets and $110,000 for severance costs was charged in the first quarter associated with the branch consolidation initiative. Also, the costs associated with OREO and foreclosed assets increased in the current quarter. This was due to higher losses on sale of OREO than experienced in the previous quarter. This was partially offset by a decline in legal expenses as compared to the previous quarter which contained costs associated with the master settlement agreement with the Company’s largest non-performing loan relationship.

Noninterest expense

(Dollars in Thousands)

For The Three Months Ended
	March 31, 2012	December 31, 2011	$ Change	% Change	March 31, 2011	$ Change	% Change
Salaries and employee benefits	$6,810	$6,302	$508	8%	$7,026	$(216)	-3%
Net cost of OREO and foreclosed assets	2,424	1,380	1,044	76%	2,124	300	14%
Net occupancy and equipment	1,812	1,690	122	7%	2,104	(292)	-14%
FDIC and state assessments	671	727	(56)	-8%	1,123	(452)	-40%
Professional fees	408	807	(399)	-49%	876	(468)	-53%
Communications	468	509	(41)	-8%	475	(7)	-1%
Advertising	198	135	63	47%	245	(47)	-19%
Third-party loan costs	255	343	(88)	-26%	296	(41)	-14%
Professional liability insurance	213	540	(327)	-61%	226	(13)	-6%
Problem loan expense	1,288	200	1,088	544%	88	1,200	1364%
Other non-interest expense:
Director fees	109	105	4	4%	101	8	8%
Internet costs	143	237	(94)	-40%	112	31	28%
ATM debit card costs	140	190	(50)	-26%	119	21	18%
Business development	70	85	(15)	-18%	84	(14)	-17%
Amortization	116	116	—	0%	151	(35)	-23%
Supplies	136	149	(13)	-9%	149	(13)	-9%
Other non-interest expense	1,275	961	314	33%	441	834	189%

Total non-interest expense	$16,536	$14,476	$2,060	14%	$15,740	$796	5%

Income Taxes

The Company recorded an income tax provision for the three months ended March 31, 2012, December 31, 2011, and March 31, 2011. The provision was made for minimum state income taxes owed.

As of March 31, 2012, the Company maintained a full valuation allowance of $39.1 million against its deferred tax asset. If the Company returns to sustained profitability, all or a portion of the deferred tax asset valuation allowance would be reversed. A reversal of the deferred tax asset valuation allowance would decrease the Company’s income tax expense and increase net income. Currently, the only tax expense the Company is recognizing relates to Oregon minimum tax.

SUMMARY BALANCE SHEET OVERVIEW

(Dollars in Thousands)
	March 31, 2012	December 31, 2011	$ Change	% Change	March 31, 2011	$ Change	% Change
Assets:
Cash and cash equivalents	$102,180	$71,349	$30,831	43%	$142,025	$(39,845)	-28%
Interest-bearing certificates of deposit	1,500	1,500	—	0%	1,500	—	0%
Investment securities	289,589	319,415	(29,826)	-9%	233,326	56,263	24%
Gross loans, net of deferred fees	743,259	797,416	(54,157)	-7%	921,018	(177,759)	-19%
Allowance for loan losses	(20,324)	(22,683)	2,359	-10%	(33,366)	13,042	-39%

Net loans	722,935	774,733	(51,798)	-7%	887,652	(164,717)	-19%
Other assets	110,720	99,050	11,670	12%	108,223	2,497	2%

Total assets	$1,226,924	$1,266,047	$(39,123)	-3%	$1,372,726	$(145,802)	-11%

Liabilities and stockholders’ equity
Total deposits	$1,083,033	$1,127,749	$(44,716)	-4%	$1,233,881	$(150,848)	-12%
Borrowings	35,861	35,169	692	2%	32,842	3,019	9%
Other liabilities	27,596	18,764	8,832	47%	17,461	10,135	58%
Stockholders’ equity	80,434	84,365	(3,931)	-5%	88,542	(8,108)	-9%

Total liabilities and stockholders’ equity	$1,226,924	$1,266,047	$(39,123)	-3%	$1,372,726	$(145,802)	-11%

The Company’s liquidity position remains strong as evidenced by its current level of combined cash equivalents and investment securities. In an effort to support its net interest income and margin, the Company reduced its cash equivalents balances while increasing its investment securities portfolio since March 31, 2011. Cash equivalents increased temporarily as of March 31, 2012, due to the sale of investment securities during the quarter. These funds have since been redeployed into higher yielding investment securities. Over the past year, the Company increased its government guaranteed collateralized mortgage obligations, mortgage-backed securities, and municipal securities portfolios. The purchases were primarily of 10 and 15-year fully amortizing U.S. agency mortgage-backed securities, for which we expect to have limited extension risk. Municipal securities rated AA or better with maturities generally ranging from 5 to 15 years were also purchased during this period. The expected duration of the investment portfolio was 3.9 years at March 31, 2012, compared to 3.3 years a year earlier and 4.4 years at December 31, 2011.

(Dollars in Thousands)
	March 31, 2012	% of Total	December 31, 2011	% of Total	$ Change	% Change	March 31, 2011	% of Total	$ Change	% Change
Cash and due from banks	$38,399	10%	$40,179	10%	$(1,780)	-4%	$24,811	7%	$13,588	55%
Cash equivalents:
Federal fund sold	3,005	1%	4,030	1%	(1,025)	-25%	3,215	1%	(210)	-7%
Interest-bearing deposits	60,776	15%	27,140	7%	33,636	124%	113,999	30%	(53,223)	-47%

Total cash equivalents	102,180	26%	71,349	18%	30,831	43%	142,025	38%	(39,845)	-28%

Interest-bearing certificates of deposit	1,500	0%	1,500	0%	—	0%	1,500	0%	—	0%
Investment securities:
Collateralized mortgage obligations	126,488	32%	134,416	34%	(7,928)	-6%	115,672	30%	10,816	9%
Mortgage-backed securities	80,934	20%	71,773	18%	9,161	13%	6,773	2%	74,161	1095%
U.S. Governement and agency securities	11,219	3%	41,093	11%	(29,874)	-73%	79,587	21%	(68,368)	-86%
Obligations of states and political subdivisions	65,747	17%	66,878	17%	(1,131)	-2%	25,873	7%	39,874	154%
Investment securities - Other Community Reinvestment Act	2,000	1%	2,000	1%	—	0%	2,000	1%	—	0%
Restricted equity securities	3,201	1%	3,255	1%	(54)	-2%	3,421	1%	(220)	-6%

Total investment securities	289,589	74%	319,415	82%	(29,826)	-9%	233,326	62%	56,263	24%

Total cash and cash equivalents and investments	$393,269	100%	$392,264	100%	$1,005	0%	$376,851	100%	$16,418	4%

Total cash and cash equivalents and investments as a % of total assets		32%		31%				27%

The following table shows the changes in the investment portfolio for the periods presented:

(Dollars in Thousands)
For the Three Months Ended	March 31, 2012	December 31, 2011	$ Change	March 31, 2011	$ Change
Balance beginning of period	$319,415	$303,927	$15,488	$218,290	$101,125
Principal purchases	26,967	37,591	(10,624)	68,308	(41,341)
Proceeds from sales	(49,015)	(2,777)	(46,238)	(39,823)	(9,192)
Principal paydowns, maturities, and calls	(9,473)	(17,656)	8,183	(12,033)	2,560
Gains on sales of securities	2,168	116	2,052	349	1,819
Losses on sales of securities	—	(1)	1	—	—
Change in unrealized gains (loss) before tax	746	(136)	882	(1,188)	1,934
Amortization and accretion of discounts and premiums	(1,219)	(1,649)	430	(577)	(642)

Total investment portfolio	$289,589	$319,415	$(29,826)	$233,326	$56,263

LOANS

The Bank’s total loan portfolio declined from December 31, 2011, reflecting the continued challenges in the local and national economy. As a result, commercial, real estate construction, and commercial & industrial loan balances declined from year end. Loan totals have also declined because the Company exited a number of higher risk rated loan relationships over the past year which contributed to the contraction in the commercial real estate and construction, land development & other land loan categories over the same period. This included a reduction, after charge-offs, of approximately $15 million in loan balances associated with settlement of the largest non-performing lending relationship, as previously noted.

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

Loans by category
(Dollars in Thousands)	March 31, 2012	% of Gross Loans	December 31, 2011	% of Gross Loans	$ Change	% Change	March 31, 2011	% of Gross Loans	$ Change	% Change
Construction, Land Dev & Other Land	$57,763	8%	$81,241	10%	$(23,478)	-29%	$114,579	12%	$(56,816)	-50%
Commercial & Industrial	122,023	17%	124,422	16%	(2,399)	-2%	145,907	16%	(23,884)	-16%
Commercial Real Estate Loans	433,942	58%	449,347	56%	(15,405)	-3%	511,499	55%	(77,557)	-15%
Secured Multifamily Residential	22,532	3%	21,792	3%	740	3%	23,156	3%	(624)	-3%
Other Commercial Loans Secured by RE	45,674	6%	47,912	6%	(2,238)	-5%	55,518	6%	(9,844)	-18%
Loans to Individuals, Family & Personal Expense	9,325	1%	9,784	1%	(459)	-5%	12,240	1%	(2,915)	-24%
Consumer/Finance	36,077	5%	35,522	5%	555	2%	36,244	4%	(167)	0%
Other Loans	16,090	2%	27,594	3%	(11,504)	-42%	23,359	3%	(7,269)	-31%
Overdrafts	234	0%	264	0%	(30)	-11%	309	0%	(75)	-24%

Gross loans	743,660		797,878		(54,218)	-7%	922,811		(179,151)	-19%
Less: allowance for loan losses	(20,324)	-3%	(22,683)	-3%	2,359	-10%	(33,366)	-4%	13,042	-39%
Less: deferred fees and restructured loan concessions	(401)	0%	(462)	0%	61	-13%	(1,793)	0%	1,392	-78%

Loans, net	$722,935		$774,733		$(51,798)	-7%	$887,652		$(164,717)	-19%

DEPOSITS

Total deposits declined from December 31, 2011, a trend that has continued from recent quarters. This decrease was mainly due to the decision to continue to reduce higher cost time deposit balances. Time deposits declined as a percentage of the Company’s total deposits in the most recent quarter versus the previous quarter and the same quarter last year. The combination of the Company’s efforts to reduce higher-cost time deposits and recent deposit pricing strategies to lower interest rates in concert with market conditions has reduced the average rate paid on total deposits in first quarter 2012 from the previous quarter and the same quarter in 2011.

Total brokered deposits were $241,000 at March 31, 2012 unchanged from December 31, 2011. Brokered deposits are currently not being replaced as they mature.

(Dollars in Thousands)	March 31, 2012	Percent of Total	December 31, 2011	Percent of Total	$ Change	March 31, 2011	Percent of Total	$ Change
Interest-bearing demand and money market	$316,235	29%	$326,994	29%	$(10,759)	$373,965	30%	$(57,730)
Savings	90,035	8%	87,483	8%	2,552	85,276	7%	4,759
Time deposits	396,830	37%	431,753	38%	(34,923)	522,078	43%	(125,248)

Total interest-bearing deposits	803,100	74%	846,230	75%	(43,130)	981,319	80%	(178,219)
Non-interest bearing demand	279,933	26%	281,519	25%	(1,586)	252,562	20%	27,371

Total deposits	$1,083,033	100%	$1,127,749	100%	$(44,716)	$1,233,881	100%	$(150,848)

CAPITAL

PremierWest Bank has met the quantitative thresholds to be considered “Well-Capitalized” under published regulatory standards for total risk-based capital and Tier 1 risk-based capital at March 31, 2012. Capital ratios at the Bank have improved as compared to the previous quarter and the same quarter in 2011, primarily due to the Company’s deleveraging strategy and shift in the balance sheet mix to less risk-weighted assets, such as investment securities. However, we continue to be subject to the terms of the Consent Order with the FDIC and have not yet reached the 10.00 percent leverage ratio required by the Consent Order. As such, we are not considered “Well-Capitalized” under all applicable regulatory requirements.

The Board of Governors of the Federal Reserve System (“Federal Reserve”) and the FDIC have established minimum requirements for capital adequacy for bank holding companies and state non-member banks. For more information on these topics, see the discussions under the subheadings “Capital Adequacy Requirements” in the section “Supervision and Regulation” included in Item 1 of the Company’s 2011 Form 10-K. The following table summarizes the capital measures of Bancorp and the Bank, respectively, at the dates listed below:

Bancorp:
	March 31, 2012	December 31, 2011	March 31, 2011	Regulatory Minimum to be “Adequately Capitalized”
				greater than or equal to
Total risk-based capital ratio	12.52%	12.45%	12.20%	8.00%
Tier 1 risk-based capital ratio	10.69%	10.80%	10.84%	4.00%
Leverage ratio	7.84%	8.01%	8.28%	4.00%

Bank:
	March 31, 2012	December 31, 2011	March 31, 2011	Regulatory Minimum to be “Adequately Capitalized”	Regulatory Minimum to be “Well-Capitalized”
				greater than or equal to	greater than or equal to
Total risk-based capital ratio	13.23%	13.03%	12.51%	8.00%	10.00%
Tier 1 risk-based capital ratio	11.96%	11.77%	11.24%	4.00%	6.00%
Leverage ratio	8.78%	8.72%	8.59%	4.00%	5.00%

The total risk based capital ratios of Bancorp include $30.9 million of junior subordinated debentures, of which $24.8 million qualified as Tier 1 capital at March 31, 2012, under guidance issued by the Federal Reserve. As provided in the Dodd-Frank Act, which was signed into law on July 21, 2010, Bancorp expects to continue to rely on these junior subordinated debentures as part of its regulatory capital. However, at this point, Bancorp does not expect to issue additional junior subordinated debentures as any future issued junior subordinated debentures would not qualify as Tier 1 total capital under Dodd-Frank.

The table below shows the quarter over quarter change in the Company’s capital ratios for the periods presented:

	March 31, 2012	December 31, 2011	Change	March 31, 2011	Change
PremierWest Bancorp
Total risk-based capital ratio	12.52%	12.45%	0.07	12.20%	0.32
Tier 1 risk-based capital ratio	10.69%	10.80%	(0.11)	10.84%	(0.15)
Leverage ratio	7.84%	8.01%	(0.17)	8.28%	(0.44)

PremierWest Bank
Total risk-based capital ratio	13.23%	13.03%	0.20	12.51%	0.72
Tier 1 risk-based capital ratio	11.96%	11.77%	0.19	11.24%	0.72
Leverage ratio	8.78%	8.72%	0.06	8.59%	0.19

FINANCIAL PERFORMANCE OVERVIEW

For The Three Months Ended
	March 31, 2012	December 31, 2011	Change	March 31, 2011	Change
Selective quarterly performance ratios
Return on average assets, annualized	-1.56%	-1.25%	(0.31)	-2.15%	0.59
Return on average equity, annualized	-43.03%	-34.12%	(8.91)	-52.87%	9.84
Efficiency ratio (1)	104.28%	102.54%	1.74	102.86%	1.42

Share and per share information
Average common shares outstanding - basic	10,034,741	10,035,241	(500)	10,034,847	(106)
Average common shares outstanding - diluted	10,034,741	10,035,241	(500)	10,034,847	(106)
Basic loss per common share	(0.48)	(0.41)	(0.07)	(0.74)	0.26
Diluted loss per common share	(0.48)	(0.41)	(0.07)	(0.74)	0.26
Book value per common share (2)	3.98	4.38	(0.40)	4.83	(0.85)
Tangible book value per common share (3)	3.79	4.18	(0.39)	4.60	(0.81)

(1)	Non-interest expense divided by net interest income plus non-interest income.
(2)	Book value is calculated as the total common equity (less preferred stock and the discount on preferred stock) divided by the period ending number of common shares outstanding.
(3)

Tangible book value is calculated as the total common equity (less preferred stock and the discount on preferred stock) less core deposit intangibles divided by the period ending number of common shares outstanding.

Net Interest Margin

Net interest margin for first quarter 2012 increased as compared to fourth quarter 2011, predominantly due to a lower cost of interest bearing deposits. In addition, a one-time premium amortization adjustment to more properly reflect the expected life of a type of securities resulted in a 26 basis point decline in the yield on investment securities and an 8 basis point decline in net interest margin during the fourth quarter 2011. The spread between the yield earned on loans and rates paid on interest bearing deposits improved year-over-year despite the decline in higher yielding loan balances, primarily due to a decline in costs of interest-bearing liabilities. The improvement in yields on investment securities also contributed to the increase in net interest margin between the periods due to the Company’s reduction in lower yielding cash-equivalent investments and increase in relatively higher-yielding federal government guaranteed and municipal securities. This plan to restructure earning assets began in first quarter 2011 and was completed by fourth quarter 2011. Net interest margin for first quarter 2012 increased as compared to first quarter 2011 for similar reasons noted above. Also, during this period loan yields improved with the decline in the amount of loans on non-accrual.

	For the Three Months Ended
	March 31, 2012			December 31, 2011			March 31, 2011
	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates
(Dollars in 000’s)
ASSETS:
Interest earning balances due from banks	$38,722	$22	0.23%	$51,828	$40	0.31%	$119,507	$76	0.26%
Federal funds sold	3,033	2	0.27%	3,179	2	0.25%	3,201	2	0.25%
Investments - taxable	309,081	1,884	2.45%	300,546	1,419	1.87%	211,906	1,291	2.47%
Investments - nontaxable	1,068	23	8.66%	2,502	17	2.70%	4,313	75	7.05%
Gross loans (1)	766,868	11,222	5.89%	825,724	12,271	5.90%	960,326	13,656	5.77%
Mortgages held for sale	686	16	9.38%	1,004	11	4.35%	722	7	3.93%

Total interest earning assets	1,119,458	13,169	4.73%	1,184,783	13,760	4.61%	1,299,975	15,107	4.71%
Allowance for loan losses	(21,868)			(26,564)			(34,910)
Other assets	145,106			135,012			132,690

Total assets	$1,242,696			$1,293,231			$1,397,755

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing deposits	392,416	103	0.11%	405,229	114	0.11%	463,998	367	0.32%
Time deposits	412,135	1,469	1.43%	444,791	1,702	1.52%	533,634	2,297	1.75%
Short-term borrowings	4,548	4	0.35%	4,312	3	0.28%	838	1	0.48%
Long-term borrowings	30,928	168	2.18%	30,928	150	1.92%	30,928	166	2.18%

Total interest bearing liabilities	840,027	1,744	0.84%	885,260	1,969	0.88%	1,029,398	2,831	1.12%
Non-interest-bearing deposits	298,234			301,485			255,428
Other liabilities	18,942			18,910			17,595
Equity	85,493			87,576			96,836

Total liabilities and shareholders’ equity	$1,242,696			$1,293,231			$1,399,257

Net interest income (3)		$11,425			$11,791			$12,276

Net interest spread			3.89%			3.73%			3.59%
Average yield on earning assets (2) (3)			4.73%			4.61%			4.71%
Interest expense to earning assets			0.63%			0.66%			0.88%
Net interest income to earning assets (2) (3)			4.10%			3.95%			3.83%
Reconciliation of Non-GAAP measure:
Tax Equivalent Net Interest Income
Net interest income		$11,374			$11,741			$12,201
Tax equivalent adjustment for municipal loan interest		42			43			45
Tax equivalent adjustment for municipal bond interest		9			7			30

Tax equivalent net interest income		$11,425			$11,791			$12,276

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

(1)	Non-performing loans of approximately $55.9 million at 3/31/12, $76.2 million at 12/31/2011, $109.8 million for 3/31/2011 are included in the average loan balances.
(2)	Loan interest income includes loan fee income of $25,000, $126,000, and $73,000 for the three months ended 3/31/2012, 12/31/2011, and 3/31/2011, respectively.
(3)

Tax-exempt income has been adjusted to a tax equivalent basis at a 40% effective rate. The amount of such adjustment was an increase to recorded pre-tax income of $51,000, $50,000, and $75,000 for the three months ended March 31, 2012, December 31, 2011, and March 31, 2011, respectively.

(Annualized, tax-equivalent basis)
For The Three Months Ended
	March 31, 2012	December 31, 2011	Change	March 31, 2011	Change
Selective quarterly performance ratios
Yield on average gross loans (1)	5.89%	5.90%	(0.01)	5.77%	0.12
Yield on average investment securities (1)(2)	2.22%	1.64%	0.58	1.73%	0.49
Cost of average interest bearing deposits	0.79%	0.85%	(0.06)	1.08%	(0.29)
Cost of average borrowings	1.95%	1.72%	0.23	2.13%	(0.18)
Cost of average total deposits and borrowings	0.62%	0.66%	(0.04)	0.89%	(0.27)
Cost of average interest-bearing liabilities	0.84%	0.88%	(0.04)	1.12%	(0.28)
Yield on average interest-earning assets	4.73%	4.61%	0.12	4.71%	0.02
Cost of average interest-bearing liabilities	0.84%	0.88%	(0.04)	1.12%	(0.28)
Net interest spread	3.89%	3.73%	0.16	3.59%	0.30
Net interest margin (1)	4.10%	3.95%	0.15	3.83%	0.27

(1)	Tax-exempt income has been adjusted to a tax equivalent basis at a 40% rate.
(2)	Includes interest-bearing cash equivalents.

The following table shows the quarter to quarter change in net interest income due to rate or volume. The continued reduction in higher-cost time deposits has resulted in a decline in interest expense, from both a reduction in volume and rates paid on these deposits. Deleveraging on the asset side of the balance sheet has been through the reduction of loan balances. This has resulted in a decrease in loan interest income primarily due to a decline in loan volume, rather than any changes in yields. The decrease in interest income was partially mitigated by both improved yield on investment securities in the current quarter and increased volume as compared to the same quarter in the previous year.

	For the Three Months Ended March 31, 2012 vs. December 31, 2011 Increase (Decrease) Due To			For the Three Months Ended March 31, 2012 vs. March 31, 2011 Increase (Decrease) Due To
(Dollars in Thousands)	Volume	Rate	Net Change	Volume	Rate	Net Change
ASSETS:
Interest earning balances due from banks	$(10)	$(8)	$(18)	$(52)	$(2)	$(54)
Federal funds sold	—	—	—	—	—	—
Investments - taxable	40	425	465	597	(4)	593
Investments - nontaxable	(10)	16	6	(57)	5	(52)
Gross loans	(863)	(186)	(1,049)	(2,775)	341	(2,434)
Mortgages held for sale	(3)	8	5	—	9	9

Total interest earning assets	(846)	255	(591)	(2,287)	349	(1,938)

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing deposits	(4)	(7)	(11)	(57)	(207)	(264)
Time deposits	(123)	(110)	(233)	(529)	(299)	(828)
Short-term borrowings	—	1	1	4	(1)	3
Long-term borrowings	—	18	18	—	2	2

Total interest bearing liabilities	(127)	(98)	(225)	(582)	(505)	(1,087)

Net increase (decrease) in net interest income	$(719)	$353	$(366)	$(1,705)	$854	$(851)

As show in the table below, the planned deleveraging of the Bank has resulted in the decline of loan and deposit balances:

SUMMARY AVERAGE BALANCE SHEETS

(Dollars in Thousands) Averages for the Three Months Ended	March 31, 2012	December 31, 2011	$ Change	% Change	March 31, 2011	$ Change	% Change
Assets:
Cash and due from banks	$37,881	$34,643	$3,238	9%	$25,442	$12,439	49%
Interest-bearing due from banks	38,722	51,828	(13,106)	-25%	119,507	(80,785)	-68%
Federal funds sold	3,033	3,179	(146)	-5%	3,201	(168)	-5%
Investment securities	310,149	303,048	7,101	2%	216,219	93,930	43%
Loans, net of deferred loan fees	766,428	824,370	(57,942)	-7%	958,581	(192,153)	-20%
Allowance for loan losses	(21,868)	(26,564)	4,696	-18%	(34,910)	13,042	-37%

Net loans	744,560	797,806	(53,246)	-7%	923,671	(179,111)	-19%
Other assets	108,351	102,727	5,624	5%	109,715	(1,364)	-1%

Total assets	$1,242,696	$1,293,231	$(50,535)	-4%	$1,397,755	$(155,059)	-11%

Liabilities:
Total deposits	$1,102,785	$1,151,505	$(48,720)	-4%	$1,251,558	$(148,773)	-12%
Borrowings	35,476	35,240	236	1%	31,766	3,710	12%
Other liabilities	18,942	18,910	32	0%	17,595	1,347	8%

Total liabilities	1,157,203	1,205,655	(48,452)	-4%	1,300,919	(143,716)	-11%

Equity:
Preferred equity	40,461	40,297	164	0%	40,000	461	1%
Common equity	45,032	47,279	(2,247)	-5%	56,836	(11,804)	-21%

Total equity	85,493	87,576	(2,083)	-2%	96,836	(11,343)	-12%

Total liabilities and stockholders’ equity	$1,242,696	$1,293,231	$(50,535)	-4%	$1,397,755	$(155,059)	-11%

AVERAGE INTEREST EARNING ASSETS

(Dollars in Thousands) Averages for the Three Months Ended	March 31, 2012	% of Total	December 31, 2011	% of Total	$ Change	% Change	March 31, 2011	% of Total	$ Change	% Change
Interest-bearing deposits	$37,222	3%	$50,328	4%	$(13,106)	-26%	$118,007	9%	$(80,785)	-68%
Interest-bearing certificate of deposits	1,500	0%	1,500	0%	—	0%	1,500	0%	—	0%
Fed funds sold	3,033	0%	3,179	0%	(146)	-5%	3,201	0%	(168)	-5%
Investments	310,149	28%	303,048	26%	7,101	2%	216,219	17%	93,930	43%
Gross loans	766,868	69%	825,724	70%	(58,856)	-7%	960,326	74%	(193,458)	-20%
Loans held for sale	686	0%	1,004	0%	(318)	-32%	722	0%	(36)	-5%

Total average interest-earning assets	$1,119,458	100%	$1,184,783	100%	$(65,325)	-6%	$1,299,975	100%	$(180,517)	-14%

ASSET QUALITY

At March 31, 2012, the Company experienced a continued decrease in adversely classified loans, largely due to a decline in non-performing loans. Non-performing loans have continued to decline primarily in the construction and land development loan category, as a result of improvements in credit quality ratings and transfers to OREO, pay offs, and charge-offs of impaired loans. Of those loans currently designated as non-performing, approximately $20.6 million, or 37.1%, are current as to payment of principal and interest.

The Company monitors delinquencies, defined as loans on accruing status 30-89 days past due, as an indicator of future non-performing assets. Total 30-89 days delinquencies remain below 1.00%, mirroring the improvement in overall credit quality noted previously. Delinquencies in the first quarter continue to be below this target. While the local and national economy continues to languish, more borrowers are demonstrating the ability to adjust to current economic conditions.

At March 31, 2012, total non-performing assets were down compared to December 31, 2011 and March 31, 2011. Non-performing assets and non-performing loans also declined during this period in terms of percentage of total assets and loans, respectively. The amount of additions to non-performing loans remained relatively unchanged in the current quarter as compared to the previous quarter. Approximately $4.1 million was attributed to one land developer borrowing relationship, in which the guarantor ceased to continue to provide financial support to the project. The Company experienced an increase in loan balances transferred to OREO during the quarter, as a result of entering into a master settlement agreement with its largest non-performing loan relationship.

Adversely classified loans

(Dollars in Thousands)	March 31, 2012	December 31, 2011	$ Change	% Change	March 31, 2011	$ Change	% Change
Rated substandard or worse - not impaired	$84,124	$83,583	$541	1%	$139,546	$(55,422)	-40%
Impaired	55,880	76,241	(20,361)	-27%	109,844	(53,964)	-49%

Total adversely classified loans*	$140,004	$159,824	$(19,820)	-12%	$249,390	$(109,386)	-44%

Gross loans	$743,660	$797,878	$(54,218)	-7%	$922,811	$(179,151)	-19%
Adversely classified loans to gross loans	18.83%	20.03%	-1.20%		27.03%	-8.20%
Allowance for loan losses	$20,324	$22,683	$(2,359)	-10%	$33,366	$(13,042)	-39%

*	Adversely classified loans are defined as loans having a well-defined weakness or weaknesses related to the borrower's financial capacity or to pledged collateral that may jeopardize the repayment of the debt. They are characterized by the possibility that the Bank may sustain some loss if the deficiencies giving rise to the substandard classification are not corrected. Note that any loans internally rated worse than substandard are included in the impaired loan totals.

30-89 Days Past Due by type

(Dollars in Thousands)	March 31, 2012	% of Category	December 31, 2011	% of Category	$ Change	March 31, 2011	% of Category	$ Change
Construction, Land Dev & Other Land	$—	0%	$—	0%	$—	$3,783	53%	$(3,783)
Commercial & Industrial	—	0%	128	4%	(128)	961	14%	(961)
Commercial Real Estate Loans	1,040	34%	626	22%	414	1,167	16%	(127)
Secured Multifamily Residential	—	0%	242	8%	(242)	200	3%	(200)
Other Commercial Loans Secured by RE	657	21%	533	18%	124	100	1%	557
Loans to Individuals, Family & Personal Expense	16	1%	108	4%	(92)	255	4%	(239)
Consumer/Finance	1,337	44%	1,279	44%	58	661	9%	676

Accruing loans 30-89 days past due	3,050		2,916		134	7,127		(4,077)
Nonaccruing loans 30-89 days past due	8,893		4,196		4,697	29,722		(20,829)

Total loans 30-89 days past due	$11,943		$7,112		$4,831	$36,849		$(24,906)

Accruing Loans 30-89 days past due to total accruing loans	0.44%		0.40%			0.88%

The Company’s OREO property disposition activities continued at a steady pace in the first quarter of 2012, while the level of additional real estate properties taken into the OREO portfolio increased from prior periods, primarily due to the resolution at the beginning of the quarter of the largest non-performing lending relationship in the Company. During the first quarter 2012, the Company disposed of 22 OREO properties with a book value of $4.9 million while acquiring 25 properties with a book value of $19.2 million and recorded OREO valuation adjustments similar to prior quarters. The combination of these actions resulted in an increase in total OREO in the quarter. At March 31, 2012, the OREO portfolio consisted of 83 properties. The largest balances in the OREO portfolio at the end of the quarter were attributable to income-producing properties followed by homes and residential site development projects, all of which are located within our footprint.

Other real estate owned and foreclosed assets

(Dollars in Thousands) For the Three Months Ended	March 31, 2012	December 31, 2011	$ Change	March 31, 2011	$ Change
Other real estate owned, beginning of period	$22,829	$28,127	$(5,298)	$32,009	$(9,180)
Transfers from outstanding loans	19,245	2,740	16,505	4,251	14,994
Improvements and other additions	—	—	—	10	(10)
Proceeds from sales	(4,278)	(6,959)	2,681	(5,093)	815
Net gain (loss) on sales	(663)	518	(1,181)	656	(1,319)
Impairment charges	(1,699)	(1,597)	(102)	(2,076)	377

Total other real estate owned	$35,434	$22,829	12,605	$29,757	5,677

Other real estate owned and foreclosed assets by type

(Dollars in Thousands)	March 31, 2012	# of Properties	December 31, 2011	# of Properties	$ Change	March 31, 2011	# of Properties	$ Change
Construction, Land Dev & Other Land	$15,838	43	$9,772	45	$6,066	$14,449	49	$1,389
Farmland	4,045	5	1,817	3	2,228	1,364	2	2,681
1-4 Family Residential Properties	2,518	11	3,019	11	(501)	4,373	23	(1,855)
Multifamily (5 or more) Residential	—	—	140	1	(140)	299	1	(299)
Nonfarm Nonresidential Properties	13,033	24	8,081	19	4,952	9,272	18	3,761

Total OREO by type	$35,434	83	$22,829	79	12,605	$29,757	93	5,677

ALLOWANCE FOR LOAN LOSSES

The Company’s allowance for loan losses continues to decline in concert with the reduction in adversely classified loans, loan delinquencies and other relevant credit metrics. With the reduction in net charge-offs and change in the loan portfolio composition over the past several years, loss factors used in Management’s estimates to establish reserve levels have declined commensurately. During the current period, $3.5 million was provided to the allowance for loan losses up from the amount in the fourth quarter of 2011 and down from the first quarter of 2011.

For the quarter ended March 31, 2012, total net loan charge-offs were down compared to the quarter ended December 31, 2011, and the quarter ended March 31, 2011. Approximately $3.6 million was attributed to one land developer borrowing relationship, in which the guarantor ceased to continue to provide financial support to the project. As such, the net charge-offs in the current period were concentrated in the construction and land development and non-owner occupied commercial real estate loan categories. The ratio of net loan charge-offs to average gross loans (annualized) for the current quarter was down compared to the previous quarter and the same quarter one year ago.

The overall risk profile of the Company’s loan portfolio continues to improve, as stated above. However, the trend of future provision for loan losses will depend primarily on economic conditions, level of adversely-classified assets, and changes in collateral values.

Allowance for Loan Losses

(Dollars in Thousands) For the Three Months Ended	March 31, 2012	December 31, 2011	$ Change	% Change	March 31, 2011	$ Change	% Change
Gross loans outstanding at end of period	$743,660	$797,878	$(54,218)	-7%	$922,811	$(179,151)	-19%

Average loans outstanding, gross	$766,868	$825,724	(58,856)	-7%	$960,326	(193,458)	-20%

Allowance for loan losses, beginning of period	$22,683	$26,975	(4,292)	-16%	$35,582	(12,899)	-36%

Commercial	(353)	(1,093)	740	-68%	(1,052)	699	-66%
Real Estate	(5,181)	(5,434)	253	-5%	(11,211)	6,030	-54%
Consumer	(493)	(500)	7	-1%	(265)	(228)	86%
Other	(293)	(955)	662	-69%	(22)	(271)	1232%

Total charge-offs	(6,320)	(7,982)	1,662	-21%	(12,550)	6,230	-50%

Commercial	88	102	(14)	-14%	3,365	(3,277)	-97%
Real Estate	147	451	(304)	-67%	574	(427)	-74%
Consumer	193	62	131	211%	84	109	130%
Other	33	75	(42)	-56%	11	22	200%

Total recoveries	461	690	(229)	-33%	4,034	(3,573)	-89%

Net charge-offs	(5,859)	(7,292)	1,433	-20%	(8,516)	2,657	-31%

Provision charged to income	3,500	3,000	500	17%	6,300	(2,800)	-44%

Allowance for loan losses, end of period	$20,324	$22,683	(2,359)	-10%	$33,366	(13,042)	-39%

Ratio of net loans charged-off to average gross loans outstanding, annualized	3.07%	3.50%	(0.43)		3.60%	(0.53)

Ratio of allowance for loan losses to gross loans outstanding	2.73%	2.84%	(0.11)		3.62%	(0.89)

Allowance for loan losses as a percentage of adversely classified loans	14.52%	14.19%	0.33		13.38%	1.14

Allowance for loan losses to total non-performing loans	36.37%	29.75%	6.62		30.38%	5.99

An allowance for loan losses has been established based on management’s best estimate, as of the balance sheet date, of probable losses inherent in the loan portfolio. For more information regarding the Company’s allowance for loan losses and net loan charge-offs, see the discussion under the subheadings “Credit Management”, “Allowance for Credit Losses and Net Loan Charge-offs” and “Critical Accounting Policies” included in Item 7 of the Company’s 2011 Form10-K.

The allowance for loan losses represents the Company’s estimate as to the probable credit losses inherent in its loan portfolio. The allowance for loan losses is increased through periodic charges to earnings through provision for loan losses and represents the aggregate amount, net of loans charged-off and recoveries on previously charged-off loans, that is needed to establish an appropriate reserve for credit losses. The allowance is estimated based on a variety of factors and using a methodology as described below:

•

The Company classifies loans into relatively homogeneous pools by loan type in accordance with regulatory guidelines for regulatory reporting purposes. The Company regularly reviews all loans within each loan category to establish risk ratings for them that include Pass, Watch, Special Mention, Substandard, Doubtful and Loss. Pursuant to “Accounting by Creditors for Impairment of a Loan,” the impaired portion of collateral dependent loans is charged-off. Other risk-related loans not considered impaired have loss factors applied to the various loan pool balances to establish loss potential for provisioning purposes.

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

•

Additionally, impaired loans are evaluated for loss potential on an individual basis in accordance with “Accounting by Creditors for Impairment of a Loan,” and specific reserves are established based on thorough analysis of collateral values where loss potential exists. When an impaired loan is collateral dependent and a deficiency exists in the fair value of real estate collateralizing the loan in comparison to the associated loan balance, the deficiency is charged-off at that time. Impaired loans are reviewed no less frequently than quarterly.

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

The Company’s allowance for loan losses continues to decline in concert with the reduction in adversely classified assets and continued reduction in loan delinquencies and other relevant credit metrics. With the reduction in net charge-offs over the past several years, loss factors used in Management’s estimates have declined commensurately.

Overall, we believe that the allowance for loan losses is adequate to absorb probable losses in the loan portfolio at March 31, 2012, although there can be no assurance that future loan losses will not exceed our current estimates. The process for determining the adequacy of the allowance for loan losses is critical to our financial results. Please see Item 1A “Risk Factors” in our 2011 Form 10-K and Item 1A “Risk Factors” in this report.

Net Loan Charge-offs. For the quarter ended March 31, 2012, total net loan charge-offs were down from the both quarter ended December 31, 2011 and the first quarter of 2011. The Bank continued to recognize impairments on collateral dependent loans, primarily commercial real estate.

Loan Portfolio

The composition of the Bank’s loan portfolio was as follows for the periods shown:

(Dollars in Thousands)	March 31, 2012					December 31, 2011
	Funded Loan Totals	% of Gross Loans	Unfunded Loan Commitments	% of Gross Loans	Total Loan Commitments	Funded Loan Totals	% of Gross Loans	Unfunded Loan Commitments	% of Gross Loans	Total Loan Commitments	$ Change Total Loan Commitments
Construction, Land Dev & Other Land	$57,763	8%	$1,573	2%	$59,336	$81,241	10%	$2,203	3%	$83,444	$(24,108)
Commercial & Industrial	122,023	16%	47,992	63%	170,015	124,422	16%	49,387	63%	173,809	$(3,794)
Commercial Real Estate Loans	433,942	59%	485	1%	434,427	449,347	56%	1,723	2%	451,070	$(16,643)
Secured Multifamily Residential	22,532	3%	—	0%	22,532	21,792	3%	—	0%	21,792	$740
Other Commercial Loans Secured by RE	45,674	6%	18,150	24%	63,824	47,912	6%	18,355	23%	66,267	$(2,443)
Loans to Individuals, Family & Personal Expense	9,325	1%	1,011	1%	10,336	9,784	1%	732	1%	10,516	$(180)
Consumer/Finance	36,077	5%	—	0%	36,077	35,522	5%	270	0%	35,792	$285
Other Loans	16,090	2%	7,437	10%	23,527	27,594	3%	6,299	8%	33,893	$(10,366)
Overdrafts	234	0%	—	0%	234	264	0%	—	0%	264	$(30)

Gross loans	$743,660	100%	$76,648	101%	$820,308	$797,878	100%	$78,969	100%	$876,847	$(56,539)

The total loan commitments (funded and unfunded) by loan type and geographic region were as follows for the periods shown:

(Dollars in Thousands)	March 31, 2012
	Southern Oregon	Mid-Central Oregon	Northern California	Sacramento Valley	Total
Construction, Land Dev & Other Land	$26,790	$18,002	$3,018	$11,526	$59,336
Commercial & Industrial	94,313	26,101	21,796	27,805	170,015
Commercial Real Estate Loans	188,905	89,476	45,436	110,611	434,428
Secured Multifamily Residential	12,221	7,127	2,133	1,050	22,531
Other Commercial Loans Secured by RE	31,510	7,761	13,891	10,662	63,824
Loans to Individuals, Family & Personal Expense	6,874	890	1,444	1,128	10,336
Consumer/Finance	10,542	20,492	5,043	—	36,077
Other Loans	4,944	582	2,228	15,773	23,527

Subtotal	$376,099	$170,431	$94,989	$178,555	820,074

Overdrafts					234

Total					$820,308

The Bank’s total loan portfolio declined from December 31, 2011, reflecting the continued challenges in the local and national economy. As a result, commercial, real estate construction, and commercial & industrial loan balances declined from year end. While loan balances contracted, we have experienced an increase in our unfunded loan commitments. Loan totals have declined due to borrower deleveraging. The Company also exited a number of higher risk rated loan relationships over the past year which contributed to the contraction in the commercial real estate loan category over the same period.

Interest and fees earned on our loan portfolio are our primary source of revenue. Our ability to achieve loan growth will be dependent on many factors, including the effects of competition, economic conditions in our markets, retention and attraction of key personnel and valued customers, and our ability to close loans in the pipeline.

At March 31, 2012, the Bank had outstanding loan commitments of $20.6 million to persons serving as directors, executive officers, principal stockholders and their related interests. This compares to $20.8 million and $23.8 million at December 31, 2011 and March 31, 2011, respectively. These loans, when made, were made in the ordinary course of business on substantially the same terms, including interest rates, maturities and collateral, as comparable loans made to customers not related to the Bank.

One director who is also a borrower of the Bank has a fixed rate commercial real estate secured loan with an outstanding balance of approximately $669,000. During 2011, the loan was rated “substandard” and is currently on accrual status and reported as a TDR. After consultation with bank regulators, the board of directors (with the director/borrower excused) approved an extension of the loan maturity to June 2012 to give the borrower additional time to resolve the issue.

The Company manages new commercial, including agricultural, loan origination volume using concentration limits that establish maximum exposure levels by designated industry segment, real estate product types, geography, and single borrower limits. We expect the commercial loan portfolio to be an important contributor to growth in future revenues.

The table provided below summarizes the Bank’s level of concentrations in commercial real estate as of March 31, 2012, December 31, 2011 and March 31, 2011, respectively, as defined in the Interagency Guidelines for Real Estate Lending and the Commercial Real Estate Lending Joint Guidance policy. The results displayed document the Bank’s successful efforts to reduce CRE concentrations in the loan portfolio. Management anticipates that its continued efforts to reduce adversely classified assets will result in further reductions in concentrations of commercial real estate.

Commercial Real Estate (“CRE”)

Portfolio Policy Concentrations

	March 31, 2012	December 30, 2011	March 31, 2011	Guideline
Total Regulatory CRE[1]	278%	297%	337%	300%
Construction & Land Development CRE[2]	48%	65%	86%	100%
As a percent of total risk based capital ("TRBC")

[1]	Consists of CRE Const, CRE Residential SFR 1-4 Const, CRE Land Dev & Other Land, CRE NOO Term, C&I Loans not RE Secured to Finance CRE Activities
[2]	Consists of CRE Const, CRE Residential SFR 1-4 Const, CRE Land Dev & Other Land

As shown in the table below, the distribution of our commercial real estate loan portfolio at March 31, 2012, was fairly consistent with our branch presence in our operating markets.

Total CRE by count and geographic region

(Dollars in Thousands) except number of loans

	March 31, 2012
	Southern Oregon	Mid-Central Oregon	Northern California	Sacramento Valley	Total
Commercial Real Estate Loans	$188,852	$89,476	$45,436	$110,178	$433,942
Number of loans in region	317	85	83	113	598
Number of branches in region	13	9	15	7	44

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

The following table summarizes the Company’s non-performing assets as of March 31, 2012, and December 31, 2011:

(Dollars in Thousands)	March 31, 2012	December 31, 2011	$ Change	March 31, 2011	$ Change
Loans on nonaccrual status	$55,356	$76,097	$(20,741)	$109,753	$(54,397)
Loans past due greater than 90 days but not on nonaccrual status	524	144	380	91	433

Total non-performing loans	55,880	76,241	(20,361)	109,844	(53,964)
Other real estate owned and foreclosed assets	35,434	22,829	12,605	29,757	5,677

Total non-performing assets	$91,314	$99,070	$(7,756)	$139,601	$(48,287)

Percentage of non-performing assets to total assets	7.44%	7.83%		10.17%

At March 31, 2012, total non-performing assets were down compared to December 31, 2011. Non-performing assets and loans have also declined in terms of percentage of total assets and loans, respectively. The amount of additions to non-performing assets has slowed during 2012 versus the prior year. This is due to the positive impact of business improvement plans implemented by a number of borrowers in response to the current economic downturn.

Reductions in non-performing loans were largely due to the Company taking ownership of additional residential and commercial properties related to loans which previously were on nonaccrual status, nonaccrual loan payoffs, charge-offs, and the return of loans to performing status.

The following table summarizes the Company’s non-performing loans by loan type and geographic region as of March 31, 2012:

(Dollars in Thousands)	March 31, 2012
	Non-performing Loans
	Southern Oregon	Mid-Central Oregon	Northern California	Sacramento Valley	Totals	Funded Loan Totals	Percent NPL to Funded Loan Totals by Category
Construction, Land Dev & Other Land	$998	$9,777	$1,350	$4,337	$16,462	$57,763	28.5%
Commercial & Industrial	3,848	219	414	—	4,481	$122,023	3.7%
Commercial Real Estate Loans	14,677	8,707	1,977	1,691	27,052	$433,942	6.2%
Secured Multifamily Residential	232	—	—	—	232	$22,532	1.0%
Other Commercial Loans Secured by RE	977	366	934	2,020	4,297	$45,674	9.4%
Loans to Individuals, Family & Personal Expense	273	—	—	—	273	$9,325	2.9%
Consumer/Finance	33	306	2	—	341	$36,077	0.9%
Other Loans	2,695	—	—	47	2,742	$16,090	17.0%
Overdrafts	—	—	—	—	—	$234	0.0%

Total non-performing loans	$23,733	$19,375	$4,677	$8,095	$55,880	$743,660

Non-performing loans to total funded loans	7.0%	12.2%	5.4%	5.0%	7.5%
Total funded loans	$337,631	$158,258	$86,484	$161,287	$743,660

Troubled Debt Restructurings

The following tables summarize the Company’s troubled debt restructured loans by type and geographic region as of March 31, 2012:

(Dollars in Thousands)	March 31, 2012 Restructured loans
	Southern Oregon	Mid Oregon	Northern California	Sacramento Valley	Totals	Number of Loans
Construction, Land Dev & Other Land	$412	$5,978	$—	$5,211	$11,601	15
Commercial & Industrial	3,570	199	414	218	4,401	8
Commercial Real Estate Loans	13,924	196	525	—	14,645	8
Other Commercial Loans Secured by RE	209	—	207	2,020	2,436	5

Total restructured loans	$18,115	$6,373	$1,146	$7,449	$33,083	36

The following table presents the Company’s troubled debt restructured loans by year of maturity, according to the restructured terms, as of March 31, 2012:

(Dollars in Thousands)
Year	Amount
2012	$18,189
2013	7,875
2014	2,487
2015	—
2016	882
Thereafter	3,650

Total	$33,083

Deposits and Borrowings

The following table summarizes the quarterly average dollar amount in each of the deposit and borrowing categories during the three months ended March 31, 2012 and March 31, 2011:

(Dollars in Thousands) Averages for the Three Months Ended	March 31, 2012	% of Total	December 31, 2011	% of Total	$ Change	% Change	March 31, 2011	% of Total	$ Change	% Change
Non-interest bearing demand deposits	$298,234	27%	$301,485	26%	$(3,251)	-1%	$255,428	20%	$42,806	17%

Interest bearing demand	303,976	28%	316,884	28%	(12,908)	-4%	380,267	30%	(76,291)	-20%
Savings	88,440	8%	88,345	8%	95	0%	83,731	7%	4,709	6%
Time deposits	412,135	37%	444,791	39%	(32,656)	-7%	533,634	43%	(121,499)	-23%

Total average interest bearing deposits	804,551	73%	850,020	75%	(45,469)	-5%	997,632	80%	(193,081)	-19%

Total average deposits	$1,102,785		$1,151,505		$(48,720)	-4%	$1,253,060		$(150,275)	-12%

Securities sold under agreements to repurchase	$4,548	1%	$4,312	0%	$236	5%	$818	0%	$3,730	456%
Federal Home Loan Bank borrowings	—	0%	—	0%	—	nm	20	0%	(20)	-100%
Junior subordinated debentures	30,928	4%	30,928	3%	—	0%	30,928	3%	—	0%

Total average borrowings	$35,476	4%	$35,240	4%	$236	1%	$31,766	3%	$3,710	12%

Total average interest-bearing liabilities	$840,027		$885,260		$(45,233)	-5%	$1,029,398		$(189,371)	-18%

Total average deposits and borrowings	$1,138,261		$1,186,745		$(48,484)	-4%	$1,284,826		$(146,565)	-11%

nm=not meaningful

First quarter 2012 average total deposits declined 12% from the same quarter in 2011. This decrease was mainly due to the decision to continue to reduce higher cost time deposit balances, which declined 23% from the same quarter last year. Time deposits declined as a percentage of the Company’s average total deposits in the most recent quarter versus the same quarter last year. The combination of the Company’s efforts to reduce higher-cost time deposits and recent deposit pricing strategies to lower interest rates in concert with market conditions has helped reduce the average rate paid on total deposits in first quarter 2012, down significantly from the same quarter in 2011. Whether we will continue to be successful maintaining or growing our low cost deposit base will depend on various factors, including deposit pricing strategies, market interest rates, the effects of competition, client behavior, and regulatory changes and requirements.

Total brokered deposits were $241,000 at March 31, 2012 unchanged from December 31, 2011, and $745,000 at March 31, 2011. Brokered deposits are currently not being replaced as they mature.

At March 31, 2012, the balance of junior subordinated debentures issued in connection with our prior issuances of trust preferred securities was $30.9 million or unchanged from March 31, 2011. Under the December 2009 Written Agreement with the Oregon Department of Consumer and Business Services, Division of Finance and Corporate Securities (“DFCS”) and the Federal Reserve Bank (“Reserve Bank”), we must request regulatory approval prior to making payments on our trust preferred securities. For additional detail regarding Bancorp’s outstanding debentures, see Note 8 in the financial statements included under Item 1 of this report.

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

Deposits are our primary source of funds. Our loan to deposit ratio has declined since December 31, 2011 as a result of weak loan demand due to the current economic downturn and the Bank’s planned initiatives to reduce the level of higher risk loans. The decline in loan balances has resulted in an increase in the more liquid, but lower yielding investment securities portfolio. In light of our substantial liquidity position, we continued to reduce higher cost time deposits during the most recent quarter.

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

	March 31, 2012	December 31, 2011	March 31, 2011
Primary liquidity	32.05%	29.75%	22.40%
Fed funds sold and interest-bearing deposits/total assets	5.32%	2.58%	8.65%
Net non-core funding dependency	-4.10%	0.12%	-6.46%
Gross loans to deposits	68.66%	70.74%	74.79%

An analysis of liquidity should encompass a review of the changes that appear in the consolidated statements of cash flow for the three months ended March 31, 2012 and 2011. The statement of cash flows includes operating, investing, and financing categories.

Cash flows provided by operating activities was $10.0 million with the difference between cash provided by operating activities and a net loss of $4.2 million consisting primarily of noncash items of $3.5 million in the loan loss provision and $727,000 in depreciation and amortization. These noncash items were offset by $1.7 million of OREO due to impairment, $663,000 loss on sales of OREO and other foreclosed assets, and $2.2 million gain on sale of investment securities.

Cash flows provided by investing activities of $64.8 million consisted primarily of $58.5 million proceeds from sales, calls, pay downs, and maturities of securities, $29.1 million in net loan pay downs, $4.3 million in proceeds from the sale of OREO, offset by $27.0 million used for purchases of securities.

Cash flows used in financing activities of $44.0 million consisted primarily of $44.7 million net decrease in deposits, offset by $692,000 in net increase in securities sold under agreements to repurchase.

At March 31, 2012, the Bank had $4.9 million in borrowings from securities sold under an agreement to repurchase with various business customers. At March 31, 2012, the Bank had no outstanding borrowings against its $51.8 million in established borrowing capacity with the FHLB. The Bank had no outstanding borrowings at December 31, 2011 and March 31, 2011. The borrowing capacity at the FHLB declined from year end as the Company elected to hold a higher balance of unpledged securities. The Bank’s borrowing facility is subject to collateral and stock ownership requirements. The Bank also had an available discount window primary credit line with the Federal Reserve Bank of San Francisco of approximately $8.5 million, and $15.0 million from a correspondent bank with no balance outstanding on either facility, both of which are pursuant to collateralized credit arrangements.

In June 2010, Bancorp entered into a Written Agreement with the Federal Reserve Bank of San Francisco and DFCS. For detailed discussion of the Written Agreement, see Item 1, “Business – Supervision and Regulation” in our 2011 10-K. Under the Written Agreement, Bancorp may not directly or indirectly take dividends or other forms of payment representing a reduction in capital from the Bank without the prior written approval of the Reserve Bank and the DFCS. Also, under our Memorandum of Understanding, the Bank may not pay dividends to the holding company without the consent of the FDIC and the DFCS. At March 31, 2012, the holding company did not have any borrowing arrangements of its own.

Off-Balance Sheet Arrangements

At March 31, 2012, the Bank had off-balance sheet financial instruments of $76.9 million compared to $79.0 million at December 31, 2011 and $88.2 million at March 31, 2011. For additional information regarding off balance sheet arrangements and future financial commitments, see Note 10 “Commitments and Contingent Liabilities” in the financial statements included under Item 1 of this report.

Critical Accounting Policies

Management has identified the calculation of our allowance for credit losses, valuation of OREO, and estimates relating to income taxes as critical accounting policies. Each of these policies are discussed in our 2011 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies.”

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

As of the date of this report, the Company had achieved all of these requirements with the exception of the leverage ratio requirement. Prior to completing the Agreement with the FDIC in April 2010, we completed a common stock offering that raised $33.2 million in gross proceeds, which raised the Bank’s Tier 1 leverage ratio from 5.70% at December 31, 2009, to 8.21% at March 31, 2010. Subsequently the Bank has engaged in balance sheet management activities, including loan and deposit reductions which have further increased its capital ratios as noted above. Similarly, the Company has reduced its assets classified “Substandard” to 67% of Tier 1 capital plus ALLL as of March 31, 2012. As previously noted, the Company has demonstrated progress and is committed to achieving all the requirements of the Agreement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates. The Company’s market risk arises principally from interest rate risk in its lending, deposit and borrowing activities. Management actively monitors and manages its interest rate risk exposure. Although the Company manages other risks, such as credit quality and liquidity risk, in the normal course of business, Management considers interest rate risk to be a significant market risk, which could have a material effect on the Company’s financial condition and results of operations. Other types of market risks, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company’s business activities. The Company did not experience a significant change in market risk at March 31, 2012, as compared to December 31, 2011.

As stated in the annual report on Form 10-K for 2011, the Company attempts to monitor interest rate risk from the perspective of changes in the economic value of equity, also referred to as net portfolio value (NPV), and changes in net interest income. Changes to the NPV and net interest income are simulated using instant and permanent rate shocks of plus and minus 200 basis points, in increments of 100 basis points. It is the Company’s policy to manage interest rate risk to maximize long-term profitability under the range of likely interest-rate scenarios. For additional information, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during our most recent quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, in the normal course of business, PremierWest may become party to various legal actions. Management is unaware of any existing legal actions against the Company or its subsidiaries that Management believes will have a materially adverse impact on our business, financial condition or results of operations.

As previously reported, on January 3, 2012, the Company entered into a confidential master settlement agreement related to PremierWest Bank’s legal action to collect debts from Arthur Critchell Galpin, Eagle Point Developments, LLC, ACG Properties, LLC, and Eagle Point Golf Club, LLC, and on January 27, 2012, the related lawsuits in Circuit Court of the State of Oregon for Jackson County Case No. 11-4146-E-9 were dismissed.

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

Other than the following risk factors, there were no material changes in the risk factors presented in the Company’s Form 10-K for the year ended December 31, 2011.

During the first quarter of 2012, we announced proposed branch sales, consolidations and closures, as well as expense control initiatives, which are intended to provide annualized savings.

PremierWest Bank announced expense control initiatives including a restructuring of staff and processes that, when combined with the closure of nine branches and pending sale of two branches, is expected to result in annualized savings of approximately $4.4 million. As a result of the initiatives, staff positions will be eliminated and vacant positions will not be filled. The projected cost savings may not materialize and the branch sales remain subject to regulatory approval and customary closing conditions. In addition, consolidation of branches and reduction in staff levels could result in the loss of customers and higher than anticipated consolidation expenses. No assurance is given that we will be able to realize cost savings, maintain customer relationships or control consolidation expenses.

Risks Related to Our Company

We may be required to raise additional capital or sell assets in the future, but that capital or the opportunity to sell assets may not be available, or may only be available on unfavorable terms.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. The proceeds of our completed rights offering returned our status to “Well-Capitalized” levels, including exceeding the 10.0% risk-based capital level. We are, however, subject to a Consent Order that requires higher capital levels, as previously mentioned. Our Bank leverage ratio as of March 31, 2012, was 8.78%. If we are unable to increase our capital levels to the Consent Order requirements, we may be subject to penalties or further restrictions on our operations. In addition, future losses could reduce our capital levels. We may need to raise additional capital to maintain or improve our capital position or to support our operations. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we may not be able to raise additional capital on terms acceptable to us. Alternatively, we may be required to improve our capital ratios through the sale of assets. Market conditions for the sale of assets may not be favorable and we may not be able to lower asset levels sufficiently to meet the requirements of the Consent Order or to maintain existing capital levels. If we cannot raise additional capital or improve capital ratios through other options, our financial condition, and our ability to maintain or improve our capital position to support our operations and to continue as a going concern, could be materially impaired.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) [Not applicable.]

(b) [Not applicable.]

(c) None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(a) [Not applicable.]

(b) For a discussion of preferred stock dividend payments, which are being declared and accrued but not paid, please see Note 9 of the Notes to Financial Statements in Part I, Item 1 of this report.

ITEM 4. MINE SAFETY DISCLOSURES

(a) [Not applicable.]

ITEM 5. OTHER INFORMATION

[None.]

ITEM 6. EXHIBITS

Exhibits

3.1	Articles of Incorporation of PremierWest Bancorp (incorporated by reference to Exhibit 3.1 to Form 10-K filed March 16, 2011)

3.2	Amended and Restated Bylaws of PremierWest Bancorp (incorporated by reference to Exhibit 3.2 to Form 10-K filed March 16, 2010)

10.1	Employment Agreement with Steve Erb (incorporated by reference to Exhibit 99.1 to Form 8-K) filed April 6, 2012.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer (Principal Accounting and Principal Financial Officer) required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer (Principal Accounting and Principal Financial Officer) required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101	The following financial information from the Quarterly Report on Form 10-Q for the period ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Other Comprehensive Income; (iv) the Consolidated Statements of Changes in Shareholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.*

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities and Exchange Act of 1934, as amended and otherwise are not subject to liability under those sections.

SIGNATURES: Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: May 8, 2012

PREMIERWEST BANCORP

/s/ James M. Ford
James M. Ford, President and Chief Executive Officer

/s/ Douglas N. Biddle
Douglas N. Biddle, Chief Financial Officer and Principal Accounting Officer