Form 10-Q
period 2012-06-30
PREMIERWEST BANCORP
filed 2012-08-07
CIK 1102287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares outstanding of Registrant’s common stock as of August 2, 2012 was 10,034,741.

Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PREMIERWEST BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	June 30, 2012	December 31, 2011	June 30, 2011
ASSETS
Cash and cash equivalents:
Cash and due from banks	$26,522	$40,179	$29,535
Federal funds sold	8,940	4,030	3,000
Interest-bearing deposits	52,406	27,140	38,468

Total cash and cash equivalents	87,868	71,349	71,003

Interest-bearing certificates of deposit (original maturities greater than 90 days)	1,500	1,500	1,500
Investment securities:
Investment securities available-for-sale, at fair market value	299,909	314,160	285,451
Investment securities - Community Reinvestment Act	2,975	2,000	2,000
Restricted equity securities	3,148	3,255	3,365

Total investment securities	306,032	319,415	290,816

Mortgage loans held-for-sale	1,199	810	1,220

Loans, net of deferred loan fees	710,465	797,416	880,853
Allowance for loan losses	(19,518)	(22,683)	(28,433)

Loans, net	690,947	774,733	852,420

Premises and equipment, net of accumulated depreciation and amortization	41,728	46,272	47,318
Core deposit intangibles, net of amortization	1,758	1,990	2,222
Other real estate owned and foreclosed assets	33,895	22,829	27,579
Accrued interest and other assets	30,547	27,149	27,961

TOTAL ASSETS	$1,195,474	$1,266,047	$1,322,039

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Demand	$273,984	$281,519	$260,940
Interest-bearing demand and savings	403,176	414,477	426,366
Time deposits	368,442	431,753	490,532

Total deposits	1,045,602	1,127,749	1,177,838

Securities sold under agreements to repurchase	3,568	4,241	6,905
Junior subordinated debentures	30,928	30,928	30,928
Accrued interest and other liabilities	36,087	18,764	17,963

Total liabilities	1,116,185	1,181,682	1,233,634

COMMITMENTS AND CONTINGENCIES (Note 10)
SHAREHOLDERS’ EQUITY

Preferred Stock, net of unamortized discount, no par value 1,000,000 shares authorized, 41,400 shares issued and outstanding, liquidation preference $1,000 per share (41,400 at 12/31/2011 and 6/30/2011)	40,626	40,399	40,138
Common stock - no par value; 150,000,000 shares authorized; 10,034,741 shares issued and outstanding (10,035,241 at 12/31/2011 and 10,035,741 at 6/30/11)	208,527	208,469	208,395
Accumulated deficit	(176,600)	(169,818)	(162,283)
Accumulated other comprehensive income	6,736	5,315	2,155

Total shareholders’ equity	79,289	84,365	88,405

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,195,474	$1,266,047	$1,322,039

See accompanying notes.

PREMIERWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except for Loss per Share Data)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$11,412	$13,941	$22,592	$27,552
Interest on investments:
Taxable	1,692	1,680	3,576	2,971
Nontaxable	11	26	25	71
Interest on federal funds sold	2	2	4	4
Other interest and dividends	60	48	98	131

Total interest and dividend income	13,177	15,697	26,295	30,729

INTEREST EXPENSE
Deposits:
Interest-bearing demand and savings	98	278	201	645
Time	1,277	2,136	2,746	4,433
Interest on securities sold under agreements to repurchase	3	7	7	8
Junior subordinated debentures	165	150	333	316

Total interest expense	1,543	2,571	3,287	5,402

Net interest income	11,634	13,126	23,008	25,327

LOAN LOSS PROVISION	1,275	—	4,775	6,300

Net interest income after loan loss provision	10,359	13,126	18,233	19,027

NON-INTEREST INCOME
Service charges on deposit accounts	888	921	1,753	1,876
Other commissions and fees	697	671	1,346	1,316
Net gain on sale of securities, available-for-sale	227	423	2,395	772
Investment brokerage and annuity fees	370	426	808	926
Mortgage banking fees	105	84	220	209
Other non-interest income	307	168	555	695

Total non-interest income	2,594	2,693	7,077	5,794

NON-INTEREST EXPENSE
Salaries and employee benefits	6,277	7,113	13,087	14,139
Net cost of operations of other real estate owned and foreclosed assets	1,223	4,406	3,647	6,530
Net occupancy and equipment	1,761	1,845	3,573	3,723
FDIC and state assessments	711	798	1,382	1,921
Professional fees	629	757	1,037	1,633
Communications	453	480	921	955
Advertising	193	207	391	452
Third-party loan costs	314	431	569	727
Professional liability insurance	213	175	426	401
Problem loan expense	789	102	2,077	190
Other non-interest expense	1,684	1,558	3,673	2,941

Total non-interest expense	14,247	17,872	30,783	33,612

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,294)	(2,053)	(5,473)	(8,791)

PROVISION FOR INCOME TAXES	37	5	47	21

NET LOSS	(1,331)	(2,058)	(5,520)	(8,812)

PREFERRED STOCK DIVIDENDS AND DISCOUNT ACCRETION	634	613	1,262	1,269

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(1,965)	$(2,671)	$(6,782)	$(10,081)

LOSS PER COMMON SHARE:
BASIC	$(0.20)	$(0.27)	$(0.68)	$(1.00)

DILUTED	$(0.20)	$(0.27)	$(0.68)	$(1.00)

See accompanying notes.

PREMIERWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Dollars in Thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

NET LOSS	$(1,331)	$(2,058)	$(5,520)	$(8,812)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized gain on available-for-sale securities	1,352	4,427	4,763	2,817
Tax on adjustment for unrealized gain	(541)	(1,771)	(1,905)	(1,127)
Adjustment for realized gain included in net loss	(227)	(423)	(2,395)	(772)
Tax on adjustment for realized gain	91	169	958	309
Amortization of unrealized loss for investment securities transferred to held-to-maturity (net of tax benefit of $1 and $8 at 6/30/2011)	—	1	—	(12)

Total other comprehensive income, net of tax	675	2,403	1,421	1,215

COMPREHENSIVE INCOME (LOSS)	$(656)	$345	$(4,099)	$(7,597)

See accompanying notes.

PREMIERWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in Thousands, Except Share Amounts)

	Preferred Stock		Common Stock		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

	Shares	Amount	Shares	Amount
BALANCE - December 31, 2010	41,400	$39,946	10,034,830	$208,324	$(152,202)	$940	$97,008
Net loss	—	—	—	—	(15,051)	—	(15,051)
Total other comprehensive income, net of tax	—	—	—	—	—	4,375	4,375
Preferred stock dividend accrued	—	—	—	—	(2,112)	—	(2,112)
Restricted stock issued	—	—	750	—	—	—	—
Cash paid for fractional shares in connection with 1-for-10 reverse stock split	—	—	(339)	(1)	—	—	(1)
Stock-based compensation expense	—	—	—	146	—	—	146
Accretion of discount from Series B preferred stock	—	453	—	—	(453)	—	—

BALANCE - December 31, 2011	41,400	$40,399	10,035,241	$208,469	$(169,818)	$5,315	$84,365
Net loss	—	—	—	—	(5,520)	—	(5,520)
Total other comprehensive income, net of tax	—	—	—	—	—	1,421	1,421
Preferred stock dividend accrued	—	—	—	—	(1,035)	—	(1,035)
Restricted stock forfeited	—	—	(500)	—	—	—	—
Stock-based compensation expense	—	—	—	58	—	—	58
Accretion of discount from Series B preferred stock	—	227	—	—	(227)	—	—

BALANCE - June 30, 2012	41,400	$40,626	10,034,741	$208,527	$(176,600)	$6,736	$79,289

See accompanying notes.

PREMIERWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	For The Six Months Ended
	June 30, 2012	June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(5,520)	$(8,812)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	1,406	1,698
Loan loss provision	4,775	6,300
Deferred income taxes	—	(15)
Amortization of premiums and accretion of discounts on investment securities, net	2,738	1,477
Gain on sale of investment securities	(2,395)	(772)
Funding of loans held-for-sale	(12,893)	(10,128)
Proceeds from sale of loans held-for-sale	12,724	10,046
Mortgage banking fees	(220)	(209)
Change in BOLI value	(248)	(23)
Stock-based compensation expense	58	72
Loss on sales of premises and equipment	78	164
Impairment of premises and equipment	719	—
Loss (gain) on sale of other real estate owned and foreclosed assets, net	280	(1,127)
Write down of other real estate owned due to impairment	3,164	6,810
Write down of low income housing tax credit investment	107	105
Cash due to other financial institution for branch sale	15,433	—
Changes in accrued interest receivable/payable and other assets/liabilities	(642)	400

Net cash provided by operating activities	19,564	5,986

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities available-for-sale	(79,888)	(209,968)
Proceeds from principal payments received on securities available-for-sale	18,892	20,655
Proceeds from sale of securities available-for-sale	71,850	114,295
Proceeds from maturities and calls of investment securities available-for-sale	3,500	—
Proceeds from maturities and calls of investment securities held-to-maturity	—	2,893
Proceeds from FHLB stock redemption	107	109
Loan payments, net	57,006	74,121
Purchase of premises and equipment	(88)	(1,011)
Proceeds from disposal of premises and equipment	997	22
Purchase of low income housing tax credit investments	(96)	(663)
Purchase of improvements for other real estate owned and foreclosed assets	—	(10)
Proceeds from sale of other real estate owned and foreclosed assets	7,495	7,129

Net cash provided by investing activities	79,775	7,572

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(82,147)	(88,411)
Net decrease in Federal Home Loan Bank borrowings	—	(22)
Net (decrease) increase in securities sold under agreements to repurchase	(673)	6,905
Cash paid for fractional shares in connection with 1-for-10 reverse stock split	—	(1)

Net cash used in financing activities	(82,820)	(81,529)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16,519	(67,971)
CASH AND CASH EQUIVALENTS - Beginning of the period	71,349	138,974

CASH AND CASH EQUIVALENTS - End of the period	$87,868	$71,003

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$2,932	$5,180

Cash paid for taxes	$3	$40

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES:
Transfers of loans to other real estate owned and foreclosed assets	$22,005	$8,372

Preferred stock dividend declared and accrued during the period but not yet paid	$1,035	$1,077

Trust preferred securities interest accrued during the period but not yet paid	$333	$316

Accretion of preferred stock discount	$227	$192

See accompanying notes.

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – The accompanying consolidated financial statements include the accounts of PremierWest Bancorp (the “Company” or “PremierWest”) and its wholly-owned subsidiary, PremierWest Bank (the “Bank”).

The Bank offers a full range of financial products and services through a network of 32 full service branch offices, 26 of which are located along the Interstate 5 freeway corridor between Roseburg, Oregon, and Sacramento, California. Of the 32 full service branch offices, 17 are located in Oregon (Jackson, Josephine, Deschutes, Douglas and Klamath Counties) and 15 are located in California (Siskiyou, Shasta, Butte, Tehama, Sacramento, Nevada, Placer, and Yolo Counties). The Bank’s activities include commercial, real estate, installment and mortgage loans; checking, time deposit and savings accounts; mortgage loan brokerage services; and automated teller machines (“ATM”) and safe deposit facilities. The Bank has three subsidiaries: Premier Finance Company, PremierWest Investment Services, Inc. and Blue Star Properties, Inc. During the second quarter of 2012, the Bank closed the offices of Premier Finance Company and consolidated its operations into the Bank. PremierWest Investment Services, Inc. operates throughout the Bank’s market area providing brokerage services for investment products including stocks, bonds, mutual funds and annuities. Blue Star Properties, Inc. serves solely to hold real estate properties for the Company but is currently inactive.

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

During the second quarter of 2012, the Company consolidated nine of its branches into existing nearby branches and sold two branches. Five of the consolidated branches were located in Oregon, and the other four consolidated branches were located in California. The two branches sold were located in California. The decision to consolidate these branches and the projected reduction in expense followed an extensive branch network analysis with a focus on reducing expense, improving efficiency, and positively impacting the overall value of the Company. These branches represented less than 10% of the total bank-wide deposits. Branch consolidation is projected to result in expense savings of approximately $1.9 million annually. The Company has incurred branch consolidation costs of approximately $1.0 million as of June 30, 2012.

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

The balance sheet data as of December 31, 2011, was derived from audited financial statements and do not include all disclosures contained in the 2011 Annual Report to Shareholders. The interim consolidated financial statements should be read in conjunction with the Company’s 2011 consolidated financial statements, including the notes thereto, included in the 2011 Annual Report to Shareholders as filed with the Securities and Exchange Commission on Form 10-K. The reader should keep in mind that the results of operations for the interim periods shown in the accompanying consolidated financial statements are not necessarily indicative of results for any future interim periods or the entire fiscal year.

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

In preparing these financial statements, the Company has evaluated events and transactions subsequent to June 30, 2012, for potential recognition or disclosure in the financial statements. In Management’s opinion, all accounting adjustments necessary to accurately reflect the financial position and results of operations on the accompanying financial statements have been made. These adjustments include normal and recurring accruals considered necessary for a fair and accurate presentation

.

Reclassifications – Certain reclassifications have been made to the 2011 consolidated financial statements to conform to current quarter presentations. These reclassifications have no effect on previously reported shareholders’ equity, net loss or loss per share.

Stock dividends – Share and per share data in the accompanying consolidated financial statements reflect all previously declared and paid stock dividends. The Company did not declare a stock dividend in the quarter ended June 30, 2012.

Cash dividends – No cash dividends on common stock were declared in the quarter ended June 30, 2012.

On August 17, 2009, a cash dividend of $517,500 was paid to the United States Department of the Treasury pursuant to the Troubled Asset Relief Program Capital Purchase Program for the 41,400 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B, with cumulative dividends at a rate of 5.0% per annum for the first five years and 9.0% per annum thereafter. Payments have not been made since the third quarter of 2009; however, the Company has continued to accrue dividends through the second quarter of 2012. As of June 30, 2012, accrued dividends totaled approximately $6.1 million, of which approximately $5.0 million was accrued through December 31, 2011.

NOTE 2 – REGULATORY AGREEMENT, ECONOMIC CONDITIONS AND MANAGEMENT’S PLAN

Based on the results of an examination completed during the third quarter of 2009, effective April 6, 2010, the Bank stipulated to the issuance of a formal regulatory Consent Order (the “Agreement”) with the Federal Deposit and Insurance Corporation (“FDIC”) and the Oregon Division of Finance and Corporate Securities (the “DFCS”), the Bank’s principal regulators, primarily as a result of recent significant operating losses and increasing levels of adversely-classified loans. The Agreement imposes certain operating restrictions on the Bank, all of which we believe have been implemented by the Bank.

In addition, among the corrective actions required under the Consent Order, the Bank must retain qualified management, restrict dividends, reduce adversely-classified loans, maintain an adequate allowance for loan losses, revise the strategic plan and various policies, as well as, maintain elevated capital levels. The Agreement also provides timelines and thresholds from the date of issuance to achieve the aforementioned corrective actions. We believe the Bank has achieved compliance with all the requirements with the exception of the one relating to capital levels.

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

NOTE 3 – STOCK-BASED COMPENSATION

At June 30, 2012, PremierWest Bancorp had one active equity incentive plan – the 2011 Stock Incentive Plan (“2011 Plan”). Upon the recommendation of the Compensation Committee, the Board of Directors adopted the PremierWest Bancorp 2011 Plan effective February 24, 2011, subject to shareholder approval, which was received at the Annual Shareholder Meeting on May 26, 2011. The 2011 Plan authorizes the issuance of up to 500,000 shares of stock, all of which were available for issuance at December 31, 2011. With the adoption of the 2011 Plan, no further grants will be made under the 2002 Plan. At June 30, 2012 there were unexercised grants totaling 67,287 shares, all of which had been made under the 1992 Plan or the 2002 Plan.

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

During the six month period ended June 30, 2012, stock option activity was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Stock options outstanding, 12/31/2011	74,743	$91.75
Issued	—	—
Forfeited	—	—
Expired	(7,456)	51.57

Stock options outstanding, 6/30/2012	67,287	96.20	3.69	$—

Stock options exercisable, 6/30/2012	51,978	$96.48	3.12	$—

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

There were no stock options granted or restricted stock grants during the second quarter of 2012. During the six months ended June 30, 2011, there were 750 restricted stock grants issued. There were 500 restricted stock grants forfeited during the six months ended June 30, 2012.

As of June 30, 2012, there were 750 restricted stock grants outstanding, all expected to fully vest between 2016 and 2018.

Accounting for “Share-Based Payment” requires that the cash flows from the tax benefits resulting from tax deductions in excess of the compensation expense recognized for stock options (excess tax benefits) be reported as financing cash flows. There were no excess tax benefits classified as financing cash inflows for the six months ended June 30, 2012, and June 30, 2011, respectively.

Stock-based compensation expense recognized under the standard was $58,000 with a related tax benefit of $23,200 for the six months ended June 30, 2012, compared to stock-based compensation expense of $72,000, with a related tax benefit of $28,800, for the six months ended June 30, 2011.

At June 30, 2012, unrecognized stock-based compensation expense was $242,000 and $2,000 for stock options and restricted stock grants; respectively, and will be expensed over a weighted-average period of approximately 1.4 years and 3.1 years respectively.

NOTE 4 – INVESTMENT SECURITIES

Investment securities at June 30, 2012 and December 31, 2011 consisted of the following:

(Dollars in Thousands)
	June 30, 2012
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale:
Collateralized mortgage obligations	$139,860	$1,416	$(479)	$140,797
Mortgage-backed securities	89,403	2,664	(75)	91,992
U.S. Government and agency securities	1,776	23	—	1,799
Obligations of states and political subdivisions	62,134	3,297	(110)	65,321

Total available-for-sale	$293,173	$7,400	$(664)	$299,909

Investment securities -
Other Community Reinvestment Act	$2,975	$—	$—	$2,975

Restricted equity securities	$3,148	$—	$—	$3,148

	December 31, 2011
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale:
Collateralized mortgage obligations	$134,074	$1,036	$(694)	$134,416
Mortgage-backed securities	70,449	1,344	(20)	71,773
U.S. Government and agency securities	39,899	1,194	—	41,093
Obligations of states and political subdivisions	64,423	2,652	(197)	66,878

Total available-for-sale	$308,845	$6,226	$(911)	$314,160

Investment securities -
Other Community Reinvestment Act	$2,000	$—	$—	$2,000

Restricted equity securities	$3,255	$—	$—	$3,255

The table below presents the gross unrealized losses and fair value of the Bank’s investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2012 and December 31, 2011. Of these amounts at June 30, 2012, 28 available-for-sale investments comprised the less than 12 months category and one available-for-sale investment comprised the 12 months or more category.

(Dollars in Thousands)
	Less than 12 months		12 months or more		Total
At June 30, 2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale:
Collateralized mortgage obligations	$67,941	$(476)	$752	$(3)	$68,693	$(479)
Mortgage-backed securities	22,373	(75)	—	—	22,373	(75)
Obligations of states and political subdivisions	10,140	(110)	—	—	10,140	(110)

Total	$100,454	$(661)	$752	$(3)	$101,206	$(664)

	Less than 12 months		12 months or more		Total
At December 31, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale:
Collateralized mortgage obligations	$76,461	$(688)	$1,728	$(6)	$78,189	$(694)
Mortgage-backed securities	7,318	(20)	—	—	7,318	(20)
U.S. Government and agency securities	15,747	(197)	—	—	15,747	(197)

Total	$99,526	$(905)	$1,728	$(6)	$101,254	$(911)

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

The amortized cost and estimated fair value of investment securities at June 30, 2012, by maturity are shown below. The amortized cost and fair value of collateralized mortgage obligations and mortgage-backed securities are presented by expected average life, rather than contractual maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay underlying loans without prepayment penalties.

At June 30, 2012
(Dollars in Thousands)
	Available-for-sale
	Amortized Cost	Estimated Fair Value

Due in one year or less	$26,285	$26,107
Due after one year through five years	194,015	197,482
Due after five years through ten years	55,098	57,348
Due after ten years	17,775	18,972

Total investment securities	$293,173	$299,909

At June 30, 2012, investment securities with an estimated fair value of $158.1 million were pledged to secure public deposits, certain nonpublic deposits and borrowings.

The following table presents the cash proceeds from the sales of securities and their associated gross realized gains and gross realized losses that are in earnings for the three months and six months ended June 30, 2012 and 2011:

(Dollars in Thousands)	For the Three Months Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Gross realized gain on sale of securities	$274	$595	$2,442	$1,002
Gross realized loss on sale of securities	(47)	(172)	(47)	(230)

Net realized gain on sale of securities	$227	$423	$2,395	$772

Proceeds from sale of securities	$22,835	$74,472	$71,850	$114,295

As required of all members of the Federal Home Loan Bank (“FHLB”) system, the Company maintains an investment in the capital stock of the FHLB in an amount equal to the greater of $500 or 0.5% of home mortgage loans and pass-through securities plus 5.0% of the outstanding balance of mortgage home loans sold to FHLB under the Mortgage Purchase Program. The FHLB system, the largest government sponsored entity in the United States, is made up of 12 regional banks, including the FHLB of Seattle and the FHLB of San Francisco. Participating banks record the value of FHLB stock equal to its par value at $100 per share. At June 30, 2012, the Company held approximately $2.1 million in FHLB stock. The Company is required to hold FHLB’s stock in order to receive advances and views this investment as long-term. Thus, when evaluating it for impairment, the value is determined based on the recovery of the par value through redemption by the FHLB or from the sale to another member, rather than by recognizing temporary declines in value. The FHLB of Seattle disclosed that it reported net income for the six month period ended June 30, 2012. On October 25, 2010, the FHLB of Seattle entered into a Stipulation and Consent to the Issuance of a Consent Order with the Federal Housing Finance Agency (“Finance Agency”). The Finance Agency continues to deem the FHLB of Seattle “undercapitalized” under the Finance Agency’s Prompt Corrective Action rule. The Company has concluded that its investment in FHLB is not impaired as of June 30, 2012, and believes that it will ultimately recover the par value of its investment in this stock.

NOTE 5 – LOANS

Loans as of June 30, 2012 and December 31, 2011, consisted of the following:

(Dollars in Thousands)	June 30, 2012	December 31, 2011

Construction, Land Dev & Other Land	$47,968	$81,241
Commercial & Industrial	116,457	124,422
Commercial Real Estate Loans	423,569	449,347
Secured Multifamily Residential	20,604	21,792
Other Commercial Loans Secured by RE	44,026	47,912
Loans to Individuals, Family & Personal Expense	9,334	9,784
Consumer/Finance	36,606	35,522
Other Loans	12,037	27,594
Overdrafts	227	264

Gross loans	710,828	797,878
Less: allowance for loan losses	(19,518)	(22,683)
Less: deferred fees and restructured loan concessions	(363)	(462)

Loans, net	$690,947	$774,733

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

•

Analyses are performed to establish the loss factors based on historical experience, as well as expected losses based on qualitative evaluations of such factors as the economic trends and conditions, industry conditions, levels and trends in delinquencies and impaired loans, levels and trends in charge-offs and recoveries, among others. Minimum loss factors are then established based on a weighted average of historical loss experience by risk classification within each loan category pool. The minimum or historical loss factor, whichever is larger, is applied to loan category pools segregated by risk classification to estimate the loss inherent in the Company’s loan portfolio pursuant to “Accounting for Contingencies.”

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

In prior quarters, loss factors used to estimate loss potential within the loan portfolio were solely based on actual historical experience. Beginning in this quarter, minimum loss factors are also developed based on a weighted average of historical loss experience by risk classification within each loan category pool. The minimum or historical loss factor, whichever is larger, is now applied to loan category pools segregated by risk classification to estimate the loss inherent in the Company’s loan portfolio pursuant to “Accounting for Contingencies.” This change in methodology had no material impact on the Company’s total allowance for loan losses.

Transactions in the allowance for loan losses for the three months and six months ended June 30, 2012 and 2011, were as follows:

Allowance for Credit Losses and Recorded Investment in Financing Receivables

	Construction, Land Dev	Comm & Industrial	Comm Real Estate	Comm Real Estate Multi	Comm Real Estate - Other	Loans to Individuals	Consumer Finance	Other Loans, Concessions, and Overdrafts	Total
For the three months ended June 30, 2012
Allowance for credit losses:

Beginning balance	$3,973	$4,407	$7,162	$233	$1,295	$447	$2,596	$211	$20,324
Charge-offs and concessions	(1,913)	(4)	(276)	—	(378)	(3)	(229)	(1,325)	(4,128)
Recoveries	719	1,028	91	—	12	6	163	28	2,047
Provision	1,634	(1,381)	(195)	(71)	306	(283)	(948)	2,213	1,275

Ending balance	$4,413	$4,050	$6,782	$162	$1,235	$167	$1,582	$1,127	$19,518

For the six months ended June 30, 2012
Allowance for credit losses:

Beginning balance	$4,473	$4,678	$8,582	$242	$1,425	$487	$2,502	$294	$22,683
Charge-offs and concessions	(5,858)	(357)	(1,239)	—	(651)	(271)	(722)	(1,350)	(10,448)
Recoveries	740	1,116	211	—	18	26	356	41	2,508
Provision	5,058	(1,387)	(772)	(80)	443	(75)	(554)	2,142	4,775

Ending balance	$4,413	$4,050	$6,782	$162	$1,235	$167	$1,582	$1,127	$19,518

Ending balance: individually evaluated for impairment	$147	$62	$43	$44	$—	$—	$—	$—	$296

Ending balance: collectively evaluated for impairment	$4,266	$3,988	$6,739	$118	$1,235	$167	$1,582	$1,127	$19,222

Loans:

Ending balance	$47,968	$116,457	$423,569	$20,604	$44,026	$9,334	$36,606	$12,264	$710,828

Ending balance: individually evaluated for impairment	$11,567	$4,381	$16,317	$226	$4,114	$271	$146	$1,431	$38,453

Ending balance: collectively evaluated for impairment	$36,401	$112,076	$407,252	$20,378	$39,912	$9,063	$36,460	$10,833	$672,375

Allowance for Credit Losses and Recorded Investment in Financing Receivables

	Construction, Land Dev	Comm & Industrial	Comm Real Estate	Comm Real Estate Multi	Comm Real Estate - Other	Loans to Individuals	Consumer Finance	Other Loans, Concessions, and Overdrafts	Total
For the three months ended June 30, 2011
Allowance for credit losses:

Beginning balance	$8,694	$6,077	$9,611	$446	$4,611	$1,072	$2,253	$602	$33,366
Charge-offs	(3,177)	(1,027)	(1,404)	(56)	(588)	(3)	(342)	(19)	(6,616)
Recoveries	33	1,329	114	—	(9)	—	204	12	1,683
Provision	(26)	2,100	(452)	(196)	(1,621)	(898)	838	255	—

Ending balance	$5,524	$8,479	$7,869	$194	$2,393	$171	$2,953	$850	$28,433

For the six months ended June 30, 2011
Allowance for credit losses:

Beginning balance	$7,335	$9,831	$10,146	$122	$4,498	$946	$2,401	$303	$35,582
Charge-offs	(9,060)	(2,618)	(4,533)	(56)	(2,248)	(3)	(608)	(41)	(19,167)
Recoveries	61	4,710	552	—	83	—	288	24	5,718
Provision	7,188	(3,444)	1,704	128	60	(772)	872	564	6,300

Ending balance	$5,524	$8,479	$7,869	$194	$2,393	$171	$2,953	$850	$28,433

Ending balance: individually evaluated for impairment	$—	$23	$1,062	$—	$282	$—	$—	$—	$1,367

Ending balance: collectively evaluated for impairment	$5,524	$8,456	$6,807	$194	$2,111	$171	$2,953	$850	$27,066

Loans:
Ending balance	$107,624	$133,356	$494,599	$22,791	$50,641	$12,203	$35,561	$25,878	$882,653

Ending balance: individually evaluated for impairment	$49,636	$1,740	$34,004	$144	$4,335	$20	$139	$2,487	$92,505

Ending balance: collectively evaluated for impairment	$57,988	$131,616	$460,595	$22,647	$46,306	$12,183	$35,422	$23,391	$790,148

The following tables summarize the Company’s loans past due, both accruing and non-accruing, by type as of June 30, 2012 and December 31, 2011:

(Dollars in Thousands)							Recorded
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Investment > 90 Days Past Due and Accruing
June 30, 2012:

Construction, Land Dev & Other Land	$—	$1,319	$8,929	$10,248	$37,720	$47,968	$—
Commercial & Industrial	297	648	220	1,165	115,292	116,457	—
Commercial Real Estate Loans	—	176	8,926	9,102	414,467	423,569	—
Secured Multifamily Residential	—	—	—	—	20,604	20,604	—
Other Commercial Loans Secured by RE	386	485	2,941	3,812	40,214	44,026	—
Loans to Individuals, Family & Personal Expense	6	—	261	267	9,067	9,334	—
Consumer/Finance	1,187	325	146	1,658	34,948	36,606	146
Other Loans and Overdrafts	—	—	1,431	1,431	10,833	12,264	—

Total	$1,876	$2,953	$22,854	$27,683	$683,145	$710,828	$146

December 31, 2011:

Construction, Land Dev & Other Land	$2,296	$81	$19,532	$21,909	$59,332	$81,241	$62
Commercial & Industrial	128	—	2,778	2,906	121,516	124,422	—
Commercial Real Estate Loans	967	—	14,845	15,812	433,535	449,347	—
Secured Multifamily Residential	242	—	—	242	21,550	21,792	—
Other Commercial Loans Secured by RE	302	230	1,019	1,551	46,361	47,912	—
Loans to Individuals, Family & Personal Expense	108	—	618	726	9,058	9,784	1
Consumer/Finance	1,005	275	81	1,361	34,161	35,522	81
Other Loans and Overdrafts	250	1,228	1,697	3,175	24,683	27,858	—

Total	$5,298	$1,814	$40,570	$47,682	$750,196	$797,878	$144

Impaired loans by type as of June 30, 2012, and interest income recognized for the six months ended June 30, 2012, were as follows:

(Dollars in Thousands)	Unpaid			Average	Interest
	Principal Balance	Recorded Investment	Related Allowance	Recorded Investment	Income Recognized
June 30, 2012

With no Related Allowance:
Construction, Land Dev & Other Land	$23,747	$10,610	$—	$14,226	$—
Commercial & Industrial	3,977	3,977	—	2,641	—
Commercial Real Estate Loans	18,217	15,876	—	20,931	—
Other Commercial Loans Secured by RE	5,458	4,114	—	3,988	—
Loans to Individuals, Family & Personal Expense	810	271	—	402	—
Consumer/Finance	—	146	—	213	5
Other Loans	1,623	1,431	—	2,545	—

Total	$53,832	$36,425	$—	$44,946	$5

With a Related Allowance:
Construction, Land Dev & Other Land	$957	$957	$147	$765	$—
Commercial & Industrial	404	404	62	1,037	—
Commercial Real Estate Loans	441	441	43	5,429	—
Secured Multifamily Residential	226	226	44	234	—
Other Loans	—	—	—	122	—

Total	$2,028	$2,028	$296	$7,587	$—

Total Impaired Loans:
Construction, Land Dev & Other Land	$24,704	$11,567	$147	$14,991	$—
Commercial & Industrial	4,381	4,381	62	3,678	—
Commercial Real Estate Loans	18,658	16,317	43	26,360	—
Secured Multifamily Residential	226	226	44	234	—
Other Commercial Loans Secured by RE	5,458	4,114	—	3,988	—
Loans to Individuals, Family & Personal Expense	810	271	—	402	—
Consumer/Finance	—	146	—	213	5
Other Loans	1,623	1,431	—	2,667	—

Total Impaired Loans	$55,860	$38,453	$296	$52,533	$5

Included in the table above are $146,000 of Consumer loans that are 90 days past due and still accruing interest. These loans are charged-off according to policy after 120 days. The remaining loans are on non-accrual status at June 30, 2012.

Impaired loans by type as of December 31, 2011 and interest income recognized for the twelve months ended December 31, 2011, were as follows:

(Dollars in Thousands)	Unpaid			Average	Interest
	Principal Balance	Recorded Investment	Related Allowance	Recorded Investment	Income Recognized
December 31, 2011

With no Related Allowance:
Construction, Land Dev & Other Land	$55,821	$35,952	$—	$40,510	$5
Commercial & Industrial	4,668	3,545	—	1,766	—
Commercial Real Estate Loans	27,377	18,031	—	30,981	—
Secured Multifamily Residential	—	—	—	98	—
Other Commercial Loans Secured by RE	4,661	3,536	—	3,566	—
Loans to Individuals, Family & Personal Expense	1,483	633	—	189	—
Consumer/Finance	81	81	—	140	15
Other Loans	3,367	3,175	—	2,535	—

Total	$97,458	$64,953	$—	$79,785	$20

With a Related Allowance:
Construction, Land Dev & Other Land	$—	$—	$—	$3,760	$—
Commercial & Industrial	1,662	1,662	202	994	—
Commercial Real Estate Loans	15,131	9,626	1,885	9,012	—
Other Commercial Loans Secured by RE	—	—	—	1,990	—
Loans to Individuals, Family & Personal Expense	—	—	—	64	—

Total	$16,793	$11,288	$2,087	$15,820	$—

Total Impaired Loans:
Construction, Land Dev & Other Land	$55,821	$35,952	$—	$44,270	$5
Commercial & Industrial	6,330	5,207	202	2,760	—
Commercial Real Estate Loans	42,508	27,657	1,885	39,993	—
Secured Multifamily Residential	—	—	—	98	—
Other Commercial Loans Secured by RE	4,661	3,536	—	5,556	—
Loans to Individuals, Family & Personal Expense	1,483	633	—	253	—
Consumer/Finance	81	81	—	140	15
Other Loans	3,367	3,175	—	2,535	—

Total Impaired Loans	$114,251	$76,241	$2,087	$95,605	$20

Included in the table above are $81,000 of consumer loans that are 90 days past due and still accruing interest. These loans are charged-off according to policy after 120 days. There are also $62,000 of construction, land development loans and a $1,000 loan in the individuals, family and personal expense category that are 90 days past due and still accruing interest. The remaining loans are on non-accrual status at December 31, 2011.

Loans by type, including a breakdown of classified loans, as of June 30, 2012, and December 31, 2011, were as follows:

(Dollars in Thousands)

Credit quality indicators as of June 30, 2012 and December 31, 2011 were as follows:

June 30, 2012	Construction, Land Dev	Comm & Industrial	Comm Real Estate	Comm Real Estate Multi	Comm Real Estate - Other	Loans to Individuals	Other Loans and Overdraft	Total

Pass	$21,206	$77,029	$269,700	$8,521	$36,577	$9,041	$9,865	$431,939
Watch	425	8,309	41,941	5,465	290	—	685	57,115
Special Mention	9,475	5,023	44,809	6,392	1,495	—	25	67,219
Substandard	16,862	26,096	67,119	226	5,664	293	1,689	117,949

Total	$47,968	$116,457	$423,569	$20,604	$44,026	$9,334	$12,264	674,222

Total Consumer Credit								36,606

Total loans								$710,828

Consumer Credit Exposure

Credit Risk Profile Based on Payment Activity

Consumer

Performing	$36,460
Nonperforming	146

Total	$36,606

December 31, 2011	Construction, Land Dev	Comm & Industrial	Comm Real Estate	Comm Real Estate Multi	Comm Real Estate - Other	Loans to Individuals	Other Loans and Overdraft	Total

Pass	$23,558	$73,312	$273,068	$9,246	$37,145	$9,063	$22,822	$448,214
Watch	303	7,832	55,246	5,740	490	—	725	70,336
Special Mention	17,232	6,098	51,243	6,564	2,926	—	—	84,063
Substandard	40,148	37,180	69,790	242	7,351	721	4,311	159,743

Total	$81,241	$124,422	$449,347	$21,792	$47,912	$9,784	$27,858	762,356

Total Consumer Credit								35,522

Total loans								$797,878

Consumer Credit Exposure

Credit Risk Profile Based on Payment Activity

Consumer

Performing	$35,441
Nonperforming	81

Total	$35,522

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

Loss – Loans classified as loss, are considered uncollectible and of such little value that the continuance as an active Company asset is not warranted. This rating does not mean that the loan has no recovery or salvage value, but rather that the loan should be charged off now, even though partial or full recovery may be possible in the future.

Consumer finance loans are not risk rated; however, loans greater than 90 days past due are reported as non-performing loans. These loans are charged off when they are 120 days past due; however, if these loans are secured by real estate, the Company may choose to write these loans down to the fair value of the collateral.

Troubled Debt Restructurings (“TDR”) – At June 30, 2012 and December 31, 2011, loans of $27.9 million and $51.7 million, respectively, were classified as restructured loans. The restructurings were granted in response to borrower financial difficulty, and provide for a modification of loan repayment terms. As of June 30, 2012 and December 31, 2011, no available commitments were outstanding on troubled debt restructurings.

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

The following tables summarize the Company’s troubled debt restructured loans by type, geographic region, and maturities as of June 30, 2012:

(Dollars in Thousands)
	June 30, 2012 Restructured loans
	Southern Oregon	Mid Oregon	Northern California	Sacramento Valley	Totals	Number of Loans
Construction, Land Dev & Other Land	$331	$5,355	$135	$3,721	$9,542	16
Commercial & Industrial	3,517	—	598	216	4,331	9
Commercial Real Estate Loans	6,517	4,769	176	—	11,462	8
Other Commercial Loans Secured by RE	579	—	318	1,661	2,558	9

Total restructured loans	$10,944	$10,124	$1,227	$5,598	$27,893	42

(Dollars in Thousands)
Year	Amount
2012	$13,781
2013	6,005
2014	3,506
2015	116
2016	873
Thereafter	3,612

Total	$27,893

The following table presents troubled debt restructurings by accrual or non-accrual status as of June 30, 2012 and December 31, 2011:

(Dollars in Thousands)
	June 30, 2012
	Restructured loans
	Accrual Status	Non-accrual Status	Total Modifications
Construction, Land Dev & Other Land	$984	$8,558	$9,542
Commercial & Industrial	860	3,471	4,331
Commercial Real Estate Loans	6,456	5,006	11,462
Other Commercial Loans Secured by RE	209	2,349	2,558

Total restructured loans	$8,509	$19,384	$27,893

	December 31, 2011
	Restructured loans
	Accrual Status	Non-accrual Status	Total Modifications
Construction, Land Dev & Other Land	$1,452	$28,361	$29,813
Commercial & Industrial	1,289	3,740	5,029
Commercial Real Estate Loans	1,118	13,258	14,376
Other Commercial Loans Secured by RE	211	2,239	2,450

Total restructured loans	$4,070	$47,598	$51,668

As of June 30, 2012, there were 13 borrowers with loans designated as TDR’s that met the criteria for placement back on accrual status. This criteria is a minimum of six months of continuous satisfactory (less than 30 days past-due) payment performance under existing or modified terms, and this payment performance would be expected to continue as documented by analysis based on current financial statements and/or tax returns.

The following tables present newly restructured loans by type of modification that occurred during the three months and six months ended June 30, 2012 and 2011, respectively. No modification terms included principal forgiveness in the newly restructured loans that occurred during these periods:

(Dollars in Thousands)
	Three Months Ended June 30, 2012
	Interest Only	Term	Combination	Total Modifications
Construction, Land Dev & Other Land	$—	$107	$—	$107
Commercial & Industrial	—	48	—	48
Commercial Real Estate Loans	—	—	1,625	1,625
Other Commercial Loans Secured by RE	—	486	—	486

Total restructured loans	$—	$641	$1,625	$2,266

	Three Months Ended June 30, 2012
	Interest Only	Term	Combination	Total Modifications
Construction, Land Dev & Other Land	$—	$—	$—	$—
Commercial & Industrial	—	—	—	—
Commercial Real Estate Loans	—	314	5,626	5,940
Other Commercial Loans Secured by RE	—	—	—	—

Total restructured loans	$—	$314	$5,626	$5,940

	Six Months Ended June 30, 2011
	Interest Only	Term	Combination	Total Modifications
Construction, Land Dev & Other Land	$—	$1,282	$359	$1,641
Commercial & Industrial	—	48	825	873
Commercial Real Estate Loans	—	196	1,882	2,078
Other Commercial Loans Secured by RE	—	486	—	486

Total restructured loans	$—	$2,012	$3,066	$5,078

	Six Months Ended June 30, 2011
	Interest Only	Term	Combination	Total Modifications
Construction, Land Dev & Other Land	$—	$—	$—	$—
Commercial & Industrial	—	—	—	—
Commercial Real Estate Loans	—	314	5,626	5,940
Other Commercial Loans Secured by RE	—	—	—	—

Total restructured loans	$—	$314	$5,626	$5,940

The following table represents financing receivables modified within the last 12 months as TDR’s and had a payment default during the three months and six months ended June 30, 2012 and 2011, respectively:

(Dollars in Thousands)
	Three Months Ended
	June 30, 2012	June 30, 2011
Construction, Land Dev & Other Land	$7,024	$—
Commercial & Industrial	—	—
Commercial Real Estate Loans	—	5,741
Other Commercial Loans Secured by RE	1,661	—

Total restructured loans	$8,685	$5,741

	Six Months Ended
	June 30, 2012	June 30, 2011
Construction, Land Dev & Other Land	$7,024	$—
Commercial & Industrial	—	—
Commercial Real Estate Loans	—	5,741
Other Commercial Loans Secured by RE	1,661	—

Total restructured loans	$8,685	$5,741

NOTE 7 – FEDERAL HOME LOAN BANK BORROWINGS AND OTHER BORROWINGS

The Bank had no long-term borrowings outstanding with the FHLB at June 30, 2012 and December 31, 2011. The Bank also participates in the Cash Management Advance (“CMA”) program with the FHLB. CMA borrowings are short-term borrowings that mature within one day and accrue interest at the variable rate as published by the FHLB. As of June 30, 2012 and December 31, 2011, the Bank had no outstanding CMA borrowings. When borrowings with the FHLB occur, they are collateralized as provided for under the Advances, Security and Deposit Agreement between the Bank and the FHLB and include the Bank’s FHLB stock and any funds or investment securities held by the FHLB that are not otherwise pledged for the benefit of others. At June 30, 2012, the Bank maintained a line of credit with the FHLB of Seattle for $50.9 million and was in compliance with its related collateral requirements.

The Bank also had $15.0 million available for additional borrowing from a correspondent bank; and $3,000 available for borrowing from the Federal Reserve discount window. On June 29, 2012 collateral was inadvertently transferred from the Federal Reserve discount window reducing the Company’s borrowing capacity as of June 30, 2012. The collateral was transferred back on July 2, 2012, restoring the Company’s borrowing capacity to $7.5 million on July 11, 2012.

During the first quarter of 2011, the Company began a program to sell securities under agreements to repurchase. At June 30, 2012, the Bank had $3.6 million securities sold under agreements to repurchase with a maximum balance at any month-end during the quarter of $3.8 million and a weighted average quarterly balance of $4.1 million, and an interest rate of 0.30% during the quarter. At December 31, 2011, the Bank had $4.2 million securities sold under agreements to repurchase with a maximum balance at any month end during the year of $6.9 million, a weighted average yearly balance of $3.8 million, and an interest range of 0.30% to 0.50% during the year.

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

Following are the terms of the junior subordinated debentures as of June 30, 2012.

(Dollars in Thousands)
Trust Name	Issue Date	Issued Amount	Rate		Maturity Date	Redemption Date

PremierWest Statutory Trust I	December 2004	$7,732,000	LIBOR + 1.75	% (1)	December 2034	December 2009

PremierWest Statutory Trust II	December 2004	7,732,000	LIBOR + 1.79	% (2)	March 2035	March 2010

Stockmans Financial Trust I	August 2005	15,464,000	LIBOR + 1.42	% (3)	September 2035	September 2010

		$30,928,000

(1)

PremierWest Statutory Trust I was bearing interest at the fixed rate of 5.65% until mid-December 2009, at which time it changed to a variable rate of 3-month LIBOR (0.470% at June 15, 2012) plus 1.75% or 2.220%, adjusted quarterly, through the final maturity date in December 2034.

(2)

PremierWest Statutory Trust II was bearing interest at the fixed rate of 5.65% until March 2010, at which time it changed to the variable rate of 3-month LIBOR (0.470% at June 15, 2012) plus 1.79% or 2.260%, adjusted quarterly, through the final maturity date in March 2035.

(3)

Stockmans Financial Trust I was bearing interest at the fixed rate of 5.93% until September 2010, at which time it changed to the variable rate of 3-month LIBOR (0.470% at June 15, 2012) plus 1.42% or 1.890%, adjusted quarterly, through the final maturity date in September 2035.

The Oregon Department of Consumer and Business Services, which supervises banks and bank holding companies through its Division of Finance and Corporate Securities, and the Federal Reserve have policies that encourage banks and bank holding companies to pay dividends from current earnings, and have the general authority to limit the dividends paid by banks and bank holding companies, respectively. The Company does not expect to be in a position to pay interest payments on trust preferred securities without regulatory approval or until the Bank is considered “well-capitalized” and has satisfied conditions in its regulatory agreement (see Note 2). The Company is permitted to defer such interest payments for up to 20 consecutive quarters, but during a deferral period it is prohibited from making dividend payments on its capital stock. The amount of accrued and unpaid interest was approximately $2.6 million as of June 30, 2012. At June 30, 2012, the Company had deferred payment of interest for eleven consecutive quarters.

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

While payments have not been made since the third quarter of 2009, or the last eleven quarters, the Company has continued to accrue dividends through the second quarter of 2012. As of June 30, 2012, accrued and unpaid dividends totaled approximately $6.1 million.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve various levels and elements of credit and interest rate risk in excess of the amount recognized in the accompanying consolidated financial statements. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. As of June 30, 2012, the Company had a total of $71.1 million of unfunded loan commitments consisting of $65.4 million of commitments to extend credit to customers and $5.4 million of standby letters related to extensions of credit. The Company also had approximately $252,000 of other unsecured lines of credit related to overdraft protection for demand deposit accounts.

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

The Bank also maintains a reserve against these off-balance sheet financial instruments. The amount of the reserve was $311,000 at June 30, 2012 which was an increase of $213,000 from December 31, 2011. This increase was incurred to enhance our provision for off-balance sheet credit risk as part of a revision of the Company’s allowance for loan and lease losses methodology.

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

The following summarizes the weighted average shares outstanding for computation of basic and diluted shares for the three months and six months ended June 30, 2012 and 2011.

Three months ended June 30:	2012	2011
Weighted average number of common shares:
Average shares outstanding-basic	10,034,741	10,034,491
Average shares outstanding-diluted	10,034,741	10,034,491

Six months ended June 30:	2012	2011
Weighted average number of common shares:
Average shares outstanding-basic	10,034,741	10,034,656
Average shares outstanding-diluted	10,034,741	10,034,656

As of June 30, 2012, and 2011, stock options of 67,287 and 77,593, respectively, were not included in the computation of diluted earnings per share, as well as the U.S. Treasury Warrant to purchase 109,039 shares of common stock, as their inclusion would have been anti-dilutive.

NOTE 12 – INCOME TAXES

At June 30, 2012, December 31, 2011, and June 30, 2011, the Company’s deferred tax assets were fully offset by a valuation allowance. Under generally accepted accounting principles, a valuation analysis is required to be established if it is “more likely than not” that the deferred tax asset will not be realized. The determination of realizing deferred tax assets is highly subjective and dependent upon judgment concerning Management’s evaluation of both positive and negative evidence, including forecasts of future income, applicable tax planning strategies and assessments of current and future economic and business conditions. Positive evidence includes the ability to implement tax planning strategies to accelerate taxable income recognition and the probability that taxable income will be generated in future periods. Negative evidence includes the Company’s cumulative loss in the prior three year period and the current general business and economic environment.

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

The following table presents information about these securities and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

(Dollars in Thousands)	Fair Value Measurements
	At June 30, 2012, Using
Description	Fair Value 6/30/2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
Collateralized mortgage obligations	$140,797	$—	$140,797	$—
Mortgage-backed securities	91,992	—	91,992	—
U.S. Government and agency securities	1,799	—	1,799	—
Obligations of states and political subdivisions	65,321	—	65,321	—

Total assets measured at fair value	$299,909	$—	$299,909	$—

	Fair Value Measurements At December 31, 2011, Using
Description	Fair Value 12/31/2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
Collateralized mortgage obligations	$134,416	$—	$134,416	$—
Mortgage-backed securities	71,773	—	71,773	—
U.S. Government and agency securities	41,093	—	41,093	—
Obligations of states and political subdivisions	66,878	—	66,878	—

Total assets measured at fair value	$314,160	$—	$314,160	$—

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

Other Real Estate and Foreclosed Assets – Other real estate and foreclosed assets (“OREO”) acquired through foreclosure or deeds in lieu of foreclosure are carried at fair value, less costs to sell, or estimated net realizable value utilizing current property appraisal valuations. When property is acquired, any excess of the loan balance over the estimated net realizable value is charged to the allowance for loan losses. Holding costs, subsequent write-downs to net realizable value, if any, or any disposition gains or losses are included in non-interest expense. The Bank had $33.9 million and $22.8 million in OREO at June 30, 2012, and December 31, 2011, respectively.

The following table presents the fair value measurement for non-earning assets as of June 30, 2012, and December 31, 2011, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value on a non-recurring basis:

(Dollars in Thousands)	Fair Value Measurements
	As of June 30, 2012, Using
Description	Fair Value 6/30/2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total period losses included in earnings
Other real estate owned and foreclosed assets	$33,895	$—	$—	$33,895	$(1,553)
Loans measured for impairment, net of specific reserves	18,781	—	—	18,781	(6,869)

Total impaired assets measured at fair value	$52,676	$—	$—	$52,676	$(8,422)

	Fair Value Measurements As of December 31, 2011, Using
Description	Fair Value 12/31/2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total period losses included in earnings
Other real estate owned and foreclosed assets	$22,829	$—	$—	$22,829	$(8,950)
Loans measured for impairment, net of specific reserves	36,525	—	—	36,525	(19,677)

Total impaired assets measured at fair value	$59,354	$—	$—	$59,354	$(28,627)

As of June 30, 2012, and December 31, 2011, all non-performing loans were considered impaired and were measured for impairment. The table below shows the detail of the various categories of impaired loans:

(Dollars in Thousands)	As of June 30, 2012	As of December 31, 2011
	Carrying Value	Carrying Value
Impaired loans with charge-offs loan-to-date (1)	$17,049	$27,324
Impaired loans with specific reserves	2,028	7,600
Impaired loans with both specific reserves and charge-offs loan-to-date (1)	—	3,688

Subtotal impaired loans with specific reserves and/or charge-offs loan-to-date	19,077	38,612
Specific reserves associated with impaired loans	(296)	(2,087)

Total loans measured for impairment, net of specific reserves	$18,781	$36,525

Impaired loans without charge-offs or specific reserves	$19,376	$37,629
Loans with specific reserves and/or charge-offs loan-to-date	19,077	38,612

Total impaired loans	$38,453	$76,241

(1)	Represents loans reduced for charge-offs incurred from inception of the loans

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

The estimated fair values of the Company’s significant on-balance sheet financial instruments at June 30, 2012, and December 31, 2011, were as follows:

(Dollars in Thousands)	As of June 30, 2012		As of December 31, 2011
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

Financial assets:
Cash and cash equivalents	$87,868	$87,868	$71,349	$71,349
Interest-bearing certificates of deposit (original maturities greater than 90 days)	$1,500	$1,500	$1,500	$1,500
Investment securities available-for-sale	$299,909	$299,909	$314,160	$314,160
Investment securities - CRA	$2,975	$2,975	$2,000	$2,000
Restricted equity investments	$3,148	$3,148	$3,255	$3,255
Loans held-for-sale	$1,199	$1,199	$810	$810
Loans	$710,828	$714,294	$797,878	$799,218
Accrued interest receivable	$4,028	$4,028	$4,567	$4,567

Financial liabilities:
Deposits	$1,045,602	$1,050,296	$1,127,749	$1,133,695
Securities sold under agreements to repurchase	$3,568	$3,568	$4,241	$4,241
Junior subordinated debentures	$30,928	$11,437	$30,928	$12,999
Accrued interest payable	$2,761	$2,761	$2,536	$2,536

The following tables present information about the level in the fair value hierarchy for the Company’s assets and liabilities that are not measured on a recurring basis as of June 30, 2012 and December 31, 2011.

(Dollars in Thousands)	Fair Value at June 30, 2012
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$87,868	$87,868	$—	$—
Interest-bearing certificates of deposit (original maturities greater than 90 days)	1,500	1,500	—	—
Investment securities - CRA	2,975	—	2,975	—
Restricted equity investments	3,148	—	3,148	—
Loans held-for-sale	1,199	—	1,199	—
Loans	714,294	—	—	714,294
Accrued interest receivable	4,028	4,028	—	—
Financial liabilities:
Deposits	$1,050,296	$—	$1,050,296	$—
Securities sold under agreements to repurchase	3,568	—	3,568	—
Junior subordinated debentures	11,437	—	—	11,437
Accrued interest payable	2,761	2,761	—	—

(Dollars in Thousands)	Fair Value at December 31, 2011
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$71,349	$71,349	$—	$—
Interest-bearing certificates of deposit (original maturities greater than 90 days)	1,500	1,500	—	—
Investment securities - CRA	2,000	—	2,000	—
Restricted equity investments	3,255	—	3,255	—
Loans held-for-sale	810	—	810	—
Loans	799,218	—	—	799,218
Accrued interest receivable	4,567	4,567	—	—
Financial liabilities:
Deposits	$1,133,695	$—	$1,133,695	$—
Securities sold under agreements to repurchase	4,241	—	4,241	—
Junior subordinated debentures	12,999	—	—	12,999
Accrued interest payable	2,536	2,536	—	—

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

Readers should carefully review all disclosures we file from time to time with the Securities and Exchange Commission (“SEC”).

Second Quarter 2012 Financial Overview

During second quarter 2012, we recorded:

•	Net loss applicable to common shareholders of $2.0 million, compared to a $4.8 million net loss in first quarter 2012 and a $2.7 million net loss in second quarter 2011;

•	Loan loss provision expense of $1.3 million versus $3.5 million in first quarter 2012 and none in second quarter 2011;

•	Net loan charge-offs of $2.1 million compared to net loan charge-offs of $5.9 million in first quarter 2012 and $4.9 million in second quarter 2011;

•	Net OREO and foreclosed asset expenses of $1.2 million, a reduction from $2.4 million in first quarter 2012 and $4.4 million in second quarter 2011;

•	Net interest margin of 4.34%, an increase from 4.10% in first quarter 2012 and 4.19% in second quarter 2011.

•	Average rate paid on total deposits and borrowings of 0.56%, a decline from 0.62% in the first quarter in 2012 and 0.83% in second quarter 2012.

Management continued to execute strategies that have resulted in further strengthening of the Company, including:

•	Reducing adversely classified loans to $118.1 million, down from $140.0 million at March 31, 2012 and $207.1 million at June 30, 2011;

•	Reducing non-performing assets to $72.3 million, a decline from $91.3 million at March 31, 2012 and $120.1 million at June 30, 2011;

•

Completed the consolidation of nine branches into existing nearby offices and sale of two branches to reduce expenses and improve efficiency with only modest losses in deposits. These branches represented approximately $102.0 million, or less than 10% of total Bank wide deposits as of December 31, 2011. As of June 30, 2012, only $29.1 million in deposits have been lost as a result of this initiative, including $16.3 million located in the two branches sold to another financial institution. This action is projected to result in expense savings of approximately $1.9 million annually;

•

Initiated additional expense control initiatives including a restructuring of staff and processes that are projected to result in annualized savings of approximately $2.5 million. As a result of these changes, some staff positions were eliminated and other vacant positions were not filled in order to create a more efficient organization.

•	Strengthening the Bank’s total risk-based and leverage capital ratios to 13.64% and 9.01%, respectively, as compared to 13.23% and 8.78% at March 31, 2012 and 12.65% and 8.71% at June 30, 2011;

•	Maintaining non-interest bearing demand deposits at 26% of total deposits, as compared to 26% in first quarter 2012 and 22% in second quarter 2011.

OPERATING RESULTS

Net Interest Income

Net interest income for the quarter and six months ended June 30, 2012 declined from the three and six months ended June 30, 2011. This is primarily due to a decline in average interest earning assets during these periods as a result of the Company’s deleveraging strategy. Correspondingly, average interest bearing liabilities decreased during these same periods. Changes in the balance sheet mix also contributed to declines in net interest income during these periods. Loan balances have declined through payoffs and charge-offs. Investment securities have grown as a proportion of the balance sheet with loan demand continuing to be weak due to the economic slowdown. As such, investment securities, which typically generate a lower yield than loans, comprise a higher percentage of the Bank’s earning assets.

Net interest income for the current quarter increased from the quarter ended March 31, 2012 despite the decline in earning assets between the periods. Interest income increased due to the collection of approximately $500,000 in loan interest from the sale of a note and the return of a loan to accruing status. Interest expense continued to decline due to the reduction in the balances of and rates paid on certificates of deposit.

Certain reclassifications have been made to the following financial table presentations to conform to current period presentations. These reclassifications have no effect on previously reported net loss per share.

STATEMENT OF OPERATIONS OVERVIEW

(Dollars in Thousands, Except for Loss per Share Data)
	For the Three Months Ended June 30, 2012	For the Three Months Ended March 31, 2012	$ Change	% Change	For the Three Months Ended June 30, 2011	$ Change	% Change

Interest and dividend income	$13,177	$13,118	$59	0%	$15,697	$(2,520)	-16%
Interest expense	1,543	1,744	(201)	-12%	2,571	(1,028)	-40%

Net interest income	11,634	11,374	260	2%	13,126	(1,492)	-11%
Loan loss provision	1,275	3,500	(2,225)	-64%	—	1,275	nm
Non-interest income	2,594	4,483	(1,889)	-42%	2,693	(99)	-4%
Non-interest expense	14,247	16,536	(2,289)	-14%	17,872	(3,625)	-20%

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,294)	(4,179)	2,885	69%	(2,053)	759	37%
PROVISION FOR INCOME TAXES	37	10	27	270%	5	32	640%

NET LOSS	(1,331)	(4,189)	2,858	68%	(2,058)	727	35%
PREFERRED STOCK DIVIDENDS AND DISCOUNT ACCRETION	634	628	6	1%	613	21	3%

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(1,965)	$(4,817)	$2,852	59%	$(2,671)	$706	26%

LOSS PER COMMON SHARE:
BASIC (1)	$(0.20)	$(0.48)	$0.28	58%	$(0.27)	$0.07	26%

DILUTED (1)	$(0.20)	$(0.48)	$0.28	58%	$(0.27)	$0.07	26%

Average common shares outstanding - basic (1)	10,034,741	10,034,741	—	0%	10,034,491	250	0%
Average common shares outstanding - diluted (1)	10,034,741	10,034,741	—	0%	10,034,491	250	0%

nm=not meaningful

	For the Six Months Ended June 30, 2012	For the Six Months Ended June 30, 2011	$ Change	% Change

Interest and dividend income	$26,295	$30,729	$(4,434)	-14%
Interest expense	3,287	5,402	(2,115)	-39%

Net interest income	23,008	25,327	(2,319)	-9%
Loan loss provision	4,775	6,300	(1,525)	-24%
Non-interest income	7,077	5,794	1,283	22%
Non-interest expense	30,783	33,612	(2,829)	-8%

LOSS BEFORE PROVISION FOR INCOME TAXES	(5,473)	(8,791)	3,318	38%
PROVISION FOR INCOME TAXES	47	21	26	124%

NET LOSS	(5,520)	(8,812)	3,292	37%
PREFERRED STOCK DIVIDENDS AND DISCOUNT ACCRETION	1,262	1,269	(7)	-1%

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(6,782)	$(10,081)	$3,299	33%

LOSS PER COMMON SHARE:
BASIC (1)	$(0.68)	$(1.00)	$0.32	32%

DILUTED (1)	$(0.68)	$(1.00)	$0.32	32%

Average common shares outstanding - basic (1)	10,034,741	10,034,656	85	0%
Average common shares outstanding - diluted (1)	10,034,741	10,034,656	85	0%

(1)	As of June 30, 2012, June 30, 2011, and March 31, 2012, 109,039 common shares related to the potential exercise of the warrant issued to the U.S. Treasury pursuant to the Troubled Asset Relief Program (TARP) Capital Purchase Program were not included in the computation of diluted earnings per share as their inclusion would have been anti-dilutive.

The following table provides the reconciliation of net loss applicable to common shareholders to pre-tax, pre-credit operating income (non-GAAP) for the periods presented:

Reconciliation of Non-GAAP Measure:

Non-GAAP Operating Income

(Dollars in Thousands)

For The Three Months Ended	June 30, 2012	March 31, 2012	$ Change	% Change	June 30, 2011	$ Change	% Change

Net loss applicable to common shareholders	$(1,965)	$(4,817)	$2,852	59%	$(2,671)	$706	26%
Provision for loan losses	1,275	3,500	(2,225)	-64%	—	1,275	nm
Net cost of operations of other real estate owned and foreclosed assets	1,223	2,424	(1,201)	-50%	4,406	(3,183)	-72%
Provision for income taxes	37	10	27	270%	5	32	640%
Preferred stock dividends and discount accretion	634	628	6	1%	613	21	3%

Pre-tax, pre-credit cost operating income	$1,204	$1,745	$(541)	-31%	$2,353	$(1,149)	-49%

nm=not meaningful

For The Six Months Ended	June 30, 2012	June 30, 2011	$ Change	% Change

Net loss applicable to common shareholders	$(6,782)	$(10,081)	$3,299	33%
Provision for loan losses	4,775	6,300	(1,525)	-24%
Net cost of operations of other real estate owned and foreclosed assets	3,647	6,530	(2,883)	-44%
Provision for income taxes	47	21	26	124%
Preferred stock dividends and discount accretion	1,262	1,269	(7)	-1%

Pre-tax, pre-credit cost operating income	$2,949	$4,039	$(1,090)	-27%

Reconciliation of Non-GAAP Measure:

Tax Equivalent Net Loss Applicable to Common Shareholders

(Dollars in Thousands)

For the Three Months ended	June 30, 2012	March 31, 2012	$ Change	% Change	June 30, 2011	$ Change	% Change

Net interest income	$11,634	$11,374	$260	2%	$13,126	$(1,492)	-11%
Tax equivalent adjustment for municipal loan interest	42	42	—	0%	45	(3)	-7%
Tax equivalent adjustment for municipal bond interest	8	9	(1)	-11%	17	(9)	-53%

Tax equivalent net interest income	11,684	11,425	259	2%	13,188	(1,504)	-11%
Provision for loan losses	1,275	3,500	(2,225)	-64%	—	1,275	nm
Non-interest income	2,594	4,483	(1,889)	-42%	2,693	(99)	-4%
Non-interest expense	14,247	16,536	(2,289)	-14%	17,872	(3,625)	-20%
Provision for income taxes	37	10	27	270%	5	32	640%

Tax equivalent net loss	(1,281)	(4,138)	2,857	69%	(1,996)	715	36%
Preferred stock dividends and discount accretion	634	628	6	1%	613	21	3%

Tax equivalent net loss applicable to common shareholders	$(1,915)	$(4,766)	$2,851	60%	$(2,609)	$694	27%

nm=not meaningful

For the Six Months ended	June 30, 2012	June 30, 2011	$ Change	% Change

Net interest income	$23,008	$25,327	$(2,319)	-9%
Tax equivalent adjustment for municipal loan interest	84	89	(5)	-6%
Tax equivalent adjustment for municipal bond interest	17	47	(30)	-64%

Tax equivalent net interest income	23,109	25,463	(2,354)	-9%
Provision for loan losses	4,775	6,300	(1,525)	-24%
Non-interest income	7,077	5,794	1,283	22%
Non-interest expense	30,783	33,612	(2,829)	-8%
Provision for income taxes	47	21	26	124%

Tax equivalent net loss	(5,419)	(8,676)	3,257	38%
Preferred stock dividends and discount accretion	1,262	1,269	(7)	-1%

Tax equivalent net loss applicable to common shareholders	$(6,681)	$(9,945)	$3,264	33%

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

Net Interest Margin

Net interest margin for the three and six months ended June 30, 2012 increased as compared to the same periods in 2011, despite the decline in higher yielding loan balances during 2012. This was primarily due to the collection of approximately $500,000 in loan interest from the sale of a note in second quarter 2012. This additional interest income resulted in a 20 and 10 basis points increase in net interest margin for the three and six months ended June 30, 2012, respectively, as compared to similar periods in 2011. Margins were also positively impacted by the continued decline in costs of interest-bearing liabilities caused by the Company’s on-going efforts to reduce higher-cost certificates of deposits as a source of funding. The yields on investment securities have remained relatively stable throughout these periods, however declined slightly in second quarter 2012. This was due primarily to an increase in premium amortization on collateralized mortgage obligations as a result of a drop in interest rates to historically low levels during the period. Net interest margin for second quarter 2012 increased as compared to first quarter 2012 for similar reasons noted above.

	For the Three Months Ended
	June 30, 2012			March 31, 2012			June 30, 2011
	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates
(Dollars in Thousands)
ASSETS:
Interest earning balances due from banks	$43,897	$28	0.26%	$38,722	$19	0.20%	$60,236 $	41	0.27%
Federal funds sold	3,310	2	0.24%	3,033	2	0.27%	3,159	2	0.25%
Investments - taxable	301,681	1,692	2.26%	305,829	1,884	2.48%	285,007	1,680	2.36%
Investments - nontaxable	1,351	19	5.66%	1,068	23	8.66%	2,176	43	7.93%
Investments - equity securities	3,174	17	2.15%	3,252	3	0.37%	3,393	1	0.12%
Gross loans (1)	729,203	11,454	6.32%	766,868	11,222	5.89%	907,055	13,986	6.18%
Mortgages held for sale	1,100	15	5.48%	686	16	9.38%	603	6	3.99%

Total interest earning assets	1,083,716	13,227	4.91%	1,119,458	13,169	4.73%	1,261,629	15,759	5.01%
Allowance for loan losses	(20,635)			(21,868)			(33,229)
Other assets	138,948			145,106			129,444

Total assets	$1,202,029			$1,242,696			$1,357,844

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Interest-bearing deposits	402,738	98	0.10%	411,249	103	0.10%	447,650	278	0.25%
Time deposits	384,744	1,277	1.33%	412,135	1,469	1.43%	505,887	2,136	1.69%
Short-term borrowings	4,107	3	0.29%	4,548	4	0.35%	5,503	7	0.51%
Long-term borrowings	30,928	165	2.15%	30,928	168	2.18%	30,940	150	1.94%

Total interest bearing liabilities	822,517	1,543	0.75%	858,860	1,744	0.82%	989,980	2,571	1.04%
Non-interest-bearing deposits	277,983			279,400			259,668
Other liabilities	19,922			18,943			17,927
Equity	81,607			85,493			90,269

Total liabilities and shareholders’ equity	$1,202,029			$1,242,696			$1,357,844

Net interest income (3)		$11,684			$11,425			$13,188

Net interest spread			4.16%			3.91%			3.97%

Average yield on earning assets (2) (3)			4.91%			4.73%			5.01%
Interest expense to earning assets			0.57%			0.63%			0.82%
Net interest income to earning assets (2) (3)			4.34%			4.10%			4.19%

Reconciliation of Non-GAAP measure:
Tax Equivalent Net Interest Income

Net interest income		$11,634			$11,374			$13,126
Tax equivalent adjustment for municipal loan interest		42			42			45
Tax equivalent adjustment for municipal bond interest		8			9			17

Tax equivalent net interest income		$11,684			$11,425			$13,188

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

(1)	Non-performing loans of approximately $38.5 million at 6/30/2012, $55.9 million at 3/31/2012, $92.5 million for 6/30/2011 are included in the average loan balances.
(2)	Loan interest income includes loan fee income of $22,000, $25,000, and $61,000 for the three months ended 06/30/2012, 3/31/2012, and 6/30/2011, respectively.
(3)	Tax-exempt income has been adjusted to a tax equivalent basis at a 40% effective rate. The amount of such adjustment was an increase to recorded pre-tax income of $50,000, $51,000, and $62,000 for the three months ended June 30, 2012, March 31, 2012, and June 30, 2011, respectively.

	For the Six Months Ended
	June 30, 2012			June 30, 2011
	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates
(Dollars in Thousands)
ASSETS:
Interest earning balances due from banks	$41,310 $	47	0.23%	$89,708	$115	0.26%
Federal funds sold	3,171	4	0.25%	3,180	4	0.25%
Investments - taxable	303,755	3,576	2.37%	246,643	2,971	2.43%
Investments - nontaxable	1,209	42	6.99%	3,528	118	6.74%
Investments - equity securities	3,213	20	1.25%	3,431	2	0.12%
Gross loans (1)	748,036	22,676	6.10%	933,544	27,641	5.97%
Mortgages held for sale	893	31	6.98%	662	14	4.26%

Total interest earning assets	1,101,587	26,396	4.82%	1,280,696	30,865	4.86%
Allowance for loan losses	(21,252)			(34,065)
Other assets	142,027			131,058

Total assets	$1,222,362			$1,377,689

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Interest-bearing deposits	406,994	201	0.10%	455,779	645	0.29%
Time deposits	398,440	2,746	1.39%	519,683	4,433	1.72%
Short-term borrowings	4,328	7	0.33%	3,173	8	0.51%
Long-term borrowings	30,928	333	2.17%	30,944	316	2.06%

Total interest bearing liabilities	840,690	3,287	0.79%	1,009,579	5,402	1.08%
Non-interest-bearing deposits	278,691			256,814
Other liabilities	19,431			17,762
Equity	83,550			93,534

Total liabilities and shareholders’ equity	$1,222,362			$1,377,689

Net interest income (3)		$23,109			$25,463

Net interest spread			4.03%			3.78%

Average yield on earning assets (2) (3)			4.82%			4.86%
Interest expense to earning assets			0.60%			0.85%
Net interest income to earning assets (2) (3)			4.22%			4.01%

Reconciliation of Non-GAAP measure:
Tax Equivalent Net Interest Income

Net interest income		$23,008			$25,327
Tax equivalent adjustment for municipal loan interest		84			89
Tax equivalent adjustment for municipal bond interest		17			47

Tax equivalent net interest income		$23,109			$25,463

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

(1)	Non-performing loans of approximately $38.5 million at 6/30/2012, $92.5 million for 6/30/2011 are included in the average loan balances.
(2)	Loan interest income includes loan fee income of $47,000, and $135,000 for the six months ended 06/30/2012, and 6/30/2011, respectively.
(3)	Tax-exempt income has been adjusted to a tax equivalent basis at a 40% effective rate. The amount of such adjustment was an increase to recorded pre-tax income of $101,000, $137,000 for the six months ended June 30, 2012, and June 30, 2011, respectively.

The following table shows the period to period changes in net interest income due to rate or volume. The continued reduction in higher-cost time deposits has resulted in a decline in interest expense, from both a reduction in volume and rates paid on these deposits. In addition, rates paid on other interest-bearing deposits have declined in the current period as compared to rates paid in the prior year. Deleveraging on the asset side of the balance sheet has been through the reduction of loan balances. This has resulted in a decrease in loan interest income primarily due to a decline in loan volume, rather than any changes in yields. The increase in net interest income in second quarter 2012 is primarily due to collection of interest from the sale of and placement back on accrual of loans in non-accrual status, as previously mentioned. An increase in premium amortization contributed to a decrease in investment securities interest income in second quarter 2012, as noted above. This was partially mitigated by the contribution due to increased volume of investment securities as compared to the previous year.

	For the Three Months Ended June 30, 2012 vs. March 31, 2012 Increase (Decrease) Due To			For the Three Months Ended June 30, 2012 vs. June 30, 2011 Increase (Decrease) Due To			For the Six Months Ended June 30, 2012 vs. June 30, 2011 Increase (Decrease) Due To
(Dollars in Thousands)	Volume	Rate	Net Change	Volume	Rate	Net Change	Volume	Rate	Net Change
ASSETS:
Interest earning balances due from banks	$3	$6	$9	$(11)	$(2)	$(13)	$(63)	(5)	$(68)
Federal funds sold	—	—	—	—	—	—	—	—	—
Investments - taxable	(26)	(166)	(192)	98	(86)	12	690	(85)	605
Investments - nontaxable	6	(10)	(4)	(16)	(8)	(24)	(78)	2	(76)
Investments - equity securities	—	14	14	—	16	16	—	18	18
Gross loans	(552)	784	232	(2,734)	202	(2,532)	(5,510)	545	(4,965)
Mortgages held for sale	10	(11)	(1)	5	4	9	5	12	17

Total interest earning assets	(559)	617	58	(2,658)	126	(2,532)	(4,956)	487	(4,469)

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing deposits	(2)	(3)	(5)	(28)	(152)	(180)	(70)	(374)	(444)
Time deposits	(97)	(95)	(192)	(509)	(350)	(859)	(1,038)	(649)	(1,687)
Short-term borrowings	—	(1)	(1)	(2)	(2)	(4)	3	(4)	(1)
Long-term borrowings	—	(3)	(3)	—	15	15	—	17	17

Total interest bearing liabilities	(99)	(102)	(201)	(539)	(489)	(1,028)	(1,105)	(1,010)	(2,115)

Net increase (decrease) in net interest income	$(460)	$719	$259	$(2,119)	$615	$(1,504)	$(3,851)	$1,497	$(2,354)

As show in the table below, the planned deleveraging of the Bank has resulted in the decline of loan and deposit balances:

(Dollars in Thousands)
Averages for the Three Months Ended	June 30, 2012	March 31, 2012	$ Change	% Change	June 30, 2011	$ Change	% Change

Assets:
Cash and due from banks	$30,830	$37,881	$(7,051)	-19%	$26,664	$4,166	16%
Interest-bearing due from banks	43,897	38,722	5,175	13%	60,236	(16,339)	-27%
Federal funds sold	3,310	3,033	277	9%	3,159	151	5%
Investment securities	306,206	310,149	(3,943)	-1%	290,576	15,630	5%

Loans, net of deferred loan fees	728,810	766,428	(37,618)	-5%	905,253	(176,443)	-19%
Allowance for loan losses	(20,635)	(21,868)	1,233	6%	(33,229)	12,594	38%

Net loans	708,175	744,560	(36,385)	-5%	872,024	(163,849)	-19%

Other assets	109,611	108,351	1,260	1%	105,185	4,426	4%

Total assets	$1,202,029	$1,242,696	$(40,667)	-3%	$1,357,844	$(155,815)	-11%

Liabilities:
Total deposits	$1,065,465	$1,102,784	$(37,319)	-3%	$1,213,205	$(147,740)	-12%
Borrowings	35,035	35,476	(441)	-1%	36,443	(1,408)	-4%
Other liabilities	19,922	18,943	979	5%	17,927	1,995	11%

Total liabilities	1,120,422	1,157,203	(36,781)	-3%	1,267,575	(147,153)	-12%

Equity:
Preferred equity	40,575	40,461	114	0%	40,096	479	1%
Common equity	41,032	45,032	(4,000)	-9%	50,173	(9,141)	-18%

Total equity	81,607	85,493	(3,886)	-5%	90,269	(8,662)	-10%

Total liabilities and stockholders’ equity	$1,202,029	$1,242,696	$(40,667)	-3%	$1,357,844	$(155,815)	-11%

Averages for the Six Months Ended	June 30, 2012	June 30, 2011	$ Change	% Change

Assets:
Cash and due from banks	$34,356	$26,057	$8,299	32%
Interest-bearing due from banks	41,310	89,708	(48,398)	-54%
Federal funds sold	3,171	3,180	(9)	0%
Investment securities	308,177	253,602	54,575	22%

Loans, net of deferred loan fees	747,619	931,769	(184,150)	-20%
Allowance for loan losses	(21,252)	(34,065)	12,813	38%

Net loans	726,367	897,704	(171,337)	-19%

Other assets	108,981	107,438	1,543	1%

Total assets	$1,222,362	$1,377,689	$(155,327)	-11%

Liabilities:
Total deposits	$1,084,125	$1,232,276	$(148,151)	-12%
Borrowings	35,256	34,117	1,139	3%
Other liabilities	19,431	17,762	1,669	9%

Total liabilities	1,138,812	1,284,155	(145,343)	-11%

Equity:
Preferred equity	40,518	40,048	470	1%
Common equity	43,032	53,486	(10,454)	-20%

Total equity	83,550	93,534	(9,984)	-11%

Total liabilities and stockholders’ equity	$1,222,362	$1,377,689	$(155,327)	-11%

AVERAGE INTEREST EARNING ASSETS

(Dollars in Thousands) Averages for the Three Months Ended	June 30, 2012	% of Total	March 31, 2012	% of Total	$ Change	% Change	June 30, 2011	% of Total	$ Change	% Change

Interest-bearing deposits	$42,397	4%	$37,222	3%	$5,175	14%	$58,736	5%	$(16,339)	-28%
Interest-bearing certificate of deposits	1,500	0%	1,500	0%	—	0%	1,500	0%	—	0%
Fed funds sold	3,310	0%	3,033	0%	277	9%	3,159	0%	151	5%
Investments	306,206	28%	310,149	28%	(3,943)	-1%	290,576	23%	15,630	5%
Gross loans	729,203	68%	766,868	69%	(37,665)	-5%	907,055	72%	(177,852)	-20%
Loans held for sale	1,100	0%	686	0%	414	60%	603	0%	497	82%

Total average interest-earning assets	$1,083,716	100%	$1,119,458	100%	$(35,742)	-3%	$1,261,629	100%	$(177,913)	-14%

Averages for the Six Months Ended	June 30, 2012	% of Total	June 30, 2011	% of Total	$ Change	% Change

Interest-bearing deposits	$39,810	4%	$88,208	7%	$(48,398)	-55%
Interest-bearing certificate of deposits	1,500	0%	1,500	0%	—	0%
Fed funds sold	3,171	0%	3,180	0%	(9)	0%
Investments	308,177	28%	253,602	20%	54,575	22%
Gross loans	748,036	68%	933,544	73%	(185,508)	-20%
Loans held for sale	893	0%	662	0%	231	35%

Total average interest-earning assets	$1,101,587	100%	$1,280,696	100%	$(179,109)	-14%

Noninterest Income

Non-interest income for the quarter ended June 30, 2012 was little changed as compared to the quarter ended June 30, 2011. Service charge income on deposit accounts declined due to a reduction in the amount of non-sufficient check items. Decline in investment brokerage fees due to a drop in sales volume was partially offset by growth in income from increased mortgage banking activity. Less repositioning activity of the investment securities portfolio occurred during the current quarter, resulting in lower gains on sale of securities. Other non-interest income increased due to gains from sale of fixed assets associated with the sale of two branches to another financial institution.

Non-interest income for the six months ended June 30, 2012 grew as compared to the six months ended June 30, 2011 due to an increase in gains on sales of securities, which were used to offset increased OREO and related third-party expenses and one-time costs associated with a branch consolidation initiative completed during second quarter 2012. Mortgage banking income increased and service charge income on deposits and investment brokerage fee income decreased during the six-month period consistent with the second quarter results.

Non-interest income for the current quarter decreased from the quarter ended March 31, 2012 primarily due to the decrease in gains on sales of securities, as explained above.

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

Noninterest income

(Dollars in Thousands)
For The Three Months Ended
	June 30, 2012	March 31, 2012	$ Change	% Change	June 30, 2011	$ Change	% Change

Service charges on deposit accounts	$888	$865	$23	3%	$921	$(33)	-4%
Other commissions and fees	697	649	48	7%	671	26	4%
Net gain on sale of securities, available for sale	227	2,168	(1,941)	-90%	423	(196)	-46%
Investment brokerage and annuity fees	370	438	(68)	-16%	426	(56)	-13%
Mortgage banking fees	105	115	(10)	-9%	84	21	25%
Other non-interest income:
Increase in value of BOLI	118	124	(6)	-5%	135	(17)	-13%
Other non-interest income	189	124	65	52%	33	156	473%

Total non-interest income	$2,594	$4,483	$(1,889)	-42%	$2,693	$(99)	-4%

For The Six Months Ended
	June 30, 2012	June 30, 2011	$ Change	% Change

Service charges on deposit accounts	$1,753	$1,876	$(123)	-7%
Other commissions and fees	1,346	1,316	30	2%
Net gain on sale of securities, available for sale	2,395	772	1,623	210%
Investment brokerage and annuity fees	808	926	(118)	-13%
Mortgage banking fees	220	209	11	5%
Other non-interest income:
Increase in value of BOLI	243	257	(14)	-5%
Other non-interest income	312	438	(126)	-29%

Total non-interest income	$7,077	$5,794	$1,283	22%

Noninterest Expense

Non-interest expense for the three and six months ended June 30, 2012 declined compared to the three and six months ended June 30, 2011. Salaries and employee benefits expense fell primarily due to branch consolidation, branch sales and administrative restructuring initiatives completed during first and second quarter 2012. This was achieved despite the Company incurring one-time severance costs of approximately $400,000 as part of the restructuring. In addition, net cost of OREO dropped primarily due to a decline in impairment charges taken on OREO assets. A number of expense categories experienced declines due to company-wide efforts to reduce expenses. FDIC assessments dropped commensurate with the decline in total assets over the period, including a one-time reduction of approximately $50,000 in first quarter 2012 to better match assessment amounts going forward. In the first and second quarter of 2012, problem loan expenses increased by approximately $800,000 and $500,000 respectively, for a total increase of approximately $1.3 million. The increase is primarily due to payment of delinquent property taxes incurred to acquire OREO properties in first and second quarter 2012. Other non-interest expenses increased due to one-time costs of approximately $600,000 and $900,000 for the three and six months ended June 30, 2012, respectively, to retire assets as a result of the branch consolidation and branch sales initiative referenced above. In addition, a cost of $200,000 was incurred in second quarter 2012 to enhance our provision for off-balance sheet credit risk. The Company revised its allowance for loan and lease losses methodology for off-balance sheet credit risk based on historical loss factors for within each loan category pool.

Non-interest expense for the current quarter decreased from the quarter ended March 31, 2012 primarily due to declines in costs of salaries and employee benefits, impairment charges and losses on sale of OREO, and delinquent property taxes to acquire OREO. In the first quarter of 2012, we incurred one-time costs related to the retirement of fixed assets due to branch consolidation or sale.

Noninterest expense

(Dollars in Thousands)
For The Three Months Ended
	June 30, 2012	March 31, 2012	$ Change	% Change	June 30, 2011	$ Change	% Change

Salaries and employee benefits	$6,277	$6,810	$(533)	-8%	$7,113	$(836)	-12%
Net cost of operations of other real estate owned and foreclosed assets	1,223	2,424	(1,201)	-50%	4,406	(3,183)	-72%
Net occupancy and equipment	1,761	1,812	(51)	-3%	1,845	(84)	-5%
FDIC and state assessments	711	671	40	6%	798	(87)	-11%
Professional fees	629	408	221	54%	757	(128)	-17%
Communications	453	468	(15)	-3%	480	(27)	-6%
Advertising	193	198	(5)	-3%	207	(14)	-7%
Third-party loan costs	314	255	59	23%	431	(117)	-27%
Professional liability insurance	213	213	—	0%	175	38	22%
Problem loan expense	789	1,288	(499)	-39%	102	687	674%
Other non-interest expense:
Director fees	120	109	11	10%	101	19	19%
Internet costs	114	143	(29)	-20%	114	—	0%
ATM debit card costs	196	140	56	40%	187	9	5%
Business development	71	70	1	1%	90	(19)	-21%
Amortization	116	116	—	0%	116	—	0%
Supplies	97	136	(39)	-29%	117	(20)	-17%
Other non-interest expense	970	1,275	(305)	-24%	833	137	16%

Total non-interest expense	$14,247	$16,536	$(2,289)	-14%	$17,872	$(3,625)	-20%

For The Six Months Ended
	June 30, 2012	June 30, 2011	$ Change	% Change

Salaries and employee benefits	$13,087	$14,139	$(1,052)	-7%
Net cost of operations of other real estate owned and foreclosed assets	3,647	6,530	(2,883)	-44%
Net occupancy and equipment	3,573	3,723	(150)	-4%
FDIC and state assessments	1,382	1,921	(539)	-28%
Professional fees	1,037	1,633	(596)	-36%
Communications	921	955	(34)	-4%
Advertising	391	452	(61)	-13%
Third-party loan costs	569	727	(158)	-22%
Professional liability insurance	426	401	25	6%
Problem loan expense	2,077	190	1,887	993%
Other non-interest expense:
Director fees	229	201	28	14%
Internet costs	257	226	31	14%
ATM debit card costs	335	306	29	9%
Business development	142	174	(32)	-18%
Amortization	232	237	(5)	-2%
Supplies	233	266	(33)	-12%
Other non-interest expense	2,245	1,531	714	47%

Total non-interest expense	$30,783	$33,612	$(2,829)	-8%

Income Taxes

The Company recorded an income tax provision for the three months ended June 30, 2012, March 31, 2012, and June 30, 2011. The provision was made for minimum state income taxes owed.

As of June 30, 2012, the Company maintained a full valuation allowance of $39.4 million against its deferred tax asset. If the Company returns to sustained profitability, all or a portion of the deferred tax asset valuation allowance would be reversed. A reversal of the deferred tax asset valuation allowance would decrease the Company’s income tax expense and increase net income. Currently, the only tax expense the Company is recognizing relates to Oregon minimum tax.

BALANCE SHEET OVERVIEW

(Dollars in Thousands)
	June 30, 2012	March 31, 2012	$ Change	% Change	June 30, 2011	$ Change	% Change

Assets:
Cash and cash equivalents	$87,868	$102,180	$(14,312)	-14%	$71,003	$16,865	24%
Interest-bearing certificates of deposit	1,500	1,500	—	0%	1,500	—	0%
Investment securities	306,032	289,589	16,443	6%	290,816	15,216	5%

Gross loans, net of deferred fees	710,465	743,259	(32,794)	-4%	880,853	(170,388)	-19%
Allowance for loan losses	(19,518)	(20,324)	806	4%	(28,433)	8,915	31%

Net loans	690,947	722,935	(31,988)	-4%	852,420	(161,473)	-19%

Other assets	109,127	110,720	(1,593)	-1%	106,300	2,827	3%

Total assets	$1,195,474	$1,226,924	$(31,450)	-3%	$1,322,039	$(126,565)	-10%

Liabilities and stockholders’ equity
Total deposits	$1,045,602	$1,083,033	$(37,431)	-3%	$1,177,838	$(132,236)	-11%
Borrowings	34,496	35,861	(1,365)	-4%	37,833	(3,337)	-9%
Other liabilities	36,087	27,596	8,491	31%	17,963	18,124	101%
Stockholders’ equity	79,289	80,434	(1,145)	-1%	88,405	(9,116)	-10%

Total liabilities and stockholders’ equity	$1,195,474	$1,226,924	$(31,450)	-3%	$1,322,039	$(126,565)	-10%

The Company’s liquidity position remains strong as evidenced by its current level of combined cash and cash equivalents and investment securities. In an effort to support its net interest income and margin, the Company reduced its cash equivalents balances while increasing its investment securities portfolio since March 31, 2011. Cash equivalents as of June 30, 2012 included $15.4 million to be transferred to another financial institution as part of the sale of two branches. Cash equivalents included a temporary increase as of March 31, 2012, due to the sale of investment securities during the quarter. These funds have since been redeployed into higher yielding investment securities. Over the past year, the Company increased its government guaranteed collateralized mortgage obligations, mortgage-backed securities, and municipal securities portfolios. Municipal securities rated AA or better with maturities generally ranging from 5 to 15 years were also purchased during this period. The expected duration of the investment portfolio was 3.7 years at June 30, 2012, compared to 4.1 years at June 30, 2011 and 3.9 years at March 31, 2012.

(Dollars in Thousands)
	June 30, 2012	% of Total	March 31, 2012	% of Total	$ Change	% Change	June 30, 2011	% of Total	$ Change	% Change

Cash and due from banks	$26,522	7%	$38,399	10%	$(11,877)	-31%	$29,535	8%	$(3,013)	-10%
Cash equivalents:
Federal fund sold	8,940	2%	3,005	1%	5,935	198%	3,000	1%	5,940	198%
Interest-bearing deposits	52,406	13%	60,776	15%	(8,370)	-14%	38,468	11%	13,938	36%

Total cash equivalents	87,868	22%	102,180	26%	(14,312)	-14%	71,003	20%	16,865	24%

Interest-bearing certificates of deposit	1,500	0%	1,500	0%	—	0%	1,500	0%	—	0%

Investment securities:
Collateralized mortgage obligations	140,797	36%	126,488	32%	14,309	11%	124,360	34%	16,437	13%
Mortgage-backed securities	91,992	23%	80,936	21%	11,056	14%	58,919	16%	33,073	56%
U.S. Government and agency securities	1,799	0%	11,219	3%	(9,420)	-84%	65,593	18%	(63,794)	-97%
Obligations of states and political subdivisions	65,321	17%	65,745	16%	(424)	-1%	36,579	10%	28,742	79%
Investment securities - Other Community Reinvestment Act	2,975	1%	2,000	1%	975	49%	2,000	1%	975	49%
Restricted equity securities	3,148	1%	3,201	1%	(53)	-2%	3,365	1%	(217)	-6%

Total investment securities	306,032	78%	289,589	74%	16,443	6%	290,816	80%	15,216	5%

Total cash and cash equivalents and investments	$395,400	100%	$393,269	100%	$2,131	1%	$363,319	100%	$32,081	9%

Total cash and cash equivalents and investments as a % of total assets		33%		32%				27%

INVESTMENT SECURITIES

The following table shows the changes in the investment portfolio for the periods presented:

(Dollars in Thousands)
For the Three Months Ended	June 30, 2012	March 31, 2012	$ Change	June 30, 2011	$ Change

Balance beginning of period	$289,589	$319,415	$(29,826)	$233,326	$56,263
Principal purchases	52,921	26,967	25,954	141,660	(88,739)
Proceeds from sales	(22,835)	(49,015)	26,180	(74,472)	51,637
Principal paydowns, maturities, and calls	(13,026)	(9,473)	(3,553)	(11,624)	(1,402)
Gains on sales of securities	274	2,168	(1,894)	595	(321)
Losses on sales of securities	(47)	—	(47)	(172)	125
Change in unrealized gains (loss) before tax	675	746	(71)	2,403	(1,728)
Amortization and accretion of discounts and premiums	(1,519)	(1,219)	(300)	(900)	(619)

Total investment portfolio	$306,032	$289,589	$16,443	$290,816	$15,216

For the Six Months Ended	June 30, 2012	June 30, 2011	$ Change

Balance beginning of period	$319,415	$218,290	$101,125
Principal purchases	79,888	209,968	(130,080)
Proceeds from sales	(71,850)	(114,295)	42,445
Principal paydowns, maturities, and calls	(22,499)	(23,657)	1,158
Gains on sales of securities	2,442	1,002	1,440
Losses on sales of securities	(47)	(230)	183
Change in unrealized gains (loss) before tax	1,421	1,215	206
Amortization and accretion of discounts and premiums	(2,738)	(1,477)	(1,261)

Total investment portfolio	$306,032	$290,816	$15,216

LOANS

The Bank’s total loan portfolio continues to decline, reflecting the Company’s efforts to reduce adversely classified loans. These declines are accentuated by soft loan demand due to continued weakness in the local and national economy. As a result, commercial, real estate construction, and commercial & industrial loan balances declined from year end. Loan totals have also declined because the Company exited a number of higher risk rated loan relationships over the past year which contributed to the contraction in the commercial real estate and construction, land development & other land loan categories over the same period. This included a reduction, after charge-offs, of approximately $15 million in loan balances associated with settlement of the largest non-performing lending relationship in first quarter 2012.

Interest and fees earned on our loan portfolio are our primary source of revenue. Our ability to achieve loan growth will be dependent on many factors, including the ability to raise additional capital, effects of competition, economic conditions in our markets, retention of key personnel and valued customers, and our ability to close loans in the pipeline.

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

Loans by category

(Dollars in Thousands)	June 30, 2012	% of Gross Loans	March 31, 2012	% of Gross Loans	$ Change	% Change	June 30, 2011	% of Gross Loans	$ Change	% Change

Construction, Land Dev & Other Land	$47,968	7%	$57,763	8%	$(9,795)	-17%	$107,624	12%	$(59,656)	-55%
Commercial & Industrial	116,457	16%	122,023	16%	(5,566)	-5%	133,356	15%	(16,899)	-13%
Commercial Real Estate Loans	423,569	60%	433,942	58%	(10,373)	-2%	494,599	56%	(71,030)	-14%
Secured Multifamily Residential	20,604	3%	22,532	3%	(1,928)	-9%	22,791	3%	(2,187)	-10%
Other Commercial Loans Secured by RE	44,026	6%	45,674	6%	(1,648)	-4%	50,641	6%	(6,615)	-13%
Loans to Individuals, Family & Personal Expense	9,334	1%	9,325	1%	9	0%	12,203	1%	(2,869)	-24%
Consumer/Finance	36,606	5%	36,077	5%	529	1%	35,561	4%	1,045	3%
Other Loans	12,037	2%	16,090	2%	(4,053)	-25%	25,525	3%	(13,488)	-53%
Overdrafts	227	0%	234	0%	(7)	-3%	353	0%	(126)	-36%

Gross loans	710,828		743,660		(32,832)	-4%	882,653		(171,825)	-19%
Less: allowance for loan losses	(19,518)	-3%	(20,324)	-3%	806	4%	(28,433)	-3%	8,915	31%
Less: deferred fees and restructured loan concessions	(363)	0%	(401)	0%	38	9%	(1,800)	0%	1,437	80%

Loans, net	$690,947		$722,935		$(31,988)	-4%	$852,420		$(161,473)	-19%

The composition of the Bank’s loan portfolio was as follows for the periods shown:

(Dollars in Thousands)
	June 30, 2012					December 31, 2011
	Funded Loan Totals	% of Gross Loans	Unfunded Loan Commitments	% of Commitments	Total Loan Commitments	Funded Loan Totals	% of Gross Loans	Unfunded Loan Commitments	% of Commitments	Total Loan Commitments	$ Change Total Loan Commitments

Construction, Land Dev & Other Land	$47,968	7%	$691	1%	$48,659	$81,241	10%	$2,203	3%	$83,444	$(34,785)
Commercial & Industrial	116,457	16%	45,042	64%	161,499	124,422	16%	49,387	63%	173,809	$(12,310)
Commercial Real Estate Loans	423,569	60%	299	0%	423,868	449,347	56%	1,723	2%	451,070	$(27,202)
Secured Multifamily Residential	20,604	3%	—	0%	20,604	21,792	3%	—	0%	21,792	$(1,188)
Other Commercial Loans Secured by RE	44,026	6%	18,920	27%	62,946	47,912	6%	18,355	23%	66,267	$(3,321)
Loans to Individuals, Family & Personal Expense	9,334	1%	946	1%	10,280	9,784	1%	732	1%	10,516	$(236)
Consumer/Finance	36,606	5%	—	0%	36,606	35,522	5%	270	0%	35,792	$814
Other Loans	12,037	2%	5,214	7%	17,251	27,594	3%	6,299	8%	33,893	$(16,642)
Overdrafts	227	0%	—	0%	227	264	0%	—	0%	264	$(37)

Gross loans	$710,828	100%	$71,112	100%	$781,940	$797,878	100%	$78,969	100%	$876,847	$(94,907)

The total loan commitments (funded and unfunded) by loan type and geographic region were as follows for the periods shown:

(Dollars in Thousands)
	June 30, 2012
	Southern Oregon	Mid-Central Oregon	Northern California	Sacramento Valley	Total

Construction, Land Dev & Other Land	$20,491	$14,894	$2,889	$9,694	$47,968
Commercial & Industrial	68,407	15,863	10,121	22,066	116,457
Commercial Real Estate Loans	187,904	83,729	33,828	118,108	423,569
Secured Multifamily Residential	12,012	6,197	1,345	1,050	20,604
Other Commercial Loans Secured by RE	21,241	5,551	8,759	8,475	44,026
Loans to Individuals, Family & Personal Expense	6,238	653	1,221	1,222	9,334
Consumer/Finance	10,248	20,621	5,737	—	36,606
Other Loans	3,290	296	2,038	6,413	12,037

Subtotal	$329,831	$147,804	$65,938	$167,028	710,601

Overdrafts					227

Total					$710,828

The Bank’s total loan portfolio continues to decline, reflecting the reduction in adversely classified loans and soft loan demand due to continued weakness in the local and national economy. As a result, commercial, real estate construction, and commercial & industrial loan balances declined from year end. Commensurate with the contraction of loan balances, we have experienced a decrease in our unfunded loan commitments. Loan totals have also declined due to borrower deleveraging. The Company also exited a number of higher risk rated loan relationships over the past year which contributed to the contraction in the commercial real estate loan category over the same period.

Interest and fees earned on our loan portfolio are our primary source of revenue. Our ability to achieve loan growth will be dependent on many factors, including the effects of competition, economic conditions in our markets, retention and attraction of key personnel and valued customers, and our ability to close loans in the pipeline.

At June 30, 2012, the Bank had outstanding loan commitments of $20.3 million to persons serving as directors, executive officers, principal stockholders and their related interests. This compares to $20.6 million and $23.2 million at March 31, 2012 and June 30, 2011, respectively. These loans, when made, were made in the ordinary course of business on substantially the same terms, including interest rates, maturities and collateral, as comparable loans made to customers not related to the Bank.

One director who is also a borrower of the Bank has a fixed rate commercial real estate secured loan with an outstanding balance of approximately $665,000. During 2011, the loan rating was moved to “substandard.” At June 30, 2012, the loan was on accrual status and reported as a TDR. The loan was subsequently paid off on July 20, 2012.

The Company manages new commercial, including agricultural, loan origination volume using concentration limits that establish maximum exposure levels by designated industry segment, real estate product types, geography, and single borrower limits. We expect the commercial loan portfolio to be an important contributor to growth in future revenues.

The table provided below summarizes the Bank’s level of concentrations in commercial real estate as of June 30, 2012, March 31, 2012 and June 30, 2011, respectively, as defined in the Interagency Guidelines for Real Estate Lending and the Commercial Real Estate Lending Joint Guidance policy. The results displayed document the Bank’s successful efforts to reduce CRE concentrations in the loan portfolio. Management anticipates that its continued efforts to reduce adversely classified assets will result in further reductions in concentrations of commercial real estate.

Commercial Real Estate (“CRE”)
Portfolio Policy Concentrations
	June 30, 2012	March 31, 2012	June 30, 2011	Guideline
Total Regulatory CRE[1]	261%	278%	321%	300%
Construction & Land Development CRE[2]	40%	48%	81%	100%

As a percent of total risk based capital (“TRBC”)

[1]	Consists of CRE Const, CRE Residential SFR 1-4 Const, CRE Land Dev & Other Land, CRE NOO Term, C&I Loans not RE Secured to Finance CRE Activities
[2]	Consists of CRE Const, CRE Residential SFR 1-4 Const, CRE Land Dev & Other Land

As shown in the table below, the distribution of our commercial real estate loan portfolio at June 30, 2012, was fairly consistent with our branch presence in our operating markets.

Total CRE by count and geographic region
(Dollars in Thousands) except number of loans
	June 30, 2012
	Southern Oregon	Mid-Central Oregon	Northern California	Sacramento Valley	Total

Commercial Real Estate Loans	$187,904	$83,729	$33,828	$118,108	$423,569
Number of loans in region	303	82	73	119	577
Number of branches in region	11	6	8	7	32

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

DEPOSITS AND BORROWINGS

The trend in the decline in total deposits continues from recent quarters. This decrease was mainly due to the decision to continue to reduce higher cost time deposit balances. Time deposits declined as a percentage of the Company’s total deposits in the most recent quarter versus the previous quarter and the same quarter last year. In addition, deposits have declined as a result of the branch consolidation and sale of two branches during the second quarter 2012. These branches represented approximately $102.0 million, or less than 10% of total Bank wide deposits as of December 31, 2011. As of June 30, 2012, only $29.1 million in deposits have been lost as a result of this initiative, including $16.3 million located in the two branches sold to another financial institution. This represents a loss of 28.5% of branch deposits prior to consolidation and sale, or 2.6% of total deposits as of December 31, 2011.

The combination of the Company’s efforts to reduce higher-cost time deposits and recent deposit pricing strategies to lower interest rates in concert with market conditions has reduced the average rate paid on total deposits in second quarter 2012 from both the previous quarter and the same quarter in 2011. It has also increased the proportion of the Company’s funding from non-interest bearing and lower-cost non maturity deposits over this period.

Total brokered deposits were $241,000 at June 30, 2012 and December 31, 2011. These deposits are currently not being replaced as they mature.

(Dollars in Thousands)	June 30, 2012	Percent of Total	March 31, 2012	Percent of Total	$ Change	June 30, 2011	Percent of Total	$ Change

Interest-bearing demand and money market	$313,750	30%	$316,235	29%	$(2,485)	$340,538	29%	$(26,788)
Savings	89,426	9%	90,035	8%	(609)	85,828	7%	3,598
Time deposits	368,442	35%	396,830	37%	(28,388)	490,532	42%	(122,090)

Total interest-bearing deposits	771,618	74%	803,100	74%	(31,482)	916,898	78%	(145,280)
Non-interest bearing demand	273,984	26%	279,933	26%	(5,949)	260,940	22%	13,044

Total deposits	$1,045,602	100%	$1,083,033	100%	$(37,431)	$1,177,838	100%	$(132,236)

The following table summarizes the quarterly average dollar amount in each of the deposit and borrowing categories during the three months ended June 30, 2012, March 31, 2012 and June 30, 2012 and the six months ended June 30, 2012 and June 30, 2011:

(Dollars in Thousands)
Averages for the Three Months Ended	June 30, 2012	% of Total	March 31, 2012	% of Total	$ Change	% Change	June 30, 2011	% of Total	$ Change	% Change

Non-interest bearing demand deposits	$277,983	26%	$279,400	26%	$(1,417)	-1%	$259,668	21%	$18,315	7%

Interest bearing demand	311,997	29%	322,809	29%	(10,812)	-3%	361,687	30%	(49,690)	-14%
Savings	90,741	9%	88,440	8%	2,301	3%	85,963	7%	4,778	6%
Time deposits	384,744	36%	412,135	37%	(27,391)	-7%	505,887	42%	(121,143)	-24%

Total average interest bearing deposits	787,482	74%	823,384	74%	(35,902)	-4%	953,537	79%	(166,055)	-17%

Total average deposits	$1,065,465		$1,102,784		$(37,319)	-3%	$1,213,205		$(147,740)	-12%

Securities sold under agreements to repurchase	$4,107	0%	$4,548	1%	$(441)	-10%	$5,503	1%	$(1,396)	-25%
Federal Home Loan Bank borrowings	—	0%	—	0%	—	nm	12	0%	(12)	nm
Junior subordinated debentures	30,928	4%	30,928	4%	—	0%	30,928	3%	—	0%

Total average borrowings	$35,035	4%	$35,476	4%	$(441)	-1%	$36,443	4%	$(1,408)	-4%

Total average interest-bearing liabilities	$822,517		$858,860		$(36,343)	-4%	$989,980		$(167,463)	-17%

Total average deposits and borrowings	$1,100,500		$1,138,260		$(37,760)	-3%	$1,249,648		$(149,148)	-12%

Averages for the Six Months Ended	June 30, 2012	% of Total	June 30, 2011	% of Total	$ Change	% Change

Non-interest bearing demand deposits	$278,691	26%	$256,814	21%	$21,877	9%

Interest bearing demand	317,404	29%	370,926	30%	(53,522)	-14%
Savings	89,590	8%	84,853	7%	4,737	6%
Time deposits	398,440	37%	519,683	42%	(121,243)	-23%

Total average interest bearing deposits	805,434	74%	975,462	79%	(170,028)	-17%

Total average deposits	$1,084,125		$1,232,276		$(148,151)	-12%

Securities sold under agreements to repurchase	$4,328	1%	$3,173	0%	$1,155	36%
Federal Home Loan Bank borrowings	—	0%	16	0%	(16)	-100%
Junior subordinated debentures	30,928	4%	30,928	3%	—	0%

Total average borrowings	$35,256	4%	$34,117	3%	$1,139	3%

Total average interest-bearing liabilities	$840,690		$1,009,579		$(168,889)	-17%

Total average deposits and borrowings	$1,119,381		$1,266,393		$(147,012)	-12%

nm=not meaningful

Three and six month ended June 30, 2012 average total deposits declined 12% from the same periods in 2011. This decrease was mainly due to the decision to continue to reduce higher cost time deposit balances, which declined 24% from the same quarter last year. Time deposits also declined as a percentage of the Company’s average total deposits versus first quarter 2012. The combination of the Company’s efforts to reduce higher-cost time deposits and recent deposit pricing strategies to lower interest rates in concert with market conditions has helped reduce the average rate paid on total deposits in 2012, down significantly from 2011. Whether we will continue to be successful maintaining or growing our low cost deposit base will depend on various factors, including deposit pricing strategies, market interest rates, the effects of competition, client behavior, and regulatory changes and requirements.

At June 30, 2012, the balance of junior subordinated debentures issued in connection with our prior issuances of trust preferred securities was $30.9 million or unchanged from March 31, 2011. Under the December 2009 Written Agreement with the Oregon Department of Consumer and Business Services, Division of Finance and Corporate Securities (“DFCS”) and the Federal Reserve Bank (“Reserve Bank”), we must request regulatory approval prior to making payments on our trust preferred securities. For additional detail regarding Bancorp’s outstanding debentures, see Note 8 in the financial statements included under Item 1 of this report.

CAPITAL

Capital ratios at the Bank have improved as compared to December 31, 2011, and June 30, 2011, primarily due to the Company’s deleveraging strategy and shift in the balance sheet mix to less risk-weighted assets, such as investment securities. PremierWest Bank has met the quantitative thresholds to be considered “Well-Capitalized” under published regulatory standards for total risk-based capital and Tier 1 risk-based capital at June 30, 2012. However, we continue to be subject to the terms of the Consent Order with the FDIC and have not yet reached the 10.00 percent leverage ratio required by the Consent Order, as the Bank’s leverage ratio as of June 30, 2012 was 9.01 percent. As such, we are not considered “Well-Capitalized” under all applicable regulatory requirements.

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

Bancorp:

	June 30, 2012	December 31, 2011	June 30, 2011	Regulatory Minimum to be “Adequately Capitalized”
				greater than or equal to

Total risk-based capital ratio	12.80%	12.45%	12.26%	8.00%
Tier 1 risk-based capital ratio	10.87%	10.80%	10.87%	4.00%
Leverage ratio	7.91%	8.01%	8.32%	4.00%

Bank:

	June 30, 2012	December 31, 2011	June 30, 2011	Regulatory Minimum to be “Adequately Capitalized”	Regulatory Minimum to be “Well- Capitalized”
				greater than or equal to	greater than or equal to

Total risk-based capital ratio	13.64%	13.03%	12.65%	8.00%	10.00%
Tier 1 risk-based capital ratio	12.37%	11.77%	11.38%	4.00%	6.00%
Leverage ratio	9.01%	8.72%	8.71%	4.00%	5.00%

The total risk based capital ratios of Bancorp include $30.9 million of junior subordinated debentures, of which $24.2 million qualified as Tier 1 capital at June 30, 2012, under guidance issued by the Federal Reserve. As provided in the Dodd-Frank Act, which was signed into law on July 21, 2010, Bancorp currently expects to continue to rely on these junior subordinated debentures as part of its regulatory capital. However, Bancorp also expects that future regulations related to Basel III capital standards could adversely impact continued reliance on junior subordinated debentures.

The table below shows the quarter over quarter change in the Company’s capital ratios for the periods presented:

	June 30, 2012	March 31, 2012	Change	June 30, 2011	Change

PremierWest Bancorp
Total risk-based capital ratio	12.80%	12.52%	0.28	12.26%	0.54
Tier 1 risk-based capital ratio	10.87%	10.69%	0.18	10.87%	—
Leverage ratio	7.91%	7.84%	0.07	8.32%	(0.41)

PremierWest Bank
Total risk-based capital ratio	13.64%	13.23%	0.41	12.65%	0.99
Tier 1 risk-based capital ratio	12.37%	11.96%	0.41	11.38%	0.99
Leverage ratio	9.01%	8.78%	0.23	8.71%	0.30

FINANCIAL PERFORMANCE OVERVIEW

For The Three Months Ended	June 30, 2012	March 31, 2012	Change	June 30, 2011	Change
Selective quarterly performance ratios
Return on average assets, annualized	-0.66%	-1.56%	0.90	-0.79%	0.13
Return on average common equity, annualized	-19.26%	-43.02%	23.76	-21.35%	2.09
Efficiency ratio (1)	100.13%	104.28%	(4.15)	112.98%	(12.85)

Share and per share information
Average common shares outstanding - basic	10,034,741	10,034,741	—	10,034,491	250
Average common shares outstanding - diluted	10,034,741	10,034,741	—	10,034,491	250
Basic loss per common share	$(0.20)	$(0.48)	$0.28	$(0.27)	$0.07
Diluted loss per common share	$(0.20)	$(0.48)	$0.28	$(0.27)	$0.07
Book value per common share (2)	$3.85	$3.98	$(0.13)	$4.81	$(0.96)
Tangible book value per common share (3)	$3.68	$3.79	$(0.11)	$4.59	$(0.91)

For The Six Months Ended	June 30, 2012	June 30, 2011	Change
Selective quarterly performance ratios
Return on average assets, annualized	-1.12%	-1.48%	0.36
Return on average common equity, annualized	-31.69%	-38.01%	6.32
Efficiency ratio (1)	102.32%	108.00%	(5.68)

Share and per share information
Average common shares outstanding - basic	10,034,741	10,034,656	85
Average common shares outstanding - diluted	10,034,741	10,034,656	85
Basic loss per common share	$(0.68)	$(1.00)	$0.32
Diluted loss per common share	$(0.68)	$(1.00)	$0.32

(1)	Non-interest expense divided by net interest income plus non-interest income.
(2)	Book value is calculated as the total common equity (less preferred stock and the discount on preferred stock) divided by the period ending number of common shares outstanding.
(3)	Tangible book value is calculated as the total common equity (less preferred stock and the discount on preferred stock) less core deposit intangibles divided by the period ending number of common shares outstanding.

(Annualized, tax-equivalent basis)

For The Three Months Ended
	June 30, 2012	March 31, 2012	Change	June 30, 2011	Change
Selective quarterly performance ratios
Yield on average gross loans (1)	6.32%	5.89%	0.43	6.18%	0.14
Yield on average investment securities (1)(2)	2.02%	2.22%	(0.20)	2.01%	0.01
Cost of average interest bearing deposits	0.70%	0.77%	(0.07)	1.02%	(0.32)
Cost of average borrowings	1.93%	1.95%	(0.02)	1.73%	0.20
Cost of average total deposits and borrowings	0.56%	0.62%	(0.06)	0.83%	(0.27)

Yield on average interest-earning assets	4.91%	4.73%	0.18	5.01%	(0.10)
Cost of average interest-bearing liabilities	0.75%	0.82%	(0.07)	1.04%	(0.29)
Net interest spread	4.16%	3.91%	0.25	3.97%	0.19

Net interest margin (1)	4.34%	4.10%	0.24	4.19%	0.15

For The Six Months Ended
	June 30, 2012	June 30, 2011	Change
Selective quarterly performance ratios
Yield on average gross loans (1)	6.10%	5.97%	0.13
Yield on average investment securities (1)(2)	2.12%	1.87%	0.25
Cost of average interest bearing deposits	0.74%	1.05%	(0.31)
Cost of average borrowings	1.94%	1.92%	0.02
Cost of average total deposits and borrowings	0.59%	0.86%	(0.27)

Yield on average interest-earning assets	4.82%	4.86%	(0.04)
Cost of average interest-bearing liabilities	0.79%	1.08%	(0.29)
Net interest spread	4.03%	3.78%	0.25

Net interest margin (1)	4.22%	4.01%	0.21

(1)	Tax-exempt income has been adjusted to a tax equivalent basis at a 40% rate.
(2)	Includes interest-bearing cash equivalents.

ASSET QUALITY

At June 30, 2012, the Company experienced a continued decrease in adversely classified loans, largely due to a decline in non-performing loans. Non-performing loans have continued to decline primarily in the construction and land development loan category, as a result of improvements in credit quality ratings, transfers to OREO, pay offs, and charge-offs of impaired loans. Of those loans currently designated as non-performing, approximately $13.0 million, or 33.7%, are current as to payment of principal and interest.

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

At June 30, 2012, total non-performing assets were down compared to March 31, 2012 and June 30, 2011. Non-performing assets and non-performing loans also declined during this period in terms of percentage of total assets and loans, respectively. The amount of additions to non-performing loans declined in the current quarter as compared to the previous quarter and the same quarter in 2011.

Adversely classified loans

(Dollars in Thousands)
	June 30, 2012	March 31, 2012	$ Change	% Change	June 30, 2011	$ Change	% Change

Rated substandard or worse - not impaired	$79,643	$84,124	$(4,481)	-5%	$114,565	$(34,922)	-30%
Impaired	38,453	55,880	(17,427)	-31%	92,505	(54,052)	-58%

Total adversely classified loans*	$118,096	$140,004	$(21,908)	-16%	$207,070	$(88,974)	-43%

Gross loans	$710,828	$743,660	$(32,832)	-4%	$882,653	$(171,825)	-19%
Adversely classified loans to gross loans	16.61%	18.83%	-2.22%		23.46%	-6.85%
Allowance for loan losses	$19,518	$20,324	$806	4%	$28,433	$8,915	31%

*	Adversely classified loans are defined as loans having a well-defined weakness or weaknesses related to the borrower’s financial capacity or to pledged collateral that may jeopardize the repayment of the debt. They are characterized by the possibility that the Bank may sustain some loss if the deficiencies giving rise to the substandard classification are not corrected.

30-89 Days Past Due by type

(Dollars in Thousands)	June 30, 2012	% of Category	March 31, 2012	% of Category	$ Change	June 30, 2011	% of Category	$ Change

Construction, Land Dev & Other Land	$—	0%	$—	0%	$—	$39	1%	$(39)
Commercial & Industrial	297	13%	—	0%	297	173	6%	124
Commercial Real Estate Loans	—	0%	1,040	34%	(1,040)	740	27%	(740)
Secured Multifamily Residential	—	0%	—	0%	—	—	0%	—
Other Commercial Loans Secured by RE	386	18%	657	21%	(271)	145	5%	241
Loans to Individuals, Family & Personal Expense	6	0%	16	1%	(10)	19	1%	(13)
Consumer/Finance	1,512	69%	1,337	44%	175	823	30%	689
Other Loans	—	0%	—	0%	—	843	30%	(843)

Accruing loans 30-89 days past due	2,201		3,050		(849)	2,782		(581)
Nonaccruing loans 30-89 days past due	2,628		8,893		(6,265)	7,514		(4,886)

Total loans 30-89 days past due	$4,829		$11,943		$(7,114)	$10,296		$(5,467)

Accruing Loans 30-89 days past due to total accruing loans	0.33%		0.44%			0.35%

Non-performing Loans

(Dollars in Thousands)
For the Three Months Ended	June 30, 2012	March 31, 2012	$ Change	June 30, 2011	$ Change
Balance beginning of period	$55,880	$76,241	$(20,361)	109,844	$(53,964)
Transfers from performing loans	831	13,835	(13,004)	4,760	(3,929)
Loans returned to performing status	(5,508)	—	(5,508)	(4,428)	(1,080)
Transfers to OREO	(2,760)	(19,245)	16,485	(4,122)	1,362
Principal reduction from payment	(5,862)	(8,631)	2,769	(6,933)	1,071
Principal reduction from charge-off	(4,128)	(6,320)	2,192	(6,616)	2,488

Total non-performing loans	$38,453	$55,880	$(17,427)	$92,505	$(54,052)

Percentage of non-performing loans to total gross loans	5.41%	7.51%		10.48%

For the Six Months Ended	June 30, 2012	June 30, 2011	$ Change
Balance beginning of period	$76,241	$129,616	$(53,375)
Transfers from performing loans	14,666	7,483	7,183
Loans returned to performing status	(5,508)	(4,428)	(1,080)
Transfers to OREO	(22,005)	(8,372)	(13,633)
Principal reduction from payment	(14,493)	(12,627)	(1,866)
Principal reduction from charge-off	(10,448)	(19,167)	8,719

Total non-performing loans	$38,453	$92,505	$(54,052)

nm = not meaningful

The following table summarizes the Company’s non-performing assets as of the periods shown:

(Dollars in Thousands)	June 30, 2012	March 31, 2012	$ Change	June 30, 2011	$ Change
Loans on nonaccrual status	$38,307	$55,356	$(17,049)	$92,266	$(53,959)
Loans past due greater than 90 days but not on nonaccrual status	146	524	(378)	239	(93)

Total non-performing loans	38,453	55,880	(17,427)	92,505	(54,052)
Other real estate owned and foreclosed assets	33,895	35,434	(1,539)	27,579	6,316

Total non-performing assets	$72,348	$91,314	$(18,966)	$120,084	$(47,736)

Percentage of non-performing assets to total assets	6.05%	7.44%		9.08%

At June 30, 2012, total non-performing assets were down compared to March 31, 2012. Non-performing assets and loans have also declined in terms of percentage of total assets and loans, respectively. The amount of additions to non-performing assets has slowed during 2012 versus the prior year. This is due to the positive impact of business improvement plans implemented by a number of borrowers in response to the current economic downturn.

Reductions in non-performing loans were largely due to the Company taking ownership of additional residential and commercial properties related to loans which previously were on nonaccrual status, nonaccrual loan payoffs, charge-offs, and the return of loans to performing status.

The following table summarizes the Company’s non-performing loans by loan type and geographic region as of June 30, 2012:

(Dollars in Thousands)
	June 30, 2012
	Non-performing Loans
	Southern Oregon	Mid-Central Oregon	Northern California	Sacramento Valley	Totals	Funded Loan Totals	Percent NPL to Funded Loan Totals by Category
Construction, Land Dev & Other Land	$957	$5,796	$1,300	$3,514	$11,567	$47,968	24.1%
Commercial & Industrial	3,757	220	404	—	4,381	116,457	3.8%
Commercial Real Estate Loans	4,725	8,372	1,541	1,679	16,317	423,569	3.9%
Secured Multifamily Residential	226	—	—	—	226	20,604	1.1%
Other Commercial Loans Secured by RE	1,053	354	1,046	1,661	4,114	44,026	9.3%
Loans to Individuals, Family & Personal Expense	271	—	—	—	271	9,334	2.9%
Consumer/Finance	28	115	3	—	146	36,606	0.4%
Other Loans	1,384	—	—	47	1,431	12,037	11.9%
Overdrafts	—	—	—	—	—	227	0.0%

Total non-performing loans	$12,401	$14,857	$4,294	$6,901	$38,453	$710,828

Non-performing loans to total funded loans	3.8%	10.0%	6.5%	4.1%	5.4%
Total funded loans	$329,937	$147,851	$65,959	$167,081	$710,828

The following tables summarize the Company’s troubled debt restructured loans by type and geographic region as of June 30, 2012:

(Dollars in Thousands)
	June 30, 2012 Restructured loans
	Southern Oregon	Mid Oregon	Northern California	Sacramento Valley	Totals	Number of Loans
Construction, Land Dev & Other Land	$331	$5,355	$135	$3,721	$9,542	16
Commercial & Industrial	3,517	—	598	216	4,331	9
Commercial Real Estate Loans	6,517	4,769	176	—	11,462	8
Other Commercial Loans Secured by RE	579	—	318	1,661	2,558	9

Total restructured loans	$10,944	$10,124	$1,227	$5,598	$27,893	42

The following table presents the Company’s troubled debt restructured loans by year of maturity, according to the restructured terms, as of June 30, 2012:

(Dollars in Thousands)
Year	Amount
2012	$13,781
2013	6,005
2014	3,506
2015	116
2016	873
Thereafter	3,612

Total	$27,893

The Company’s OREO property disposition activities continued at a steady pace in the second quarter of 2012. The level of additional real estate properties taken into the OREO portfolio decreased from prior periods, in which approximately $15 million in additional OREO was associated with settlement of the Company’s largest non-performing lending relationship in first quarter 2012. During the six months ended June 30, 2012, the Company disposed of 31 OREO properties with a book value of $7.7 million while acquiring 32 properties with a book value of $22.0 million. OREO valuation adjustments declined as compared to both first quarter 2012 and second quarter 2011, corresponding to a modest improvement in real estate valuations over the period. At June 30, 2012, the OREO portfolio consisted of 83 properties. The largest balances in the OREO portfolio at the end of the quarter were attributable to income-producing properties followed by homes and residential site development projects, all of which are located within our footprint.

Other real estate owned and foreclosed assets

(Dollars in Thousands)
For the Three Months Ended	June 30, 2012	March 31, 2012	$ Change	June 30, 2011	$ Change
Other real estate owned, beginning of period	$35,434	$22,829	$12,605	$29,757	$5,677
Transfers from outstanding loans	2,760	19,245	(16,485)	4,122	(1,362)
Improvements and other additions	—	—	—	—	—
Proceeds from sales	(3,217)	(4,278)	1,061	(2,037)	(1,180)
Net gain (loss) on sales	383	(663)	1,046	471	(88)
Impairment charges	(1,465)	(1,699)	234	(4,734)	3,269

Total other real estate owned	$33,895	$35,434	$(1,539)	$27,579	$6,316

For the Six Months Ended	June 30, 2012	June 30, 2011	$ Change
Other real estate owned, beginning of period	$22,829	$32,009	$(9,180)
Transfers from outstanding loans	22,005	8,372	13,633
Improvements and other additions	—	10	(10)
Proceeds from sales	(7,495)	(7,129)	(366)
Net gain (loss) on sales	(280)	1,127	(1,407)
Impairment charges	(3,164)	(6,810)	3,646

Total other real estate owned	$33,895	$27,579	$6,316

Other real estate owned and foreclosed assets by type

(Dollars in Thousands)
	June 30, 2012	# of Properties	March 31, 2012	# of Properties	$ Change	June 30, 2011	# of Properties	$ Change

Construction, Land Dev & Other Land	$13,236	43	$15,838	43	$(2,602)	$12,296	51	$940
Farmland	4,043	2	4,045	5	(2)	—	—	4,043
1-4 Family Residential Properties	612	11	2,518	11	(1,906)	1,210	5	(598)
Nonfarm Nonresidential Properties	16,004	27	13,033	24	2,971	14,073	34	1,931

Total OREO by type	$33,895	83	$35,434	83	(1,539)	$27,579	90	6,316

ALLOWANCE FOR LOAN LOSSES

The Company’s allowance for loan losses continues to decline in concert with the reduction in adversely classified loans, loan delinquencies and other relevant credit metrics. With the reduction in net charge-offs and change in the loan portfolio composition over the past several years, loss factors used in Management’s estimates to establish reserve levels have declined commensurately. As a result, amounts provided to the allowance for loan losses declined for the six months ended June 30, 2012, as compared to the same period in 2011. The amount provided in the quarter ended June 30, 2012 was up versus the same period in 2011 due to a significant reduction in adversely-classified loans in second quarter 2011. The amount provided in the current period also declined from the first quarter 2012 due to the loan portfolio quality improvements noted above.

For the quarter ended June 30, 2012, total gross and net loan charge-offs were down compared to the quarter ended March 31, 2012, and the quarter ended June 30, 2011. Recoveries in second quarter 2012 were up compared to the other periods due primarily to a $900,000 recovery of a charge-off through the settlement of bankruptcy proceedings. The net charge-offs in the current period were concentrated in the construction and land development and non-owner occupied commercial real estate loan categories. The ratio of net loan charge-offs to average gross loans (annualized) for the current quarter was down compared to the previous quarter and the same quarter one year ago.

The overall risk profile of the Company’s loan portfolio continues to improve, as stated above. However, the trend of future provision for loan losses will depend primarily on economic conditions, level of adversely-classified assets, and changes in collateral values.

Allowance for Loan Losses

(Dollars in Thousands)
For the Three Months Ended	June 30, 2012	March 31, 2012	$ Change	% Change	June 30, 2011	$ Change	% Change
Gross loans outstanding at end of period	$710,828	$743,660	$(32,832)	-4%	$882,653	$(171,825)	-19%

Average loans outstanding, gross	$729,203	$766,868	$(37,665)	-5%	$907,055	$(177,852)	-20%

Allowance for loan losses, beginning of period	$20,324	$22,683	$(2,359)	-10%	$33,366	$(13,042)	-39%

Charge-offs:
Commercial	(4)	(353)	349		(1,027)	1,023
Real Estate	(2,567)	(5,181)	2,614		(5,225)	2,658
Consumer	(229)	(493)	264		(342)	113
Other	(1,328)	(293)	(1,035)		(22)	(1,306)

Total charge-offs	(4,128)	(6,320)	2,192	35%	(6,616)	2,488	38%

Recoveries:
Commercial	1,028	88	940		1,329	(301)
Real Estate	822	147	675		138	684
Consumer	163	193	(30)		204	(41)
Other	34	33	1		12	22

Total recoveries	2,047	461	1,586	344%	1,683	364	22%

Net charge-offs	(2,081)	(5,859)	3,778	64%	(4,933)	2,852	58%

Provision charged to income	1,275	3,500	(2,225)	-64%	—	1,275	nm

Allowance for loan losses, end of period	$19,518	$20,324	$(806)	-4%	$28,433	$(8,915)	-31%

Ratio of net loans charged-off to average gross loans outstanding, annualized	1.15%	3.07%	(1.92)		2.19%	(1.04)

Ratio of allowance for loan losses to gross loans outstanding	2.75%	2.73%	0.02		3.22%	(0.47)

Allowance for loan losses as a percentage of adversely classified loans	16.53%	14.52%	2.01		13.73%	2.80

Allowance for loan losses to total non-performing loans	50.76%	36.37%	14.39		30.74%	20.02

For the Six Months Ended	June 30, 2012	June 30, 2011	$ Change	% Change

Gross loans outstanding at end of period	$710,828	$882,653	$(171,825)	-19%

Average loans outstanding, gross	$748,036	$933,544	$(185,508)	-20%

Allowance for loan losses, beginning of period	$22,683	$35,582	$(12,899)	-36%

Charge-offs:
Commercial	(357)	(2,618)	2,261
Real Estate	(7,748)	(15,897)	8,149
Consumer	(722)	(608)	(114)
Other	(1,621)	(44)	(1,577)

Total charge-offs	(10,448)	(19,167)	8,719	45%

Recoveries:
Commercial	1,116	4,710	(3,594)
Real Estate	969	696	273
Consumer	356	288	68
Other	67	24	43

Total recoveries	2,508	5,718	(3,210)	-56%

Net charge-offs	(7,940)	(13,449)	5,509	41%

Provision charged to income	4,775	6,300	(1,525)	-24%

Allowance for loan losses, end of period	$19,518	$28,433	$(8,915)	-31%

Ratio of net loans charged-off to average gross loans outstanding, annualized	2.13%	2.91%	(0.78)

Ratio of allowance for loan losses to gross loans outstanding	2.75%	3.22%	(0.47)

Allowance for loan losses as a percentage of adversely classified loans	16.53%	13.73%	2.80

Allowance for loan losses to total non-performing loans	50.76%	30.74%	20.02

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

•

Analyses are performed to establish the loss factors based on historical experience, as well as expected losses based on qualitative evaluations of such factors as the economic trends and conditions, industry conditions, levels and trends in delinquencies and impaired loans, levels and trends in charge-offs and recoveries, among others. Minimum loss factors are then established based on a weighted average of historical loss experience by risk classification within each loan category pool. The minimum or historical loss factor, whichever is larger, is applied to loan category pools segregated by risk classification to estimate the loss inherent in the Company’s loan portfolio pursuant to “Accounting for Contingencies.”

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

In prior quarters, loss factors used to estimate loss potential within the loan portfolio were solely based on actual historical experience. Beginning in this quarter, minimum loss factors are also developed based on a weighted average of historical loss experience by risk classification within each loan category pool. The minimum or historical loss factor, whichever is larger, is now applied to loan category pools segregated by risk classification to estimate the loss inherent in the Company’s loan portfolio pursuant to “Accounting for Contingencies.” This change in methodology had no material impact on the Company’s total allowance for loan losses.

The Company’s allowance for loan losses continues to decline in concert with the reduction in adversely classified assets and continued reduction in loan delinquencies and other relevant credit metrics. With the reduction in net charge-offs over the past several years, loss factors used in Management’s estimates have declined commensurately.

Overall, we believe that the allowance for loan losses is adequate to absorb probable losses in the loan portfolio at June 30, 2012, although there can be no assurance that future loan losses will not exceed our current estimates. The process for determining the adequacy of the allowance for loan losses is critical to our financial results. Please see Item 1A “Risk Factors” in our 2011 Form 10-K and Item 1A “Risk Factors” in this report.

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

The following table summarizes the primary liquidity, current ratio, net non-core funding dependency, and loan to deposit ratios of the Company. The primary liquidity ratio represents the sum of net cash, short-term and marketable assets and available borrowing lines divided by deposits. The current ratio consists of the sum of fed funds sold and interest-bearing deposits divided by total assets. The net non-core funding dependency ratio is non-core liabilities less short-term investments divided by long-term assets. The Company’s primary liquidity, current ratio, and net non-core funding dependency ratios remained strong at quarter end:

	June 30, 2012	March 31, 2012	June 30, 2011

Primary liquidity	33.42%	32.05%	25.33%
Fed funds sold and interest-bearing deposits/total assets (current ratio)	5.26%	5.32%	3.25%
Net non-core funding dependency	-5.20%	-4.10%	-0.42%

Gross loans to deposits	67.98%	68.66%	74.94%

An analysis of liquidity should encompass a review of the changes that appear in the consolidated statements of cash flow for the six months ended June 30, 2012 and 2011. The statement of cash flows includes operating, investing, and financing categories.

Cash flows provided by operating activities were $19.6 million with the difference between cash provided by operating activities and a net loss of $5.5 million consisting primarily of noncash items of $4.8 million in the loan loss provision and $1.4 million in depreciation and amortization, and $3.2 million of OREO impairment. Also, included in cash flows from operating activities were $15.4 million for sale of two branches, $280,000 loss on sales of OREO and other foreclosed assets, and $2.4 million gain on sale of investment securities.

Cash flows provided by investing activities of $79.8 million consisted primarily of $94.2 million proceeds from sales, calls, pay downs, and maturities of securities, $57.0 million in net loan pay downs, $7.5 million in proceeds from the sale of OREO, offset by $79.9 million used for purchases of securities.

Cash flows used in financing activities of $82.8 million consisted primarily of $82.1 million net decrease in deposits and $673,000 in net decrease in securities sold under agreements to repurchase.

At June 30, 2012, the Bank had $3.6 million in borrowings from securities sold under an agreement to repurchase with various business customers. At June 30, 2012, the Bank had no outstanding borrowings against its $50.9 million in established borrowing capacity with the FHLB. The Bank had no outstanding borrowings at June 30, 2012 and December 31, 2011. The borrowing capacity at the FHLB declined from year end as the Company elected to hold a higher balance of unpledged securities. The Bank’s borrowing facility is subject to collateral and stock ownership requirements. The Bank also had an available discount window primary credit line with the Federal Reserve Bank of San Francisco of approximately $3,000, and $15.0 million from a correspondent bank with no balance outstanding on either facility, both of which are pursuant to collateralized credit arrangements. On June 29, 2012 collateral was inadvertently transferred from the Federal Reserve discount window reducing the Company’s borrowing capacity as of June 30, 2012. The collateral was transferred back on July 2, 2012 restoring the Company’s borrowing capacity to $7.5 million on July 11, 2012.

In June 2010, Bancorp entered into a Written Agreement with the Federal Reserve Bank of San Francisco and DFCS. For detailed discussion of the Written Agreement, see Item 1, “Business – Supervision and Regulation” in our 2011 10-K. Under the Written Agreement, Bancorp may not directly or indirectly take dividends or other forms of payment representing a reduction in capital from the Bank without the prior written approval of the Reserve Bank and the DFCS. Also, under our Memorandum of Understanding, the Bank may not pay dividends to the holding company without the consent of the FDIC and the DFCS. At June 30, 2012, the holding company did not have any borrowing arrangements of its own.

Off-Balance Sheet Arrangements

At June 30, 2012, the Bank had off-balance sheet financial instruments of $71.2 million compared to $76.9 million at March 31, 2012 and $93.4 million at June 30, 2011. For additional information regarding off balance sheet arrangements and future financial commitments, see Note 10 “Commitments and Contingent Liabilities” in the financial statements included under Item 1 of this report.

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

As of the date of this report, we believe that the Company and the Bank had achieved all of these requirements with the exception of the leverage ratio requirement. Prior to completing the Agreement with the FDIC in April 2010, we completed a common stock offering that raised $33.2 million in gross proceeds, which raised the Bank’s Tier 1 leverage ratio from 5.70% at December 31, 2009, to 8.21% at March 31, 2010. Subsequently the Bank has engaged in balance sheet management activities, including loan and deposit reductions which have further increased its capital ratios as noted above. Similarly, the Company has reduced its assets classified “Substandard” to 61.6% of Tier 1 capital plus ALLL as of June 30, 2012. As previously noted, the Company has demonstrated progress and is committed to achieving all the requirements of the Agreement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates. The Company’s market risk arises principally from interest rate risk in its lending, deposit and borrowing activities. Management actively monitors and manages its interest rate risk exposure. Although the Company manages other risks, such as credit quality and liquidity risk, in the normal course of business, Management considers interest rate risk to be a significant market risk, which could have a material effect on the Company’s financial condition and results of operations. Other types of market risks, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company’s business activities. The Company did not experience a significant change in market risk at June 30, 2012, as compared to March 31, 2012 or December 31, 2011.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during our most recent quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the second quarter of 2012, we completed the previously announced branch sales, consolidations and closures, as well as expense control initiatives, which are intended to provide annualized savings.

PremierWest Bank completed previously announced expense control initiatives including a restructuring of staff and processes that, when combined with the closure of nine branches and sale of two branches, is expected to result in annualized savings of approximately $4.4 million. As a result of the initiatives, staff positions were eliminated and vacant positions were not filled. The projected cost savings may not materialize at such levels or during the projected time period. In addition, consolidation of branches and reduction in staff levels could result in the loss of customers and higher than anticipated consolidation expenses. No assurance is given that we will be able to realize cost savings, maintain customer relationships or control consolidation expenses.

We may be required to raise additional capital or sell assets in the future, but that capital or the opportunity to sell assets may not be available, or may only be available on unfavorable terms.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. The proceeds of our completed rights offering returned our status to “Well-Capitalized” levels, including exceeding the 10.0% risk-based capital level. We are, however, subject to a Consent Order that requires higher capital levels. Our Bank leverage ratio as of June 30, 2012, was 9.01%. If we are unable to increase our capital levels to the Consent Order requirements, we may be subject to penalties or further restrictions on our operations. In addition, future losses could reduce our capital levels. We may need to raise additional capital to maintain or improve our capital position or to support our operations. Until we raise additional capital, our loan growth will be limited. In addition, the Federal Reserve Board recently announced proposed rules to implement Basel III capital reforms and we anticipate the rules could require us to raise additional capital through the sale of common equity. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we may not be able to raise additional capital on terms acceptable to us. Alternatively, we may be required to improve our capital ratios through the sale of assets. Market conditions for the sale of assets may not be favorable and we may not be able to lower asset levels sufficiently to meet the requirements of the Consent Order or to maintain existing capital levels. If we cannot raise additional capital or improve capital ratios through other options, our financial condition, and our ability to maintain or improve our capital position to support our operations and to continue as a going concern, could be materially impaired.

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

ITEM 4. MINE SAFETY DISCLOSURES

(a) [Not applicable.]

ITEM 5. OTHER INFORMATION

[None.]

ITEM 6. EXHIBITS

Exhibits

3.1	Articles of Incorporation of PremierWest Bancorp (incorporated by reference to Exhibit 3.1 to Form 10-K filed March 16, 2011)

3.2	Amended and Restated Bylaws of PremierWest Bancorp (incorporated by reference to Exhibit 3.2 to Form 10-K filed March 16, 2010)

10.1	Employment Agreement with Steve Erb (incorporated by reference to Exhibit 99.1 to Form 8-K) filed April 6, 2012.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer (Principal Accounting and Principal Financial Officer) required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer (Principal Accounting and Principal Financial Officer) required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101	The following financial information from the Quarterly Report on Form 10-Q for the period ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Other Comprehensive Income; (iv) the Consolidated Statements of Changes in Shareholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities and Exchange Act of 1934, as amended and otherwise are not subject to liability under those sections.

SIGNATURES: Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: August 7, 2012

PREMIERWEST BANCORP

/s/ James M. Ford
James M. Ford, President and Chief Executive Officer

/s/ Douglas N. Biddle
Douglas N. Biddle, Chief Financial Officer and Principal Accounting Officer