Form 10-Q
period 2012-09-30
PREMIERWEST BANCORP
filed 2012-11-06
CIK 1102287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares outstanding of Registrant’s common stock as of November 2, 2012 was 10,034,741.

Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PREMIERWEST BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	September 30,	December 31,	September 30,
ASSETS	2012	2011	2011
Cash and cash equivalents:
Cash and due from banks	$24,277	$40,179	$28,551
Federal funds sold	3,025	4,030	3,180
Interest-bearing deposits	38,241	27,140	34,330

Total cash and cash equivalents	65,543	71,349	66,061

Interest-bearing certificates of deposit (original maturities greater than 90 days)	1,500	1,500	1,500
Investment securities:
Investment securities available-for-sale, at fair market value	320,583	314,160	298,617
Investment securities - Community Reinvestment Act	4,962	2,000	2,000
Restricted equity securities	3,082	3,255	3,310

Total investment securities	328,627	319,415	303,927

Mortgage loans held-for-sale	3,214	810	963
Loans, net of deferred loan fees	676,101	797,416	851,838
Allowance for loan losses	(19,174)	(22,683)	(26,975)

Loans, net	656,927	774,733	824,863

Premises and equipment, net of accumulated depreciation and amortization	41,362	46,272	46,863
Core deposit intangibles, net of amortization	1,653	1,990	2,106
Other real estate owned and foreclosed assets	29,288	22,829	28,127
Accrued interest and other assets	29,436	27,149	26,701

TOTAL ASSETS	$1,157,550	$1,266,047	$1,301,111

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Demand	$275,617	$281,519	$279,859
Interest-bearing demand and savings	393,311	414,477	426,469
Time deposits	346,054	431,753	454,704

Total deposits	1,014,982	1,127,749	1,161,032

Securities sold under agreements to repurchase	7,037	4,241	2,873
Junior subordinated debentures	30,928	30,928	30,928
Accrued interest and other liabilities	23,549	18,764	17,938

Total liabilities	1,076,496	1,181,682	1,212,771

COMMITMENTS AND CONTINGENCIES (Note 9)
SHAREHOLDERS’ EQUITY
Preferred Stock, net of unamortized discount, no par value 1,000,000 shares authorized, 41,400 shares issued and outstanding, liquidation preference $1,000 per share (41,400 at 12/31/2011 and 9/30/2011)	40,742	40,399	40,234
Common stock - no par value; 150,000,000 shares authorized; 10,034,741 shares issued and outstanding (10,035,241 at 12/31/2011 and 10,035,741 at 9/30/11)	208,556	208,469	208,431
Accumulated deficit	(176,486)	(169,818)	(165,752)
Accumulated other comprehensive income	8,242	5,315	5,427

Total shareholders’ equity	81,054	84,365	88,340

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,157,550	$1,266,047	$1,301,111

See accompanying notes.

PREMIERWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except for Loss per Share Data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$10,524	$13,335	$33,116	$40,887
Interest on investments:
Taxable	1,531	1,656	5,107	4,627
Nontaxable	4	5	29	76
Interest on federal funds sold	2	2	6	6
Other interest and dividends	49	38	147	169

Total interest and dividend income	12,110	15,036	38,405	45,765

INTEREST EXPENSE
Deposits:
Interest-bearing demand and savings	99	149	300	794
Time	1,122	1,885	3,868	6,318
Interest on securities sold under agreements to repurchase	3	4	10	12
Junior subordinated debentures	262	149	595	465

Total interest expense	1,486	2,187	4,773	7,589

Net interest income	10,624	12,849	33,632	38,176
LOAN LOSS PROVISION	—	5,050	4,775	11,350

Net interest income after loan loss provision	10,624	7,799	28,857	26,826

NON-INTEREST INCOME
Service charges on deposit accounts	847	946	2,600	2,822
Other commissions and fees	676	724	2,022	2,040
Net gain on sale of securities, available-for-sale	713	227	3,108	1,000
Investment brokerage and annuity fees	581	468	1,389	1,394
Mortgage banking fees	204	61	424	270
Other non-interest income	329	241	884	936

Total non-interest income	3,350	2,667	10,427	8,462

NON-INTEREST EXPENSE
Salaries and employee benefits	6,065	6,395	19,152	20,534
Net cost of operations of other real estate owned and foreclosed assets	883	644	4,530	7,174
Net occupancy and equipment	1,694	2,140	5,267	5,959
FDIC and state assessments	690	800	2,072	2,721
Professional fees	1,020	613	2,057	2,246
Communications	411	488	1,332	1,443
Advertising	166	241	557	693
Third-party loan costs	165	196	734	923
Professional liability insurance	215	202	641	577
Problem loan expense	570	263	2,647	453
Other non-interest expense	1,336	1,316	5,009	4,188

Total non-interest expense	13,215	13,298	43,998	46,911

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	759	(2,832)	(4,714)	(11,623)
PROVISION FOR INCOME TAXES	11	23	58	44

NET INCOME (LOSS)	748	(2,855)	(4,772)	(11,667)
PREFERRED STOCK DIVIDENDS AND DISCOUNT ACCRETION	634	614	1,896	1,883

NET INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS	$114	$(3,469)	$(6,668)	$(13,550)

INCOME (LOSS) PER COMMON SHARE:
BASIC	$0.01	$(0.35)	$(0.66)	$(1.35)

DILUTED	$0.01	$(0.35)	$(0.66)	$(1.35)

See accompanying notes.

PREMIERWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in Thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011
NET INCOME (LOSS)	$748	$(2,855)	$(4,772)	$(11,667)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized gain on available-for-sale securities [1]	2,219	3,500	6,035	5,499
Adjustment for realized gains and losses included in net income (loss)[1]	(713)	(227)	(3,108)	(1,000)
Amortization of unrealized loss for investment securities transferred to held-to-maturity (net of tax of $1 and $8 at 9/30/2011)	—	1	—	(12)

Total other comprehensive income, net of tax	1,506	3,274	2,927	4,487

COMPREHENSIVE INCOME (LOSS)	$2,254	$419	$(1,845)	$(7,180)

[1]	Tax adjusted with full valuation allowance

See accompanying notes.

PREMIERWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in Thousands, Except Share Amounts)

					Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
BALANCE - December 31, 2010	41,400	$39,946	10,034,830	$208,324	$(152,202)	$940	$97,008
Net loss	—	—	—	—	(15,051)	—	(15,051)
Total other comprehensive income, net of tax	—	—	—	—	—	4,375	4,375
Preferred stock dividend accrued	—	—	—	—	(2,112)	—	(2,112)
Restricted stock issued	—	—	750	—	—	—	—
Cash paid for fractional shares in connection with 1-for-10 reverse stock split	—	—	(339)	(1)	—	—	(1)
Stock-based compensation expense	—	—	—	146	—	—	146
Accretion of discount from Series B preferred stock	—	453	—	—	(453)	—	—

BALANCE - December 31, 2011	41,400	$40,399	10,035,241	$208,469	$(169,818)	$5,315	$84,365
Net loss	—	—	—	—	(4,772)	—	(4,772)
Total other comprehensive income, net of tax	—	—	—	—	—	2,927	2,927
Preferred stock dividend accrued	—	—	—	—	(1,553)	—	(1,553)
Restricted stock forfeited	—	—	(500)	—	—	—	—
Stock-based compensation expense	—	—	—	87	—	—	87
Accretion of discount from Series B preferred stock	—	343	—	—	(343)	—	—

BALANCE - September 30, 2012	41,400	$40,742	10,034,741	$208,556	$(176,486)	$8,242	$81,054

See accompanying notes.

PREMIERWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	For The Nine Months Ended
	September 30,	September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,772)	$(11,667)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	2,046	2,506
Loan loss provision	4,775	11,350
Amortization of premiums and accretion of discounts on investment securities, net	4,598	2,675
Gain on sale of investment securities	(3,108)	(1,000)
Funding of loans held-for-sale	(26,420)	(13,295)
Proceeds from sale of loans held-for-sale	24,016	13,261
Change in BOLI value	(371)	(149)
Stock-based compensation expense	87	108
Loss on sales of premises and equipment	19	817
Impairment of premises and equipment	719	—
Loss on sale of other real estate owned and foreclosed assets, net	4,066	6,390
Write down of low income housing tax credit investment	161	158
Cash due from other financial institution in connection with branch sale	(22)	—
Changes in accrued interest receivable/payable and other assets/liabilities	2,861	1,221

Net cash provided by operating activities	8,655	12,375

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities available-for-sale	(160,377)	(242,390)
Purchase of investment securities - Community Reinvestment Act	(2,979)	—
Proceeds from principal payments received on securities available-for-sale	29,019	26,742
Proceeds from principal payments received on securities - Community Reinvestment Act	17	—
Proceeds from sale of securities available-for-sale	121,872	129,766
Proceeds from maturities and calls of investment securities available-for-sale	4,500	—
Proceeds from maturities and calls of investment securities held-to-maturity	—	2,893
Proceeds from FHLB stock redemption	173	164
Loan payments, net	90,036	91,897
Purchase of premises and equipment	(158)	(1,944)
Proceeds from disposal of premises and equipment	1,160	65
Purchase of low income housing tax credit investments	(223)	(709)
Purchase of improvements for other real estate owned and foreclosed assets	—	(10)
Proceeds from sale of other real estate owned and foreclosed assets	12,470	10,605

Net cash provided by investing activities	95,510	17,079

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(112,767)	(105,217)
Net decrease in Federal Home Loan Bank borrowings	—	(22)
Net increase in securities sold under agreements to repurchase	2,796	2,873
Cash paid for fractional shares in connection with 1-for-10 reverse stock split	—	(1)

Net cash used in financing activities	(109,971)	(102,367)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,806)	(72,913)
CASH AND CASH EQUIVALENTS - Beginning of the period	71,349	138,974

CASH AND CASH EQUIVALENTS - End of the period	$65,543	$66,061

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$4,159	$7,284

Cash paid for taxes	$53	$40

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfers of loans to other real estate owned and foreclosed assets	$22,995	$13,103

Preferred stock dividend declared and accrued during the period but not yet paid	$1,553	$1,595

Trust preferred securities interest accrued during the period but not yet paid	$594	$465

Accretion of preferred stock discount	$343	$288

Transfers of investment securities from held-to-maturity to available-for-sale	$—	$26,250

See accompanying notes.

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – The accompanying consolidated financial statements include the accounts of PremierWest Bancorp (the “Company” or “PremierWest”) and its wholly-owned subsidiary, PremierWest Bank (the “Bank”).

The Bank offers a full range of financial products and services through a network of 32 full service branch offices, 26 of which are located along the Interstate 5 freeway corridor between Roseburg, Oregon, and Sacramento, California. Of the 32 full service branch offices, 17 are located in Oregon (Jackson, Josephine, Deschutes, Douglas and Klamath Counties) and 15 are located in California (Siskiyou, Shasta, Butte, Tehama, Sacramento, Nevada, Placer, and Yolo Counties). The Bank’s products and services include commercial, real estate, installment and mortgage loans; checking, time deposit and savings accounts; mortgage loan brokerage services; and automated teller machines (“ATM”) and safe deposit facilities. The Bank has two subsidiaries: PremierWest Investment Services, Inc. and Blue Star Properties, Inc. PremierWest Investment Services, Inc. operates throughout the Bank’s market area providing brokerage services for investment products including stocks, bonds, mutual funds and annuities. Blue Star Properties, Inc. serves solely to hold real estate properties for the Company but is currently inactive. The offices of Premier Finance Company were closed during the second quarter of 2012 and the operations consolidated into the Bank. On September 28, 2012, Premier Finance Company filed Articles of Dissolution with the Oregon Secretary of State.

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

During the second quarter of 2012, the Company consolidated nine of its branches into existing nearby branches and sold two branches. Five of the consolidated branches were located in Oregon, and the other four consolidated branches were located in California. The two branches sold were located in California. The decision to consolidate these branches and the projected reduction in expense followed an extensive branch network analysis with a focus on reducing expense, improving efficiency, and positively impacting the overall value of the Company. These branches represented less than 10% of the total bank-wide deposits. Branch consolidation is projected to result in expense savings of approximately $1.9 million annually. The Company has incurred branch consolidation costs of approximately $1.0 million as of September 30, 2012.

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

In preparing these financial statements, the Company has evaluated events and transactions subsequent to September 30, 2012, for potential recognition or disclosure in the financial statements. In Management’s opinion, all accounting adjustments necessary to accurately reflect the financial position and results of operations on the accompanying financial statements have been made. These adjustments include normal and recurring accruals considered necessary for a fair and accurate presentation.

Reclassifications – Certain reclassifications have been made to the 2011 consolidated financial statements to conform to current quarter presentations. These reclassifications have no effect on previously reported shareholders’ equity, net loss or loss per share.

Stock dividends – Share and per share data in the accompanying consolidated financial statements reflect all previously declared and paid stock dividends. The Company did not declare a stock dividend in the quarter ended September 30, 2012.

Cash dividends – No cash dividends on common stock were declared in the quarter ended September 30, 2012.

On August 17, 2009, a cash dividend of $517,500 was paid to the United States Department of the Treasury pursuant to the Troubled Asset Relief Program Capital Purchase Program for the 41,400 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B, with cumulative dividends at a rate of 5.0% per annum for the first five years and 9.0% per annum thereafter. Payments have not been made since the third quarter of 2009; however, the Company has continued to accrue dividends through the third quarter of 2012. As of September 30, 2012, accrued dividends totaled approximately $6.6 million, of which approximately $5.0 million was accrued through December 31, 2011.

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

NOTE 3 - INVESTMENT SECURITIES

Investment securities at September 30, 2012 and December 31, 2011 consisted of the following:

(Dollars in Thousands)	September 30, 2012
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Available-for-sale:
Collateralized mortgage obligations	$151,199	$1,405	$(643)	$151,961
Mortgage-backed securities	87,477	3,939	(19)	91,397
Obligations of states and political subdivisions	73,665	3,746	(186)	77,225

Total available-for-sale	$312,341	$9,090	$(848)	$320,583

Investment securities -
Other Community Reinvestment Act	$4,962	$—	$—	$4,962

Restricted equity securities	$3,082	$—	$—	$3,082

	December 31, 2011
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Available-for-sale:
Collateralized mortgage obligations	$134,074	$1,036	$(694)	$134,416
Mortgage-backed securities	70,449	1,344	(20)	71,773
U.S. Government and agency securities	39,899	1,194	—	41,093
Obligations of states and political subdivisions	64,423	2,652	(197)	66,878

Total available-for-sale	$308,845	$6,226	$(911)	$314,160

Investment securities -
Other Community Reinvestment Act	$2,000	$—	$—	$2,000

Restricted equity securities	$3,255	$—	$—	$3,255

The table below presents the gross unrealized losses and fair value of the Bank’s investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2012 and December 31, 2011. Of these amounts at September 30, 2012, 27 investment securities comprised the less than 12 months category and two investment securities comprised the 12 months or more category. At December 31, 2011, 35 investment securities comprised the less than 12 months category and one investment security comprised the 12 months or more category.

(Dollars in Thousands)	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
At September 30, 2012	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-sale:
Collateralized mortgage obligations	$57,485	$(539)	$7,328	$(104)	$64,813	$(643)
Mortgage-backed securities	1,617	(19)	—	—	1,617	(19)
Obligations of states and political subdivisions	20,807	(186)	—	—	20,807	(186)

Total	$79,909	$(744)	$7,328	$(104)	$87,237	$(848)

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
At December 31, 2011	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-sale:
Collateralized mortgage obligations	$76,461	$(688)	$1,728	$(6)	$78,189	$(694)
Mortgage-backed securities	7,318	(20)	—	—	7,318	(20)
U.S. Government and agency securities	15,747	(197)	—	—	15,747	(197)

Total	$99,526	$(905)	$1,728	$(6)	$101,254	$(911)

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

The amortized cost and estimated fair value of investment securities at September 30, 2012, by maturity are shown below. The amortized cost and fair value of collateralized mortgage obligations and mortgage-backed securities are presented by expected average life, rather than contractual maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay underlying loans without prepayment penalties.

(Dollars in Thousands)	Available-for-sale
	Amortized	Estimated
At September 30, 2012	Cost	Fair Value
Due in one year or less	$26,376	$26,292
Due after one year through five years	182,116	185,761
Due after five years through ten years	86,808	90,541
Due after ten years	17,041	17,989

Total investment securities	$312,341	$320,583

At September 30, 2012, investment securities with an estimated fair value of $161.7 million were pledged to secure public deposits, certain nonpublic deposits and borrowings.

The following table presents the cash proceeds from the sales of securities and their associated gross realized gains and gross realized losses that are in earnings for the three months and nine months ended September 30, 2012 and 2011:

(Dollars in Thousands)	For the Three Months Ended		For the Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Gross realized gain on sale of securities	$853	$227	$3,295	$1,229
Gross realized loss on sale of securities	(140)	—	(187)	(229)

Net realized gain on sale of securities	$713	$227	$3,108	$1,000

Proceeds from sale of securities	$50,022	$15,471	$121,872	$129,766

As required of all members of the Federal Home Loan Bank (“FHLB”) system, the Company maintains an investment in the capital stock of the FHLB in an amount equal to the greater of $500 or 0.5% of home mortgage loans and pass-through securities plus 5.0% of the outstanding balance of mortgage home loans sold to FHLB under the Mortgage Purchase Program. The FHLB system, the largest government sponsored entity in the United States, is made up of 12 regional banks, including the FHLB of Seattle and the FHLB of San Francisco. Participating banks record the value of FHLB stock equal to its par value at $100 per share. At September 30, 2012, the Company held approximately $2.5 million in FHLB stock. The Company is required to hold FHLB’s stock in order to receive advances and views this investment as long-term. Thus, when evaluating it for impairment, the value is determined based on the recovery of the par value through redemption by the FHLB or from the sale to another member, rather than by recognizing temporary declines in value. The FHLB of Seattle disclosed that it reported net income for the nine month period ended September 30, 2012. On October 25, 2010, the FHLB of Seattle entered into a Stipulation and Consent to the Issuance of a Consent Order with the Federal Housing Finance Agency (“Finance Agency”). On September 7, 2012, the Finance Agency notified the FHLB of Seattle it considers the Seattle Bank to be “adequately capitalized.” The Company has concluded that its investment in FHLB is not impaired as of September 30, 2012, and believes that it will ultimately recover the par value of its investment in this stock.

NOTE 4 – LOANS

Loans as of September 30, 2012 and December 31, 2011, consisted of the following:

(Dollars in Thousands)	September 30, 2012	December 31, 2011
Construction, Land Dev & Other Land	$36,434	$81,241
Commercial & Industrial	115,395	124,422
Commercial Real Estate Loans	402,237	449,347
Secured Multifamily Residential	20,221	21,792
Other Loans Secured by 1-4 Family RE	43,400	47,912
Loans to Individuals, Family & Personal Expense	21,859	24,034
Indirect Consumer	23,264	21,272
Other Loans	13,316	27,594
Overdrafts	228	264

Gross loans	676,354	797,878
Less: allowance for loan losses	(19,174)	(22,683)
Less: deferred fees and restructured loan concessions	(253)	(462)

Loans, net	$656,927	$774,733

NOTE 5 – ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY

The allowance for loan losses represents the Company’s estimate of potential credit losses in its loan portfolio. The allowance for loan losses is increased through periodic charges to earnings through provision for loan losses and represents the aggregate amount, net of loans charged-off and recoveries on previously charged-off loans, that is needed to establish an appropriate reserve for credit losses. The allowance is estimated based on a variety of factors and using a methodology as described below:

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

In prior quarters, loss factors used to estimate loss potential within the loan portfolio were solely based on actual historical experience. Beginning in second quarter 2012, minimum loss factors are also developed based on a weighted average of historical loss experience by risk classification within each loan category pool. The minimum or historical loss factor, whichever is larger, is now applied to loan category pools segregated by risk classification to estimate the loss inherent in the Company’s loan portfolio pursuant to “Accounting for Contingencies.” Similarly, the minimum or actual loss factor is used as a basis for establishing a nominal reserve on unfunded balances (net available credit), depending on the loan category. This change in methodology had no material impact on the Company’s total allowance for loan losses.

Transactions in the allowance for loan losses for the three months and nine months ended September 30, 2012 and 2011, were as follows:

Allowance for Credit Losses and Recorded Investment in Financing Receivables

	Construction,	Comm &	Comm Real	Comm Real	Other Loans Secured by	Loans to	Indirect	Other Loans, Concessions,
	Land Dev	Industrial	Estate	Estate Multi	1-4 Family RE	Individuals	Consumer	and Overdrafts	Total
For the three months ended September 30, 2012
Allowance for credit losses:
Beginning balance	$4,413	$4,050	$6,782	$162	$1,235	$670	$1,079	$1,127	$19,518
Charge-offs and concessions	(743)	(96)	(422)	—	(36)	(503)	(241)	(130)	(2,171)
Recoveries	1,388	61	172	—	46	38	89	33	1,827
Provision	(3,651)	270	2,636	75	(478)	435	(72)	785	—

Ending balance	$1,407	$4,285	$9,168	$237	$767	$640	$855	$1,815	$19,174

For the nine months ended September 30, 2012
Allowance for credit losses:
Beginning balance	$4,473	$4,678	$8,582	$242	$1,425	$1,253	$1,736	$294	$22,683
Charge-offs and concessions	(6,601)	(452)	(1,660)	—	(687)	(427)	(724)	(2,068)	(12,619)
Recoveries	2,127	1,177	384	—	64	41	316	226	4,335
Provision	1,408	(1,118)	1,862	(5)	(35)	(227)	(473)	3,363	4,775

Ending balance	$1,407	$4,285	$9,168	$237	$767	$640	$855	$1,815	$19,174

Ending balance: individually evaluated for impairment	$60	$51	$29	$177	$—	$—	$—	$—	$317

Ending balance: collectively evaluated for impairment	$1,347	$4,234	$9,139	$60	$767	$640	$855	$1,815	$18,857

Loans:
Ending balance	$36,434	$115,395	$402,237	$20,221	$43,400	$21,859	$23,264	$13,544	$676,354

Ending balance: individually evaluated for impairment	$5,477	$1,745	$19,193	$555	$2,130	$78	$149	$1,146	$30,473

Ending balance: collectively evaluated for impairment	$30,957	$113,650	$383,044	$19,666	$41,270	$21,781	$23,115	$12,398	$645,881

Allowance for Credit Losses and Recorded Investment in Financing Receivables

	Construction,	Comm &	Comm Real	Comm Real	Other Loans Secured by	Loans to	Indirect	Other Loans, Concessions,
	Land Dev	Industrial	Estate	Estate Multi	1-4 Family RE	Individuals	Consumer	and Overdrafts	Total
For the three months ended September 30, 2011
Allowance for credit losses:
Beginning balance	$5,524	$8,479	$7,869	$194	$2,393	$1,060	$2,064	$850	$28,433
Charge-offs	(4,052)	(75)	(984)	—	(404)	(714)	(310)	(368)	(6,907)
Recoveries	17	204	65	—	7	38	56	12	399
Provision	3,673	(3,522)	4,358	(22)	211	893	(459)	(82)	5,050

Ending balance	$5,162	$5,086	$11,308	$172	$2,207	$1,277	$1,351	$412	$26,975

For the nine months ended September 30, 2011
Allowance for credit losses:
Beginning balance	$7,335	$9,831	$10,146	$122	$4,498	$1,962	$1,385	$303	$35,582
Charge-offs	(13,112)	(2,693)	(5,517)	(56)	(2,652)	(1,046)	(589)	(409)	(26,074)
Recoveries	78	4,914	617	—	90	121	261	36	6,117
Provision	10,861	(6,966)	6,062	106	271	240	294	482	11,350

Ending balance	$5,162	$5,086	$11,308	$172	$2,207	$1,277	$1,351	$412	$26,975

Ending balance: individually evaluated for impairment	$3,550	$169	$1,277	$—	$—	$347	$—	$—	$5,343

Ending balance: collectively evaluated for impairment	$1,612	$4,917	$10,031	$172	$2,207	$930	$1,351	$412	$21,632

Loans:
Ending balance	$94,692	$131,559	$477,747	$21,886	$49,522	$25,683	$20,810	$31,658	$853,557

Ending balance: individually evaluated for impairment	$40,703	$2,199	$27,977	$144	$3,634	$966	$86	$2,501	$78,210

Ending balance: collectively evaluated for impairment	$53,989	$129,360	$449,770	$21,742	$45,888	$24,717	$20,724	$29,157	$775,347

The following tables summarize the Company’s loans past due, both accruing and non-accruing, by type as of September 30, 2012 and December 31, 2011:

(Dollars in Thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days Past Due and Accruing Interest

September 30, 2012:
Construction, Land Dev & Other Land	$699	$73	$3,348	$4,120	$32,314	$36,434	$—
Commercial & Industrial	119	—	1,312	1,431	113,964	115,395	—
Commercial Real Estate Loans	4,531	3,420	5,064	13,015	389,222	402,237	—
Secured Multifamily Residential	—	—	335	335	19,886	20,221	—
Other Loans Secured by 1-4 Family RE	669	385	1,274	2,328	41,072	43,400	164
Loans to Individuals, Family & Personal Expense	807	429	77	1,313	20,546	21,859	78
Indirect Consumer	940	360	149	1,449	21,815	23,264	149
Other Loans and Overdrafts	—	8	1,146	1,154	12,390	13,544	—

Total	$7,765	$4,675	$12,705	$25,145	$651,209	$676,354	$391

December 31, 2011:
Construction, Land Dev & Other Land	$2,296	$81	$19,532	$21,909	$59,332	$81,241	$62
Commercial & Industrial	128	—	2,778	2,906	121,516	124,422	—
Commercial Real Estate Loans	967	—	14,845	15,812	433,535	449,347	—
Secured Multifamily Residential	242	—	—	242	21,550	21,792	—
Other Loans Secured by 1-4 Family RE	302	230	1,019	1,551	46,361	47,912	—
Loans to Individuals, Family & Personal Expense	108	—	618	726	23,306	24,032	3
Indirect Consumer	1,005	275	81	1,361	19,913	21,274	79
Other Loans and Overdrafts	250	1,228	1,697	3,175	24,683	27,858	—

Total	$5,298	$1,814	$40,570	$47,682	$750,196	$797,878	$144

Impaired loans by type as of September 30, 2012, and interest income recognized for the nine months ended September 30, 2012, were as follows:

(Dollars in Thousands)	Unpaid Principal	Recorded	Related	Average Recorded	Interest Income
	Balance	Investment	Allowance	Investment	Recognized
September 30, 2012
With no Related Allowance:
Construction, Land Dev & Other Land	$7,786	$4,561	$—	$11,724	$—
Commercial & Industrial	1,351	1,351	—	2,289	—
Commercial Real Estate Loans	23,965	18,763	—	19,524	—
Other Loans Secured by 1-4 Family RE	2,837	2,130	—	3,620	8
Loans to Individuals, Family & Personal Expense	1,341	78	—	335	5
Indirect Consumer	—	149	—	216	14
Other Loans	—	1,146	—	2,108	—

Total	$37,280	$28,178	$—	$39,816	$27
With a Related Allowance:
Construction, Land Dev & Other Land	$916	$916	$60	$818	$—
Commercial & Industrial	394	394	51	822	—
Commercial Real Estate Loans	430	430	29	3,752	—
Secured Multifamily Residential	555	555	177	267	—
Other Loans	—	—	—	81	—

Total	$2,295	$2,295	$317	$5,740	$—
Total Impaired Loans:
Construction, Land Dev & Other Land	$8,702	$5,477	$60	$12,542	$—
Commercial & Industrial	1,745	1,745	51	3,111	—
Commercial Real Estate Loans	24,395	19,193	29	23,276	—
Secured Multifamily Residential	555	555	177	267	—
Other Loans Secured by 1-4 Family RE	2,837	2,130	—	3,620	8
Loans to Individuals, Family & Personal Expense	1,341	78	—	335	5
Indirect Consumer	—	149	—	216	14
Other Loans	—	1,146	—	2,189	—

Total Impaired Loans	$39,575	$30,473	$317	$45,556	$27

Included in the table above are loans on non-accrual status at September 30, 2012, as well as $391,000 in loans that are 90 days past due and still accruing interest. The loans that are 90 days past due and still accruing interest are in the categories of Indirect Consumer, Other Loans Secured by 1-4 Family Real Estate, and Loans to Individuals, Family & Personal Expense and are charged-off according to policy after 120 days.

Impaired loans by type as of December 31, 2011 and interest income recognized for the twelve months ended December 31, 2011, were as follows:

(Dollars in Thousands)	Unpaid			Average	Interest
	Principal	Recorded	Related	Recorded	Income
	Balance	Investment	Allowance	Investment	Recognized
December 31, 2011
With no Related Allowance:
Construction, Land Dev & Other Land	$55,821	$35,952	$—	$40,510	$5
Commercial & Industrial	4,668	3,545	—	1,766	—
Commercial Real Estate Loans	27,377	18,031	—	30,981	—
Secured Multifamily Residential	—	—	—	98	—
Other Loans Secured by 1-4 Family RE	4,661	3,536	—	3,566	—
Loans to Individuals, Family & Personal Expense	1,483	635	—	191	—
Indirect Consumer	81	79	—	138	15
Other Loans	3,367	3,175	—	2,535	—

Total	$97,458	$64,953	$—	$79,785	$20
With a Related Allowance:
Construction, Land Dev & Other Land	$—	$—	$—	$3,760	$—
Commercial & Industrial	1,662	1,662	202	994	—
Commercial Real Estate Loans	15,131	9,626	1,885	9,012	—
Other Loans Secured by 1-4 Family RE	—	—	—	1,990	—
Loans to Individuals, Family & Personal Expense	—	—	—	64	—

Total	$16,793	$11,288	$2,087	$15,820	$—
Total Impaired Loans:
Construction, Land Dev & Other Land	$55,821	$35,952	$—	$44,270	$5
Commercial & Industrial	6,330	5,207	202	2,760	—
Commercial Real Estate Loans	42,508	27,657	1,885	39,993	—
Secured Multifamily Residential	—	—	—	98	—
Other Loans Secured by 1-4 Family RE	4,661	3,536	—	5,556	—
Loans to Individuals, Family & Personal Expense	1,483	635	—	255	—
Indirect Consumer	81	79	—	138	15
Other Loans	3,367	3,175	—	2,535	—

Total Impaired Loans	$114,251	$76,241	$2,087	$95,605	$20

Included in the table above are loans on non-accrual status at December 31, 2011, as well $81,000 in loans that are 90 days past due and still accruing interest. The loans that are 90 days past due and still accruing interest are in the categories of construction, land development loans and a $1,000 loan in the individuals, family and personal expense category and are charged-off according to policy after 120 days.

Loans by type, including a breakdown of classified loans, as of September 30, 2012, and December 31, 2011, were as follows:

(Dollars in Thousands)

Credit quality indicators as of September 30, 2012 and December 31, 2011 were as follows:

September 30, 2012	Construction, Land Dev	Comm & Industrial	Comm Real Estate	Comm Real Estate Multi	Other Loans Secured by 1-4 Family RE	Loans to Individuals	Other Loans and Overdraft	Total
Pass	$17,053	$77,114	$259,250	$10,110	$37,737	$9,160	$11,224	$421,648
Watch	181	10,660	35,793	5,092	459	—	683	52,868
Special Mention	9,764	4,269	42,569	4,400	1,489	—	—	62,491
Substandard	9,436	23,352	64,625	619	3,715	12,699	1,637	116,083

Total	$36,434	$115,395	$402,237	$20,221	$43,400	$21,859	$13,544	653,090

Total Indirect Consumer Credit								23,264

Total loans								$676,354

Indirect Consumer Credit Exposure

Credit Risk Profile Based on Payment Activity

Consumer
Performing	$23,115
Nonperforming	149

Total	$23,264

December 31, 2011	Construction, Land Dev	Comm & Industrial	Comm Real Estate	Comm Real Estate Multi	Other Loans Secured by 1-4 Family RE	Loans to Individuals	Other Loans and Overdraft	Total
Pass	$23,558	$73,312	$273,068	$9,246	$37,145	$9,063	$22,822	$448,214
Watch	303	7,832	55,246	5,740	490	—	725	70,336
Special Mention	17,232	6,098	51,243	6,564	2,926	—	—	84,063
Substandard	40,148	37,180	69,790	242	7,351	14,971	4,311	173,993

Total	$81,241	$124,422	$449,347	$21,792	$47,912	$24,034	$27,858	776,606

Total Indirect Consumer Credit								21,272

Total loans								$797,878

Indirect Consumer Credit Exposure

Credit Risk Profile Based on Payment Activity

Consumer
Performing	$21,193
Nonperforming	79

Total	$21,272

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

Loss—Loans classified as loss, are considered uncollectible and of such little value that the continuance as an active Company asset is not warranted. This rating does not mean that the loan has no recovery or salvage value, but rather that the loan should be charged off now, even though partial or full recovery may be possible in the future.

Direct and indirect consumer loans are not risk rated, but designated as either “Prime” or “High Risk Consumer (HRC)” based on credit score at origination. However, consumer loans greater than 90 days past due are reported as non-performing loans. These loans are charged-off when they are 120 days past due; however, if these loans are secured by real estate, the Company may choose to write these loans down to the fair value of the collateral.

Troubled Debt Restructurings (“TDR”) – At September 30, 2012 and December 31, 2011, loans of $25.4 million and $51.7 million, respectively, were classified as restructured loans. The restructurings were granted in response to borrower financial difficulty, and provide for a modification of loan repayment terms. As of September 30, 2012 and December 31, 2011, no available commitments were outstanding on troubled debt restructurings.

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

The following tables summarize the Company’s troubled debt restructured loans by type, geographic region, and maturities as of September 30, 2012:

(Dollars in Thousands)	September 30, 2012
	Restructured loans
	Southern Oregon	Mid Oregon	Northern California	Sacramento Valley	Totals	Number of Loans
Construction, Land Dev & Other Land	$331	$1,838	$127	$2,665	$4,961	11
Commercial & Industrial	3,437	—	584	214	4,235	9
Commercial Real Estate Loans	5,563	8,641	161	—	14,365	8
Other Loans Secured by 1-4 Family RE	1,032	—	307	514	1,853	10

Total restructured loans	$10,363	$10,479	$1,179	$3,393	$25,414	38

(Dollars in Thousands)
Year of Maturity	Amount
2012	$7,588
2013	4,856
2014	4,243
2015	3,832
2016	863
Thereafter	4,032

Total	$25,414

The following table presents troubled debt restructurings by accrual or non-accrual status as of September 30, 2012 and December 31, 2011:

	September 30, 2012
	Restructured loans
(Dollars in Thousands)	Accrual Status	Non-accrual Status	Total Modifications
Construction, Land Dev & Other Land	$984	$3,977	$4,961
Commercial & Industrial	3,841	394	4,235
Commercial Real Estate Loans	5,970	8,395	14,365
Other Loans Secured by 1-4 Family RE	482	1,371	1,853

Total restructured loans	$11,277	$14,137	$25,414

	December 31, 2011
	Restructured loans
	Accrual Status	Non-accrual Status	Total Modifications
Construction, Land Dev & Other Land	$1,452	$28,361	$29,813
Commercial & Industrial	1,289	3,740	5,029
Commercial Real Estate Loans	1,118	13,258	14,376
Other Loans Secured by 1-4 Family RE	211	2,239	2,450

Total restructured loans	$4,070	$47,598	$51,668

As of September 30, 2012, there were 38 borrowers with loans designated as TDR’s that met the criteria for placement back on accrual status. This criteria is a minimum of six months of continuous satisfactory (less than 30 days past-due) payment performance under existing or modified terms, and this payment performance would be expected to continue as documented by analysis based on current financial statements and/or tax returns.

The following tables present newly restructured loans at the net active principal balance on the date of the restructuring by type of modification that occurred during the three months and nine months ended September 30, 2012 and 2011, respectively. No modification terms included principal forgiveness in the newly restructured loans that occurred during these periods:

(Dollars in Thousands)
	Three Months Ended September 30, 2012
	Interest Only	Term	Combination	Total Modifications
Construction, Land Dev & Other Land	$—	$—	$4,226	$4,226
Commercial & Industrial	48	78	2,431	2,557
Commercial Real Estate Loans	—	219	4,681	4,900
Other Loans Secured by 1-4 Family RE	—	183	276	459

Total restructured loans	$48	$480	$11,614	$12,142

	Three Months Ended September 30, 2011
	Interest Only	Term	Combination	Total Modifications
Construction, Land Dev & Other Land	$—	$2,325	$331	$2,656
Commercial & Industrial	—	—	1,335	1,335
Commercial Real Estate Loans	—	4,589	—	4,589
Other Loans Secured by 1-4 Family RE	—	—	213	213

Total restructured loans	$—	$6,914	$1,879	$8,793

	Nine Months Ended September 30, 2012
	Interest Only	Term	Combination	Total Modifications
Construction, Land Dev & Other Land	$—	$107	$29	$136
Commercial & Industrial	—	48	3,722	3,770
Commercial Real Estate Loans	—	2,679	259	2,938
Other Loans Secured by 1-4 Family RE	—	671	276	947

Total restructured loans	$—	$3,505	$4,286	$7,791

	Nine Months Ended September 30, 2011
	Interest Only	Term	Combination	Total Modifications
Construction, Land Dev & Other Land	$—	$2,325	$4,858	$7,183
Commercial & Industrial	48	78	3,765	3,891
Commercial Real Estate Loans	—	10,247	960	11,207
Other Loans Secured by 1-4 Family RE	133	—	351	484

Total restructured loans	$181	$12,650	$9,934	$22,765

The following table represents financing receivables at the net active principal balance on the date of the restructuring modified within the last 12 months as TDR’s and had a payment default during the three months and nine months ended September 30, 2012 and 2011, respectively:

(Dollars in Thousands)	Three Months Ended
	September 30, 2012	September 30, 2011
Construction, Land Dev & Other Land	$—	$2,325
Commercial & Industrial	—	—
Commercial Real Estate Loans	—	—
Other Loans Secured by 1-4 Family RE	—	—

Total restructured loans	$—	$2,325

	Nine Months Ended
	September 30, 2012	September 30, 2011
Construction, Land Dev & Other Land	$—	$12,275
Commercial & Industrial	—	—
Commercial Real Estate Loans	2,522	—
Other Loans Secured by 1-4 Family RE	—	2,233

Total restructured loans	$2,522	$14,508

NOTE 6 – FEDERAL HOME LOAN BANK BORROWINGS AND OTHER BORROWINGS

The Bank had no long-term borrowings outstanding with the FHLB at September 30, 2012 and December 31, 2011. The Bank also participates in the Cash Management Advance (“CMA”) program with the FHLB. CMA borrowings are short-term borrowings that mature within one day and accrue interest at the variable rate as published by the FHLB. As of September 30, 2012 and December 31, 2011, the Bank had no outstanding CMA borrowings. When borrowings with the FHLB occur, they are collateralized as provided for under the Advances, Security and Deposit Agreement between the Bank and the FHLB and include the Bank’s FHLB stock and any funds or investment securities held by the FHLB that are not otherwise pledged for the benefit of others. At September 30, 2012, the Bank maintained a line of credit with the FHLB of Seattle for $58.2 million and was in compliance with its related collateral requirements.

The Bank also had $15.0 million available for additional borrowing from a correspondent bank; and $8.9 million available for borrowing from the Federal Reserve discount window.

During the second quarter of 2011, the Company began a program to sell securities under agreements to repurchase. At September 30, 2012, the Bank had $7.0 million securities sold under agreements to repurchase with a maximum balance at any other month-end during the quarter of $7.0 million and a weighted average quarterly balance of $5.1 million, and an interest rate of 0.30% during the quarter. At December 31, 2011, the Bank had $4.2 million securities sold under agreements to repurchase with a maximum balance at any month end during the year of $6.9 million, a weighted average yearly balance of $3.8 million, and an interest range of 0.30% to 0.50% during the year.

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

Following are the terms of the junior subordinated debentures as of September 30, 2012.

(Dollars in Thousands)
Trust Name	Issue Date	Issued Amount	Rate	Maturity Date	Redemption Date
PremierWest Statutory Trust I	December 2004	$7,732,000	LIBOR + 1.75% (1)	December 2034	December 2009
PremierWest Statutory Trust II	December 2004	7,732,000	LIBOR + 1.79% (2)	March 2035	March 2010
Stockmans Financial Trust I	August 2005	15,464,000	LIBOR + 1.42% (3)	September 2035	September 2010

		$30,928,000

(1)

PremierWest Statutory Trust I was bearing interest at the fixed rate of 5.65% until mid-December 2009, at which time it changed to a variable rate of 3-month LIBOR (0.390% at September 15, 2012) plus 1.75% or 2.140%, adjusted quarterly, through the final maturity date in December 2034.

(2)

PremierWest Statutory Trust II was bearing interest at the fixed rate of 5.65% until March 2010, at which time it changed to the variable rate of 3-month LIBOR (0.390% at September 15, 2012) plus 1.79% or 2.180%, adjusted quarterly, through the final maturity date in March 2035.

(3)

Stockmans Financial Trust I was bearing interest at the fixed rate of 5.93% until September 2010, at which time it changed to the variable rate of 3-month LIBOR (0.390% at September 15, 2012) plus 1.42% or 1.810%, adjusted quarterly, through the final maturity date in September 2035.

The Oregon Department of Consumer and Business Services, which supervises banks and bank holding companies through its Division of Finance and Corporate Securities, and the Federal Reserve have policies that encourage banks and bank holding companies to pay dividends from current earnings, and have the general authority to limit the dividends paid by banks and bank holding companies, respectively. The Company does not expect to be in a position to pay interest payments on trust preferred securities without regulatory approval or until the Bank is considered “well-capitalized” and has satisfied conditions in its regulatory agreement (see Note 2). The Company is permitted to defer such interest payments for up to 20 consecutive quarters, but during a deferral period it is prohibited from making dividend payments on its capital stock. The amount of accrued and unpaid interest was approximately $2.8 million as of September 30, 2012. At September 30, 2012, the Company had deferred payment of interest for twelve consecutive quarters.

NOTE 8 – PREFERRED STOCK

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

While payments have not been made since the third quarter of 2009, or the last twelve quarters, the Company has continued to accrue dividends through the third quarter of 2012. As of September 30, 2012, accrued and unpaid dividends totaled approximately $6.6 million.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve various levels and elements of credit and interest rate risk in excess of the amount recognized in the accompanying consolidated financial statements. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. As of September 30, 2012, the Company had a total of $70.4 million of unfunded loan commitments consisting of $64.1 million of commitments to extend credit to customers and $6.0 million of standby letters related to extensions of credit. The Company also had approximately $254,000 of other unsecured lines of credit related to overdraft protection for demand deposit accounts.

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

The Bank also maintains a reserve against these off-balance sheet financial instruments. The amount of the reserve was $311,000 at September 30, 2012 which was an increase of $213,000 from December 31, 2011. This increase was incurred to enhance our provision for off-balance sheet credit risk as part of a revision of the Company’s allowance for loan and lease losses methodology.

In the ordinary course of business, the Bank may become involved in litigation arising from normal banking activities. In the opinion of Management, the ultimate disposition of current actions will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

NOTE 10 – BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE

The Company’s basic income (loss) per common share is computed by dividing net income (loss) available to common shareholders (net income (loss) less dividends declared and accretion of discount on preferred stock) by the weighted average number of common shares outstanding during the period, after giving retroactive effect to stock dividends and splits. The Company’s diluted income (loss) per common share is computed similar to basic income (loss) per common share except that the numerator is equal to net income (loss) and the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. Included in the denominator is the dilutive effect of stock options computed under the treasury stock method and the dilutive effect of the U.S. Treasury Warrant as if converted to common stock.

The following summarizes the weighted average shares outstanding for computation of basic and diluted shares for the three months and nine months ended September 30, 2012 and 2011.

Three months ended September 30:	2012	2011
Weighted average number of common shares:
Average shares outstanding-basic	10,034,741	10,035,241
Average shares outstanding-diluted	10,034,741	10,035,241

Nine months ended September 30:	2012	2011
Weighted average number of common shares:
Average shares outstanding-basic	10,034,741	10,035,240
Average shares outstanding-diluted	10,034,741	10,035,240

As of September 30, 2012, and 2011, stock options of 63,507 and 76,760, respectively, were not included in the computation of diluted earnings per share, as well as the U.S. Treasury Warrant to purchase 109,039 shares of common stock, as their inclusion would have been anti-dilutive.

NOTE 11 – STOCK-BASED COMPENSATION

At September 30, 2012, PremierWest Bancorp had one active equity incentive plan – the 2011 Stock Incentive Plan (“2011 Plan”). Upon the recommendation of the Compensation Committee, the Board of Directors adopted the PremierWest Bancorp 2011 Plan effective February 24, 2011, subject to shareholder approval, which was received at the Annual Shareholder Meeting on May 26, 2011. The 2011 Plan authorizes the issuance of up to 500,000 shares of stock, all of which were available for issuance at December 31, 2011. With the adoption of the 2011 Plan, no further grants will be made under the 2002 Plan. At September 30, 2012 there were unexercised grants totaling 63,507 shares, all of which had been made under the 1992 Plan or the 2002 Plan.

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

During the nine month period ended September 30, 2012, stock option activity was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Stock options outstanding, 12/31/2011	74,743	$91.75
Issued	—	—
Forfeited	(3,780)	92.55
Expired	(7,456)	51.57

Stock options outstanding, 9/30/2012	63,507	96.42	3.45	$—

Stock options exercisable, 9/30/2012	49,150	$96.80	2.89	$—

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

There were no stock options granted or restricted stock grants during the nine months ended September 30, 2012. During the nine months ended September 30, 2011, there were 750 restricted stock grants issued. There were 500 restricted stock grants forfeited during the nine months ended September 30, 2012.

As of September 30, 2012, there were 750 restricted stock grants outstanding, all expected to fully vest between 2016 and 2018.

Accounting for “Share-Based Payment” requires that the cash flows from the tax benefits resulting from tax deductions in excess of the compensation expense recognized for stock options (excess tax benefits) be reported as financing cash flows. There were no excess tax benefits classified as financing cash inflows for the nine months ended September 30, 2012, and September 30, 2011, respectively.

Stock-based compensation expense recognized under the standard was $87,000 with a related tax benefit of $34,800 for the nine months ended September 30, 2012, compared to stock-based compensation expense of $108,000, with a related tax benefit of $43,200, for the nine months ended September 30, 2011.

At September 30, 2012, unrecognized stock-based compensation expense was $213,000 and $2,000 for stock options and restricted stock grants; respectively, and will be expensed over a weighted-average period of approximately 1.1 years and 2.8 years respectively.

NOTE 12 – INCOME TAXES

At September 30, 2012, December 31, 2011, and September 30, 2011, the Company’s deferred tax assets were fully offset by a valuation allowance. Under generally accepted accounting principles, a valuation analysis is required to be established if it is “more likely than not” that the deferred tax asset will not be realized. The determination of realizing deferred tax assets is highly subjective and dependent upon judgment concerning Management’s evaluation of both positive and negative evidence, including forecasts of future income, applicable tax planning strategies and assessments of current and future economic and business conditions. Positive evidence includes the ability to implement tax planning strategies to accelerate taxable income recognition and the probability that taxable income will be generated in future periods. Negative evidence includes the Company’s cumulative loss in the prior three year period and the current general business and economic environment.

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

The following table presents information about these securities and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

(Dollars in Thousands)	Fair Value Measurements At September 30, 2012, Using
Description	Fair Value 9/30/2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
Collateralized mortgage obligations	$151,961	$—	$151,961	$—
Mortgage-backed securities	91,397	—	91,397	—
Obligations of states and political subdivisions	77,225	—	77,225	—

Total assets measured at fair value	$320,583	$—	$320,583	$—

	Fair Value Measurements At December 31, 2011, Using
Description	Fair Value 12/31/2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
Collateralized mortgage obligations	$134,416	$—	$134,416	$—
Mortgage-backed securities	71,773	—	71,773	—
U.S. Government and agency securities	41,093	—	41,093	—
Obligations of states and political subdivisions	66,878	—	66,878	—

Total assets measured at fair value	$314,160	$—	$314,160	$—

The Company used the following methods and significant assumptions to estimate fair value for its assets measured and carried at fair value on a non-recurring basis in the financial statements.

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

Other Real Estate and Foreclosed Assets – Other real estate and foreclosed assets (“OREO”) acquired through foreclosure or deeds in lieu of foreclosure are carried at fair value, less costs to sell, or estimated net realizable value utilizing current property appraisal valuations. When property is acquired, any excess of the loan balance over the estimated net realizable value is charged to the allowance for loan losses. Holding costs, subsequent write-downs to net realizable value, if any, or any disposition gains or losses are included in non-interest expense. The Bank had $29.3 million and $22.8 million in OREO at September 30, 2012, and December 31, 2011, respectively.

The following table presents the fair value measurement for non-earning assets as of September 30, 2012, and December 31, 2011, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value on a non-recurring basis:

(Dollars in Thousands)	Fair Value Measurements As of September 30, 2012, Using
Description	Fair Value 9/30/2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total period losses included in earnings
Other real estate owned and foreclosed assets	$29,288	$—	$—	$29,288	$(1,262)
Loans measured for impairment, net of specific reserves	18,972	—	—	18,972	(3,259)

Total impaired assets measured at fair value	$48,260	$—	$—	$48,260	$(4,521)

	Fair Value Measurements As of December 31, 2011, Using
Description	Fair Value 12/31/2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total period losses included in earnings
Other real estate owned and foreclosed assets	$22,829	$—	$—	$22,829	$(8,950)
Loans measured for impairment, net of specific reserves	36,525	—	—	36,525	(19,677)

Total impaired assets measured at fair value	$59,354	$—	$—	$59,354	$(28,627)

As of September 30, 2012, and December 31, 2011, all non-performing loans were considered impaired and were measured for impairment. The table below shows the detail of the various categories of impaired loans:

(Dollars in Thousands)	As of September 30, 2012	As of December 31, 2011
Impaired loans with charge-offs to date (1)	$16,994	$27,324
Impaired loans with specific reserves	2,295	7,600
Impaired loans with both specific reserves and charge-offs loan-to-date (1)	—	3,688

Subtotal impaired loans with specific reserves and/or charge-offs loan-to-date	19,289	38,612
Specific reserves associated with impaired loans	(317)	(2,087)

Total loans measured for impairment, net of specific reserves	$18,972	$36,525

Impaired loans without charge-offs or specific reserves	$11,184	$37,629
Loans with specific reserves and/or charge-offs loan-to-date	19,289	38,612

Total impaired loans	$30,473	$76,241

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

The following tables present information about the level in the fair value hierarchy for the Company’s assets and liabilities that are not measured on a recurring basis as of September 30, 2012 and December 31, 2011.

(Dollars in Thousands)	September 30, 2012	Fair Value at September 30, 2012
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$65,543	$65,543	$65,543	$—	$—
Interest-bearing certificates of deposit (original maturities greater than 90 days)	1,500	1,500	1,500	—	—
Investment securities—CRA	4,962	4,962	—	4,962	—
Restricted equity investments	3,082	3,082	—	3,082	—
Loans held-for-sale	3,214	3,214	—	3,214	—
Loans	676,354	679,056	—	—	679,056
Accrued interest receivable	4,267	4,267	4,267	—	—
Financial liabilities:
Deposits	$1,014,982	$1,019,229	$—	$1,019,229	$—
Securities sold under agreements to repurchase	7,037	7,037	—	7,037	—
Junior subordinated debentures	30,928	10,696	—	—	10,696
Accrued interest payable	3,020	3,020	3,020	—	—

(Dollars in Thousands)	December 31, 2011	Fair Value at December 31, 2011
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$71,349	$71,349	$71,349	$—	$—
Interest-bearing certificates of deposit (original maturities greater than 90 days)	1,500	1,500	1,500	—	—
Investment securities—CRA	2,000	2,000	—	2,000	—
Restricted equity investments	3,255	3,255	—	3,255	—
Loans held-for-sale	810	810	—	810	—
Loans	797,878	799,218	—	—	799,218
Accrued interest receivable	4,567	4,567	4,567	—	—
Financial liabilities:
Deposits	$1,127,749	$1,133,695	$—	$1,133,695	$—
Securities sold under agreements to repurchase	4,241	4,241	—	4,241	—
Junior subordinated debentures	30,928	12,999	—	—	12,999
Accrued interest payable	2,536	2,536	2,536	—	—

NOTE 14 – RECENTLY ISSUED ACCOUNTING STANDARDS

In October 2012, the FASB issued Accounting Standards Update ASU No. 2012-06 “Business Combinations (Topic 805) – Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution.” This Standard requires that when a reporting entity recognizes an indemnification asset (in accordance with Subtopic 805-20) as a result of a government-assisted acquisition of a financial institution and subsequently a change in the cash flows expected to be collected on the indemnification asset occurs, the reporting entity should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. This Standard is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. Early adoption is permitted. The amendments should be applied prospectively to any new indemnification assets acquired after the date of adoption and to indemnification assets existing as of the date of adoption arising from a government-assisted acquisition of a financial institution. Certain transition disclosures are required. The adoption of ASU No. 2012-06 is not expected to have a material impact on the consolidated financial statements.

In July 2012, the FASB issued Accounting Standards Update ASU No. 2012-02 “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” This Standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, or nonpublic entitles, have not yet been made available for issuance. The adoption of ASU No. 2012-02 is not expected to have a material impact on the consolidated financial statements.

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

NOTE 15 – SUBSEQUENT EVENT

On October 29, 2012, PremierWest Bancorp entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Starbuck Bancshares, Inc., a Minnesota corporation (“Starbuck”), and Pearl Merger Sub Corp., an Oregon corporation and a newly formed subsidiary of Starbuck (“Merger Sub”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, including regulatory and shareholder approval, PremierWest will merge (the “Merger”) with and into Merger Sub, with Merger Sub as the surviving corporation. The parties contemplate in the Merger Agreement that immediately following the Merger, PremierWest Bank will merge with and into AmericanWest Bank, a wholly owned subsidiary of Starbuck, with AmericanWest Bank as the surviving bank. The Board of Directors of each of PremierWest, Starbuck and Merger Sub adopted and approved the Merger Agreement and the transactions contemplated thereby. A copy of the Merger Agreement is included as Exhibit 2.1 to PremierWest Bancorp’s Form 8-K filed October 30, 2012.

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

Readers should carefully review all disclosures we file from time to time with the Securities and Exchange Commission (“SEC”).

Third quarter 2012 Financial Overview

During third quarter 2012, we recorded:

•	Net income applicable to common shareholders of $114,000, compared to a $2.0 million net loss in second quarter 2012 and a $3.5 million net loss in third quarter 2011;

•	No loan loss provision expense versus $1.3 million in second quarter 2012 and $5.1 in third quarter 2011;

•	Net loan charge-offs of $344,000 compared to net loan charge-offs of $2.1 million in second quarter 2012 and $6.5 million in third quarter 2011;

•	Net OREO and foreclosed asset expenses of $883,000, a decrease from $1.2 million in second quarter 2012, and an increase from $644,000 in third quarter 2011;

•

Additional expenses of $900,000 and $500,000, associated with capital strategy initiatives and adjustments to deferred benefit obligations, respectively, were partially offset by $700,000 in net gain on sale of securities;

•	Net interest margin of 4.01%, a decrease from 4.34% in second quarter 2012 and 4.21% in third quarter 2011;

•	Average rate paid on total deposits and borrowings of 0.55%, a decline from 0.56% in the second quarter in 2012 and 0.72% in third quarter 2011.

Management continued to execute strategies that have resulted in further strengthening of the Company, including:

•	Reducing adversely classified loans to $103.7 million, down from $118.1 million at June 30, 2012 and $192.4 million at September 30, 2011;

•	Reducing non-performing assets to $59.8 million, a decline from $72.3 million at June 30, 2012 and $106.3 million at September 30, 2011;

•	Improving the allowance for loan and lease losses coverage of non-performing loans to 62.9%, up from 50.8% at June 30, 2012 and 34.5% at September 30, 2011;

•

Completing additional expense control initiatives that began in the second quarter 2012, including a restructuring of staff and processes that are projected to result in annualized savings of approximately $2.5 million. As a result of these changes, some staff positions were eliminated and other vacant positions were not filled in order to create a more efficient organization;

•	Strengthening the Bank’s total risk-based and leverage capital ratios to 14.28% and 9.34%, respectively, as compared to 13.64% and 9.01% at June 30, 2012 and 12.71% and 8.80% at September 30, 2011;

•	Increasing non-interest bearing demand deposits to 27% of total deposits, as compared to 26% in second quarter 2012 and 24% in third quarter 2011.

OPERATING RESULTS

Net Interest Income

Net interest income for the quarter and nine months ended September 30, 2012 declined from the three and nine months ended September 30, 2011. This is primarily due to a decline in average interest earning assets during these periods as a result of the Company’s deleveraging strategy. Correspondingly, average interest bearing liabilities decreased during these same periods. Changes in the balance sheet mix also contributed to declines in net interest income during these periods. Loan balances have declined through payoffs and charge-offs. Investment securities have grown as a proportion of the balance sheet with loan demand continuing to be soft due to the continued economic weakness. As such, investment securities, which typically generate a lower yield than loans, comprise a higher percentage of the Bank’s earning assets.

Net interest income for the current quarter decreased from the quarter ended June 30, 2012 primarily due to the decline in earning assets between the periods. Interest income also decreased due to the collection of approximately $500,000 in recaptured loan interest in second quarter 2012 from the sale of a note. Interest expense continued to decline due to the reduction in the balances of, and rates paid on, certificates of deposit. Also, an adjustment of $82,000 in interest expense on junior subordinated debentures was taken in the current quarter. This adjustment increased the cost of average borrowings by 91 basis points and average total deposits and borrowings and net interest margin by 3 basis points each during this period.

Certain reclassifications have been made to the following financial table presentations to conform to current period presentations. These reclassifications have no effect on previously reported net income (loss) per share.

STATEMENT OF OPERATIONS OVERVIEW

(Dollars in Thousands, Except for Loss per Share Data)
	For the Three Months Ended September 30, 2012	For the Three Months Ended June 30, 2012	$ Change	% Change	For the Three Months Ended September 30, 2011	$ Change	% Change
Interest and dividend income	$12,110	$13,177	$(1,067)	-8%	$15,036	$(2,926)	-19%
Interest expense	1,486	1,543	(57)	-4%	2,187	(701)	-32%

Net interest income	10,624	11,634	(1,010)	-9%	12,849	(2,225)	-17%
Loan loss provision	—	1,275	(1,275)	-100%	5,050	(5,050)	-100%
Non-interest income	3,350	2,594	756	29%	2,667	683	26%
Non-interest expense	13,215	14,247	(1,032)	-7%	13,298	(83)	-1%

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	759	(1,294)	2,053	159%	(2,832)	3,591	127%
PROVISION FOR INCOME TAXES	11	37	(26)	-70%	23	(12)	-52%

NET INCOME (LOSS)	748	(1,331)	2,079	156%	(2,855)	3,603	126%
PREFERRED STOCK DIVIDENDS AND DISCOUNT ACCRETION	634	634	—	0%	614	20	3%

NET INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS	$114	$(1,965)	$2,079	106%	$(3,469)	$3,583	103%

INCOME (LOSS) PER COMMON SHARE:
BASIC (1)	$0.01	$(0.20)	$0.21	105%	$(0.35)	$0.36	103%

DILUTED (1)	$0.01	$(0.20)	$0.21	105%	$(0.35)	$0.36	103%

Average common shares outstanding—basic (1)	10,034,741	10,034,741	—	0%	10,035,241	(500)	0%
Average common shares outstanding—diluted (1)	10,034,741	10,034,741	—	0%	10,035,241	(500)	0%

	For the Nine Months Ended September 30, 2012	For the Nine Months Ended September 30, 2011	$ Change	% Change
Interest and dividend income	$38,405	$45,765	$(7,360)	-16%
Interest expense	4,773	7,589	(2,816)	-37%

Net interest income	33,632	38,176	(4,544)	-12%
Loan loss provision	4,775	11,350	(6,575)	-58%
Non-interest income	10,427	8,462	1,965	23%
Non-interest expense	43,998	46,911	(2,913)	-6%

LOSS BEFORE PROVISION FOR INCOME TAXES	(4,714)	(11,623)	6,909	59%
PROVISION FOR INCOME TAXES	58	44	14	32%

NET LOSS	(4,772)	(11,667)	6,895	59%
PREFERRED STOCK DIVIDENDS AND DISCOUNT ACCRETION	1,896	1,883	13	1%

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(6,668)	$(13,550)	$6,882	51%

LOSS PER COMMON SHARE:
BASIC (1)	$(0.66)	$(1.35)	$0.69	51%

DILUTED (1)	$(0.66)	$(1.35)	$0.69	51%

Average common shares outstanding—basic (1)	10,034,741	10,035,240	(499)	0%
Average common shares outstanding—diluted (1)	10,034,741	10,035,240	(499)	0%

(1)	As of September 30, 2012, June 30, 2012, and September 30, 2011, 109,039 common shares related to the potential exercise of the warrant issued to the U.S. Treasury pursuant to the Troubled Asset Relief Program (TARP) Capital Purchase Program were not included in the computation of diluted earnings per share as their inclusion would have been anti-dilutive.

The following table provides the reconciliation of net income (loss) applicable to common shareholders to pre-tax, pre-credit operating income (non-GAAP) for the periods presented:

Reconciliation of Non-GAAP Measure:

Non-GAAP Operating Income

(Dollars in Thousands) For The Three Months Ended	September 30, 2012	June 30, 2012	$ Change	% Change	September 30, 2011	$ Change	% Change
Net income (loss) applicable to common shareholders	$114	$(1,965)	$2,079	106%	$(3,469)	$3,583	103%
Provision for loan losses	—	1,275	(1,275)	-100%	5,050	(5,050)	100%
Net cost of operations of other real estate owned and foreclosed assets	883	1,223	(340)	-28%	644	239	37%
Provision for income taxes	11	37	(26)	-70%	23	(12)	-52%
Preferred stock dividends and discount accretion	634	634	—	0%	614	20	3%

Pre-tax, pre-credit cost operating income	$1,642	$1,204	$438	36%	$2,862	$(1,220)	-43%

For The Nine Months Ended	September 30, 2012	September 30, 2011	$ Change	% Change
Net loss applicable to common shareholders	$(6,668)	$(13,550)	$6,882	51%
Provision for loan losses	4,775	11,350	(6,575)	-58%
Net cost of operations of other real estate owned and foreclosed assets	4,530	7,174	(2,644)	-37%
Provision for income taxes	58	44	14	32%
Preferred stock dividends and discount accretion	1,896	1,883	13	1%

Pre-tax, pre-credit cost operating income	$4,591	$6,901	$(2,310)	-33%

Reconciliation of Non-GAAP Measure:

Tax Equivalent Net Income (Loss) Applicable to Common Shareholders

(Dollars in Thousands)
For the Three Months ended	September 30, 2012	June 30, 2012	$ Change	% Change	September 30, 2011	$ Change	% Change
Net interest income	$10,624	$11,634	$(1,010)	-9%	$12,849	$(2,225)	-17%
Tax equivalent adjustment for municipal loan interest	41	42	(1)	-2%	45	(4)	-9%
Tax equivalent adjustment for municipal bond interest	3	8	(5)	-63%	4	(1)	-25%

Tax equivalent net interest income	10,668	11,684	(1,016)	-9%	12,898	(2,230)	-17%
Provision for loan losses	—	1,275	(1,275)	-100%	5,050	(5,050)	-100%
Non-interest income	3,350	2,594	756	29%	2,667	683	26%
Non-interest expense	13,215	14,247	(1,032)	-7%	13,298	(83)	-1%
Provision for income taxes	11	37	(26)	-70%	23	(12)	-52%

Tax equivalent net income (loss)	792	(1,281)	2,073	162%	(2,806)	3,598	128%
Preferred stock dividends and discount accretion	634	634	—	0%	614	20	3%

Tax equivalent net income (loss) applicable to common shareholders	$158	$(1,915)	$2,073	108%	$(3,420)	$3,578	105%

For the Nine Months ended	September 30, 2012	September 30, 2011	$ Change	% Change
Net interest income	$33,632	$38,176	$(4,544)	-12%
Tax equivalent adjustment for municipal loan interest	125	134	(9)	-7%
Tax equivalent adjustment for municipal bond interest	20	51	(31)	-61%

Tax equivalent net interest income	33,777	38,361	(4,584)	-12%
Provision for loan losses	4,775	11,350	(6,575)	-58%
Non-interest income	10,427	8,462	1,965	23%
Non-interest expense	43,998	46,911	(2,913)	-6%
Provision for income taxes	58	44	14	32%

Tax equivalent net loss	(4,627)	(11,482)	6,855	60%
Preferred stock dividends and discount accretion	1,896	1,883	13	1%

Tax equivalent net loss applicable to common shareholders	$(6,523)	$(13,365)	$6,842	51%

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

Net Interest Margin

Net interest margin for the three months ended September 30, 2012 decreased as compared to the same period in 2011 due to a decline in higher yielding loan balances and the impact of falling interest rates on investment securities purchased during 2012. The decline in investment yields was due primarily to an increase in premium amortization on collateralized mortgage obligations as a result of an acceleration of prepayment speeds due to a drop in interest rates to historically low levels during the period. The decline in margin was partially mitigated by the falling costs of interest-bearing liabilities caused by the Company’s on-going efforts to reduce higher-cost certificates of deposits as a source of funding. For the nine months ended September 30, 2012, net interest margin increased over the same period in 2011. This was primarily due to the collection of approximately $500,000 in loan interest from the sale of a note in second quarter 2012. This additional interest income resulted in a 6 basis points increase in net interest margin for the nine months ended September 30, 2012, as compared to same period in 2011. The margin was also positively impacted by the continued decline in costs of interest-bearing liabilities, as previously referenced.

	For the Three Months Ended
	September 30, 2012			June 30, 2012			September 30, 2011
	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates
(Dollars in Thousands)
ASSETS:
Interest earning balances due from banks	$45,341	$29	0.25%	$43,897	$28	0.26%	$48,987	$30	0.24%
Federal funds sold	3,169	2	0.25%	3,310	2	0.24%	3,149	2	0.25%
Investments—taxable	313,791	1,531	1.94%	301,681	1,692	2.26%	281,902	1,656	2.33%
Investments—nontaxable	619	7	4.50%	1,351	19	5.66%	758	7	3.66%
Investments—equity securities	3,119	1	0.13%	3,174	17	2.15%	3,337	1	0.12%
Gross loans(1)	691,869	10,565	6.07%	729,203	11,454	6.32%	875,930	13,380	6.06%
Mortgages held for sale	1,764	19	4.28%	1,100	15	5.48%	440	8	7.21%

Total interest earning assets	1,059,672	12,154	4.56%	1,083,716	13,227	4.91%	1,214,503	15,084	4.93%
Allowance for loan losses	(19,992)			(20,635)			(27,488)
Other assets	131,994			138,948			130,336

Total assets	$1,171,674			$1,202,029			$1,317,351

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing deposits	400,085	99	0.10%	402,738	98	0.10%	430,991	149	0.14%
Time deposits	355,049	1,122	1.26%	384,744	1,277	1.33%	468,499	1,885	1.60%
Short-term borrowings	5,044	3	0.24%	4,107	3	0.29%	4,341	4	0.37%
Long-term borrowings	30,928	262	3.37%	30,928	165	2.15%	30,928	149	1.91%

Total interest bearing liabilities	791,106	1,486	0.75%	822,517	1,543	0.75%	934,759	2,187	0.93%
Non-interest-bearing deposits	278,714			277,983			272,896
Other liabilities	20,558			19,922			18,419
Equity	81,296			81,607			91,277

Total liabilities and shareholders’ equity	$1,171,674			$1,202,029			$1,317,351

Net interest income (3)		$10,668			$11,684			$12,897

Net interest spread			3.81%			4.16%			4.00%
Average yield on earning assets (2) (3)			4.56%			4.91%			4.93%
Interest expense to earning assets			0.56%			0.57%			0.71%
Net interest margin (2) (3)			4.01%			4.34%			4.21%

Reconciliation of Non-GAAP measure: Tax Equivalent Net Interest Income

Net interest income		$10,624			$11,634			$12,849
Tax equivalent adjustment for municipal loan interest		41			42			45
Tax equivalent adjustment for municipal bond interest		3			8			3

Tax equivalent net interest income		$10,668			$11,684			$12,897

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

(1)	Non-performing loans of approximately $30.1 million at 9/30/2012, $38.3 million at 6/30/2012, $78.1 million for 9/30/2011 are included in the average loan balances.
(2)	Loan interest income includes loan fee income of $158,000, $22,000, and $63,000 for the three months ended 09/30/2012, 6/30/2012, and 9/30/2011, respectively.
(3)	Tax-exempt income has been adjusted to a tax equivalent basis at a 40% effective rate. The amount of such adjustment was an increase to recorded pre-tax income of $44,000, $50,000, and $49,000 for the three months ended September 30, 2012, June 30, 2012, and September 30, 2011, respectively.

	For the Nine Months Ended
	September 30, 2012			September 30, 2011
(Dollars in Thousands)	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates
ASSETS:
Interest earning balances due from banks	$42,663	$76	0.24%	$75,985	$144	0.25%
Federal funds sold	3,171	6	0.25%	3,170	6	0.25%
Investments—taxable	307,124	5,107	2.22%	257,957	4,627	2.40%
Investments—nontaxable	1,012	49	6.47%	3,163	127	5.37%
Investments—equity securities	3,181	21	0.88%	3,399	3	0.12%
Gross loans (1)	729,177	33,241	6.09%	914,128	41,021	6.00%
Mortgages held for sale	1,186	50	5.63%	587	22	5.01%

Total interest earning assets	1,087,514	38,550	4.74%	1,258,389	45,950	4.88%
Allowance for loan losses	(20,829)			(31,848)
Other assets	138,658			130,814

Total assets	$1,205,343			$1,357,355

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing deposits	404,674	300	0.10%	447,423	794	0.24%
Time deposits	383,870	3,868	1.35%	502,434	6,318	1.68%
Short-term borrowings	4,568	10	0.29%	3,578	12	0.45%
Long-term borrowings	30,928	595	2.57%	30,928	465	2.01%

Total interest bearing liabilities	824,040	4,773	0.77%	984,363	7,589	1.03%
Non-interest-bearing deposits	278,699			262,235
Other liabilities	19,811			17,983
Equity	82,793			92,774

Total liabilities and shareholders’ equity	$1,205,343			$1,357,355

Net interest income (3)		$33,777			$38,361

Net interest spread			3.97%			3.85%
Average yield on earning assets (2) (3)			4.74%			4.88%
Interest expense to earning assets			0.59%			0.81%
Net interest margin (2) (3)			4.15%			4.08%
Reconciliation of Non-GAAP measure:
Tax Equivalent Net Interest Income
Net interest income		$33,632			$38,176
Tax equivalent adjustment for municipal loan interest		125			134
Tax equivalent adjustment for municipal bond interest		20			51

Tax equivalent net interest income		$33,777			$38,361

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

(1)	Non-performing loans of approximately $30.1 million at 9/30/2012 and $78.1 million for 9/30/2011 are included in the average loan balances.
(2)	Loan interest income includes loan fee income of $205,000, and $198,000 for the nine months ended 09/30/2012, and 09/30/2011, respectively.
(3)	Tax-exempt income has been adjusted to a tax equivalent basis at a 40% effective rate. The amount of such adjustment was an increase to recorded pre-tax income of $145,000 and $185,000 for the nine months ended September 30, 2012, and September 30, 2011, respectively.

The following table shows the period to period changes in net interest income due to rate or volume. The continued reduction in higher-cost time deposits has resulted in a decline in interest expense, from both a reduction in volume and rates paid on these deposits. In addition, rates paid on other interest-bearing deposits have declined in the current period as compared to rates paid in the prior year. Deleveraging on the asset side of the balance sheet has been through the reduction of loan balances. This has resulted in a decrease in loan interest income primarily due to a decline in loan volume, rather than any changes in yields. The increase in net interest income in third quarter 2012 is primarily due to collection of interest from the sale of and placement back on accrual of loans in non-accrual status, as previously mentioned. An increase in premium amortization contributed to a decrease in investment securities interest income in third quarter 2012, as noted above. This was partially mitigated by the contribution due to increased volume of investment securities as compared to the previous year.

	For the Three Months Ended			For the Three Months Ended			For the Nine Months Ended
	September 30, 2012 vs. June 31, 2012			September 30, 2012 vs. September 30, 2011			September 30, 2012 vs. September 30, 2011
	Increase (Decrease) Due To			Increase (Decrease) Due To			Increase (Decrease) Due To
(Dollars in Thousands)	Volume	Rate	Net Change	Volume	Rate	Net Change	Volume	Rate	Net Change
ASSETS:
Interest earning balances due from banks	$1	$—	$1	$(2)	$1	$(1)	$(62)	(6)	$(68)
Federal funds sold	—	—	—	—	—	—	—	—	—
Investments—taxable	69	(230)	(161)	187	(312)	(125)	881	(401)	480
Investments—nontaxable	(10)	(2)	(12)	(1)	1	—	(86)	8	(78)
Investments—equity securities	—	(16)	(16)	—	—	—	—	18	18
Gross loans	(593)	(296)	(889)	(2,803)	(12)	(2,815)	(8,281)	501	(7,780)
Mortgages held for sale	9	(5)	4	24	(13)	11	22	6	28

Total interest earning assets	(524)	(549)	(1,073)	(2,595)	(335)	(2,930)	(7,526)	126	(7,400)

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing deposits	(1)	2	1	(11)	(39)	(50)	(77)	(417)	(494)
Time deposits	(99)	(56)	(155)	(456)	(307)	(763)	(1,486)	(964)	(2,450)
Short-term borrowings	1	(1)	—	1	(2)	(1)	3	(5)	(2)
Long-term borrowings	—	97	97	—	113	113	—	130	130

Total interest bearing liabilities	(99)	42	(57)	(466)	(235)	(701)	(1,560)	(1,256)	(2,816)

Net increase (decrease) in net interest income	$(425)	$(591)	$(1,016)	$(2,129)	$(100)	$(2,229)	$(5,966)	$1,382	$(4,584)

As shown in the table below, the planned deleveraging of the Bank has resulted in the decline of loan and deposit balances:

(Dollars in Thousands)
Averages for the Three Months Ended	September 30,	June 30,		%	September 30,		%
	2012	2012	$ Change	Change	2011	$ Change	Change
Assets:
Cash and due from banks	$26,828	$30,830	$(4,002)	-13%	$27,847	$(1,019)	-4%
Interest-bearing due from banks	45,341	43,897	1,444	3%	48,987	(3,646)	-7%
Federal funds sold	3,169	3,310	(141)	-4%	3,149	20	1%
Investment securities	317,529	306,206	11,323	4%	285,997	31,532	11%
Loans, net of deferred loan fees	691,572	728,810	(37,238)	-5%	874,277	(182,705)	-21%
Allowance for loan losses	(19,992)	(20,635)	643	-3%	(27,488)	7,496	-27%

Net loans	671,580	708,175	(36,595)	-5%	846,789	(175,209)	-21%
Other assets	107,227	109,611	(2,384)	-2%	104,582	2,645	3%

Total assets	$1,171,674	$1,202,029	$(30,355)	-3%	$1,317,351	$(145,677)	-11%

Liabilities:
Total deposits	$1,033,848	$1,065,465	$(31,617)	-3%	$1,172,386	$(138,538)	-12%
Borrowings	35,972	35,035	937	3%	35,269	703	2%
Other liabilities	20,558	19,922	636	3%	18,419	2,139	12%

Total liabilities	1,090,378	1,120,422	(30,044)	-3%	1,226,074	(135,696)	-11%

Equity:
Preferred equity	40,691	40,575	116	0%	40,192	499	1%
Common equity	40,605	41,032	(427)	-1%	51,085	(10,480)	-21%

Total equity	81,296	81,607	(311)	0%	91,277	(9,981)	-11%

Total liabilities and stockholders’ equity	$1,171,674	$1,202,029	$(30,355)	-3%	$1,317,351	$(145,677)	-11%

Averages for the Nine Months Ended	September30, 2012	September 30, 2011	$ Change	% Change
Assets:
Cash and due from banks	$31,828	$26,660	$5,168	19%
Interest-bearing due from banks	42,663	75,985	(33,322)	-44%
Federal funds sold	3,171	3,170	1	0%
Investment securities	311,317	264,519	46,798	18%
Loans, net of deferred loan fees	728,800	912,395	(183,595)	-20%
Allowance for loan losses	(20,829)	(31,848)	11,019	-35%

Net loans	707,971	880,547	(172,576)	-20%
Other assets	108,393	106,474	1,919	2%

Total assets	$1,205,343	$1,357,355	$(152,012)	-11%

Liabilities:
Total deposits	$1,067,243	$1,212,092	$(144,849)	-12%
Borrowings	35,496	34,506	990	3%
Other liabilities	19,811	17,983	1,828	10%

Total liabilities	1,122,550	1,264,581	(142,031)	-11%

Equity:
Preferred equity	40,576	40,097	479	1%
Common equity	42,217	52,677	(10,460)	-20%

Total equity	82,793	92,774	(9,981)	-11%

Total liabilities and stockholders’ equity	$1,205,343	$1,357,355	$(152,012)	-11%

AVERAGE INTEREST EARNING ASSETS

(Dollars in Thousands) Averages for the Three Months Ended	September 30, 2012	% of Total	June 30, 2012	% of Total	$ Change	% Change	September 30, 2011	% of Total	$ Change	% Change

Interest-bearing deposits	$43,841	4%	$42,397	4%	$1,444	3%	$47,487	4%	$(3,646)	-8%
Interest-bearing certificate of deposits	1,500	0%	1,500	0%	—	0%	1,500	0%	—	0%
Fed funds sold	3,169	0%	3,310	0%	(141)	-4%	3,149	0%	20	1%
Investments	317,529	30%	306,206	28%	11,323	4%	285,997	24%	31,532	11%
Gross loans	691,869	66%	729,203	68%	(37,334)	-5%	875,930	72%	(184,061)	-21%
Loans held for sale	1,764	0%	1,100	0%	664	60%	440	0%	1,324	301%

Total average interest-earning assets	$1,059,672	100%	$1,083,716	100%	$(24,044)	-2%	$1,214,503	100%	$(154,831)	-13%

Averages for the Nine Months Ended	September 30, 2012	% of Total	September 30, 2011	% of Total	$ Change	% Change
Interest-bearing deposits	$41,163	4%	$74,485	6%	$(33,322)	-45%
Interest-bearing certificate of deposits	1,500	0%	1,500	0%	—	0%
Fed funds sold	3,171	0%	3,170	0%	1	0%
Investments	311,317	29%	264,519	21%	46,798	18%
Gross loans	729,177	67%	914,128	73%	(184,951)	-20%
Loans held for sale	1,186	0%	587	0%	599	102%

Total average interest-earning assets	$1,087,514	100%	$1,258,389	100%	$(170,875)	-14%

Non-interest Income

Non-interest income for the quarter ended September 30, 2012 increased compared to the quarter ended September 30, 2011. Service charge income on deposit accounts declined due to a reduction in the amount of non-sufficient check items. Growth in investment brokerage and annuity fees due to an increase in sales volume was accompanied by similar growth in income from increased mortgage banking activity. Continued repositioning of the investment securities portfolio to adjust to changes in market outlook occurred during the current quarter, resulting in higher net gains on sale of securities. Other non-interest income increased due to a gain from sale of fixed assets associated with the sale of a former branch location.

Non-interest income for the nine months ended September 30, 2012 grew as compared to the nine months ended September 30, 2011 due to an increase in net gains on sales of securities. Mortgage banking income increased and service charge income on deposits decreased during the nine-month period consistent with the third quarter results.

Non-interest income for the current quarter increased from the quarter ended June 30, 2012 primarily due to the increase in net gains on sales of securities, investment brokerage revenue and mortgage banking fees, as explained above.

In November 2010, the Federal Deposit Insurance Corporation (“FDIC”) issued mandates on overdraft payment programs applicable to its supervised institutions, including the Bank. These restrictions were effective July 1, 2011. The Bank began implementing changes to its overdraft payment program in the third quarter of 2011 to comply with the FDIC’s mandates. The Company believes these mandates have continued to adversely affect non-interest income.

Non-interest income

(Dollars in Thousands)

For The Three Months Ended	September 30, 2012	June 30, 2012	$ Change	% Change	September 30, 2011	$ Change	% Change
Service charges on deposit accounts	$847	$888	$(41)	-5%	$946	$(99)	-10%
Other commissions and fees	676	697	(21)	-3%	724	(48)	-7%
Net gain on sale of securities, available for sale	713	227	486	214%	227	486	214%
Investment brokerage and annuity fees	581	370	211	57%	468	113	24%
Mortgage banking fees	204	105	99	94%	61	143	234%
Other non-interest income:
Increase in value of BOLI	123	118	5	4%	126	(3)	-2%
Other non-interest income	206	189	17	9%	115	91	79%

Total non-interest income	$3,350	$2,594	$756	29%	$2,667	$683	26%

For The Nine Months Ended	September 30, 2012	September 30, 2011	$ Change	% Change
Service charges on deposit accounts	$2,600	$2,822	$(222)	-8%
Other commissions and fees	2,022	2,040	(18)	-1%
Net gain on sale of securities, available for sale	3,108	1,000	2,108	211%
Investment brokerage and annuity fees	1,389	1,394	(5)	0%
Mortgage banking fees	424	270	154	57%
Other non-interest income:
Increase in value of BOLI	366	384	(18)	-5%
Other non-interest income	518	552	(34)	-6%

Total non-interest income	$10,427	$8,462	$1,965	23%

Non-interest Expense

Non-interest expense for the current quarter declined from the quarter ended June 30, 2012. Salaries and employee benefits expense fell primarily due to branch consolidation, branch sales and administrative restructuring initiatives completed earlier in 2012. This was despite an expense of approximately $500,000 in the current period due to costs associated with the adoption of updated actuarial projections related to deferred benefit obligations. In addition, an expense of approximately $200,000 was incurred in second quarter 2012 to enhance our provision for off-balance sheet credit risk. Other non-interest expenses also declined as second quarter 2012 results included approximately $300,000 in costs related to the retirement of fixed assets due to branch consolidation or sale. These decreases were offset by increases in net cost of operations of OREO and professional fees.

Non-interest expense for the three months ended September 30, 2012 was relatively unchanged compared to the three months ended September 30, 2011 in total. Salaries and employee benefits expense fell primarily due to branch consolidation, branch sales and administrative restructuring initiatives completed earlier in 2012. This was despite the expense related to deferred benefit obligations as noted above. In addition, net cost of OREO increased primarily due to an impairment charge of approximately $600,000 taken on one land development parcel currently held as OREO. Professional fees included approximately $900,000 in expenses associated with capital strategy activities. A number of expense categories experienced declines due to Company-wide efforts to reduce expenses. In addition, FDIC assessments dropped commensurate with the decline in total assets over the period. Problem loan expenses increased primarily due to increased expenses associated with credit resolution efforts.

Non-interest expense for the nine months ended September 30, 2012 decreased compared to the nine months ended September 30, 2011 due to the changes listed above specifically related to the current quarter and also due to salaries and employee benefits expense which fell primarily due to branch consolidation, branch sales and administrative restructuring initiatives completed earlier in 2012. A number of expense categories experienced declines due to Company-wide efforts to reduce expenses. Such reductions were primarily the result of operating fewer branch locations. In addition, FDIC assessments dropped commensurate with the decline in total assets over the period. Problem loan expenses increased primarily due to payment of $1.3 million in delinquent property taxes to acquire OREO properties in first and second quarter 2012. Other non-interest expenses decreased despite a cost of approximately $900,000 to retire assets as a result of the branch consolidation and sales initiative completed in second quarter 2012.

Non-interest expense

(Dollars in Thousands)

For The Three Months Ended	September 30, 2012	June 30, 2012	$ Change	% Change	September 30, 2011	$ Change	% Change
Salaries and employee benefits	$6,065	$6,277	$(212)	-3%	$6,395	$(330)	-5%
Net cost of operations of other real estate owned and foreclosed assets	883	1,223	(340)	-28%	644	239	37%
Net occupancy and equipment	1,694	1,761	(67)	-4%	2,140	(446)	-21%
FDIC and state assessments	690	711	(21)	-3%	800	(110)	-14%
Professional fees	1,020	629	391	62%	613	407	66%
Communications	411	453	(42)	-9%	488	(77)	-16%
Advertising	166	193	(27)	-14%	241	(75)	-31%
Third-party loan costs	165	314	(149)	-47%	196	(31)	-16%
Professional liability insurance	215	213	2	1%	202	13	6%
Problem loan expense	570	789	(219)	-28%	263	307	117%
Other non-interest expense:
Director fees	120	120	—	0%	98	22	22%
Internet costs	113	114	(1)	-1%	161	(48)	-30%
ATM debit card costs	210	196	14	7%	196	14	7%
Business development	61	71	(10)	-14%	81	(20)	-25%
Amortization	105	116	(11)	-9%	116	(11)	-9%
Supplies	91	97	(6)	-6%	154	(63)	-41%
Other non-interest expense	636	970	(334)	-34%	510	126	25%

Total non-interest expense	$13,215	$14,247	$(1,032)	-7%	$13,298	$(83)	-1%

For The Nine Months Ended	September 30, 2012	September 30, 2011	$ Change	% Change
Salaries and employee benefits	$19,152	$20,534	$(1,382)	-7%
Net cost of operations of other real estate owned and foreclosed assets	4,530	7,174	(2,644)	-37%
Net occupancy and equipment	5,267	5,959	(692)	-12%
FDIC and state assessments	2,072	2,721	(649)	-24%
Professional fees	2,057	2,246	(189)	-8%
Communications	1,332	1,443	(111)	-8%
Advertising	557	693	(136)	-20%
Third-party loan costs	734	923	(189)	-20%
Professional liability insurance	641	577	64	11%
Problem loan expense	2,647	453	2,194	484%
Other non-interest expense:
Director fees	349	299	50	17%
Internet costs	371	387	(16)	-4%
ATM debit card costs	545	502	43	9%
Business development	203	255	(52)	-20%
Amortization	337	383	(46)	-12%
Supplies	324	421	(97)	-23%
Other non-interest expense	2,880	1,941	939	48%

Total non-interest expense	$43,998	$46,911	$(2,913)	-6%

Income Taxes

The Company recorded an income tax provision for the three months ended September 30, 2012, June 30, 2012, and September 30, 2011. The provision was made for minimum state income taxes owed.

As of September 30, 2012, the Company maintained a full valuation allowance of $38.8 million against its deferred tax asset. If the Company returns to sustained profitability, all or a portion of the deferred tax asset valuation allowance would be reversed. A reversal of the deferred tax asset valuation allowance would decrease the Company’s income tax expense and increase net income. Currently, the only tax expense the Company is recognizing relates to Oregon minimum tax.

BALANCE SHEET OVERVIEW

(Dollars in Thousands)	September 30, 2012	June 30, 2012	$ Change	% Change	September 30, 2011	$ Change	% Change
Assets:
Cash and cash equivalents	$65,543	$87,868	$(22,325)	-25%	$66,061	$(518)	-1%
Interest-bearing certificates of deposit	1,500	1,500	—	0%	1,500	—	0%
Investment securities	328,627	306,032	22,595	7%	303,927	24,700	8%
Gross loans, net of deferred fees	676,101	710,465	(34,364)	-5%	851,838	(175,737)	-21%
Allowance for loan losses	(19,174)	(19,518)	344	2%	(26,975)	7,801	29%

Net loans	656,927	690,947	(34,020)	-5%	824,863	(167,936)	-20%
Other assets	104,953	109,127	(4,174)	-4%	104,760	193	0%

Total assets	$1,157,550	$1,195,474	$(37,924)	-3%	$1,301,111	$(143,561)	-11%

Liabilities and stockholders’ equity
Total deposits	$1,014,982	$1,045,602	$(30,620)	-3%	$1,161,032	$(146,050)	-13%
Borrowings	37,965	34,496	3,469	10%	33,801	4,164	12%
Other liabilities	23,549	36,087	(12,538)	-35%	17,938	5,611	31%
Stockholders’ equity	81,054	79,289	1,765	2%	88,340	(7,286)	-8%

Total liabilities and stockholders’ equity	$1,157,550	$1,195,474	$(37,924)	-3%	$1,301,111	$(143,561)	-11%

The Company’s liquidity position remains strong as evidenced by its current level of combined cash and cash equivalents and investment securities. In an effort to improve its net interest income and margin, the Company reduced its cash equivalents balances while increasing its investment securities portfolio since March 31, 2011. Cash equivalents as of June 30, 2012 included $15.4 million to be transferred to another financial institution as part of the sale of two branches. Over the past year, the Company increased its government guaranteed collateralized mortgage obligations and mortgage-backed securities. Municipal securities rated AA or better with maturities generally ranging from 5 to 15 years were also purchased during this period. The expected duration of the investment portfolio was 3.9 years at September 30, 2012, compared to 3.7 years at June 30, 2012, and 4.2 years at September 30, 2011.

(Dollars in Thousands)	September 30, 2012	% of Total	June 30, 2012	% of Total	$ Change	% Change	September 30, 2011	% of Total	$ Change	% Change
Cash and due from banks	$24,277	6%	$26,522	7%	$(2,245)	-8%	$28,551	8%	$(4,274)	-15%
Cash equivalents:
Federal fund sold	3,025	1%	8,940	2%	(5,915)	-66%	3,180	1%	(155)	-5%
Interest-bearing deposits	38,241	10%	52,406	13%	(14,165)	-27%	34,330	9%	3,911	11%
Total cash equivalents	65,543	17%	87,868	22%	(22,325)	-25%	66,061	18%	(518)	-1%
Interest-bearing certificates of deposit	1,500	0%	1,500	0%	—	0%	1,500	0%	—	0%
Investment securities:
Collateralized mortgage obligations	151,961	38%	140,797	36%	11,164	8%	136,051	37%	15,910	12%
Mortgage-backed securities	91,397	23%	91,992	23%	(595)	-1%	61,337	16%	30,060	49%
U.S. Government and agency securities	-	0%	1,799	0%	(1,799)	-100%	50,307	13%	(50,307)	-100%
Obligations of states and political subdivisions	77,225	20%	65,321	17%	11,904	18%	50,922	14%	26,303	52%
Investment securities - Other Community Reinvestment Act	4,962	1%	2,975	1%	1,987	67%	2,000	1%	2,962	148%
Restricted equity securities	3,082	1%	3,148	1%	(66)	-2%	3,310	1%	(228)	-7%

Total investment securities	328,627	83%	306,032	78%	22,595	7%	303,927	82%	24,700	8%

Total cash and cash equivalents and investments	$395,670	100%	$395,400	100%	$270	0%	$371,488	100%	$24,182	7%

Total cash and cash equivalents and investments as a percent of total assets		34%		33%				29%

INVESTMENT SECURITIES

The following table shows the changes in the investment portfolio for the periods presented:

(Dollars in Thousands)
For the Three Months Ended	September 30, 2012	June 30, 2012	$ Change	September 30, 2011	$ Change
Balance beginning of period	$306,032	$289,589	$16,443	$290,816	$15,216
Principal purchases	83,468	52,921	30,547	32,422	51,046
Proceeds from sales	(50,022)	(22,835)	(27,187)	(15,471)	(34,551)
Principal paydowns, maturities, and calls	(11,210)	(13,026)	1,816	(6,142)	(5,068)
Gains on sales of securities	853	274	579	227	626
Losses on sales of securities	(140)	(47)	(93)	—	(140)
Change in unrealized gains (loss) before tax	1,506	675	831	3,274	(1,768)
Amortization and accretion of discounts and premiums	(1,860)	(1,519)	(341)	(1,199)	(661)

Total investment portfolio	$328,627	$306,032	$22,595	$303,927	$24,700

For the Nine Months Ended	September 30, 2012	September 30, 2011	$ Change
Balance beginning of period	$319,415	$218,290	$101,125
Principal purchases	163,356	242,390	(79,034)
Proceeds from sales	(121,872)	(129,766)	7,894
Principal paydowns, maturities, and calls	(33,709)	(29,799)	(3,910)
Gains on sales of securities	3,295	1,229	2,066
Losses on sales of securities	(187)	(229)	42
Change in unrealized gains (loss) before tax	2,927	4,487	(1,560)
Amortization and accretion of discounts and premiums	(4,598)	(2,675)	(1,923)

Total investment portfolio	$328,627	$303,927	$24,700

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

At September 30, 2012, the Bank had outstanding loan commitments of $19.4 million to persons serving as directors, executive officers, principal stockholders and their related interests. This compares to $20.3 million and $22.9 million at June 30, 2012 and September 30, 2011, respectively. These loans, when made, were made in the ordinary course of business on substantially the same terms, including interest rates, maturities and collateral, as comparable loans made to customers not related to the Bank.

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

Loans by category

(Dollars in Thousands)

	September 30, 2012	% of Gross Loans	June 30, 2012	% of Gross Loans	$ Change	% Change	September 30, 2011	% of Gross Loans	$ Change	% Change
Construction, Land Dev & Other Land	$36,434	5%	$47,968	7%	$(11,534)	-24%	$94,692	11%	$(58,258)	-62%
Commercial & Industrial	115,395	17%	116,457	16%	(1,062)	-1%	131,559	15%	(16,164)	-12%
Commercial Real Estate Loans	402,237	60%	423,569	60%	(21,332)	-5%	477,747	56%	(75,510)	-16%
Secured Multifamily Residential	20,221	3%	20,604	3%	(383)	-2%	21,886	3%	(1,665)	-8%
Other Loans Secured by 1-4 Family RE	43,400	7%	44,026	6%	(626)	-1%	49,522	6%	(6,122)	-12%
Loans to Individuals, Family & Personal Expense	21,859	3%	23,248	3%	(1,389)	-6%	25,683	3%	(3,824)	-15%
Indirect Consumer	23,264	3%	22,692	3%	572	3%	20,810	2%	2,454	12%
Other Loans	13,316	2%	12,037	2%	1,279	11%	31,361	4%	(18,045)	-58%
Overdrafts	228	0%	227	0%	1	0%	297	0%	(69)	-23%

Gross loans	676,354		710,828		(34,474)	-5%	853,557		(177,203)	-21%
Less: allowance for loan losses	(19,174)	-3%	(19,518)	-3%	344	2%	(26,975)	-3%	7,801	29%
Less: deferred fees and restructured loan concessions	(253)	0%	(363)	0%	110	30%	(1,719)	0%	1,466	85%

Loans, net	$656,927		$690,947		$(34,020)	-5%	$824,863		$(167,936)	-20%

The composition of the Bank’s loan portfolio was as follows for the periods shown:

(Dollars in Thousands)	September 30, 2012					December 31, 2011
	Funded Loan Totals	% of Gross Loans	Unfunded Loan Commit- ments	% of Commit- ments	Total Loan Commit- ments	Funded Loan Totals	% of Gross Loans	Unfunded Loan Commit- ments	% of Commit- ments	Total Loan Commit- ments	$ Change Total Loan Commit- ments
Construction, Land Dev & Other Land	$36,434	5%	$473	1%	$36,907	$81,241	10%	$2,203	3%	$83,444	$(46,537)
Commercial & Industrial	115,395	17%	46,860	67%	162,255	124,422	16%	49,387	63%	173,809	$(11,554)
Commercial Real Estate Loans	402,237	60%	434	1%	402,671	449,347	56%	1,723	2%	451,070	$(48,399)
Secured Multifamily Residential	20,221	3%	14	0%	20,235	21,792	3%	—	0%	21,792	$(1,557)
Other Loans Secured by 1-4 Family RE	43,400	7%	18,645	26%	62,045	47,912	6%	18,355	23%	66,267	$(4,222)
Loans to Individuals, Family & Personal Expense	21,859	3%	832	1%	22,691	24,034	3%	732	1%	24,766	$(2,075)
Indirect Consumer	23,264	3%	—	0%	23,264	21,272	3%	270	0%	21,542	$1,722
Other Loans	13,316	2%	3,070	4%	16,386	27,594	3%	6,299	8%	33,893	$(17,507)
Overdrafts	228	0%	—	0%	228	264	0%	—	0%	264	$(36)

Gross loans	$676,354	100%	$70,328	100%	$746,682	$797,878	100%	$78,969	100%	$876,847	$(130,165)

The total loan commitments (funded and unfunded) by loan type and geographic region were as follows for the periods shown:

(Dollars in Thousands)

	September 30, 2012
	Southern	Mid-Central	Northern	Sacramento
	Oregon	Oregon	California	Valley	Total
Construction, Land Dev & Other Land	$19,685	$7,523	$1,944	$7,282	$36,434
Commercial & Industrial	69,907	14,487	9,656	21,345	115,395
Commercial Real Estate Loans	173,269	81,737	30,876	116,355	402,237
Secured Multifamily Residential	11,935	5,701	1,299	1,286	20,221
Other Loans Secured by 1-4 Family RE	21,784	5,525	8,955	7,136	43,400
Loans to Individuals, Family & Personal Expense	10,463	7,746	2,440	1,210	21,859
Indirect Consumer	5,062	12,923	5,179	100	23,264
Other Loans	3,059	483	2,258	7,516	13,316

Subtotal	$315,164	$136,125	$62,607	$162,230	676,126

Overdrafts					228

Total					$676,354

The table provided below summarizes the Bank’s level of concentrations in commercial real estate as of September 30, 2012, June 30, 2012 and September 30, 2011, respectively, as defined in the Interagency Guidelines for Real Estate Lending and the Commercial Real Estate Lending Joint Guidance policy. The results displayed document the Bank’s successful efforts to reduce CRE concentrations in the loan portfolio. Management anticipates that its continued efforts to reduce adversely classified assets will result in further reductions in concentrations of commercial real estate.

Commercial Real Estate (“CRE”)

Portfolio Policy Concentrations

	September 30, 2012	June 30, 2012	September 30, 2011	Guideline
Total Regulatory CRE[1]	239%	261%	314%	300%
Construction & Land Development CRE[2]	30%	40%	76%	100%
As a percent of total risk based capital (“TRBC”)

[1]	Consists of CRE Const, CRE Residential SFR 1-4 Const, CRE Land Dev & Other Land, CRE NOO Term, C&I Loans not RE Secured to Finance CRE Activities
[2]	Consists of CRE Const, CRE Residential SFR 1-4 Const, CRE Land Dev & Other Land

As shown in the table below, the distribution of our commercial real estate loan portfolio at September 30, 2012, was fairly consistent with our branch presence in our operating markets.

Total CRE by count and geographic region

(Dollars in Thousands) except number of loans

	September 30, 2012
	Southern Oregon	Mid-Central Oregon	Northern California	Sacramento Valley	Total
Commercial Real Estate Loans	$173,269	$81,737	$30,876	$116,355	$402,237
Number of loans in region	298	83	67	118	566
Number of branches in region	11	6	8	7	32

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

DEPOSITS AND BORROWINGS

The trend in the decline in total deposits continues from recent quarters. This decrease was mainly due to the decision to continue to reduce higher cost time deposit balances. Time deposits declined as a percentage of the Company’s total deposits in the most recent quarter versus the previous quarter and the same quarter last year. In addition, deposits have declined as a result of the branch consolidation and sale of two branches during second quarter 2012. These branches represented approximately $102.0 million, or less than 10% of total Bank-wide deposits as of December 31, 2011. As of September 30, 2012, only $30.6 million in deposits have been lost as a result of this initiative, including $16.3 million located in the two branches sold to another financial institution. This represents a loss of 29.7% of deposits in these branches prior to consolidation and sale, or 2.7% of total deposits as of December 31, 2011.

The combination of the Company’s efforts to reduce higher-cost time deposits and recent deposit pricing strategies to lower interest rates in concert with market conditions has reduced the average rate paid on total deposits in third quarter 2012 from both the previous quarter and the same quarter in 2011. It has also increased the proportion of the Company’s funding from non-interest bearing and lower-cost non-maturity deposits over this period.

Total brokered deposits were $241,000 at September 30, 2012 and December 31, 2011. These deposits are currently not being replaced as they mature.

(Dollars in Thousands)	September 30, 2012	Percent of Total	June 30, 2012	Percent of Total	$ Change	September 30, 2011	Percent of Total	$ Change
Interest-bearing demand and money market	$301,976	30%	$313,750	30%	$(11,774)	$338,014	29%	$(36,038)
Savings	91,335	9%	89,426	9%	1,909	88,455	8%	2,880
Time deposits	346,054	34%	368,442	35%	(22,388)	454,704	39%	(108,650)

Total interest-bearing deposits	739,365	73%	771,618	74%	(32,253)	881,173	76%	(141,808)
Non-interest bearing demand	275,617	27%	273,984	26%	1,633	279,859	24%	(4,242)

Total deposits	$1,014,982	100%	$1,045,602	100%	$(30,620)	$1,161,032	100%	$(146,050)

The following table summarizes the quarterly average dollar amount in each of the deposit and borrowing categories during the three months ended September 30, 2012, June 30, 2012 and September 30, 2012 and the nine months ended September 30, 2012 and September 30, 2011:

(Dollars in Thousands)

Averages for the Three Months Ended	September 30, 2012	% of Total	June 30, 2012	% of Total	$ Change	% Change	September 30, 2011	% of Total	$ Change	% Change
Non-interest bearing demand deposits	$278,714	27%	$277,983	27%	$731	0%	$272,896	23%	$5,818	2%
Interest bearing demand	310,150	30%	311,997	29%	(1,847)	-1%	344,054	29%	(33,904)	-10%
Savings	89,935	9%	90,741	8%	(806)	-1%	86,937	8%	2,998	3%
Time deposits	355,049	34%	384,744	36%	(29,695)	-8%	468,499	40%	(113,450)	-24%

Total average interest bearing deposits	755,134	73%	787,482	73%	(32,348)	-4%	899,490	77%	(144,356)	-16%

Total average deposits	$1,033,848	100%	$1,065,465	100%	$(31,617)	-3%	$1,172,386	100%	$(138,538)	-12%

Securities sold under agreements to repurchase	$5,044	14%	$4,107	12%	$937	23%	$4,341	12%	$703	16%
Junior subordinated debentures	30,928	86%	30,928	88%	—	0%	30,928	88%	—	0%

Total average borrowings	$35,972	100%	$35,035	100%	$937	3%	$35,269	100%	$703	2%

Total average interest-bearing liabilities	$791,106		$822,517		$(31,411)	-4%	$934,759		$(143,653)	-15%

Total average deposits and borrowings	$1,069,820		$1,100,500		$(30,680)	-3%	$1,207,655		$(137,835)	-11%

Averages for the Nine Months Ended	September 30, 2012	% of Total	September 30, 2011	% of Total	$ Change	% Change
Non-interest bearing demand deposits	$278,699	26%	$262,235	22%	$16,464	6%
Interest bearing demand	314,968	30%	361,868	30%	(46,900)	-13%
Savings	89,706	8%	85,555	7%	4,151	5%
Time deposits	383,870	36%	502,434	41%	(118,564)	-24%

Total average interest bearing deposits	788,544	74%	949,857	78%	(161,313)	-17%

Total average deposits	$1,067,243	100%	$1,212,092	100%	$(144,849)	-12%

Securities sold under agreements to repurchase	$4,568	13%	$3,567	10%	$1,001	28%
Federal Home Loan Bank borrowings	—	0%	11	0%	(11)	-100%
Junior subordinated debentures	30,928	87%	30,928	90%	—	0%

Total average borrowings	$35,496	100%	$34,506	100%	$990	3%

Total average interest-bearing liabilities	$824,040		$984,363		$(160,323)	-16%

Total average deposits and borrowings	$1,102,739		$1,246,598		$(143,859)	-12%

Average total deposits declined 12% in both the three and nine months ended September 30, 2012 from the same periods in 2011. This decrease was mainly due to the decision to continue to reduce higher cost time deposit balances, which declined 24% from the same quarter last year. Time deposits also declined as a percentage of the Company’s average total deposits versus second quarter 2012. The combination of the Company’s efforts to reduce higher-cost time deposits and recent deposit pricing strategies to lower interest rates in concert with market conditions has helped reduce the average rate paid on total deposits in 2012, down significantly from 2011. Whether we will continue to be successful maintaining or growing our low cost deposit base will depend on various factors, including deposit pricing strategies, market interest rates, the effects of competition, client behavior, and regulatory changes and requirements.

At September 30, 2012, the balance of junior subordinated debentures issued in connection with our prior issuances of trust preferred securities was $30.9 million or unchanged from September 30, 2011. Under the December 2009 Written Agreement with the Oregon Department of Consumer and Business Services, Division of Finance and Corporate Securities (“DFCS”) and the Federal Reserve Bank (“Reserve Bank”), we must request regulatory approval prior to making payments on our trust preferred securities. For additional detail regarding Bancorp’s outstanding debentures, see Note 7 in the financial statements included under Item 1 of this report.

CAPITAL

Capital ratios at the Bank have improved as compared to December 31, 2011, and September 30, 2011, primarily due to the Company’s deleveraging strategy and shift in the balance sheet mix to less risk-weighted assets, such as investment securities. PremierWest Bank has met the quantitative thresholds to be considered “Well-Capitalized” under published regulatory standards for total risk-based capital and Tier 1 risk-based capital at September 30, 2012. However, we continue to be subject to the terms of the Consent Order with the FDIC and have not yet reached the 10.00 percent leverage ratio required by the Consent Order, as the Bank’s leverage ratio as of September 30, 2012 was 9.34 percent. An additional $7.7 million in capital would be needed to achieve the 10.00 percent leverage ratio requirement. As such, we are not considered “Well-Capitalized” under all applicable regulatory requirements.

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

Bancorp:

	September 30, 2012	December 31, 2011	September 30, 2011	Regulatory Minimum to be “Adequately Capitalized”
				greater than or equal to
Total risk-based capital ratio	13.32%	12.45%	12.24%	8.00%
Tier 1 risk-based capital ratio	11.37%	10.80%	10.73%	4.00%
Leverage ratio	8.15%	8.01%	8.24%	4.00%

Bank:

	September 30, 2012	December 31, 2011	September 30, 2011	Regulatory Minimum to be “Adequately Capitalized”	Regulatory Minimum to be “Well-Capitalized”
				greater than or equal to	greater than or equal to
Total risk-based capital ratio	14.28%	13.03%	12.71%	8.00%	10.00%
Tier 1 risk-based capital ratio	13.02%	11.77%	11.45%	4.00%	6.00%
Leverage ratio	9.34%	8.72%	8.80%	4.00%	5.00%

The total risk based capital ratios of Bancorp include $30.9 million of junior subordinated debentures, of which $24.3 million qualified as Tier 1 capital at September 30, 2012, under guidance issued by the Federal Reserve. As provided in the Dodd-Frank Act, which was signed into law on July 21, 2010, Bancorp currently expects to continue to rely on these junior subordinated debentures as part of its regulatory capital. However, Bancorp also expects that future regulations related to Basel III capital standards could adversely impact continued reliance on junior subordinated debentures.

The table below shows the quarter over quarter change in the Company’s capital ratios for the periods presented:

	September 30, 2012	June 30, 2012	Change	September 30, 2011	Change
PremierWest Bancorp
Total risk-based capital ratio	13.32%	12.80%	0.52	12.24%	1.08
Tier 1 risk-based capital ratio	11.37%	10.87%	0.50	10.73%	0.64
Leverage ratio	8.15%	7.91%	0.24	8.24%	(0.09)

PremierWest Bank
Total risk-based capital ratio	14.28%	13.64%	0.64	12.71%	1.57
Tier 1 risk-based capital ratio	13.02%	12.37%	0.65	11.45%	1.57
Leverage ratio	9.34%	9.01%	0.33	8.80%	0.54

FINANCIAL PERFORMANCE OVERVIEW

For The Three Months Ended	September 30, 2012	June 30, 2012	Change	September 30, 2011	Change
Selective quarterly performance ratios
Return on average assets, annualized	0.04%	-0.66%	0.70	-1.04%	1.08
Return on average common equity, annualized	1.12%	-19.26%	20.38	-26.94%	28.06
Efficiency ratio (1)	94.57%	100.13%	(5.56)	85.71%	8.86

Share and per share information
Average common shares outstanding—basic	10,034,741	10,034,741	—	10,035,241	(500)
Average common shares outstanding—diluted	10,034,741	10,034,741	—	10,035,241	(500)
Basic income (loss) per common share	$0.01	$(0.20)	$0.21	$(0.35)	$0.36
Diluted income (loss) per common share	$0.01	$(0.20)	$0.21	$(0.35)	$0.36
Book value per common share (2)	$4.02	$3.85	$0.17	$4.79	$(0.77)
Tangible book value per common share (3)	$3.85	$3.68	$0.17	$4.58	$(0.73)

For The Nine Months Ended	September 30, 2012	September 30, 2011	Change
Selective quarterly performance ratios
Return on average assets, annualized	-0.74%	-1.33%	0.59
Return on average common equity, annualized	-21.10%	-34.39%	13.29
Efficiency ratio (1)	99.86%	100.59%	(0.73)

Share and per share information
Average common shares outstanding—basic	10,034,741	10,035,240	(499)
Average common shares outstanding—diluted	10,034,741	10,035,240	(499)
Basic loss per common share	$(0.66)	$(1.35)	$0.69
Diluted loss per common share	$(0.66)	$(1.35)	$0.69

(1)	Non-interest expense divided by net interest income plus non-interest income.
(2)	Book value is calculated as the total common equity (less preferred stock and the discount on preferred stock) divided by the period ending
number	of common shares outstanding.
(3)	Tangible book value is calculated as the total common equity (less preferred stock and the discount on preferred stock) less core deposit
intangibles	divided by the period ending number of common shares outstanding.

(Annualized, tax-equivalent basis)

For The Three Months Ended

	September 30, 2012	June 30, 2012	Change	September 30, 2011	Change
Selective quarterly performance ratios
Yield on average gross loans (1)	6.07%	6.32%	(0.25)	6.06%	0.01
Yield on average investment securities (1)(2)	1.71%	2.02%	(0.31)	2.00%	(0.29)
Cost of average interest bearing deposits	0.64%	0.70%	(0.06)	0.90%	(0.26)
Cost of average borrowings	2.93%	1.93%	1.00	1.72%	1.21
Cost of average total deposits and borrowings	0.55%	0.56%	(0.01)	0.72%	(0.17)
Yield on average interest-earning assets	4.56%	4.91%	(0.35)	4.93%	(0.37)
Cost of average interest-bearing liabilities	0.75%	0.75%	—	0.93%	(0.18)
Net interest spread	3.81%	4.16%	(0.35)	4.00%	(0.19)
Net interest margin (1)	4.01%	4.34%	(0.33)	4.21%	(0.20)

For The Nine Months Ended

	September 30, 2012	September 30, 2011	Change
Selective quarterly performance ratios
Yield on average gross loans (1)	6.09%	6.00%	0.09
Yield on average investment securities (1)(2)	1.97%	1.91%	0.06
Cost of average interest bearing deposits	0.71%	1.00%	(0.29)
Cost of average borrowings	2.28%	1.85%	0.43
Cost of average total deposits and borrowings	0.58%	0.81%	(0.23)
Yield on average interest-earning assets	4.74%	4.88%	(0.14)
Cost of average interest-bearing liabilities	0.77%	1.03%	(0.26)
Net interest spread	3.97%	3.85%	0.12
Net interest margin (1)	4.15%	4.08%	0.07
(1)	Tax-exempt income has been adjusted to a tax equivalent basis at a 40% rate.
(2)	Includes interest-bearing cash equivalents.

ASSET QUALITY

At September 30, 2012, the Company experienced a continued decrease in adversely classified loans, due to a decline in both loans rated substandard or worse but not impaired and non-performing loans. Non-performing loans have continued to decline primarily in the construction and land development loan category, as a result of improvements in credit quality ratings, transfers to OREO, pay offs, and charge-offs of impaired loans. Of those loans currently designated as non-performing, approximately $9.6 million, or 31.4%, are current as to payment of principal and interest.

The Company monitors delinquencies, defined as loans on accruing status 30-89 days past due, as an indicator of future non-performing assets. Total 30-89 days delinquencies remain below 1.00%, mirroring the improvement in overall credit quality noted previously. Loans to individuals experienced an increase in delinquencies in third quarter due to a more assertive collection methodology being applied to loans formerly housed in the Bank’s now dissolved Finance Company. This approach is expected to reduce delinquencies going forward. While the local and national economy continues to languish, more borrowers are demonstrating the ability to adjust to current economic conditions.

At September 30, 2012, total non-performing assets were down compared to June 30, 2012 and September 30, 2011. Non-performing assets and non-performing loans also declined during this period in terms of percentage of total assets and loans, respectively. The amount of additions to non-performing loans declined in the current quarter as compared to the previous quarter and the same quarter in 2011.

Adversely classified loans

(Dollars in Thousands)

	September 30, 2012	June 30, 2012	$ Change	% Change	September 30, 2011	$ Change	% Change
Rated substandard or worse but not impaired	$73,225	$79,643	$(6,418)	-8%	$114,223	$(40,998)	-36%
Impaired	30,473	38,453	(7,980)	-21%	78,210	(47,737)	-61%

Total adversely classified loans*	$103,698	$118,096	$(14,398)	-12%	$192,433	$(88,735)	-46%

Gross loans	$676,354	$710,828	$(34,474)	-5%	$853,557	$(177,203)	-21%
Adversely classified loans to gross loans	15.33%	16.61%	-1.28%		22.54%	-7.21%
Allowance for loan losses	$19,174	$19,518	$(344)	-2%	$26,975	$(7,801)	-29%

*	Adversely classified loans are defined as loans having a well-defined weakness or weaknesses related to the borrower’s financial capacity or to pledged collateral that may jeopardize the repayment of the debt. They are characterized by the possibility that the Bank may sustain some loss if the deficiencies giving rise to the substandard classification are not corrected.

30-89 Days Past Due by type

(Dollars in Thousands)	September 30, 2012	% of Category	June 30, 2012	% of Category	$ Change	September 30, 2011	% of Category	$ Change
Construction, Land Dev & Other Land	$771	18%	$—	0%	$771	$—	0%	$771
Commercial & Industrial	119	3%	297	13%	(178)	—	0%	119
Commercial Real Estate Loans	—	0%	—	0%	—	229	19%	(229)
Secured Multifamily Residential	—	0%	—	0%	—	—	0%	—
Other Loans Secured by 1-4 Family RE	806	19%	386	17%	420	—	0%	806
Loans to Individuals, Family & Personal Expense	1,235	29%	6	0%	1,229	63	5%	1,172
Indirect Consumer	1,300	31%	1,512	69%	(212)	916	76%	384
Other Loans	8	0%	—	0%	8	—	0%	8

Accruing loans 30-89 days past due	4,239		2,201		2,038	1,208		3,031
Nonaccruing loans 30-89 days past due	8,201		2,628		5,573	3,316		4,885

Total loans 30-89 days past due	$12,440		$4,829		$7,611	$4,524		$7,916

Accruing Loans 30-89 days past due to total accruing loans	0.66%		0.33%			0.16%

Non-performing Loans

(Dollars in Thousands)

For the Three Months Ended	September 30, 2012	June 30, 2012	$ Change	September 30, 2011	$ Change
Balance beginning of period	$38,453	$55,880	$(17,427)	92,505	$(54,052)
Transfers from performing loans	8,188	831	7,357	2,391	5,797
Loans returned to performing status	(3,007)	(5,508)	2,501	(3,068)	61
Transfers to OREO	(990)	(2,760)	1,770	(4,731)	3,741
Principal reduction from payment	(10,000)	(5,862)	(4,138)	(1,980)	(8,020)
Principal reduction from charge-off	(2,171)	(4,128)	1,957	(6,907)	4,736

Total non-performing loans	$30,473	$38,453	$(7,980)	$78,210	$(47,737)

Percentage of non-performing loans to total gross loans	4.51%	5.41%		9.16%

For the Nine Months Ended	September 30, 2012	September 30, 2011	$ Change
Balance beginning of period	$76,241	$129,616	$(53,375)
Transfers from performing loans	22,854	9,874	12,980
Loans returned to performing status	(8,515)	(4,428)	(4,087)
Transfers to OREO	(22,995)	(13,103)	(9,892)
Principal reduction from payment	(24,493)	(17,675)	(6,818)
Principal reduction from charge-off	(12,619)	(26,074)	13,455

Total non-performing loans	$30,473	$78,210	$(47,737)

The following table summarizes the Company’s non-performing assets as of the periods shown:

(Dollars in Thousands)	September 30, 2012	June 30, 2012	$ Change	September 30, 2011	$ Change
Loans on nonaccrual status	$30,082	$38,307	$(8,225)	$78,109	$(48,027)
Loans past due greater than 90 days but not on non accrual status	391	146	245	101	290

Total non-performing loans	30,473	38,453	(7,980)	78,210	(47,737)
Other real estate owned and foreclosed assets	29,288	33,895	(4,607)	28,127	1,161

Total non-performing assets	$59,761	$72,348	$(12,587)	$106,337	$(46,576)

Percentage of non-performing assets to total assets	5.16%	6.05%		8.17%

At September 30, 2012, total non-performing assets were down compared to June 30, 2012. Non-performing assets and loans have also declined in terms of percentage of total assets and loans, respectively. The amount of additions to non-performing assets has slowed during 2012 versus the prior year. This is due to the positive impact of business improvement plans implemented by a number of borrowers in response to the current economic downturn.

Reductions in non-performing loans were largely due to the Company taking ownership of additional residential and commercial properties related to loans which previously were on nonaccrual status, nonaccrual loan payoffs, charge-offs, and the return of loans to performing status.

The following table summarizes the Company’s non-performing loans by loan type and geographic region as of September 30, 2012:

(Dollars in Thousands)

	September 30, 2012
	Non-performing Loans
	Southern Oregon	Mid-Central Oregon	Northern California	Sacramento Valley	Totals	Funded Loan Totals	Percent NPL to Funded Loan Totals by Category
Construction, Land Dev & Other Land	$916	$1,838	$571	$2,152	$5,477	$36,434	15.0%
Commercial & Industrial	1,132	219	394	—	1,745	115,395	1.5%
Commercial Real Estate Loans	4,430	8,234	1,444	5,085	19,193	402,237	4.8%
Secured Multifamily Residential	221	—	334	—	555	20,221	2.7%
Other Loans Secured by 1-4 Family RE	713	354	548	515	2,130	43,400	4.9%
Loans to Individuals, Family & Personal Expense	14	52	12	—	78	21,859	0.4%
Indirect Consumer	14	114	21	—	149	23,264	0.6%
Other Loans	1,099	—	—	47	1,146	13,316	8.6%
Overdrafts	—	—	—	—	—	228	0.0%

Total non-performing loans	$8,539	$10,811	$3,324	$7,799	$30,473	$676,354

Non-performing loans to total funded loans	2.7%	7.9%	5.3%	4.8%	4.5%
Total funded loans	$315,270	$136,171	$62,628	$162,285	$676,354

The following tables summarize the Company’s troubled debt restructured loans by type and geographic region as of September 30, 2012:

(Dollars in Thousands)

	September 30, 2012
	Restructured loans
	Southern Oregon	Mid Oregon	Northern California	Sacramento Valley	Totals	Number of Loans
Construction, Land Dev & Other Land	$331	$1,838	$127	$2,665	$4,961	11
Commercial & Industrial	3,437	—	584	214	4,235	9
Commercial Real Estate Loans	5,563	8,641	161	—	14,365	8
Other Loans Secured by 1-4 Family RE	1,032	—	307	514	1,853	10

Total restructured loans	$10,363	$10,479	$1,179	$3,393	$25,414	38

The following table presents the Company’s troubled debt restructured loans by year of maturity, according to the restructured terms, as of September 30, 2012:

(Dollars in Thousands)
Year of Maturity	Amount
2012	$7,588
2013	4,856
2014	4,243
2015	3,832
2016	863
Thereafter	4,032

Total	$25,414

The Company’s OREO property disposition activities continued at a steady pace in the third quarter of 2012. The level of additional properties taken into the OREO portfolio decreased from the second quarter 2012 and third quarter 2011. This corresponds to a modest improvement in overall real estate valuations experienced over the period. However, the level of additional real estate properties taken into the OREO portfolio increased for the nine months ended September 30, 2012 as compared to the same period in 2011. This is due to the approximately $15 million in properties taken into OREO in first quarter 2012 associated with settlement of the Company’s largest non-performing lending relationship. OREO valuation adjustments in the current period, which included a $600,000 impairment charge on one land development parcel, declined as compared to second quarter 2012, but increased as compared to third quarter 2011. OREO valuation adjustments for the nine months ended September 30, 2012 declined as compared to the same period in 2011. This also corresponds to a modest improvement in overall real estate valuations, as previously noted.

During the three months ended September 30, 2012, the Company disposed of 10 OREO properties with a book value of $5.0 million while acquiring 3 properties with a book value of $990,000. At September 30, 2012, the OREO portfolio consisted of 76 properties. The largest balances in the OREO portfolio at the end of the quarter were attributable to income-producing properties and residential or commercial site development projects, all of which are located within our footprint.

Other real estate owned and foreclosed assets

(Dollars in Thousands)

For the Three Months Ended	September 30, 2012	June 30, 2012	$ Change	September 30, 2011	$ Change
Other real estate owned, beginning of period	$33,895	$35,434	$(1,539)	$27,579	$6,316
Transfers from outstanding loans	990	2,760	(1,770)	4,731	(3,741)
Improvements and other additions	—	—	—	—	—
Proceeds from sales	(4,975)	(3,217)	(1,758)	(3,476)	(1,499)
Net gain (loss) on sales	613	383	230	166	447
Impairment charges	(1,235)	(1,465)	230	(873)	(362)

Total other real estate owned	$29,288	$33,895	$(4,607)	$28,127	$1,161

For the Nine Months Ended	September 30, 2012	September 30, 2011	$ Change
Other real estate owned, beginning of period	$22,829	$32,009	$(9,180)
Transfers from outstanding loans	22,995	13,103	9,892
Improvements and other additions	—	10	(10)
Proceeds from sales	(12,470)	(10,605)	(1,865)
Net gain (loss) on sales	333	1,293	(960)
Impairment charges	(4,399)	(7,683)	3,284

Total other real estate owned	$29,288	$28,127	$1,161

Other real estate owned and foreclosed assets by type

(Dollars in Thousands)

	September 30, 2012	# of Properties	June 30, 2012	# of Properties	$ Change	September 30, 2011	# of Properties	$ Change
Construction, Land Dev & Other Land	$11,302	36	$13,236	43	$(1,934)	$26,895	109	$(15,593)
Farmland	4,044	2	4,043	2	1	—	—	4,044
1-4 Family Residential Properties	1,150	13	612	11	538	1,209	4	(59)
Nonfarm Nonresidential Properties	12,792	25	16,004	27	(3,212)	23	1	12,769

Total OREO by type	$29,288	76	$33,895	83	(4,607)	$28,127	114	1,161

ALLOWANCE FOR LOAN LOSSES

The Company’s allowance for loan losses continues to decline in concert with the reduction in adversely classified loans, loan delinquencies and other relevant credit metrics. With the reduction in net charge-offs and change in the loan portfolio composition over the past several years, loss factors used in Management’s estimates to establish reserve levels have declined commensurately. As a result, amounts provided to the allowance for loan losses declined for the nine months ended September 30, 2012, as compared to the same period in 2011. There was no provision provided in the quarter ended September 30, 2012 versus the second quarter of 2012 and the same period in 2011 due to a significant reduction in adversely-classified loans since third quarter 2011.

For the quarter ended September 30, 2012, total gross and net loan charge-offs were down compared to the quarter ended June 30, 2012, and the quarter ended September 30, 2011. Recoveries in third quarter 2012 were up compared to the other periods primarily due to a $725,000 recovery through the sale of a note associated with a previously charged-off loan and a $500,000 recovery from a guarantor of a previously charged-off loan. The net charge-offs in the current period were concentrated in the construction and land development and non-owner occupied commercial real estate loan categories. The ratio of net loan charge-offs to average gross loans (annualized) for the current quarter was down compared to the previous quarter and the same quarter one year ago.

The overall risk profile of the Company’s loan portfolio continues to improve, as stated above. However, the trend of future provision for loan losses will depend primarily on economic conditions, level of adversely-classified assets, and changes in collateral values.

Allowance for Loan Losses
(Dollars in Thousands) For the Three Months Ended	September 30, 2012	June 30, 2012	$ Change	% Change	September 30, 2011	$ Change	% Change
Gross loans outstanding at end of period	$676,354	$710,828	$(34,474)	-5%	$853,557	$(177,203)	-21%

Average loans outstanding, gross	$691,869	$729,203	$(37,334)	-5%	$875,930	$(184,061)	-21%

Allowance for loan losses, beginning of period	$19,518	$20,324	$(806)	-4%	$28,433	$(8,915)	-31%

Charge-offs:
Commercial	(96)	(4)	(92)		(75)	(21)
Real Estate	(1,201)	(2,567)	1,366		(5,440)	4,239
Consumer	(241)	(229)	(12)		(310)	69
Other	(633)	(1,328)	695		(1,082)	449

Total charge-offs	(2,171)	(4,128)	1,957	47%	(6,907)	4,736	69%

Recoveries:
Commercial	61	1,028	(967)		204	(143)
Real Estate	1,606	822	784		89	1,517
Consumer	89	163	(74)		56	33
Other	71	34	37		50	21

Total recoveries	1,827	2,047	(220)	-11%	399	1,428	358%

Net charge-offs	(344)	(2,081)	1,737	83%	(6,508)	6,164	95%

Provision charged to income	—	1,275	(1,275)	-100%	5,050	(5,050)	-100%

Allowance for loan losses, end of period	$19,174	$19,518	$(344)	-2%	$26,975	$(7,801)	-29%

Ratio of net loans charged-off to average gross loans outstanding, annualized	0.20%	1.15%	(0.95)		2.95%	(2.75)

Ratio of allowance for loan losses to gross loans outstanding	2.83%	2.75%	0.08		3.16%	(0.33)

Allowance for loan losses as a percentage of adversely classified loans	18.49%	16.53%	1.96		14.02%	4.47

Allowance for loan losses to total non-performing loans	62.92%	50.76%	12.16		34.49%	28.43

For the Nine Months Ended	September 30, 2012	September 30, 2011	$ Change	% Change
Gross loans outstanding at end of period	$676,354	$853,557	$(177,203)	-21%

Average loans outstanding, gross	$729,177	$914,128	$(184,951)	-20%

Allowance for loan losses, beginning of period	$22,683	$35,582	$(12,899)	-36%

Charge-offs:
Commercial	(452)	(2,693)	2,241
Real Estate	(8,948)	(21,337)	12,389
Consumer	(724)	(589)	(135)
Other	(2,495)	(1,455)	(1,040)

Total charge-offs	(12,619)	(26,074)	13,455	52%

Recoveries:
Commercial	1,177	4,914	(3,737)
Real Estate	2,575	785	1,790
Consumer	316	261	55
Other	267	157	110

Total recoveries	4,335	6,117	(1,782)	-29%

Net charge-offs	(8,284)	(19,957)	11,673	58%

Provision charged to income	4,775	11,350	(6,575)	-58%

Allowance for loan losses, end of period	$19,174	$26,975	$(7,801)	-29%

Ratio of net loans charged-off to average gross loans outstanding, annualized	1.52%	2.92%	(1.40)

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

In prior quarters, loss factors used to estimate loss potential within the loan portfolio were solely based on actual historical experience. Beginning in second quarter 2012, minimum loss factors are also developed based on a weighted average of historical loss experience by risk classification within each loan category pool. The minimum or historical loss factor, whichever is larger, is now applied to loan category pools segregated by risk classification to estimate the loss inherent in the Company’s loan portfolio pursuant to “Accounting for Contingencies.” Similarly, the minimum or actual loss factor is used as a basis for establishing a nominal reserve on unfunded balances (net available credit), depending on the loan category. This change in methodology had no material impact on the Company’s total allowance for loan losses.

The Company’s allowance for loan losses continues to decline in concert with the reduction in adversely classified assets and continued reduction in loan delinquencies and other relevant credit metrics. With the reduction in net charge-offs over the past several years, loss factors used in Management’s estimates have declined commensurately.

Overall, we believe that the allowance for loan losses is adequate to absorb probable losses in the loan portfolio at September 30, 2012, although there can be no assurance that future loan losses will not exceed our current estimates. The process for determining the adequacy of the allowance for loan losses is critical to our financial results. Please see Item 1A “Risk Factors” in our 2011 Form 10-K and Item 1A “Risk Factors” in this report.

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

	September 30, 2012	June 30, 2012	September 30, 2011

Primary liquidity	34.59%	33.42%	29.00%
Fed funds sold and interest-bearing deposits/total assets (current ratio)	3.69%	5.26%	24.20%
Net non-core funding dependency	-3.56%	-5.20%	-1.00%
Gross loans to deposits	66.64%	67.98%	73.50%

An analysis of liquidity should encompass a review of the changes that appear in the consolidated statements of cash flow for the nine months ended September 30, 2012 and 2011. The statement of cash flows includes operating, investing, and financing categories.

Cash flows provided by operating activities were $8.7 million with the difference between cash provided by operating activities and a net loss of $4.8 million consisting primarily of noncash items of $4.8 million in the loan loss provision and $2.0 million in depreciation and amortization, $4.6 million in amortization and accretion on investment securities, and $4.1 million of net loss on sale of OREO and other foreclosed assets. Also, included in cash flows from operating activities was $3.1 million net gain on sale of investment securities.

Cash flows provided by investing activities of $95.5 million consisted primarily of $155.6 million proceeds from sales, calls, pay downs, and maturities of securities, $90.0 million in net loan pay downs, $12.5 million in proceeds from the sale of OREO, offset by $163.4 million used for purchases of securities.

Cash flows used in financing activities of $110.0 million consisted primarily of $112.8 million net decrease in deposits offset by $2.8 million in net increase in securities sold under agreements to repurchase.

At September 30, 2012, the Bank had $7.0 million in borrowings from securities sold under an agreement to repurchase with various business customers. At September 30, 2012, the Bank had no outstanding borrowings against its $58.2 million in established borrowing capacity with the FHLB. The Bank had no outstanding borrowings at September 30, 2012 and December 31, 2011. The borrowing capacity at the FHLB declined from year end as the Company elected to hold a higher balance of unpledged securities. The Bank’s borrowing facility is subject to collateral and stock ownership requirements. The Bank also had an available discount window primary credit line with the Federal Reserve Bank of San Francisco of approximately $8.9 million, and $15.0 million from a correspondent bank with no balance outstanding on either facility, both of which are pursuant to collateralized credit arrangements.

In June 2010, Bancorp entered into a Written Agreement with the Federal Reserve Bank of San Francisco and DFCS. For detailed discussion of the Written Agreement, see Item 1, “Business – Supervision and Regulation” in our 2011 10-K. Under the Written Agreement, Bancorp may not directly or indirectly take dividends or other forms of payment representing a reduction in capital from the Bank without the prior written approval of the Reserve Bank and the DFCS. Also, under our Memorandum of Understanding, the Bank may not pay dividends to the holding company without the consent of the FDIC and the DFCS. At September 30, 2012, the holding company did not have any borrowing arrangements of its own.

Off-Balance Sheet Arrangements

At September 30, 2012, the Bank had off-balance sheet financial instruments of $70.4 million compared to $71.2 million at June 30, 2012 and $87.2 million at September 30, 2011. For additional information regarding off-balance sheet arrangements and future financial commitments, see Note 9 “Commitments and Contingent Liabilities” in the financial statements included under Item 1 of this report.

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

As of the date of this report, we believe that the Company and the Bank had achieved all of these requirements with the exception of the leverage ratio requirement. Prior to completing the Agreement with the FDIC in April 2010, we completed a common stock offering that raised $33.2 million in gross proceeds, which raised the Bank’s Tier 1 leverage ratio from 5.70% at December 31, 2009, to 8.21% at March 31, 2010. Subsequently the Bank has engaged in balance sheet management activities, including loan and deposit reductions which have further increased its capital ratios as noted above. Similarly, the Company has reduced its assets classified “Substandard” to 51.8% of Tier 1 capital plus ALLL as of September 30, 2012. As previously noted, the Company has demonstrated progress and is committed to achieving all the requirements of the Agreement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates. The Company’s market risk arises principally from interest rate risk in its lending, deposit and borrowing activities. Management actively monitors and manages its interest rate risk exposure. Although the Company manages other risks, such as credit quality and liquidity risk, in the normal course of business, Management considers interest rate risk to be a significant market risk, which could have a material effect on the Company’s financial condition and results of operations. Other types of market risks, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company’s business activities. The Company did not experience a significant change in market risk at September 30, 2012, as compared to June 30, 2012 or December 31, 2011.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during our most recent quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the third quarter of 2012, we completed the previously announced branch sales, consolidations and closures, as well as expense control initiatives, which are intended to provide annualized savings.

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

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. The proceeds of our completed rights offering returned our status to “Well-Capitalized” levels, including exceeding the 10.0% risk-based capital level. We are, however, subject to a Consent Order that requires higher capital levels. Our Bank leverage ratio as of September 30, 2012, was 9.34%. If we are unable to increase our capital levels to the Consent Order requirements, we may be subject to penalties or further restrictions on our operations. In addition, future losses could reduce our capital levels. We may need to raise additional capital to maintain or improve our capital position or to support our operations. Until we raise additional capital, our loan growth will be limited. In addition, the Federal Reserve Board recently announced proposed rules to implement Basel III capital reforms and we anticipate the rules could require us to raise additional capital through the sale of common equity. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we may not be able to raise additional capital on terms acceptable to us. Alternatively, we may be required to improve our capital ratios through the sale of assets. Market conditions for the sale of assets may not be favorable and we may not be able to lower asset levels sufficiently to meet the requirements of the Consent Order or to maintain existing capital levels. If we cannot raise additional capital or improve capital ratios through other options, our financial condition, and our ability to maintain or improve our capital position to support our operations and to continue as a going concern, could be materially impaired.

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

ITEM 4. MINE SAFETY DISCLOSURES

(a) [Not applicable.]

ITEM 5. OTHER INFORMATION

(a) [None.]

(b) [None.]

ITEM 6. EXHIBITS

Exhibits

3.1	Articles of Incorporation of PremierWest Bancorp (incorporated by reference to Exhibit 3.1 to Form 10-K filed March 16, 2011)

3.2	Amended and Restated Bylaws of PremierWest Bancorp (incorporated by reference to Exhibit 3.2 to Form 10-K filed March 16, 2010)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer (Principal Accounting and Principal Financial Officer) required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer (Principal Accounting and Principal Financial Officer) required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101	The following financial information from the Quarterly Report on Form 10-Q for the period ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Other Comprehensive Income; (iv) the Consolidated Statements of Changes in Shareholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities and Exchange Act of 1934, as amended and otherwise are not subject to liability under those sections.

SIGNATURES: Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: November 6, 2012

PREMIERWEST BANCORP

/s/ James M. Ford
James M. Ford, President and Chief Executive Officer

/s/ Douglas N. Biddle
Douglas N. Biddle, Chief Financial Officer and Principal Accounting Officer