Form 10-K
period 2012-12-31
PREMIERWEST BANCORP
filed 2013-03-18
CIK 1102287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $10.8 million, based on the closing price on June 29, 2012, reported on NASDAQ.

The number of shares outstanding of Registrant’s common stock as of March 8, 2013 was 10,034,741.

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

Consumer lending—PremierWest Bank makes secured and unsecured loans to individual borrowers for a variety of purposes including personal loans, revolving credit lines and home equity loans, as well as consumer loans secured by autos, boats and recreational vehicles.

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

MARKET AREA

PremierWest Bank conducts a regional community banking business in southern and central Oregon and northern California. On December 31, 2012, the Company had a network of 32 full service bank branches. The

Bank has evolved over the past ten years through a combination of acquisitions and de novo branch openings and its geographic footprint can be subdivided into several key market areas that are generally identifiable by a specific community, county or combination thereof.

The Company serves Jackson County, Oregon, from its main office facility in Medford with five branch offices in Medford and a branch office in each of the surrounding communities of Central Point, Eagle Point, and Ashland. Medford is the seventh largest city in Oregon and is the center for commerce, medicine and transportation in southwestern Oregon. PremierWest Bank serves neighboring Josephine County with two full service branches in Grants Pass, Oregon. The principal industries in Jackson and Josephine Counties include forest products, manufacturing and agriculture. Other manufacturing segments include electrical equipment and supplies, computing equipment, printing and publishing, fabricated metal products and machinery, and stone and concrete products. In the non-manufacturing sector, significant industries include recreational services, wholesale and retail trades, as well as medical care, particularly in connection with the area’s retirement community.

Another primary market area is in Douglas County with two branches in Roseburg, Oregon, and two branches located in the communities of Winston and Sutherlin. The economy in Douglas County has historically depended on the forest products industry, as compared to other market areas along the Interstate 5 corridor, including those in Medford and Grants Pass and those in northern California, which are somewhat more economically diversified.

Also in Oregon and located inland from the Interstate 5 corridor, PremierWest Bank operates three branches. One is located in Klamath Falls in Klamath County. Klamath County’s principal industries include lumber and wood products, agriculture, transportation, recreation and government. Two other branch offices are located in Deschutes County, with a branch in both Bend and Redmond. This area’s principle businesses include recreation, tourism, education and manufacturing.

As of December 31, 2012, the Bank has established offices within eight counties in California. In Siskiyou County there are three branch locations in the communities of Greenview, Mt. Shasta, and Yreka. In Shasta County there are two branch locations with one in Redding and one in Anderson. In Tehama County there are two branches with one in Corning and one in Red Bluff. In Yolo County there are two branch offices in the communities of Woodland and Davis. There is one office in Chico in Butte County, Nevada County has a branch in Grass Valley, and Placer County has a branch in Rocklin. The economy of northern California from Siskiyou County south to Butte County is primarily driven by government services, retail trade and services, education, healthcare, agriculture, recreation and tourism.

The Company has three branch locations in Sacramento County. These branches are located in the greater Sacramento area in the communities of Elk Grove, Folsom, and Galt. These branches have established PremierWest Bank’s southern-most reach in California. In addition to wholesale and retail trade, the key industries include agriculture and food processing, manufacturing, transportation and distribution, education, healthcare and government services.

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

The following table presents the Bank’s market share percentage for total deposits as of June 30, 2012, in each county where we have a branch. All information in the table was obtained from deposit data published by the FDIC as of June 30, 2012.

Deposit Market Share ($000’s)

Totals by County

		2012			2011			2010
State	County	Market	PRWT	% Share	Market	PRWT	% Share	Market	PRWT	% Share
OR	Deschutes	2,351,130	12,505	0.53%	2,354,513	14,223	0.60%	2,635,087	15,534	0.59%
OR	Douglas	1,472,606	129,955	8.82%	1,526,714	137,054	8.98%	1,507,749	146,814	9.74%
OR	Jackson	2,779,161	276,972	9.97%	2,741,782	310,691	11.33%	2,796,890	365,158	13.06%
OR	Josephine	1,210,523	35,819	2.96%	1,247,267	32,559	2.61%	1,291,985	34,243	2.65%
OR	Klamath	787,783	13,415	1.70%	774,561	13,999	1.81%	779,395	13,664	1.75%
Sub-total		8,601,203	468,666	5.45%	8,644,837	508,526	5.88%	9,011,106	575,413	6.39%

CA	Butte	2,925,804	10,110	0.35%	2,906,233	10,302	0.35%	2,887,149	10,658	0.37%
CA	Nevada	1,591,200	100,749	6.33%	1,600,712	119,356	7.46%	1,614,667	138,544	8.58%
CA	Placer	7,725,352	10,673	0.14%	7,248,794	12,099	0.17%	7,149,159	13,330	0.19%
CA	Shasta	2,415,499	38,484	1.59%	2,402,162	40,884	1.70%	2,449,362	44,326	1.81%
CA	Siskiyou	587,495	86,566	14.73%	608,075	113,263	18.63%	611,907	122,534	20.02%
CA	Tehama	616,779	93,405	15.14%	599,032	94,093	15.71%	588,312	97,054	16.50%
CA	Yolo	2,337,399	119,006	5.09%	2,320,830	139,694	6.02%	2,271,132	160,290	7.06%
CA	Sacramento	21,891,613	117,655	0.54%	20,330,590	139,773	0.69%	19,746,156	151,109	0.77%
Sub-total		40,091,141	576,648	1.44%	38,016,428	669,464	1.76%	37,317,844	737,845	1.98%
	Total	48,692,344	1,045,314	2.15%	46,661,265	1,177,990	2.52%	46,328,950	1,313,258	2.83%

During 2012, the Company consolidated nine of its branches into existing nearby branches. Five of the consolidated branches were located in Oregon, and the other four branches were located in California. The decision to consolidate these branches and the projected reduction in expenses followed an extensive branch network analysis with a focus on reducing expense, improving efficiency, and positively impacting the overall value of the Company. These branches represented less than 10% of the total bank-wide deposits. Also during 2012, the Company sold two of its branches to another financial institution for $439,000 which represents the net book value of the fixed assets. Included in this transaction was $16.3 million in deposits.

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

EMPLOYEES

As of December 31, 2012, PremierWest Bank had 383 full-time equivalent employees compared to 452 at December 31, 2011. None of our employees are represented by a collective bargaining group. Management considers its relations with employees to be good.

WEBSITE ACCESS TO PUBLIC FILINGS

PremierWest makes available all periodic and current reports in the “Investor Relations” section of PremierWest Bank’s website, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. PremierWest Bank’s website address is www.PremierWestBank.com. The contents of our website are not incorporated into this report or into our other filings with the SEC.

GOVERNMENT POLICIES

The operations of PremierWest and its subsidiaries are affected by state and federal legislative changes and by policies of various regulatory authorities, including those of the states of Oregon and California, the Federal Reserve Bank and the Federal Deposit Insurance Corporation. These policies include, for example, statutory maximum legal lending limits and rates, domestic monetary policies of the Board of Governors of the Federal Reserve System, United States fiscal policy, and capital adequacy and liquidity constraints imposed by federal and state regulatory agencies.

SUPERVISION AND REGULATION

Based on the results of an examination completed during the third quarter of 2009, the Bank entered into a formal regulatory agreement (the “Agreement”) with the FDIC and the Oregon Department of Consumer and Business Services acting through its Division of Finance and Corporate Securities (“DCBS”), the Bank’s principal regulators, primarily as a result of significant operating losses and increasing levels of non-performing assets. The Agreement imposed certain operating requirements on the Bank, many of which have already been implemented by the Bank as discussed in Note 2 of the audited financial statements. The Company entered into a similar agreement with the Federal Reserve Bank of San Francisco and DCBS.

General—Over the past four years, the banking industry has seen an unprecedented number of sweeping changes in federal regulation. The most significant of these changes resulted from the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) in 2010, the American Recovery and Reinvestment Act of 2009 (“ARRA”), and the Emergency Economic Stabilization Act of 2008 (“EESA”). EESA and ARRA were enacted to strengthen our financial markets and promote the flow of credit to businesses and consumers. Dodd-Frank has brought and will continue to bring additional, significant changes to the regulatory landscape affecting banks and bank holding companies.

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

Federal and State Bank Regulation—PremierWest Bank, as a state chartered bank with deposits insured by the Federal Deposit Insurance Corporation (“FDIC”), is subject to the supervision and regulation of the State of Oregon DCBS and the FDIC. These agencies regularly examine all facets of the Bank’s operations and our financial condition, and may prohibit the Company from engaging in what they believe constitute unsafe or unsound banking practices. We are required to seek approval from the FDIC and DCBS to open new branches and engage in mergers and acquisitions, among other things.

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

FDICIA included provisions to reform the federal deposit insurance system, including the implementation of risk-based deposit insurance premiums. FDICIA also permits the FDIC to make special assessments on insured depository institutions in amounts determined by the FDIC to be necessary to give it adequate assessment income to repay amounts borrowed from the U.S. Treasury and other sources or for any other purpose the FDIC deems necessary. Pursuant to FDICIA, the FDIC implemented a transitional risk-based insurance premium system on January 1, 1993. Under this system, banks are assessed insurance premiums according to how much risk they are deemed to present to the DIF. Banks with higher levels of capital and a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or involving a higher degree of supervisory concern. While PremierWest Bank has historically qualified for the lowest premium level, losses incurred over the past four years have reduced the Company’s capital levels and increased supervisory concerns resulting in increased FDIC and state assessments on PremierWest Bank, from $1.1 million in 2008 to $2.7 million in 2012.

From 2008 to 2012, the banking industry, as well as other sectors of the United States economy, realized a number of changes in federal regulation due to the disruption in credit market operations. The most significant of these changes that affected the Company are discussed below.

Temporary Liquidity Guarantee Program (“TLGP”)—On October 13, 2008, the FDIC announced the TLGP to strengthen confidence and encourage liquidity in the banking system. The TLGP consists of two components: a temporary guarantee of newly-issued senior unsecured debt (the Debt Guarantee Program) and a temporary unlimited guarantee of funds in non-interest-bearing transaction and regular checking accounts at FDIC-insured institutions (the Transaction Account Guarantee Program). On December 5, 2008, the Company elected to participate in both the Debt Guarantee Program and Transaction Account Guarantee Program. However, the Company declined the option of issuing certain non-guaranteed senior unsecured debt before issuing the maximum amount of guaranteed debt. The Transaction Account Guarantee Program expired on December 31, 2010, but was extended for a period of two years by Dodd-Frank. The program expired as of December 31, 2012.

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

•

Permanent increase to the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009. A provision that granted unlimited deposit insurance to non-interest bearing transaction accounts through December 31, 2012 was not extended or renewed.

•

Requirement of publicly traded companies to provide stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and by authorizing the SEC to promulgate additional rules that would affect corporate governance and enhance disclosure requirements. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

Many provisions in Dodd-Frank are aimed at financial institutions that are significantly larger than the Company or the Bank. Nonetheless, there are provisions that apply to us. In addition, federal agencies will promulgate rules and regulations to implement and enforce provisions in Dodd-Frank. We will have to apply resources to ensure that we are in compliance with all applicable provisions, which may adversely impact our earnings. The precise nature, extent and timing of many of these reforms and the impact on us is still uncertain.

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

The FDIC is an independent federal agency that insures deposits, up to prescribed statutory limits, of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries. The FDIC insures our client deposits through the DIF up to prescribed limits for each depositor. Pursuant to the EESA, the maximum deposit insurance amount was increased from $100,000 to $250,000 per depositor. The EESA, as amended by the Helping Families Save Their Homes Act of 2009, provides that the basic deposit insurance limit will return to $100,000 after December 31, 2013; however, Dodd-Frank made permanent the $250,000 per depositor insurance limit for qualifying accounts. The amount of FDIC assessments paid by each deposit insurance fund member institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors. Pursuant to the Federal Deposit Insurance Reform Act of 2005, the FDIC is authorized to set the reserve ratio for the deposit insurance fund annually at between 1.15% and 1.50% of estimated insured deposits. Dodd-Frank eliminated the previous requirement to set the reserve ratio within a range of 1.15% to 1.50%, directed the FDIC to set the reserve ratio at a minimum of 1.35% and eliminated the maximum limitation on the reserve ratio. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis.

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

Prompt Corrective Action. The “prompt corrective action” provisions of the Federal Deposit Insurance Act (“FDIA”) create a statutory framework that applies a system of both discretionary and mandatory supervisory actions indexed to the capital level of FDIC-insured depository institutions. These provisions impose progressively more restrictive constraints on operations, management, and capital distributions of the institution as its regulatory capital decreases, or in some cases, based on supervisory information other than the institution’s capital level. This framework and the authority it confers on the federal banking agencies supplements other existing authority vested in such agencies to initiate supervisory actions to address capital deficiencies. Moreover, other provisions of law and regulation employ regulatory capital level designations the same as or similar to those established by the prompt corrective action provisions both in imposing certain restrictions and limitations and in conferring certain economic and other benefits upon institutions. These include restrictions on brokered deposits, limits on exposure to interbank liabilities, determination of risk-based FDIC deposit insurance premium assessments, and action upon regulatory applications.

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

The Sarbanes-Oxley Act (“Sarbanes-Oxley”) of 2002 implemented legislative reforms intended to address corporate and accounting fraud. Sarbanes-Oxley applies to publicly reporting companies including PremierWest Bancorp. The legislation established the Public Company Accounting Oversight Board whose duties include the registering of public accounting firms and the establishment of standards for auditing, quality control, ethics and independence relating to the preparation of public company audit reports by registered accounting firms. Sarbanes-Oxley includes numerous provisions, but in particular, Section 404 requires PremierWest Bancorp’s Management to assess the adequacy and effectiveness of its internal controls over financial reporting. As of December 31, 2012, Management believes the Company is in full compliance with the requirements and provisions of Sarbanes-Oxley.

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

On June 21, 2010, federal banking regulators issued final joint agency guidance on Sound Incentive Compensation Policies. This guidance applies to executive and non-executive incentive compensation plans administered by banks. The guidance says that incentive compensation programs must:

•	Provide employees incentives that appropriately balance risk and reward;

•	Compensation should be commensurate with risk—if two activities produce same profit but one carries more risk, the incentive should be lower for the riskier activity;

•	Plans that provide awards based on company-wide performance are not likely to create unbalanced risk-taking incentives except, perhaps for senior executives;

•	Make sure actual payouts reflect adverse outcomes;

•	Consider deferred payouts, judgmental adjustments and longer performance periods to balance short term results against risks that materialize over time.

•	Be compatible with effective controls and risk—management;

•	The bank should have strong controls for designing, implementing and monitoring incentive plans;

•	Create and maintain documentation to support meaningful audits;

•	Include appropriate personnel, including risk-management personnel in the design process;

•	Risk management and control personnel should have appropriate skills, be sufficiently compensated to attract and retain them and be free of conflicts of interest;

•	Monitor performance of incentive compensation plans and make adjustments.

•	Be supported by strong corporate governance, including active and effective oversight by the board;

•	The board should approve incentive compensation arrangements for senior executives;

•	The board should regularly review the design and function of incentive plans;

•	The board should keep abreast of emerging practices and choose those that fit the company;

•	The board should have sufficient expertise and resources to carry out its oversight function;

•	Incentive compensation arrangements should be disclosed to shareholders.

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

REGULATORY AGREEMENT

In April 2010, the Company stipulated to the issuance of a Consent Order with the FDIC and the DFCS, the Bank’s principal regulators, directing the Bank to take actions intended to strengthen its overall condition, many of which were already or in the process of being implemented by the Bank. In June 2010, the Company entered into a Written Agreement with the Federal Reserve Bank of San Francisco and the DFCS, which routinely accompanies or follows a Consent Order from the FDIC and provides for similar restrictions and requirements at the holding company level. For a more detailed discussion, please reference the Company’s Forms 8-K filed April 8, 2010 and June 4, 2010.

The Consent Order required, among other things, that the Bank:

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

As of the date of this report, the Company has met all of the requirements except the leverage ratio requirement. Prior to completing the Consent Order with the FDIC in April 2010, we completed a common stock offering that raised $33.2 million in gross proceeds, which raised the Bank’s Tier 1 leverage ratio from 5.70% at December 31, 2009, to 8.21% at March 31, 2010. Subsequently the Bank has engaged in balance sheet management activities, including loan and deposit reductions which have further increased its capital ratios as noted above. Similarly, the Company has reduced its assets classified “Substandard” to 44% of Tier 1 capital plus ALLL as of December 31, 2012, compared to 178.4% as of June 30, 2009, in the report of examination. The Company has demonstrated progress and is committed to achieving all the requirements of the Consent Order.

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

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. The proceeds of our 2010 rights offering returned our Bank capital levels to published “Well-Capitalized” levels, including exceeding the 10.0% risk-based capital level. We are, however, subject to a Consent Order that requires higher capital levels, including a 10.0% leverage ratio. Our Bank leverage ratio as of December 31, 2012, was 8.95%.

We may need to raise additional capital to maintain or improve our capital position and currently need to in order to comply with regulatory requirements and to support future growth. In addition, future losses could reduce our capital levels. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. We may be required to seek the consent of the U.S. Treasury to complete a capital raise in which investors seek to have the U.S. Treasury convert its preferred stock into common stock or sell their preferred stock at a discount, which consent could be denied in the sole discretion of the U.S. Treasury. Accordingly, we may not be able to raise additional capital on terms acceptable to us. If we cannot raise additional capital when needed, our financial condition and our ability to support our operations could be materially impaired. We could be required to take other actions to improve capital ratios including reducing asset levels or shifting asset types to assets with lower risk-weightings, which could reduce our ability to generate revenues and adversely affect our financial condition.

We are subject to formal regulatory agreements with the FDIC, DCBS and Federal Reserve.

In light of the challenging operating environment over the past four years, along with our elevated level of non-performing assets, delinquencies and adversely classified assets, we are subject to increased regulatory scrutiny, including a Consent Order with the FDIC and DCBS dated effective April 6, 2010, and a Written Agreement with the Federal Reserve and DCBS dated effective June 4, 2010. The Consent Order requires us to take steps to strengthen the Bank and to refrain from undertaking certain activities. We have limitations on the rates paid by the Bank to attract retail deposits in its local markets. We are required to reduce our levels of non-performing assets within specified time frames, which could result in less than ideal pricing on the sale of assets. We are restricted from paying dividends from the Bank to the Holding Company during the life of the Consent Order, which restricts our ability to issue preferred stock dividends and make junior subordinated debenture interest payments. The added costs of compliance with additional regulatory requirements could have an adverse effect on our financial condition and earnings. Our ability to grow is constrained by the Consent Order and Written Agreement and we will be unable to expand our operations until we achieve material compliance with the regulatory agreements. The requirements and restrictions of the Consent Order and the Written Agreement are judicially enforceable and the failure of the Company or the Bank to comply with such requirements and restrictions may subject the Company and the Bank to additional regulatory restrictions including: the imposition of civil monetary penalties; the issuance of directives to increase capital or enter into a strategic transaction, whether by merger or otherwise, with a third party; the appointment of a conservator or receiver for the Bank; the liquidation or other closure of the Bank and inability of the Company to continue as a going concern; the termination of insurance of deposits; the issuance of removal and prohibition orders against institution-affiliated parties; and the enforcement of such actions through injunctions or restraining orders. Generally, these enforcement actions will be lifted only after subsequent examinations substantiate complete correction of the underlying issues.

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

Our operations are geographically concentrated in southern and central Oregon and northern California and our business is sensitive to regional business conditions. Our financial condition and results of operations are highly dependent on the economic conditions of the markets we serve, where adverse economic developments or regional or local disasters (such as earthquakes, fires, floods or droughts), among other things, could affect the volume of loan originations, increase the level of non-performing assets, increase the rate of foreclosure losses on loans and reduce the value of our loans. Substantially all of our loans are to businesses and individuals in our primary market areas. Our customers are directly and indirectly dependent upon the economies of these areas and upon the timber and tourism industries, which are significant employers and revenue sources in our markets – economic factors that affect these industries will have a disproportionately negative impact on our region and our customers. All geographic regions in which we operate have seen precipitous declines in property values. Since 2009, Oregon has had one of the nation’s highest unemployment rates and major employers have implemented substantial layoffs or scaled back growth plans. The States of Oregon and California continue to face fiscal challenges, the long-term effects of which cannot be predicted. A further deterioration in the economic and business conditions or a prolonged delay in economic recovery in our primary market areas could result in the following consequences that could materially and adversely affect our business: increased loan delinquencies; increased problem assets and foreclosures; reduced demand for our products and services; reduction in cash balances of consumers and businesses resulting in declines in deposits; reduced property values that diminish the value of assets and collateral associated with our loans; and a decrease in capital resulting from charge-offs and losses.

We have taken actions, and may take additional actions, to help us improve our regulatory capital ratios, including reducing expense, assets and liabilities.

During the second quarter of 2012, we consolidated nine branches into existing nearby branches and sold two branches. These branches represented less than 10% of the total bank-wide deposits. Branch consolidation is projected to result in expense savings of approximately $1.9 million annually. The branch closures are part of our plans to reduce assets and liabilities and to reduce expenses, improve efficiency and positively impact the value of the Company. We expect to further evaluate our options for reducing expenses and assets and liabilities which could include branch or asset sales. The disposition of our assets and liabilities could hurt our long-term profitability. While branch closures, if completed, will likely reduce our assets and liabilities and increase our Bank capital ratios, we expect that our net income in the future could be reduced as a result of the loss of income generated by these branches. When we close or consolidate a branch, customers at those branches may transition their business to our competitors. We also face the risks of higher than expected consolidation expenses and the inability to realize projected savings levels.

As of December 31, 2012, approximately 76% of our gross loan portfolio was secured by real estate, the majority of which is commercial real estate and continued market deterioration could lead to losses.

Declining real estate values have caused elevated levels of charge-offs and significant provisions for loan losses since 2008. The market value of real estate can fluctuate significantly in a short period of time as a result of local market conditions. Adverse changes affecting real estate values and the liquidity of real estate in our markets could increase the credit risk associated with our loan portfolio, and could result in losses that would adversely affect our profitability. Adverse changes in the economy affecting real estate values and liquidity in our markets could significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses. Collateral may have to be sold for less than the outstanding balance of the loan, which could result in losses on the loan. Declines in real estate market values, increases in commercial and consumer delinquency levels or losses may precipitate increased charge-offs and a further increase in our loan loss provisions, which could have a material adverse effect on our business, financial condition and results of operations.

In the fourth quarter of 2014, the current deferral period for interest payments on junior subordinated debentures will expire.

We are permitted to defer quarterly interest payments for up to 20 consecutive quarters on all $30.9 of our junior subordinated debentures that we issued in connection with our trust preferred securities. We elected to defer such payments in 2009 and in the fourth quarter of 2014, our current deferral period will expire unless we have paid all accrued but unpaid interest and the then current interest payment. We will be unable to make such payment and bring the debentures current unless the Bank is permitted to pay dividends to the Company, which depends on a number of factors including federal and state regulatory restrictions on dividends, our return to consistent profitability and our ability to raise capital and come into compliance with the Consent Order and Written Agreement. Under the Written Agreement with the Oregon Department of Consumer and Business Services, Division of Finance and Corporate Securities and the Federal Reserve, we must request regulatory approval prior to making payments on our trust preferred securities.

Proposed rules could require increased capital and disqualify trust preferred securities as Tier 1 Capital.

In June 2012, federal banking regulators jointly proposed rules that would update the agencies’ general risk based and leverage capital requirements to incorporate “Basel III” capital requirements and implement section 171 of the Dodd Frank Act. The proposed rules would be phased in over the next 10 years, beginning January 1, 2013. Among other things, the proposed rules would require that we maintain a common equity Tier 1 capital ratio of 4.5%, a Tier 1 capital ratio of 6%, a total capital ratio of 8% and a leverage ratio of 4%. In addition, we would have to maintain an additional capital conservation buffer of 2.5% of total risk weighted assets or be subject to limitations on dividends and other capital distributions, as well as limiting discretionary bonus payments to executive officers. Under the proposed rules, trust preferred securities/junior subordinated debentures would be phased out of Tier 1 capital at a rate of 10% per year over a 10 year period. These securities currently constitute approximately 25.4% of our Tier 1 capital. These proposals may require us to raise more common capital or other capital that qualifies as Tier 1 capital. The application of more stringent capital requirements could, among other things, result in lower returns on invested capital and result in regulatory actions if we were to be unable to comply with such requirements. There is no assurance that the Basel III-related proposals will be adopted in their current form, what changes may be made prior to adoption, or when the final rules will become effective.

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

We reported a net loss applicable to shareholders of $13.9 million for the year ended December 31, 2012. Losses resulted primarily from expenses related to the disposition of nonperforming assets, an adjustment to a liability for post-retirement health insurance benefits and a reduction in interest income. We can provide no assurance that we will not have continuing losses in our operations due in large part to the continued elevated levels of nonperforming assets and increasing pressure on our net interest margin.

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

Under the terms of our agreements with the U.S. Treasury in connection with the sale of our Series B Preferred Stock, we are unable to declare dividend payments on common, junior preferred or pari passu preferred shares if we are in arrears on the dividends on the Series B Preferred Stock. We suspended further dividend payments on the Series B Preferred Stock in the fourth quarter of 2009 in order to conserve capital. If dividends on the Series B Preferred Stock are not paid in full for six dividend periods, whether or not consecutive, the holders of the Series B Preferred Stock will have the right to elect two directors. Such right to elect directors will end when full dividends have been paid for four consecutive dividend periods. The U.S. Treasury elected Bruce Currier and Mary Carryer to our board of directors in 2012 and 2011, respectively. We also announced in the fourth quarter of 2009 that we would defer, as permitted under the terms of indentures, interest payments on junior subordinated debentures issued in connection with trust preferred securities. We are permitted to defer such interest payments for up to 20 consecutive quarters, but during a deferral period we are prohibited from making dividend payments on our capital stock.

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

The Company has the ability to borrow from FHLB of Seattle to provide a source of wholesale funding for immediate liquidity and borrowing needs. Changes or disruptions to the FHLB of Seattle or the FHLB system in general, may materially impair the Company’s ability to meet its growth plans or to meet short and long term liquidity demands. In October 2010, the FHLB of Seattle entered into the Consent Arrangement with the Federal Housing Finance Agency (“Finance Agency”) that requires the FHLB of Seattle to meet various standards including a minimum retained earnings requirement. The Bank holds an investment in Federal Home Loan Bank of Seattle (FHLB) stock as a restricted equity security carried at par value. As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding FHLB advances. In November 2009, the Seattle FHLB reported it was classified as “undercapitalized” under the Prompt Corrective Action Rule by the Federal Housing Finance Agency (the FHFA), its primary regulator. In 2012, the Seattle FHLB reported it was now considered “adequately capitalized” by the FHFA; however, the Seattle FHLB is unable to redeem stock or pay a dividend without FHFA approval under the terms of the October 2010 Consent Order.

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

As of December 31, 2012, the Company conducted business through 40 offices including the operations of PremierWest Bank, PremierWest Bank’s mortgage division, and also PremierWest Bank’s subsidiary—PremierWest Investment Services, Inc. The 40 offices included 32 full service bank branches and 8 other office locations.

PremierWest Bank’s 32 full service branch facilities are located in Oregon and California and more specifically broken down as follows: 17 branches are located in Jackson (8), Josephine (2), Deschutes (2), Douglas (4) and Klamath (1) counties of Oregon and 15 branches located in Siskiyou (3), Shasta (2), Butte (1), Tehama (2), Yolo (2), Nevada (1), Placer (1) and Sacramento (3) counties of California. Of the 32 branch locations, 24 are owned by PremierWest Bank, 6 are leased, and two locations involve long-term land leases where the Bank owns the building.

The Company’s eight other locations house administrative and subsidiary operations. These facilities include two locations in Medford, Oregon, one campus location with two owned buildings housing the Company’s administrative head office, operations and data processing facilities, and a second Medford location with two owned buildings housing loan operations and credit administration; two owned administrative facilities—one in Redding, California housing regional administration, and one in Red Bluff, California housing PremierWest Bank administrative functions. The Company also leases a storage warehouse in Medford, Oregon.

In addition, to the above, various employees of PremierWest Investment Services, Inc., and the Bank’s mortgage division are housed within PremierWest Bank full service branch offices.

The annual rent expense on leased properties was $775,000, $1.0 million, and $1.2 million, in 2012, 2011, and 2010, respectively.

During 2012, the Company consolidated nine of its branches into existing nearby branches. Five of the branches consolidated were located in Oregon, and the other four branches were located in California. The decision to consolidate these branches and the projected reduction in expenses followed an extensive branch network analysis with a focus on reducing expense, improving efficiency, and positively impacting the overall value of the Company. These branches represented less than 10% of the total bank-wide deposits. Also during 2012, the Company sold two of its branches to another financial institution.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, in the normal course of business, PremierWest is party to various legal actions. Management is unaware of any existing legal actions against the Company or its subsidiaries that would have a materially adverse impact on our business, financial condition or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PremierWest common stock is quoted on the NASDAQ Capital Market (“NASDAQ”) under the symbol “PRWT”. The common stock is registered under the Securities Exchange Act of 1934. The table below sets forth the high and low sales prices of PremierWest common stock as reported on NASDAQ for the periods indicated. No stock dividend was paid in 2012 or 2011. Bid quotations reflect inter-dealer prices, without adjustment for mark-ups, mark-downs, or commissions and may not necessarily represent actual transactions. On March 8, 2013, the Company had 10,034,741 shares of common stock issued and outstanding, which were held by approximately 786 shareholders of record, a number which does not include approximately 4,000 beneficial owners who hold shares in “street name.” As of March 8, 2013, the most recent date prior to the date of this report, the closing price of the common stock was $1.63 per share.

	2012			2011			2010
	Closing Market Price		Cash Dividends Declared	Closing Market Price		Cash Dividends Declared	Closing Market Price		Cash Dividends Declared
	High	Low		High	Low		High	Low
1st Quarter	$1.94	$0.82	$—	$4.30	$2.19	$—	$16.30	$4.50	$—
2nd Quarter	$1.88	$1.35	$—	$2.43	$1.29	$—	$13.80	$3.90	$—
3rd Quarter	$1.55	$1.28	$—	$1.88	$0.91	$—	$5.60	$3.40	$—
4th Quarter	$1.65	$1.27	$—	$1.10	$0.80	$—	$5.50	$3.10	$—

The timing and amount of any future dividends PremierWest might pay will be determined by its Board of Directors and will depend on earnings, cash requirements and the financial condition of PremierWest and its subsidiaries, applicable government regulations and other factors deemed relevant by the Board of Directors. Beginning in the second quarter of 2009, the Company announced cessation of dividends. See Item 1—Dividends. For a discussion of restrictions on dividend payments, please refer to Part I, Item 1A Risk Factors in this Form 10-K and Part I, Item 1, Business—Supervision and Regulation.

Cash paid for fractional shares in connection with the 1-for-10 reverse stock split was approximately $1,000 during the year ended December 31, 2011. There were no repurchases of common stock by the Company during 2012.

Stock Performance Graph

The following graph, which is furnished not filed, shows the cumulative total return for our common stock compared to the cumulative total returns for the SNL NASDAQ Bank index and the NASDAQ Composite index. All values were gathered by SNL Financial LLC from sources deemed to be reliable. The comparison assumes that $100 was invested on December 31, 2006 in PremierWest Bancorp common stock and in each of the comparative indexes. The cumulative total return on each investment is as of December 31 for each of the subsequent five years and assumes the reinvestment of all cash dividends and the retention of all stock dividends. PremierWest Bancorp’s five-year cumulative total return was- 98.48% compared to -20.36% and 20.42% for the SNL NASDAQ Bank and NASDAQ Composite indexes, respectively.

	Period Ending
Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
PremierWest Bancorp	100.00	60.10	13.43	3.21	0.76	1.52
NASDAQ Bank	100.00	78.46	65.67	74.97	67.10	79.64
NASDAQ Composite	100.00	60.02	87.24	103.08	102.26	120.42

ITEM 6.	SELECTED FINANCIAL DATA

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

Consolidated Five-Year Financial Data

(Dollars in thousands except per share data)	Years Ended December 31,
	2012	2011	2010	2009	2008
Operating Results
Total interest and dividend income	$49,803	$59,475	$69,041	$77,964	$88,936
Total interest expense	6,098	9,558	13,074	19,968	28,573

Net interest income	43,705	49,917	55,967	57,996	60,363
Provision for loan losses	4,775	14,350	10,050	88,031	36,500
Non-interest income	13,144	10,838	11,238	11,003	10,234
Non-interest expense	63,413	61,386	61,980	129,722	47,129

Loss before provision for income taxes	(11,339)	(14,981)	(4,825)	(148,754)	(13,032)
Provision (benefit) for income taxes	68	70	134	(2,282)	(5,493)

Net loss	(11,407)	(15,051)	(4,959)	(146,472)	(7,539)
Preferred stock dividends and discount accretion	2,528	2,565	2,533	2,171	275

Net loss available to common shareholders	$(13,935)	$(17,616)	$(7,492)	$(148,643)	$(7,814)

Per Share Data (1)
Basic loss per common share (1)	$(1.39)	$(1.76)	$(0.90)	$(60.07)	$(3.36)
Diluted loss per common share (1)	$(1.39)	$(1.76)	$(0.90)	$(60.07)	$(3.36)
Dividends declared per common share (1)	$—	$—	$—	$0.10	$1.80
Ratio of dividends declared to net income (loss)	0.00%	0.00%	0.00%	-0.16%	-53.48%

Financial Ratios
Return on average common equity	-33.47%	-34.33%	-13.69%	-93.07%	-4.41%
Return on average assets	-1.17%	-1.31%	-0.51%	-9.29%	-0.54%
Efficiency ratio (2)	111.55%	101.04%	92.23%	188.01%	66.76%
Net interest margin (3)	4.08%	4.05%	4.08%	4.10%	4.68%

Balance Sheet Data at Year End
Gross loans	$647,527	$797,878	$978,546	$1,149,027	$1,247,988
Allowance for loan losses	$18,560	$22,683	$35,582	$45,903	$17,157
Allowance as percentage of gross loans	2.87%	2.84%	3.64%	3.99%	1.37%
Total assets	$1,139,967	$1,266,047	$1,411,220	$1,536,314	$1,475,954
Total deposits	$1,006,184	$1,127,749	$1,266,249	$1,420,762	$1,211,269
Total equity	$73,361	$84,365	$97,008	$71,535	$176,984

Notes:

(1)	Per share data have been restated for subsequent stock dividends and for 1-for-10 reverse stock split effective February 10, 2011.
(2)	Efficiency ratio is calculated by dividing non-interest expense by the sum of net interest income plus non-interest income.
(3)	Tax adjusted at 40.0% for 2012, 2011, 2010 and 2009, and 34.00% for 2008.

Consolidated Quarterly Financial Data

The following tables set forth the Company’s unaudited consolidated financial data regarding operations for each quarter of 2012 and 2011. This information, in the opinion of Management, includes all adjustments necessary, consisting only of normal and recurring adjustments, to state fairly the information set forth therein. Certain amounts previously reported have been reclassified to conform to the current presentation. These reclassifications had no net impact on the results of operations.

	2012
(Dollars in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
STATEMENT OF OPERATIONS DATA
Total interest and dividend income	$13,118	$13,177	$12,110	$11,398
Total interest expense	1,744	1,543	1,486	1,325

Net interest income	11,374	11,634	10,624	10,073
Provision for loan losses	3,500	1,275	—	—

Net interest income after provision for loan losses	7,874	10,359	10,624	10,073
Non-interest income	4,483	2,594	3,350	2,717
Non-interest expense	16,536	14,247	13,215	19,415

Income (loss) before income taxes	(4,179)	(1,294)	759	(6,625)
Provision for income taxes	10	37	11	10

Net income (loss)	(4,189)	(1,331)	748	(6,635)
Preferred stock dividends and discount accretion	628	634	634	632

Net income (loss) available to common shareholders	$(4,817)	$(1,965)	$114	$(7,267)

Basic loss per common share	$(0.48)	$(0.20)	$0.01	$(0.72)

Diluted loss per common share	$(0.48)	$(0.20)	$0.01	$(0.72)

	2011
(Dollars in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
STATEMENT OF OPERATIONS DATA
Total interest and dividend income	$15,032	$15,697	$15,036	$13,710
Total interest expense	2,831	2,571	2,187	1,969

Net interest income	12,201	13,126	12,849	11,741
Provision for loan losses	6,300	—	5,050	3,000

Net interest income after provision for loan losses	5,901	13,126	7,799	8,741
Non-interest income	3,101	2,693	2,667	2,377
Non-interest expense	15,740	17,872	13,298	14,476

Income (loss) before income taxes	(6,738)	(2,053)	(2,832)	(3,358)
Provision for income taxes	16	5	23	26

Net loss	(6,754)	(2,058)	(2,855)	(3,384)
Preferred stock dividends and discount accretion	656	613	614	682

Net loss available to common shareholders	$(7,410)	$(2,671)	$(3,469)	$(4,066)

Basic loss per common share	$(0.74)	$(0.27)	$(0.35)	$(0.41)

Diluted loss per common share	$(0.74)	$(0.27)	$(0.35)	$(0.41)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have identified our accounting policies related to our calculation of the allowance for credit losses, valuation of other real estate owned (“OREO”), impaired loans, and estimates relating to income taxes, supplemental executive retirement plans and post-retirement benefit obligations, and core deposit intangibles, as policies that are most critical to an understanding of our financial condition and operating results. Application of these policies and calculation of these amounts involve difficult, subjective, and complex judgments, and often involve estimates about matters that are inherently uncertain. These policies are discussed in greater detail below, as well as in Note 1 “Summary of Significant Accounting Policies” to the Company’s audited consolidated financial statements included under the section “Financial Statements and Supplementary Data” Item 8 of this report.

Allowance for Credit Losses.    The allowance for loan losses is established to absorb known and inherent losses attributable to loans outstanding. The adequacy of the allowance is monitored on an ongoing basis and is based on Management’s evaluation of numerous factors. These factors include the quality of the current loan portfolio, the trend in the loan portfolio’s risk ratings, current economic conditions, loan concentrations, loan growth rates, past-due and nonperforming trends, evaluation of specific loss estimates for all significant problem loans, historical charge-off and recovery experience and other pertinent information. As of December 31, 2012, approximately 76% of PremierWest’s gross loan portfolio is secured by real estate. Accordingly, a significant decline in real estate values from current levels in Oregon and California could cause Management to increase the allowance for loan losses and/or experience greater loan charge-offs.

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

Impaired loans.    Impaired loans have weaknesses which make collection or liquidation in full, on the basis of currently ascertainable facts, conditions and values, highly questionable or improbable. Loans in this category are carried on nonaccrual status.

Income Taxes.    The Company establishes a deferred tax valuation allowance to reduce the net carrying amount of deferred tax assets if it is determined to be more likely than not that all or some of the deferred tax asset will not be realized. At December 31, 2012, the Company continued to conclude it was more likely than not that the deferred tax asset would not be realized, and the valuation allowance reduced the deferred tax asset to zero. The determination of our ability to fully utilize our deferred tax assets requires significant judgment, the use of estimates and the interpretation of complex tax laws. As such, we have written them down to the net realizable value. Prospectively, as the Company continues to evaluate available evidence, including the depth of the current economic downturn and its implications on its operating results, it is possible that the Company may deem some or all of its deferred income tax assets to be realizable.

Supplemental Executive Retirement Plans and Post-Retirement Benefit Obligations.    The Company maintains a supplemental executive retirement plan (“SERP”) to provide retirement benefits to certain highly-compensated executives and provides post-retirement health insurance benefits (“PRBO”) for certain current and former directors and officers. Both the SERP and the PRBO are estimated using the actuarial present value of benefits expected to be paid during the retirement period.

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

Fair Value.    Valuation methods for financial instruments require considerable judgment and the resulting estimates of fair value can be significantly affected by the assumptions made and method used. The Company bases fair value on the assumptions market participants would use when pricing the asset or liability.

OVERVIEW

For the year ended December 31, 2012:

•

Net loss applicable to common shareholders of $13.9 million, after $4.8 million in loan loss provision, net OREO and foreclosed asset expenses of $9.2 million and a charge of $2.8 million to recognize an updated estimate of a liability associated with post-retirement health insurance benefits. This compares to a net loss applicable to common shareholders of $17.6 million for the year ended 2011, with a $14.4 million loan loss provision and net OREO and foreclosed asset expenses of $8.6 million;

•	Net interest margin of 4.08%, an increase of 3 basis points from 4.05% for the year ended 2011;

•	Average rate paid on total deposits and borrowings of 0.56%, a 22 basis point decline from 0.78% for the year ended 2011;

•	Net loan charge-offs of $8.9 million, compared to $27.2 million for the year ended 2011;

•	Allowance for loan losses of $18.6 million, or 2.87% of gross loans, compared to $22.7 million, or 2.84%, at December 31, 2011;

•

Non-performing loans of $22.7 million, or 3.50% of gross loans, compared to $76.2 million, or 9.56% of gross loans, at December 31, 2011, representing a $53.6 million, or 70%, reduction when comparing the two periods;

•	OREO of $25.4 million, up from $22.8 million at December 31, 2011.

Management continued to execute strategies that have resulted in further strengthening of the Company, including:

•	Reducing adversely classified loans by $82.3 million, or 52%, to $77.5 million at December 31, 2012, from $159.8 million at December 31, 2011;

•	Reducing non-performing assets by $51.1 million, or 52%, to $48.0 million at December 31, 2012, from $99.1 million at December 31, 2011;

•	Strengthening the Bank’s total risk-based and leverage capital ratios to 14.06% and 8.95%, respectively, as compared to 13.03% and 8.72% at December 31, 2011;

•	Improving non-interest bearing demand deposits as a percentage of total deposits to 28% at December 31, 2012, up from 25% at December 31, 2011.

DISCUSSION AND ANALYSIS

The following discussion should be read in conjunction with PremierWest’s audited consolidated financial statements and the notes thereto as of December 31, 2012 and 2011 and for each of the three years in the periods ended December 31, 2012, 2011, and 2010, that are included in this report.

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

FINANCIAL HIGHLIGHTS

Net Loss Applicable to Common Shareholders.    Net loss applicable to common shareholders for the twelve months ended December 31, 2012 was $13.9 million. This compares to a net loss applicable to common shareholders of $17.6 million for the twelve months ended December 31, 2011. Loss per basic and diluted share for the twelve months ended December 31, 2012, was $1.39 as compared to a loss per basic and diluted share of $1.76 for the twelve months ended December 31, 2011. For additional detail regarding calculation of our earnings per diluted share in the current quarter and year to date, see Note 19 “Basic and Diluted Loss Per Common Share” of this report.

	Years Ended December 31,
(Dollars in thousands)	2012	2011	2010	2009	2008
Net income (loss) available to common shareholders	$(13,935)	$(17,616)	$(7,492)	$(148,643)	$(7,814)
Average assets	$1,192,112	$1,341,192	$1,470,807	$1,600,572	$1,456,722
RETURN ON AVERAGE ASSETS	-1.17%	-1.31%	-0.51%	-9.29%	-0.54%

Net income (loss) available to common shareholders	$(13,935)	$(17,616)	$(7,492)	$(148,643)	$(7,814)
Average common equity	$41,632	$51,317	$54,725	$159,717	$177,254
RETURN ON AVERAGE EQUITY AVAILABLE TO COMMON SHAREHOLDERS	-33.47%	-34.33%	-13.69%	-93.07%	-4.41%

Cash dividends declared	$—	$—	$—	$236	$4,032
Net income (loss)	$(11,407)	$(15,051)	$(4,959)	$(146,472)	$(7,539)
PAYOUT RATIO	0.00%	0.00%	0.00%	-0.16%	-53.48%

Average stockholders’ equity	$82,266	$91,464	$94,486	$194,475	$186,032
Average assets	$1,192,112	$1,341,192	$1,470,807	$1,600,572	$1,456,722
AVERAGE EQUITY TO ASSETS RATIO	6.90%	6.82%	6.42%	12.15%	12.77%

RESULTS OF OPERATIONS

Average Balances, Interest Rates and Yields

Net Interest Income and Net Interest Margin.    Net interest income for the twelve months ended December 31, 2012 declined from the twelve months ended December 31, 2011. This is primarily due to a decline in average interest earning assets during these periods as a result of the Company’s deleveraging strategy. Correspondingly, average interest bearing liabilities decreased during these same periods. As a result, interest expense continued to decline due to the reduction in the balances of, and rates paid on, certificates of deposit. Changes in the balance sheet mix also contributed to declines in net interest income during these periods. Loan balances have declined through payoffs and charge-offs. Investment securities have grown as a proportion of the balance sheet with loan demand continuing to be soft due to continued weakness in the economy. As such, investment securities, which typically generate a lower yield than loans, comprise a higher percentage of the Bank’s earning assets.

For the twelve months ended December 31, 2012, net interest margin increased over the same period in 2011. This was primarily due to the collection of approximately $500,000 in loan interest from the sale of a note and placement back on accrual of loans in non-accrual status in second quarter 2012. This additional interest income resulted in a 5 basis point increase in net interest margin for the twelve months ended December 31, 2012, as compared to same period in 2011. This is despite a decline in higher yielding loan balances and the impact of falling interest rates on investment securities purchased during 2012. The decline in investment yields was due primarily to an increase in premium amortization on collateralized mortgage obligations as a result of an acceleration of prepayment speeds that resulted from a drop in interest rates to historically low levels during the period. The margin was also positively impacted by the falling costs of interest-bearing liabilities caused by the Company’s on-going efforts to reduce higher-cost certificates of deposits as a source of funding.

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

	For the Year Ended
	December 31, 2012			December 31, 2011			December 31, 2010
(Dollars in Thousands)	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates	Average Balance	Interest Income or Expense	Average Yields or Rates
ASSETS:
Interest earning balances due from banks	$41,412	$100	0.24%	$69,896	$183	0.26%	$88,514	$269	0.30%
Federal funds sold	3,144	7	0.22%	3,172	7	0.22%	23,148	45	0.19%
Investments—taxable	314,092	6,468	2.06%	268,292	6,046	2.25%	179,839	4,808	2.67%
Investments—nontaxable	820	54	6.59%	2,567	144	5.61%	1,771	197	11.12%
Investments—equity securities	3,143	49	1.56%	3,372	4	0.12%	3,578	131	3.66%
Gross loans (1)	712,704	43,234	6.07%	891,846	53,293	5.98%	1,083,574	63,882	5.90%
Mortgages held for sale	1,168	70	5.99%	692	34	4.91%	615	27	4.39%

Total interest earning assets	1,076,483	49,982	4.64%	1,239,837	59,711	4.82%	1,381,039	69,359	5.02%
Allowance for loan losses	(20,342)			(30,516)			(44,966)
Other assets	135,971			131,871			134,734

Total assets	$1,192,112			$1,341,192			$1,470,807

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing deposits	401,865	396	0.10%	440,257	908	0.21%	487,182	2,372	0.49%
Time deposits	372,227	4,921	1.32%	487,905	8,020	1.64%	590,701	9,599	1.63%
Short-term borrowings	5,048	15	0.30%	3,762	15	0.40%	25	2	8.00%
Long-term borrowings	30,928	766	2.48%	30,928	615	1.99%	30,928	1,101	3.56%

Total interest bearing liabilities	810,068	6,098	0.75%	962,852	9,558	0.99%	1,108,836	13,074	1.18%
Non-interest-bearing deposits	279,591			268,656			251,670
Other liabilities	20,187			18,220			15,815
Equity	82,266			91,464			94,486

Total liabilities and shareholders’ equity	$1,192,112			$1,341,192			$1,470,807

Net interest income (3)		$43,884			$50,153			$56,285

Net interest spread			3.89%			3.83%			3.84%
Average yield on earning assets (2) (3)			4.64%			4.82%			5.02%
Interest expense to earning assets			0.57%			0.77%			0.95%
Net interest margin (2) (3)			4.08%			4.05%			4.08%
Reconciliation of Non-GAAP measure:
Tax Equivalent Net Interest Income
Net interest income		$43,705			$49,917			$55,967
Tax equivalent adjustment for municipal loan interest		157			178			187
Tax equivalent adjustment for municipal bond interest		22			58			131

Tax equivalent net interest income		$43,884			$50,153			$56,285

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

(1)	Non-performing loans of approximately $22.7 million at 12/31/2012, $76.2 million at 12/31/2011, and $129.5 million at 12/31/2010 are included in the average loan balances.
(2)	Loan interest income includes loan fee income of $226,000, $324,000, $263,000 for the years ended 12/31/2012, 12/31/2011 and 12/31/2010, respectively.
(3)	Tax-exempt income has been adjusted to a tax equivalent basis at a 40% effective rate. The amount of such adjustment was an increase to recorded pre-tax income of $179,000, $236,000, and $318,000 for the years ended 12/31/2012, 12/31/2011, and 12/31/2010, respectively.

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

The following table shows the period to period changes in net interest income due to rate or volume. The continued reduction in higher-cost time deposits has resulted in a decline in interest expense, from both a reduction in volume and rates paid on these deposits. In addition, rates paid on other interest-bearing deposits have declined in the current period as compared to rates paid in the prior year. Deleveraging on the asset side of the balance sheet has been accomplished through the reduction of loan balances. This has resulted in a decrease in loan interest income primarily due to a decline in loan volume, rather than any changes in yields. This is despite collection of interest from the sale of and placement back on accrual of loans in non-accrual status, as previously mentioned. An increase in premium amortization contributed to a decrease in investment securities interest income in 2012, as noted above. However this was more than offset by the contribution from increased volume of investment securities, as compared to the previous year.

	For the Year Ended December 31, 2012 vs. December 31, 2011 Increase (Decrease) Due To			For the Year Ended December 31, 2011 vs. December 31, 2010 Increase (Decrease) Due To
			Net			Net
(Dollars in Thousands)	Volume	Rate	Change	Volume	Rate	Change
ASSETS:
Interest earning balances due from banks	$(74)	(9)	$(83)	$(56)	(30)	$(86)
Federal funds sold	—	—	—	(38)	—	(38)
Investments—taxable	1,031	(609)	422	2,362	(1,124)	1,238
Investments—nontaxable	(98)	8	(90)	89	(142)	(53)
Investments—equity securities	—	45	45	(8)	(119)	(127)
Gross loans	(10,713)	654	(10,059)	(11,312)	723	(10,589)
Mortgages held for sale	23	13	36	3	4	7

Total interest earning assets	(9,831)	102	(9,729)	(8,960)	(688)	(9,648)

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing deposits	(81)	(431)	(512)	(230)	(1,234)	(1,464)
Time deposits	(1,897)	(1,202)	(3,099)	(1,676)	97	(1,579)
Short-term borrowings	5	(5)	—	299	(286)	13
Long-term borrowings	—	151	151	—	(486)	(486)

Total interest bearing liabilities	(1,973)	(1,487)	(3,460)	(1,607)	(1,909)	(3,516)

Net increase (decrease) in net interest income	$(7,858)	$1,589	$(6,269)	$(7,353)	$1,221	$(6,132)

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

SUMMARY AVERAGE BALANCE SHEETS

(Dollars in Thousands)
Averages for the Year Ended	December 31, 2012	December 31, 2011	$ Change	% Change
Assets:
Cash and due from banks	$30,725	$28,672	$2,053	7%
Interest-bearing due from banks	41,412	69,896	(28,484)	-41%
Federal funds sold	3,144	3,172	(28)	-1%
Investment securities	318,055	274,231	43,824	16%
Loans, net of deferred loan fees	712,366	890,208	(177,842)	-20%
Allowance for loan losses	(20,342)	(30,516)	10,174	-33%

Net loans	692,024	859,692	(167,668)	-20%
Other assets	106,752	105,529	1,223	1%

Total assets	$1,192,112	$1,341,192	$(149,080)	-11%

Liabilities:
Total deposits	$1,053,683	$1,196,818	$(143,135)	-12%
Borrowings	35,976	34,690	1,286	4%
Other liabilities	20,187	18,220	1,967	11%

Total liabilities	1,109,846	1,249,728	(139,882)	-11%

Equity:
Preferred equity	40,634	40,147	487	1%
Common equity	41,632	51,317	(9,685)	-19%

Total equity	82,266	91,464	(9,198)	-10%

Total liabilities and stockholders’ equity	$1,192,112	$1,341,192	$(149,080)	-11%

AVERAGE INTEREST EARNING ASSETS

(Dollars in Thousands)
Averages for the Year Ended	December 31, 2012	% of Total	December 31, 2011	% of Total	$ Change	% Change
Interest-bearing deposits	$39,912	4%	$68,396	6%	$(28,484)	-42%
Interest-bearing certificate of deposits	1,500	0%	1,500	0%	—	0%
Fed funds sold	3,144	0%	3,172	0%	(28)	-1%
Investments	318,055	30%	274,231	22%	43,824	16%
Gross loans	712,704	66%	891,846	72%	(179,142)	-20%
Loans held for sale	1,168	0%	692	0%	476	69%

Total average interest-earning assets	$1,076,483	100%	$1,239,837	100%	$(163,354)	-13%

STATEMENT OF OPERATIONS OVERVIEW

(Dollars in Thousands, Except for Loss per Share Data)	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011	$ Change	% Change
Interest and dividend income	$49,803	$59,475	$(9,672)	-16%
Interest expense	6,098	9,558	(3,460)	-36%

Net interest income	43,705	49,917	(6,212)	-12%
Loan loss provision	4,775	14,350	(9,575)	-67%
Non-interest income	13,144	10,838	2,306	21%
Non-interest expense	63,413	61,386	2,027	3%

LOSS BEFORE PROVISION FOR INCOME TAXES	(11,339)	(14,981)	3,642	24%
PROVISION FOR INCOME TAXES	68	70	(2)	-3%

NET LOSS	(11,407)	(15,051)	3,644	24%
PREFERRED STOCK DIVIDENDS AND DISCOUNT ACCRETION	2,528	2,565	(37)	-1%

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(13,935)	$(17,616)	$3,681	21%

LOSS PER COMMON SHARE:
BASIC (1)	$(1.39)	$(1.76)	$0.37	21%

DILUTED (1)	$(1.39)	$(1.76)	$0.37	21%

Average common shares outstanding—basic (1)	10,034,741	10,035,241	(500)	0%
Average common shares outstanding—diluted (1)	10,034,741	10,035,241	(500)	0%

(1)	As of December 31, 2012 and December 31, 2011, 109,039 common shares related to the potential exercise of the warrant issued to the U.S. Treasury pursuant to the Troubled Asset Relief Program (TARP) Capital Purchase Program were not included in the computation of diluted earnings per share as their inclusion would have been anti-dilutive.

FINANCIAL PERFORMANCE OVERVIEW

For The Year Ended	December 31, 2012	December 31, 2011	Change
Selective quarterly performance ratios
Return on average assets, annualized	-1.17%	-1.31%	0.14
Return on average common equity, annualized	-33.47%	-34.33%	0.86
Efficiency ratio (1)	111.55%	101.04%	10.51

Share and per share information
Average common shares outstanding—basic	10,034,741	10,035,241	(500)
Average common shares outstanding—diluted	10,034,741	10,035,241	(500)
Basic loss per common share	$(1.39)	$(1.76)	$0.37
Diluted loss per common share	$(1.39)	$(1.76)	$0.37
Book value per common share (2)	$3.24	$4.38	$(1.14)
Tangible book value per common share (3)	$3.10	$4.18	$(1.08)

(1)	Non-interest expense divided by net interest income plus non-interest income.
(2)	Book value is calculated as the total common equity (less preferred stock and the discount on preferred stock) divided by the period ending number of common shares outstanding.
(3)	Tangible book value is calculated as the total common equity (less preferred stock and the discount on preferred stock) less core deposit intangibles divided by the period ending number of common shares outstanding.

(Annualized, tax-equivalent basis)
For The Year Ended	December 31, 2012	December 31, 2011	Change
Selective quarterly performance ratios
Yield on average gross loans (1)	6.07%	5.98%	0.09
Yield on average investment securities (1)(2)	1.84%	1.84%	—
Cost of average interest bearing deposits	0.69%	0.96%	(0.27)
Cost of average borrowings	2.17%	1.81%	0.36
Cost of average total deposits and borrowings	0.56%	0.78%	(0.22)
Yield on average interest-earning assets (1)	4.64%	4.82%	(0.18)
Cost of average interest-bearing liabilities	0.75%	0.99%	(0.24)
Net interest spread	3.89%	3.83%	0.06
Net interest margin (1)	4.08%	4.05%	0.03

(1)	Tax-exempt income has been adjusted to a tax equivalent basis at a 40% rate.
(2)	Includes interest-bearing cash equivalents.

The following table provides the reconciliation of net loss applicable to common shareholder to pre-tax, pre-credit cost operating income (non-GAAP) for the periods presented:

Reconciliation of Non-GAAP Measure:

Tax Equivalent Net Income (Loss) Applicable to Common Shareholders

(Dollars in Thousands)
For the Year ended	December 31, 2012	December 31, 2011	$ Change	% Change
Net interest income	$43,705	$49,917	$(6,212)	-12%
Tax equivalent adjustment for municipal loan interest	157	178	(21)	-12%
Tax equivalent adjustment for municipal bond interest	22	58	(36)	-62%

Tax equivalent net interest income	43,884	50,153	(6,269)	-12%
Provision for loan losses	4,775	14,350	(9,575)	-67%
Non-interest income	13,144	10,838	2,306	21%
Non-interest expense	63,413	61,386	2,027	3%
Provision for income taxes	68	70	(2)	-3%

Tax equivalent net loss	(11,228)	(14,815)	3,587	24%
Preferred stock dividends and discount accretion	2,528	2,565	(37)	-1%

Tax equivalent net loss applicable to common shareholders	$(13,756)	$(17,380)	$3,624	21%

Reconciliation of Non-GAAP Measure:

Non-GAAP Operating Income

(Dollars in Thousands)
For The Year Ended	December 31, 2012	December 31, 2011	$ Change	% Change
Net loss applicable to common shareholders	$(13,935)	$(17,616)	$3,681	21%
Provision for loan losses	4,775	14,350	(9,575)	-67%
Net cost of operations of other real estate owned and foreclosed assets	9,172	8,554	618	7%
Provision for income taxes	68	70	(2)	-3%
Preferred stock dividends and discount accretion	2,528	2,565	(37)	-1%

Pre-tax, pre-credit cost operating income	$2,608	$7,923	$(5,315)	-67%

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

Provision for Credit Losses. The provision for credit losses was $4.8 million for the twelve months ended December 31, 2012, compared to $14.4 million in the same period last year. Net loan charge-offs decreased in 2012 compared to 2011, and the overall risk profile of the Company’s loan portfolio continues to improve. For more information, see the discussion under the subheading “Allowance for Credit Losses and Net Loan Charge-offs” below.

Non-interest Income. Non-interest income for the twelve months ended December 31, 2012, grew as compared to the twelve months ended December 31, 2011. Service charge income on deposit accounts declined due to a reduction in the amount of non-sufficient check items. Growth in investment brokerage and annuity fees due to an increase in sales volume was accompanied by similar growth in income from increased mortgage banking revenue, primarily due to increased refinancing activity. Continued repositioning of the investment securities portfolio to adjust to changes in market outlook occurred during the current year, resulting in higher net gains on sale of securities, as compared to the prior year. Other non-interest income increased due to a gain from sale of fixed assets associated with the sale of a former branch location.

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

The following table illustrates the components and change in noninterest income for the periods shown:

(Dollars in Thousands)
For The Year Ended	December 31, 2012	December 31, 2011	$ Change	% Change
Service charges on deposit accounts	$3,416	$3,720	$(304)	-8%
Other commissions and fees	2,686	2,724	(38)	-1%
Net gain on sale of securities, available for sale	3,104	1,115	1,989	178%
Investment brokerage and annuity fees	1,786	1,754	32	2%
Mortgage banking fees	753	413	340	82%
Other non-interest income:
Increase in value of BOLI	488	508	(20)	-4%
Other non-interest income	911	604	307	51%

Total non-interest income	$13,144	$10,838	$2,306	21%

Non-interest Expense. Non-interest expense for the twelve months ended December 31, 2012 increased compared to the twelve months ended December 31, 2011. The increase was primarily due to higher net cost of operations of OREO and problem loan expenses associated with the payment of delinquent property taxes of $1.6 million incurred to acquire OREO properties. It also increased due to charges taken to recognize an updated estimate of a liability for post-retirement health insurance benefits of $2.8 million taken during the fourth quarter to recognize an updated estimate of a liability for post-retirement health insurance benefits previously committed to certain current and former directors and officers. This charge, which is not related to the proposed merger with AmericanWest Bank, increased director fee expense by $1.6 million and salaries and employee benefits expense by $1.2 million. These charges updated the liability associated with obligations to provide health insurance benefits that were committed by the Bank to current and former directors and management. After a comprehensive review of these obligations, it was determined that the liability associated with these obligations needed to be revised upward, resulting in the charge referred to previously. Excluding the impact of recording the post-retirement obligation, salary and employee benefits expense fell due to branch consolidation, branch sales and administrative restructuring initiatives completed earlier in 2012. In addition, a number of expense categories experienced declines due to company-wide efforts to reduce expenses. Such reductions were primarily the result of operating fewer branch locations. Similarly, FDIC assessments dropped commensurate with the decline in total assets over the period. Director fee expenses increased as a result of the charge to recognize an updated estimate of a liability for post-retirement health insurance benefits, as mentioned above. Other non-interest expenses increased primarily due to a cost of approximately $900,000 to retire assets as a result of the branch reduction initiative completed in second quarter 2012.

The following table illustrates the components and changes in noninterest expense for the periods shown:

For The Year Ended

(Dollars in Thousands)
	December 31, 2012	December 31, 2011	$ Change	% Change
Salaries and employee benefits	$26,077	$26,836	$(759)	-3%
Net cost of operations of other real estate owned and foreclosed assets	9,172	8,554	618	7%
Net occupancy and equipment	7,024	7,953	(929)	-12%
FDIC and state assessments	2,700	3,448	(748)	-22%
Professional fees	2,933	3,053	(120)	-4%
Communications	1,720	1,953	(233)	-12%
Advertising	743	828	(85)	-10%
Third-party loan costs	984	1,266	(282)	-22%
Professional liability insurance	855	813	42	5%
Problem loan expense	3,106	652	2,454	376%
Other non-interest expense:
Director fees	2,124	405	1,719	424%
Internet costs	492	624	(132)	-21%
ATM debit card costs	722	692	30	4%
Business development	257	340	(83)	-24%
Amortization	547	499	48	10%
Supplies	419	569	(150)	-26%
Other non-interest expense	3,538	2,901	637	22%

Total non-interest expense	$63,413	$61,386	$2,027	3%

Income Taxes. The Company recorded an income tax provision for the twelve months ended December 31, 2012, and December 31, 2011. The provision was made for minimum state income taxes owed.

As of December 31, 2012, the Company maintained a full valuation allowance of $41.8 million against its deferred tax asset of $41.8 million. If the Company returns to sustained profitability, all or a portion of the deferred tax asset valuation allowance may be reversed. A reversal of the deferred tax asset valuation allowance would decrease the Company’s income tax expense and increase net income. Currently, the only tax expense the Company is recognizing relates to Oregon minimum tax.

The Company’s liquidity position remains strong as evidenced by its current level of combined cash and cash equivalents and investment securities. Over the past year, the Company has continued to manage its investment securities to maintain a diversified portfolio consisting of government guaranteed collateralized mortgage obligations and mortgage-backed securities.

(Dollars in Thousands)
	December 31, 2012	% of Total	December 31, 2011	% of Total	$ Change	% Change
Cash and due from banks	$36,201	9%	$40,179	10%	$(3,978)	-10%
Cash equivalents:
Federal fund sold	3,000	1%	4,030	1%	(1,030)	-26%
Interest-bearing deposits	41,051	10%	27,140	7%	13,911	51%

Total cash equivalents	80,252	20%	71,349	18%	8,903	12%

Interest-bearing certificates of deposit	1,500	0%	1,500	0%	—	0%
Investment securities:
Collateralized mortgage obligations	137,619	33%	134,416	34%	3,203	2%
Mortgage-backed securities	106,450	26%	71,773	18%	34,677	48%
U.S. Governement and agency securities	—	0%	41,093	11%	(41,093)	-100%
Obligations of states and political subdivisions	81,161	19%	66,878	17%	14,283	21%
Investment securities—Other Community Reinvestment Act	4,949	1%	2,000	1%	2,949	147%
Restricted equity securities	2,978	1%	3,255	1%	(277)	-9%

Total investment securities	333,157	80%	319,415	82%	13,742	4%

Total cash and cash equivalents and investments	$414,909	100%	$392,264	100%	$22,645	6%

Total cash and cash equivalents and investments as a percent of total assets		36%		31%

The following table shows the changes in the investment portfolio for the periods presented:

(Dollars in Thousands)
For the Year Ended	December 31, 2012	December 31, 2011	$ Change
Balance beginning of period	$319,415	$218,290	$101,125
Principal purchases	193,365	279,981	(86,616)
Proceeds from sales	(129,773)	(132,543)	2,770
Principal paydowns, maturities, and calls	(48,494)	(47,455)	(1,039)
Gains on sales of securities	3,319	1,345	1,974
Losses on sales of securities	(215)	(230)	15
Change in unrealized gains (loss) before tax	2,357	4,375	(2,018)
Amortization and accretion of discounts and premiums	(6,817)	(4,324)	(2,493)
Accrued interest	—	(24)	24

Total investment portfolio	$333,157	$319,415	$13,742

The compositions, carrying values, and fair values of our investment securities portfolio were as follows:

Investment securities at December 31, 2012 and December 31, 2011 consisted of the following:

(Dollars in Thousands)
	December 31, 2012
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale:
Collateralized mortgage obligations	$137,675	$920	$(976)	$137,619
Mortgage-backed securities	102,297	4,345	(192)	106,450
Obligations of states and political subdivisions	77,586	3,817	(242)	81,161

Total available-for-sale	$317,558	$9,082	$(1,410)	$325,230

Investment securities—
Other Community Reinvestment Act	$4,949	$—	$—	$4,949

Restricted equity securities	$2,978	$—	$—	$2,978

	December 31, 2011
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale:
Collateralized mortgage obligations	$134,074	$1,036	$(694)	$134,416
Mortgage-backed securities	70,449	1,344	(20)	71,773
U.S. Government and agency securities	39,899	1,194	—	41,093
Obligations of states and political subdivisions	64,423	2,652	(197)	66,878

Total available-for-sale	$308,845	$6,226	$(911)	$314,160

Investment securities—
Other Community Reinvestment Act	$2,000	$—	$—	$2,000

Restricted equity securities	$3,255	$—	$—	$3,255

At December 31, 2012, the net unrealized gain in the investment portfolio was up as compared to year end 2011. An increase in net unrealized gains in all sectors of the Company’s investment portfolio was due to both declining market interest rates and the overall growth in the portfolio experienced since the beginning of the year.

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

Over the past twelve months we purchased primarily U.S. Government guaranteed mortgage-backed securities and U.S. Government agency mortgage backed securities. Municipal securities rated AA or better with maturities generally ranging from 5 to 15 years were also purchased during this period. The expected duration of the investment portfolio was 4.0 years at December 31, 2012, 4.4 years at December 31, 2011, and 3.2 years at December 31, 2010.

For additional detail regarding our investment securities portfolio, see Note 4 “Investment Securities” and Note 23 “Fair Value Measurement and Fair Values of Financial Instruments” under Item 8 of this report.

The following table sets forth the carrying value of PremierWest’s available-for-sale investment portfolio at the dates indicated.

	December 31, 2012			December 31, 2011
	Amortized cost	Fair value	Net unrealized gain/(loss)	Amortized cost	Fair value	Net unrealized gain/(loss)
Collateralized mortgage obligations	$137,675	$137,619	$(56)	$134,074	$134,416	$342
Mortgage-backed securities	102,297	106,450	4,153	70,449	71,773	1,324
U.S. Government and agency securities	—	—	—	39,899	41,093	1,194
Obligations of states and political subdivisions	77,586	81,161	3,575	64,423	66,878	2,455
Investment securities -
Other Community Reinvestment Act	4,949	4,949	—	2,000	2,000	—
Restricted equity securities	2,978	2,978	—	3,255	3,255	—

Total investment portfolio	$325,485	$333,157	$7,672	$314,100	$319,415	$5,315

The contractual maturities of investment securities at December 31, 2012, excluding investment securities—CRA and restricted equity securities for which contractual maturities are diverse or nonexistent, are shown below. Actual maturities of investment securities could differ from contractual maturities because the borrower, or issuer, may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in Thousands)
	Available-for-sale
At December 31, 2012	Amortized Cost	Estimated Fair Value	Average Yield
Collateralized mortgage obligations
Due in one year or less	$28,341	$28,214	-0.75%
Due after one year through five years	106,808	106,897	0.63%
Due after five years through ten years	2,526	2,508	2.25%

Total collateralized mortgage obligations	137,675	137,619	0.37%
Mortgage-backed securities
Due in one year or less	2	2	3.30%
Due after one year through five years	79,104	83,122	3.04%
Due after five years through ten years	11,907	12,034	2.08%
Due after ten years	11,284	11,292	2.60%

Total mortgage-backed securities	102,297	106,450	2.88%
Obligations of states and political subdivisions
Due in one year or less	250	252	4.60%
Due after one year through five years	1,665	1,709	2.86%
Due after five years through ten years	63,990	66,619	3.01%
Due after ten years	11,681	12,581	4.03%

Total obligations of states and political subdivisions	77,586	81,161	3.17%
Other investment securities	7,927	7,927	0.00%

Total investment securities	$325,485	$333,157	1.82%

As of December 31, 2012, PremierWest also held 15,599 shares of $100 par value Federal Home Loan Bank of Seattle (FHLB) stock, which is a restricted equity security. FHLB stock represents an equity interest in the FHLB, but it does not have a readily determinable market value. The stock can be sold at its par value only, and only to the FHLB or to another member institution. Member institutions are required to maintain a minimum stock investment in the FHLB based on specific percentages of their outstanding mortgages, total assets or FHLB advances. At December 31, 2012 and 2011, the Bank met its minimum required investment in FHLB. In addition to FHLB stock, PremierWest bank holds 8,801 shares of stock in the Federal Home Loan Bank of San Francisco. This stock was acquired pursuant to the acquisition of Stockmans Bank and reflects its required minimum stock investment in Federal Home Loan Bank of San Francisco. This stock was repurchased in full by the Federal Home Loan Bank of San Francisco on January 28, 2013. In addition, PremierWest also held 200 shares of $1.00 par value Federal Agricultural Mortgage Corporation stock valued at $8,229 that was acquired with the acquisition of Stockmans Bank.

The Bank also owns stock in Pacific Coast Banker’s Bank (PCBB) with a balance of $529,230. This investment is carried at its fair market value at acquisition and is included in restricted equity investments on the balance sheet. PCBB operates under a special purpose charter to provide wholesale correspondent banking services to depository institutions. By statute, 100% of PCBB’s outstanding stock is held by depository institutions that utilize its correspondent banking services.

Loan Portfolio

The most significant asset on our balance sheet in terms of risk and the impact on our earnings is our loan portfolio. On our balance sheet, the term “net loans” refers to total loans outstanding, at their principal balance outstanding, net of the allowance for loan losses, deferred loan fees and restructured loan concessions. PremierWest’s loan policies and procedures establish the basic guidelines governing our lending operations. Generally, the guidelines address the types of loans that we seek, loan concentrations, our target markets, underwriting and collateral requirements, terms, interest rate and yield considerations, and compliance with laws and regulations. All loans or credit lines are subject to approval procedures and limitations as to amounts. These limitations apply to the borrower’s total outstanding indebtedness to the Bank, including the indebtedness of the borrower in a guarantor capacity. The policies are reviewed and approved by the Board of Directors of PremierWest on a routine basis.

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

The Chief Executive Officer or Chief Credit Officer has the authority to approve loans less than the $5 million lending limit as set by the Board of Directors. All loans at or above the $5 million limit, but below $7.5 million, may be approved jointly by the Chief Executive Officer and Chief Credit Officer, alternatively they may be approved by the Chief Executive Officer or Chief Credit Officer along with a Credit Committee member. Loans that exceed this limit are subject to the review and approval by the Board’s Credit Committee. Credit Committee approval is required for credit extensions rated substandard or worse. As of December 31, 2012, PremierWest’s unsecured legal lending limit was approximately $17.0 million and our real estate secured lending limit was approximately $28.3 million. However, the Bank currently has an “in-house” lending limit of $7.5 million.

The Bank’s total loan portfolio continues to decline, reflecting the Company’s efforts to reduce adversely classified loans. These declines are accentuated by soft loan demand and deleveraging by businesses and consumers due to continued weakness in the local and national economy. As a result, commercial, real estate construction, and commercial & industrial loan balances declined from year end. Loan totals have also declined because the Company exited a number of higher risk rated loan relationships over the past year which contributed to the contraction in the commercial real estate and construction, land development & other land loan categories over the same period. This included a reduction, after charge-offs, of approximately $15 million in loan balances associated with settlement of the largest non-performing lending relationship in first quarter 2012.

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

At December 31, 2012, the Bank had outstanding loans of $18.7 million to persons serving as directors, executive officers, principal stockholders and their related interests. This compares to $20.7 million at December 31, 2011. These loans, when made, were made in the ordinary course of business on substantially the same terms, including interest rates, maturities and collateral, as comparable loans made to customers not related to the Bank.

The following table sets forth the composition of the loan portfolio, as of December 31, 2008 through December 31, 2012:

	Years Ended December 31,
	2012		2011		2010		2009		2008
(Dollars in Thousands)			Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
Commercial	$103,818	16.03%	$124,422	15.59%	$156,482	15.99%	$209,538	18.24%	$252,377	20.22%
Real estate—Construction	34,062	5.26%	81,241	10.18%	123,707	12.64%	211,732	18.43%	280,219	22.45%
Real Estate—Commercial/Residential	456,400	70.49%	519,051	65.06%	579,493	59.22%	596,007	51.86%	574,677	46.05%
Consumer	43,504	6.72%	45,306	5.68%	80,004	8.18%	86,504	7.53%	89,715	7.19%
Other and Agriculture	9,743	1.50%	27,858	3.49%	38,860	3.97%	45,246	3.94%	51,000	4.09%

Total gross loans	$647,527	100.00%	$797,878	100.00%	$978,546	100.00%	$1,149,027	100.00%	$1,247,988	100.00%

The composition of the Bank’s loan portfolio was as follows for the periods shown:

(Dollars in Thousands)	December 31, 2012	December 31, 2011
Construction, Land Dev & Other Land	$34,062	$81,241
Commercial & Industrial	103,818	124,422
Commercial Real Estate Loans	395,959	449,347
Secured Multifamily Residential	19,290	21,792
Other Loans Secured by 1-4 Family RE	41,151	47,912
Loans to Individuals, Family & Personal Expense	20,666	24,034
Indirect Consumer	22,838	21,272
Other Loans	9,550	27,594
Overdrafts	193	264

Gross loans	647,527	797,878
Less: allowance for loan losses	(18,560)	(22,683)
Less: deferred fees and restructured loan concessions	(255)	(462)

Loans, net	$628,712	$774,733

The table below shows total loan commitments (funded and unfunded) by loan type and geographic region at December 31, 2012:

	December 31, 2012
(Dollars in Thousands)	Southern Oregon 1	Mid-Central Oregon	Northern California	Sacramento Valley	Total
Construction, Land Dev & Other Land	$20,105	$7,429	$1,901	$6,345	$35,780
Commercial & Industrial	87,781	24,540	13,461	28,721	154,503
Commercial Real Estate Loans	170,041	80,129	30,315	115,649	396,134
Secured Multifamily Residential	11,128	5,657	1,229	1,292	19,306
Other Loans Secured by 1-4 Family RE	31,778	7,100	11,603	8,988	59,469
Loans to Individuals, Family & Personal Expense	10,090	7,585	2,623	1,304	21,602
Indirect Consumer	6,469	11,578	4,695	96	22,838
Other Loans	1,632	537	2,435	8,969	13,573

Subtotal	$339,024	$144,555	$68,262	$171,364	723,205

Overdrafts					193

Total					$723,398

1	Certain administrative departments not tracked by region are included on this table in Southern Oregon region

The table below shows total loan commitments (funded and unfunded) by loan at December 31, 2012 and 2011:

	December 31, 2012					December 31, 2011
(Dollars in Thousands)	Funded Loan Totals	% of Gross Loans	Unfunded Loan Commitments	% of Commit- ments	Total Loan Commitments	Funded Loan Totals	% of Gross Loans	Unfunded Loan Commitments	% of Commit- ments	Total Loan Commitments	$ Change Total Loan Commitments
Construction, Land Dev & Other Land	$34,062	5%	$1,718	2%	$35,780	$81,241	10%	$2,203	3%	$83,444	$(47,664)
Commercial & Industrial	103,818	16%	50,685	68%	154,503	124,422	16%	49,387	63%	173,809	$(19,306)
Commercial Real Estate Loans	395,959	62%	175	0%	396,134	449,347	56%	1,723	2%	451,070	$(54,936)
Secured Multifamily Residential	19,290	3%	16	0%	19,306	21,792	3%	—	0%	21,792	$(2,486)
Other Loans Secured by 1-4 Family RE	41,151	6%	18,318	24%	59,469	47,912	6%	18,355	23%	66,267	$(6,798)
Loans to Individuals, Family & Personal Expense	20,666	3%	936	1%	21,602	24,034	3%	732	1%	24,766	$(3,164)
Indirect Consumer	22,838	4%	—	0%	22,838	21,272	3%	270	0%	21,542	$1,296
Other Loans	9,550	1%	4,023	5%	13,573	27,594	3%	6,299	8%	33,893	$(20,320)
Overdrafts	193	0%	—	0%	193	264	0%	—	0%	264	$(71)

Gross loans	$647,527	100%	$75,871	100%	$723,398	$797,878	100%	$78,969	100%	$876,847	$(153,449)

The Company manages new commercial, including agricultural, loan origination volume using concentration limits that establish maximum exposure levels by designated industry segment, real estate product types, geography, and single borrower limits. We expect the commercial loan portfolio to be an important contributor to growth in future revenues.

The table provided below summarizes the Bank’s level of concentrations in commercial real estate as of December 31, 2012, December 31, 2011 and December 31, 2010, respectively, as defined in the Interagency Guidelines for Real Estate Lending and the Commercial Real Estate Lending Joint Guidance policy. The results displayed document the Bank’s successful efforts to reduce CRE concentrations in the loan portfolio. Management anticipates that its continued efforts to reduce adversely classified assets will result in further reductions in concentrations of commercial real estate.

Commercial Real Estate (“CRE”)

Portfolio Policy Concentrations

	December 31, 2012	December 31, 2011	December 31, 2010	Guideline
Total Regulatory CRE 1	247%	297%	337%	300%
Construction & Land Development CRE 2	30%	65%	88%	100%

As a percent of total risk based capital (“TRBC”)

1	Consists of CRE Const, CRE Residential SFR 1-4 Const, CRE Land Dev & Other Land, CRE NOO Term, C&I Loans not RE Secured to Finance CRE Activities
2	Consists of CRE Const, CRE Residential SFR 1-4 Const, CRE Land Dev & Other Land

The table below shows the distribution of our commercial real estate loan portfolio at December 31, 2012, and our branch presence in our operating markets.

Total CRE by count and geographic region

(Dollars in Thousands) except number of loans

	December 31, 2012
	Southern Oregon 1	Mid-Central Oregon	Northern California	Sacramento Valley	Total
Commercial Real Estate Loans	$170,040	$80,129	$30,315	$115,475	$395,959
Number of loans in region	293	81	66	116	556
Number of branches in region	11	6	8	7	32

1	Certain administrative departments not tracked by region are included on this table in Southern Oregon region

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

As indicated above, the Company’s loan portfolio has been concentrated in commercial real estate loans and commercial real estate loans for residential purposes during recent years, a common characteristic among community banks. Some commercial loans are secured by real estate, but funds are used for purposes other than financing the purchase of real property, such as inventory financing and equipment purchases, where real property serves as collateral for the loan. Loans of this type are characterized as real estate loans because of the real estate collateral.

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

The following table presents maturity and re-pricing information for the loan portfolio at December 31, 2012. The table segments the loan portfolio between fixed-rate and adjustable-rate loans and their respective re-pricing intervals based on fixed-rate loan maturity dates and variable-rate loan re-pricing dates for the periods indicated:

	December 31, 2012
(Dollars in Thousands)	Within One Year (1)	One to Five Years	After Five Years	Total
Fixed-rate loan maturities
Construction, Land Dev & Other Land	$12,055	$9,926	$—	$21,981
Commercial & Industrial	27,719	50,468	3,571	81,758
Commercial Real Estate Loans	60,467	73,845	43,124	177,436
Secured Multifamily Residential	—	5,750	244	5,994
Other Commercial Loans Secured by RE	4,554	14,505	12,342	31,401
Loans to Individuals, Family & Personal Expense	5,128	6,462	9,076	20,666
Indirect Consumer	347	11,185	11,306	22,838
Other Loans	3,721	2,187	407	6,315

Total fixed rate loan maturities	113,991	174,328	80,070	368,389

Adjustable-rate loan maturities
Construction, Land Dev & Other Land	8,966	2,486	629	12,081
Commercial & Industrial	1,001	10,332	10,727	22,060
Commercial Real Estate Loans	7,058	98,479	112,986	218,523
Secured Multifamily Residential	453	1,859	10,984	13,296
Other Commercial Loans Secured by RE	583	648	8,519	9,750
Other Loans	—	1,531	1,897	3,428

Total adjustable-rate loan repricings	18,061	115,335	145,742	279,138

Total maturities and repricings	$132,052	$289,663	$225,812	$647,527

DEPOSITS AND BORROWINGS

The trend in the decline in total deposits continues from recent quarters. This decrease was mainly due to the decision to continue to reduce higher cost time deposit balances. Time deposits declined as a percentage of the Company’s total deposits in the most recent year versus the previous year. In addition, deposits have declined as a result of the branch consolidation and sale of two branches during second quarter 2012. These branches represented approximately $102.0 million, or less than 10% of total Bank-wide deposits as of December 31, 2011. As of December 31, 2012, only $35.0 million in deposits have been lost as a result of this initiative, including $16.3 million located in the two branches sold to another financial institution. This represents a loss of deposits in these branches of 3.1% of total deposits as of December 31, 2011.

The combination of the Company’s efforts to reduce higher-cost time deposits and deposit pricing strategies to lower interest rates in concert with market conditions has reduced the average rate paid on total deposits in 2012 as compared to 2011. It has also increased the proportion of the Company’s funding from non-interest bearing and lower-cost non-maturity deposits over this period.

Total brokered deposits were $241,000 at December 31, 2012 and December 31, 2011. These deposits are currently not being replaced as they mature.

The following table shows total deposits by type at December 31, 2012 and 2011:

(Dollars in Thousands)	December 31, 2012	Percent of Total	December 31, 2011	Percent of Total	$ Change
Interest-bearing demand and money market	$302,042	30%	$326,994	29%	$(24,952)
Savings	94,032	9%	87,483	8%	6,549
Time deposits	329,295	33%	431,753	38%	(102,458)

Total interest-bearing deposits	725,369	72%	846,230	75%	(120,861)
Non-interest bearing demand	280,815	28%	281,519	25%	(704)

Total deposits	$1,006,184	100%	$1,127,749	100%	$(121,565)

The following table summarizes the average dollar amount in each of the deposit and borrowing categories for the years ended December 31, 2012 and 2011:

(Dollars in Thousands)
Averages for the Year Ended	December 31, 2012	% of Total	December 31, 2011	% of Total	$ Change	% Change
Non-interest bearing demand deposits	$279,591	27%	$268,656	22%	$10,935	4%
Interest bearing demand	311,344	29%	353,998	30%	(42,654)	-12%
Savings	90,521	9%	86,259	7%	4,262	5%
Time deposits	372,227	35%	487,905	41%	(115,678)	-24%

Total average interest bearing deposits	774,092	73%	928,162	78%	(154,070)	-17%

Total average deposits	$1,053,683	100%	$1,196,818	100%	$(143,135)	-12%

Securities sold under agreements to repurchase	$5,048	14%	$3,754	11%	$1,294	34%
Federal Home Loan Bank borrowings	—	0%	8	0%	(8)	-100%
Junior subordinated debentures	30,928	86%	30,928	89%	—	0%

Total average borrowings	$35,976	100%	$34,690	100%	$1,286	4%

Total average interest-bearing liabilities	$810,068		$962,852		$(152,784)	-16%

Total average deposits and borrowings	$1,089,659		$1,231,508		$(141,849)	-12%

The following table sets forth time deposit accounts outstanding at December 31, 2012, by time remaining to maturity:

	Time Deposits of $250,000 or More		Time Deposits of $100,000 through $250,000		Time Deposits Less Than $100,000
(Dollars in Thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
Three months or less	$3,263	10%	$14,432	15%	$36,374	18%
Over three months through six months	3,484	10%	13,801	15%	31,921	16%
Over six months through 12 months	15,484	47%	35,237	38%	68,374	34%
Over 12 months	11,101	33%	30,509	32%	65,315	32%

Total	$33,332	100%	$93,979	100%	$201,984	100%

The Bank had no long-term borrowings outstanding with the Federal Home Loan Bank (“FHLB”) at December 31, 2012 and December 31, 2011. The Bank paid the FHLB borrowings in full during 2011. The Bank also participates in the Cash Management Advance (“CMA”) program with the FHLB. CMA borrowings are short-term borrowings that mature within one day and accrue interest at the variable rate as published by the FHLB. The Bank had no outstanding CMA borrowings during the years ended December 31, 2012 and 2011. All outstanding borrowings with the FHLB are collateralized as provided for under the Advances, Security and Deposit Agreement between the Bank and the FHLB and include the Bank’s FHLB stock and any funds or investment securities held by the FHLB that are not otherwise pledged for the benefit of others. At December 31, 2012, the Company maintained a line of credit with the FHLB of Seattle with available credit of $55.7 million and was in compliance with its related collateral requirements. The Bank had no Federal Funds purchased during the years ended 2012 or 2011.

The Bank also had $15.0 million available for additional borrowing from a correspondent bank and $9.0 million available for borrowing from the Federal Reserve discount window. At December 31, 2012, the Company held a total of approximately $941,000 of cash on deposit with the FHLB of Seattle and FHLB of San Francisco.

During the first quarter of 2011, the Company began a program to sell securities under agreements to repurchase. At December 31, 2012, the Bank had $5.4 million securities sold under agreements to repurchase with a maximum balance at any month end during the year of $7.3 million, a weighted average yearly balance of $5.0 million, and interest of 0.30% during the year. At December 31, 2011, the Bank had $4.2 million securities sold under agreements to repurchase with a maximum balance at any month end during the year of $6.9 million, a weighted average yearly balance of $3.8 million, and an interest range of 0.30% to 0.50% during the year.

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

At December 31, 2012, the balance of junior subordinated debentures issued in connection with our prior issuances of trust preferred securities was $30.9 million unchanged from December 31, 2011. Under the Written Agreement with the Oregon Department of Consumer and Business Services, Division of Finance and Corporate Securities (“DFCS”) and the Federal Reserve Bank (“Reserve Bank”), we must request regulatory approval prior to making payments on our trust preferred securities. For additional detail regarding Bancorp’s outstanding debentures, see Note 14 in the financial statements included under Item 8 of this report.

Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trusts used the net proceeds from the offering to purchase a like amount of junior subordinated debentures (the “Debentures”) of the Company. The Debentures are the sole assets of the trusts. The Company’s obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. The Company has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. In November 2009, the Company notified the investors holding its Debentures that interest payments were being temporarily suspended pursuant to current regulatory restrictions related to dividends from the Bank. Under the terms of each Debenture indenture agreement, the Company may defer payment of interest on the Debentures for the lesser of 20 consecutive quarters or to the maturity date of the Debentures. Deferral of interest also results in interest being computed quarterly on any deferred interest payments. At December 31, 2012, the Company had deferred payment of interest for thirteen consecutive quarters.

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

The following table is a summary of current trust preferred securities at December 31, 2012:

(Dollars in Thousands)
Trust Name	Issue Date	Issued Amount	Rate	Maturity Date	Redemption Date
PremierWest Statutory Trust I	December 2004	$7,732,000	LIBOR + 1.75%(1)	December 2034	December 2009
PremierWest Statutory Trust II	December 2004	7,732,000	LIBOR + 1.79%(2)	March 2035	March 2010
Stockmans Financial Trust I	August 2005	15,464,000	LIBOR + 1.42%(3)	September 2035	September 2010

		$30,928,000

(1)	PremierWest Statutory Trust I was bearing interest at the fixed rate of 5.65% until mid-December 2009, at which time it changed to a variable rate of 3-month LIBOR (0.311% at December 27, 2012) plus 1.75% or 2.061%, adjusted quarterly, through the final maturity date in December 2034.
(2)	PremierWest Statutory Trust II was bearing interest at the fixed rate of 5.65% until March 2010, at which time it changed to the variable rate of 3-month LIBOR (0.308% at December 17, 2012) plus 1.79% or 2.098%, adjusted quarterly, through the final maturity date in March 2035.
(3)	Stockmans Financial Trust I was bearing interest at the fixed rate of 5.93% until September 2010, at which time it changed to the variable rate of 3-month LIBOR (0.308% at December 17, 2012) plus 1.42% or 1.728%, adjusted quarterly, through the final maturity date in September 2035.

PremierWest is a party to numerous contractual financial obligations including repayment of time deposits, borrowings, operating lease obligations, and other commitments. The scheduled repayment of long-term borrowings and other contractual obligations is as follows:

(Dollars in Thousands)	Payments due by period
Contractual Obligations	Total	< 1 year	1-3 years	3-5 years	> 5 years
Time deposits (2)	$329,295	$222,369	$74,075	$32,505	$346
Borrowings	5,353	5,353	—	—	—
Operating lease obligations	4,359	705	1,070	702	1,882
Junior subordinated debentures	30,928	30,928	—	—	—
Other commitments (1)	12,277	920	1,714	1,743	7,900

Total	$382,212	$260,275	$76,859	$34,950	$10,128

(1)	Employee benefits that include Deferred Compensation, Executive Supplemental Retirement Plans, Employee Life Benefit Plans, Continuing Benefit Obligation Agreements, and Split Dollar Obligations
(2)	Accrued interest of $183,000 is included in < 1 year category

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

The following table summarizes the capital measures of Bancorp and the Bank, respectively, at the dates listed below:

Bancorp:

	December 31, 2012	December 31, 2011	Regulatory Minimum to be “Adequately Capitalized”
			greater than or equal to
Total risk-based capital ratio	12.97%	12.45%	8.00%
Tier 1 risk-based capital ratio	10.70%	10.80%	4.00%
Leverage ratio	7.48%	8.01%	4.00%

Bank:

	December 31, 2012	December 31, 2011	Regulatory Minimum to be “Adequately Capitalized”	Regulatory Minimum to be “Well-Capitalized”
			greater than or equal to	greater than or equal to
Total risk-based capital ratio	14.06%	13.03%	8.00%	10.00%
Tier 1 risk-based capital ratio	12.80%	11.77%	4.00%	6.00%
Leverage ratio	8.95%	8.72%	4.00%	5.00%

Although the Bank meets the quantitative guidelines set forth above to be deemed “well-capitalized”, the Bank remains subject to the Agreement with the FDIC and, therefore, is deemed to be “adequately capitalized.”

As of December 31, 2012, capital ratios at the Bank have improved as compared to December 31, 2011, primarily due to the Company’s deleveraging strategy and shift in the balance sheet mix to less risk-weighted assets, such as investment securities. PremierWest Bank has met the quantitative thresholds to be considered “Well-Capitalized” under published regulatory standards for total risk-based capital and Tier 1 risk-based capital at December 31, 2012. However, we continue to be subject to the terms of the Consent Order with the FDIC and have not yet reached the 10.00 percent leverage ratio required by the Consent Order. An additional $12.0 million in capital would be needed to achieve the 10.00 percent leverage ratio requirement. As such, we are not considered “Well-Capitalized” under all applicable regulatory requirements. For more information, see discussion under the heading “Note 2—Regulatory Agreement, Economic Condition and Management Plan.”

The total risk based capital ratios of Bancorp include $30.9 million of junior subordinated debentures, of which $21.9 million qualified as Tier 1 capital at December 31, 2012, under guidance issued by the Federal Reserve. As provided in the Dodd-Frank Act, which was signed into law on July 21, 2010, Bancorp currently expects to continue to rely on these junior subordinated debentures as part of its regulatory capital. However, Bancorp also expects that future regulations related to Basel III capital standards could adversely impact continued reliance on junior subordinated debentures.

ASSET QUALITY

At December 31, 2012, the Company experienced a continued decrease in adversely classified loans, due to a decline in both loans rated substandard or worse but not impaired and non-performing (or impaired) loans. Non-performing loans have continued to decline, primarily in the construction and land development loan category, as a result of improvements in credit quality ratings, transfers to OREO, pay offs, and charge-offs of impaired loans. Of those loans currently designated as non-performing, approximately $13.4 million, or 59.3%, are current as to payment of principal and interest in accordance with terms pursuant to a formal plan.

The Company monitors delinquencies, defined as loans on accruing status 30-89 days past due, as an indicator of future non-performing assets. Total 30-89 days delinquencies remain below 1.00%, mirroring the improvement in overall credit quality noted previously. Loans to individuals did experience an increase in delinquencies due to a more assertive collection methodology being applied to loans formerly housed in the Bank’s now dissolved Finance Company. This approach is expected to reduce delinquencies going forward. While the local and national economy continues to languish, more borrowers are demonstrating the ability to adjust to current economic conditions.

At December 31, 2012, total non-performing assets were down compared to December 31, 2011. Non-performing assets and non-performing loans also declined during this period in terms of percentage of total assets and loans, respectively. The amount of additions to non-performing loans increased slightly in the current year as compared to the previous year. However, reductions in non-performing loans were accomplished largely due to the Company taking ownership of additional residential and commercial properties related to loans which previously were on nonaccrual status, nonaccrual loan payoffs and the return of loans to performing status. Also, the amount of non-performing loans charged-off in 2012 was down significantly from 2011.

Adversely classified loans

(Dollars in Thousands)
	December 31, 2012	December 31, 2011	$ Change	% Change
Rated substandard or worse but not impaired	$54,830	$83,583	$(28,753)	-34%
Impaired	22,651	76,241	(53,590)	-70%

Total adversely classified loans*	$77,481	$159,824	$(82,343)	-52%

Gross loans	$647,527	$797,878	$(150,351)	-19%
Adversely classified loans to gross loans	11.97%	20.03%	-8.06%
Allowance for loan losses	$18,560	$22,683	$(4,123)	-18%

*	Adversely classified loans are defined as loans having a well-defined weakness or weaknesses related to the borrower’s financial capacity or to pledged collateral that may jeopardize the repayment of the debt.

They are characterized by the possibility that the Bank may sustain some loss if the deficiencies giving rise to the substandard classification are not corrected.

The following table summarizes the Company’s accruing loans 30-89 days past due as of the periods shown:

30-89 Days Past Due by type
(Dollars in Thousands)	December 31, 2012	% of Category	December 31, 2011	% of Category	$ Change
Commercial & Industrial	$1,177	30%	$128	4%	$1,049
Commercial Real Estate Loans	315	8%	626	22%	(311)
Secured Multifamily Residential	—	0%	242	8%	(242)
Other Loans Secured by 1-4 Family RE	232	6%	532	18%	(300)
Loans to Individuals, Family & Personal Expense	1,058	27%	712	25%	346
Indirect Consumer	1,144	29%	676	23%	468

Accruing loans 30-89 days past due	3,926		2,916		1,010
Nonaccruing loans 30-89 days past due	328		4,196		(3,868)

Total loans 30-89 days past due	$4,254		$7,112		$(2,858)

Accruing Loans 30-89 days past due to total accruing loans	0.68%		0.40%

The following table summarizes the Company’s non-performing loans as of the periods shown:

Non-performing Loans

(Dollars in Thousands)
For the Year Ended	December 31, 2012	December 31, 2011	$ Change
Balance beginning of period	$76,241	129,616	$(53,375)
Transfers from performing loans	23,824	22,340	1,484
Loans returned to performing status	(9,390)	(4,906)	(4,484)
Transfers to OREO	(25,131)	(15,842)	(9,289)
Principal reduction from payment	(28,813)	(20,911)	(7,902)
Principal reduction from charge-off	(14,080)	(34,056)	19,976

Total non-performing loans	$22,651	$76,241	$(53,590)

Percentage of non-performing loans to total gross loans	3.50%	9.56%

The following table summarizes the Company’s non-performing assets as of the periods shown:

(Dollars in Thousands)	December 31, 2012	December 31, 2011	$ Change
Loans on nonaccrual status	$22,651	$76,097	$(53,446)
Loans past due greater than 90 days but not on nonaccrual status	—	144	(144)

Total non-performing loans	22,651	76,241	(53,590)
Other real estate owned and foreclosed assets	25,357	22,829	2,528

Total non-performing assets	$48,008	$99,070	$(51,062)

Percentage of non-performing assets to total assets	4.21%	7.83%

The following table summarizes the Company’s non-performing loans by loan type and geographic region as of December 31, 2012:

	December 31, 2012
	Non-performing Loans
(Dollars in Thousands)	Southern Oregon 1	Mid-Central Oregon	Northern California	Sacramento Valley	Totals	Funded Loan Totals	Percent NPL to Funded Loan Totals by Category
Construction, Land Dev & Other Land	$—	$1,758	$525	$1,464	$3,747	$34,062	11.0%
Commercial & Industrial	1,081	194	384	—	1,659	103,818	1.6%
Commercial Real Estate Loans	3,581	8,130	1,377	1,012	14,100	395,959	3.6%
Secured Multifamily Residential	215	—	274	—	489	19,290	2.5%
Other Loans Secured by 1-4 Family RE	682	354	432	514	1,982	41,151	4.8%
Loans to Individuals, Family & Personal Expense	—	137	—	—	137	20,666	0.7%
Indirect Consumer	—	—	—	—	—	22,838	0.0%
Other Loans	490	—	—	47	537	9,550	5.6%
Overdrafts	—	—	—	—	—	193	0.0%

Total non-performing loans	$6,049	$10,573	$2,992	$3,037	$22,651	$647,527

Non-performing loans to total funded loans	1.8%	7.3%	4.4%	1.8%	3.1%
Total funded loans	$339,115	$144,594	$68,280	$171,410	$723,399

1	Certain administrative departments not tracked by region are included on this table in Southern Oregon region

The following tables summarize the Company’s troubled debt restructured loans by type and geographic region as of December 31, 2012:

(Dollars in Thousands)
	December 31, 2012 Restructured loans
	Southern Oregon	Mid Oregon	Northern California	Sacramento Valley	Totals	Number of Loans
Construction, Land Dev & Other Land	$—	$1,758	$302	$1,324	$3,384	10
Commercial & Industrial	3,229	—	569	211	4,009	8
Commercial Real Estate Loans	5,662	8,535	153	—	14,350	9
Other Loans Secured by 1-4 Family RE	1,399	—	297	515	2,211	11
Loans to Individuals, Family & Personal Expense	—	25	—	—	25	1

Total restructured loans	$10,290	$10,318	$1,321	$2,050	$23,979	39

The following table presents the Company’s troubled debt restructured loans by year of maturity, according to the restructured terms, as of December 31, 2012:

(Dollars in Thousands)

Year of Maturity	Amount
2013	$10,122
2014	4,252
2015	4,358
2016	851
2017	202
Thereafter	4,194

Total	$23,979

The Company’s OREO property disposition activities continued at a steady pace in 2012, with proceeds from sales down slightly from 2011. The dollar volume of real estate properties taken into the OREO portfolio increased for the twelve months ended December 31, 2012 as compared to the same period in 2011. This is due primarily to the approximately $15 million in properties taken into OREO in first quarter 2012 associated with settlement of the Company’s largest non-performing lending relationship. Charges for valuation adjustments related to the properties associated with this relationship totaled $4.6 million in 2012. During the twelve months ended December 31, 2012, the Company disposed of 49 OREO properties while acquiring 38 properties. At December 31, 2012, the OREO portfolio consisted of 74 properties. The largest balances in the OREO portfolio were attributable to income-producing properties and residential or commercial land for development, all of which are located within our market area.

Other real estate owned and foreclosed assets by type

(Dollars in Thousands)
	December 31, 2012	# of Properties	December 31, 2011	# of Properties	$ Change
Construction, Land Dev & Other Land	$9,367	37	$6,633	39	$2,734
Farmland	3,299	2	—	—	3,299
1-4 Family Residential Properties	1,015	11	233	1	782
Nonfarm Nonresidential Properties	11,676	23	15,963	39	(4,287)

Total OREO by type	$25,357	73	$22,829	79	2,528

Other real estate owned and foreclosed assets

(Dollars in Thousands)
For the Year Ended	December 31, 2012	December 31, 2011	$ Change
Other real estate owned, beginning of period	$22,829	$32,009	$(9,180)
Transfers from outstanding loans	25,131	15,842	9,289
Improvements and other additions	—	10	(10)
Proceeds from sales	(14,340)	(17,564)	3,224
Net gain (loss) on sales	453	1,811	(1,358)
Impairment charges	(8,716)	(9,279)	563

Total other real estate owned	$25,357	$22,829	$2,528

ALLOWANCE FOR LOAN LOSSES

The Company’s allowance for loan losses continues to decline in concert with the reduction in adversely classified loans, loan delinquencies and other relevant credit metrics. With the reduction in net charge-offs and change in the loan portfolio composition over the past several years, loss factors used in Management’s estimates to establish reserve levels have declined commensurately. As a result, amounts provided to the allowance for loan losses declined for the twelve months ended December 31, 2012, as compared to the same period in 2011.

Total gross and net loan charge-offs were down substantially compared to the twelve months ended December 31, 2011. The significant decline in charge-offs during 2012 as compared to 2011 is due primarily to reductions in adversely classified loans during the period. Net charge-offs in the current period were concentrated in the construction and land development real estate, non-owner occupied commercial real estate and consumer loan categories.

The overall risk profile of the Company’s loan portfolio continues to improve, as stated above. However, the trend of future provision for loan losses will depend primarily on economic conditions, level of adversely-classified assets, and changes in collateral values.

Allowance for Loan Losses

(Dollars in Thousands)
For the Year Ended	December 31, 2012	December 31, 2011	$ Change	% Change	December 31, 2010	December 31, 2009	December 31, 2008
Gross loans outstanding at end of period	$647,527	$797,878	$(150,351)	-19%	$978,546	$1,149,027	$1,247,988

Average loans outstanding, gross	$712,704	$891,846	$(179,142)	-20%	$1,083,574	$1,221,842	$1,255,203

Allowance for loan losses, beginning of period	$22,683	$35,582	$(12,899)	-36%	$45,903	$17,157	$11,450

Charge-offs:
Commercial	(453)	(3,786)	3,333		(2,364)	(21,997)	(10,366)
Real Estate	(9,382)	(26,770)	17,388		(21,657)	(36,353)	(25,059)
Consumer	(2,693)	(2,564)	(129)		(1,697)	(2,524)	(1,879)
Other	(1,552)	(936)	(616)		(855)	(193)	(3,611)

Total charge-offs	(14,080)	(34,056)	19,976	59%	(26,573)	(61,067)	(40,915)

Recoveries:
Commercial	1,323	5,016	(3,693)		2,020	143	143
Real Estate	3,058	1,236	1,822		2,983	876	216
Consumer	716	444	272		917	662	229
Other	85	111	(26)		282	101	422

Total recoveries	5,182	6,807	(1,625)	-24%	6,202	1,782	1,010

Net charge-offs	(8,898)	(27,249)	18,351	67%	(20,371)	(59,285)	(39,905)

Allowance for loan loss transferred from Stockmans Financial Group							9,112
Provision charged to income	4,775	14,350	(9,575)	-67%	10,050	88,031	36,500

Allowance for loan losses, end of period	$18,560	$22,683	$(4,123)	-18%	$35,582	$45,903	$17,157

Ratio of net loans charged-off to average gross loans outstanding, annualized	1.25%	3.06%	(1.81)		1.88%	4.85%	3.18%

Ratio of allowance for loan losses to gross loans outstanding	2.87%	2.84%	0.03		3.64%	3.99%	1.37%

Allowance for loan losses as a percentage of adversely classified loans	23.95%	14.19%	9.76		13.40%	16.38%	14.36%

Allowance for loan losses to total non-performing loans	81.94%	29.75%	52.19		27.45%	44.17%	20.77%

	December 31,
	2012		2011		2010		2009		2008
(Dollars in Thousands)	Allowance for loan losses	% of loans in each category to total loans	Allowance for loan losses	% of loans in each category to total loans	Allowance for loan losses	% of loans in each category to total loans	Allowance for loan losses	% of loans in each category to total loans	Allowance for loan losses	% of loans in each category to total loans
Type of loan:
Commercial	$2,220	16.03%	$4,678	15.59%	$9,759	15.99%	$6,441	18.24%	$2,157	20.22%
Real estate- Construction	4,664	5.26%	4,473	10.18%	9,072	12.64%	14,953	18.43%	6,015	22.45%
Real estate- Commercial/ Residential	8,746	70.49%	10,249	65.06%	12,423	59.22%	21,958	51.86%	7,154	46.05%
Consumer and Other	2,930	8.22%	3,283	9.17%	4,328	12.15%	2,551	11.47%	1,831	11.28%

Total	$18,560	100.00%	$22,683	100.00%	$35,582	100.00%	$45,903	100.00%	$17,157	100.00%

An allowance for loan losses has been established based on management’s best estimate of probable losses inherent in the loan portfolio, as of the balance sheet date. For more information regarding the Company’s allowance for loan losses and net loan charge-offs, see the discussion under the subheadings “Credit Management”, “Allowance for Credit Losses and Net Loan Charge-offs” and “Critical Accounting Policies” included in Item 7 of this report.

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

•

Analyses are performed to establish the loss factors based on historical experience, as well as expected losses based on qualitative evaluations of such factors as the economic trends and conditions, industry conditions, levels and trends in delinquencies and impaired loans, levels and trends in charge-offs and recoveries, among others. In prior quarters, loss factors used to estimate loss potential within the loan portfolio were solely based on actual historical experience. Beginning in second quarter 2012, minimum loss factors were established based on a weighted average of historical loss experience by risk classification within each loan category pool. The minimum or historical loss factor, whichever is larger, is applied to loan category pools segregated by risk classification to estimate the loss inherent in the Company’s loan portfolio pursuant to “Accounting for Contingencies.” This change in methodology had no material impact on the Company’s total allowance for loan losses.

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

•

Generally, external appraisals on all adversely classified loans are updated every six to twelve months. We obtain appraisals from a pre-approved list of independent, third party appraisal firms. Approval is based on experience, reputation, character, consistency and knowledge of the respective real estate market. At a minimum, it is ascertained that the appraiser: (a) is currently licensed in the state in which the property is located, (b) is experienced in the appraisal of properties similar to the property being appraised, (c) is actively engaged in the appraisal work, (d) has knowledge of the current real estate market conditions and financing trends, (e) is reputable, and (f) is not on the Bank’s exclusionary list of appraisers. Our Appraisal Review Department will either conduct a review of the appraisal, or will outsource the review to a qualified approved third party appraiser. Upon receipt and review, an external appraisal is utilized to measure a loan for potential impairment. Our impairment analysis documents the date of the appraisal used in the analysis, whether the preparer deems the appraisal to be current, and if not, allows for internal valuation adjustments with justification. Any adjustments from appraised value to net realizable value are detailed and justified in the impairment analysis and reflected in the allowance for loan losses, as appropriate. Although an external appraisal is the primary source to value collateral dependent loans, we may also utilize values obtained through purchase and sale agreements, negotiated short sales, or the sales price of the note. These alternative sources of value are used only if deemed to be more representative of value based on updated information regarding collateral resolution. Impairment analyses are updated on a quarterly basis. Based on these processes, we do not believe there are significant time lapses for the recognition of additional loan loss provisions or charge-offs from the date they become known.

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

Overall, we believe that the allowance for loan losses is adequate to absorb probable losses in the loan portfolio at December 31, 2012, although there can be no assurance that future loan losses will not exceed our current estimates. Please see Item 1A “Risk Factors” in this report.

Liquidity and Sources of Funds

The Bank’s sources of funds include customer deposits, loan repayments, advances from the FHLB, maturities of investment securities, sales of “Available-for-Sale” securities, loan and OREO sales, net income, if any, borrowings from the Federal Reserve Bank discount window, and the use of Federal Funds markets. Stated maturities of investment securities, loan repayments from maturities and core deposits are a relatively stable source of funds, while brokered deposit inflows, unscheduled loan prepayments, and loan and OREO sales are not. Deposit inflows, sales of securities, loan and OREO properties, and unscheduled loan prepayments may, amongst other factors, be influenced by general interest rate levels, interest rates available on other investments, competition, pricing consideration, and general economic conditions.

Deposits are our primary source of funds. Our loan to deposit ratio has declined since December 31, 2009 as a result of weak loan demand due to the current economic downturn and the Bank’s planned initiatives to reduce the level of higher risk loans. The decline in loan balances has resulted in an increase in the more liquid, but lower yielding, investment securities portfolio. In light of our substantial liquidity position, we continued to reduce higher cost time deposits during the year.

The following table summarizes the primary liquidity, current ratio, net non-core funding dependency, and loan to deposit ratios of the Company. The primary liquidity ratio represents the sum of net cash, short-term and marketable assets and available borrowing lines divided by deposits. The current ratio consists of the sum of net cash, short-term and marketable assets divided by deposits. The net non-core funding dependency ratio is non-core liabilities less short-term investments divided by long-term assets. The Company’s primary liquidity, current ratio, and net non-core funding dependency ratios remained strong at year end:

	December 31, 2012	December 31, 2011	December 31, 2010
Primary liquidity	37.00%	29.75%	20.72%
Fed funds sold and interest-bearing deposits/total assets (current ratio)	4.00%	2.58%	8.42%
Net non-core funding dependency	-4.24%	0.12%	-6.51%
Gross loans to deposits	64.34%	70.75%	77.28%

An analysis of liquidity should encompass a review of the changes that appear in the consolidated statements of cash flows for the year ended December 31, 2012. The statement of cash flows includes operating, investing, and financing categories.

Cash flows provided by operating activities was $12.9 million. The difference between cash provided by operating activities and a net loss of $11.4 million consisted primarily of noncash items of $4.8 million in the loan loss provision and $2.8 million in depreciation and amortization. Items that increased operating cash flows included $6.8 million in net amortization of premiums and accretion of discounts on investment securities, $8.3 million in net loss on sale of or from impairment charges on OREO and other foreclosed assets, and offset by $3.1 million gain on sale of investment securities.

Cash flows provided by investing activities of $116.4 million consisted primarily of $178.3 million of proceeds from sales, calls, paydowns, and maturities of securities, $116.1 million in net loan pay downs, $14.3 million in proceeds from the sale of OREO, $1.5 million proceeds from disposal of premises and equipment offset by $193.4 million used for purchases of securities.

Cash flows used in financing activities of $120.5 million consisted primarily of $121.6 million net decrease in deposits, offset by $1.1 million in net increase in securities sold under agreements to repurchase.

In June 2010, Bancorp entered into a Written Agreement with the Federal Reserve Bank of San Francisco and DFCS. For detailed discussion of the Written Agreement, see Item 1, “Business—Supervision and Regulation” in this report. Under the Written Agreement, Bancorp may not directly or indirectly take dividends or other forms of payment representing a reduction in capital from the Bank without the prior written approval of the Reserve Bank and the DFCS. Also, under our Memorandum of Understanding, the Bank may not pay dividends to the holding company without the consent of the FDIC and the DFCS. At December 31, 2012, the holding company did not have any borrowing arrangements of its own.

Off-Balance Sheet Arrangements

At December 31, 2012, the Bank had off-balance sheet financial instruments of $75.9 million compared to $79.0 million at December 31, 2011. For additional information regarding off balance sheet arrangements and future financial commitments, see Note 15 “Off-Balance Sheet Financial Instruments” and Note 17 “Commitments and Contingencies” in the financial statements included in this report.

RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2013, the FASB issued Accounting Standards Update 2013-04, “Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the

Obligation is Fixed at the Reporting Date.” This Standard provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this ASU also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments in this ASU should be applied retrospectively to all periods presented for those obligations resulting from joint and several liability arrangements within the ASU’s scope that exist at the beginning of an entity’s fiscal year of adoption with early adoption permitted. The adoption of ASU No. 2013-04 is not expected to have a material impact on the consolidated financial statements.

In February 2013, the FASB issued Accounting Standards Update 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The new amendments will require an organization to present the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income, but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period, and cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items to be reclassified directly to net income in the entirety in the same reporting period. The amendments are effective for reporting periods beginning after December 15, 2012 for public companies with early adoption permitted. The adoption of ASU No. 2013-02 is not expected to have a material impact on the consolidated financial statements.

In January 2013, the FASB issued Accounting Standards Update ASU No. 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” This Standard clarifies that ordinary trade receivables are not in the scope of ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” Specifically, ASU 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the FASB Accounting Standards Codification or subject to a master netting arrangement or similar agreement. An entity is required to apply the amendments in ASU 2013-01 for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented. The effective date is the same as the effective date of ASU 2011-11. The adoption of ASU No. 2013-01 is not expected to have a material impact on the consolidated financial statements.

In October 2012, the FASB issued Accounting Standards Update ASU No. 2012-06 “Business Combinations (Topic 805)—Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution.” This Standard requires that when a reporting entity recognizes an indemnification asset (in accordance with Subtopic 805-20) as a result of a government-assisted acquisition of a financial institution and subsequently a change in the cash flows expected to be collected on the indemnification asset occurs, the reporting entity should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. This Standard is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. Early adoption is permitted. The amendments should be applied prospectively to any new indemnification assets acquired after the date of adoption and to indemnification assets existing as of the date of adoption arising from a government-assisted acquisition of a financial institution. Certain transition disclosures are required. The adoption of ASU No. 2012-06 is not expected to have a material impact on the consolidated financial statements.

In July 2012, the FASB issued Accounting Standards Update ASU No. 2012-02 “Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” This Standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, or nonpublic entitles, have not yet been made available for issuance. The adoption of ASU No. 2012-02 is not expected to have a material impact on the consolidated financial statements.

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

Like other financial institutions, PremierWest is subject to interest rate risk. Interest-earning assets could mature or re-price more rapidly than, or on a different basis from, interest-bearing liabilities (primarily deposits with short-and medium-term maturities and borrowings) in a period of declining interest rates. Although having assets that mature or re-price more frequently on average than liabilities will be beneficial in times of rising interest rates, such an asset/liability structure will result in lower net interest income during periods of declining interest rates.

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

The following table illustrates the maturities or re-pricing of PremierWest’s assets and liabilities as of December 31, 2012, based upon the contractual maturity or contractual re-pricing dates of loans (excluding nonperforming loans) and the contractual maturities of time deposits and borrowings. Prepayment assumptions have not been applied to fixed-rate mortgage loans. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

	BY REPRICING INTERVAL
(Dollars in Thousands)	0 – 3 Months	4 – 12 Months	1 – 5 Years	Over 5 Years	Total
ASSETS
Interest-earning assets:
Federal funds sold and interest-earning deposits	$44,051	$—	$—	$—	$44,051
Investment securities	36,760	44,746	112,124	139,527	333,157
Loans, net (1)	169,422	127,028	260,942	48,669	606,061

Total	$250,233	$171,774	$373,066	$188,196	$983,269

LIABILITIES
Interest-bearing liabilities:
Interest-bearing demand and savings	$158,061	$57	$—	$237,956	$396,074
Time deposits	54,534	168,051	106,581	129	329,295
Borrowings	5,353	—	—	—	5,353
Junior subordinated debentures	—	—	—	30,928	30,928

Total	$217,948	$168,108	$106,581	$269,013	$761,650

Interest rate sensitivity gap	$32,285	$3,666	$266,485	$(80,817)	$221,619

Cumulative	$32,285	$35,951	$302,436	$221,619

Cumulative gap as a % of interest-earning assets	3.3%	3.7%	30.8%	22.5%

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

The following table shows the approximate percentage changes in forecasted net interest income over a 12-month period under several rate scenarios. For the net interest income analysis, three rate scenarios are compared to a stable (unchanged from December 31, 2012) rate scenario:

Stable rate scenario compared to:	Percent change in Net Interest Income
Up 200 basis points	6.3
Up 100 basis points	3.2
Down 100 basis points	-5.1

As illustrated in the above table, we estimate our balance sheet was slightly asset sensitive over a 12-month horizon at December 31, 2012, in the up 200 basis points scenario meaning that interest earning assets are expected to mature or reprice more quickly than interest-bearing liabilities in a given period. A decrease in market rates of interest could adversely affect net interest income, while an increase in market rates may increase net interest income slightly. At December 31, 2011, we also estimated that our balance sheet was slightly asset sensitive. We attempt to limit our interest rate risk through managing the repricing characteristics of our assets and liabilities.

For the present value of equity analysis, the results are compared to the net present value of equity using the yield curve as of December 31, 2012. This curve is then shifted up and down and the net present value of equity is computed. This table does not include flattening or steepening yield curve effects.

December 31, 2011 Change in Interest Rates	Percent Change in Present Value of Equity
Up 200 basis points	5.3
Up 100 basis points	3.9
Down 100 basis points	-11.5

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

PremierWest Bancorp and Subsidiary

We have audited the accompanying consolidated balance sheets of PremierWest Bancorp and Subsidiary (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. We also have audited the Company’s internal control over financial reporting as of December 31, 2012 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PremierWest Bancorp and Subsidiary as of December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows each of the three years in the period ended December 31, 2012, in conformity with generally accepted accounting principles in the United States of America. Also in our opinion, PremierWest Bancorp and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Moss Adams LLP

Portland, Oregon

March 18, 2013

PREMIERWEST BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	December 31, 2012	December 31, 2011
ASSETS
Cash and cash equivalents:
Cash and due from banks	$36,201	$40,179
Federal funds sold	3,000	4,030
Interest-bearing deposits	41,051	27,140

Total cash and cash equivalents	80,252	71,349

Interest-bearing certificates of deposit (original maturities greater than 90 days)	1,500	1,500
Investment securities:
Investment securities available-for-sale, at fair market value	325,230	314,160
Investment securities—Community Reinvestment Act	4,949	2,000
Restricted equity securities	2,978	3,255

Total investment securities	333,157	319,415

Mortgage loans held-for-sale	371	810
Loans, net of deferred loan fees	647,272	797,416
Allowance for loan losses	(18,560)	(22,683)

Loans, net	628,712	774,733

Premises and equipment, net of accumulated depreciation and amortization	40,915	46,272
Core deposit intangibles, net of amortization	1,443	1,990
Other real estate owned and foreclosed assets	25,357	22,829
Accrued interest and other assets	28,260	27,149

TOTAL ASSETS	$1,139,967	$1,266,047

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Demand	$280,815	$281,519
Interest-bearing demand and savings	396,074	414,477
Time deposits	329,295	431,753

Total deposits	1,006,184	1,127,749

Securities sold under agreements to repurchase	5,353	4,241
Junior subordinated debentures	30,928	30,928
Accrued interest and other liabilities	24,141	18,764

Total liabilities	1,066,606	1,181,682

COMMITMENTS AND CONTINGENCIES (Note 16)
SHAREHOLDERS’ EQUITY
Preferred Stock, net of unamortized discount, no par value 1,000,000 shares authorized, 41,400 shares issued and outstanding, liquidation preference $1,000 per share (41,400 at 12/31/2011)	40,857	40,399
Common stock—no par value; 150,000,000 shares authorized; 10,034,741 shares issued and outstanding (10,035,241 at 12/31/11)	208,585	208,469
Accumulated deficit	(183,753)	(169,818)
Accumulated other comprehensive income	7,672	5,315

Total shareholders’ equity	73,361	84,365

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,139,967	$1,266,047

See accompanying notes.

PREMIERWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except for Loss per Share Data)

	For The Year Ended
	December 31, 2012	December 31, 2011	December 31, 2010
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$43,077	$53,115	$63,695
Interest on investments:
Taxable	6,468	6,046	4,808
Nontaxable	32	86	197
Interest on federal funds sold	7	7	45
Other interest and dividends	219	221	296

Total interest and dividend income	49,803	59,475	69,041

INTEREST EXPENSE
Deposits:
Interest-bearing demand and savings	396	908	2,372
Time	4,921	8,020	9,599
Interest on securities sold under agreements to repurchase	15	14	—
Federal Home Loan Bank advances	—	1	2
Junior subordinated debentures	766	615	1,101

Total interest expense	6,098	9,558	13,074

Net interest income	43,705	49,917	55,967
LOAN LOSS PROVISION	4,775	14,350	10,050

Net interest income after loan loss provision	38,930	35,567	45,917

NON-INTEREST INCOME
Service charges on deposit accounts	3,416	3,720	4,175
Other commissions and fees	2,686	2,724	2,802
Net gain on sale of securities, available-for-sale	3,104	1,115	732
Investment brokerage and annuity fees	1,786	1,754	1,554
Mortgage banking fees	753	413	385
Other non-interest income	1,399	1,112	1,590

Total non-interest income	13,144	10,838	11,238

NON-INTEREST EXPENSE
Salaries and employee benefits	26,077	26,836	28,420
Net cost of operations of other real estate owned and foreclosed assets	9,172	8,554	6,851
Net occupancy and equipment	7,024	7,953	7,794
FDIC and state assessments	2,700	3,448	4,670
Professional fees	2,933	3,053	2,839
Communications	1,720	1,953	1,973
Advertising	743	828	801
Third-party loan costs	984	1,266	1,366
Professional liability insurance	855	813	721
Problem loan expense	3,106	652	380
Other non-interest expense	8,099	6,030	6,165

Total non-interest expense	63,413	61,386	61,980

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(11,339)	(14,981)	(4,825)
PROVISION FOR INCOME TAXES	68	70	134

NET INCOME (LOSS)	(11,407)	(15,051)	(4,959)
PREFERRED STOCK DIVIDENDS AND DISCOUNT ACCRETION	2,528	2,565	2,533

NET INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS	$(13,935)	$(17,616)	$(7,492)

INCOME (LOSS) PER COMMON SHARE:
BASIC	$(1.39)	$(1.76)	$(0.90)

DILUTED	$(1.39)	$(1.76)	$(0.90)

See accompanying notes.

PREMIERWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in Thousands)

	For The Year Ended
	December 31, 2012	December 31, 2011	December 31, 2010
NET INCOME (LOSS)	$(11,407)	$(15,051)	$(4,959)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized gain on available-for-sale securities 1	5,461	4,488	154
Adjustment for realized gains and losses included in net income (loss) 1	(3,104)	(669)	(439)
Amortization of unrealized loss for investment securities transferred to held-to-maturity (net of tax of $8 and $7 at 12/31/2011 and 12/31/2010)	—	(12)	(10)
Unrealized holding gain resulting from transfer of securities from held-to-maturity to available-for-sale, net of $379 tax	—	568	—

Total other comprehensive income (loss), net of tax	2,357	4,375	(295)

COMPREHENSIVE LOSS	$(9,050)	$(10,676)	$(5,254)

1	Tax adjusted with full valuation allowance

See accompanying notes.

PREMIERWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in Thousands, Except Share Amounts)

					Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
BALANCE—December 31, 2009	41,400	$39,561	2,477,193	$175,449	$(144,710)	$1,235	$71,535
Net loss	—	—	—	—	(4,959)	—	(4,959)
Total other comprehensive income (loss), net of tax	—	—	—	—	—	(295)	(295)
Preferred stock dividend accrued	—	—	—	—	(2,148)	—	(2,148)
Stock offering	—	—	7,557,637	32,503	—	—	32,503
Stock-based compensation expense	—	—	—	372	—	—	372
Accretion of discount from Series B preferred stock	—	385	—	—	(385)	—	—

BALANCE—December 31, 2010	41,400	$39,946	10,034,830	$208,324	$(152,202)	$940	$97,008
Net loss	—	—	—	—	(15,051)	—	(15,051)
Total other comprehensive income (loss), net of tax	—	—	—	—	—	4,375	4,375
Preferred stock dividend accrued	—	—	—	—	(2,112)	—	(2,112)
Restricted stock issued	—	—	750	—	—	—	—
Cash paid for fractional shares in connection with 1-for-10 reverse stock split	—	—	(339)	(1)	—	—	(1)
Stock-based compensation expense	—	—	—	146	—	—	146
Accretion of discount from Series B preferred stock	—	453	—	—	(453)	—	—

BALANCE—December 31, 2011	41,400	$40,399	10,035,241	$208,469	$(169,818)	$5,315	$84,365
Net loss	—	—	—	—	(11,407)	—	(11,407)
Total other comprehensive income (loss), net of tax	—	—	—	—	—	2,357	2,357
Preferred stock dividend accrued	—	—	—	—	(2,070)	—	(2,070)
Restricted stock forfeited	—	—	(500)	—	—	—	—
Stock-based compensation expense	—	—	—	116	—	—	116
Accretion of discount from Series B preferred stock	—	458	—	—	(458)	—	—

BALANCE—December 31, 2012	41,400	$40,857	10,034,741	$208,585	$(183,753)	$7,672	$73,361

See accompanying notes.

PREMIERWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	For The Year Ended
	December 31, 2012	December 31, 2011	December 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,407)	$(15,051)	$(4,959)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	2,766	3,281	3,856
Loan loss provision	4,775	14,350	10,050
Amortization of premiums and accretion of discounts on investment securities, net	6,817	4,324	2,378
Gain on sale of investment securities	(3,104)	(1,115)	(732)
Funding of loans held-for-sale	(34,530)	(21,282)	(18,681)
Proceeds from sale of loans held-for-sale	35,722	21,815	19,867
Gain on sale of loans held-for-sale	(753)	(414)	(384)
Change in BOLI value	(493)	(274)	383
Stock-based compensation expense	116	146	372
Gain (loss) on sales of premises and equipment	(150)	36	409
Impairment of premises and equipment	719	120	—
Loss on sale and impairment of other real estate owned and foreclosed assets, net	8,263	7,468	3,612
Write down of low income housing tax credit investment	215	210	177
Changes in accrued interest receivable/payable and other assets/liabilities	3,992	1,204	10,431

Net cash provided by operating activities	12,948	14,818	26,779

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of interest-bearing certificates of deposit	—	—	(33,100)
Proceeds from interest-bearing certificates of deposit	—	—	82,250
Purchase of investment securities available-for-sale	(190,386)	(279,981)	(189,989)
Purchase of investment securities—Community Reinvestment Act	(2,979)	—	(3,517)
Proceeds from principal payments received on securities available-for-sale	43,687	44,343	29,300
Proceeds from principal payments received on securities—Community Reinvestment Act	30	—	—
Proceeds from principal payments received on securities held-to-maturity	—	—	18,610
Proceeds from sale of securities available-for-sale	129,773	132,543	81,158
Proceeds from maturities and calls of investment securities available-for-sale	4,500	—	9,000
Proceeds from maturities and calls of investment securities held-to-maturity	—	2,893	1,002
Proceeds from FHLB stock redemption	277	219	169
Loan payments, net	116,115	136,288	120,342
Purchase of premises and equipment	(216)	(1,352)	(3,461)
Proceeds from disposal of premises and equipment	1,545	66	4
Purchase of low income housing tax credit investments	(278)	(734)	(418)
Purchase of improvements for other real estate owned and foreclosed assets	—	(10)	(464)
Proceeds from sale of other real estate owned and foreclosed assets	14,340	17,564	20,210

Net cash provided by investing activities	116,408	51,839	131,096

PREMIERWEST BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS—(continued)

(Dollars in Thousands)

	For The Year Ended
	December 31, 2012	December 31, 2011	December 31, 2010
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(121,565)	(138,500)	(154,513)
Net decrease in Federal Home Loan Bank borrowings	—	(22)	(6)
Net increase in securities sold under agreements to repurchase	1,112	4,241	—
Cash paid for fractional shares in connection with 1-for-10 reverse stock split	—	(1)	—
Cash received from stock offering, net of costs	—	—	32,503

Net cash used in financing activities	(120,453)	(134,282)	(122,016)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,903	(67,625)	35,859
CASH AND CASH EQUIVALENTS—Beginning of the period	71,349	138,974	103,115

CASH AND CASH EQUIVALENTS—End of the period	$80,252	$71,349	$138,974

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$5,329	$9,253	$12,328

Cash paid for taxes	$53	$40	$50

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfers of loans to other real estate owned and foreclosed assets	$25,131	$15,842	$30,619

Preferred stock dividend declared and accrued during the period but not yet paid	$2,070	$2,112	$2,148

Trust preferred securities interest accrued during the period but not yet paid	$766	$615	$1,610

Accretion of preferred stock discount	$458	$453	$385

Transfers of investment securities from held-to-maturity to available-for-sale	$—	$26,250	$—

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

During the second quarter of 2012, the Company consolidated nine of its branches into existing nearby branches and sold two branches. Five of the consolidated branches were located in Oregon, and the other four consolidated branches were located in California. The two branches sold were located in California. The decision to consolidate these branches and the projected reduction in expense followed an extensive branch network analysis with a focus on reducing expense, improving efficiency, and positively impacting the overall value of the Company. These branches represented less than 10% of the total bank-wide deposits. Branch consolidation is projected to result in expense savings of approximately $1.9 million annually. The Company has incurred branch consolidation costs of approximately $1.7 million as of December 31, 2012.

The company issued a 1-for-10 reverse stock split on February 10, 2011. No stock dividend was declared in 2012 or 2011. All per share amounts and calculations in the accompanying consolidated financial statements have been recalculated to reflect the effects of the reverse stock split.

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

The preparation of consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(continued)

the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates made by management involve the calculation of the allowance for loan losses, valuation of impaired loans, the fair value of available-for-sale investment securities, the value of other real estate owned, post-retirement benefit obligations, and determination of a deferred tax asset valuation allowance.

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

For debt securities, if the Company intends to sell the security or it is likely that it will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an other-than-temporary impairment (“OTTI”). If we do not intend to sell the security and it is not likely that we will be

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(continued)

required to sell the security but we do not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (“OCI”). Impairment losses related to all other factors are presented as separate categories within OCI. For investment securities held-to-maturity, this amount is accreted over the remaining life of the debt security prospectively based on the amount and timing of future estimated cash flows. The accretion of the amount recorded in OCI increases the carrying value of the investment and does not affect earnings. If there is an indication of additional credit losses, the security is re-evaluated according to the procedures described above. No OTTI losses were recognized in the years ended December 31, 2012, 2011 and 2010.

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

Restricted equity securities—The Bank’s investment in Federal Home Loan Bank of Seattle (“FHLB”) stock is recorded as a restricted equity security and carried at par value, which approximates fair value. As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets, or FHLB advances. At December 31, 2012 and 2011, the Bank met its minimum required investment. The Bank may request redemption at par value of any FHLB stock in excess of the minimum required investment. Stock redemptions are at the discretion of the FHLB.

As required of all members of the Federal Home Loan Bank of Seattle (FHLB) system, the Company maintains investment in the capital stock of the FHLB in an amount equal to the greater of $500 or 0.5% of home mortgage loans and pass-through securities plus 5.0% of the outstanding balance of mortgage home loans sold to FHLB under the Mortgage Purchase Program. The FHLB system, the largest government sponsored entity in the United States, is made up of 12 regional banks, including the FHLB of Seattle. Participating banks record the value of FHLB stock equal to its par value at $100 per share. The Bank holds an investment in Federal Home Loan Bank of Seattle (FHLB) stock as a restricted equity security carried at par value. As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding FHLB advances. The Bank views this investment as long-term. Thus, when evaluating it for impairment, the value is determined based on the ultimate recoverability of cost through redemption by the FHLB or from the sale to another member, rather than by recognizing temporary declines in value. In November 2009, the Seattle FHLB reported it was classified as “undercapitalized” under the Prompt Corrective Action Rule by the Federal Housing Finance Agency (the FHFA), its primary regulator. In 2012, the Seattle FHLB reported it was now considered “adequately capitalized” by the FHFA; however, the Seattle FHLB is unable to redeem stock or pay a dividend without FHFA approval under the terms of the October 2010 Consent Order. The Company has concluded that its investment in FHLB is not impaired as of December 31, 2012, and believes that it will ultimately recover the par value of its investment in this stock.

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

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(continued)

The Bank considers loans to be impaired when Management believes based on current information that it is probable that all amounts due will not be collected according to the contractual terms. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the loan’s underlying collateral less estimated costs to sell. Since a significant portion of the Bank’s loans are collateralized by real estate, the Bank primarily measures impairment based on the estimated fair value of the underlying collateral. In certain other cases, impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate. Amounts deemed impaired are either specifically allocated for in the allowance for loan losses or reflected as a partial charge-off of the loan balance. Smaller balance homogeneous loans (typically, installment loans) are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual installment loans for impairment disclosures. Generally, the Bank evaluates a loan for impairment when it is placed on non-accrual status. All of the Bank’s impaired loans were on non-accrual status at December 31, 2012. After considering the borrower’s financial condition, the loan’s collateral position, collection efforts and other pertinent factors, impaired loans and other loans are charged to the allowance when the Bank believes that collection of future payments of principal is not probable.

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

Premises and equipment—Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization of premises and equipment is computed by the straight-line method over the shorter of the estimated useful lives of the assets or terms of underlying leases. Estimated useful lives range from 3 to 15 years for furniture, equipment, and leasehold improvements, and up to 40 years for building premises. The required annual analysis of long-lived assets indicated that branch buildings, land parcels, and equipment classified as held-for-sale and included in accrued interest and other assets were impaired for the year ended December 31, 2012.

Core deposit intangibles—Core deposit intangibles are amortized to their estimated residual values over their respective estimated useful lives and are also reviewed for impairment. The required annual analysis of the core deposit intangibles indicated that no impairment existed for the years ended December 31, 2012 and 2011.

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(continued)

Other real estate owned and foreclosed assets—Other real estate (“OREO”), acquired through foreclosure or deeds in lieu of foreclosure, is carried at the lower of cost or fair value, less estimated costs of disposal. When property is acquired, any excess of the loan balance over the fair value is charged to the allowance for loan losses. Holding costs, subsequent write-downs to fair value, if any, or any disposition gains or losses are included in non-interest expense. The Bank had $25.4 million in other real estate at December 31, 2012 and $22.8 million at December 31, 2011. The Bank held no other foreclosed assets at December 31, 2012, but held other foreclosed assets of approximately $372,000 at December 31, 2011.

Advertising—Advertising and promotional costs are generally charged to expense during the period in which they are incurred.

Goodwill—When goodwill exists, the Company performs a goodwill impairment analysis on an annual basis as of December 31 and on an interim basis when events or circumstances suggest impairment may potentially arise. A significant amount of judgment is required in determining if indications of impairment have occurred including, but not limited to, a sustained and significant decline in the stock price and market capitalization of the Company, a significant decline in the future cash flows expected by the Company, an adverse regulatory action, or a significant adverse change in the Company’s business operating environment and other events.

Income taxes—Income taxes are accounted for using the asset and liability method. Deferred income tax assets and liabilities are determined based on the tax effects of the differences between the book and tax bases of the various balance sheet assets and liabilities. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Valuation allowances are established to reduce the net carrying amount of deferred tax assets if it is determined to be more likely than not that all or some of the deferred tax asset will not be realized. At December 31, 2012 and 2011, the net deferred tax asset balance was zero, as the full amount of deferred tax assets was offset with a valuation allowance.

The Company had no unrecognized tax benefits at December 31, 2012, 2011 and 2010. During the years ended December 31, 2012 and 2011, the Company recognized no interest and penalties. The Company files income tax returns in the U.S. Federal jurisdiction, California and Oregon. The Company is no longer subject to U.S. or Oregon state examinations by tax authorities for years before 2009 and California state examinations for years before 2008.

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

Preferred stock—In accordance with the relevant accounting pronouncements and guidance from the Securities and Exchange Commission’s (the “SEC”) Office of the Chief Accountant, the Company recorded the issuance of the Preferred Stock and detachable Warrant pursuant to the U.S. Department of Treasury’s Troubled Asset Relief

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(continued)

Capital Purchase Program (“TARP”) within shareholders’ equity on the Consolidated Balance Sheets. The Preferred Stock and detachable Warrant were initially recognized based on their relative fair values at the date of issuance. As a result, the Preferred Stock’s carrying value is at a discount to the liquidation value or stated value. In accordance with “Increasing Rate Preferred Stock,” the discount is considered an unstated dividend cost that is amortized over the period preceding commencement of the perpetual dividend using the effective interest method, by charging the imputed dividend cost against retained earnings and increasing the carrying amount of the Preferred Stock by a corresponding amount. The discount is therefore being amortized over five years using a 6.26% effective interest rate. The total stated dividends (whether or not declared) and unstated dividend cost combined represents a period’s total Preferred Stock dividend, which is deducted from net income to arrive at net loss available to common shareholders on the Consolidated Statements of Operations.

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

The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend yield is based on Management’s estimate at the time of grant. No cash dividends were declared during fiscal years 2012 or 2011. Going forward in fiscal 2013, the Board of Directors will review the dividend policy on a quarter-by-quarter basis subject to regulatory approval. Cash dividends are not paid on unexercised options. The Company attempts to use historical data to estimate option exercise and employee termination behavior in order to estimate an expected life for each option grant. The expected life falls between the vesting period or requisite service period and the contractual term for the option.

Cash flows from the tax benefits resulting from tax deductions in excess of the compensation expense recognized for stock options (excess tax benefits) are reported as financing cash flows. There were no excess tax benefits classified as financing cash inflows for the years ended December 31, 2012, 2011, and 2010.

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

The Company used the following methods and significant assumptions to estimate fair value for its assets measured and carried at fair value on a recurring or non-recurring basis in the financial statements:

Cash and cash equivalents—The carrying amounts of cash and short-term instruments approximate their fair value. Therefore, the company believes the measurement of fair value of cash and cash equivalents is derived from Level 1 inputs.

Interest-bearing deposits with the Federal Home Loan Bank of Seattle (“FHLB”) and restricted equity securities—The carrying amount approximates the estimated fair value and expected redemption values, and the Company uses these inputs to determine fair value. The Company has determined this is a Level 2 input.

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

Loans—Fair values for variable-rate commercial loans, certain mortgage loans (for example, commercial and one-to-four family residential), and other consumer loans are based on carrying values. For fixed rate loans, projected cash flows are discounted back to their present value based on spreads derived from the current relationship between industry observed benchmark rates and corresponding market indexes. Each pool of loans is then discounted to the Swap/LIBOR curve plus/minus this spread. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values based on current market appraisals, less costs to sell, where applicable. The ALLL is considered to be a reasonable estimate of loan discount for credit quality concerns. Using these inputs, the Company has determined this is a Level 3 input.

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

Short-term borrowings and securities sold under agreements to repurchase—The carrying amounts of federal funds purchased, securities sold under agreements to repurchase, and other short-term borrowings maturing within 90 days approximate their fair values. Fair values of other short-term borrowings are estimated using discounted cash flow analyses based on the Bank’s current incremental borrowing rate for similar types of borrowing arrangements. Using these inputs, the Company has determined this is a Level 2 input.

Long-term debt—The fair values of the Bank’s long-term debt is estimated using discounted cash flow analyses based on the Bank’s current incremental borrowing rate for similar types of borrowing arrangements. The Company has determined this is a Level 2 input.

Off-balance sheet financial instruments—The Bank’s off-balance sheet financial instruments include unfunded commitments to extend credit and standby letters of credit. The fair value of these instruments is not considered practicable to estimate because of the lack of quoted market prices and the inability to estimate fair value without incurring excessive costs. Given the uncertainty of a commitment being drawn upon, it is not reasonable to estimate the fair value of these commitments; therefore, the Company has not made any disclosure on the fair value of off-balance sheet financial instruments.

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

Recently issued accounting standards—In February 2013, the FASB issued Accounting Standards Update 2013-04, “Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date.” This Standard provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(continued)

entity expects to pay on behalf of its co-obligors. The guidance in this ASU also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments in this ASU should be applied retrospectively to all periods presented for those obligations resulting from joint and several liability arrangements within the ASU’s scope that exist at the beginning of an entity’s fiscal year of adoption with early adoption permitted. The adoption of ASU No. 2013-04 is not expected to have a material impact on the consolidated financial statements.

In February 2013, the FASB issued Accounting Standards Update 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The new amendments will require an organization to present the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income, but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period, and cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items to be reclassified directly to net income in the entirety in the same reporting period. The amendments are effective for reporting periods beginning after December 15, 2012 for public companies with early adoption permitted. The adoption of ASU No. 2013-02 is not expected to have a material impact on the consolidated financial statements.

In January 2013, the FASB issued Accounting Standards Update ASU No. 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” This Standard clarifies that ordinary trade receivables are not in the scope of ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” Specifically, ASU 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the FASB Accounting Standards Codification or subject to a master netting arrangement or similar agreement. An entity is required to apply the amendments in ASU 2013-01 for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented. The effective date is the same as the effective date of ASU 2011-11. The adoption of ASU No. 2013-01 is not expected to have a material impact on the consolidated financial statements.

In October 2012, the FASB issued Accounting Standards Update ASU No. 2012-06 “Business Combinations (Topic 805)—Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution.” This Standard requires that when a reporting entity recognizes an indemnification asset (in accordance with Subtopic 805-20) as a result of a government-assisted acquisition of a financial institution and subsequently a change in the cash flows expected to be collected on the indemnification asset occurs, the reporting entity should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. This Standard is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. Early adoption is permitted. The amendments should be applied prospectively to any new indemnification assets acquired after the date of adoption and to indemnification assets existing as of the date of adoption arising from a government-assisted acquisition of a financial institution. Certain transition disclosures are required. The adoption of ASU No. 2012-06 is not expected to have a material impact on the consolidated financial statements.

In July 2012, the FASB issued Accounting Standards Update ASU No. 2012-02 “Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” This Standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(continued)

adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, or nonpublic entitles, have not yet been made available for issuance. The adoption of ASU No. 2012-02 did not have a material impact on the consolidated financial statements.

In December 2011, the FASB issued Accounting Standards Update ASU No. 2011-12 “Comprehensive Income (Topic 220)—Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” This Standard defers only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments. This standard is effective for public companies for fiscal years, and interim period within those years, beginning after December 15, 2011. The adoption of ASU No. 2011-12 did not have a material impact on the consolidated financial statements.

In September 2011, the FASB issued Accounting Standards Update ASU No. 2011-08 “Intangibles—Goodwill and Other (Topic 350): Testing for Goodwill Impairment.” This Standard is intended to simplify how entities test goodwill for impairment. The amendments in the Update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. This standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of ASU No. 2011-08 did not have a material impact on the consolidated financial statements.

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

Reclassifications—Certain reclassifications have been made to the 2011 and 2010 consolidated financial statements to conform to current year presentations. These reclassifications have no effect on previously reported net income (loss) applicable to common shareholders or net income (loss) per share.

NOTE 2—REGULATORY AGREEMENT, ECONOMIC CONDITIONS AND MANAGEMENT’S PLAN

Based on the results of an examination completed during the third quarter of 2009, effective April 6, 2010, the Bank stipulated to the issuance of a formal regulatory Consent Order with the Federal Deposit and Insurance Corporation (“FDIC”) and the Oregon Division of Finance and Corporate Securities (the “DFCS”), the Bank’s principal regulators, primarily as a result of recent significant operating losses and increasing levels of adversely-classified loans. The Agreement imposes certain operating restrictions on the Bank, all of which we believe have been implemented by the Bank.

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

NOTE 2—REGULATORY AGREEMENT, ECONOMIC CONDITIONS AND MANAGEMENT’S PLAN—(continued)

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

In anticipation of the requirements of the Agreement, on January 29, 2010, the Company filed an amendment to the Form S-1 Registration Statement with the United States Securities and Exchange Commission announcing a proposed offering of up to 81,747,362 shares (8,174,736 shares, adjusted for 1-for-10 reverse stock split on February 10, 2011) of the Company’s common stock. A prospectus was filed on February 1, 2010, providing that prior to a public offering of the shares, existing shareholders of the Company each received a subscription right to purchase 3.3 shares of the Company’s common stock at a subscription price of $0.44 per share ($4.40 per share, adjusted for 1-for-10 reverse stock split on February 10, 2011). On April 7, 2010, the Company concluded its rights offering and the related public offering and issued approximately 75.6 million shares (7.6 million shares, adjusted for 1-for-10 reverse stock split on February 10, 2011) with net proceeds of approximately $32.5 million, net of estimated offering costs of approximately $700,000.

NOTE 3—CASH AND DUE FROM BANKS

The Bank was required to maintain an average reserve balance of approximately $3.9 million and $4.7 million at December 31, 2012 and 2011, respectively, with the Federal Reserve Bank or maintain such reserve balances in the form of cash. The Bank held cash and maintained average reserve balances with the Federal Reserve Bank in excess of the required amounts.

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4—INVESTMENT SECURITIES

Investment securities at December 31, 2012 and December 31, 2011 consisted of the following:

(Dollars in Thousands)
	December 31, 2012
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale:
Collateralized mortgage obligations	$137,675	$920	$(976)	$137,619
Mortgage-backed securities	102,297	4,345	(192)	106,450
Obligations of states and political subdivisions	77,586	3,817	(242)	81,161

Total available-for-sale	$317,558	$9,082	$(1,410)	$325,230

Investment securities—
Other Community Reinvestment Act	$4,949	$—	$—	$4,949

Restricted equity securities	$2,978	$—	$—	$2,978

	December 31, 2011
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale:
Collateralized mortgage obligations	$134,074	$1,036	$(694)	$134,416
Mortgage-backed securities	70,449	1,344	(20)	71,773
U.S. Government and agency securities	39,899	1,194	—	41,093
Obligations of states and political subdivisions	64,423	2,652	(197)	66,878

Total available-for-sale	$308,845	$6,226	$(911)	$314,160

Investment securities—
Other Community Reinvestment Act	$2,000	$—	$—	$2,000

Restricted equity securities	$3,255	$—	$—	$3,255

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4—INVESTMENT SECURITIES—(continued)

The table below presents the gross unrealized losses and fair value of the Bank’s investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2012 and December 31, 2011. At December 31, 2012, 50 investment securities comprised the “less than 12 months” category and 4 investment securities comprised the “12 months or more” category. At December 31, 2011, 35 investment securities comprised the “less than 12 months” category and one investment security comprised the “12 months or more” category.

(Dollars in Thousands)
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At December 31, 2012
Available-for-sale:
Collateralized mortgage obligations	$76,300	$(796)	$13,781	$(180)	$90,081	$(976)
Mortgage-backed securities	30,542	(192)	—	—	30,542	(192)
Obligations of states and political subdivisions	25,693	(242)	—	—	25,693	(242)

Total	$132,535	$(1,230)	$13,781	$(180)	$146,316	$(1,410)

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At December 31, 2011
Available-for-sale:
Collateralized mortgage obligations	$76,461	$(688)	$1,728	$(6)	$78,189	$(694)
Mortgage-backed securities	7,318	(20)	—	—	7,318	(20)
U.S. Government and agency securities	15,747	(197)	—	—	15,747	(197)

Total	$99,526	$(905)	$1,728	$(6)	$101,254	$(911)

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

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4—INVESTMENT SECURITIES—(continued)

The amortized cost and estimated fair value of investment securities at December 31, 2012, by maturity are shown below. The amortized cost and fair value of collateralized mortgage obligations and mortgage-backed securities are presented by expected average life, rather than contractual maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay underlying loans without prepayment penalties.

(Dollars in Thousands)
	Available-for-sale
At December 31, 2012	Amortized Cost	Estimated Fair Value
Due in one year or less	$28,593	$28,468
Due after one year through five years	187,577	191,727
Due after five years through ten years	78,422	81,162
Due after ten years	22,966	23,873

Total investment securities	$317,558	$325,230

The following table presents the cash proceeds from the sales of securities and their associated gross realized gains and gross realized losses that are in earnings for the years ended December 31, 2012, 2011, and 2010:

(Dollars in Thousands)

	December 31, 2012	December 31, 2011	December 31, 2010
Gross realized gain on sale of securities	$3,319	$1,345	$766
Gross realized loss on sale of securities	(215)	(230)	(34)

Net realized gain on sale of securities	$3,104	$1,115	$732

Proceeds from sale of securities	$178,267	$179,998	$221,489

At December 31, 2012, investment securities with an estimated fair market value of $157.2 million were pledged to secure public deposits, certain nonpublic deposits and borrowings.

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5—LOANS

Loans as of December 31, 2012 and 2011 consisted of the following:

(Dollars in Thousands)	December 31, 2012	December 31, 2011
Construction, Land Dev & Other Land	$34,062	$81,241
Commercial & Industrial	103,818	124,422
Commercial Real Estate Loans	395,959	449,347
Secured Multifamily Residential	19,290	21,792
Other Loans Secured by 1-4 Family RE	41,151	47,912
Loans to Individuals, Family & Personal Expense	20,666	24,034
Indirect Consumer	22,838	21,272
Other Loans	9,550	27,594
Overdrafts	193	264

Gross loans	647,527	797,878
Less: allowance for loan losses	(18,560)	(22,683)
Less: deferred fees and restructured loan concessions	(255)	(462)

Loans, net	$628,712	$774,733

The Bank’s market area consists principally of Jackson, Josephine, Deschutes, Douglas and Klamath counties of Oregon, and Butte, Siskiyou, Shasta, Tehama, Yolo, Placer, and Sacramento counties of northern California. A substantial portion of the Bank’s loans are collateralized by real estate in these geographic areas and, accordingly, the ultimate collectability of a substantial portion of the Bank’s loan portfolio is susceptible to changes in the respective local market conditions.

In the normal course of business, the Bank participates portions of loans to third parties in order to extend the Bank’s lending capability or to mitigate risk. At December 31, 2012 and 2011, the portion of these loans participated to third parties (which are not included in the accompanying consolidated financial statements) totaled approximately $9.7 million and $10.0 million, respectively.

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

In prior years, loss factors used to estimate loss potential within the loan portfolio were solely based on actual historical experience. Beginning in second quarter 2012, minimum loss factors were also developed based on a weighted average of historical loss experience by risk classification within each loan category pool. The minimum or historical loss factor, whichever is larger, is now applied to loan category pools segregated by risk classification to estimate the loss inherent in the Company’s loan portfolio pursuant to “Accounting for Contingencies.” Similarly, the minimum or actual loss factor is used as a basis for establishing a nominal reserve on unfunded balances (net available credit), depending on the loan category. This change in methodology had no material impact on the Company’s total allowance for loan losses.

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6—ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY—(continued)

Transactions in the allowance for loan losses for the years ended December 31 were as follows (in thousands):

Allowance for Credit Losses and Recorded Investment in Financing Receivables

	Construction, Land Dev	Comm & Industrial	Comm Real Estate	Comm Real Estate Multi	Oth Lns Sec by 1-4 Fam RE	Loans to Individuals	Indirect Consumer	Other Loans, Concessions, and Overdrafts	Total
As of and for the twelve months ended December 31, 2012
Allowance for credit losses:
Beginning balance	$4,473	$4,678	$8,582	$242	$1,425	$1,253	$1,736	$294	$22,683
Charge-offs and concessions	(6,714)	(453)	(1,743)	—	(925)	(1,446)	(1,247)	(1,552)	(14,080)
Recoveries	2,184	1,323	644	—	230	244	472	85	5,182
Provision	4,721	(3,328)	(509)	44	756	961	387	1,743	4,775

Ending balance	$4,664	$2,220	$6,974	$286	$1,486	$1,012	$1,348	$570	$18,560

Ending balance: individually evaluated for impairment	$—	$46	$25	$93	$—	$—	$—	$—	$164

Ending balance: collectively evaluated for impairment	$4,664	$2,174	$6,949	$193	$1,486	$1,012	$1,348	$570	$18,396

Loans:
Ending balance	$34,062	$103,818	$395,959	$19,290	$41,151	$20,666	$22,838	$9,743	$647,527

Ending balance: individually evaluated for impairment	$3,747	$1,659	$14,100	$489	$1,982	$137	$—	$537	$22,651

Ending balance: collectively evaluated for impairment	$30,315	$102,159	$381,859	$18,801	$39,169	$20,529	$22,838	$9,206	$624,876

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6—ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY—(continued)

Allowance for Credit Losses and Recorded Investment in Financing Receivables

	Construction, Land Dev	Comm & Industrial	Comm Real Estate	Comm Real Estate Multi	Oth Lns Sec by 1-4 Fam RE	Loans to Individuals	Indirect Consumer	Other Loans, Concessions, and Overdrafts	Total
As of and for the twelve months ended December 31, 2011
Allowance for credit losses:
Beginning balance	$7,335	$9,831	$10,146	$122	$4,498	$1,962	$1,385	$303	$35,582
Charge-offs	(16,654)	(3,786)	(7,380)	(56)	(2,680)	(1,474)	(1,090)	(936)	(34,056)
Recoveries	349	5,016	793	—	94	121	323	111	6,807
Provision	13,443	(6,383)	5,023	176	(487)	644	1,118	816	14,350

Ending balance	$4,473	$4,678	$8,582	$242	$1,425	$1,253	$1,736	$294	$22,683

Ending balance: individually evaluated for impairment	$—	$202	$1,885	$—	$—	$—	$—	$—	$2,087

Ending balance: collectively evaluated for impairment	$4,473	$4,476	$6,697	$242	$1,425	$1,253	$1,736	$294	$20,596

Loans:
Ending balance	$81,241	$124,422	$449,347	$21,792	$47,912	$24,034	$21,272	$27,858	$797,878

Ending balance: individually evaluated for impairment	$35,952	$5,207	$27,657	$—	$3,536	$635	$79	$3,175	$76,241

Ending balance: collectively evaluated for impairment	$45,289	$119,215	$421,690	$21,792	$44,376	$23,399	$21,193	$24,683	$721,637

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6—ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY—(continued)

The following tables summarize the Company’s loans past due by type as of December 31, 2012 and 2011:

(Dollars in Thousands)
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days Past Due and Accruing Interest
December 31, 2012:
Construction, Land Dev & Other Land	$—	$—	$2,596	$2,596	$31,466	$34,062	$—
Commercial & Industrial	1,177	—	1,043	2,220	101,598	103,818	—
Commercial Real Estate Loans	314	329	3,456	4,099	391,860	395,959	—
Secured Multifamily Residential	—	—	—	—	19,290	19,290	—
Other Loans Secured by 1-4 Family RE	143	89	1,149	1,381	39,770	41,151	—
Loans to Individuals, Family & Personal Expense	896	162	112	1,170	19,496	20,666	—
Indirect Consumer	1,009	135	—	1,144	21,694	22,838	—
Other Loans and Overdrafts	—	—	537	537	9,206	9,743	—

Total	$3,539	$715	$8,893	$13,147	$634,380	$647,527	$—

December 31, 2011:
Construction, Land Dev & Other Land	$2,296	$81	$19,532	$21,909	$59,332	$81,241	$62
Commercial & Industrial	128	—	2,778	2,906	121,516	124,422	—
Commercial Real Estate Loans	967	—	14,845	15,812	433,535	449,347	—
Secured Multifamily Residential	242	—	—	242	21,550	21,792	—
Other Loans Secured by 1-4 Family RE	302	230	1,019	1,551	46,361	47,912	—
Loans to Individuals, Family & Personal Expense	600	112	620	1,332	22,702	24,034	3
Indirect Consumer	513	163	79	755	20,517	21,272	79
Other Loans and Overdrafts	250	1,228	1,697	3,175	24,683	27,858	—

Total	$5,298	$1,814	$40,570	$47,682	$750,196	$797,878	$144

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6—ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY—(continued)

Impaired loans by type for the years ended December 31 were as follows:

(Dollars in Thousands)	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2012
With no Related Allowance:
Construction, Land Dev & Other Land	$7,004	$3,747	$—	$9,784	$—
Commercial & Industrial	1,275	1,275	—	2,046	—
Commercial Real Estate Loans	15,938	13,681	—	18,151	—
Other Loans Secured by 1-4 Family RE	2,897	1,982	—	3,204	8
Loans to Individuals, Family & Personal Expense	201	137	—	262	5
Indirect Consumer	—	—	—	163	16
Other Loans	731	537	—	1,812	—

Total	$28,046	$21,359	$—	$35,422	$29
With a Related Allowance:
Construction, Land Dev & Other Land	$—	$—	$—	$762	$—
Commercial & Industrial	384	384	46	713	—
Commercial Real Estate Loans	419	419	25	2,915	—
Secured Multifamily Residential	489	489	93	333	—
Other Loans	—	—	—	61	—

Total	$1,292	$1,292	$164	$4,784	$—
Total Impaired Loans:
Construction, Land Dev & Other Land	$7,004	$3,747	$—	$10,546	$—
Commercial & Industrial	1,659	1,659	46	2,759	—
Commercial Real Estate Loans	16,357	14,100	25	21,066	—
Secured Multifamily Residential	489	489	93	333	—
Other Loans Secured by 1-4 Family RE	2,897	1,982	—	3,204	8
Loans to Individuals, Family & Personal Expense	201	137	—	262	5
Indirect Consumer	—	—	—	163	16
Other Loans	731	537	—	1,873	—

Total Impaired Loans	$29,338	$22,651	$164	$40,206	$29

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6—ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY—(continued)

(Dollars in Thousands)	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2011
With no Related Allowance:
Construction, Land Dev & Other Land	$55,821	$35,952	$—	$40,510	$5
Commercial & Industrial	4,668	3,545	—	1,766	—
Commercial Real Estate Loans	27,377	18,031	—	30,981	—
Secured Multifamily Residential	—	—	—	98	—
Other Loans Secured by 1-4 Family RE	4,661	3,536	—	3,566	—
Loans to Individuals, Family & Personal Expense	1,483	635	—	191	—
Indirect Consumer	81	79	—	138	15
Other Loans	3,367	3,175	—	2,535	—

Total	$97,458	$64,953	$—	$79,785	$20
With a Related Allowance:
Construction, Land Dev & Other Land	$—	$—	$—	$3,760	$—
Commercial & Industrial	1,662	1,662	202	994	—
Commercial Real Estate Loans	15,131	9,626	1,885	9,012	—
Other Loans Secured by 1-4 Family RE	—	—	—	1,990	—
Loans to Individuals, Family & Personal Expense	—	—	—	64	—

Total	$16,793	$11,288	$2,087	$15,820	$—
Total Impaired Loans:
Construction, Land Dev & Other Land	$55,821	$35,952	$—	$44,270	$5
Commercial & Industrial	6,330	5,207	202	2,760	—
Commercial Real Estate Loans	42,508	27,657	1,885	39,993	—
Secured Multifamily Residential	—	—	—	98	—
Other Loans Secured by 1-4 Family RE	4,661	3,536	—	5,556	—
Loans to Individuals, Family & Personal Expense	1,483	635	—	255	—
Indirect Consumer	81	79	—	138	15
Other Loans	3,367	3,175	—	2,535	—

Total Impaired Loans	$114,251	$76,241	$2,087	$95,605	$20

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

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6—ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY—(continued)

The following table summarizes our loans by type and risk category as of December 31, 2012 and December 31, 2011:

(Dollars in Thousands)

December 31, 2012	Construction, Land Dev	Comm & Industrial	Comm Real Estate	Comm Real Estate Multi	Oth Lns Sec by 1-4 Fam RE	Loans to Individuals	Other Loans and Overdraft	Total
Pass	$16,990	$66,834	$264,745	$14,656	$36,216	$20,446	$8,275	$428,162
Watch	177	10,488	46,438	441	454	—	679	58,677
Special Mention	12,877	5,608	36,862	3,644	1,456	—	—	60,447
Substandard	4,018	20,888	47,914	549	3,025	220	789	77,403

Total	$34,062	$103,818	$395,959	$19,290	$41,151	$20,666	$9,743	624,689

Total Indirect Consumer Credit								22,838

Total loans								$647,527

Indirect Consumer Credit Exposure

Credit Risk Profile Based on Payment Activity

Consumer
Performing	$22,760
Nonperforming	78

Total	$22,838

December 31, 2011	Construction, Land Dev	Comm & Industrial	Comm Real Estate	Comm Real Estate Multi	Oth Lns Sec by 1-4 Fam RE	Loans to Individuals	Other Loans and Overdraft	Total
Pass	$23,558	$73,312	$273,068	$9,246	$37,145	$9,063	$22,822	$448,214
Watch	303	7,832	55,246	5,740	490	—	725	70,336
Special Mention	17,232	6,098	51,243	6,564	2,926	—	—	84,063
Substandard	40,148	37,180	69,790	242	7,351	14,971	4,311	173,993

Total	$81,241	$124,422	$449,347	$21,792	$47,912	$24,034	$27,858	776,606

Total Indirect Consumer Credit								21,272

Total loans								$797,878

Indirect Consumer Credit Exposure

Credit Risk Profile Based on Payment Activity

Consumer
Performing	$21,193
Nonperforming	79

Total	$21,272

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6—ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY—(continued)

Troubled Debt Restructurings (“TDR”)—At December 31, 2012 and 2011, loans of $24.0 million and $51.7 million, respectively, were classified as restructured loans. The restructurings were granted in response to borrower financial difficulty, and provide for a modification of loan repayment terms. As of December 31, 2012 and 2011, no available commitments were outstanding on troubled debt restructurings.

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

All TDR’s on accrual and nonaccrual status are evaluated for loss potential on an individual basis in accordance with Company policy for impaired loans. The loans determined to be collateral dependent are carried at fair value based on current appraisals. Given our allowance for loan loss (“ALLL”) methodology, TDR modifications and defaults have no additional effect on the reserve.

The following tables summarize the Company’s troubled debt restructured loans by type, geographic region, and maturities as of December 31, 2012:

(Dollars in Thousands)

	December 31, 2012 Restructured loans
	Southern Oregon	Mid Oregon	Northern California	Sacramento Valley	Totals	Number of Loans
Construction, Land Dev & Other Land	$—	$1,758	$302	$1,324	$3,384	10
Commercial & Industrial	3,229	—	569	211	4,009	8
Commercial Real Estate Loans	5,662	8,535	153	—	14,350	9
Other Loans Secured by 1-4 Family RE	1,399	—	297	515	2,211	11
Loans to Individuals, Family & Personal Expense	—	25	—	—	25	1

Total restructured loans	$10,290	$10,318	$1,321	$2,050	$23,979	39

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6—ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY—(continued)

(Dollars in Thousands)
Year of Maturity	Amount

2013	$10,122
2014	4,252
2015	4,358
2016	851
2017	202
Thereafter	4,194

Total	$23,979

The following table presents troubled debt restructurings by accrual or nonaccrual status as of December 31, 2012 and 2011:

(Dollars in Thousands)
	December 31, 2012
	Restructured loans
	Accrual Status	Non-accrual Status	Total Modifications
Construction, Land Dev & Other Land	$—	$3,384	$3,384
Commercial & Industrial	3,625	384	4,009
Commercial Real Estate Loans	5,964	8,386	14,350
Other Loans Secured by 1-4 Family RE	863	1,348	2,211
Loans to Individuals, Family & Personal Expense	—	25	25

Total restructured loans	$10,452	$13,527	$23,979

	December 31, 2011
	Restructured loans
	Accrual Status	Non-accrual Status	Total Modifications
Construction, Land Dev & Other Land	$1,452	$28,361	$29,813
Commercial & Industrial	1,289	3,740	5,029
Commercial Real Estate Loans	1,118	13,258	14,376
Other Loans Secured by 1-4 Family RE	211	2,239	2,450

Total restructured loans	$4,070	$47,598	$51,668

As of December 31, 2012, there were 14 borrowers with loans designated as TDR’s that met the criteria for placement back on accrual status. This criteria is a minimum of six months of continuous satisfactory (less than 30 days past-due) payment performance under existing or modified terms, and this payment performance would be expected to continue as documented by analysis based on current financial statements and/or tax returns.

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6—ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY—(continued)

The following tables present newly restructured loans at the net active principal balance on the date of the restructuring by type of modification that occurred during the twelve months ended December 31, 2012 and 2011, respectively. No modification terms included principal forgiveness in the newly restructured loans that occurred during these periods:

(Dollars in Thousands)
	Twelve Months Ended December 31, 2012
	Interest Only	Term	Combination	Total Modifications
Construction, Land Dev & Other Land	$—	$107	$291	$398
Commercial & Industrial	—	48	—	48
Commercial Real Estate Loans	—	2,679	4,155	6,834
Other Loans Secured by 1-4 Family RE	—	671	660	1,331
Loans to Individuals, Family & Personal Expense	—	55	—	55

Total restructured loans	$—	$3,560	$5,106	$8,666

	Twelve Months Ended December 31, 2011
	Interest Only	Term	Combination	Total Modifications
Construction, Land Dev & Other Land	$—	$2,325	$4,858	$7,183
Commercial & Industrial	48	78	3,390	3,516
Commercial Real Estate Loans	—	10,247	960	11,207
Other Loans Secured by 1-4 Family RE	133	—	351	484

Total restructured loans	$181	$12,650	$9,559	$22,390

The following table represents restructured loans that defaulted during the twelve months ended December 31, 2012 and 2011 and within 12 months following their date of restructure:

(Dollars in Thousands)
	Twelve Months Ended
	December 31, 2012	December 31, 2011
Construction, Land Dev & Other Land	$—	$12,606
Commercial Real Estate Loans	2,522	—
Other Loans Secured by 1-4 Family RE	—	2,233

Total restructured loans	$2,522	$14,839

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7—PREMISES AND EQUIPMENT

Premises and equipment at December 31 consisted of the following (in thousands):

(Dollars in Thousands)
	2012	2011
Land and improvements	$12,677	$13,552
Buildings and leasehold improvements	35,188	39,250
Furniture and equipment	17,570	20,304

	65,435	73,106
Less accumulated depreciation and amortization	(24,529)	(26,898)

	40,906	46,208
Construction in progress	9	64

Premises and equipment, net of accumulated depreciation and amortization	$40,915	$46,272

Branch buildings, land parcels, and equipment classified as held-for-sale are included in accrued interest and other assets. These assets have a book value of $1.2 million, which approximates market value. The buildings and equipment were listed for sale after the branch consolidation was completed during the first quarter of 2012. The land parcels had been held for future branch development and are now listed for sale. An impairment charge of $719,000 to reduce the book value to the fair market value was reported in the statement of operations for the year ended December 31, 2012.

Depreciation expense totaled $2.2 million, $2.8 million, and $2.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.

At December 31, 2012, there were no new construction contracts for new branches.

NOTE 8—CORE DEPOSIT INTANGIBLES

At December 31, 2012 and 2011, PremierWest had $1.4 million and $2.0 million of core deposit intangibles, respectively, net of accumulated amortization of $5.9 million and $5.3 million, respectively. For each of the years ending December 31, 2012, 2011 and 2010, PremierWest recorded amortization expense related to these core deposit intangibles totaling $547,000, $499,000, and $959,000 respectively.

The table below presents the estimated amortization expense for the core deposit intangibles acquired in all mergers for each of the next five years:

(Dollars in Thousands)
Year	Estimated Amount
2013	602
2014	291
2015	167
2016	172
2017	211

$1,443

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9—INCOME TAXES

The provision (benefit) for income taxes for the years ended December 31 was as follows (in thousands):

(Dollars in Thousands)	2012	2011	2010
Current expense:
Federal	$15	$—	$(345)
State	53	70	53

	68	70	(292)

Deferred expense (benefit):
Federal	(4,434)	(6,257)	(957)
State	(711)	(1,190)	(580)
Valuation allowance	5,145	7,447	1,963

	—	—	426

Provision for income taxes	$68	$70	$134

The provision for income taxes results in effective tax rates that are different than the federal income tax statutory rate. Differences for the years ended December 31 are as follows (in thousands):

(Dollars in Thousands)
	2012		2011		2010
	Amount	Rate	Amount	Rate	Amount	Rate
Expected federal income tax provision at statutory rate	$(3,968)	35.00%	$(5,243)	35.00%	$(1,689)	35.00%
State income taxes, net of federal effect	(661)	5.83%	(881)	5.88%	(338)	7.01%
Effect of non-taxable interest income, net	(92)	0.81%	(120)	0.80%	(160)	3.32%
Effect of non-taxable increases in the cash surrender value of life insurance	(195)	1.72%	(203)	1.36%	(217)	4.50%
Stock-based compensation	9	-0.08%	17	-0.11%	91	-1.90%
Increase in valuation allowance	5,145	-45.37%	7,447	-49.71%	1,963	-40.68%
Estimated impact of Section 382	8	-0.07%	(331)	2.21%	832	-17.24%
Other, net	(178)	1.57%	(616)	4.10%	(348)	7.22%

Provision for income taxes	$68	-0.59%	$70	-0.47%	$134	-2.77%

The change in the valuation allowance is due to net operating losses established during the year due to taxable losses incurred and the impact of the Bank’s preliminary Internal Revenue Code Section 382 analysis.

Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of net operating loss and credit carryforwards may be limited in the event a cumulative change in ownership of more than 50 percent occurs within a three-year period. We determined that such an ownership change occurred as of March 19, 2010 as a result of stock issuances. This ownership change resulted in limitations on the utilization of tax attributes, including net operating loss carryforwards and tax credits. Approximately $6.3 million of our Oregon net operating loss carryforwards and $165,000 of Oregon tax credits have been effectively eliminated. Pursuant to Section 382, a portion of the limited net operating loss carryforwards and credits becomes available for use each year. Approximately $3.7 million, $2.6 million, and $1.1 million of the restricted federal and Oregon net operating losses and tax credits and California net operating loss carryforwards, respectively, will become available each year during future years to offset taxable income.

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9—INCOME TAXES—(continued)

The Bank’s deferred tax assets and valuation allowance have been reduced by $0.4 million to reflect the estimated impact of Section 382 limitations on the utilization of the Oregon net operating loss carryforwards and tax credits. The impact is also reflected in the reconciliation of the income tax (benefit) provision for the years 2010 through 2012.

The components of the net deferred tax asset as of December 31 were approximately as follows (in thousands):

(Dollars in Thousands)
	2012	2011
Assets:
Allowance for loan losses	$8,182	$9,217
Benefit plans	4,998	3,638
Intangibles	1,386	1,453
State tax credits	368	480
Net operating loss	24,373	20,995
Other	10,020	8,883

Total deferred tax assets	49,327	44,666

Liabilities:
Net unrealized gains on investment securities available-for-sale	2,948	2,005
FHLB stock dividends	358	357
Premises and equipment	2,370	2,753
Loan origination costs	995	981
Prepaids	546	610
Deferred revenue	—	10
Other	331	373

Total deferred tax liabilities	7,548	7,089

Net deferred tax asset subtotal	41,779	37,577
Valuation allowance	(41,779)	(37,577)

Net deferred tax asset	$—	$—

A $55.2 million federal net operating loss carryforward is available to offset future federal taxable income. This net operating loss will begin to expire in 2029 if not utilized in an earlier period. After the impact of the estimated Section 382 analysis, an Oregon net operating loss carryforward of $67.3 million is available to offset future Oregon taxable income, which will begin to expire in 2023 if not utilized in an earlier period. After the impact of the estimated Section 382 analysis, a California net operating loss carryforward of $28.5 million is available to offset future California taxable income which will begin to expire in 2028 if not utilized in an earlier period. Federal general business credits of $1.2 million are available to offset future taxable income and will begin to expire in 2028. Federal alternative minimum tax credits of $503,000 are available to offset future federal income tax. These credits have no expiration.

After the impact of the estimated Section 382 analysis, the state tax credits include purchased tax credits totaling $73,000 and $163,000 at December 31, 2012 and 2011, respectively. These purchased tax credits consist of State of Oregon Business Energy Tax Credits (“BETC”) that will be utilized to offset future Oregon income taxes. The

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9—INCOME TAXES—(continued)

Company made BETC purchases in 2006 through 2012. The purchased credits expire after 8 years but are expected to be utilized within 5 years of purchase. Additional state tax credits include California Hiring credits and California Low-Income Housing credits. Neither of these credits has an expiration period; however, the California Hiring credit is dependent upon the Company continuing to transact business in the related Enterprise Zone.

The 2012 increase in the net deferred tax asset valuation allowance of approximately $4.2 million included the effect of $943,000 related to unrealized gains and losses on securities available-for-sale that was allocated to other comprehensive income.

Management believes, based upon the Bank’s expected performance, that it is more likely than not that the deferred tax assets will not be recognized in the normal course of operations within the next business cycle and, accordingly, Management has reduced the entire net deferred tax asset by a corresponding valuation allowance.

The Bank holding company was notified in 2011 that tax years 2008 and 2009 would be subject to an IRS audit. This audit was required because the Bank received a refund greater than $2 million dollars from amending returns for those years to utilize an net operating loss carryback. This audit was concluded during the third quarter 2012 resulting in changes between tax years for the carryback and carryforward of the net operating loss deductions, but with no additional cash paid for taxes in the current year. The IRS has submitted their audit report to the congressional Joint Committee on Taxation. Approval of their report is still pending, although no changes are anticipated.

NOTE 10—TIME DEPOSITS

Time deposits of $100,000 and over totaled approximately $127.3 million and $168.3 million at December 31, 2012 and 2011, respectively.

At December 31, 2012, the scheduled annual maturities for all time deposits were as follows (in thousands):

(Dollars in Thousands)
Years ending December 31, 2013	$222,369
2014	57,707
2015	16,368
2016	22,719
2017	9,786
Thereafter	346

$329,295

The Company had $241,000 brokered deposits at December 31, 2012 and 2011.

NOTE 11—FEDERAL FUNDS PURCHASED

The Bank maintains Federal funds lines with correspondent banks and the Federal Reserve discount window as a backup source of liquidity. Federal funds purchased generally mature within one to four days from the transaction date. The Federal Funds purchased balance at both December 31, 2012 and 2011 was zero. The Bank had approximately $15.0 million of Federal Funds lines available to draw against with correspondent banks. In addition, certain qualifying loans totaling approximately $15.8 million were pledged to provide for an additional available borrowing capacity of approximately $9.0 million with the Federal Reserve discount window as of December 31, 2012.

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12—FEDERAL HOME LOAN BANK BORROWINGS AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Bank had no long-term borrowings outstanding with the Federal Home Loan Bank (“FHLB”) at December 31, 2012 or 2011. The Bank paid the FHLB borrowings in full during 2011. The Bank also participates in the Cash Management Advance (“CMA”) program with the FHLB. CMA borrowings are short-term borrowings that mature within one day and accrue interest at the variable rate as published by the FHLB. As of December 31, 2012 and 2011, the Bank had no outstanding CMA borrowings. All outstanding borrowings with the FHLB are collateralized as provided for under the Advances, Security and Deposit Agreement between the Bank and the FHLB and include the Bank’s FHLB stock and any funds or investment securities held by the FHLB that are not otherwise pledged for the benefit of others. At December 31, 2012, the Company maintained a line of credit with the FHLB of Seattle with available credit of $55.7 million and was in compliance with its related collateral requirements.

During the first quarter of 2011, the Company began a program to sell securities under agreements to repurchase. At December 31, 2012, the Bank had $5.4 million securities sold under agreements to repurchase with a maximum balance at any month end during the year of $7.3 million, a weighted average yearly balance of $5.0 million, and interest of 0.30% during the year. At December 31, 2011, the Bank had $4.2 million securities sold under agreements to repurchase with a maximum balance at any month end during the year of $6.9 million, a weighted average yearly balance of $3.8 million, and an interest range of 0.30% to 0.50% during the year.

NOTE 13—JUNIOR SUBORDINATED DEBENTURES

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

Following are the terms of the junior subordinated debentures as of December 31, 2012:

(Dollars in Thousands)
Trust Name	Issue Date	Issued Amount	Rate	Maturity Date	Redemption Date
PremierWest Statutory Trust I	December 2004	$7,732,000	LIBOR + 1.75%(1)	December 2034	December 2009
PremierWest Statutory Trust II	December 2004	7,732,000	LIBOR + 1.79%(2)	March 2035	March 2010
Stockmans Financial Trust I	August 2005	15,464,000	LIBOR + 1.42%(3)	September 2035	September 2010

		$30,928,000

(1)	PremierWest Statutory Trust I was bearing interest at the fixed rate of 5.65% until mid-December 2009, at which time it changed to a variable rate of 3-month LIBOR (0.311% at December 27, 2012) plus 1.75% or 2.061%, adjusted quarterly, through the final maturity date in December 2034.
(2)	PremierWest Statutory Trust II was bearing interest at the fixed rate of 5.65% until March 2010, at which time it changed to the variable rate of 3-month LIBOR (0.308% at December 17, 2012) plus 1.79% or 2.098%, adjusted quarterly, through the final maturity date in March 2035.

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13—JUNIOR SUBORDINATED DEBENTURES—(continued)

(3)	Stockmans Financial Trust I was bearing interest at the fixed rate of 5.93% until September 2010, at which time it changed to the variable rate of 3-month LIBOR (0.308% at December 17, 2012) plus 1.42% or 1.728%, adjusted quarterly, through the final maturity date in September 2035.

The Oregon Department of Consumer and Business Services, which supervises banks and bank holding companies through its Division of Finance and Corporate Securities, and the Federal Reserve have policies that encourage banks and bank holding companies to pay dividends from current earnings, and have the general authority to limit the dividends paid by banks and bank holding companies, respectively. The Company does not expect to be in a position to pay interest payments on trust preferred securities without regulatory approval or until the Bank is considered “well-capitalized” and has satisfied conditions in its regulatory agreement (see Note 2). The Company is permitted to defer such interest payments for up to 20 consecutive quarters, but during a deferral period it is prohibited from making dividend payments on its capital stock. The amount of accrued and unpaid interest was approximately $3.0 million as of December 31, 2012. At December 31, 2012, the Company had deferred payment of interest for 13 consecutive quarters.

NOTE 14—OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

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

A summary of the Bank’s off-balance sheet financial instruments at December 31 is as follows (in thousands):

(Dollars in Thousands)
	December 31, 2012	December 31, 2011
Commitments to extend credit	$69,716	$72,637
Standby letters of credit	5,924	6,062
Overdraft protection for demand deposit accounts	230	270

Total off-balance sheet financial instruments	$75,870	$78,969

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

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14—OFF-BALANCE SHEET FINANCIAL INSTRUMENTS—(continued)

The Bank also maintains a reserve against these off-balance sheet financial instruments. The amount of the reserve was $311,000 at December 31, 2012 which was an increase of $213,000 from December 31, 2011. This increase was incurred to enhance our provision for off-balance sheet credit risk as part of a revision of the Company’s allowance for loan and lease losses methodology.

NOTE 15—TRANSACTIONS WITH RELATED PARTIES

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

An analysis of the activity with respect to loans outstanding to directors and executive officers of the Bank and their affiliates for the years ended December 31 is as follows (in thousands):

(Dollars in Thousands)
	2012	2011
Beginning balance	$20,771	$24,058
Additions	141	424
Repayments	(2,262)	(3,711)

Ending balance	$18,650	$20,771

Deposits held for executive officers and directors at December 31, 2012 and 2011, were approximately $4.4 million and $4.0 million, respectively.

NOTE 16—COMMITMENTS AND CONTINGENCIES

Operating lease commitments—As of December 31, 2012, the Bank leased certain properties from unrelated third parties. Future minimum lease commitments pursuant to these operating leases are as follows (in thousands):

(Dollars in Thousands)
Years ending December 31, 2013	$705
2014	543
2015	528
2016	359
2017	342
Thereafter	1,882

$4,359

Rental expense for all operating leases was $775,000, $1.0 million, and $1.2 million for the years ended December 31, 2012, 2011, and 2010, respectively.

Legal contingencies—In the ordinary course of business, the Bank may become involved in litigation arising from normal banking activities. Based on currently available information, Management believes that the ultimate

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16—COMMITMENTS AND CONTINGENCIES—(continued)

outcome of these matters, individual and in the aggregate, will not have a material adverse effect on our financial position or overall trends in results of operations. However, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages or an injunction prohibiting us from selling one or more products. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the financial position and results of operations of the period in which the ruling occurs or in future periods.

NOTE 17—BENEFIT PLANS

401(k) profit sharing plan—The Bank maintains a 401(k) profit sharing plan (the Plan) that covers substantially all full-time employees. Employees may make voluntary tax deferred contributions to the Plan, and the Bank’s contributions to the Plan are at the discretion of the Board of Directors, not to exceed the amount deductible for federal income tax purposes. Employees vest in the Bank’s contributions to the Plan over a period of six years. Total amounts charged to operations under the Plan were approximately $162,000, $189,000, and $205,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

Executive supplemental retirement and severance plans—In connection with previous acquisitions of United Bancorp, Timberline Bancshares, Inc., Mid Valley Bank and Stockmans Bank, the Company entered into or assumed various severance, non-compete, deferred compensation, retirement agreements, and continuing benefit agreements with previous executives and Board members of the acquired companies. These plans provide for retirement benefits that increase annually until each executive reaches retirement age and will be paid out over a period ranging from 15 years to life. The deferred compensation plan provides interest on income previously earned for which receipt was deferred for tax purposes. As of December 31, 2012 and 2011, the Bank’s recorded liability pursuant to these agreements was $12.3 million and $8.9 million respectively. Payments on these plans are made monthly and will continue until the liabilities are paid in full. The expenses related to these agreements were $4.1 million, $684,000, and $936,000 for the years ended December 31, 2012, 2011 and 2010, respectively. To support its obligations under these arrangements, the Bank has acquired bank-owned life insurance policies. These policies had aggregate cash surrender values of $16.4 million and $15.9 million as of December 31, 2012 and 2011, respectively. A death benefit payout on bank-owned life insurance policies of $241,000 was received in 2011. The income attributed to the increase in the cash surrender value of the bank-owned life insurance policies was $488,000, $508,000, and $542,000 for the years ended December 31, 2012, 2011, and 2010, respectively.

During 2012, a liability of $2.8 million was recorded to recognize post-retirement health insurance benefits (“PRBO”) committed in prior years to certain current and former directors and officers. The PRBO liability represents the actuarial calculation of the present value of vested benefits expected to be paid to individuals during the retirement period based on the expected retirement date and term of benefits.

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18—BASIC AND DILUTED LOSS PER COMMON SHARE

The following summarizes the calculations for basic and diluted loss per common share, after giving retroactive effect for stock dividends and the 1-for-10 reverse stock split, for the years ended December 31, (in thousands, except per share amounts):

	Net Loss Available to Common Shareholders (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
2012
Basic loss per common share (loss available to common shareholders net of $2.5 million preferred share dividends declared and accretion of discount)	$(13,935)	10,034,741	$(1.39)

Diluted loss per common share	$(13,935)	10,034,741	$(1.39)

2011
Basic loss per common share (loss available to common shareholders net of $2.6 million preferred share dividends declared and accretion of discount)	$(17,616)	10,035,241	$(1.76)

Diluted loss per common share	$(17,616)	10,035,241	$(1.76)

2010
Basic loss per common share (loss available to common shareholders net of $2.5 million preferred share dividends declared and accretion of discount)	$(7,492)	8,318,042	$(0.90)

Diluted loss per common share	$(7,492)	8,318,042	$(0.90)

As of December 31, 2012, 2011, and 2010, stock options for approximately 62,000, 75,000, and 85,000 shares, respectively, were not included in the computation of diluted earnings per share as their inclusion would have been anti-dilutive.

NOTE 19—PREFERRED STOCK

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

In connection with the issuance and sale of the Company’s securities, the Company entered into a Letter Agreement including the Securities Purchase Agreement-Standard Terms, dated February 13, 2009, with the United States Department of the Treasury (the “TARP Agreement”). The TARP Agreement contains limitations on the payment of quarterly cash dividends on the Company’s common stock in excess of $0.057 per share and on the Company’s ability to repurchase its common stock. The TARP Agreement also grants the holders of the Series B Preferred Stock, the Warrant and the common stock to be issued under the Warrant registration rights, and subjects the Company to executive compensation limitations included in the Emergency Economic

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19—PREFERRED STOCK—(continued)

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

While payments have not been made since the third quarter of 2009, or the last thirteen quarters, the Company has continued to accrue dividends through the fourth quarter of 2012. As of December 31, 2012, accrued and unpaid dividends totaled approximately $7.1 million and are included within accrued interest and other liabilities on the balance sheet.

NOTE 20—STOCK OPTION PLAN

At December 31, 2012, PremierWest Bancorp had one active equity incentive plan – the 2011 Stock Incentive Plan (“2011 Plan”). Upon the recommendation of the Compensation Committee, the Board of Directors adopted the PremierWest Bancorp 2011 Plan effective February 24, 2011, subject to shareholder approval, which was received at the Annual Shareholder Meeting on May 26, 2011. The 2011 Plan authorizes the issuance of up to 500,000 shares of common stock, all of which were available for issuance at December 31, 2011. With the adoption of the 2011 Plan, no further grants will be made under the 2002 Plan. At December 31, 2012, there were unexercised grants totaling 48,213 shares, all of which had been made under the 1992 Plan or the 2002 Plan.

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

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20—STOCK OPTION PLAN—(continued)

During the year ended December 31, 2012, stock option activity was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Stock options outstanding, 12/31/2011	74,743	$91.75
Issued	—	—
Forfeited	(5,145)	93.82
Expired	(7,456)	51.57

Stock options outstanding, 12/31/2012	62,142	96.40	3.19	$—

Stock options exercisable, 12/31/2012	48,213	$96.83	2.64	$—

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

The following schedule reflects the weighted-average assumptions included in this model as it relates to the valuation of options granted for the periods indicated:

2010
Risk-free interest rate	2.5%
Expected dividend	0.00%
Expected life, in years	7.0
Expected volatility	64%

There were no stock options granted or restricted stock grants during the year ended 2012 or 2011. There were 500 restricted stock grants forfeited during the year ended December 31, 2012. There were 750 restricted stock grants issued during the year ended 2011. As of December 31, 2012, there were 750 restricted stock grants outstanding, all expected to fully vest between 2016 and 2018.

The weighted-average grant date fair value of restricted stock grants for the year ended 2011 was $3.30. The weighted-average grant date fair value of stock options granted during the year ended 2010 was $5.70.

The following table presents the unrecognized stock-based compensation as of or for the years ended December 31, 2012, 2011, and 2010. No stock options were exercised for the years ended December 31, 2012 or 2011. At December 31, 2012, unrecognized stock-based compensation expense for stock options and restricted stock grants will be expensed over a weighted-average period of approximately 1.0 years and 2.7 years, respectively.

	2012	2011	2010
Unrecognized stock-based compensation	$184,383	$320,222	$459,222
Unrecognized restricted stock awards	$1,795	$2,154	$—

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20—STOCK OPTION PLAN—(continued)

Accounting for “Share-Based Payment” requires that the cash flows from the tax benefits resulting from tax deductions in excess of the compensation expense recognized for stock options (excess tax benefits) be reported as financing cash flows. There were no excess tax benefits classified as financing cash inflows for the years ended December 31, 2012, 2011, and 2010.

Stock-based compensation expense recognized under the standard was $116,000 with a related tax benefit of $46,000 for the year ended December 31, 2012, compared to stock-based compensation expense of $146,000, with a related tax benefit of $58,400, for the year ended December 31, 2011, and $372,000, with a related tax benefit of $148,800, for the year ended December 31, 2010.

Information regarding the number, weighted-average exercise price and weighted-average remaining contractual life of options by range of exercise price at December 31, 2012, is as follows:

	Options Outstanding			Exercisable Options
Exercise Price Range	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)
$0.00 – $50.00	515	$35.03	6.39	93	$41.13	6.16
$50.01 – $75.00	6,486	53.89	0.80	6,082	53.32	0.48
$75.01 – $90.00	21,271	86.40	3.94	12,815	84.50	3.01
$90.01 – $125.00	27,398	101.09	3.06	22,751	98.55	2.76
$125.01 – $150.00	684	131.84	4.05	684	131.84	4.05
$150.01 – $175.00	5,788	159.81	3.25	5,788	159.81	3.25

	62,142	$96.40	3.19	48,213	$96.83	2.64

NOTE 21—REGULATORY MATTERS

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

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21—REGULATORY MATTERS—(continued)

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

PremierWest’s and the Bank’s actual and required capital amounts and ratios are presented in the following tables (in thousands):

(Dollars in Thousands)	Actual		Regulatory Minimum To Be Adequately Capitalized		Regulatory Minimum To Be Well-Capitalized Under the Consent Order Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2012
Tier 1 capital (to average assets)
Company	$86,143	7.48%	$46,067	≥ 4.0%	N/A	N/A
Bank	$103,002	8.95%	$46,010	≥ 4.0%	$57,512	≥ 5.0%
Tier 1 capital (to risk-weighted assets)
Company	$86,143	10.70%	$32,213	≥ 4.0%	N/A	N/A
Bank	$103,002	12.80%	$32,199	≥ 4.0%	$48,299	≥ 6.0%
Total capital (to risk-weighted assets)
Company	$104,422	12.97%	$64,427	≥ 8.0%	N/A	N/A
Bank	$113,173	14.06%	$64,398	≥ 8.0%	$80,498	≥ 10.0%

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21—REGULATORY MATTERS—(continued)

	Actual		Regulatory Minimum To Be Adequately Capitalized		Regulatory Minimum To Be Well-Capitalized Under the Consent Order Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2011
Tier 1 capital (to average assets)
Company	$103,410	8.01%	$51,670	≥ 4.0%	N/A	N/A
Bank	$112,578	8.72%	$51,614	≥ 4.0%	$64,517	≥ 5.0%
Tier 1 capital (to risk-weighted assets)
Company	$103,410	10.80%	$38,299	≥ 4.0%	N/A	N/A
Bank	$112,578	11.77%	$38,273	≥ 4.0%	$57,409	≥ 6.0%
Total capital (to risk-weighted assets)
Company	$119,162	12.45%	$76,598	≥ 8.0%	N/A	N/A
Bank	$124,672	13.03%	$76,546	≥ 8.0%	$95,682	≥ 10.0%

NOTE 22—FAIR VALUE MEASUREMENTS

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

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22—FAIR VALUE MEASUREMENTS—(continued)

The Company used the following methods and significant assumptions to estimate fair value for its assets measured and carried at fair value on a recurring basis in the financial statements:

Investment securities available-for-sale—Securities classified as available-for-sale are reported at fair value utilizing Level 1 and 2 inputs. However, as practically expedient, all securities are reported as utilizing Level 2 inputs. Fair values for investment securities are based on quoted market prices or the market values for comparable securities. The Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. Available-for-sale securities are the only balance sheet category the Company accounts for at fair value on a recurring basis.

The following table presents information about these securities and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

(Dollars in Thousands)	Fair Value Measurements At December 31, 2012, Using
Description	Fair Value 12/31/2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
Collateralized mortgage obligations	$137,619	$—	$137,619	$—
Mortgage-backed securities	106,450	—	106,450	—
Obligations of states and political subdivisions	81,161	—	81,161	—

Total assets measured at fair value	$325,230	$—	$325,230	$—

	Fair Value Measurements At December 31, 2011, Using
Description	Fair Value 12/31/2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
Collateralized mortgage obligations	$134,416	$—	$134,416	$—
Mortgage-backed securities	71,773	—	71,773	—
U.S. Government and agency securities	41,093	—	41,093	—
Obligations of states and political subdivisions	66,878	—	66,878	—

Total assets measured at fair value	$314,160	$—	$314,160	$—

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

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22—FAIR VALUE MEASUREMENTS—(continued)

identified as impaired, at the lower of cost or fair value less selling costs (“net realizable value”). As a practical expedient, fair value may be measured based on a loan’s observable market price or the underlying collateral securing the loan. Collateral may be real estate or business assets including equipment. The value of collateral is generally determined based on independent appraisals.

Other Real Estate and Foreclosed Assets—Other real estate and foreclosed assets (“OREO”) acquired through foreclosure or deeds in lieu of foreclosure are carried at fair value, less costs to sell, or estimated net realizable value utilizing current property appraisal valuations. When property is acquired, any excess of the loan balance over the estimated net realizable value is charged to the allowance for loan losses. Holding costs, subsequent write-downs to net realizable value, if any, or any disposition gains or losses are included in non-interest expense. The Bank had $25.4 million and $22.8 million in OREO at December 31, 2012, and December 31, 2011, respectively.

The following table presents the fair value measurement for non-earning assets as of December 31, 2012, and December 31, 2011, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value on a non-recurring basis:

(Dollars in Thousands)	Fair Value Measurements As of December 31, 2012, Using
Description	Fair Value 12/31/2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total period losses included in earnings
Other real estate owned and foreclosed assets	$25,357	$—	$—	$25,357	$(4,261)
Loans measured for impairment, net of specific reserves	13,920	—	—	13,920	(6,910)

Total impaired assets measured at fair value	$39,277	$—	$—	$39,277	$(11,171)

	Fair Value Measurements As of December 31, 2011, Using
Description	Fair Value 12/31/2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total period losses included in earnings
Other real estate owned and foreclosed assets	$22,829	$—	$—	$22,829	$(8,950)
Loans measured for impairment, net of specific reserves	36,525	—	—	36,525	(19,677)

Total impaired assets measured at fair value	$59,354	$—	$—	$59,354	$(28,627)

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22—FAIR VALUE MEASUREMENTS—(continued)

As of December 31, 2012, and 2011, all non-performing loans were considered impaired and were measured for impairment. The table below shows the detail of the various categories of impaired loans:

(Dollars in Thousands)	As of December 31, 2012	As of December 31, 2011
Impaired loans with charge-offs to date (1)	$13,066	$27,324
Impaired loans with specific reserves	1,018	7,600
Impaired loans with both specific reserves and charge-offs loan-to-date (1)	—	3,688

Subtotal impaired loans with specific reserves and/or charge-offs loan-to-date	14,084	38,612
Specific reserves associated with impaired loans	(164)	(2,087)

Total fair value of loans measured for impairment, net of specific reserves	$13,920	$36,525

Impaired loans without charge-offs or specific reserves	$8,567	$37,629
Loans with specific reserves and/or charge-offs loan-to-date	14,084	38,612

Total impaired loans	$22,651	$76,241

(1)	Represents loans reduced for charge-offs incurred from inception of the loans

As this standard excludes certain financial instruments and all non-financial instruments from its disclosure requirements, any aggregation of the fair value amounts presented in the following table would not represent the underlying value of the Bank.

The following tables present information about the level in the fair value hierarchy for the Company’s assets and liabilities that are not measured on a recurring basis as of December 31, 2012 and 2011.

(Dollars in Thousands)	December 31, 2012	Fair Value at December 31, 2012
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$80,252	$80,252	$80,252	$—	$—
Interest-bearing certificates of deposit
(original maturities greater than 90 days)	1,500	1,500	1,500	—	—
Investment securities - CRA	4,949	4,949	—	4,949	—
Restricted equity investments	2,978	2,978	—	2,978	—
Loans held-for-sale	371	371	—	371	—
Loans	647,527	649,254	—	—	649,254
Accrued interest receivable	4,069	4,069	4,069	—	—

Financial liabilities:
Deposits	$1,006,184	$1,009,601	$—	$1,009,601	$—
Securities sold under agreements to repurchase	5,353	5,353	—	5,353	—
Junior subordinated debentures	30,928	9,146	—	—	9,146
Accrued interest payable	3,176	3,176	3,176	—	—

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22—FAIR VALUE MEASUREMENTS—(continued)

(Dollars in Thousands)	December 31, 2011	Fair Value at December 31, 2011
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$71,349	$71,349	$71,349	$—	$—
Interest-bearing certificates of deposit
(original maturities greater than 90 days)	1,500	1,500	1,500	—	—
Investment securities - CRA	2,000	2,000	—	2,000	—
Restricted equity investments	3,255	3,255	—	3,255	—
Loans held-for-sale	810	810	—	810	—
Loans	797,878	799,218	—	—	799,218
Accrued interest receivable	4,567	4,567	4,567	—	—

Financial liabilities:
Deposits	$1,127,749	$1,133,695	$—	$1,133,695	$—
Securities sold under agreements to repurchase	4,241	4,241	—	4,241	—
Junior subordinated debentures	30,928	12,999	—	—	12,999
Accrued interest payable	2,536	2,536	2,536	—	—

NOTE 23—PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for PremierWest (parent company only) is presented as follows (in thousands):

CONDENSED BALANCE SHEETS

(Dollars in Thousands)

	December 31,
	2012	2011
ASSETS
Cash and cash equivalents	$836	$1,075
Investment in subsidiary	112,117	119,883
Other assets	1,442	1,609

Total assets	$114,395	$122,567

LIABILITIES
Junior subordinated debentures	$30,928	$30,928
Other liabilities	10,106	7,274

Total liabilities	41,034	38,202
SHAREHOLDERS’ EQUITY	73,361	84,365

Total liabilities and shareholders’ equity	$114,395	$122,567

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23—PARENT COMPANY FINANCIAL INFORMATION—(continued)

CONDENSED STATEMENTS OF OPERATIONS

(Dollars in Thousands)

	Years Ended December 31,
	2012	2011	2010
Operating income	$37	$21	$46
Interest expense	(766)	(615)	(1,102)
Other operating expense	(555)	(471)	(759)

Income (loss) before equity in undistributed net loss of subsidiary	(1,284)	(1,065)	(1,815)
Undistributed net loss of subsidiary	(10,123)	(13,986)	(3,144)

NET LOSS	(11,407)	(15,051)	(4,959)
PREFERRED STOCK DIVIDENDS AND DISCOUNT ACCRETION	2,528	2,565	2,533

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(13,935)	$(17,616)	$(7,492)

CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Years Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,407)	$(15,051)	$(4,959)
Adjustments to reconcile net income to net cash from operating activities:
Undistributed net loss of subsidiary	10,123	13,986	3,144
Other, net	929	590	2,845

Net cash (used in) provided by operating activities	(355)	(475)	1,030

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Bank subsidiary	—	—	(32,503)
Advances made to Bank subsidiary	—	—	1,462
Repayment of advances made to Bank subsidiary	—	—	(1,462)

Net cash used in investing activities	—	—	(32,503)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash paid for fractional shares in connection with 1-for-10 reverse stock split	—	(1)	—
Proceeds from issuance of common stock	—	—	32,503
Other, net	116	—	(750)

Net cash (used in) provided by financing activities	116	(1)	31,753

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(239)	(476)	280
CASH AND CASH EQUIVALENTS, Beginning of year	1,075	1,551	1,271

CASH AND CASH EQUIVALENTS, End of year	$836	$1,075	$1,551

PREMIERWEST BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24—SUBSEQUENT EVENT

On October 29, 2012, PremierWest Bancorp entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Starbuck Bancshares, Inc., a Minnesota corporation (“Starbuck”), and Pearl Merger Sub Corp., an Oregon corporation and a newly formed subsidiary of Starbuck (“Merger Sub”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, including regulatory and shareholder approval, PremierWest will merge (the “Merger”) with and into Merger Sub, with Merger Sub as the surviving corporation. The parties contemplate in the Merger Agreement that immediately following the Merger, PremierWest Bank will merge with and into AmericanWest Bank, a wholly owned subsidiary of Starbuck, with AmericanWest Bank as the surviving bank. The Board of Directors of each of PremierWest, Starbuck and Merger Sub adopted and approved the Merger Agreement and the transactions contemplated thereby, and the parties have received all necessary regulatory approvals. A copy of the Merger Agreement is included as Exhibit 2.1 to PremierWest Bancorp’s Form 8-K filed October 30, 2012.

A special meeting of shareholders was held on February 19, 2013, asking shareholders to consider and vote on the approval of the Merger Agreement. The meeting was adjourned until March 13, 2013, to provide the Company with additional time to solicit proxies from its shareholders. The reconvened special meeting of shareholders held March 13, 2013, was further adjourned until March 28, 2013 to provide additional time to solicit proxies on the merger proposal.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Evaluation of Disclosure Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures, as defined in the Exchange Act as of December 31, 2012, for the period covered by this Annual Report, on Form 10-K. Our Chief Executive Officer and our Chief Financial Officer participated in this evaluation. Based upon that evaluation they concluded that our disclosure controls and procedures were effective as of the end of the period covered by the report.

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

No change occurred during any quarter in 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Management’s report on internal control over financial reporting is set forth below, and should be read with these limitations in mind.

Management’s Report on Internal Control over Financial Reporting

Our Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. Management conducted an assessment of the effectiveness of internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment and those criteria, we believe that, as of December 31, 2012, the Company maintained effective internal control over financial reporting.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, has been audited by MOSS ADAMS LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

John L. Anhorn, age 70, currently serves as Chairman of PremierWest Bank, a position he has held since December 2008. Prior to December of 2008, Mr. Anhorn served as Chief Executive Officer of PremierWest Bancorp, and has been a director since its formation and served as a director of its predecessor, Bank of Southern Oregon, since May 1998. Mr. Anhorn also serves as a director of PremierWest Bancorp’s subsidiary, PremierWest Bank. Mr. Anhorn previously served as President of Western Bank until April 1997, when Western Bank was acquired by Washington Mutual Bank. Mr. Anhorn has over 47 years’ experience in the banking industry.

James M. Ford, age 54, is PremierWest Bancorp’s and PremierWest Bank’s President & Chief Executive Officer, and a director of PremierWest Bancorp and its subsidiary, PremierWest Bank. Mr. Ford was appointed President of PremierWest Bancorp and its subsidiary PremierWest Bank in October 2006 and at the same time joined the Boards of Directors of PremierWest Bancorp and PremierWest Bank. Mr. Ford joined PremierWest in March 2006 as part of a multi-year executive succession plan. He initially held the position of Senior Executive Vice President with direct responsibility for PremierWest Bank’s network of branches in Oregon and California, and PremierWest Bank’s Mortgage Division and PremierWest Finance Company. Mr. Ford’s career spans over 30 years in the financial services industry including roles as Executive Vice President of Planning and Development and Executive Vice President & Chief Operating Officer. Among other duties, he serves on the Board of Directors of the Oregon Bankers Association. He is a graduate of the University of Oregon and of the Pacific Coast Banking School at University of Washington.

Richard R. Hieb, age 68, served, prior to his retirement in 2011, as Senior Executive Vice President & Chief Operating Officer of PremierWest Bancorp and PremierWest Bank since March 2005, and has been a director of PremierWest Bancorp since its formation; and served as a director of PremierWest Bank and its predecessor, Bank of Southern Oregon, since May 1998. Prior to his appointment as Senior Executive Vice President, Mr. Hieb served as Executive Vice President & Chief Operating Officer of PremierWest Bancorp and PremierWest Bank, and its predecessor Bank of Southern Oregon. Previous to his employment with PremierWest, Mr. Hieb was Executive Vice President & Chief Administrative Officer of Western Bank, until it was acquired by Washington Mutual Bank in April 1997. Mr. Hieb has in excess of 47 years’ experience in the banking industry.

John A. Duke, age 74, is currently a director and served as Chairman of the Board of PremierWest Bancorp since its formation until July 2012. He also served as a director with its predecessor, Bank of Southern Oregon, since its organization in 1990. Mr. Duke also served as a director for Jefferson State Bank, Medford, Oregon, until it was acquired by First Interstate Bank. For over five years Mr. Duke has been self-employed, managing his investments, including real estate, Superior Health Club and Superior Air Center, Inc., a Medford, Oregon based Aviation Company that provides services for privately owned aircraft and is the parent company of Million Air Medford a full service fixed base operator.

Patrick G. Huycke, age 63, is the Chairman of the Board and has served as a director of PremierWest Bancorp since its formation, and served as a director of its predecessor, Bank of Southern Oregon, since 1994. For over five years Mr. Huycke has been a partner in the law firm, Huycke, O’Connor & Jarvis, LLP. Mr. Huycke received his law degree from Willamette University and has practiced law since 1975.

Rickar D. Watkins, age 67, previously served as a director of United Bancorp and its subsidiary, Douglas National Bank, from 1993 until its merger with PremierWest Bancorp in May 2000, at which time he joined the Board of PremierWest Bancorp. Mr. Watkins is the Chief Executive Officer of Rick’s Medical Supply, Inc., a company he founded in 1974.

Brian R. Pargeter, age 69, previously served as a director of United Bancorp and its subsidiary, Douglas National Bank, until its merger with PremierWest Bancorp in May 2000, at which time he joined the Board of PremierWest Bank. Mr. Pargeter was elected to the Board of PremierWest Bancorp in 2002. Mr. Pargeter is President and majority owner of Umpqua Insurance Agency, where he has been employed since 1967.

Dennis N. Hoffbuhr, age 64, has served as a director of PremierWest Bancorp since its formation and served as a director of its predecessor, Bank of Southern Oregon, since its formation in 1990. Mr. Hoffbuhr has owned and operated Hoffbuhr and Associates, Inc., a land surveying and land use planning firm in Medford, Oregon for over five years. Mr. Hoffbuhr is a registered land surveyor certified by the Oregon State Board of Engineering Examiners.

Thomas R. Becker, age 61, is the Vice-Chairman of the Board and was a director of United Bancorp, which was acquired through a merger with PremierWest Bancorp in May 2000, and joined the Board as a result of that merger. Mr. Becker served as Executive Director of the Rogue Valley Manor, a continuing care retirement community in Medford, Oregon from 1978 through mid-year 2010. From 1990 to 2010, he was the Chief Executive Officer of Pacific Retirement Services, Inc., the parent corporation for 58 organizations providing housing and related services to over 3,000 seniors in Oregon, California, Wisconsin and Texas. Mr. Becker also serves as a director of Lithia Motors, Inc., a public corporation headquartered in Medford, Oregon.

James L. Patterson, age 73, has served as a director of PremierWest Bancorp since its formation and served as a director of its predecessor, Bank of Southern Oregon, since 1999. Mr. Patterson retired from Pacific Power & Light in 1998 with thirty-four years of service. Since his retirement, he has worked as a self-employed business consultant.

John B. Dickerson, age 72, previously served as a director of Mid Valley Bank until its merger with PremierWest Bank in January 2004, at which time he joined the Board of PremierWest Bancorp and PremierWest Bank. Mr. Dickerson served as Chief Executive Officer of Mid Valley Bank from 1990 until its merger with PremierWest in January 2004, at which time he retired.

Georges C. St. Laurent, Jr., age 76, joined PremierWest Bancorp’s and PremierWest Bank’s Board of Directors in September 2009. Mr. St Laurent, a seasoned business executive has for over five years been self-employed managing a portfolio of diverse investments in financial services, real estate and agricultural operations. Mr. St. Laurent served as Chairman and CEO and controlling shareholder of Western Bank, Oregon’s largest independent public bank during the 1990’s prior to its acquisition by Washington Mutual. Mr. St. Laurent’s business interests have spanned a wide variety of industries including serving as the CEO of GS Containers, the manufacturer of Sterno Canned Heat prior to its sale to Colgate Palmolive. Mr. St. Laurent is a graduate of Yale University and holds an MBA degree from Harvard.

Mary Carryer, age 65, was elected to the PremierWest Bancorp Board of Directors in December 2011 and appointed to Bancorp’s subsidiary PremierWest Bank’s Board of Directors in January 2012. Ms. Carryer has an extensive background in the financial services industry spanning three decades and three continents. Prior to her retirement, she held executive management positions with Bank of Hawaii, Westpac Banking Corporation, and Wells Fargo and Company. Ms. Carryer holds a Bachelor’s degree from Concordia University in Montreal and an MBA from the University of California, Berkeley.

Bruce Currier, age 65, was elected to the PremierWest Bancorp Board of Directors in March 2012, and appointed to the PremierWest Bank Board of Directors in March 2012. Mr. Currier is the retired Coordinating Partner, Assurance and Advisory Business Services, for Ernst & Young, a position he held from July 1984 to June 2007.

The U.S. Treasury is the sole holder of our Series B Preferred Stock. Pursuant to the terms of the Series B Preferred Stock, the U.S. Treasury is currently entitled to elect two directors to our Board of Directors.

Ms. Carryer and Mr. Currier were elected as the two Series B Directors at the 2012 Annual Meeting and continue to serve as the appointees of the holder of our Series B Preferred Stock. Holders of our Common Stock are not entitled to vote on the election of the two directors appointed by the holder of our Series B Preferred Stock.

EXECUTIVE OFFICERS

Tom Anderson, age 62, serves as Executive Vice President & Chief Administrative Officer for PremierWest Bancorp and its subsidiary, PremierWest Bank, a position he has held since 2008; prior to 2008 Mr. Anderson served as Executive Vice President & Chief Financial Officer for PremierWest Bancorp and PremierWest Bank. Prior to joining PremierWest in 2002 Mr. Anderson served in various senior executive positions, including Chief Operating Officer and Chief Financial Officer, and a member of the Board of Directors with a Southern Oregon headquartered community bank prior to its sale in 2000. Mr. Anderson’s career spans 40 years in the banking field.

Douglas Biddle, age 59, was named Executive Vice President & Chief Financial Officer of PremierWest Bancorp and its subsidiary, PremierWest Bank in January 2011. From 2005 thru 2010 Mr. Biddle served as President & Chief Executive Officer of Plumas Bancorp, a California community bank. During his twenty year career at Plumas Bancorp, Mr. Biddle served in increasing senior positions including Chief Administrative Officer, Chief Financial Officer and Chief Operating Officer. Mr. Biddle earned a BA in Political Science from the University of California—Davis, an MBA from UCLA, and is a Certified Management Accountant.

Joe Danelson, age 55, joined PremierWest Bank in April 2008 and served as Executive Vice President & Chief Banking Officer through December 2011, at which time he assumed the role of Chief Credit Officer. Prior to joining PremierWest Mr. Danelson held various positions with U.S. Bank where he spent 21 years. From 2003 through March 2008 Mr. Danelson served as Regional President for U.S. Bank’s Oregon Valley Coast Region. Mr. Danelson earned degrees from Montana State, Washington State, and the Pacific Coast Banking School at University of Washington. He also earned an MBA from Colorado State University.

Steven R. Erb, age 50, serves as Executive Vice President and Head of Community Banking of PremierWest Bancorp’s subsidiary PremierWest Bank. Mr. Erb joined PremierWest Bank in 2008 and served as Senior Vice President and Director of Operations through January 2012. Mr. Erb has in excess of 27 years of banking experience. Prior to joining PremierWest, Mr. Erb was Senior Vice President & Area Manager of Bank of the Cascades with responsibilities for the Southern Oregon market. Mr. Erb spent 21 years with First Interstate Bank/ Wells Fargo in a variety of operational, line and administrative roles including his most recent assignment as Vice President and Community Banking District Manager for the Southern Oregon operation. Mr. Erb holds a Bachelor of Science degree from the University of Oregon and is a graduate of the Pacific Coast Banking School at the University of Washington.

Kenneth A. Wells, age 62, serves as Executive Vice President and Chief Marketing Officer of PremierWest Bancorp’s subsidiary, PremierWest Bank. Mr. Wells served as Senior Vice President & General Manager for Software.Com, LLC from January 2007 until joining PremierWest Bank in June 2008. He served as Vice President of Marketing for Big Fish Games, Inc. during 2005 and 2006. From 2003 to 2005 Mr. Wells was a self-employed marketing consultant. Mr. Wells has over 30 years of increasingly senior leadership roles in marketing, brand management, and community relations with major multinational brands. Mr. Wells is a graduate of The American University, Washington, D.C., with a BA in Government Administration.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16 of the Securities Exchange Act of 1934 requires that all executive officers, directors, and persons who beneficially own more than 10 percent of our common stock file an initial report of their beneficial ownership of common stock and periodically report changes in their ownership. The reports must be made with the Securities and Exchange Commission with a copy sent to PremierWest Bancorp.

Based solely on the review of Forms 3, 4 and 5, and amendments thereto, furnished to us and the representations by the reporting persons, we believe, to the best of our knowledge, that all Section 16(a) filing requirements were met in a timely manner for fiscal year ended December 31, 2012.

CODE OF ETHICS

Our Board of Directors has adopted and approved a Code of Conduct and Ethics, which is publicly available on our website at www.PremierWestBank.com and applies to, among others, our principal executive, financial and accounting officers and all other officers serving in a finance, accounting, tax or investor relations role. We intend to disclose all amendments to and waivers of this code on our website. The code requires our employees to avoid conflicts of interest, comply with all laws and regulations and conduct business in an honest and ethical manner. The code is also intended to promote full and accurate financial reporting.

NOMINATING PROCEDURES

There have been no material changes to the procedures by which shareholders may recommend nominees to our board of directors since our procedures were disclosed in the proxy statement for the 2012 annual meeting.

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

We have a separately-designated standing audit committee of the Board of Directors. The Audit Committee is responsible for oversight of the accounting, auditing and financial reporting processes, including the review and preparation of financial information disclosed to the public; monitoring the internal controls over financial accounting; and the performance and selection of the independent auditors. The Audit Committee is also responsible for receiving and investigating all inquiries and complaints relating to the Company’s accounting and auditing procedures and policies. The members of the Audit Committee are directors Brian Pargeter, James Patterson, John Dickerson, Mary Carryer and Bruce Currier. The Board of Directors has determined that each member of the Audit Committee is an independent director, as defined in the NASDAQ listing standards. We have determined that Mr. Currier has the requisite education and experience to qualify as an “Audit Committee Financial Expert.”

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

The Board of Directors is responsible for establishing and administering our executive compensation program. The Board delegates responsibility for reviewing compensation and recommending benefit programs and compensation levels to the Compensation Committee (referred to in this discussion and analysis as the “Committee”). The Committee operates under a charter, reviewed annually and posted on our website, and annually recommends to the Board the compensation packages for our Chief Executive Officer and other executive officers. The Committee considered the results of the 2012 say-on-pay vote, which resulted in 87% of the votes cast approving executive officer compensation. Each year, the Board reviews the Committee’s recommendation and makes a final decision on executive officer compensation.

Executive Compensation Philosophy and Objectives

Our compensation program is intended to provide competitive, comprehensive compensation packages that will attract, retain and motivate highly-qualified and talented people at all levels of our organization, but most importantly, the executive management team. To accomplish this objective, we try to provide compensation packages that are competitive within our industry segment and market, while maintaining and promoting the interests of the Company and our shareholders. We believe in rewarding executives based on the Company’s performance.

The specific levels of compensation reflect the comparative level of job responsibility, the value of the job in the marketplace, and the competition for quality, key personnel in our industry. We have historically provided long-term and short-term incentives to meet certain strategic and financial goals and objectives that are integral to the success of the Company. Therefore, in addition to a competitive base salary, we have considered annual cash bonus plans, as well as equity-based incentives. We offer equity-based incentives that encourage our executive officers to focus on maximizing long-term shareholder value. We believe that executives with a significant equity interest have a vested interest in the long-term growth and financial success of the Company. Our equity award practices typically include an initial stock option or restricted stock award to executives at the commencement of employment as both an incentive and inducement to join the Company. These awards are always made at fair market value on the date of grant, which generally is the first day of employment. The Compensation Committee reviews and approves awards at regularly scheduled meetings in the first half of the year and sets a specific future date on which the awards will be granted.

Our Incentive Compensation Policy, adopted in 2011, provides that Company practices will be guided by the following objectives:

•

Balanced risk-taking.    Incentive compensation arrangements balance potential risks and financial benefits associated with the employee’s activities and the potential impact on the Company’s safety and soundness.

•	Effective controls and management. Incentive compensation arrangements are designed and operated in a manner compatible with strong internal controls and risk management.

•	Strong and effective governance. The Company will maintain active oversight of incentive compensation programs by the Committee and the Board.

As a community banking organization, business relationships throughout the communities we serve are important at all levels within the Company, making loyalty to the Company and longevity of employment important elements of our growth and success. We believe providing supplemental retirement programs and equity awards that vest over time, together with the ability for executives to choose to defer compensation, encourages long-term employment with the Company.

As a participant in the U.S. Treasury’s TARP Capital Purchase Program, we are required to comply with compensation rules established by the Treasury. In addition to the Treasury’s rules, the federal banking agencies that regulate and supervise the Company and the Bank have adopted guidance with respect to incentive compensation. One of our objectives is to ensure our compensation programs do not encourage excessive or imprudent risk taking and comply with the rules and guidance.

Establishing Compensation and Role of the Chief Executive Officer

The Committee is responsible for recommending the compensation package of our Chief Executive Officer and other executive officers. Our Chief Executive Officer proposes compensation packages for each executive officer to the Committee, which reviews and finalizes the compensation packages. Based on the recommendations of the Committee, the Board reviews and approves the final compensation for all executive officers.

Although we do not benchmark salaries, we try to ensure that our executive compensation program as a whole, and individual compensation packages, are competitive with pay for similar positions with similar companies or groups of companies within our industry. Individual compensation is established in accordance with the comparative information, experience, and individual performance evaluations for the respective executive. No one particular element or factor is weighed more heavily than another; rather, the compensation package is based on the collective judgment and discretion of the Committee members. We did not engage a compensation consultant to review salary data or total compensation in 2012, but have done so in the past.

The Committee and the Board periodically complete a written evaluation of Mr. Ford, with input from each of the directors. Mr. Ford evaluates the performance of the other named executive officers. The evaluations include a review of Company and individual objectives as well as a variety of subjective, non-financial criteria, such as leadership and development, quality and service delivery, board relations, employee relations, community relations, industry-related political effectiveness, and individual strengths and also include an assessment of individual development needs. The objective and subjective evaluation criteria reflect goals and objectives that are important to the implementation and execution of the Company’s strategic plan.

When determining the amount and form of annual compensation for the executive officers, the Committee reviews the total compensation earned by the executive and periodically compares total compensation to total compensation earned by counterparts at other companies. The Committee considers total compensation in the context of current fixed annual compensation, incentive compensation in the form of cash or equity and retirement benefits and other compensation. The mix of these elements is considered in the context of the reasonableness of the compensation package relative to comparative companies, Company goals and financial performance and the results of internal performance evaluations. Base salary is determined by competitive market factors, job description and relative pay within the Company as well as consideration of Company and individual performance. When the Committee does not engage a consultant, comparative information is taken from publicly available information.

The Chief Executive Officer recommends a strategic plan to the Board that identifies specific financial goals and often includes: non-interest deposit growth, the level of non-performing assets and overall credit quality, amounts of loan charge-offs and recoveries, capital levels, non-interest income and non-interest expense levels, net interest margin and business development or growth targets. The Committee establishes target performance thresholds for cash or equity-based incentive plans based on these goals, and reviews results of operations relative to performance criteria. The Committee’s focus, while operating under TARP rules, is on performance based incentive plans that result in the issuance of long-term restricted stock grants if the Company is profitable and meets other financial targets.

Although tax considerations are not the compelling factor in determining the annual compensation package, the Company attempts to maximize the tax benefits related to compensation expense. Further, the Company is cognizant of the compensation expense associated with all equity awards. The Committee intends all compensation to be Internal Revenue Code section 162(m) compliant to permit the Company to realize the tax benefits of all compensation paid to executive officers to the extent permissible under the Internal Revenue Code. Currently, none of our executive officers are expected to receive compensation in excess of the $500,000 section 162(m) threshold for TARP participants. Additionally, agreements with executives limit benefits to Internal Revenue Code section 280G limits and encourage cooperation between the Company and the executive in minimizing the tax impact of payments in the event of a change-in-control.

The Company has entered into employment and benefit agreements with executive officers that set forth the terms and conditions of employment, benefits provided and rights of the executive in the event of death, disability, termination of employment and change-in-control. After the expiration of the initial term, subject to certain circumstances in which the agreement may not be terminated, the agreements automatically renew annually unless the Board elects not to renew the term. The Committee is guided in part by the terms of these arrangements in adopting new benefit plans and establishing salary and incentive compensation.

Components of 2012 Compensation

Base Salary

Solely based on the Company’s 2011 performance, the Committee recommended no change in Mr. Ford’s salary, and Mr. Ford recommended no salary increases for executive officers. The Board concurred. Effective January 15, 2012 Steve Erb was promoted to Executive Vice President – Head of Community Banking. Mr. Erb’s

base salary was increased effective with the promotion. The Committee continued to monitor market data, with attention to maintaining equitable and competitive compensation packages focused on retaining qualified executives. The Company’s lack of profitability during 2011 was the overriding factor in the Committee’s decision to not recommend changes in base salary for Mr. Ford and the executive officers, and did not reflect the individual performance of any of the executives.

Bonus Compensation

In past years, the Board established a bonus plan based on the annual budget and strategic objectives with the amounts payable in cash if performance levels relative to the budgeted net profit were achieved. TARP Capital Purchase Program restrictions on incentive bonuses limit incentive compensation to long-term restricted stock grants.

Equity-Based Compensation

At the 2011 annual meeting, shareholders approved the 2011 Stock Incentive Plan, which provides for the issuance of incentive and non-qualified stock options, restricted stock awards and restricted stock units. Historically, we issued stock options as the primary form of equity compensation as an incentive to focus on increasing long-term shareholder value. The Committee has recommended moving to restricted stock or restricted stock unit grants, which we believe will provide more tangible value to employees, result in using fewer shares than option grants, and comply with TARP compensation rules.

The Committee approved a Restricted Share Award Plan for executive officers in 2010, using shares under, and subject to the terms of, our shareholder-approved stock incentive plan. The Committee recommended a similar plan for 2011, with restricted shares to be granted to executive officers in an amount not to exceed thirty-three percent (33%) of the officer’s base salary conditioned on achievement of predetermined performance targets. The maximum award, equal in value to 33% of base salary, would be payable only if achievement exceeds 125% of the established targets. No awards were paid under the plan for 2011. The Committee considered a similar plan for 2012, but Chief Executive Ford recommended, and the Committee and the Board approved suspending grants under the Restricted Share Award due to the projected net loss for the year. However, the Committee established, and the Board approved, performance targets for 2012 based on:

•	Net Income/Loss

•	Classified Asset Coverage Ratio

•	Non-Interest Expense

•	Net Interest Margin

•	Bank Tier 1 Leverage Ratio (Capital Levels)

The Committee established the performance targets as objective criteria on which performance of executives could be evaluated. No Awards were made to executive officers for 2012.

Retirement Compensation

Supplemental Executive Retirement Plans (“SERPs”). The Company provides SERPs for selected executive officers. The SERPs provide retirement benefits in addition to any benefit the executive might receive through a Deferred Compensation Agreement or participation in the Company’s 401(k) Plan. We provide SERPs as a means of promoting long-term employment and rewarding the executive for their commitment and loyalty to the Company. The amount an executive may receive under a SERP is directly tied to base salary at retirement and years of service. In 2007, the Committee adopted a policy to standardize SERPs to contain the following provisions:

•	Generally, executive must be employed for 3 years before becoming eligible;

•	Annual benefits may not exceed 42% of base salary at normal retirement; and

•	Benefits are paid for 15 years beginning at termination of employment following retirement age.

No executives became eligible for a SERP in 2012. As of the end of 2012, the Company’s accrued liability obligation under the existing SERPs for all of the named executive officers was $1,035,486.

See the Pension Benefits Table and the more detailed discussion of SERP benefits in the narrative below regarding post-termination benefits.

Employment Agreements: The Company includes post-retirement health insurance benefits in the employment agreement of certain officers. These agreements provide to the officer and their spouse subsidized medical, dental, vision and other healthcare coverage or equivalent monetary compensation for a period of 15 years. The Company pays 100% of the premiums for the coverage provided. As of the end of 2012, the Company’s accrued liability obligation under the existing Continuing Benefit Agreements for all of the named executives and directors was $351,658.

Deferred Compensation Agreements: The Company offers executive officers the opportunity to enter into a Deferred Compensation Agreement and elect to defer receipt of up to 75% of their salaries in any given year, which allows the executive to defer payment of income taxes on earned income to a later date. Based on the performance of the Company during 2012 no earnings were credited to previously deferred amounts. The deferred amounts plus accrued interest are paid out over a pre-determined period following termination of employment. In the event of a change-in-control or after payments have started under the agreement, the rate of interest adjusts to the prime rate as published in The Wall Street Journal.

Although the Company has a future obligation to make payments in accordance with the terms of the Deferred Compensation Agreement, the executive is considered an unsecured creditor of the Company. During 2012, no executive elected to defer compensation. The balance of deferred compensation accounts attributable to named executive officers at December 31, 2012 was $193,139. See the Non-Qualified Deferred Compensation Table for additional information.

Savings Plan and Other Benefits: We maintain a tax-qualified 401(k) plan in which executive officers may participate under the same terms as all eligible employees of the Company. Executives may contribute up to the maximum amount permitted by law and during 2012 the Company matched up to the lesser of 25% of the executive’s contribution or 1.5% of the executive’s compensation, unchanged from 2011’s match. Additionally, the Company has entered into agreements that provide a death benefit to beneficiaries of certain executives and other key employees. These agreements provide for full death benefits to the executive’s named beneficiary in the event of death during or after termination of employment, provided the termination is not for cause and does not occur prior to normal retirement. The Company maintains life insurance on the executives and key employees to cover the cost of these obligations. Employment agreements with executive officers Ford and Anderson provide for retiree health care coverage for the executive and their spouse for 15 years following termination.

Other Compensation

We also provide certain named executive officers country club memberships, use of a Company-owned vehicle, general disability insurance and long-term care insurance. The Company reimburses the executive for the individual cost of disability insurance and pays the premiums for the long-term care insurance. The Company either pays directly or reimburses the executive for the costs associated with the use of a vehicle, including maintenance, monthly payment and gas. The club memberships are paid directly by the Company and used by the executives for business entertainment and development. Executives are reimbursed for expenses incurred for business purposes.

Summary

Although the Company made substantial improvements to its financial condition in 2012 and executed strategic initiatives to improve the Bank’s safety and soundness, the Company did not attain profitability for 2012. The overall performance of Mr. Ford and executive officers reflected attainment of elements associated with our strategic plan. Given the challenging economic conditions in 2012, we believe the overall executive compensation package for 2012 was appropriate for a Company of our size with our financial performance.

Compensation Consultants

During 2012 the Committee did not engage a compensation consultant.

Effect of the Emergency Economic Stabilization Act of 2008 and the American Recovery and Reinvestment Act of 2009

On October 14, 2008, the U.S. Department of the Treasury (“Treasury”) announced the Capital Purchase Program (“CPP”) under the EESA. We participated in the CPP by selling preferred stock and a warrant to purchase common stock to the Treasury on February 13, 2009. As a result, we became subject to executive compensation requirements. On February 17, 2009, President Obama signed into law the ARRA. ARRA contained new restrictions on executive compensation for CPP participants, and amended the executive compensation and corporate governance provisions of EESA.

Our executives are subject to agreements that are designed to ensure compliance with Treasury rules and remain effective for so long as Treasury owns any of our CPP equity securities. The material executive compensation requirements of EESA, ARRA and Treasury regulations are as follows:

•

ARRA prohibits bonus and similar payments to top employees.    We cannot pay any “bonus, retention award, or incentive compensation” to our top five most highly-compensated employees for as long as any CPP-related obligations are outstanding. “Long-term” restricted stock is excluded from ARRA’s bonus prohibition, but only to the extent the value of the stock does not exceed one-third of the total amount of annual compensation of the employee receiving the stock, the stock does not “fully vest” until after all CPP-related obligations have been satisfied, and any other conditions which the Treasury may specify have been met.

•

Prohibition on compensation that provides an incentive to take unnecessary and excessive risks and that encourage earnings manipulation.    The Committee reviews our named executive officers’ incentive compensation arrangements with our senior risk officers to ensure that such officers are not encouraged to take these risks.

•

Clawback.    We are required to recover any bonus or incentive compensation paid to a senior executive officer (“SEO”) or one of the next 20 most highly compensated employees where the payment was later found to have been based on statements of earnings, gains or other criteria which prove to be materially inaccurate.

•

Golden parachutes. ARRA prohibits any payment to a senior executive officer or any of the next five most highly-compensated employees upon termination of employment for any reason for as long as any CPP-related obligations remain outstanding.

•	Limit on tax deduction. EESA and Treasury regulations limit our tax deduction for compensation paid to any named executive officer to $500,000 annually.

All of our Committee’s actions and decisions are made in the context of compliance with TARP compensation rules and we have focused our incentive programs for named executive officers on long-term restricted stock.

EXECUTIVE COMPENSATION

The following table summarizes the total compensation earned by the named individuals for the fiscal years ended December 31, 2012, 2011 and 2010. The table includes information for the President & Chief Executive Officer, Chief Financial Officer and the next three highest compensated executive officers that earned total compensation for 2012 in excess of $100,000. These individuals are referred to as the “named executive officers”. Please refer to the narrative discussion of executive compensation arrangements.

SUMMARY COMPENSATION TABLE FOR 2012

Name and Principal Position (a)	Year (b)	Salary ($) (c)			Bonus ($) (d)	Stock Awards ($) (6) (e)		Option Awards ($) (6) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (7) (h)		All Other Compensation ($)(1) (i)			Total ($) (j)
James M. Ford, President & Chief Executive Officer	2012 2011 2010	$ $ $	200,000 200,000 200,000		— — —		— — —	— — —	— — —	$ $ $	130,373 8,912 48,448	$ $ $	53,281 50,823 51,334	(3) (3) (3)	$ $ $	383,654 259,735 299,782
Tom Anderson, Executive Vice President & Chief Administrative Officer	2012 2011 2010	$ $ $	181,997 181,960 181,960		— — —		— — —	— — —	— — —	$ $	121,681 — 82,867	$ $ $	19,183 14,865 13,317	(4) (4) (4)	$ $ $	322,861 196,825 278,144
Douglas N. Biddle, Executive Vice President & Chief Financial Officer	2012 2011 2010	$ $ $	179,583 175,000 7,965	(2)	— — —	$	— 1,650 —	— — —	— — —		— — —	$ $	9,606 49,844 —	(5)		$189,189 $226,494 $7,965
Joe Danelson, Executive Vice President & Chief Banking Officer	2012 2011 2010	$ $ $	181,710 178,520 178,520		— — —		— — —	— — —	— — —		$41,315 $155,518 —		$10,378 $8,188 $7,790			$233,403 $342,226 $186,310
Steve Erb, Executive Vice President, Community Banking	2012 2011 2010	$ $	129,375 115,000 $ 115,000		— — —		— — —	— — —	— — —		— — —		$7,858 $1,725 $1,605			$137,233 $116,725 $116,605

(1)	Includes club memberships (where appropriate), 401(k) matching contributions and personal use of automobile.
(2)	Mr. Biddle was hired on 12/15/10, and his salary reflects actual amount paid in 2010, on a base annual salary of $175,000.
(3)	In addition to items included in footnote (1), includes long-term care insurance premiums and director fees of $30,000 in 2012, 2011 and 2010.
(4)	In addition to items included in footnote (1), includes long-term care insurance premiums and reimbursement of long-term disability insurance premiums paid by the executive.
(5)	In addition to the items included in footnote (1), includes reimbursement of relocation expenses in the amount of $40,000.
(6)	For a discussion of valuation assumptions, see Note 21 of the Notes to Consolidated Financial Statements in PremierWest’s Annual Report on Form 10-K for the year ended December 31, 2012.
(7)	The amounts disclosed for 2010 and 2011 solely include the change in present value of the SERP. For 2012, the disclosed amounts include both the change in present value of the SERP as well as the change in present value of post-retirement health insurance benefits for Messrs. Ford and Anderson. The amount disclosed for 2012 for Mr. Danelson solely includes the change in present value of his SERP.

Employment, Compensation and Benefit Agreements

The Company has entered into employment agreements with each of the named executive officers which provide for certain payments and continued benefits after termination of employment and in the event of a change-in-control. The Company also has entered into SERP agreements with three of the named executive officers which obligate the Company to make future payments after termination of employment. The SERP agreements are fully explained in the section titled

“SERP Agreements.” The amount of payment due on separation varies depending on whether the separation was a voluntary or involuntary termination, retirement, disability or death. The amounts set forth in the tables, displayed in “Potential Payments Upon Termination,” assume the termination of employment or change-in-control occurred on December 31, 2012. Each of these executives has executed a Compensation Modification Agreement, which among other things prohibits the acceleration of benefits and limits certain payments during the period which the company continues to be a TARP recipient. While certain payments are prohibited and the executives have each executed modification agreements, the payments displayed in the tables assume the Company is not a TARP recipient and that payments would be made under the terms of the original respective agreements.

Employment Agreement Provisions

The employment agreements for Messrs. Ford, Anderson, Biddle, Danelson and Erb all provide the following benefits, either under the terms of the employment agreement or a separate agreement referenced in the employment agreement. The employment agreements automatically renew at the end of the initial term and each year thereafter, unless the Company provides ninety (90) days’ notice of their intent not to renew the agreement. In the event of a change-in-control (as described below), the employment agreements become perpetual and the Company may not unilaterally cancel the agreement.

Upon termination of employment for any reason, including voluntary resignation or early retirement, the executive officers are entitled to receive: their base salary through the date of termination and, except if terminated for cause (as defined in the employment agreement) or executive voluntarily resigns, the executive officer is entitled to receive all unpaid bonuses and incentive compensation due executive officer; amounts accrued under any deferred compensation program in which the executives participated, unless terminated for cause; amounts payable under the 401(k) Plan and Supplemental Executive Retirement Plan; and the right to exercise all vested, unexercised stock options

Additionally, upon retirement or execution of a Separation Agreement in the event of termination without cause, termination for good reason, or termination (other than for cause) six months after a change-in-control, the executive officer shall receive the following: all unvested equity awards shall vest; the Company shall pay the 401(k) match equal to the amount due if the executive had remained employed through the end of the year; the Company shall continue to pay premiums on the Long Term Care Insurance Policy for Mr. Ford and his spouse; and the Company shall provide health care coverage for executive officer and spouse for 15 years following termination of employment for Messrs. Ford and Anderson.

Under the Separation Agreement, the executive officer may elect not to compete with the Company, in which case the executive officer will continue to receive a monthly payment equal to one-twelfth (1/12th) of the executive officer’s base salary, for each month executive officer satisfies the terms of non-compete. Messr. Ford may receive such payments for up to two years after the separation date, while the time period for such payments to Messrs. Anderson, Biddle, Erb, and Danelson is one year.

Benefits if Termination is result of Death

The Company maintains life insurance policies on Messrs. Ford and Anderson and has entered into agreements to provide a death benefit to the executive’s estate in the amount of $150,000 and $250,000 for Messrs. Ford and Anderson, respectively. In addition to these insurance benefits and the other benefits to which the executive generally is entitled upon termination, agreements for Messrs. Ford and Anderson state that the Company will maintain health insurance for the deceased executive’s spouse for a period of 15 years after the date of death, if death occurred before retirement; or for 15 years after the date of separation if death occurred at or after retirement. The spouse may elect to continue the Long-Term Care Insurance, in which case the additional premiums paid by the Company shall reduce any death benefit.

Supplemental Executive Retirement Plan

Messrs. Ford, Danelson, and Anderson are parties to Supplemental Employee Retirement Plan (“SERP”) agreements with the Company. The benefits under these agreements are outlined under the section titled “SERP Agreements.” Mr. Erb became eligible for and a party to a Supplemental Employee Retirement Plan (“SERP”) in January 2013.

Change-In-Control

Under the employment agreements and SERP agreements, a “change-in-control” is defined as any of the following events: a corporate transaction in which more than 50% of the voting power after such transaction is held by persons other than persons holding such voting power before the transaction; a person or designated group of persons pursuant to Rule 13D of the Securities Exchange Act of 1934, acquires 25% or more of Company’s voting securities; a person or group acquires 10% of the voting securities and such person or the group’s nominee becomes Chairman of the Board; within a two-year period a majority of the Board of Directors changes; or the Company sells substantially all of its assets.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2012

The following table summarizes the outstanding equity awards as of December 31, 2012.

	OPTION AWARDS					STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Option Exercise Price ($) (e)	Option Expiration Date (f)		Number of Shares or Units of Stock That have Not Vested (#)	Market Value of Shares or Units of Stock That Have not Vested ($)
James M. Ford	5,788 331 315	— 331 735	$159.81 $118.01 $89.91	4/1/2016 5/1/2017 5/1/2018	(1) (5) (6)	— — —	— — —
Tom Anderson	402 511 972 276 158	— — — 276 367	$53.06 $80.63 $90.91 $118.01 $89.91	5/1/2013 4/1/2014 3/17/2015 5/1/2017 5/1/2018	(1) (1) (1) (5) (6)	— — — — —	— — — — —
Douglas N. Biddle	—	—	$—			500	$805	(4)
Joe Danelson	788	1,837	$89.81	4/21/2018	(2)	—	—
Steve Erb	158	367	$76.00	9/2/2018	(3)	—	—

(1)	These options are fully vested.
(2)	These options vest on each anniversary of the grant date over seven (7) years as follows: 5%, 5%, 10%, 10%, 20%, 20% and 30%, and will be fully vested 4/21/15.
(3)	These options vest on each anniversary of the grant date over seven (7) years as follows: 5%, 5%, 10%, 10%, 20%, 20% and 30% and will be fully vested 9/2/15.
(4)	These stock awards vest on each anniversary of the grant date over seven (7) years as follows: 5%, 5%, 10%, 10%, 20%, 20% and 30% and will be fully vested 2/8/18.
(5)	These options vest on each anniversary of the grant date over seven (7) years as follows: 5%, 5%, 10%, 10%, 20%, 20% and 30%, and will be fully vested 5/01/14.
(6)	These options vest on each anniversary of the grant date over seven (7) years as follows: 5%, 5%, 10%, 10%, 20%, 20% and 30%, and will be fully vested 5/01/15.

SERP AGREEMENTS

The Company has Supplemental Employee Retirement Plan Agreements (“SERP”) with three (3) of the named executive officers. The following table summarizes the benefits available to each named executive officer under his respective SERP as of December 31, 2012.

PENSION BENEFITS

Name (a)	Plan Name (b)	Number of Years of Credited Service (c)	Present Value of Accumulated Benefit ($) (d)	Payments During Last Fiscal Year ($) (e)
James M. Ford	Supplemental Executive Retirement Plan	6.8	$263,124	—
Tom Anderson	Supplemental Executive Retirement Plan	10.9	$545,369	—
Douglas N. Biddle	not eligible	—	—	—
Joe Danelson	Supplemental Executive Retirement Plan	4.7	$196,833	—
Steve Erb	not eligible	—	—	—

The present value of the accumulated benefit for each of the named executive officers is the accrual balance as of December 31, 2012. A discount rate of 4.77% was used in calculating the accrual balance.

Mr. Ford, Mr. Anderson, and Mr. Danelson each are parties to a SERP Agreement. The agreements provide for a maximum benefit of 15 years. The benefit is calculated as a percentage of their annual base salary at the time of separation from service. The benefit is payable at the latter of reaching normal retirement age or separation of service. Based on a separation of service at age sixty five (65), Mr. Ford’s, Mr. Anderson’s, and Mr. Danelson’s agreements provide for benefits equal to 42%, 40%, and 38%, respectively of their base salary. The agreements for Mr. Ford and Mr. Anderson accelerate vesting in the event of involuntary termination without cause or voluntary termination with cause. However, Mr. Ford and Mr. Anderson have each executed Compensation Modification Agreements, which among other things does not allow for the acceleration of benefits during the period which the Company continues to be a TARP recipient.

NONQUALIFIED DEFERRED COMPENSATION

The Company provides a Deferred Compensation Program in which each named executive may elect to participate. The Company’s Deferred Compensation Plan provides for each participant to defer receipt of up to 75% of their annual salary and bonus. Until a change-in-control or distributions begin, the Company is obligated to pay interest on balances in the account at an annual interest rate equal to the Return on Equity for the prior fiscal year. No earnings were credited to the accounts for 2012. After payments begin or after a change-in-control event, the account balance accrues interest at a rate equal to the then current Prime Rate as published in the Wall Street Journal’s, “Money Rate” section. Each participant has pre-elected a form of distribution as either a lump sum distribution or equal monthly installments over a set period of time. Participants are deemed unsecured creditors of the Company. No executives participated in any such program for the fiscal-year ended December 31, 2012.

NONQUALIFIED DEFERRED COMPENSATION FOR 2012

Name (a)	Executive Contributions in Last FY (b)	Registrant Contributions in Last FY (c)	Aggregate Earnings in Last FY (d)	Aggregate Withdrawals / Distributions (e)	Aggregate Balance at Last FYE (f)
James M. Ford	—	—	—	—	—
Tom Anderson	—	—	—	—	$181,639
Douglas N. Biddle	—	—	—	—	—
Joe Danelson	—	—	—	—	$ 11,500
Steve Erb	—	—	—	—	—

Potential Payments Upon Termination

The following tables estimate the benefits that each named executive would receive in the event of termination and/or change-in-control. For purposes of this table, the termination event or change-in-control is deemed to have occurred on December 31, 2012. While payments may contractually be made on a monthly basis, the following tables present the information as annual payments. These tables also assume the Company is not a TARP recipient and that payments would be made under the terms of the original respective agreements and not subject to the CPP Compensation Regulations. Under the terms of the employment agreements with certain named executives and under certain termination scenarios, unvested stock options accelerate; however, the closing price of PremierWest Bancorp securities on December 31, 2012, was substantially below the exercise price of all stock options. Therefore, no value is attributed to acceleration upon termination in the table below.

Involuntary Without Cause or Voluntary for Good Reason	Mr. Ford	Mr. Anderson	Mr. Biddle	Mr. Danelson	Mr. Erb
SERP (1)(6)	$52,000	$69,160	—	$29,120	—
Health & Long-Term Care Insurance (2)(6)	$19,039	$9,134	—	—	—
Deferred Compensation, Annual Payment (3)(6)	—	$45,410	—	$1,150	—
Non-Compete/Consulting Payment (4)(6)	$200,000	$182,000	$180,000	$182,000	$130,000
Survivor Death Benefit (5)(7)(8)	$150,000	$250,000	—	—	—

Voluntary Without Good Reason
SERP (1)(6)	$40,000	$58,240	—	$29,120	—
Health & Long-Term Care Insurance (6)	—	—	—	—	—
Deferred Compensation, Annual Payment (3)(6)	—	$45,410	—	$1,150	—
Survivor Death Benefit	—	—	—	—	—

Long-Term Disability
SERP (1)(6)	$40,000	$58,240	—	$29,120	—
Health & Long-Term Care Insurance (2)(6)	$19,039	$9,134	—	—	—
Deferred Compensation, Annual Payment (3)(6)	—	$45,410	—	$1,150	—
Survivor Death Benefit (5)(7)(8)	$150,000	$250,000	—	—	—

Termination as a Result of Death
SERP (1)(6)	$84,000	$61,880	—	$69,160	—
Health & Long-Term Care Insurance (2)(6)	$9,357	$4,785	—	—	—
Deferred Compensation, Annual Payment (3)(6)	—	$45,410	—	$1,150	—
Survivor Death Benefit (5)(7)	$250,000	$350,000	$100,000	$100,000	$100,000

Six (6) Months Following Change in Control
SERP (1)(6)	$52,000	$69,160	—	$29,120	—
Health & Long-Term Care Insurance (2)(6)	$19,039	$9,134	—	—	—
Deferred Compensation, Annual Payment (3)(6)	—	$45,410	—	$1,150	—
Noncompete/Consulting Payment (4)(6)	$200,000	$182,000	$180,000	$182,000	$130,000
Survivor Death Benefit (5)(7)(8)	$150,000	$250,000	—	—	—

(1)	Payments for Messrs. Ford, Danelson, and Anderson are for a period of fifteen (15) years following separation of service and are based on a percentage of their respective base salary at the time of termination. The percentage is determined based on the reason for termination. Messrs. Biddle and Erb were not eligible to participate in a SERP agreement at December 31, 2012.
(2)	The Company has agreed to provide the executives and their spouse health insurance coverage for a period of fifteen (15) years following termination. The Company has also agreed to continue making long term care premium payments under certain termination scenarios.
(3)	The deferred compensation payments are payments on amounts of income previously earned for which receipt was deferred for tax purposes, plus interest accrued. The annual payment indicated in the table represents the balance of the executives account divided by the previously elected term for distribution.

(4)

Each executive, under certain termination scenarios, may elect to enter into a non-compete agreement for a period of one or two years. The executive would receive one-twelfth (1/12th) of his annual base salary for each month that he abides by the terms of the non-compete agreement. The Agreements for Messr. Ford provides for a non-compete period of up to two years. Agreements for Messrs. Danelson, Anderson, Erb, and Biddle provide for a non-compete period of up to one year.

(5)	The Company maintains life insurance policies on Messrs. Ford and Anderson and has entered into agreements to provide a death benefit to the executives’ beneficiaries in the amount of $150,000 and $250,000 Messrs. Ford and Anderson, respectively. The executive is fully vested in this benefit if termination is a result of a disability; without cause; with good reason or the result of a change in control. All executives also participate in a group life insurance program available to all employees. The group program provides for a death benefit equal to one times the employee’s base salary with a maximum benefit of $100,000, provided death occurs prior to termination of employment.
(6)	Amount shown represents annual payment.
(7)	Amount shown is one-time lump sum payment.
(8)	Payment shown would be made at time of death if death occurred following termination.

DIRECTOR COMPENSATION

During 2012, each director of Bancorp, including employee-directors, received a flat fee based on Board position and number of committees each sits on. See Director Compensation table below.

The Compensation Committee evaluated the director compensation practices of Bancorp compared to those of other similar sized banking entities and public companies in the Pacific Northwest and determined that Bancorp’s director compensation for 2012 was appropriate.

Pursuant to the terms of the Continuing Benefit Agreements and Director Deferred Compensation Agreements, each director may defer all or any portion of his director fees, which will accrue interest prior to distribution upon termination of service. Also, at the director’s expense, the director, their spouse and dependents may participate in group medical, dental, vision and accidental death and dismemberment insurance generally available to Bancorp employees.

In addition to the terms of the Continuing Benefit Agreements described above, the Company also provides post-retirement health insurance benefits to certain current directors and their spouses. These agreements provide for subsidized medical, dental, vision and other healthcare coverage or equivalent monetary compensation for life. The Company pays 100% of the premiums for the coverage provided. As of the end of 2012, the Company’s accrued liability obligation under the existing Continuing Benefit Agreements for the covered directors was $1,668,909.

DIRECTOR COMPENSATION

Name (a)	Fees Earned or Paid in Cash ($)(1) (b)	Option Awards ($) (d)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (f)	Total ($) (h)
John Anhorn	$40,800	—	—	$40,800
Richard R. Hieb	$32,400	—	—	$32,400
John Duke	$37,300	—	$54,655	$91,955
Patrick Huycke	$40,800	—	$53,261	$94,061
Rickar Watkins	$32,400	—	$52,952	$85,352
Brian Pargeter	$32,400	—	$53,452	$85,852
Dennis Hoffbuhr	$32,400	—	$53,071	$85,471
Thomas Becker	$35,900	—	$53,835	$89,735
James Patterson	$36,000	—	$54,290	$90,290
John Dickerson	$32,400	—	$53,967	$86,367
Georges St.Laurent, Jr.	$32,400	—	—	$32,400
Mary Carryer	$29,700	—	—	$29,700
Bruce Currier	$24,300	—	—	$24,300

Directors listed below individually hold the following number of outstanding (vested and unvested) stock options as of December 31, 2012:

Name	Stock Options	Weighted- Average Exercise Price
John Anhorn	4,078	$82.82
Richard R. Hieb	3,154	$81.89
John Duke	1,440	$86.04
Patrick Huycke	1,440	$86.04
Rickar Watkins	1,440	$86.04
Brian Pargeter	431	$104.30
Dennis Hoffbuhr	1,440	$86.04
Thomas Becker	1,440	$86.04
James Patterson	1,440	$86.04
John Dickerson	1,172	$93.59

COMPENSATION COMMITTEE REPORT

The Compensation Committee is responsible for establishing and administering our executive compensation program. Within the parameters of the current program, as described in the Compensation Discussion and Analysis, the Committee annually reviews executive compensation and recommends to the Board for its approval appropriate modifications, including specific amounts and types of compensation for the executive officers. The Committee is responsible for establishing the compensation of the Chief Executive Officer and reviews for consideration by the Board the annual compensation of the other executive officers.

The Compensation Committee has met with management to review and discuss the content of the Compensation Discussion and Analysis. Based on our review and discussion, the Compensation Committee recommended to the full Board that the Compensation Discussion and Analysis be included in the annual report on Form 10-K and, as applicable, the Company proxy or information statement.

In accordance with the TARP Compensation Standards, the Committee must certify the completion of SEO and employee compensation reviews. The Compensation Committee certifies that:

1.	It has reviewed with the senior risk officer the SEO compensation plans and has made all reasonable efforts to ensure that these plans do not encourage SEOs to take unnecessary and excessive risks that threaten the value of the Company;

2.	It has reviewed with the senior risk officer the employee compensation plans and has made all reasonable efforts to limit any unnecessary risks these plans pose to the Company; and

3.	It has reviewed the employee compensation plans to eliminate any features of these plans that would encourage the manipulation of reported earnings of the Company to enhance the compensation of any employee.

Compensation Risk Narrative

In accordance with the TARP Compensation Standards, the Compensation Committee must also provide a narrative regarding risks associated with the Company’s compensation programs. The following describes compensation programs in place, a discussion of potential risks, and elements of the program that mitigate risk:

•

Stock Options/Restricted Share Awards: Employees, generally supervisory, may be awarded options to purchase stock or receive Restricted Share Awards, generally with a vesting period of seven years, with 50% of the vesting occurring during years six and seven.

Potential Risks: Equity based compensation could encourage actions to focus solely on stock price appreciation and, therefore, could encourage risk-taking.

Key Risk Related Mitigating Features: The vesting structure of the options is heavily weighted towards the latter years, thereby encouraging decisions that benefit the Company and its shareholders on a long term basis versus any specific, short-term period.

•

Deferred Compensation Agreements: Executive officers are eligible to participate in a Deferred Compensation Program. Under the terms of the agreements parties may defer receipt of a portion of their annual cash compensation. Compensation deferred is placed in a deferred compensation account for the benefit of the participant, and is not available for distribution until six months following a separation of service. The account is paid a rate of return equal to the average ROE achieved by the Company for the immediately preceding year. The participant is considered an unsecured creditor of the Company.

Potential Risks: The rate of return on amounts deferred is tied to an average ROE of the Company, which could cause the participant to focus on this financial measure to improve the annual return in a specific year.

Key Risk Related Mitigating Features: The ROE measure represents a small portion of the benefit in that it is only an annual interest component. Further, the participant is considered an unsecured creditor and has a vested interest in the long term success of the Company to ensure receipt of the stream of payments or lump sum payment following separation of service.

•

Supplemental Executive Retirement Plans (SERP): Executives may participate, subject to meeting Compensation Committee and Board approved participation criteria, in a SERP following completion of three years of service. A SERP provides for the executive to receive a percentage of their base salary for a specific period following normal retirement. The period is generally fifteen years and the percentage of base salary is generally up to 42% of base salary at the time of separation of service. The executive is considered an unsecured creditor of the Company.

Potential Risks: The SERP does not include features that are directly tied to any performance metric that would encourage an executive to manipulate results or to take on activity that threatens the long-term value of the institution.

Key Risk Related Mitigating Features: The payment is calculated on base salary at the time of separation of service and under most scenarios payments do not begin until the executive reaches normal retirement age and separates from service. The executive is considered an unsecured creditor. The executive has a vested interest in the long term success of the Company to ensure receipt of the fifteen year stream of payments. The long-term nature of the compensation is a key mitigating feature of SERP compensation.

The Committee does not believe that current compensation agreements or incentive programs encourage undue risk and in fact have been structured to encourage a long term stream of strong sustainable earnings. This conclusion is predicated on the fact agreements for executives are based on both net income achieved by the Company from year to year and that executives are considered unsecured creditors with a vested long term interest in the success of the Company. For those executives with SERP agreements this interest extends well past (15 years) separation of service. Additionally, the Board previously approved a Stock Ownership Policy requiring executive officers to hold a specified number of shares in the Company with restrictions on sales, thereby increasing their long term interest in the success of the Company. The Committee closely monitors compensation programs and has adopted an Incentive Compensation Policy that emphasizes strong oversight of and careful review of risk in incentive compensation programs.

Submitted by Compensation Committee Members:

Patrick G. Huycke, Chairman

John A. Duke

James L. Patterson

Brian R. Pargeter

Georges C. St. Laurent, Jr.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During 2012, none of PremierWest’s executive officers served as a member of the Board of Directors or Compensation Committee of any other entity that has one or more executive officers serving as a member of PremierWest Bancorp’s Board of Directors or Compensation Committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below sets forth, as of February 13, 2013, the number of shares of PremierWest capital stock beneficially owned by each person or entity known by PremierWest to own beneficially more than 5% of the outstanding shares of any class of stock, each director, each executive officer, shares held in the PremierWest 401(k) plan and all directors and executive officers as a group. The address for each of Georges St. Laurent and John Duke is c/o PremierWest Bancorp, 503 Airport Road, Medford, Oregon 97504.

Name and Title of Beneficial Owner	Class of Stock	Shares of Stock (1)	Restricted Stock Vesting Within 60 Days	Stock Options Exercisable Within 60 Days	Shares Held in 401(K) Plan (2)	Total Shares of Stock Owned (3)	Percentage of Class Owned (4)
Thomas Becker, Director	Common	106,858	—	1,440	—	108,298	1.08%
Mary Carryer, Director	Common	—	—	—	—	—	*
Bruce Currier, Director	Common	—	—	—	—	—	*
John Dickerson, Director	Common	49,145	—	1,172	—	50,317	*
John A. Duke, Director Chairman PremierWest Bancorp	Common	687,433	—	1,440	—	688,873	6.86%
Dennis Hoffbuhr, Director	Common	27,085	—	1,440	—	28,525	*
Patrick G. Huycke, Director	Common	73,266	—	1,440	—	74,706	*
Brian Pargeter, Director	Common	45,581	—	431	—	46,012	*
James Patterson, Director	Common	4,526	—	1,440	—	5,966	*
Georges C. St. Laurent, Jr., Director	Common	987,833	—	—	—	987,833	9.84%
Rickar Watkins, Director	Common	23,285	—	1,440	—	24,725	*
John Anhorn, Director Chairman PremierWest Bank	Common	21,928	—	3,343	—	25,271	*
Richard Hieb, Director	Common	13,583	—	2,713	3,024	19,320	*
Tom Anderson, Executive Vice President & Chief Administrative Officer	Common	28,933	—	2,318	1,347	32,598	*
Douglas Biddle, Executive Vice President & Chief Financial Officer	Common	1,500	—	—	—	1,500	*
Joe Danelson, Executive Vice President & Chief Credit Officer	Common	—	—	788	5,771	6,559	*
Steve Erb, Executive Vice President, Community Banking	Common	12,851	—	158	3,422	16,431	*
James M. Ford, President & Chief Executive Officer	Common	18,208	—	6,434	38	24,680	*
Kenneth A. Wells, Executive Vice President & Chief Marketing Officer	Common	—	—	79	1,117	1,196	*
PremierWest 401K Plan	Common	219,907	—	—	—	219,907	2.19%
U.S. Department of the Treasury	Series B Preferred	41,400	—	—	—	41,400	100.00%
U.S. Department of the Treasury	Common(Warrant)	109,039	—	—	—	109,039	1.07%
All Directors and Executive Officers as a Group (20 persons and 401K Plan)	Common	2,321,922	—	26,076	14,719	2,362,717	23.48%

(1)	Represents shares deemed beneficially owned, including shares held in trusts, Individual Retirement accounts, SEP Accounts or by the individual’s spouse.
(2)	Represents those shares held in the PremierWest Bancorp 401K Profit Sharing Plan for the benefit of the executive officer.
(3)	Represents the total number of shares owned, and includes stock options and restricted shares exercisable within sixty (60) days.
(4)	* indicates less than 1.0 percent

The following table provides information about the number of outstanding options, the associated weighted average price and the number of options available for issuance as of December 31, 2012:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	62,142	$96.40	515,451
Equity compensation plans not approved by security holders	—	—	—
Total	62,142	$96.40	515,451

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

TRANSACTIONS WITH RELATED PERSONS

PremierWest Bank has deposit and lending relationships with many of its directors and officers, as well as with their affiliates. All loans to directors, officers and their affiliates were made in the ordinary course of business, on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons, and did not involve more than the normal credit risk or present other unfavorable features. All of the loans are current and all required payments thereon have been made. As of December 31, 2012, the aggregate outstanding amount of all loans to officers and directors was approximately $18.7 million.

Director Dennis Hoffbuhr was a borrower of PremierWest Bank with a variable rate commercial real estate secured loan originated in December 2001 in the amount of $900,000. During 2011 Mr. Hoffbuhr’s recurring income supporting this loan fell outside of our internal risk guidelines and as a result the rating was changed to “substandard”. The loan was never more than thirty (30) days past due, was on accrual status, and reported as a troubled debt restructuring (TDR). After consultation with bank regulators, the board of directors (with Mr. Hoffbuhr excused) approved an extension of the loan maturity to June 2012 to give the borrower additional time to resolve the issue. The loan was subsequently paid off on July 20, 2012.

The Company has a conflict of interest provision in its Code of Ethics, which requires all officers and directors to present potential conflicts of interest before the Board of Directors for review. Such conflicts routinely arise as a result of potential business relationships between the Bank and its officers and directors. The Company has adopted a written policy to address and review certain business relationships with officers and directors arising in the ordinary course of business with the Bank and its affiliates that could potentially be a conflict of interest or otherwise compromise the independent judgment of the Board members. The policy expressly exempts review of lending activities that are otherwise reviewed and approved by the Board of Directors and are on terms no more favorable than would be afforded an unrelated third party. Additionally, non-loan related transactions are reviewed if they exceed $5,000 in value.

The individual officer or director is required to bring all reviewable transactions to the attention of the Audit Committee, which makes an initial evaluation. In addition to Audit Committee members, any other Board member may participate in the evaluation process and may vote on the matter (other than the director party to the transaction). Annually, the Company issues questionnaires to all of its executive officers and directors, inquiring as to any business relationships existing or entered into in the past fiscal year, or contemplated for the coming fiscal year.

During 2012, the law firm of Huycke, O’Connor, Jarvis & Lohman, LLP of which director Patrick Huycke is a partner was utilized for various legal issues by PremierWest Bank. It was determined that the use of the law firm that director Huycke is associated with did not jeopardize his ability to remain independent when carrying out his duties as a director of PremierWest Bancorp or its subsidiary, PremierWest Bank.

On December 28, 2012, PremierWest Bank sold real property classified as Other Real Estate Owned (OREO) to an entity controlled by the adult son of Director Georges C. St. Laurent, Jr., for $1.2 million. The transaction was not brought before the Audit Committee prior to closing, but the Audit Committee subsequently reviewed the transaction and recommended that the Board of Directors ratify the transaction. The Board of Directors, with Director St. Laurent not voting, ratified the transaction.

DIRECTOR INDEPENDENCE

The Board of Directors currently is comprised of fourteen members. In compliance with the NASDAQ listing standards, a majority of members of the Board of Directors are independent. The Board of Directors reviewed the relationships between non-management directors and PremierWest Bancorp or PremierWest Bank. Based on its review, the Board determined that John A. Duke, Patrick G. Huycke, Rickar D. Watkins, Brian R. Pargeter, Dennis N. Hoffbuhr, James L. Patterson, John B. Dickerson, Georges C. St. Laurent, Jr., Mary Carryer and Bruce Currier are all independent directors, as defined in the NASDAQ listing standards.

Because we are a community bank, one of the more important criteria for serving on the Board of Directors is a director’s active involvement in the communities in our markets. Consequently, many directors are actively involved in businesses in the communities in which they live. In making its determination of independence, the Board of Directors considered the various business relationships that exist between the Company and affiliates of individual directors and determined that each of these business relationships is in the ordinary course of business and any payment made was nominal in amount, immaterial, and did not affect the ability of each individual to exercise independent judgment in carrying out the responsibilities as a director.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

FEES PAID TO AUDITORS

	2012	Approved by Audit Committee	2011	Approved by Audit Committee
Audit Fees (A)	$292,000	100%	$350,000	100%
Audit Related Fees (1)(B)	40,000	100%	25,000	100%
Tax Fees (2)(B)	146,000	100%	15,000	100%
All Other Fees (3)(B)	19,000	100%	9,000	100%
Total Fees	$497,000	100%	$399,000	100%

1)	Includes fees incurred for employee benefit plan audit services and out-of-pocket expenses.
2)	Includes fees billed for the preparation of state and federal income tax returns, tax planning, tax credit research and analysis for tax reporting purposes.
3)	Includes assistance with regulatory matters and interest rate risk review.
A)	Accrual basis fees related to year-end audit, whether paid prior or subsequent to December 31.
B)	Modified cash-basis fees represent all billings during the 12 month periods ended December 31.

PRE-APPROVAL POLICIES

All audit and non-audit services performed by Moss Adams LLP, and all audit services performed by other independent auditors, must be pre-approved by the Audit Committee. These services include, but are not limited to, the annual financial statement audit, audits of employee benefit plans, tax compliance assistance, tax consulting and assistance with executing our acquisition strategy. Moss Adams LLP, may not perform any prohibited services as defined by the Sarbanes-Oxley Act of 2002 including, but not limited to, any bookkeeping or related services, internal audit outsourcing, legal services, and performing any management or human resources functions.

The services performed by Moss Adams for the 2011 audit engagement were pre-approved by the Audit Committee at its March 15, 2011 meeting, in accordance with the Committee’s pre-approval policy and procedures. This policy describes the permitted audit, audit-related, tax, and other services (collectively, the “Disclosure Categories”) that the independent auditor may perform. The policy requires that a description of the services (the “Service List”) expected to be performed by the independent auditor in each of the Disclosure Categories be pre-approved annually by the Committee.

Services provided by the independent auditor during the following year that are included in the Service List were pre-approved following the policies and procedures of the Committee.

Any requests for audit, audit-related, tax, and other services not contemplated on the Service List must be submitted to the Committee for specific pre-approval and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings. However, the authority to grant specific pre-approval between meetings, as necessary, has been delegated to the Chair of the Audit and Compliance Committee. The Chair must update the Committee at the next regularly scheduled meeting of any services that were granted specific pre-approval.

In addition, although not required by the rules and regulations of the SEC, the Committee generally requests a range of fees associated with each proposed service on the Service List and any services that were not originally included on the Service List. Providing a range of fees for a service incorporates appropriate oversight and control of the independent auditor relationship, while permitting the Company to receive immediate assistance from the independent auditor when time is of the essence.

The policy contains a de minimis provision that operates to provide retroactive approval for permissible non-audit services under certain circumstances. The provision allows for the pre-approval requirement to be waived if all of the following criteria are met:

1.	The service is not an audit, review or other attest service;

2.	The aggregate amount of all such services provided under this provision does not exceed $5,000 per fiscal year if approved by management or $50,000 per fiscal year if approved by the Chair of the Committee;

3.	Such services were not recognized at the time of the engagement to be non-audit services (to date the SEC has not provided any guidance with respect to determining whether or not a service was “recognized” at the time of the engagement. We believe that the SEC intended the term “recognized” to mean “identified”);

4.	Such services are promptly brought to the attention of the Audit and Compliance Committee and approved by the Audit and Compliance Committee or its designee; and

5.	The service and fee are specifically disclosed in the Proxy Statement as meeting the de minimis requirements.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements:

The consolidated financial statements for the fiscal years ended December 31, 2012, 2011 and 2010, are included as Item 8 of this report.

(2)	Financial Statement Schedules:

All schedules have been omitted because the information is not required, not applicable, not present in amounts sufficient to require submission of the schedule, or is included in the financial statements or notes thereto.

(3)	The following exhibits are filed with, and incorporated into by reference, this report, and this list constitutes the exhibit index:

EXHIBIT INDEX

2.1	Agreement and Plan of Merger with Starbuck Bancshares, Inc. and Pearl Merger Sub Corp. dated October 29, 2012 (incorporated by reference to Exhibit 2.1 to Form 8-K filed October 30, 2012)

3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to Form 10-K filed March 16, 2011)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 10-K filed March 16, 2010)

4.1	Form of Stock Certificate for Common Stock (incorporated by reference to Exhibit 4 to the Form S-4/A (Registration No. 333-96209) filed March 17, 2000)

4.2	Form of Stock Certificate for Series B Preferred Stock (incorporated by reference to Exhibit 4.1 Form 8-K filed February 17, 2009)

4.3	Warrant to purchase shares of common stock, issued to the U.S. Department of the Treasury February 13, 2009 (incorporated by reference to Exhibit 4.3 to Form 8-K filed February 17, 2009)

10.1	Letter Agreement, dated February 13, 2009, including Securities Purchase Agreement—Standard Terms, between the Registrant and the United States Department of the Treasury (incorporated by reference to Exhibit 4.2 to Form 8-K filed February 17, 2009)

10.2.1*	Employment Agreement with Tom Anderson (incorporated by reference to Exhibit 10.2 to Form 10-K filed March 14, 2008)

10.2.2*	Amendment to Employment Agreement with Tom Anderson (incorporated by reference to Exhibit 10.4.2 to Form 10-K filed March 18, 2009)

10.3*	Employment Agreement with Doug Biddle (incorporated by reference to Exhibit 99.1 to Form 8-K)

10.4*	Employment Agreement with James Ford (incorporated by reference to the substantially identical (other than base salary) form of employment agreement with Mr. Anderson filed as Exhibit 10.2 to Form 10-K filed March 14, 2008)

10.5.1*	Employment Agreement with Joe Danelson (incorporated by reference to Exhibit 10.2 to Form 10-Q filed August 11, 2008)

10.5.2*	Amendment to Employment Agreement with Joe Danelson (incorporated by reference to Exhibit 10.7.2 to Form 10-K filed March 18, 2009)

10.6*	Supplemental Executive Retirement Plan Agreement with James Ford (incorporated by reference to Exhibit 10.1 to Form 8-K filed April 3, 2009)

10.7*	Supplemental Executive Retirement Plan Agreement with Joe Danelson (incorporated by reference to Exhibit 10.1 to Form 8-K filed May 20, 2011)

10.8*	Supplemental Executive Retirement Plan Agreement with John Anhorn (incorporated by reference to Exhibit 10.3 to Form 10-K filed March 14, 2008)

10.9.1*	Supplemental Executive Retirement Plan Agreement with Rich Hieb (incorporated by reference to Exhibit 10.4 to Form 10-K filed March 14, 2008)

10.9.2*	Amendment to Supplemental Executive Retirement Plan with Rich Hieb (incorporated by reference to Exhibit 10.10.2 to Form 10-K filed March 18, 2009)

10.10.1*	Supplemental Executive Retirement Plan Agreement with Tom Anderson (incorporated by reference to Exhibit 10.5 to Form 10-K filed March 14, 2008)

10.10.2*	First Amendment to Supplemental Executive Retirement Plan Agreement with Tom Anderson (incorporated by reference to Exhibit 10.11.2 to Form 10-K filed March 18, 2009)

10.11.1*	2002 Executive Survivor Income Agreement with John Anhorn (incorporated by reference to Exhibit 10.13.1 to Form 10-K filed March 18, 2009)

10.11.2*	Amendment to Executive Survivor Income Agreement with John Anhorn (incorporated by reference to Exhibit 10.4 to Form 10-Q filed November 5, 2004)

10.12.1*	2002 Executive Survivor Income Agreement with Rich Hieb (incorporated by reference to Exhibit 10.14.1 to Form 10-K filed March 18, 2009)

10.12.2*	Amendment to Executive Survivor Income Agreement with Rich Hieb (incorporated by reference to a substantially identical (other than a pre-retirement death benefit of $150,000) amendment with John Anhorn filed as Exhibit 10.4 to Form 10-Q filed November 5, 2004)

10.13.1*	Executive Survivor Income Agreement with Tom Anderson (incorporated by reference to Exhibit 10.15.1 to Form 10-K filed March 18, 2009)

10.13.2*	Amendment to Executive Survivor Income with Tom Anderson (incorporated by reference to Exhibit 10.8 to Form 10-Q filed November 5, 2004)

10.14*	Executive Deferred Compensation Agreement with John Anhorn (incorporated by reference to the substantially identical form attached as Exhibit 10.8 to Form 10-K filed March 14, 2008)

10.15*	Executive Deferred Compensation Agreement with Rich Hieb (incorporated by reference to the substantially identical form attached as Exhibit 10.8 to Form 10-K filed March 14, 2008)

10.16*	Executive Deferred Compensation Agreement with Tom Anderson (incorporated by reference to Exhibit 10.8 to Form 10-K filed March 14, 2008)

10.17*	Executive Deferred Compensation Agreement with Joe Danelson (incorporated by reference to Exhibit 10.20 to Form 10-K filed March 18, 2009)

10.18*	2011 PremierWest Stock Incentive Plan (incorporated by reference to Appendix A to the proxy statement for the 2011 annual meeting of shareholders, filed April 7, 2011)

10.19*	2002 PremierWest Bancorp Stock Option Plan (incorporated by reference to the proxy statement (DEF 14A) filed April 13, 2005)

10.20*	Form of Share Vesting Agreement for Restricted Stock Award (incorporated by reference to Exhibit 10.34 to Form 10-K filed March 16, 2010)

10.21*	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.12.2 to the Form 10-K filed March 15, 2006)

10.22*	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.12.1 to the Form 10-K filed March 15, 2006)

10.23*	Director Deferred Compensation Agreement (with individual directors John B. Dickerson, John A. Duke, Dennis N. Hoffbuhr, Patrick G. Huycke, Brian Pargeter, James L. Patterson, Tom Becker and Rickar D. Watkins ) (incorporated by reference to Exhibit 10.10 to Form 10-K filed March 14, 2008)

10.24*	Continuing Benefits Agreement (with individual directors John B. Dickerson, John A. Duke, Dennis N. Hoffbuhr, Patrick G. Huycke, Brian Pargeter, James L. Patterson, Tom Becker and Rickar D. Watkins ) (incorporated by reference to Exhibit 10.9 to Form 10-K filed March 14, 2008)

10.25*	Form of Senior Executive Officer Waiver pursuant to TARP Capital Purchase Program (incorporated by reference to Exhibit 10.1 to Form 8-K filed February 17, 2009)

10.26*	Form of Senior Executive Officer Agreement (incorporated by reference to Exhibit 10.2 to Form 8-K filed February 17, 2009)

10.27*	Form of Compensation Modification Agreement with executive officers James Ford, John Anhorn, Rich Heib, Tom Anderson, Michael Fowler and Joe Danelson (incorporated by reference to Exhibit 10.1 to Form 8-K filed January 8, 2010)

10.28*	Form of Compensation Modification Agreement (for 409A compliance purposes) with executive officers James Ford, John Anhorn, Rich Heib, Tom Anderson, Michael Fowler, Joe Danelson, and Jim Earley effective December 31, 2010 (incorporated by reference to Exhibit 10.34 to Form 10-K filed March 17, 2011)

10.29	Consent Order with FDIC and Oregon Department of Consumer and Business Services Division of Finance and Corporate Securities (incorporated by reference to Exhibit 99.1 to Form 8-K filed April 8, 2010)

10.30	Written Agreement with Federal Reserve Bank of San Francisco and Oregon Department of Consumer and Business Services Division of Finance and Corporate Securities (incorporated by reference to Exhibit 99.1 to Form 8-K filed June 9, 2010)

10.31*	Employment Agreement with Steven R. Erb dated effective as of January 15, 2012 (incorporated by reference to Exhibit 99.1 to Form 8-K filed April 6, 2012)

10.32 #	Securities Purchase Agreement with U.S. Treasury and Starbuck Bancshares, Inc. dated December 11, 2012

21 #	Subsidiaries

23.1 #	Consent of Moss Adams LLP

31.1 #	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

31.2 #	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

32.1 #	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(a) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U. S. C. Section 1350

32.2 #	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(a) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U. S. C. Section 1350

99.1 #	Subsequent year certification of Principal Executive Officer pursuant to TARP Capital Purchase Program

99.2 #	Subsequent year certification of Principal Financial Officer pursuant to TARP Capital Purchase Program

101 **	The following financial information from the Annual Report on Form 10-K for the period ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Loss; (iv) the Consolidated Statements of Changes in Shareholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

#	filed herewith
*	compensatory plan or arrangement
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities and Exchange Act of 1934, as amended and otherwise are not subject to liability under those sections.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

PREMIERWEST BANCORP

(Registrant)

By:	/S/ JAMES M. FORD	Date: March 18, 2013
James M. Ford, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/S/ JAMES M. FORD	Date: March 18, 2013
James M. Ford,
President and Chief Executive Officer (Principal Executive Officer)

By:	/S/ JOHN L. ANHORN	Date: March 18, 2013
John L. Anhorn,
Director and Chairman of PremierWest Bank

By:	/S/ RICHARD R. HIEB	Date: March 18, 2013
Richard R. Hieb, Director

By:	/S/ DOUGLAS N. BIDDLE	Date: March 18, 2013
Douglas N. Biddle,
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

By:	/S/ JOHN DUKE	Date: March 18, 2013
John Duke, Director

By:	/S/ DENNIS HOFFBUHR	Date: March 18, 2013
Dennis Hoffbuhr, Director

By:	/S/ RICKAR WATKINS	Date: March 18, 2013
Rickar Watkins, Director

By:	/S/ JAMES PATTERSON	Date: March 18, 2013
James Patterson, Director

By:	/S/ TOM BECKER	Date: March 18, 2013
Tom Becker, Director and Vice-Chairman of PremierWest Bancorp

By:	/S/ BRIAN PARGETER	Date: March 18, 2013
Brian Pargeter, Director

By:	/S/ PATRICK HUYCKE	Date: March 18, 2013
Patrick Huycke, Director and Chairman of PremierWest Bancorp

By:	/S/ JOHN DICKERSON	Date: March 18, 2013
John Dickerson, Director

By:	/S/ GEORGES C. ST. LAURENT, JR.	Date: March 18, 2013
Georges C. St. Laurent, Jr., Director

By:	/S/ MARY CARRYER	Date: March 18, 2013
Mary Carryer, Director

By:	/S/ BRUCE CURRIER	Date: March 18, 2013
Bruce Currier, Director